Form 10-K
period 2017-12-31
NEWMARK GROUP, INC.
filed 2018-03-20
CIK 1690680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Numbers: 001-38329

NEWMARK GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	6531	81-4467492
(State or other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

125 Park Avenue

New York, New York 10017

(212) 610-2200

(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, there was no trading market for the registrant’s Class A common stock. The registrant’s Class A common stock began trading on the NASDAQ Global Select Market on December 15, 2017.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 19, 2018
Class A Common Stock, par value $0.01 per share	138,921,532 shares
Class B Common Stock, par value $0.01 per share	15,840,049 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K

Newmark Group, Inc.

2017 FORM 10-K ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements.

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to:

•	our relationship with Cantor, BGC Partners and their respective affiliates and any related conflicts of interest, competition for and retention of brokers and other managers and key employees;

•	the timing of the distribution (as defined below) and whether the distribution will occur at all;

•	pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;

•	the effect of industry concentration and reorganization, reduction of customers and consolidation;

•	market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets for commercial real estate and related services, and our ability to access the capital markets;

•	risks associated with the integration of acquired businesses with our other businesses;

•	risks related to changes in our relationships with the GSEs and HUD, changes in tax laws, changes in prevailing interest rates and the risk of loss in connection with loan defaults;

•	economic or geopolitical conditions or uncertainties, the actions of governments or central banks, and the impact of terrorist acts, acts of war or other violence or unrest, as well as natural disasters or weather-related or similar events;

•	the effect on our business our clients, the markets in which we operate, and the economy in general of recent changes in the U.S. and foreign tax and other laws, possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies and impasses;

•	the regulation of our business, changes in regulation relating to commercial real estate and other industries, and risks relating to compliance matters, including our taking action to ensure that we and Newmark Holdings are not deemed investment companies under the Investment Company Act of 1940 (the “Investment Company Act”);

•	factors related to specific transactions or series of transactions as well as counterparty failure;

•	the costs and expenses of developing, maintaining and protecting intellectual property, including judgments or settlements paid or received in connection with intellectual property, or employment or other litigation and their related costs;

•	our ability to obtain financing, including to refinance our indebtedness, and the risks of the resulting leverage, as well as interest and currency rate fluctuations;

•	certain other financial risks, including the possibility of future losses and negative cash flow from operations;

•	our ability to enter new markets or develop new products or services and to induce customers to use these products or services and to secure and maintain market share;

•	our ability to enter into marketing and strategic alliances, and other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and the integration of any completed transactions;

•	our estimates or determinations of potential value with respect to various assets or portions of our business, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire new personnel;

•	our ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•	financial reporting, accounting and internal control factors, including identification of any material weaknesses in our internal controls and our ability to prepare historical and pro forma financial statements and reports in a timely manner;

•	the effectiveness of our risk management policies and procedures, and the impact of unexpected market moves and similar events;

•	the ability to meet expectations with respect to payment of dividends and repurchases of our common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from BGC Partners, Cantor or our executive officers, other employees, partners and others and the effect on the market for and trading price of our Class A common stock as a result of any such transactions; and

•	other factors, including those that are discussed under “Risk Factors,” to the extent applicable.

The foregoing risks and uncertainties, as well as those risks and uncertainties discussed under the headings “Item 1A—Risk Factors,” and “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (the “SEC”), and future results or events could differ significantly from these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (which we refer to as the “SEC”). You may read and copy any document we file at the SEC’s Public Reference Room located at One Station Place, 100 F Street, N.E., Washington, D.C. 20549. You can also request copies of the documents, upon payment of a duplicating fee, by writing the Public Reference Section of the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. These filings are also available to the public from the SEC’s website at www.sec.gov.

Our website address is www.ngkf.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13G filed on behalf of Cantor Fitzgerald, L.P., CF Group Management, Inc., BGC Partners, Inc., our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and business. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

CERTAIN DEFINITIONS

Unless we otherwise indicate or unless the context requires otherwise, any reference in this Annual Report on Form 10-K to these terms have the following meanings:

•	the “ancillary agreements” refers collectively to the amended and restated limited partnership agreement of Newmark OpCo; the amended and restated limited partnership agreement of Newmark Holdings; the administrative services agreement between Newmark and Cantor; the transition services agreement between Newmark and BGC Partners; the tax matters agreement between Newmark, Newmark Holdings, Newmark OpCo, BGC Partners, BGC Holdings and BGC U.S.; the tax receivable agreement between Newmark and Cantor; the registration rights agreement between Newmark, BGC Partners and Cantor; and the exchange agreement;

•	“BGC Notes” refer to certain note obligations owed to BGC Partners that were assumed by Newmark OpCo from BGC U.S. and have an outstanding principal amount of $412.5 million, plus accrued but unpaid interest thereon;

•	“Berkeley Point” refers to Berkeley Point Financial LLC and “Berkeley Point business” refers to the business conducted by Berkeley Point and its subsidiaries;

•	“BGC Global” refers to BGC Global Holdings, L.P., which holds the non-U.S. business of the BGC group;

•	“BGC group” or “BGC Partners group” refers to (1) prior to the separation, BGC Partners, BGC Holdings, BGC U.S. and BGC Global and each of their respective subsidiaries; and (2) after the separation, BGC Partners, BGC Holdings, BGC U.S. and BGC Global and each of their respective subsidiaries (other than any member of the Newmark group);

•	“BGC Holdings” refers to BGC Holdings, L.P.;

•	“BGC Partners” or “BGC” refers to BGC Partners, Inc.;

•	“BGC U.S.” refers to BGC Partners, L.P., which holds the U.S. business of the BGC group;

•	“Term Loan” refers to the term loan with an original principal amount of $575.0 million, plus accrued but unpaid interest thereon that we assumed from BGC Partners at the separation. As of December 31, 2017, the Term Loan had a balance of $270.7 million, which has been repaid in full;

•	“Converted Term Loan” refers to a term loan with an original principal amount of $400.0 million, plus accrued but unpaid interest thereon, which was assumed by us at the separation. As of December 31, 2017, the Converted Term Loan had a balance of $400.0 million;

•	“BGC Equity Plan” refers to an incentive program under BGC Partners’ Seventh Amended and Restated Long Term Incentive Plan;

•	“Cantor” refers to Cantor Fitzgerald, L.P. and, as applicable, CFGM;

•	“Cantor group” refers to Cantor and its subsidiaries (other than any member of the BGC group or the Newmark group), Howard W. Lutnick and/or any of his immediate family members as so designated by Howard W. Lutnick and any trusts or other entities controlled by Howard W. Lutnick;

•	“CFGM” refers to CF Group Management, Inc., the managing general partner of Cantor Fitzgerald, L.P.;

•	the “Code” refers to the Internal Revenue Code of 1986, as amended;

•	the “contribution ratio” is the number of our shares of Newmark common stock that were outstanding for each share of BGC common stock outstanding as of immediately prior to our IPO (not including any shares of our common stock sold in our IPO); this ratio was set initially at a fraction equal to one divided by 2.2;

•	the “distribution” refers to the pro rata distribution of our Class A common stock and our Class B common stock held by BGC Partners, pursuant to which shares of our Class A common stock held by BGC Partners would be distributed to the holders of shares of Class A common stock of BGC Partners and shares of our Class B common stock held by BGC Partners would be distributed to the holders of shares of Class B common stock of BGC Partners (which are currently Cantor and another entity controlled by Mr. Lutnick) (which distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes); BGC Partners has advised us that it currently expects to pursue the distribution after the expiration of the 180-day “lock-up” restriction contained in the underwriting agreement for this offering.

•	the term “employees” includes both employees and those real estate brokers who qualify as statutory non-employees under Internal Revenue Code Section 3508;

•	“eSpeed” refers to eSpeed, Inc.;

•	the “exchange agreement” refers to the exchange agreement, dated as of December 13, 2017, and as may be amended from time to time, by and among Newmark, BGC Partners and Cantor;

•	“exchangeable limited partners” or “Newmark Holdings exchangeable limited partners” means (a) any member of the Cantor group that holds an exchangeable limited partnership interest in Newmark Holdings and that has not ceased to hold such exchangeable limited partnership interest (b) any person to whom a member of the Cantor group has transferred an exchangeable limited partnership interest in Newmark Holdings and, prior to or at the time of such transfer, whom Cantor has agreed will be designated as an exchangeable limited partner and (c) any person who received an exchangeable limited partnership interest in Newmark Holdings in respect of an existing exchangeable limited partnership interest in BGC Holdings pursuant to the separation and distribution agreement;

•	the “exchange ratio” is the number of shares of Newmark common stock that a holder will receive upon exchange of one Newmark Holdings exchange right unit (the current exchange ratio is one, but is subject to adjustment as set forth in the separation and distribution agreement; see “Item 13—Certain Relationships and Related-Party Transactions—Adjustment to Exchange Ratio”);

•	“Fannie Mae” refers to the Federal National Mortgage Association;

•	“Fannie Mae DUS” refers to the Fannie Mae Delegated Underwriting and Servicing Program;

•	“FHA” refers to the Federal Housing Administration;

•	“founding partners” or “Newmark Holdings founding partners” refers to the individuals who became limited partners of Newmark Holdings in connection with the separation and who held BGC Holdings founding partner interests immediately prior to the separation (provided that members of the Cantor group, the BGC group and Howard W. Lutnick (including any entity directly or indirectly controlled by Mr. Lutnick or any trust of which he is a guarantor, trustee or beneficiary) are not founding partners); the holders of BGC Holdings founding partner interests received such founding partner interests in connection with the separation of BGC Partners from Cantor in 2008;

•	“founding/working partners” refers to founding partners and/or working partners;

•	“Freddie Mac” refers to the Federal Home Loan Mortgage Corporation;

•	“Ginnie Mae” and “GNMA” refer to the Government National Mortgage Association;

•	“GSEs” or “GSE” refers to Fannie Mae and Freddie Mac;

•	“FHFA” refers to the Federal Housing Finance Agency;

•	“HUD” refers to the U.S. Department of Housing and Urban Development;

•	“HUD LEAN” refers to HUD’s mortgage insurance program for senior housing;

•	“HUD MAP” refers to HUD’s Multifamily Accelerated Processing;

•	“IPO” means our initial public offering of 20,000,000 shares of our Class A common stock which closed on December 19, 2017 along with the sale of an additional 3,000,000 shares of our Class A common stock which closed on December 26, 2017;

•	“limited partnership unit holders” refers to the individuals who became limited partners of Newmark Holdings in connection with the separation and who held BGC Holdings limited partnership units immediately prior to the separation and certain individuals who become limited partners of Newmark Holdings from time to time after the separation and who provide services to the Newmark group;

•	“Nasdaq” refers to Nasdaq, Inc.;

•	“Nasdaq shares” or “Nasdaq payment” refers to the shares of common stock of Nasdaq which remain payable by Nasdaq in connection with the Nasdaq Transaction, the right to which BGC Partners transferred to Newmark in connection with the separation;

•	“Nasdaq Transaction” refers to the sale on June 28, 2013 of eSpeed by BGC Partners to Nasdaq, in which the total consideration paid or payable by Nasdaq included an earn-out of up to 14,883,705 shares of common stock of Nasdaq to be paid ratably over 15 years after the closing of the Nasdaq Transaction, provided that Nasdaq produces at least $25 million in gross revenues for the applicable year;

•	“Newmark” refers to Newmark Group, Inc.;

•	“Newmark & Co.” refers to Newmark & Company Real Estate, Inc.;

•	the “Newmark business” refers to the business held by members of the BGC group contributed to us pursuant to the separation and distribution agreement, which includes the commercial real estate services business historically operated by the BGC group and the Berkeley Point business. Members of the BGC group continue to hold the remainder of BGC group’s businesses and its interests in us following the separation;

•	“Newmark common stock” refers collectively to our Class A common stock and our Class B common stock;

•	“Newmark’s combined financial statements and related notes” refer to Newmark’s combined financial statements and related notes, which include Berkeley Point for all of the periods presented herein, as the acquisition of Berkeley Point has been determined to be a combination under common control resulting in a change in the reporting entity;

•	“Newmark group” refers to Newmark, Newmark Holdings, Newmark OpCo and their respective subsidiaries;

•	“Newmark Holdings” refers to Newmark Holdings, L.P.;

•	“Newmark Holdings exchange right unit” means (a) any Newmark Holdings exchangeable limited partnership interest, and (b) if and to the extent that the Newmark Holdings exchangeable limited partners (by affirmative vote of a majority in interest of such partners) shall have determined that a Newmark Holdings founding partner unit, REU or working partner unit shall be exchangeable with Newmark for shares of Newmark common stock, such founding partner unit, REU or working partner unit;

•	“Newmark OpCo” refers to Newmark Partners, L.P.;

•	the terms “producer,” “broker,” “salesperson” and “front-office personnel” are synonymous. These terms refer to customer-facing employees that are directly compensated based wholly or in part on the revenues they contribute to generating. “Average revenue per producer” is based only on “leasing and other commissions,” “capital markets,” and “gains from mortgage banking activities, net” revenues and divided by the number of corresponding producers, which is based on a period average. The productivity figures exclude both revenues and staff in “management services, servicing fees and other”;

•	“Qualified Class B Holder” refers to any of (1) BGC Partners, (2) Cantor, (3) any entity controlled by BGC Partners, Cantor or Mr. Lutnick and (4) Mr. Lutnick, his spouse, his estate, any of his descendants, any of his relatives, or any trust established for his benefit or for the benefit of his spouse, any of his descendants or any of his relatives;

•	the “separation” refers to the separation by members of the BGC group of the Newmark business from the remainder of the businesses held by the members of the BGC group pursuant to the separation and distribution agreement;

•	the “separation and distribution agreement” refers to the separation and distribution agreement entered into prior to the completion of the IPO by Cantor, Newmark, Newmark Holdings, Newmark OpCo, BGC Partners, BGC Holdings, BGC U.S. and, for certain limited purposes described therein, BGC Global as amended from time to time; and

•	“working partners” or “Newmark Holdings working partners” refers to the individuals who became limited partners of Newmark Holdings in connection with the separation and who held BGC Holdings working partner interests immediately prior to the separation and certain individuals who become limited partners of Newmark Holdings from time to time from and after the separation and who provide services to the Newmark group.

Unless otherwise indicated or unless the context requires otherwise, all references in this Annual Report on Form 10-K to the “Company,” “we,” “our,” “us,” or similar terms refer to Newmark and its consolidated subsidiaries. Further, unless otherwise indicated or unless the context requires otherwise, all figures reflect the inclusion of the Berkeley Point business.

Industry and Market Data

In this Annual Report on Form 10-K, we rely on and refer to information and statistics regarding the commercial real estate services industry. We obtained this data from independent publications or other publicly available information. Independent publications generally indicate that the information contained therein was obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. Although we believe these sources are reliable, we have not independently verified this information, and we cannot guarantee the accuracy and completeness of this information.

PART I

ITEM 1.	BUSINESS

Throughout this document Newmark Group, Inc. is referred to as “Newmark Knight Frank,” “Newmark,” and, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”

Our Business

Newmark is a rapidly growing, high-margin, full-service commercial real estate services business that offers a full suite of services and products for both owners and occupiers across the entire commercial real estate industry. Since 2011, the year in which we were acquired by BGC Partners, Inc. (which we refer to as “BGC Partners” or “BGC,” a leading global brokerage company servicing the financial and real estate markets and listed on the NASDAQ Global Select Market), we have been one of the fastest growing publicly-traded U.S. commercial real estate services firm, with a compound annual growth rate (which we refer to as “CAGR”) of revenue of 38%. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, diligence and underwriting and government-sponsored enterprise lending and loan servicing. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate services consulting, project management, lease administration and facilities management. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the 12-month period ended December 31, 2017, we generated revenues of $1.6 billion representing year-over-year growth of 18.3%.

We believe that our high margins and leading revenue growth compared to the other publicly traded real estate services companies have resulted from the execution of our unique integrated corporate strategies:

•	we offer a full suite of best-in-class real estate services and professionals to both investors/owners and occupiers,

•	we deploy deeply embedded technology and use data-driven analytics to enable clients to better manage their real estate utilization and spend, enhancing the depth of our client relationships,

•	we attract and retain market-leading professionals with the benefits of our unique partnership structure and high growth platform,

•	we actively encourage cross-selling among our diversified business lines, and

•	we continuously build out additional products and capabilities to capitalize on our market knowledge and client relationships.

Newmark was founded in 1929 with an emphasis on New York-based investor and owner services such as tenant and agency leasing, developing a reputation for talented, knowledgeable and motivated brokers. BGC acquired Newmark in 2011, and since the acquisition Newmark has embarked on a rapid expansion throughout the United States across all critical business lines in the real estate services and product sectors. We believe our rapid growth is due to our management’s vision and direction along with a proven track record of attracting high-producing talent through accretive acquisitions and profitable hiring.

Our growth to date has been focused in North America. We have more than 4,800 employees, including approximately 1,550 revenue-generating producers in over 120 offices in 90 cities, with an additional approximately 30 licensee locations in the U.S. Since 2011, we have completed over 35 complementary and accretive acquisitions, meaningfully expanding our product and services capabilities and geographic reach. We intend to continue to aggressively and opportunistically expand into markets, including outside of North America, and products where we believe we can profitably execute our full service and integrated business model.

Bolstered by our third quarter 2017 acquisition of Berkeley Point Financial LLC (which we refer to as “Berkeley Point” or “BPF,” a leading commercial real estate finance company focused on the origination, sale and servicing of multifamily loans through government-sponsored and government-funded loan programs), we believe we are poised for continued growth and value creation. We expect the combination of Berkeley Point and ARA, our top-two multifamily investment sales business, to create significant growth across our platform and serve as a powerful margin and earnings driver.

We generate revenues from commissions on leasing and capital markets transactions, technology user and consulting fees, property and facility management fees, and mortgage origination and loan servicing fees. Our revenues are widely diversified across service lines and clients, with our top 10 clients accounting for approximately 7% of our total revenue on a consolidated basis and our largest client accounting for less than 2% of our total revenues on a consolidated basis in 2017. We have also achieved industry-leading growth, with our revenues increasing approximately 600% for the 12-month period ended December 31, 2017 as compared to the year ended December 31, 2011 (the unaudited revenues for Newmark & Co.), which represents a 38% CAGR. Over 40% of this growth was attributable to the organic growth of our business, with the remaining portion of this growth coming from accretive acquisitions.

We are an affiliate of Cantor Fitzgerald, L.P. (which we refer to as “Cantor”), a diversified company primarily specializing in financial and real estate services for institutional customers operating in the global financial and commercial real estate markets. Cantor is the controlling stockholder of BGC.

Our History

Newmark is a rapidly growing, high-margin, full-service commercial real estate services business that has a long history and, since its acquisition by BGC in 2011, has developed a broad reach. Founded in 1929 with an emphasis on New York-based traditional investor and owner services such as agency leasing and property and facilities management, we have operated as the real estate services segment of BGC since our acquisition in 2011. Since 2011, we have grown organically and through acquisitions including the following:

•	acquisition of the pre-eminent commercial real estate services firm in Northern California, Cornish & Carey Commercial. We now operate in Northern California as “Newmark Cornish & Carey”;

•	acquisition of substantially all of the assets of Grubb & Ellis Company and certain of its affiliates, a full-service national commercial real estate platform of property management, facilities management and brokerage services, which were integrated with Newmark & Co. and certain of its affiliates;

•	acquisition of member companies affiliated under the Apartment Realty Advisors brand, a privately held, full-service investment brokerage network focusing exclusively on the multifamily industry. Collectively, ARA was a leader in multifamily investment brokerage and we now operate our multifamily investment brokerage practice as “ARA, a Newmark Company”;

•	acquisition of Computerized Facility Integration, LLC, a real estate strategic consulting and systems integration firm that provides corporate real estate, facilities management, and enterprise asset management information consulting and technology solutions;

•	acquisition of a commercial real estate services firm, Denver-based Frederick Ross Company;

•	acquisition of a commercial real estate services firm, Philadelphia-based Smith Mack;

•	acquisition of Excess Space Retail Services, Inc., a real estate advisory firm that focuses its business model around surplus real estate disposition and lease restructuring for retailers; and

•	acquisitions of Steffner Commercial Real Estate, LLC, a full-service commercial real estate advisory practice in the metropolitan Memphis region, and Cincinnati Commercial Real Estate, Inc., which provides services in office, industrial and retail leasing and investment sales.

In 2016 and 2017, we completed acquisitions including the following:

•	acquisition of Berkeley Point, which focuses on origination, sale and servicing of multifamily and commercial mortgage loans, including loans with GSEs;

•	acquisition of Rudesill-Pera Multifamily, LLC, a multifamily brokerage firm operating in Memphis and the Mid-South region;

•	acquisition of The CRE Group, Inc., a San Francisco-based project and development management firm;

•	acquisition of Continental Realty, Ltd., a full service brokerage based in Columbus, Ohio;

•	acquisition of NGKF, S.A. de C.V., a full service brokerage and former Newmark licensee based in Mexico City;

•	acquisition of Walchle Lear Multifamily Advisors, a multifamily investment sales brokerage firm based in Florida;

•	acquisition of the assets of Regency Capital Partners, a San Francisco-based real estate finance firm;

•	acquisition of Spring11, a New-York based commercial real estate due diligence firm; and

•	acquisition of six former offices of the Integra Realty Resources valuations network based in Washington, D.C., Baltimore, Wilmington, DE, New York/New Jersey, Philadelphia and Atlanta.

Our Services and Products

Newmark offers a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our technology advantages, industry-leading talent, deep and diverse client relationships and suite of complementary services and products allow us to actively cross-sell our services and drive industry-leading margins.

Leading Commercial Real Estate Technology Platform and Capabilities

We offer innovative real estate technology solutions for both investors/owners and occupiers that enable our clients to increase efficiency and realize additional profits. Our differentiated, value-added and client-facing technology platforms have been utilized by clients that occupy over 3.5 billion square feet of commercial real estate space globally. Our N360 platform is a powerful tool that provides instant access and comprehensive commercial real estate data in one place via mobile or desktop. This technology platform makes information accessible, including listings, historical leasing, tenant/owner information, investment sales, procurement, research, and debt on commercial real estate properties. N360 also integrates a Geographic Information Systems (which we refer to as “GIS”) platform with 3D mapping powered by Newmark’s Real Estate Data Warehouse. For our occupier clients, the VISION™ platform provides integrated business intelligence, reporting and analytics. Our clients use VISION™ to reduce cost, improve speed and supplement decision-making in applications such as real estate transactions and asset administration, project management, building operations and facilities management, environmental and energy management, and workplace management. Our deep and growing real estate database and commitment to providing innovative technological solutions empower us to provide our clients with value-adding technology products and data-driven advice and analytics.

Real Estate Investor/Owner Services and Products

Capital Markets. We offer a broad range of real estate capital markets services, including investment sales and facilitating access to providers of capital. We provide access to a wide range of services, including asset sales, sale leasebacks, mortgage and entity-level financing, equity-raising, underwriting and due diligence. Through our mortgage bankers and brokers, we are able to offer multiple debt and equity alternatives to fund capital markets transactions through third party banks, insurance companies and other capital providers, as well as through our government-sponsored enterprise lending platform, Berkeley Point. Although preliminary figures suggest U.S. commercial real estate sales volumes across the industry declined 7% year-over-year in 2017 according to Real Capital Analytics (which we refer to as “RCA”), commercial mortgage origination volumes were forecast to increase by an estimated 15% in 2017 according to the Mortgage Bankers Association (which we refer to as the “MBA”). In comparison, our capital markets revenues, which are more heavily weighted to investment sales than debt financing and note sales (which we use interchangeably with “commercial mortgage brokerage” when discussing our results), increased by 19% period-over-period in 2017. We completed approximately $46 billion in capital markets transactions in 2017, representing an increase of approximately 34% year-over-year. This $46 billion in transactions includes approximately $11 billion in financing and note sales.

Agency Leasing. We execute marketing and leasing programs on behalf of owners of real estate to secure tenants and negotiate leases. We understand the value of a creditworthy tenant to landlords and work to maximize the financing value of any leasing opportunity. As of December 31, 2017, we represented buildings that total over 360 million square feet of commercial real estate on behalf of owners in the U.S.

Valuation and Advisory. We operate a national valuation and advisory business, which has grown expansively in 2017 by approximately 215 professionals. Our appraisal team executes projects of nearly every size and type, from single properties to large portfolios, existing and proposed facilities and mixed-use developments across the spectrum of asset values. Clients include banks, pension funds, insurance companies, developers, corporations, equity funds, REITs and institutional capital sources. These institutions utilize the advisory services we provide in their loan underwriting, construction financing, portfolio analytics, feasibility determination, acquisition structures, litigation support and financial reporting.

Property Management. We provide property management services on a contractual basis to owners and investors in office, industrial and retail properties. Property management services include building operations and maintenance, vendor and contract negotiation, project oversight and value engineering, labor relations, property inspection/quality control, property accounting and financial reporting, cash flow analysis, financial modeling, lease administration, due diligence and exit strategies. We have an opportunity to grow our property or facilities management contracts in connection with other high margin leasing or other contracts. These businesses also give us better insight into our clients’ overall real estate needs.

Government Sponsored Enterprise (“GSE”) Lending and Loan Servicing. On September 8, 2017, BGC Partners completed the acquisition of Berkeley Point, a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of loans originated by it and third parties, including our affiliates. On this same date, BGC Partners, along with Cantor, also completed its investment in a commercial real estate related finance and investment business (which we refer to as “Real Estate LP”). After these transactions were completed, Berkeley Point and BGC’s investment in Real Estate LP became part of Newmark. See “Item 13—Certain Relationships and Related-Party Transactions—BP Transaction Agreement and Real Estate LP Limited Partnership Agreement” for more information on these transactions. Berkeley Point is approved to participate in loan origination, sale and servicing programs operated by the two GSEs, Fannie Mae and Freddie Mac. Berkeley Point also originates, sells and services loans under HUD’s FHA programs, and is an approved HUD MAP and HUD LEAN lender, as well as an approved Ginnie Mae issuer.

Following our acquisition of Berkeley Point, as well as our investment in Real Estate LP, we have the expertise, contacts and experience to compete effectively in most commercial real estate service lines. We believe that Berkeley Point has meaningfully increased our services offering and the overall scale and revenues of Newmark. The combination of Berkeley Point and Newmark is a powerful growth catalyst, bringing together our vast network across the commercial real estate industry with Berkeley Point’s significant financing experience.

Origination for GSEs. Berkeley Point originates multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. Through HUD’s MAP and LEAN Programs, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, senior housing and healthcare facilities. Through Berkeley Point, we are one of 25 approved lenders that participate in the Fannie Mae DUS program and one of 22 lenders approved as a Freddie Mac seller/servicer. As a low-risk intermediary, Berkeley Point originates loans guaranteed by government agencies or entities and pre-sells such loans prior to transaction closing. Berkeley Point has established a strong credit culture over decades of originating loans and remains committed to disciplined risk management from the initial underwriting stage through loan payoff. Both Fannie Mae and Freddie Mac ranked Berkeley Point as a top-five multifamily lender in 2017 based on financing volume with the GSEs. For the full year 2017, Berkeley Point’s GSE and FHA loan originations increased by 16% year-over-year, to $8.9 billion.

Servicing. In conjunction with our origination services, we sell the loans that we originate under GSE and FHA programs and retain the servicing of those loans. The servicing portfolio (which includes certain other non-agency loans) provides a stable, predictable recurring stream of revenue to us over the life of each loan. As of December 31, 2017, Berkeley Point’s servicing portfolio was $58.0 billion (of which approximately 6% relates to special servicing) and average remaining servicing term per loan was approximately eight years as of December 31, 2017. The loans in our servicing portfolio represented approximately 3,360 loans in 49 states and the District of Columbia as of December 31, 2017. As of December 31, 2017, Berkeley Point’s mortgage servicing rights had a book value of approximately $392.6 million. The typical multifamily loan that Berkeley Point originates and services under these programs is fixed rate, and includes significant prepayment penalties. These structural features generally offer prepayment protection and provide more stable, recurring fee income. Berkeley Point is a Fitch and S&P rated commercial loan primary and special servicer, as well as a Kroll rated commercial loan primary and GSE special servicer. It has a team of over 60 professionals throughout various locations in the United States dedicated to primary and special servicing and asset management. These professionals focus on financial performance and risk management to anticipate potential property, borrower or market issues. Portfolio management conducted by these professionals is not only a risk management tool, but also leads to deeper relationships with borrowers, resulting in continued interaction with borrowers over the term of the loan, and potential additional financing opportunities.

The combination of Berkeley Point and ARA brings together, respectively, a leading multifamily debt origination platform with a top-two multifamily investment sales business that executed approximately $20 billion of capital markets activity in 2017, which we believe will provide substantial cross-selling opportunities. In particular, we expect revenues to increase as Berkeley Point begins to capture a greater portion of the financings on ARA’s investment sales transactions, and as BPF cross-refers businesses to ARA.

Product Offerings

•	Fannie Mae. As one of 25 lenders under the Fannie Mae DUS program, Fannie Mae has delegated to Berkeley Point responsibility for ensuring that the loans originated under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. In exchange for this delegation of authority, Berkeley Point shares up to one-third of the losses that may result from a borrower’s default. Most of the Fannie Mae loans that Berkeley Point originates are sold, prior to loan funding, in the form of a Fannie Mae-insured security to third-party investors. Berkeley Point services all loans that it originates under the Fannie Mae DUS program.

•	Freddie Mac. As one of 22 Freddie Mac Program Plus lenders, Berkeley Point originates and sells to Freddie Mac multifamily, affordable and seniors loans that satisfy Freddie Mac’s underwriting and other eligibility requirements. Under the program, Berkeley Point submits the completed loan underwriting package to Freddie Mac and obtains Freddie Mac’s commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that Berkeley Point sells to Freddie Mac. Freddie Mac may choose to hold, sell or, as it does in most cases, later securitize such loans. Berkeley Point does not have any material risk-sharing arrangements on loans sold to Freddie Mac under Program Plus. Berkeley Point also generally services loans that it originates under this Freddie Mac program.

•	HUD/Ginnie Mae/FHA. As an approved HUD MAP and HUD LEAN lender and Ginnie Mae issuer, Berkeley Point provides construction and permanent loans to developers and owners of multifamily housing, affordable housing, senior housing and healthcare facilities. Berkeley Point submits a completed loan underwriting package to FHA and obtains FHA’s firm commitment to insure the loan. The loans are typically securitized into Ginnie Mae securities that are sold, prior to loan funding, to third-party investors. Ginnie Mae is a United States government corporation in HUD. Ginnie Mae securities are backed by the full faith and credit of the United States. In the event of a default on a HUD insured loan, HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse the majority of remaining losses of principal and interest. The lender typically is obligated to continue to advance principal and interest payments and tax and insurance escrow amounts on Ginnie Mae securities until the HUD mortgage insurance claim has been paid and the Ginnie Mae security is fully paid. Berkeley Point generally services all loans that it originates under these programs.

Lending Transaction Process. Berkeley Point’s value driven, credit focused approach to underwriting and credit processes provides for clearly defined roles for senior management and carefully designed checks and balances to ensure appropriate quality control. Berkeley Point is subject to both its own and the GSEs’ and HUD’s rigorous underwriting requirements related to property, borrower, and market due diligence to identify risks associated with each loan and to ensure credit quality, satisfactory risk assessment and appropriate risk diversification for our portfolio. Berkeley Point believes that thorough underwriting is essential to generating and sustaining attractive risk adjusted returns for its investors.

Berkeley Point sources lending opportunities by leveraging a deep network of direct borrower and broker relationships in the real estate industry from its national origination platform. Berkeley Point benefits from its 11 offices located throughout the United States and its $58.0 billion servicing portfolio (of which approximately 6% relates to special servicing), providing real time information on market performance and comparable data points.

Financing. Berkeley Point finances its loan originations through collateralized financing agreements in the form of warehouse loan agreements (which we refer to as “WHAs”) with three lenders and an aggregate commitment as of December 31, 2017 of $950 million and an uncommitted $325 million Fannie Mae loan repurchase facility. As of December 31, 2017 and December 31, 2016, Berkeley Point had collateralized financing outstanding of approximately $360 million and $258 million, respectively. Collateral includes the underlying originated loans and related collateral, the commitment to purchase the loans as well as credit enhancements from the applicable GSE or HUD. Berkeley Point typically completes the distribution of the loans it originates within 30 to 60 days of closing. Proceeds from the distribution are applied to reduce borrowings under the WHAs, thus restoring borrowing capacity for further loan originations.

Intercompany Referrals. Berkeley Point, Cantor Commercial Real Estate Company, L.P. (a subsidiary of Cantor which we refer to as “CCRE”) and BGC Partners have entered into arrangements in respect of intercompany referrals. Pursuant to these arrangements, the respective parties refer, for customary fees, opportunities for commercial real estate loans to CCRE, opportunities for real estate investment, broker or leasing services to our Newmark business, and opportunities for government-sponsored loan originations to our Berkeley Point business.

Due Diligence and Underwriting. We provide commercial real estate due diligence consulting and advisory services to a variety of clients, including lenders, investment banks and investors. Our core competencies include underwriting, modeling, structuring, due diligence and asset management. We also offer clients cost-effective and flexible staffing solutions through both on-site and off-site teams. We believe that this business line gives us another way to cross-sell services to our clients.

Real Estate Occupier Services and Products

Tenant Representation Leasing. We represent commercial tenants in all aspects of the leasing process, including space acquisition and disposition, strategic planning, site selection, financial and market analysis, economic incentives analysis, lease negotiations, lease auditing and project management. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, negotiating lease and ownership terms with landlords and reducing real estate costs for clients through analyzing, structuring and negotiating business and economic incentives. Fees are generally earned when a lease is signed and/or the tenant takes occupancy of the space. In many cases, landlords are responsible for paying the fees. We use innovative technology and data to provide tenants with an advantage in negotiating leases, which has contributed to our market share gains. In 2016, we completed U.S. leasing transactions (including agency leasing) covering more than 140 million square feet.

Workplace and Occupancy Strategy. We provide services to help organizations understand their current workplace standards and develop plans and policies to optimize their real estate footprint. We offer a multi-faceted consulting service underpinned by robust data and technology.

Global Corporate Services (“GCS”) and Consulting. GCS is our consulting and services business that focuses on reducing occupancy expense and improving efficiency for corporate real estate occupiers, with large, often multi-national presence. We provide beginning-to-end corporate real estate solutions for clients. GCS makes its clients more profitable by optimizing real estate usage, reducing overall corporate footprint, and improving work flow and human capital efficiency through large scale data analysis and our industry-leading technology. We offer global enterprise optimization, asset strategy, transaction services, information management, an operational technology product and transactional and operational consulting. Our consultants provide expertise in financial integration, portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, merger and acquisition integration, and industrial consulting. We utilize a variety of advanced technology tools to facilitate the provision of transaction and management services to our clients. For example, our innovative VISION™ tool provides data integration, analysis and reporting, as well as the capability to analyze potential “what if” scenarios to support client decision making. VISION™ is a scalable and modular enterprise solution that serves as an integrated database and process flow tool supporting the commercial real estate cycle. Our VISION™ tool combines the best analytical tools available and allows the client to realize a highly accelerated implementation timeline at a reduced cost. We believe that we have achieved more than $3 billion in savings for our clients to date.

We provide real estate strategic consulting and systems integration services to our global clients including many Fortune 500 and Forbes Global 2000 companies, owner-occupiers, government agencies, healthcare and higher education clients. We also provide enterprise asset management information consulting and technology solutions which can yield hundreds of millions of dollars in cost-savings for our GCS business’s client base on an annual basis. The relationships developed through the software implementation at corporate clients lead to many opportunities for us to deliver additional services. We also provide consulting services through our GCS business. These services include operations consulting related to financial integration, portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, merger and acquisition integration and industrial consulting. Fees for these services are on a negotiated basis and are often part of a multi-year services agreement. Fees may be contingent on meeting certain financial or savings objectives with incentives for exceeding agreed upon targets.

Technology. GCS has upgraded and improved upon various technologies offered in the Real Estate field combining our technological specialties and our creative core of development within our GCS platform. We believe this technology to be a differentiator in the market and is in the first phase of our plan of continued innovations. This technology is currently being offered, and rolled out, to some of the world’s largest corporations. Delivering best-in-class technology solutions to occupiers of real estate will allow us an opportunity to add value to our clients and allow us to realize additional revenue growth through other GCS services such as lease administration, facilities management and tenant representation, as well as capital markets transactions for owner-occupiers of real estate.

Recurring Revenue Streams. GCS often provides a recurring revenue stream when it enters into multi-year contracts that provide repeatable transaction work, as opposed to one-off engagements in specific markets and other recurring fees for ongoing services, such as facilities management and leases administered over the course of the contract. Today’s clients are focused on corporate governance, consistency in service delivery, centralization of the real estate function and procurement. Clients are also less focused on transaction- based outcomes and more focused on overall results, savings, efficiencies and optimization of their overall business objectives. GCS was specifically designed to meet these objectives. We believe that GCS is hired to solve business problems, not “real estate” problems.

GCS provides a unique lens into the corporate real estate (which we refer to as “CRE”) outsourcing industry and offers a unique way to win business. Whether a client currently manages its corporate real estate function in-house (insource) or has engaged an external provider (outsource), GCS drives value by securing accounts that are first generation outsource or by gaining outsourced market share.

GCS provides a recurring revenue stream via entering into multi-year contracts that provide repeatable transaction work, as opposed to one-off engagements in specific markets.

GCS increases value for the overall organization via multiple channels:

•	Multiplying “transactionable” revenue for the firm across all locations in a client’s total real estate portfolio (i.e., involvement in transactions for hundreds to thousands of assets versus one transaction for a single asset).

•	Leveraging our position as a trusted advisor to route business to other non-related divisions of overall organization (e.g., capital markets).

•	Amplifying business generation via large corporate procurement-driven efforts that involve harnessing the enterprise-wide spend for business-to-business / reciprocal business opportunities.

As a result of our GCS business, we have been named a “Leader” by The International Association of Outsourcing Professionals (which we refer to as the “IAOP”) in its prestigious annual Global Outsourcing 100 list for 2017, which identifies the world’s best outsourcing providers across all industries. In recognition of the success of our GCS platform, we have been named in the IAOP Global Outsourcing 100 six years in a row. With the development of our GCS technologies, we were also ranked among InformationWeek’s 500 for “Business Technology Innovators” for five consecutive years.

In addition to the direct value that GCS creates for its clients, for our overall organization and for our brand within the industry, there is inherent value in GCS as a driver of innovation and thought leadership. GCS is comprised of subject matter experts and CRE leaders, and we generate strategic value by speaking at and hosting industry-related panels at CoreNet Global as well as the World Economic Forum and by publishing content to market. Also, the implementation of our Certified Advisor Program and internal GCS summits feature workshops, sessions and other activities designed to share key information, lessons learned and share best practices, all with the goal of improving service across all accounts.

Project Management. We provide a variety of services to tenants and owners of self-occupied spaces. These include conversion management, move management, construction management and strategic occupancy planning services. These services may be provided in connection with a discrete tenant representation lease or on a contractual basis across a corporate client’s portfolio. Fees are generally determined on a negotiated basis and earned when the project is complete.

Real Estate and Lease Administration. We manage leases for our clients for a fee, which is generally on a per lease basis. As of December 31, 2017, we had more than 20,000 leases under management. We also perform lease audits and certain accounting functions related to the leases. Our lease administration services include critical date management, rent processing and rent payments. These services provide additional insight into a client’s real estate portfolio, which allows us to deliver significant value back to the client through provision of additional services, such as tenant representation, project management and consulting assignments, to minimize leasing and occupancy costs. For large occupier clients, our real estate technology enables them to access and manage their complete portfolio of real estate assets. We offer clients a fully integrated user-focused technology product designed to help them efficiently manage their real estate costs and assets.

Facilities Management. We manage a broad range of properties on behalf of users of commercial real estate, including headquarters, facilities and office space, for a broad cross section of companies, including Fortune 500 and Forbes Global 2000 companies. We manage the day-to-day operations and maintenance for urban and suburban commercial properties of most types, including office, industrial, data centers, healthcare, retail, call centers, urban towers, suburban campuses, and landmark buildings. Facilities management services may also include facility audits and reviews, energy management services, janitorial services, mechanical services, bill payment, maintenance, project management, and moving management. While facility management contracts are typically three to five years in duration, they may be terminated on relatively short notice periods. Our facilities management services cover more than 250,000 work orders annually.

Industry Trends and Opportunity

We expect the following industry and macroeconomic trends to impact our market opportunity:

Large and Highly Fragmented Market. The commercial real estate services industry is a more than $200 billion global revenue market opportunity of which we believe a significant portion currently resides with smaller and regional companies. Less than 15% of the revenue in the commercial real estate market is currently serviced by the top six global firms (by revenue), leaving a large opportunity for us to reach clients serviced by the large number of fragmented smaller and regional companies. We believe that clients increasingly value full service real estate service providers with comprehensive capabilities and multi-jurisdictional reach. We believe this will provide a competitive advantage for us as we have full service capabilities to service both real estate owners and occupiers.

Trend Toward Outsourcing of Commercial Real Estate Services. Outsourcing of real estate-related services has reduced both property owner and tenant costs, which has spurred additional demand for real estate. We believe that the more than $200 billion global revenue opportunity includes a large percentage of companies and landlords that have not yet outsourced their commercial real estate functions, including many functions offered by our management services businesses. Large corporations are focused on consistency in service delivery and centralization of the real estate function and procurement to maximize cost savings and efficiencies in their real estate portfolios. This focus tends to lead them to choose full-service providers like Newmark, where customers can centralize service delivery and maximize cost reductions. Our GCS business was specifically designed to meet these objectives through the development of high value-add client-embedded technology, expert consultants and transaction execution. Additionally, we believe that approximately 80% of property owners and occupiers (as measured by square feet) do not outsource and we consult with them and implement software to facilitate self-management more efficiently. This technology produces licensing and consulting revenues, allows us to engage further with these clients and positions us for opportunities to provide transaction and management services to fulfill their needs.

Increasing Institutional Investor Demand in Commercial Real Estate. Institutions investing in real estate often compare their returns on investments in real estate to the underlying interest rates in order to allocate their investments. The continued low interest rate environment around the world and appealing spreads have attracted significant additional investment by the portfolios of sovereign wealth funds, insurance companies, pension and mutual funds, and other institutional investors, leading to an increased percentage of direct and indirect ownership of real-estate related assets over time. The target allocation to real estate by all institutional investors globally has increased from 3.7% of their overall portfolios in 1990 to over 10% in 2017, according to figures from Preqin Real Estate Online, Cornell University’s Baker Program in Real Estate and Hodes Weill & Associates. We expect this positive allocation trend to continue to benefit our capital markets, services, and GSE lending businesses.

Significant Levels of Commercial Mortgage Debt Outstanding and Upcoming Maturities. With $3.1 trillion in U.S. mortgage debt outstanding and with approximately $1.5 trillion of maturities expected from 2018 to 2021 according to Trepp, LLC and the MBA, we see opportunities in our commercial mortgage brokerage businesses and our GSE lending units. Sustained low interest rates typically stimulate our capital markets business, where demand is often dependent on attractive all-in borrowing rates versus asset yields. Demand also depends on credit accessibility and general macroeconomic trends.

Favorable Multifamily Demographics Driving Growth in GSE Lending and Multifamily Sales. Delayed marriages, an aging population and immigration to the United States are among the factors increasing demand for new apartment living, which, according to a recent study commissioned by the National Multifamily Housing Council (which we refer to as the “NMHC”) and the National Apartment Association (which we refer to as the “NAA”), is expected to reach 4.6 million new apartments by 2030. The NMHC estimates that 325,000 new apartments must be built annually through 2030 to meet new demand. Additionally, according to the MBA, multifamily loan originations by all lenders are estimated to have increased to $277 billion in 2017, CAGR of 12% from 2014 to 2017, while GSE originations were estimated to have increased by a 26% CAGR over the same period. We expect these trends will support continued growth for our multifamily business platform, which provides integrated investment sales capabilities through ARA and GSE lending and servicing capabilities through Berkeley Point and our mortgage brokerage business.

Our Competitive Strengths

We believe the following competitive strengths differentiate us from competitors and will help us enhance our position as a leading commercial real estate services provider:

Full Service Capabilities. We provide a fully integrated real estate services platform to meet the needs of our clients and seek to provide beginning-to-end corporate services to each client. These services include leasing, investment sales, mortgage brokerage, property management, facility management, multifamily GSE lending, loan servicing, advisory and consulting, appraisal, property and development services and embedded technological solutions to support their activities and allow them to comprehensively manage their real estate assets. Through our investment in Real Estate LP (see “Item 13—Certain Relationships and Related-Party Transactions—BP Transaction Agreement and Real Estate LP Limited Partnership Agreement”), we are able to provide clients access to nonagency lending investment management and other real-estate related offerings. Today’s clients are focused on consistency of service delivery, centralization of the real estate function and procurement, resulting in savings and efficiencies by allowing them to focus on their core competencies. Our target clients increasingly award business to full-service commercial real estate services firms, a trend which benefits our business over a number of our competitors. Additionally, our full service capabilities afford us an advantage when competing for business from clients who are outsourcing real estate services for the first time, as well as clients seeking best in class technology solutions. We believe that our comprehensive, top-down approach to commercial real estate services has allowed our revenue sources to become well-diversified across services and into key markets throughout North America.

Proven Ability to Hire and Acquire. We believe we have an exceptional ability to identify, acquire or hire, and integrate high-performing companies and individuals. Since our acquisition by BGC in the fourth quarter of 2011 through December 31, 2017, we have meaningfully expanded our capabilities, become a full-service commercial real estate services firm and increased our producer headcount from approximately 400 to approximately 1,550 and our number of offices from approximately 40 to over 120. From 2012 through 2017, we increased our average revenue per producer by 70% from $474,000 to $806,000. (See the definitions of

“producer” and “average revenue per producer” at the beginning of this document.) This growth is underpinned by our ability to attract and retain top talent in the industry. Many high-performing professionals are attracted to our technology capabilities, entrepreneurial culture, emphasis on cross-selling and unique partnership structure. This unique partnership structure allows acquirees the ability to contribute the value of their business to, and receive earnings from, our partnership. We also have a successful track record of acquisitions, and have completed over 35 since 2011, including leading brokerage firms in such dynamic markets as San Francisco/Silicon Valley, Denver, Philadelphia, Houston, Dallas and Atlanta. Outside of the United States, we recently acquired a full-service real estate firm in Mexico City, a significant commercial real estate market. We expect our ability to make accretive acquisitions and hires to be significantly enhanced through the use of our standalone equity currency following our IPO.

Deeply Embedded, Industry-Leading Technology. Our advanced technology differentiates us in the marketplace by harnessing the scale and scope of our data derived from billions of square feet of leased real estate. Our technology platform is led by our innovative VISION™ product. This software combines powerful business intelligence, reporting and analytics, allowing clients to more efficiently manage their real estate portfolios. In addition to generating revenue from software licenses and user agreements, we believe our technology solutions encourage customers to use Newmark to execute capital markets and leasing transactions, as well as other recurring services. Our N360 custom mobile tools provide access to our research, demographics and notifications about various property related events. This allows us to facilitate more timely dissemination of critical real estate information to our clients and professionals spread throughout a diverse array of markets. To maintain our competitive advantage in the marketplace, we employ dedicated, in-house technology professionals and consultants who continue to improve existing software products as well as develop new innovations. We will continue to aggressively develop and invest in technology with innovations in this area, which we believe will drive the future of real estate corporate outsourcing.

Strong and Diversified Client Relationships. We have long-standing relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. We are able to provide beginning-to-end corporate services solutions for our clients through GCS. This allows us to generate more recurring and predictable revenues as we generally have multi-year contracts to provide services, including repeatable transaction work, lease administration, project management, facilities management and consulting. In capital markets, we provide real estate investors and owners with property management and agency leasing during their ownership and assist them with maximizing their return on real estate investments through investment sales, debt and equity financing, lending and valuation and appraisal services and real estate technology solutions. We believe that the many touch points we have with our clients gives us a competitive advantage in terms of client-specific and overall industry knowledge, while also giving us an opportunity to cross-sell our various offerings to provide maximum value to our customers.

Strong Financial Position to Support High Growth. We generate significant earnings and strong and consistent cash flow that we expect to fuel our future growth. For the 12-month period ended December 31, 2017, we generated revenues of $1.6 billion, representing year-over-year growth of approximately 18.3%. We intend to maintain a strong balance sheet and our separation from BGC Partners will provide us with a “pure play” and more effective acquisition currency through our listed equity securities that will allow us to continue to grow our market share as we accretively acquire companies, develop and invest in technology and add top talent across our platform. Further, we believe that our capital position will be strengthened by our expected receipt of up to 9.9 million shares of common stock of Nasdaq, Inc. (which we refer to as “Nasdaq”) to be paid ratably over approximately 10 years in connection with the eSpeed sale (see “—Nasdaq Transaction”). We expect the Nasdaq payment to provide approximately $76 million of pre-tax earnings annually during this period, based on the closing share price of Nasdaq as of December 29, 2017 (the last trading day of the year). With our strong balance sheet and standalone equity currency, we will be well positioned to make future hires and acquisitions and to profitably grow our market share.

Partnership Structure Yields Multiple Benefits. We believe that our unique partnership structure provides us with numerous competitive advantages. Unlike many of our peers, virtually all of our key executives and revenue-generating employees have equity stakes. We believe this aligns our employees and management with shareholders and encourages a collaborative culture that drives cross-selling and improves revenue growth. Additionally, our partnership structure reduces recruitment costs by encouraging retention, as equity stakes are subject to redemption or forfeiture in the event that employees leave the firm to compete with Newmark. Additionally, our partnership structure is tax efficient for employees and our public shareholders. We believe that this structure, which will be enhanced by our standalone equity currency, promotes an entrepreneurial culture that, along with our strong platform, enables us to attract key producers in key markets and services.

Strong and Experienced Management Team. We have dozens of executives and senior managers who have significant experience with building and growing industry-leading businesses and creating significant value for stakeholders. Management is heavily invested in Newmark’s success, supporting strong alignment with shareholders. We believe our deep bench of talent will allow us to significantly increase the scale of Newmark as we continue to invest in our platforms. Our Chairman, Howard Lutnick, has more than 34 years of financial industry experience at BGC Partners and Cantor. He was instrumental in the founding of eSpeed in 1996, its initial public offering in 1999, and its merger with and into BGC Partners in 2008. In 2013, he negotiated the sale of eSpeed, which generated just under $100 million in annual revenues, to Nasdaq for over $1.2 billion. See “—Nasdaq Transaction.” Barry Gosin has served as Chief Executive Officer of Newmark since 1979 and has successfully guided the Company’s significant expansion since 2011. Mr. Gosin spearheaded our merger with BGC Partners in 2011, and has received the Real Estate Board of New York’s “Most Ingenious Deal of the Year” award on three separate occasions. In addition, James Ficarro, our Chief Operating Officer, and Michael Rispoli, our Chief Financial Officer, along with our other senior management, collectively have decades of experience in the financial and real estate services industries.

Our Differentiated Business Growth Strategy

Set forth below are the key components of our differentiated business growth strategy:

Profitably Hire Top Talent and Accretively Acquire Complementary Businesses. Building on our management team’s proven track record, our unique partnership structure, our high-growth platform and our standalone equity currency, we intend to opportunistically hire additional producers and acquire other firms, services and products to strengthen and enhance our broad suite of offerings. We expect this growth to deepen our presence in our existing markets and expand our ability to service existing and new clients.

Incentivize and Retain Top Talent Using Our Partnership Structure. Unlike many of our peers, virtually all of our key executives and producers have partnership or equity stakes in our company and receive deferred equity or BGC Holdings units as part of their compensation. A significant percentage of Newmark’s fully diluted shares are owned by our executives, partners and employees. Our unique partnership structure, and our standalone equity currency, will enable us to motivate and retain our best producers more effectively than our peers in the key markets and services that are critical to our growth. Our ownership stakes, retention tools and partnership structure, together with the creation of Newmark equity solely linked to our business, will more strongly align our employee interests with those of our stockholders, and provide effective tools to recruit, motivate and retain our key employees.

Actively Cross-Sell Services to Increase Revenue and Expand Margins. We expect the combination of our services and products to generate substantial revenue synergies across our platforms, increase revenues per producer and expand margins. To complement and drive future growth opportunities within our GCS business, we are leveraging our capabilities in providing innovative front-end real estate technology solutions to complement and cross-sell other corporate services to those clients, including leasing services, project management, facilities management and lease administration services. Furthermore, the combination of Berkeley Point as a leading multifamily debt origination provider with ARA, our top-two multifamily investment sales business, and Newmark’s fast growing commercial mortgage business is an opportunity for strong loan originations and cross-selling opportunities across the multifamily market. We expect revenues to increase as Berkeley Point begins to capture a greater portion of financings on ARA’s investment sales transactions.

Utilize Our Technology to Provide Value and Deepen Relationships with Clients. We believe owners and occupiers of commercial real estate are increasingly focused on improving their efficiency, cost reduction and outsourcing of non-core real estate competencies. Through the use of our innovative technology and consulting services, we help clients become more efficient in their commercial real estate activities, and thus realize additional profit. We will continue to provide technology solutions for companies that self-manage, offering them visibility into their real estate data and tools to better manage their real estate utilization and spend. For instance, we are well positioned to provide technology services for the approximately 80% of the market (measured in square feet) that we believe does not outsource their real estate functions. The deep insight into our clients that we gain through our data and technology will provide us with opportunities to cross-sell consulting and transaction services.

Maximize Recurring and Other Revenue Opportunity from Each Service Offering to Real Estate Owners. We drive growth throughout the life cycle of each commercial real estate asset by providing best-in-class investment sales, debt and equity financing, agency leasing and property management. Our product offerings often create recurring revenues from properties, in particular with respect to property management, where the average life of our properties under management exceeds five years, and our servicing portfolio of $58.0 billion (of which approximately 6% relates to special servicing). As of December 31, 2017, our primary servicing portfolio had an average life of eight years. Our multifamily investment sales business and our commercial mortgage brokerage business also drive revenue, through referrals, to our GSE lending business. And we have also begun a meaningful expansion of our valuation and appraisal business, which we expect to spur significant growth and complement our platforms supporting the buying and selling of commercial real estate.

Opportunity to Grow Global Footprint. In 2017, less than 1% of our revenues were from international sources, while our largest, full-service, U.S.-listed competitors earned approximately 40-50% or more of their revenues outside the U.S. for the most recent twelve-month periods reported, excluding investment management. We believe that our successful history of acquiring businesses across the U.S. and making profitable hires across our business lines demonstrates our ability to increase revenues in the U.S. and grow substantially through acquisitions and hiring globally. Currently, we facilitate servicing our clients’ needs outside of the Americas through our alliance with London-based Knight Frank LLP (which we refer to as “Knight Frank”). We believe that we have a substantial opportunity to grow in the U.S. and internationally across leasing, investment sales, mortgage brokerage, property management, facilities management, loan servicing, advisory and consulting, appraisal, property and development services.

Nasdaq Transaction

On June 28, 2013, BGC Partners sold eSpeed to Nasdaq in the Nasdaq Transaction. The total consideration paid or payable by Nasdaq included an earn-out of up to 14,883,705 shares of common stock of Nasdaq to be paid ratably over 15 years after the closing of the Nasdaq Transaction, provided that Nasdaq produces at least $25 million in gross revenues for the applicable year. Nasdaq has recorded more than $2.4 billion in gross revenues for each of the last 11 calendar years and generated gross revenues of approximately $4.0 billion in 2017. The right to receive the remainder of the Nasdaq payment was transferred from BGC Partners to us beginning in the third quarter of 2017. We have recorded a gain related to the 2017 Nasdaq payment of $76 million in 2017, and expect our future results to include the additional approximately 9.9 million Nasdaq shares to be received over time These expected future shares were valued at approximately $762 million based on the closing price of Nasdaq on December 29, 2017 (the last day of trading for the year.). We believe that the inclusion of the Nasdaq payment in our results will be beneficial to us because it will give us additional funds that we may use to profitably hire and make accretive acquisitions and thus profitably grow our market share, as well as satisfy debt obligations.

Our Knight Frank Partnership

We offer services to clients on a global basis. In 2005, we partnered with London-based Knight Frank in order to enhance our ability to provide best-in-class local service to our clients, throughout the world. Knight

Frank is a leading independent, global real estate services firm providing integrated prime and commercial real estate services and operates in over 200 key office hubs across Europe, the Middle East, Asia, Australia and Africa. Outside of the Americas, we collaborate with Knight Frank to ensure that our clients have access to local expertise and to highly-skilled professionals in the locales where they choose to transact. We expect that our cross-selling efforts with Knight Frank will lead to continued growth, particularly as our growing capital markets business increases its penetration with foreign investors.

While we have the right to expand our international operations, we may be subject to certain short-term contractual restrictions due to our existing agreement with Knight Frank, which, was extended, effective on December 28, 2017 for a three-year period with a 90-day mutual termination right. The agreement restricts the parties from operating a competing commercial real estate business in the other party’s areas of responsibility. Our areas of responsibility are North America and South America. Knight Frank’s areas of responsibility are the Asia-Pacific region, Europe, the Middle East and Africa.

Our Domestic and Latin American Real Estate Services Alliances

In certain smaller markets in the United States and elsewhere in Latin America in which we do not maintain owned offices, we have agreements in place to operate on a collaborative and cross-referral basis with certain independently-owned offices in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. We do not derive a significant portion of our revenue from these relationships. These independently owned offices generally use some variation of our branding in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently-owned offices, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where our business does not have a physical presence.

Industry Recognition

As a result of our experienced management team’s ability to skillfully grow the Company, we have become a nationally recognized brand. Over the past several years, we have consistently won a number of U.S. industry awards and accolades, been ranked highly by third-party sources and significantly increased our rankings, which we believe reflects recognition of our performance and achievements. For example:

•	Ranked #5 Top Brokers in sales of Office Properties, Real Estate Alert, 2017, up from #17 in 2010, the year before the Company was acquired by BGC;

•	Ranked #3 Top Brokerage Firm, Commercial Property Executive, 2017;

•	Ranked #4 Top Brokerage Firm, National Real Estate Investor, 2017;

•	Ranked #5 Multifamily Fannie Mae DUS producer for 2017 by the agency, up from #10 in 2013, the year before we acquired this business;

•	Ranked #5 Multifamily Freddie Mac lender in 2017 by the agency, up from #10 in 2013 (per the MBA), the year before we acquired this business;

•	Ranked #2 Top Brokers of Multifamily Properties, Real Estate Alert, 2017;

•	Ranked #2 Best Commercial Real Estate Tenant Representation Firm, New York Law Journal, 2017; also ranked #2 Best Commercial Real Estate Property Management Firm, New York Law Journal, 2017;

•	Ranked #4 New York’s Largest Commercial Property Managers, Crain’s New York Business, 2017;

•	Ranked Top 100 Global Outsourcing Firms, International Association of Outsourcing Professionals, 2017;

•	Winner of 12 REBNY Deal of the Year Awards in the last 12 Years, Real Estate Board of New York or Winner of REBNY 2015 Most Ingenious Deal of the Year Award and 2015 Most Ingenious Retail Deal of the Year Award;

•	Ranked #2 Commercial Real Estate Firms, Newmark Cornish & Carey, Silicon Valley Business Journal, 2017; and

•	Ranked #5 of the Top 25 in Sales Volume, Real Capital Analytics Survey, 2017, up from #21 in 2010, the year before the Company was acquired by BGC.

Clients

Our clients include a full range of real estate owners, occupiers, tenants, investors, lenders and multi-national corporations in numerous markets, including office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage, land, condominium conversions, subdivisions and special use. Our clients vary greatly in size and complexity, and include for-profit and non-profit entities, governmental entities and public and private companies. For the year ended December 31, 2017, our top 10 clients, collectively, accounted for approximately 7% of our total revenue on a consolidated basis, and our largest client accounted for less than 2% of our total revenue on a consolidated basis.

Sales and Marketing

We seek to develop our brand and to highlight its expansive platform while reinforcing our position as a leading commercial real estate services firm in the United States through national brand and corporate marketing, local marketing of specific product lines and targeted broker marketing efforts.

National Brand and Corporate Marketing

At a national level, we utilize media relations, industry sponsorships and sales collateral and targeted advertising in trade and business publications to develop and market our brand. We believe that our emphasis on our unique capabilities enables us to demonstrate our strengths and differentiate ourselves from our competitors. Our multi-market business groups provide customized collateral, website and technology solutions that address specific client needs.

Local Product Line Marketing and Targeted Broker Efforts

On a local level, our offices (including those owned by us and independently owned offices) have access to tools and templates that provide our sales professionals with the market knowledge we believe is necessary to educate and advise clients, and also to bring properties to market quickly and effectively. These tools and templates include proprietary research and analyses, web-based marketing systems and ongoing communications and training about our depth and breadth of services. Our sales professionals use these local and national resources to participate directly in selling to, advising and servicing clients. We provide marketing services and materials to certain independently owned offices as part of an overall agreement allowing them to use our branding. We also benefit from shared referrals and materials from local offices.

Additionally, we invest in and rely on comprehensive research to support and guide the development of real estate and investment strategy for our clients. Research plays a key role in keeping colleagues throughout the organization attuned to important trends and changing conditions in world markets. We disseminate this information internally and externally directly to prospective clients and the marketplace through the company website. We believe that our investments in research and technology are critical to establishing our brand as a thought leader and expert in real estate-related matters and provide a key sales and marketing differentiator.

Intellectual Property

We regard our technology and intellectual property rights, including our brands, as a critical part of our business. We hold various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as contractual restrictions, to establish and protect our intellectual property rights. We own numerous domain names and have registered numerous trademarks and/or service marks in the United States and foreign countries. We have a number of pending patent applications relating to the product of our thought leadership. We will continue to file additional patent applications on new inventions, as appropriate, demonstrating our commitment to technology and innovation. Although we believe our intellectual property rights play a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially adversely affected by the expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights. Our trademark registrations must be renewed periodically, and, in most jurisdictions, every 10 years.

Competition

We compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, owner-occupier, property and agency leasing, property sales, valuation, capital markets (equity and debt) solutions, GSE lending and loan servicing and development services. Each business discipline is highly competitive on a local, regional, national and global level. Depending on the geography, property type or service, we compete with other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our real estate management services business and have recently expanded their offerings. These competitors include companies such as Aramark, ISS A/S and ABM Industries. We also compete with in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms in various parts of our business. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms that are smaller than us, some of these competitors are more entrenched than us on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Inc., Cushman & Wakefield (majority-owned by TPG Capital), Savills Studley, Inc. and Colliers International Group, Inc. In addition, more specialized firms like HFF, Inc., Marcus & Millichap Inc., Eastdil Secured LLC (part of Wells Fargo & Company) and Walker & Dunlop compete with us in certain service lines.

Seasonality

Due to the strong desire of many market participants to close real estate transactions prior to the end of a calendar year, our business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. For the full year ended 2016, we earned 20% of our revenues in the first quarter and 29% of our revenues in the fourth quarter, while the comparable figures were 21% and 29%, respectively, in 2017.

Partnership Overview

We believe that our partnership structure is one of the unique strengths of our business. We expect many of our key brokers, salespeople and other professionals to have their own capital invested in our business, aligning their interests with those of our stockholders. We control the general partner of Newmark Holdings. The limited partnership interests in Newmark Holdings consist of: (i) a special voting limited partnership interest held by us; (ii) exchangeable limited partnership interests held by Cantor; (iii) founding/working partner interests held by founding/working partners; (iv) limited partnership units, which consist of a variety of units that are generally held by employees such as REUs, RPUs, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, AREUs, ARPUs and NPSUs; and (v) Preferred Units, which are working partner interests that may be awarded to holders of, or contemporaneous with, the grant of REUs, RPUs, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, AREUs, ARPUs and NPSUs. See “Structure of Newmark.”

We believe that our partnership structure will be an effective tool in recruiting, motivating and retaining key employees. We expect many brokers to be attracted by the opportunity to become partners because the partnership agreement will generally entitle partners to quarterly distributions of income from the partnership. While Newmark Holdings limited partnership interests will generally entitle our partners to participate in distributions of income from the operations of our business, upon leaving Newmark Holdings (or upon any other redemption or purchase of such limited partnership interests), any such partners will only be entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her Newmark Holdings limited partnership interests that reflects such partner’s capital account or compensatory grant awards, excluding any goodwill or going concern value of our business unless Cantor, in the case of the founding partners, and we, as the general partner of Newmark Holdings, otherwise determine. Our partners will be able to receive the right to exchange their Newmark Holdings limited partnership interests for shares of our Class A common stock (if, in the case of founding partners, Cantor so determines and, in the case of working partners and limited partnership unit holders, we, as the Newmark Holdings general partner, with Cantor’s consent, determine otherwise) and thereby realize any higher value associated with our Class A common stock. We believe that, having invested in us, partners feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues and profitability. See “—Our Organizational Structure—Structure of Newmark Following the Separation,” “Item 13—Certain Relationships and Related-Party Transactions” and “Risk Factors—Risks Related to Our Relationship with BGC Partners, Cantor and Their Respective Affiliates.”

Relationship with BGC Partners and Cantor

See “Item 13—Certain Relationships and Related-Party Transactions” and “Item 1A—Risk Factors—Risks Related to Our Relationship with BGC Partners, Cantor and Their Respective Affiliates.”

Regulation

The brokerage of real estate sales and leasing transactions, property and facilities management, conducting real estate valuation and securing debt for clients, among other business lines, also require that we comply with regulations affecting the real estate industry and maintain licenses in the various jurisdictions in which we operate. Like other market participants that operate in numerous jurisdictions and in various business lines, we must comply with numerous regulatory regimes.

We could be required to pay fines, return commissions, have a license suspended or revoked, or be subject to other adverse action if we conduct regulated activities without a license or violate applicable rules and regulations. Licensing requirements could also impact our ability to engage in certain types of transactions, change the way in which we conduct business or affect the cost of conducting business. We and our licensed associates may be subject to various obligations and we could become subject to claims by regulators and/or participants in real estate sales or other services claiming that we did not fulfill our obligations. This could include claims with respect to alleged conflicts of interest where we act, or are perceived to be acting, for two or more clients. While management has overseen highly regulated businesses before and expects us to comply with all applicable regulations in a satisfactory manner, no assurance can be given that it will always be the case. In addition, federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations that impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to such properties. In our role as property or facilities manager, we could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes relating to properties we currently or formerly managed. Such liability may be imposed without regard for the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these may be joint and several, meaning that one of multiple liable parties could be responsible for all costs related to a contaminated site. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property or facilities managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of regulatory compliance and potentially subject us to violations or claims by regulatory agencies or others. Additionally, under certain circumstances, failure by our brokers acting as agents for a seller or lessor to disclose environmental contamination at a property could result in liability to a buyer or lessee of an affected property.

We are required to meet and maintain various eligibility criteria from time to time established by the GSEs and HUD, as well as applicable state and local licensing agencies, to maintain our status as an approved lender. These criteria include minimum net worth, operational liquidity and collateral requirements, and compliance with reporting requirements. We also are required to originate our loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines from time to time established by the GSEs and HUD. For additional information, see “Item—1A—Risk Factors—Risks Related to Our Business—Regulatory/Legal—The loss of relationships with the GSEs and HUD would, and changes in such relationships could, adversely affect our ability to originate commercial real estate loans through such programs. Compliance with the minimum collateral and risk-sharing requirements of such programs, as well as applicable state and local licensing agencies, could reduce our liquidity.”

In order to continue our business in our current structure, we and Newmark Holdings must not be deemed investment companies under the Investment Company Act. We intend to take all legally permissible action to ensure that such entities not be subject to such act. For additional information, see “Item 1A—Risk Factors—Risks Related to Our Corporate and Partnership Structure—If we or Newmark Holdings were deemed an “investment company” under the Investment Company Act of 1940 (which we refer to as the “Investment Company Act”), the Investment Company Act’s restrictions could make it impractical for us to continue our business and structure as contemplated and could materially adversely affect our business, financial condition, results of operations and prospects .”

Employees

As of December 31, 2017, we had more than 4,800 total employees, of which approximately 1,550 were brokers and commissioned salespeople.

As of December 31, 2017, we had 1,172 employees that were fully reimbursed by our property management or facilities management clients to whom we provide services and pass through such employee expense.

Generally, our employees are not subject to any collective bargaining agreements, except for certain employees that are reimbursed by our property management or facilities management clients.

Legal Proceedings

See the discussion of Legal Proceedings contained in Note 28 “Commitments and Contingencies” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

OUR ORGANIZATIONAL STRUCTURE

Our Restructuring

We are Newmark Group, Inc., a Delaware corporation. We were formed as NRE Delaware, Inc. on November 18, 2016 and changed our name to Newmark Group, Inc. on October 18, 2017. We were formed for the purpose of becoming a public company conducting the operations of BGC Partners’ Real Estate Services segment, including Newmark and Berkeley Point.

Through the following series of transactions prior to and following the completion of our separation and our IPO, we became a separate publicly traded company. A majority of our issued and outstanding shares of common stock are held by BGC Partners. If BGC Partners completes the distribution, a majority of our issued and outstanding shares of common stock will be held by the stockholders of BGC Partners as of the date of the distribution.

•	Prior to the completion of our IPO, the separation and contribution pursuant to which members of the BGC group transferred to us substantially all of the assets and liabilities of the BGC Partners’ Real Estate Services segment, including Newmark, Berkeley Point and the right to receive the remainder of the Nasdaq payment, and various types of interests of Newmark Holdings were issued to holders of interests of BGC Holdings in proportion to such interests of BGC Holdings held by such holders immediately prior thereto.

•	Concurrently with the separation and contribution, we entered into the transactions described under “—Assumption and Repayment of Indebtedness” below.

•	Following the completion of our IPO, BGC Partners may distribute the shares of our common stock held thereby to its stockholders as described under “—The Distribution” below.

The types of interests in Newmark, Newmark Holdings and Newmark OpCo outstanding following the completion of the separation are described under “—Structure of Newmark Following the Separation” below.

The Separation and Contribution

Prior to the completion of our IPO, pursuant to the separation and distribution agreement, members of the BGC group transferred to us substantially all of the assets and liabilities of the BGC group relating to BGC Partners’ Real Estate Services segment, including Newmark, Berkeley Point and the right to receive the remainder of the Nasdaq payment. For a description of the Nasdaq payment, see “—Nasdaq Transaction.” Prior to the separation, the BGC group held all of the historical assets and liabilities related to our business.

In connection with the separation, Newmark Holdings limited partnership interests, Newmark Holdings founding partner interests, Newmark Holdings working partner interests and Newmark Holdings limited partnership units were distributed to holders of BGC Holdings limited partnership interests, BGC Holdings founding partner interests, BGC Holdings working partner interests and BGC Holdings limited partnership units in proportion to such interests of BGC Holdings held by such holders immediately prior to the separation.

We also entered into a tax matters agreement with BGC Partners that governs the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, tax elections, assistance and cooperation in respect of tax matters, procedures and restrictions relating to the distribution, if any, and certain other tax matters. We also entered into an administrative services agreement with Cantor, which governs the provision by Cantor of various administrative services to us, and our provision of various administrative services to Cantor, at a cost equal to (1) the direct cost that the providing party incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree. We also entered into a transition services agreement with BGC Partners, which governs the provision by BGC Partners of various administrative services to us, and our provision of various administrative services to BGC Partners, on a transitional basis (with a term of up to two years following the distribution) and at a cost equal to (1) the direct cost that the providing party incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree.

Assumption and Repayment of Indebtedness

In connection with the separation and prior to the closing of our IPO, we assumed from BGC Partners the Term Loan and the Converted Term Loan. Newmark OpCo also assumed from BGC U.S. the BGC Notes. We contributed all of the net proceeds of our IPO to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by us in the IPO. Newmark OpCo used all of such net proceeds to partially repay intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. and was assumed by Newmark OpCo in connection with the separation). We used all of such repayment from Newmark OpCo to partially repay the Term Loan. The Term Loan had an outstanding principal amount of approximately $270.7 million as of December 31, 2017, plus accrued but unpaid interest thereon, with an interest rate calculated based on one-month LIBOR plus 2.75%, subject to adjustment, which was approximately 4.21% per annum as of December 31, 2017. The Term Loan had a maturity date of September 8, 2019, and was repaid in full on March 9, 2018. Pursuant to the Term Loan, in the event that any member of the Newmark group received net proceeds from the incurrence of indebtedness for borrowed money or an equity issuance (in each case subject to certain exceptions), Newmark OpCo was obligated to use such net proceeds to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which in turn we were obligated to the remaining amount outstanding on the Term Loan), and thereafter, to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Converted Term Loan (which in turn we will use to repay the remaining amount outstanding on the Converted Term Loan). Following the repayment of the Term Loan and the Converted Term Loan, in the event that any member of the Newmark group receives net proceeds from the incurrence of indebtedness for borrowed money (subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the BGC Notes. In addition, we will be obligated to repay any remaining amounts under the BGC Notes prior to the distribution.

The Distribution

BGC Partners has advised us that it currently expects to pursue a distribution to its stockholders of all of the shares of our common stock that it then owns in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. As currently contemplated, shares of our Class A common stock held by BGC Partners would be distributed to the holders of shares of Class A common stock of BGC Partners and shares of our Class B common stock held by BGC Partners would be distributed to the holders of shares of Class B common stock of BGC Partners (which are currently Cantor and another entity controlled by Mr. Lutnick). The determination of whether, when and how to proceed with any such distribution is entirely within the discretion of BGC Partners. See “Item 13—Certain Relationships and Related-Party Transactions—Separation and Distribution Agreement—The Distribution.” The shares of our common stock that BGC Partners owns are subject to the 180-day “lock-up” restriction contained in the underwriting agreement for the IPO.

Structure of Newmark Following the Separation and IPO

As of December 31, 2017, there were 138,593,786 shares of Class A common stock issued and outstanding. BGC Partners held 115,593,786 shares of our Class A common stock representing approximately 83.4% of our outstanding Class A common stock. Each share of Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. In addition, as of December 31, 2017, BGC Partners held 15,840,049 shares of our Class B common stock representing all of the outstanding shares of our Class B common stock. Together, the shares of Class A common stock and Class B common stock held by BGC Partners as of December 31, 2017, represented approximately 92.3% of our total voting power. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to 10 votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Class B common stock into shares of Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of December 31, 2017, we indirectly, through wholly owned subsidiaries, held Newmark OpCo limited partnership interests consisting of approximately 154,433,835 units representing approximately 66.9% of the outstanding Newmark OpCo limited partnership interests. We are a holding company that will hold these interests, serve as the general partner of Newmark Holdings and, through Newmark Holdings, act as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we will consolidate Newmark OpCo’s results for financial reporting purposes.

Cantor, founding partners, working partners and limited partnership unit holders directly hold Newmark Holdings limited partnership interests. Newmark Holdings, in turn, holds Newmark OpCo limited partnership interests and, as a result, Cantor, founding partners, working partners and limited partnership unit holders indirectly have interests in Newmark OpCo limited partnership interests.

As a result of the distribution of limited partnership interests of Newmark Holdings to partners of BGC Holdings in connection with the separation, each holder of BGC Holdings limited partnership interests holds a BGC Holdings limited partnership interest and a corresponding 0.454545 of a Newmark Holdings limited partnership interest for each BGC Holdings limited partnership interest held thereby immediately prior to the separation. The BGC Holdings limited partnership interests and Newmark Holdings limited partnership interests are each entitled to receive cash distributions from BGC Holdings and Newmark Holdings, respectively, in accordance with the terms of such partnership’s respective limited partnership agreement.

The Newmark Holdings limited partnership interests held by Cantor are designated as Newmark Holdings exchangeable limited partnership interests. The Newmark Holdings limited partnership interests held by the founding partners are designated as Newmark Holdings founding partner interests. The Newmark Holdings limited partnership interests held by the working partners are designated as Newmark Holdings working partner interests. The Newmark Holdings limited partnership interests held by the limited partnership unit holders are designated as limited partnership units.

Each unit of Newmark Holdings limited partnership interests held by Cantor is generally exchangeable with us for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the exchange ratio (which is currently one, but is subject to adjustment as set forth in the separation and distribution agreement). See “Item 13—Certain Relationships and Related-Party Transactions—Adjustment to Exchange Ratio.” Prior to the distribution, however, such exchanges are subject to the limitation as described below under “Item 13—Certain Relationships and Related-Party Transactions—Amended and Restated Newmark Holdings Limited Partnership Agreement—Exchanges.”

As of December 31, 2017, 5,644,273 founding/working partner interests were outstanding. These founding/working partner were issued in the separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires such interests from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for our Class A common stock or Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for our Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of our Class A common stock equal to the exchange ratio (which is currently one, but is subject to adjustment as set forth in the separation and distribution agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of our Class A common stock equal to the exchange ratio (which is currently one, but is subject to adjustment as set forth in the separation and distribution agreement), as described in “Item 13—Certain Relationships and Related-Party Transactions—Amended and Restated Newmark Holdings Limited Partnership Agreement—Exchanges” in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy (x) with BGC Partners for Class A common stock of BGC Partners (after also providing the requisite portion of BGC Holdings founding partner interests) if the termination or bankruptcy occurs prior to the distribution and (y) in all other cases, with us for our Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of December 31, 2017, 76,431,000 limited partnership units were outstanding (including founding/working partner interests and Cantor interests). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

Notwithstanding the foregoing, prior to the distribution, without the prior consent of BGC Partners, no Newmark Holdings limited partnership interests shall be exchangeable into shares of our Class A common stock or Class B common stock. Prior to the distribution, unless otherwise agreed by BGC Partners, in order for a partner to exchange an exchangeable limited partnership interest in BGC Holdings or Newmark Holdings into a share of BGC common stock, such partner must exchange both one BGC Holdings exchange right unit and a certain number of Newmark Holdings exchangeable units as set forth in the BGC Holdings limited partnership agreement, in order to receive one share of BGC Partners common stock. Prior to the distribution, to the extent that BGC Partners receives any Newmark OpCo units as a result of any exchange of Newmark Holdings exchangeable units as described in the immediately preceding sentence or as a result of any contribution by BGC Partners to Newmark OpCo or purchase by BGC Partners of Newmark OpCo units (see “Item 13—Certain Relationships and Related-Party Transactions—Reinvestments in Newmark OpCo by BGC Partners”), then, in each case, BGC Partners will contribute such Newmark OpCo units to Newmark in exchange for a number of shares of Newmark common stock equal to the number of such Newmark OpCo units multiplied by the then current exchange ratio (with the class of shares of our common stock corresponding to the class of shares of common stock that BGC Partners issued upon such exchange).

The current exchange ratio between Newmark Holdings limited partnership interests and our common stock is one. However, this exchange ratio will be adjusted in accordance with the terms of the separation and distribution agreement if our dividend policy and the distribution policy of Newmark Holdings are different. See “Item 5—Market for The Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities—Dividend Policy” and “Item 13—Certain Relationships and Related-Party Transactions—Adjustment to Exchange Ratio.”

With each exchange, our direct and indirect (and, prior to the distribution and as described above, BGC Partners’ indirect) interest in Newmark OpCo will proportionately increase because, immediately following an exchange, Newmark Holdings will redeem the Newmark Holdings unit so acquired for the Newmark OpCo limited partnership interest underlying such Newmark Holdings unit.

The profit and loss of Newmark OpCo and Newmark Holdings, as the case may be, are allocated based on the total number of Newmark OpCo units and Newmark Holdings units, as the case may be, outstanding.

The following diagram illustrates our ownership structure as of December 31, 2017. The diagram does not reflect the various subsidiaries of Newmark, Newmark Holdings, Newmark OpCo, BGC Partners, BGC U.S., BGC Global or Cantor, the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units.

OUR OWNERSHIP STRUCTURE

Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if BGC converted all of our Class B common stock into our Class A common stock, BGC would hold approximately 85.1% of the voting power and the public stockholders would hold approximately 14.9% of the voting power (and the indirect economic interests in Newmark OpCo would remain unchanged).

The diagram above does not show certain operating subsidiaries that are organized as corporations whose equity are either wholly owned by us or whose equity are majority-owned by us with the remainder owned by Newmark OpCo.

BGC Partners March 2018 Investment

In addition, on March 7, 2018, BGC, including through its subsidiary BGC Partners, L.P., purchased 16,606,726 newly issued exchangeable limited partnership units of Newmark Holdings. Following such issuance, BGC continues to own 83.4% of our shares of 138.6 million Class A common issued and outstanding on March 7, 2018 and 100% of our 15.8 million issued and outstanding shares of Class B common stock. Including the newly issued Units, BGC group now owns 59.2% of the 253.0 million fully diluted shares of Newmark currently outstanding. The balance of our fully diluted share count is owned by the public, Cantor, partners, and employees. Because Newmark limited partnership units are not entitled to a vote until they are exchanged for Newmark common stock, BGC’s voting power with respect to Newmark has not changed. If BGC were to exchange such units into shares of our Class B common stock, BGC group would have 95.0% of our total voting power as of March 7, 2018 (92.7% if BGC group were to exchange such units into shares of our Class A common stock).

After giving effect to the March 7, 2018 investment, BGC group owns 19.2% of the economics of Newmark Holdings and an aggregate 59.8% indirect economic interest in Newmark OpCo. After giving effect to the March 7, 2018 investment, Cantor owns 24.8% of the economics of Newmark Holdings and a 9.5% indirect economic interest in Newmark OpCo, and the other limited partners of Newmark Holdings (including Newmark employees) own 56.0% of the economics of Newmark Holdings and a 21.4% indirect economic interest in Newmark OpCo.

Structure of Newmark Following the Distribution

BGC Partners has advised us that it currently expects to pursue a distribution to its stockholders of all of the shares of our common stock that it then owns in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. As currently contemplated, shares of our Class A common stock held by BGC Partners would be distributed to the holders of shares of Class A common stock of BGC Partners and shares of our Class B common stock held by BGC Partners would be distributed to the holders of shares of Class B common stock of BGC Partners (which are currently Cantor and another entity controlled by Mr. Lutnick). The determination of whether, when and how to proceed with any such distribution is entirely within the discretion of BGC Partners. See “Item 13—Certain Relationships and Related-Party Transactions—Separation and Distribution Agreement—The Distribution.” The shares of our common stock that BGC Partners owned upon the completion of the IPO are subject to the 180-day “lock-up” restriction contained in the underwriting agreement for the IPO.

To account for potential changes in the number of shares of Class A common stock and Class B common stock of BGC Partners and Newmark between the IPO and the distribution, and to ensure that the distribution (if it occurs) is pro rata to the stockholders of BGC Partners, immediately prior to the distribution, BGC Partners will convert any shares of Class B common stock of Newmark beneficially owned by BGC Partners into shares of Class A common stock of Newmark, or exchange any shares of Class A common stock of Newmark beneficially owned by BGC Partners for shares of Class B common stock of Newmark, so that the ratio of shares of Class B common stock of Newmark held by BGC Partners to the shares of Class A common stock of Newmark held by BGC Partners, in each case as of immediately prior to the distribution, equals the ratio of shares of outstanding Class B common stock of BGC Partners to the shares of outstanding Class A common stock of BGC Partners, in each case as of the record date of the distribution.

ITEM 1A.	RISK FACTORS

An investment in shares of our Class A common stock involves risks and uncertainties, including the potential loss of all or a part of your investment. The following are important risks and uncertainties that could affect our business, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Before making an investment decision to purchase our common stock, you should carefully read and consider all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included herein. The occurrence of any of the following risks or additional risks and uncertainties that are currently immaterial or unknown could materially and adversely affect our business, financial condition, liquidity, result of operations, cash flows or prospects.

RISKS RELATED TO OUR BUSINESS

Global Economic and Market Conditions

Negative general economic conditions and commercial real estate market conditions (including perceptions of such conditions) can have a material adverse effect on our business, financial condition, results of operations and prospects.

Commercial real estate markets are cyclical. They relate to the condition of the economy or, at least, to the perceptions of investors and users as to the relevant economic outlook. For example, companies may be hesitant to expand their office space or enter into long-term real estate commitments if they are concerned about the general economic environment. Companies that are under financial pressure for any reason, or are attempting to more aggressively manage their expenses, may reduce the size of their workforces, limit capital expenditures, including with respect to their office space, permit more of their staff to work from home and/or seek corresponding reductions in office space and related management or other services.

Negative general economic conditions and declines in the demand for commercial real estate brokerage and related management services in several markets or in significant markets could also have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects as a result of the following factors:

•	A general decline in acquisition and disposition activity can lead to a reduction in the commissions and fees we receive for arranging such transactions, as well as in commissions and fees we earn for arranging the financing for acquirers.

•	A general decline in the value and performance of commercial real estate and in rental rates can lead to a reduction in management and leasing commissions and fees. Additionally, such declines can lead to a reduction in commissions and fees that are based on the value of, or revenue produced by, the properties for which we provide services. This may include commissions and fees for appraisal and valuation, sales and leasing, and property and facilities management.

•	Cyclicality in the commercial real estate markets may lead to volatility in our earnings, and the commercial real estate business can be highly sensitive to market perception of the economy generally and our industry specifically. Real estate markets are also thought to “lag” the broader economy. This means that, even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the commercial real estate markets.

•	In weaker economic environments, income-producing multifamily real estate may experience higher property vacancies, lower investor and tenant demand and reduced values. In such environments, we could experience lower transaction volumes and transaction sizes as well as fewer loan originations with lower relative principal amounts, as well as potential credit losses arising from risk-sharing arrangements with respect to certain GSE loans.

•	Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, political uncertainty or the public perception that any of these events may occur, may negatively affect the performance of some or all of our business lines.

•	Our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access secured lending markets could in the future be adversely affected by conditions in the United States and international economy and markets, with the cost and availability of funding adversely affected by illiquid credit markets and wider credit spreads and changes in interest rates.

While the U.S. commercial property market continues to display strength despite slowing growth of commercial property prices, according to Real Capital Analytics (which we refer to as “RCA”) as of January 25, 2018, there can be no assurances that such strength will continue. Although Newmark Research estimates that the spreads between commercial property capitalization rates for all property types and 10-year U.S. Treasuries remain around their long-term average, as of December 31, 2017, interest rates rose across the U.S. benchmark yield curve in 2017, due in part to expectations of increased economic growth due to recently enacted tax cuts. We would expect these expectations to fuel continued demand for commercial real estate for as long as the U.S. economy continues to expand at a moderate pace but there can be no assurances that such sentiment will continue.

Business Concentration Risks

Our business is geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Our current business operations are primarily located in the United States. While we are expanding our business to new geographic areas, and operate internationally through our alliance with Knight Frank, we are still highly concentrated in the United States. Because we derived substantially all of our total revenues on a consolidated basis for the year ended December 31, 2017 from our operations in the United States, we are exposed to adverse competitive changes and economic downturns and changes in political conditions domestically. If we are unable to identify and successfully manage or mitigate these risks, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

The concentration of business with corporate clients can increase business risk, and our business can be adversely affected due to the loss of certain of these clients.

We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from developing recurring business from performing an increasingly broad range of services for the same client. Although our client portfolio is currently highly diversified—for the year ended December 31, 2017, our top 10 clients, collectively, accounted for approximately 7% of our total revenue on a consolidated basis, and our largest client accounted for less than 2% of our total revenue on a consolidated basis. As we grow our business, relationships with certain corporate clients may increase, and our client portfolio may become increasingly concentrated. For example, part of our strategy is to increase our GCS revenues which may lead to an increase in corporate clients and therefore greater concentration of revenues. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks if, among other possibilities, any such client;

•	experiences its own financial problems;

•	becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced;

•	decides to reduce its operations or its real estate facilities;

•	makes a change in its real estate strategy, such as no longer outsourcing its real estate operations;

•	decides to change its providers of real estate services; or

•	merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers.

Where we provide real estate services to firms in the financial services industry, including banks and investment banks, we are experiencing indirectly the increasing extent of the regulatory environment to which they are subject in the aftermath of the global financial crisis. This increases the cost of doing business with them, which we are not always able to pass on, as the result of the additional resources and processes we are required to provide as a critical supplier.

Competition

We operate in a highly competitive industry with numerous competitors, some of which may have greater financial and operational resources than we do.

We compete to provide a variety of services within the commercial real estate industry. Each of these business disciplines is highly competitive on a local, regional, national and global level. We face competition not only from other national real estate service companies, but also from global real estate services companies, boutique real estate advisory firms, and consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, commercial banks, investment managers and accounting firms, some of which may have greater financial resources than we do. Although many of our competitors are local or regional firms that are substantially smaller than we are, some of our competitors are substantially larger than us on a local, regional, national or international basis and have similar service competencies to ours. Such competitors include CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield, Savills Studley, Inc. and Colliers International. In addition, specialized firms like Walker & Dunlop, Inc., Berkadia Commercial Mortgage, LLC, HFF, Inc., Marcus & Millichap Inc. and Eastdil Secured, LLC compete with us in certain product offerings. Our industry has continued to consolidate, and there is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. See “Item 1—Business—Competition.” In general, there can be no assurance that we will be able to continue to compete effectively with respect to any of our commercial real estate business lines or on an overall basis, to maintain current commission and fee levels or margins, or to maintain or increase our market share.

Additionally, competitive conditions, particularly in connection with increasingly large clients, may require us to compromise on certain contract terms with respect to the extent of risk transfer, acting as principal rather than agent in connection with supplier relationships, liability limitations and other terms and conditions. Where competitive pressures result in higher levels of potential liability under our contracts, the cost of operational errors and other activities for which we have indemnified our clients will be greater and may not be fully insured.

New Opportunities/Possible Transactions and Hires

If we are unable to identify and successfully exploit new product, service and market opportunities, including through hiring new brokers, salespeople, managers and other professionals, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

Because of significant competition in our market, our strategy is to broker more transactions, manage more properties, increase our share of existing markets and seek out new clients and markets. We may face enhanced risks as these efforts to expand our business result in our transacting with a broader array of clients and expose us to new products and services and markets. Pursuing this strategy may also require significant management attention and hiring expense and potential costs and liability in any litigation or arbitration that may result. We may not be able to attract new clients or brokers, salespeople, managers, or other professionals or successfully enter new markets. If we are unable to identify and successfully exploit new product, service and market opportunities, our business, financial condition, results of operations and prospects could be materially adversely affected.

We may pursue strategic alliances, acquisitions, joint ventures or other growth opportunities (including hiring new brokers), which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, and such competition may limit our number of strategic alliances, acquisitions, joint ventures and other growth opportunities (including hiring new brokers).

We have explored a wide range of strategic alliances, acquisitions and joint ventures with other real estate services firms, including maintaining or developing relationships with independently owned offices, and with other companies that have interests in businesses in which there are brokerage, management or other strategic opportunities. We continue to evaluate and potentially pursue possible strategic alliances, acquisitions, joint ventures and other growth opportunities (including hiring new brokers). Such transactions may be necessary in order for us to enter into or develop new products or services or markets, as well as to strengthen our current ones.

Strategic alliances, acquisitions, joint ventures and other growth opportunities (including hiring new brokers) specifically involve a number of risks and challenges, including:

•	potential disruption of our ongoing business and product, service and market development and distraction of management;

•	difficulty retaining and integrating personnel and integrating administrative, operational, financial reporting, internal control, compliance, technology and other systems;

•	the necessity of hiring additional management and other critical personnel and integrating them into current operations;

•	increasing the scope, geographic diversity and complexity of our operations;

•	the risks relating to integrating accounting and financial systems and accounting policies and the related risk of having to restate our historical financial statements;

•	potential dependence upon, and exposure to liability, loss or reputational damage relating to systems, controls and personnel that are not under our control;

•	addition of business lines in which we have not previously engaged;

•	potential unfavorable reaction to our strategic alliance, acquisition or joint venture strategy by our clients;

•	to the extent that we pursue opportunities outside the United States, exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, as well as the outbreak of hostilities;

•	the upfront costs associated with pursuing transactions and recruiting personnel, which efforts may be unsuccessful in the increasingly competitive marketplace for the most talented producers and managers;

•	conflicts or disagreements between any strategic alliance or joint venture partner and us;

•

exposure to potential unknown liabilities of any acquired business, strategic alliance or joint venture that are significantly larger than we anticipate at the time of acquisition, and unforeseen increased expenses or delays associated with acquisitions, including costs in excess of the cash transition costs that we estimate at the outset of a transaction;

•	reduction in availability of financing due to credit rating downgrades or defaults by us in connection with strategic alliances, acquisitions, joint ventures and other growth opportunities;

•	a significant increase in the level of our indebtedness in order to generate significant cash resources that may be required to effect acquisitions;

•	dilution resulting from any issuances of shares of our common stock or limited partnership units in connection with strategic alliances, acquisitions, joint ventures and other growth opportunities;

•	adverse effects on our liquidity as a result of payment of cash resources and/or issuance of shares of our common stock or limited partnership units of Newmark OpCo; and

•	a lag in the realization of financial benefits from these transactions and arrangements.

We face competition for acquisition targets, which may limit our number of acquisitions and growth opportunities and may lead to higher acquisition prices or other less favorable terms. To the extent that we choose to grow internationally from acquisitions, strategic alliances, joint ventures or other growth opportunities, we may experience additional expenses or obstacles, including the short-term contractual restrictions contained in our agreement with Knight Frank, which such agreement could both affect and be affected by such choice. See “Item 1—Business—Our Knight Frank Partnership.” There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational or financial difficulties.

Any future growth will be partially dependent upon the continued availability of suitable transactional candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these transactions. Future transactions and any necessary related financings also may involve significant transaction-related expenses, which include payment of break-up fees, assumption of liabilities, including compensation, severance and lease termination costs, and transaction and deferred financing costs, among others. In addition, there can be no assurance that such transactions will be accretive or generate favorable operating margins. The success of these transactions will also be determined in part by the ongoing performance of the acquired companies and the acceptance of acquired employees of our partnership compensation structure and other variables which may be different from the existing industry standards or practices at the acquired companies.

We will need to successfully manage the integration of recent acquisitions and future growth effectively. The integration and additional growth may place a significant strain upon our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Our ability to grow depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our operational, financial reporting, compliance and other control systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Additionally, managing future growth may be difficult due to our new geographic locations, markets and business lines. As a result of these risks and challenges, we may not realize the full benefits that we anticipate from strategic alliances, acquisitions, joint ventures or other growth opportunities. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the integration of acquisitions and other growth opportunities effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.

Regulatory/Legal

We may have liabilities in connection with our business, including appraisal and valuation, sales and leasing and property and facilities management activities.

As a licensed real estate broker and provider of commercial real estate services, we and our licensed sales professionals and independent contractors that work for us are subject to statutory due diligence, disclosure and standard-of-care obligations. Failure to fulfill these obligations could subject us or our sales professionals or independent contractors to litigation from parties who purchased, sold or leased properties that we brokered or managed.

We could become subject to claims by participants in real estate sales and leasing transactions, as well as building owners and companies for whom we provide management services, claiming that we did not fulfill our obligations. We could also become subject to claims made by clients for whom we provided appraisal and valuation services and/or third parties who perceive themselves as having been negatively affected by our appraisals and/or valuations. We also could be subject to audits and/or fines from various local real estate authorities if they determine that we are violating licensing laws by failing to follow certain laws, rules and regulations. While these liabilities have been insignificant in the past, we have no assurance that this will continue to be the case.

In our property and facilities management business, we hire and supervise third-party contractors to provide services for our managed properties. We may be subject to claims for defects, negligent performance of work or other similar actions or omissions by third parties we do not control. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property or facilities manager or project manager, even if we have technically disclaimed liability as a contractual matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship. While these liabilities have been insignificant in the past, we have no assurance that this will continue to be the case.

Because we employ large numbers of building staff in facilities that we manage, we face risk in potential claims relating to employment injuries, termination and other employment matters. While these risks are generally passed back to the building owner, we have no assurance it will continue to be the case.

In connection with a limited number of our facilities management agreements, we have guaranteed that the client will achieve certain savings objectives. In the event that these objectives are not met, we are obligated to pay the shortfall amount to the client. In most instances, the obligation to pay such amount is limited to the amount of fees (or the amount of a subset of the fees) earned by us under the contract, but no assurance can be given that we will be able to mitigate against these payments or that the payments, particularly if aggregated with those required under other agreements, would not have a material adverse effect on our ongoing arrangements with particular clients or our business, financial condition, results of operations or prospects. The percentage of our revenue for the fiscal year ended December 31, 2017 subject to such obligations under our current facilities management agreements is less than 1%. While these liabilities have been immaterial to date, we have no assurance that this will continue to be the case.

Adverse outcomes of property and facilities management disputes or litigation could have a material adverse effect on our business, financial condition, results of operations and prospects, particularly to the extent we may be liable on our contracts, or if our liabilities exceed the amounts of the insurance coverage procured and maintained by us. Some of these litigation risks may be mitigated by any commercial insurance we maintain in amounts we believe are appropriate. However, in the event of a substantial loss or certain types of claims, our insurance coverage and/or self-insurance reserve levels might not be sufficient to pay the full damages. Additionally, in the event of grossly negligent or intentionally wrongful conduct, insurance policies that we may have may not cover us at all. Further, the value of otherwise valid claims we hold under insurance policies could become uncollectible in the event of the covering insurance company’s insolvency, although we seek to limit this risk by placing our commercial insurance only with highly rated companies. Any of these events could materially negatively impact our business, financial condition, results of operations and prospects. While these liabilities have been insignificant in the past, we have no assurance that this will continue to be the case.

If we fail to comply with laws, rules and regulations applicable to commercial real estate brokerage, valuation and appraisal and mortgage transactions and our other business lines, then we may incur significant financial penalties.

Due to the broad geographic scope of our operations throughout North America and the commercial real estate services we perform, we are subject to numerous federal, state, local and foreign laws, rules and regulations specific to our services. For example, the brokerage of real estate sales and leasing transactions and other related activities require us to maintain brokerage licenses in each state in which we conduct activities for which a real estate license is required. We also maintain certain state licenses in connection with our lending, servicing and brokerage of commercial and multifamily mortgage loans. If we fail to maintain our licenses or conduct brokerage activities without a license or violate any of the laws, rules and regulations applicable to our licenses, then we may be subject to audits, required to pay fines (including treble damages in certain states) or be prevented from collecting commissions owed, be compelled to return commissions received or have our licenses suspended or revoked.

In addition, because the size and scope of commercial real estate transactions have increased significantly during the past several years, both the difficulty of ensuring compliance with the numerous state licensing and regulatory regimes and the possible loss resulting from non-compliance have increased. Furthermore, the laws, rules and regulations applicable to our business lines also may change in ways that increase the costs of compliance. The failure to comply with federal, state, local and foreign laws, rules and regulations could result in significant financial penalties that could have a material adverse effect on our business, financial condition, results of operations and prospects.

The loss of relationships with the GSEs and HUD would, and changes in such relationships could, adversely affect our ability to originate commercial real estate loans through such programs. Compliance with the minimum collateral and risk-sharing requirements of such programs, as well as applicable state and local licensing agencies, could reduce our liquidity.

Currently, through Berkeley Point, we originate a significant percentage of our loans for sale through the GSEs and HUD programs. Berkeley Point is approved as a Fannie Mae DUS lender, a Freddie Mac Program Plus seller/servicer, a Freddie Mac Targeted Affordable Housing Seller, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages, which may be terminated by the applicable GSE or HUD at any time. Although we intend to take all actions to remain in compliance with the requirements of these programs, as well as applicable state and local licensing agencies, the loss of such status would, or changes in our relationships with the GSEs and HUD could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which could have a material adverse effect on our business, financial condition, results of operations and prospects. It could also result in a loss of similar approvals from the GSEs or HUD. As of December 31, 2017, we exceeded the most restrictive applicable net worth requirement of these programs by approximately $347.4 million. In addition, over the last 10 years, Berkeley Point has achieved better 60 day+ delinquency rates than the industry average.

We are subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. Some of the loans that we originate under the Fannie Mae DUS program are subject to reduced levels or no risk-sharing. However, we generally receive lower servicing fees with respect to such loans. Although our Berkeley Point business’s average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans to date, if loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, a material failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of Berkeley Point’s license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government or the existence of Fannie Mae and Freddie Mac, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Each GSE has been created under a conservatorship established by its regulator, the Federal Housing Finance Agency, since 2008. The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates. There has been significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms. Changes in such forms could eliminate or substantially reduce the number of loans we originate with the GSEs. Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. Such reforms could significantly limit the role of the GSEs in the nation’s housing finance system. Any such reduction in the loans we originate with the GSEs could lead to a reduction in fees related to the loans we originate or service. These effects could cause our Berkeley Point business to realize significantly lower revenues from its loan originations and servicing fees, and ultimately could have a material adverse effect on our business, financial condition, results of operations and prospects.

Environmental regulations may adversely impact our commercial real estate business and/or cause us to incur costs for cleanup of hazardous substances or wastes or other environmental liabilities.

Federal, state, local and foreign laws, rules and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations which impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to some properties. A decrease or delay in such transactions may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, a failure by us to disclose environmental concerns in connection with a real estate transaction may subject us to liability to a buyer/seller or lessee/lessor of property. While historically we have not incurred any significant liability in connection with these types of environmental issues, there is no assurance that this will not occur.

In addition, in our role as property or facilities manager, we could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes relating to properties we currently or formerly managed. Such liability may be imposed without regard to the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these laws may be joint and several, meaning that one liable party could be held responsible for all costs related to a contaminated site. Insurance for such matters may not be available or sufficient. While historically we have not incurred any significant liability under these laws, this may not always be the case.

Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property or facilities managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of legal compliance and potentially subject us to violations or claims. More stringent enforcement of existing regulations could cause us to incur significant costs in the future, and/or materially and adversely impact our commercial real estate brokerage and management services business.

Our operations are affected by federal, state and/or local environmental laws in the jurisdictions in which we maintain office space for our own operations and where we manage properties for clients, and we may face liability with respect to environmental issues occurring at properties that we occupy or manage.

Various laws, rules and regulations restrict the levels of certain substances that may be discharged into the environment by properties and such laws, rules and regulations may impose liability on current or previous real estate owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face costs or liabilities under these laws as a result of our role as an on-site property manager. While we believe that we have taken adequate measures to prevent any such losses, no assurances can be given that these events will not occur. Within our own operations, we face additional costs from rising costs of environmental compliance, which make it more expensive to operate our corporate offices. Our operations are generally conducted within leased office building space, and, accordingly, we do not currently anticipate that regulations restricting the emissions of greenhouse gases, or taxes that may be imposed on their release, would result in material costs or capital expenditures. However, we cannot be certain about the extent to which such regulations will develop as there are higher levels of understanding and commitments by different governments in the United States and around the world regarding risks related to the climate and how they should be mitigated.

We may be adversely affected by the impact of recent income tax regulations.

The U.S. Department of the Treasury and the Internal Revenue Service (which we refer to as the “IRS”) recently released final and temporary regulations regarding the treatment of certain related-party corporate debt as equity for U.S. federal income tax purposes. These regulations include provisions that may adversely affect the tax consequences of common transactions, including intercompany obligations and/or financing, and may impact many companies in the real estate services sector, including several of our clients and competitors. These regulations could have an adverse impact on our income tax position or could possibly cause us to change the manner in which we conduct certain activities in ways that impose other costs on us. These regulations were issued recently, are highly complex and there is limited guidance regarding their application. Accordingly, we are unable to predict the extent, if any, to which such regulations would have a material and adverse effect on our business, financial condition, results of operations and prospects.

On December 22, 2017, “H.R.1,” formerly known as the “Tax Cuts and Jobs Act (the “Tax Act”)” was signed into law in the U.S. The Tax Act is expected to have a favorable impact on our effective tax rate and net income as reported under generally accepted accounting principles both in the first quarter of 2018 and subsequent reporting periods to which the Tax Act is effective. The final impact of the Tax Act may differ from our estimate for the provision for income taxes, possibly materially, due to, among other things, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by us as a result of the Tax Act.

Intellectual Property

We may not be able to protect our intellectual property rights or may be prevented from using intellectual property used in our business.

Our success is dependent, in part, upon our intellectual property. We rely primarily on trade secret, contract, patent, copyright and trademark law in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to establish and protect our intellectual property rights to proprietary technologies, products, services or methods, and our brand.

Unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. We cannot ensure that our intellectual property rights are sufficient to protect our competitive advantages or that any particular patent, copyright or trademark is valid and enforceable, and all patents ultimately expire. In addition, the laws of some foreign countries may not protect our intellectual property rights to the same extent as the laws in the United States, or at all. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

Protecting our intellectual property rights is costly and time consuming. Although we have taken steps to protect ourselves, there can be no assurance that we will be aware of all patents, copyrights or trademarks that may pose a risk of infringement by our products and services. Generally, it is not economically practicable to determine in advance whether our products or services may infringe the present or future rights of others.

Accordingly, we may face claims of infringement or other violations of intellectual property rights that could interfere with our ability to use intellectual property or technology that is material to our business. The number of such third-party claims may grow. Our technologies may not be able to withstand such third-party claims or rights against their use.

We may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the rights of others or defend against claims of infringement or invalidity. For example, we recently responded to a claim by Newmark Realty Capital, Inc. (which we refer to as “Realty Capital”) against us alleging, among other things, trademark infringement under Section 32 of the Lanham Act. In connection with our answer, we filed counterclaims alleging that Realty Capital has infringed our trademarks and seeking an order cancelling Realty Capital’s registered trademarks. We also separately initiated an action before the U.S. Patent and Trademark Office seeking invalidation of Realty Capital’s registration of a design mark that includes the stand-alone name “Newmark.” On November 16, 2017, a federal court in the Northern District of California issued an order denying Realty Capital’s motion to enjoin us from using the name “Newmark” generally as a trademark, which supported Newmark’s rights and longstanding goodwill in relation to the use of the “Newmark” name. The same order temporarily enjoined Newmark from using the name “Newmark” for “mortgage banking, mortgage brokerage, loan servicing, investment brokerage, and investment consulting services in the field of commercial real estate.” This order is in effect until a decision at trial, which is currently scheduled for January 2019. We have moved the court for an order reconsidering the injunction and lifting it in its entirety, and may eventually file an appeal if necessary. In response to our request that the court stay the injunction pending reconsideration, the court ruled in our favor and has suspended the injunction as to the categories of “investment consulting” and “investment brokerage.” In advance of the motion for reconsideration hearing, Realty Capital filed a motion for a new injunction prohibiting the use of “Newmark” for “any commercial real estate services” and demanding relief more expansive than the request the Court previously denied on November 16, 2017. We believe this latest submission is legally and factually meritless and filed in bad faith and have taken, and will continue to take, appropriate action to address it. No assurance can be given as to whether these cases will ultimately be determined in our favor or that our ability to use the “Newmark” name will be impacted by the proceedings. Any such claims or litigation, whether successful or unsuccessful, could result in substantial costs, the diversion of resources and the attention of management, any of which could materially negatively affect our business. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement, stop selling or redesign affected products or services or pay damages on our own behalf or to satisfy indemnification commitments with our clients. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us, and may negatively affect our business, financial condition, results of operations or prospects. Despite these potential risks, even if we are permanently enjoined from using the “Newmark” name in the sectors described in the preliminary injunction order or in connection with commercial real estate services generally, we do not believe such an order would significantly affect our long-term prospects.

If our software licenses from third parties are terminated or adversely changed or amended or contain material defects or errors, or if any of these third parties were to cease doing business, or if products or services offered by third parties were to contain material defects or errors, our ability to operate our businesses may be materially adversely affected.

We license databases and software from third parties, much of which is integral to our systems and our business. The licenses are terminable if we breach our obligations under the license agreements. If any material licenses were terminated or adversely changed or amended, if any of these third parties were to cease doing business or if any licensed software or databases licensed by these third parties were to contain material defects or errors, we may be forced to spend significant time and money to replace the licensed software and databases, and our ability to operate our business may be materially adversely affected. Further, any errors or defects in third-party services or products (including hardware, software, databases, cloud computing and other platforms and systems) or in services or products that we develop ourselves, could result in errors in, or a failure of our services or products, which could harm our business. Although we take steps to locate replacements, there can be no assurance that the necessary replacements will be available on acceptable terms, if at all. There can be no assurance that we will have an ongoing license to use all intellectual property which our systems require, the failure of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

IT Systems and Cyber-security Risks

Defects or disruptions in our technology or services could diminish demand for our products and service and subject us to liability.

Because our technology, products and services are complex and use or incorporate a variety of computer hardware, software and databases, both developed in-house and acquired from third-party vendors, our technology, products and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure, and could cause financial loss and harm to our reputation and our business. Furthermore, if we acquire companies, we may encounter difficulty in incorporating the acquired technologies and maintaining the quality standards that are consistent with our technology, products and services.

If we experience computer systems failures or capacity constraints, our ability to conduct our business operations could be materially harmed.

If we experience computer systems failures or capacity constraints, our ability to conduct our business operations could be harmed. We support and maintain many of our computer systems and networks internally. Our failure to monitor or maintain these systems and networks or, if necessary, to find a replacement for this technology in a timely and cost-effective manner, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Although all of our business critical systems have been designed and implemented with fault tolerant and/or redundant clustered hardware and diversely routed network connectivity, our redundant systems or disaster recovery plans may prove to be inadequate. We may be subject to system failures and outages that might impact our revenues and relationships with clients. In addition, we will be subject to risk in the event that systems of our clients, business partners, vendors and other third parties are subject to failures and outages.

We rely on various third parties for computer and communications systems, such as telephone companies, online service providers, data processors, and software and hardware vendors. Our systems, or those of our third-party providers, may fail or operate slowly, causing one or more of the following, which may not in all cases be covered by insurance:

•	unanticipated disruptions in service to our clients;

•	slower response times;

•	financial losses;

•	litigation or other client claims; and

•	regulatory actions.

We may experience additional systems failures in the future from power or telecommunications failures, acts of God or war, weather-related events, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, cyber-attacks, hardware or software malfunctions or defects, computer viruses, intentional acts of vandalism and similar events. Any system failure that causes an interruption in service or decreases the responsiveness of our service could damage our reputation, business and brand name.

Malicious cyber-attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our business, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.

Developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a malicious cyber-attack or other adverse events, which may adversely affect our ability to provide services.

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology, to maintain the confidentiality, integrity and availability of our and our clients’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external factors such as governments, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within us.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities. Such parties could also be the source of a cyber-attack on or breach of our operational systems, data or infrastructure.

There have been an increasing number of cyber-attacks in recent years in various industries, and cyber-security risk management has been the subject of increasing focus by our regulators. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’, operations, which could result in reputational damage, financial losses and/or client dissatisfaction, which may not in all cases be covered by insurance. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our business, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Natural Disasters, Weather-Related Events, Terrorist Attacks and Other Disruptions to Infrastructure

Our ability to conduct our business may be materially adversely impacted by catastrophic events, including natural disasters, weather-related events, terrorist attacks and other disruptions.

We may encounter disruptions involving power, communications, transportation or other utilities or essential services depended on by us or by third parties with whom we conduct business. This could include disruptions as the result of natural disasters, pandemics or weather-related or similar events, such as fires, hurricanes, earthquakes and floods, political instability, labor strikes or turmoil or terrorist attacks. For example, during 2012, our own operations and properties we manage for clients in the northeastern United States, and in particular New York City, were impacted by Hurricane Sandy, in some cases significantly. In 2017, several parts of the United States, including Texas, Florida and Puerto Rico, sustained significant damage from hurricanes. We continue to assess the impact on our borrowers and other clients and what impact, if any, these hurricanes could have on our business, financial condition, results of operations and prospects.

These disruptions may occur, for example, as a result of events affecting only the buildings in which we operate (such as fires), or as a result of events with a broader impact on the communities where those buildings are located. If a disruption occurs in one location and persons in that location are unable to communicate with or travel to or work from other locations, our ability to service and interact with our clients and others may suffer, and we may not be able to successfully implement contingency plans that depend on communications or travel.

Such events can result in significant injuries and loss of life, which could result in material financial liabilities, loss of business and reputational harm. They can also impact the availability and/or loss of commercial insurance policies, both for our own business and for those clients whose properties we manage and who may purchase their insurance through the insurance buying programs we make available to them.

There can be no assurance that the disaster recovery and crisis management procedures we employ will suffice in any particular situation to avoid a significant loss. Given that our employees are increasingly mobile and less reliant on physical presence in our offices, our disaster recovery plans increasingly rely on the availability of the Internet (including “cloud” technology) and mobile phone technology, so the disruption of those systems would likely affect our ability to recover promptly from a crisis situation. Although we maintain insurance for liability, property damage and business interruption, subject to deductibles and various exceptions, no assurance can be given that our business, financial condition, results of operations and prospects will not be materially negatively affected by such events in the future.

Key Employees

Our ability to retain our key employees and the ability of certain key employees to devote adequate time to us are critical to the success of our business, and failure to do so may materially adversely affect our business, financial condition, results of operations and prospects.

Our people are our most important resource. We must retain the services of our key employees and strategically recruit and hire new talented employees to attract clients and transactions that generate most of our revenues.

Howard W. Lutnick, who serves as our Chairman, is also the Chairman and Chief Executive Officer of our indirect parent, Cantor, Chairman and Chief Executive Officer of CFGM, which is the managing general partner of Cantor, and Chairman of the Board and Chief Executive Officer of our direct parent, BGC Partners. In addition, Mr. Lutnick holds offices at various other affiliates of Cantor and provides services to BGC U.S. OpCo, BGC Global OpCo, Cantor operating entities, and Newmark OpCo. Mr. Lutnick is not subject to an employment agreement with us or any of our subsidiaries.

Currently, Mr. Lutnick spends significant amounts of his BGC Partners time on our matters, although this percentage may vary depending on business developments at Newmark or Cantor, BGC Partners or any of our or their respective affiliates. As a result, Mr. Lutnick dedicates only a portion of his professional efforts to our business and operations, and there is no contractual obligation for Mr. Lutnick to spend a specific amount of his time with us and/or BGC Partners or Cantor. Mr. Lutnick may not be able to dedicate adequate time to our business and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by other professional obligations. In addition, Mr. Lutnick’s other responsibilities could cause conflicts of interest with us. The Newmark Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of Newmark Holdings, may not prevent certain of our key employees, including Mr. Lutnick, whose employment by Cantor and BGC Partners is not subject to these provisions in the Newmark Holdings limited partnership agreement, from resigning or competing against us.

Should Mr. Lutnick leave or otherwise become unavailable to render services to us, ultimate control of us would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is currently Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick.

In addition, our success has largely been dependent on executive officers such as Barry M. Gosin, who serves as our Chief Executive Officer, and other key employees, including some who have been hired in connection with acquisitions. If any of our key employees were to join an existing competitor, form a competing company, offer services to BGC Partners or Cantor that compete with our services or otherwise leave us, some of our clients could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and prospects.

Seasonality

Our business is generally affected by seasonality, which could have a material adverse effect on our results of operations in a given period.

Due to the strong desire of many market participants to close real estate transactions prior to the end of a calendar year, our business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. This could have a material effect on our results of operations in any given period.

The seasonality of our business makes it difficult to determine during the course of the year whether planned results will be achieved and to adjust to changes in expectations. To the extent that we are not able to identify and adjust for changes in expectations or we are confronted with negative conditions that inordinately impact seasonal norms, our business, financial condition, results of operations and prospects could be materially adversely affected.

Other General Business Risks

If we experience difficulties in collecting accounts receivable or experience defaults by multiple clients, it could materially adversely affect our business, financial condition, results of operations and prospects.

We face challenges in our ability to efficiently and/or effectively collect accounts receivable. Any of our clients or other parties obligated to make payments to us may experience a downturn in their business that may weaken their results of operations and financial condition. As a result, a client or other party obligated to make payments to us may fail to make payments when due, become insolvent or declare bankruptcy. A bankruptcy of a client or other party obligated to make payments to us would delay or preclude full collection of amounts owed to us. In addition, certain corporate services and property and facilities management agreements require that we advance payroll and other vendor costs on behalf of clients. If such a client or other party obligated to make payments to us were to file for bankruptcy, we may not be able to obtain reimbursement for those costs or for the severance obligations we would incur. Any such failure to make payments when due or the bankruptcy or insolvency of a large number of our clients (e.g., during an economic downturn) could result in disruption to our business and material losses to us. While historically we have not incurred material losses as a result of the difficulties described above, this may not always be the case.

We may not be able to replace partner offices when affiliation agreements are terminated, which may decrease our scope of services and geographic reach.

We have agreements in place to operate on a collaborative and cross-referral basis with certain offices in the United States and elsewhere in the Americas in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independently owned offices generally use some variation of Newmark in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently owned offices, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where we do not have a physical presence. From time to time our arrangement with these independent firms may be terminated pursuant to the terms of the individual affiliation agreements. The opening of a Company-owned office to replace an independent office requires us to invest capital, which in some cases could be material. There can be no assurance that, if we lose additional independently owned offices, we will be able to identify suitable replacement affiliates or fund the establishment or acquisition of an owned office. In addition, although we do not control the activities of these independently owned offices and are not responsible for their liabilities, we may face reputational risk if any of these independently owned offices are involved in or accused of illegal, unethical or similar behavior. Failure to maintain coverage in important geographic markets may negatively impact our operations, reputation and ability to attract and retain key employees and expand domestically and internationally and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Declines in or terminations of servicing engagements or breaches of servicing agreements could have a material adverse effect on our business, financial condition, results of operations and prospects.

We expect that loan servicing fees will continue to constitute a significant portion of our revenues from the Berkeley Point business for the foreseeable future. Nearly all of these fees are derived from loans that Berkeley Point originates and sells through the agencies’ programs or places with institutional investors. A decline in the number or value of loans that we originate for these investors or terminations of our servicing engagements will decrease these fees. HUD has the right to terminate Berkeley Point’s current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate Berkeley Point’s servicing engagements without cause by paying a termination fee. Institutional investors typically may terminate servicing engagements with Berkeley Point at any time with or without cause, without paying a termination fee. We are also subject to losses that may arise from servicing errors, such as a failure to maintain insurance, pay taxes, or provide notices. If we breach our servicing obligations to the agencies or institutional investors, including as a result of a failure to perform by any third parties to which we have contracted certain routine back-office aspects of loan servicing, the servicing engagements may be terminated. Significant declines or terminations of servicing engagements or breaches of such obligations, in the absence of replacement revenue sources, could materially and adversely affect our business, financial condition and results of operations.

Reductions in loan servicing fees as a result of defaults or prepayments by borrowers could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition to exposure to potential loss sharing, our loan servicing business is also subject to potential reductions in loan servicing fees if the borrower defaults on a loan originated thereby, as the generation of loan servicing fees depends upon the continued receipt and processing of periodic installments of principal, interest and other payments such as amounts held in escrow to pay property taxes and other required expenses. The loss of such loan servicing fees would reduce the amount of cash actually generated from loan servicing and from interest on amounts held in escrow. The expected loss of future loan servicing fees would also result in non-cash impairment charges to earnings. Such cash and non-cash charges could have a material adverse effect on our business, financial condition, results of operations and prospects.

Real Estate LP may engage in a broad range of commercial real estate activities, and we will have limited influence over the selection or management of such activities.

In the BP Transaction, we acquired approximately 27% of the capital in Real Estate LP. Cantor controls the remaining 73% of its capital and controls the general partner of Real Estate LP, who will manage Real Estate LP. Real Estate LP collaborates with Cantor’s significant existing real estate finance business, and Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. See “Item 13—Certain Relationships and Related-Party Transactions—BP Transaction Agreement and Real Estate LP Limited Partnership Agreement.” Accordingly, we will have limited to no influence on the selection or management of the activities conducted by Real Estate LP, each of which may have different risks and uncertainty associated with it and that are each beyond our control. See “—Risks Related to Our Relationship with BGC Partners, Cantor and Their Respective Affiliates—We are controlled by BGC Partners (which is controlled by Cantor). Upon completion of the distribution, we will be controlled by Cantor. BGC Partners’ and Cantor’s respective interests may conflict with our interests, and BGC Partners and Cantor may exercise their control in a way that favors their respective interests to our detriment.”

Liquidity, Funding and Indebtedness

Liquidity is essential to our business, and insufficient liquidity could have a material adverse effect on our business, financial condition, results of operations and prospects.

Liquidity is essential to our business. Our liquidity could be impaired due to circumstances that we may be unable to control, such as a general market disruption or an operational problem that affects our clients, other third parties or us.

We are a holding company with no direct operations. We conduct substantially all of our operations through our operating subsidiaries. We do not have any material assets other than our direct and indirect ownership in the equity of our subsidiaries. As a result, our operating cash flow is dependent upon the earnings of our subsidiaries. In addition, we are dependent on the distribution of earnings, loans or other payments by our subsidiaries to us. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any of our subsidiaries, we, as an equity owner of such subsidiary, and therefore holders of our securities, including our Class A common stock, will be subject to the prior claims of such subsidiary’s creditors, including trade creditors, and any preferred equity holders. Any dividends declared by us, any payment by us of our indebtedness or other expenses, and all applicable taxes payable in respect of our net taxable income, if any, are paid from cash on hand and funds received from distributions, loans or other payments from Newmark OpCo. Regulatory, tax restrictions or elections, and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. These laws, regulations and rules may hinder our ability to access funds that we may need to meet our obligations. Certain debt and security agreements entered into by our subsidiaries contain or may contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral. To the extent that we need funds to pay dividends, repay indebtedness and meet other expenses, or to pay taxes on our share of Newmark OpCo’s net taxable income, and Newmark OpCo or its subsidiaries are restricted from making such distributions under applicable law, regulations, or agreements, or are otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations and prospects, including our ability to raise additional funding, including through access to the debt and equity capital markets.

Our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access secured lending markets could in the future be adversely affected by conditions in the United States and international economy and markets, with the cost and availability of funding adversely affected by illiquid credit markets and wider credit spreads and changes in interest rates. To the extent we are not able to access the debt capital markets on acceptable terms in the future, we may seek to raise funding and capital through equity issuances or other means.

Turbulence in the U.S. and international economy and markets may adversely affect our liquidity and financial condition and the willingness of certain clients to do business with each other or with us. Acquisitions and financial reporting obligations related thereto may impact our ability to access capital markets on a timely basis and may necessitate greater short-term borrowing in the interim, which in turn may adversely affect the interest rates on our debt and our credit ratings and associated outlooks.

We generally have had limited need for short-term unsecured funding. We may, however, have need to access short-term capital sources in order to meet business needs from time to time, including financing acquisitions, conducting operations or hiring or retaining real estate brokers, salespeople, managers and other professionals. Our inability to secure such short-term capital could have a material adverse effect on our business, financial condition, results of operations and prospects.

We require a significant amount of short-term funding capacity for loans we originate through Berkeley Point. As of December 31, 2017, Berkeley Point had $950 million of committed loan funding available through three commercial banks and an uncommitted $325 million Fannie Mae loan repurchase facility. Consistent with industry practice, Berkeley Point’s existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing, which we may be unable to find on favorable terms, or at all, and, in such event, we might not be able to originate loans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to the risk of failed loan deliveries, and even after a successful closing and delivery, may be required to repurchase the loan or to indemnify the investor if there is a breach of a representation or warranty made by us in connection with the sale of loans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We bear the risk that a borrower will not close on a loan that has been pre-sold to an investor and the amount of such borrower’s rate lock deposit and any amounts recoverable from such borrower for breach of its obligations are insufficient to cover the investor’s losses. In addition, the investor may choose not to take delivery of the loan if a catastrophic change in the condition of a property occurs after we fund the loan and prior to the investor purchase date. We also have the risk of errors in loan documentation which prevent timely delivery of the loan prior to the investor purchase date. A complete failure to deliver a loan could be a default under the warehouse line used to finance the loan. No assurance can be given that we will not experience failed deliveries in the future or that any losses will not have a material adverse effect on our business, financial condition, results of operations or prospects.

We must make certain representations and warranties concerning each loan we originate for the GSEs’ and HUD’s programs or securitizations. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by it. In the event of a material breach of representations or warranties concerning a loan, even if the loan is not in default, investors could, among other things, require us to repurchase the full amount of the loan and seek indemnification for losses from it, or, for Fannie Mae DUS loans, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. Our ability to recover on a claim against the borrower or any other party may be contractually limited and would also be dependent, in part, upon the financial condition and liquidity of such party. Although these obligations have not had a significant impact on our results to date, significant repurchase or indemnification obligations imposed on us could have a material adverse effect on our business, financial condition, results of operations and prospects.

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or the commercial real estate services industry, expose us to interest rate risk and prevent us from meeting our obligations under our indebtedness.

As of December 31, 2017, we had approximately $1,123.2 million in aggregate principal amount of indebtedness outstanding. The remaining balance of $270.7 million under the Term Loan was repaid in full subsequent to December 31, 2017. On March 19, 2018, Newmark borrowed $150.0 million from BGC pursuant to the existing Intercompany Credit Agreement. The amount of debt we incur may have important, adverse consequences to us and our investors, including that:

•	it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, our operations or our business;

•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in the economy or our business;

•	it may require a substantial portion of our cash flow from operations to make interest payments;

•	it may make it more difficult for us to satisfy other obligations;

•	it may increase the risk of a future credit ratings downgrade of us, which could increase future debt costs and limit the future availability of debt financing;

•	we may not be able to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase common stock; and

•	there would be a material adverse effect on our businesses, financial condition, results of operations and prospects if we were unable to service our indebtedness or obtain additional financing or refinance our existing debt on terms acceptable to us.

To the extent that we incur additional indebtedness, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.

We may incur substantially more debt or take other actions which would intensify the risks discussed herein.

We may incur substantial additional debt in the future, some of which may be secured debt. Under the terms of our existing debt, we are permitted under certain circumstances to incur additional debt, grant liens on our assets to secure existing or future debt, recapitalize our debt or take a number of other actions that could have the effect of diminishing our ability to make payments on our debt when due. To the extent that we borrow additional funds, the terms of such borrowings may contain more stringent financial covenants, change of control provisions, make-whole provisions or other terms that could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our debt agreements contain restrictions that may limit our flexibility in operating our business.

The Term Loan Credit Agreement and the Revolving Credit Agreement, each as amended, contain covenants that could impose operating and financial restrictions on us, including restrictions on our ability to, among other things and subject to certain exceptions:

•	create liens on certain assets;

•	incur additional debt;

•	make significant investments and acquisitions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	sell certain assets;

•	pay additional dividends on or make additional distributions in respect of our capital stock or make restricted payments;

•	enter into certain transactions with our affiliates; and

•	place restrictions on certain distributions from subsidiaries.

Indebtedness that we may enter into in the future, if any, could also potentially contain similar or additional covenants or restrictions. Any of these restrictions could limit our ability to adequately plan for or react to market conditions and could otherwise restrict certain of our corporate activities. Any material failure to comply with these covenants could result in a default under the Term Loan Credit Agreement or the Revolving Credit Agreement, each as amended, as well as instruments governing our future indebtedness. Upon a material default, unless such default were cured by us or waived by lenders in accordance with the applicable agreements, the lenders under such agreements could elect to invoke various remedies under the agreements, including potentially accelerating the payment of unpaid principal and interest, terminating their commitments or, however unlikely, potentially forcing us into bankruptcy or liquidation. In addition, a default or acceleration under any of such agreements could trigger a cross default under the other agreements, including potential future debt arrangements. As long as we are a subsidiary of BGC Partners, we will remain subject to restrictions under the Revolving Credit Agreement even if we have no outstanding indebtedness under the Revolving Credit Agreement. Although we believe that our operating results will be more than sufficient to cover all of these obligations, including potential future indebtedness, no assurance can be given that our operating results will be sufficient to service our indebtedness or to fund all of our other expenditures or to obtain additional or replacement financing on a timely basis and on reasonable terms in order to meet these requirements when due.

Credit rating downgrades or defaults by us could adversely affect us.

The credit ratings and associated outlooks of companies may be critical to their reputation and operational and financial success. A company’s credit ratings and associated outlooks are influenced by a number of factors, including: operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, the company’s competitive position in the industry and its relationships in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances of that company or related companies warrant such a change. Any adverse ratings or reduction in the credit ratings of Newmark, BGC Partners, Cantor or any of their other affiliates, and/or the associated outlook could adversely affect the availability of debt financing to us on acceptable terms, as well as the cost and other terms upon which we may obtain any such financing. In addition, credit ratings and associated outlooks may be important to clients in certain markets and in certain transactions. A company’s contractual counterparties may, in certain circumstances, demand collateral in the event of a credit ratings or outlook downgrade of that company.

Our acquisitions may require significant cash resources and may lead to a significant increase in the level of our indebtedness.

Potential future acquisitions may lead to a significant increase in the level of our indebtedness. We may enter into short- or long-term financing arrangements in connection with acquisitions which may occur from time to time. In addition, we may incur substantial nonrecurring transaction costs, including break-up fees, assumption of liabilities and expenses and compensation expenses and we would likely incur similar expenses. The increased level of our consolidated indebtedness in connection with potential acquisitions may restrict our ability to raise additional capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to realize the full value of the Nasdaq payment, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

On June 28, 2013, BGC Partners sold eSpeed to Nasdaq in the Nasdaq Transaction. The total consideration paid or payable by Nasdaq in the Nasdaq Transaction included an earn-out of up to 14,883,705 shares of common stock of Nasdaq to be paid ratably over 15 years after the closing of the Nasdaq Transaction, provided that Nasdaq produces at least $25 million in gross revenues for the applicable year. As of December 31, 2017, up to 9,922,470 Nasdaq shares remained payable by Nasdaq under this earn-out. In connection with the separation prior to the completion of our IPO, BGC transferred to Newmark the right to receive the remainder of the Nasdaq payment. We recognized the receipt of the first of these payments of Nasdaq shares in the quarter ended September 30, 2017, and expect to recognize the receipt of shares ratably in the third quarter of future fiscal years. This earn-out presents market risk to us as the value of consideration related to the Nasdaq payment is subject to fluctuations based on the stock price of Nasdaq common stock. Therefore, if Nasdaq were to experience financial difficulties or a significant downturn, the value of the Nasdaq payment may decline and we may receive fewer or no additional Nasdaq shares pursuant to this earn-out, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

RISKS RELATED TO OUR CORPORATE AND PARTNERSHIP STRUCTURE

We are a holding company, and accordingly we are dependent upon distributions from Newmark OpCo to pay dividends, taxes and indebtedness and other expenses and to make repurchases.

We are a holding company with no direct operations, and we will be able to pay dividends, taxes and other expenses, and to make repurchases of shares of our Class A common stock and purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, only from our available cash on hand and funds received from distributions, loans or other payments from Newmark OpCo. Tax restrictions or elections and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. In addition, any unanticipated accounting, tax or other charges against net income could adversely affect our ability to pay dividends and to make repurchases.

In March 2018, our board of directors and audit committee authorized repurchases of shares of our Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in our subsidiaries up to $100 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, we may repurchase shares or redeem or repurchase units. See—Liquidity, Funding and Indebtedness “—Liquidity is essential to our business, and insufficient liquidity could have a material adverse effect on our business, financial condition, results of operations and prospects.”

We may not pay a dividend and may not pay the same dividend paid by Newmark OpCo to its equity holders.

We currently intend to pay dividends on a quarterly basis. Our ability to pay dividends is dependent upon our available cash on hand and funds received from distributions, loans or other payments from Newmark OpCo. Newmark OpCo intends to distribute to its limited partners, including us, on a pro rata and quarterly basis, cash in an amount that will be determined by Newmark Holdings, its general partner, of which we are the general partner. Newmark OpCo’s ability, and in turn our ability, to make such distributions will depend upon the continuing profitability and strategic and operating needs of our business. We may not pay the same dividend to our shares as the dividend paid by Newmark OpCo to its limited partners.

We may also repurchase shares of our common stock or purchase Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from BGC Partners, Cantor or our executive officers, other employees, partners and others, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in Newmark OpCo’s business. Accordingly, there can be no assurance that future dividends will be paid or that dividend amounts will be maintained at current or future levels. See “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

Because our voting control is concentrated among the holders of our Class B common stock, the market price of our Class A common stock may be materially adversely affected by its disparate voting rights.

The holders of our Class A common stock and Class B common stock have substantially identical economic rights, but their voting rights are different. Holders of Class A common stock are entitled to one vote per share, while holders of Class B common stock are entitled to 10 votes per share on all matters to be voted on by stockholders in general.

As of December 31, 2017, BGC Partners held 115,593,786 shares of our Class A common stock which represented approximately 83.4% of our outstanding Class A common stock. In addition, as of December 31, 2017, BGC Partners held 15,840,049 shares of our Class B common stock which represented all of the outstanding shares of our Class B common stock. Together, the shares of Class A common stock and Class B common stock held by BGC Partners as of December 31, 2017 represented approximately 92.3% of our total voting power. Upon the completion of the distribution, Cantor (including CFGM) will beneficially own all of the outstanding shares of our Class B common stock, representing approximately 53.3% of our total voting power. In addition, Cantor has the right to exchange exchangeable partnership interests in Newmark Holdings into additional shares of Class A or Class B common stock, and pursuant to the exchange agreement, BGC Partners, Cantor, CFGM and other Cantor affiliates entitled to hold Class B common stock under our certificate of incorporation have the right to exchange from time to time, on a one-to-one basis, subject to adjustment, shares of our Class A common stock now owned or subsequently acquired by such persons for shares of our Class B common stock, up to the number of shares of Class B common stock that are authorized but unissued under our certificate of incorporation. Prior to the distribution, however, without the prior consent of BGC Partners, the Cantor entities may not exchange such shares of our Class A common stock into shares of our Class B common stock. We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock.

As long as BGC Partners or, after the distribution, Cantor, beneficially owns a majority of our total voting power, it will have the ability, without the consent of the other holders of our Class A common stock, to elect all of the members of our board of directors and to control our management and affairs. In addition, it will be able to in its sole discretion determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us. In certain circumstances, the shares of Class B common stock issued to BGC Partners or, after the distribution, Cantor, may be transferred without conversion to Class A common stock, such as when the shares are transferred to an entity controlled by Cantor, BGC Partners or Mr. Lutnick.

The Class B common stock is controlled by BGC Partners or, after the distribution, will be controlled by Cantor, and will not be subject to conversion or redemption by us. Our certificate of incorporation does not provide for automatic conversion of shares of Class B common stock into shares of Class A common stock upon the occurrence of any event. Furthermore, the Class B common stock is only issuable to Cantor, Mr. Lutnick or certain persons or entities controlled by them or BGC Partners. The difference in the voting rights of Class B common stock could adversely affect the market price of our Class A common stock.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

S&P Dow Jones and FTSE Russell have recently announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, namely, to exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

Delaware law may protect decisions of our board of directors that have a different effect on holders of our Class A common stock and Class B common stock.

Stockholders may not be able to challenge decisions that have an adverse effect upon holders of our Class A common stock compared to holders of our Class B common stock if our board of directors acts in a disinterested, informed manner with respect to these decisions, in good faith and in the belief that it is acting in the best interests of our stockholders. Delaware law generally provides that a board of directors owes an equal duty to all stockholders, regardless of class or series, and does not have separate or additional duties to different groups of stockholders, subject to applicable provisions set forth in a corporation’s certificate of incorporation and general principles of corporate law and fiduciary duties.

If we or Newmark Holdings were deemed an “investment company” under the Investment Company Act of 1940 (which we refer to as the “Investment Company Act”), the Investment Company Act’s restrictions could make it impractical for us to continue our business and structure as contemplated and could materially adversely affect our business, financial condition, results of operations and prospects.

Generally, an entity is deemed an “investment company” under Section 3(a)(1)(A) of the Investment Company Act if it is primarily engaged in the business of investing, reinvesting, or trading in securities, and is deemed an “investment company” under Section 3(a)(1)(C) of the Investment Company Act if it owns “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. We believe that neither we nor Newmark Holdings should be deemed an “investment company” as defined under Section 3(a)(1)(A) because neither of us is primarily engaged in the business of investing, reinvesting, or trading in securities. Rather, through our operating subsidiaries, we and Newmark Holdings are primarily engaged in the operation of various types of commercial real estate services businesses as described in this prospectus. Neither we nor Newmark Holdings is an “investment company” under Section 3(a)(1)(C) because more than 60% of the value of our total assets on an unconsolidated basis are interests in majority-owned subsidiaries that are not themselves “investment companies.” In particular, Berkeley Point, a significant majority-owned subsidiary, is entitled to rely on, among other things, the mortgage banker exemption in Section 3(c)(5)(C) of the Investment Company Act.

To ensure that we and Newmark Holdings are not deemed “investment companies” under the Investment Company Act, we need to be primarily engaged, directly or indirectly, in the non-investment company businesses of our operating subsidiaries. If we were to cease participation in the management of Newmark Holdings, if Newmark Holdings, in turn, were to cease participation in the management of Newmark OpCo, or if Newmark OpCo, in turn, were to cease participation in the management of our operating subsidiaries, that would increase the possibility that we and Newmark Holdings could be deemed “investment companies.” Further, if we were deemed not to have a majority of the voting power of Newmark Holdings (including through our ownership of the Special Voting Limited Partnership Interest), if Newmark Holdings, in turn, were deemed not to have a majority of the voting power of Newmark OpCo (including through its ownership of the Special Voting Limited Partnership Interest), or if Newmark OpCo, in turn, were deemed not to have a majority of the voting power of our operating subsidiaries, that would increase the possibility that we and Newmark Holdings could be deemed “investment companies.” Finally, if any of our operating subsidiaries were deemed “investment companies,” our interests in Newmark Holdings and Newmark OpCo, and Newmark Holdings’ interests in Newmark OpCo, could be deemed “investment securities,” and we and Newmark Holdings could be deemed “investment companies.”

We expect to take all legally permissible action to ensure that we and Newmark Holdings are not deemed investment companies under the Investment Company Act, but no assurance can be given that this will not occur.

The Investment Company Act and the rules thereunder contain detailed prescriptions for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, limit the issuance of debt and equity securities, prohibit the issuance of stock options and impose certain governance requirements. If anything were to happen that would cause us or Newmark Holdings to be deemed to be an investment company under the Investment Company Act, the Investment Company Act would limit our or its capital structure, ability to transact business with affiliates (including BGC Partners, Cantor, Newmark Holdings or Newmark OpCo, as the case may be) and ability to compensate key employees. Therefore, if we or Newmark Holdings became subject to the Investment Company Act, it could make it impractical to continue our business in this structure, impair agreements and arrangements and impair the transactions contemplated by those agreements and arrangements, between and among us, Newmark Holdings and Newmark OpCo, or any combination thereof, and materially adversely affect our business, financial condition, results of operations and prospects.

RISKS RELATED TO THE SEPARATION AND THE DISTRIBUTION

Because we closed our IPO on December 19, 2017, we have limited operating history as a separate public company, and our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

Our historical financial information included in this Annual Report on Form 10-K is derived from the consolidated financial statements and accounting records of BGC Partners through December 13, 2017. Accordingly, the historical financial information included herein does not necessarily reflect the results of operations, financial position and cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors:

•	Prior to the separation, our business has been operated by BGC Partners as part of its broader corporate organization, rather than as an independent company. BGC Partners or one of its affiliates has performed various corporate functions for us, including legal services, treasury, accounting, auditing, risk management, information technology, human resources, corporate affairs, tax administration, certain governance functions (including internal audit and compliance with the Sarbanes-Oxley Act) and external reporting. Our historical financial results reflect allocations of corporate expenses from BGC Partners for these and similar functions. These allocations are likely less than the comparable expenses we believe we would have incurred had we operated as a separate public company.

•	Until the completion of our IPO, our business was integrated with the other businesses of BGC Partners. Historically, we have shared economies of scale in costs, employees and vendor relationships. While we have entered into transitional arrangements that govern certain commercial and other relationships between BGC Partners and us after the separation, those transitional arrangements may not fully capture the benefits our business has enjoyed as a result of being integrated with the other businesses of BGC Partners. The loss of these benefits could have an adverse effect on our business, financial condition, results of operations and prospects following the completion of the separation.

•	Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the enterprise-wide cash management policies of BGC Partners. We may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

•	The cost of capital for our business may be higher than BGC Partners’ cost of capital prior to the separation.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a public company separate from BGC Partners. The adjustments and allocations we have made in preparing our historical financial statements may not appropriately reflect our operations during those periods as if we had in fact operated as a stand-alone entity, or what the actual effect of our separation from BGC Partners will be. For additional information about the presentation of our historical financial information included in this Annual Report on Form 10-K, see “Item 6—Selected Consolidated Financial Data” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We may experience increased costs resulting from a decrease in the purchasing power as a result of our recent separation from BGC Partners.

Historically, we have been able to take advantage of BGC Partners’ size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit services. As a separate public company, we are a smaller and less diversified company than BGC Partners, and we may not have access to financial and other resources comparable to those available to BGC Partners prior to the IPO. As a separate, stand-alone company, we may be unable to obtain goods, technology and services at prices and on terms as favorable as those available to us prior to the IPO, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The separation may adversely affect our business, and we may not achieve some or all of the expected benefits of the separation.

We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed or not occur at all. These benefits include the following:

•	improving strategic planning, increasing management focus and streamlining decision-making by providing the flexibility to implement our strategic plan and to respond more effectively to different client needs and the changing economic environment;

•	allowing us to adopt the capital structure, investment policy and dividend policy best suited to our financial profile and business needs, as well as resolving the current competition for capital among BGC Partners’ businesses;

•	creating an independent equity structure that will facilitate our ability to effect future acquisitions utilizing our Class A common stock; and

•	facilitating incentive compensation arrangements for employees more directly tied to the performance of our business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives.

We may not achieve the anticipated benefits for a variety of reasons. There also can be no assurance that the separation will not adversely affect our business.

There is no assurance that the distribution will occur. If the distribution does not occur, our business and common stock may suffer.

As of December 31, 2017, BGC Partners held 115,593,786 shares of our Class A common stock representing approximately 83.4% of our outstanding Class A common stock. In addition, as of December 31, 2017, BGC Partners held 15,840,049 shares of our Class B common stock representing all of the outstanding shares of our Class B common stock. In addition, on March 7, 2018, BGC, including through its subsidiary BGC Partners, L.P., purchased 16,606,726 newly issued exchangeable limited partnership units of Newmark Holdings. BGC Partners has advised us that it currently expects to pursue a distribution to its stockholders of all of the shares of our common stock that it then owns in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. The shares of our common stock that BGC Partners owns are subject to the 180-day

“lock-up” restriction contained in the underwriting agreement for the IPO. Further, there is no assurance that BGC Partners will complete the distribution. The distribution is subject to a number of conditions, and even though BGC Partners may distribute those shares in a tax-efficient manner to the stockholders of BGC Partners, BGC Partners may determine not to proceed with the distribution if the BGC Partners board of directors determines, in its sole discretion, that the distribution is not in the best interest of BGC Partners and its stockholders. Accordingly, the distribution may not occur on the expected timeframe, or at all.

If the distribution does not occur, we may not be able to obtain some of the benefits that we expect as a result of the distribution, including greater strategic focus, increased agility and speed and the other benefits. The separation and the distribution will permit us to build a management team that can focus solely on our strategic initiatives and future growth.

If, following the completion of the distribution, there is a determination that the distribution is taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the tax opinion with respect to the distribution are incorrect or for any other reason, then BGC Partners and its stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.

It is a condition to the distribution that BGC Partners receive an opinion of Wachtell, Lipton, Rosen & Katz, outside counsel to BGC Partners, to the effect that the distribution, together with certain related transactions, will qualify as a transaction that is described in Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (which we refer to as the “Code”). The opinion will rely on certain facts, assumptions, representations and undertakings from BGC Partners and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, BGC Partners and its stockholders may not be able to rely on the opinion of tax counsel. Moreover, notwithstanding this opinion of counsel, the IRS could determine on audit that the separation or the distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of BGC Partners or us after the separation or distribution. If the separation or distribution is determined to be taxable for U.S. federal income tax purposes, BGC Partners and its stockholders could incur significant U.S. federal income tax liabilities and we may be required to indemnify BGC Partners for all or a portion of any such tax liabilities under the tax matters agreement. Any such liabilities could be substantial, and could have a material adverse effect on our business, financial condition, results of operations and prospects. For a description of the sharing of such liabilities between BGC Partners and us, see “Item 13—Certain Relationships and Related-Party Transactions—Tax Matters Agreement.”

We may be required to pay Cantor for a significant portion of the tax benefit, if any, relating to any additional tax depreciation or amortization deductions we claim as a result of any step up in the tax basis of the assets of BGC U.S., BGC Global or Newmark OpCo resulting from exchanges of interests in BGC Holdings (together with, prior to the distribution, interests in Newmark Holdings for our common stock.

Certain partnership interests in BGC Holdings (together with, prior to the distribution, certain interests in Newmark Holdings) may be exchanged for shares of BGC Partners common stock. In the vast majority of cases, the partnership units that become exchangeable for shares of BGC common stock are units that have been granted as compensation, and, therefore, the exchange of such units will not result in an increase in BGC’s share of the tax basis of the tangible and intangible assets of BGC U.S., BGC Global and/or Newmark OpCo. However, exchanges of other partnership units—including non-tax-free exchanges of units by Cantor—could result in an increase in the tax basis of such tangible and intangible assets that otherwise would not have been available, although the Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the Internal Revenue Service. These increases in tax basis, if sustained, may reduce the amount of tax that BGC would otherwise be required to pay in the future. In such circumstances, the tax receivable agreement that BGC entered into with Cantor provides for the payment by BGC to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax or franchise tax that BGC actually realizes as a result of these increases in tax basis and certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that BGC will benefit from the remaining 15% cash savings, if any, in income tax that we realize.

We may not be able to execute transactions that are outside of Treasury Regulations safe harbors.

Under current law, a spin-off can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off acquisitions of shares or assets of the spun-off corporation. For example, a spin-off may result in taxable gain to the parent corporation under Section 355(e) of the Code if the spin-off were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in the spun-off corporation. To preserve the tax-free treatment of the separation and the distribution, and in addition to our other indemnity obligations, the tax matters agreement between us and BGC Partners will restrict us, through the end of the two-year period following the distribution, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of the shares of our common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of our common stock other than in certain open-market transactions, and (iv) ceasing to actively conduct certain of our businesses. The tax matters agreement will also prohibit us from taking or failing to take any other action that would prevent the distribution and certain related transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In the absence of the availability of a safe harbor under applicable Treasury Regulations, these restrictions may limit our ability to pursue strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. Current Treasury Regulations allow for a number of safe harbors. For more information, see “Item 13—Certain Relationships and Related-Party Transactions—Tax Matters Agreement.”

RISKS RELATED TO OUR RELATIONSHIP WITH BGC PARTNERS, CANTOR AND THEIR RESPECTIVE AFFILIATES

We are controlled by BGC Partners (which is controlled by Cantor). Upon completion of the distribution, we will be controlled by Cantor. BGC Partners’ and Cantor’s respective interests may conflict with our interests, and BGC Partners and Cantor may exercise their control in a way that favors their respective interests to our detriment.

As of December 31, 2017, BGC Partners held 115,593,786 shares of our Class A common stock which represented approximately 83.4% of our outstanding Class A common stock. In addition, as of December 31, 2017, BGC Partners held 15,840,049 shares of our Class B common stock which represented all of the outstanding shares of our Class B common stock. Together, the shares of Class A common stock and Class B common stock held by BGC Partners as of December 31, 2017 represented approximately 92.3% of our total voting power. BGC Partners is controlled by Cantor. If the distribution occurs, Cantor will beneficially own 6,671,146 shares of our Class A common stock representing approximately 4.8% of our outstanding Class A common stock, and all of the outstanding shares of our Class B common stock, together representing approximately 55.6% of our total voting power. Following its March 7, 2018 acquisition of 16,606,726 exchangeable limited partnership units of Newmark Holdings, if BGC were to exchange such units into shares of our Class B common stock, BGC would have 95.0% of our total voting power as of March 7, 2018 (92.7% if BGC were to exchange such units into shares of our Class A common stock). We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock.

As a result, BGC Partners, directly through its ownership of shares of our Class A common stock and Class B common stock, and Cantor, indirectly through its control of BGC Partners, are each able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our Class A common stock and Class B common stock or other securities. BGC Partners’ voting power, prior to the completion of the distribution, and Cantor’s voting power, indirectly prior to the completion of the distribution and directly after the completion of the distribution, may also have the effect of delaying or preventing a change of control of us.

BGC Partners’ and Cantor’s ability to exercise control over us could create or appear to create potential conflicts of interest. Conflicts of interest may arise between us and each of BGC Partners and Cantor in a number of areas relating to our past and ongoing relationships, including:

•	potential acquisitions and dispositions of businesses;

•	the issuance or disposition of securities by us;

•	the election of new or additional directors to our board of directors;

•	the payment of dividends by us (if any), distribution of profits by Newmark OpCo and/or Newmark Holdings and repurchases of shares of our Class A common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from BGC Partners, Cantor or our executive officers, other employees, partners and others;

•	business operations or business opportunities of ours and BGC Partners’ or Cantor’s that would compete with the other party’s business opportunities;

•	intellectual property matters;

•	business combinations involving us; and

•	the nature, quality and pricing of administrative services and transition services to be provided to or by BGC Partners or Cantor or their respective affiliates.

Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with BGC Partners or Cantor in the future or in connection with BGC Partners’ or Cantor’s desire to enter into new commercial arrangements with third parties.

We also expect each of BGC Partners and Cantor to manage its respective ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of Class A common stock, that would dilute BGC Partners’ or Cantor’s voting power in us.

In addition, each of BGC Partners and Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own businesses and/or of the relationships that exist between and among BGC Partners and/or Cantor and their other respective affiliates and us. Any future material related-party transaction or arrangement between BGC Partners and/or Cantor and their other respective affiliates and us is subject to the prior approval by our audit committee, but generally does not require the separate approval of our stockholders, and if such stockholder approval is required, BGC Partners and/or Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of our other stockholders. Further, our regulators may require the consolidation, for regulatory purposes, of BGC Partners, Cantor and/or their other respective affiliates and us or require other restructuring of the group. There is no assurance that such consolidation or restructuring would not result in a material expense or disruption to our business.

Cantor has existing real estate-related businesses, and Newmark and Cantor are partners in a real estate-related joint venture, Real Estate LP. While these businesses do not currently compete with Newmark, it is possible that, in the future, real estate-related opportunities in which Newmark would be interested may also be pursued by Cantor and/or Real Estate LP, and Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. For example, Cantor’s commercial lending business has historically offered conduit loans to the multifamily market. While conduit loans have certain key differences versus multifamily agency loans, such as those offered by Berkeley Point, there can be no assurance that Cantor’s and/or Real Estate LP’s lending businesses will not seek to offer multifamily loans to our existing and potential multifamily customer base.

Moreover, the service of officers or partners of BGC Partners or Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from BGC Partners or Cantor and their respective affiliates, could create conflicts of interest when we and those directors or executive officers are faced with decisions that could have different implications for us and them.

We also have entered into agreements that provide certain rights to the holder of a majority of the Newmark Holdings exchangeable limited partnership interest, which is currently Cantor. For example, the separation and distribution agreement provides that any quarterly dividend to our common stockholders that is 25% or more of our post-tax Adjusted Earnings per fully diluted share shall require the consent of the holder of a majority of the Newmark Holdings exchangeable limited partnership interests. In addition, the separation and distribution agreement requires Newmark to contribute any reinvestment cash (i.e., any cash that Newmark retains, after the payment of taxes, as a result of distributing a smaller percentage than Newmark Holdings from the distributions they receive from Newmark OpCo), as an additional capital contribution with respect to its existing limited partnership interest in Newmark OpCo, unless Newmark and the holder of a majority of the Newmark Holdings exchangeable limited partnership interests agree otherwise. See “Item 13—Certain Relationships and Related-Party Transactions—Adjustment to Exchange Ratio” and “Item 13—Certain Relationships and Related-Party Transactions—Use of Reinvestment Cash.” It is possible that Cantor, as the holder of a majority of the Newmark Holdings exchangeable limited partnership interest, will not agree to a higher dividend percentage or a different use of reinvestment cash, even if doing so might be more advantageous to the Newmark stockholders.

Our agreements and other arrangements with BGC Partners and Cantor, including the separation and distribution agreement, may be amended upon agreement of the parties to those agreements and approval of our audit committee. During the time that we are controlled by BGC Partners and/or Cantor, BGC Partners and/or Cantor may be able to require us to agree to amendments to these agreements. We may not be able to resolve any potential conflicts, and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. Additionally, pursuant to the separation and distribution agreement, for so long as BGC Partners beneficially owns at least 50% of the total voting power of our outstanding capital stock entitled to vote in the election of directors, we will not, and will cause our subsidiaries to not (without BGC Partners’ prior written consent) take certain actions, including, without limitation, acquiring any other businesses or assets or disposing of any of our assets, in each case with an aggregate value for all such transactions in excess of $100 million, or incurring any indebtedness, other than indebtedness not in excess of $50 million in the aggregate or any indebtedness some or all of the proceeds of which are used to repay the Term Loan, the Converted Term Loan or the BGC Notes. See “Item 13—Certain Relationships and Related-Party Transactions—Separation and Distribution Agreement—Operating Covenants.”

In order to address potential conflicts of interest between or among BGC Partners, Cantor and their respective representatives and us, our certificate of incorporation will contain provisions regulating and defining the conduct of our affairs as they may involve BGC Partners and/or Cantor and their respective representatives, and our powers, rights, duties and liabilities and those of our representatives in connection therewith. Our certificate of incorporation provides that, to the greatest extent permitted by law, no Cantor Company or BGC Partners Company, each as defined in our certificate of incorporation, or any of the representatives, as defined in our certificate of incorporation, of a Cantor Company or BGC Partners Company will, in its capacity as our stockholder or affiliate, owe or be liable for breach of any fiduciary duty to us or any of our stockholders. In addition, to the greatest extent permitted by law, none of any Cantor Company, BGC Partners Company or any of their respective representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as us or our representatives or doing business with any of our or our representatives’ clients or customers. If any Cantor Company, BGC Partners Company or any of their respective representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined in our certificate of incorporation) for any such person, on the one hand, and us or any of our representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to us or any of our representatives, and will not be liable to us, any of our stockholders or any of our representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity to us or any of our representatives, subject to the requirement described in the following sentence. If a third party presents a corporate opportunity to a person who is both our representative and a representative of a BGC Partners Company and/or a Cantor Company, expressly and solely in such person’s capacity as our representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to us as our representative with respect to such corporate opportunity, provided that any BGC Partners Company, any Cantor Company or any of their respective representatives may pursue such corporate opportunity if we decide not to pursue such corporate opportunity.

The corporate opportunity policy that is included in our certificate of incorporation is designed to resolve potential conflicts of interest between us and our representatives and BGC Partners, Cantor and their respective representatives. The Newmark Holdings limited partnership agreement contains similar provisions with respect to us and/or BGC Partners and Cantor and each of our respective representatives, and the Newmark OpCo limited partnership agreement will contain similar provisions with respect to us and/or Newmark Holdings and each of our respective representatives. This policy, however, could make it easier for BGC Partners or Cantor to compete with us. If BGC Partners or Cantor competes with us, it could materially harm our business, financial condition, results of operations and prospects.

See “Item 13—Certain Relationships and Related-Party Transactions—Potential Conflicts of Interest and Competition with BGC Partners and Cantor.”

Mr. Lutnick has actual or potential conflicts of interest because of his positions with BGC Partners and/or Cantor.

Mr. Lutnick serves as Chairman of the Board and Chief Executive Officer of BGC Partners, as Chairman and Chief Executive Officer of Cantor, and holds offices at various other affiliates of Cantor. In addition, Mr. Lutnick owns BGC Partners common stock, options to purchase BGC Partners common stock, other BGC Partners’ equity awards or partnership interests in BGC Holdings, or equity interests in Cantor. These interests may be significant compared to his total assets. His positions at BGC Partners and/or Cantor and the ownership of any such equity or equity awards create, or may create the appearance of, conflicts of interest when he is faced with decisions that could have different implications for BGC Partners or Cantor than the decisions have for us.

Agreements between us and BGC Partners and/or Cantor are between related parties, and the terms of these agreements may be less favorable to us than those that we could negotiate with third parties and may subject us to litigation.

Our relationship with BGC Partners and/or Cantor may result in agreements with BGC Partners and/or Cantor that are between related parties. For example, we provide to and receive from Cantor and BGC Partners and their respective affiliates various administrative services and transition services, respectively. As a result, the prices charged to us or by us for services provided under agreements with BGC Partners and Cantor may be higher or lower than prices that may be charged by third parties, and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties. Any future material related-party transaction or arrangement between us and BGC Partners and/or Cantor is subject to the prior approval by our audit committee, but generally does not require the separate approval of our stockholders, and if such stockholder approval were required, BGC Partners and/or Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of our other stockholders. These related-party relationships may also from time to time subject us to litigation.

We are controlled by BGC Partners, which is controlled by Cantor. Cantor controls its wholly owned subsidiary, CF&Co, which was an underwriter of our IPO and may provide us with additional investment banking services. From time to time, in addition, Cantor, CF&Co and their affiliates may provide us with advice and services from time to time.

We are controlled by BGC Partners, which is controlled by Cantor. Cantor, in turn, controls its wholly owned subsidiary, CF&Co, which was an underwriter of our IPO. Pursuant to the underwriting agreement, we paid CF&Co 5.5% of the gross proceeds from the sale of shares of our Class A common stock in connection with the IPO. In addition, Cantor, CF&Co and their affiliates may provide investment banking services to us and our affiliates, including acting as our financial advisor in connection with business combinations, dispositions or other transactions, and placing or recommending to us various investments, stock loans or cash management vehicles. They would receive customary fees and commissions for these services. They may also receive brokerage and market data and analytics products and services from us and our respective affiliates.

We could be affected by threats, demands, actions or lawsuits from third parties or governmental authorities, including those against Cantor or BGC Partners, for matters that occurred prior to the IPO.

From time to time in the ordinary course of business, we have in the past and may in the future be affected by threats, demands, actions, subpoenas, or legal actions and/or proceedings commenced or threatened against Cantor or BGC Partners for matters that occurred prior to the IPO, when Newmark was a reporting segment of BGC Partners.

While not directly related to Newmark or its real estate business, for example, we learned from Cantor that a former manager in Cantor’s tax department, who was employed for only five months before being terminated in October 2016, had in October 2017 made allegations that BGC Partners overstated its non-GAAP post-tax distributable earnings measure. The employee sought money from Cantor. Cantor, BGC Partners and the Company each respectively undertook a review of these matters, which were assisted by external counsel. Based on these reviews, Cantor and BGC Partners have advised the Company that they believe the allegations of wrongdoing made by the former employee were false, inaccurate and without merit. While none of the claims were directed at the Company, there can be no assurance that the Company will not be subject to similar or different such threats, letters or demands and the costs of investigations, counsel and other advisers in the future.

RISKS RELATED TO, OWNERSHIP OF OUR CLASS A COMMON STOCK AND OUR STATUS AS A PUBLIC COMPANY

The market price of our Class A common stock may be volatile, which could cause the value of an investment in our Class A common stock to decline.

The market price of our Class A common stock may fluctuate substantially due to a variety of factors, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our results of operations;

•	differences between our actual financial and operating results and those expected by investors and analysts;

•	changes in analysts’ recommendations or estimates or our ability to meet those estimates;

•	the prospects of our competition and of the commercial real estate market in general;

•	changes in general valuations for companies in our industry; and

•	changes in business, legal or regulatory conditions, or other general economic or market conditions and overall market fluctuations.

In particular, the realization of any of the risks described in these “Risk Factors” or under “Special Note Regarding Forward-Looking Statements” could have a material adverse impact on the market price of our Class A common stock in the future and cause the value of an investment in our Class A common stock to decline. In addition, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our Class A common stock.

In the past, stockholders of other companies have sometimes instituted securities class action litigation against issuers following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and our other resources and could have a material adverse effect on our business, financial condition, results of operations and prospects. There is no assurance that such a suit will not be brought against us.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the U.S. Securities and Exchange Commission (which we refer to as the “SEC”) and the NASDAQ Stock Market LLC. Prior to the completion of our IPO, these costs have been incurred by BGC Partners on a consolidated basis. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect the rules and regulations associated with being a public company to result in substantial legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept constraints on policy limits and coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention.

If we fail to implement and maintain an effective internal control environment, our operations, reputation and stock price could suffer, we may need to restate our financial statements and we may be delayed in or prevented from accessing the capital markets.

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the first full fiscal year beginning after the effective date of the IPO. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging.

Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal controls over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the internal controls. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our reputation and stock price.

Our ability to identify and remediate any material weaknesses in our internal controls could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses. Similarly, we need to effectively manage any growth that we achieve in such a way as to ensure continuing compliance with all applicable internal control, financial reporting and legal and regulatory requirements. Any failures to ensure full compliance with internal control and financial reporting requirements could result in restatement, delay or prevent us from accessing the capital markets and harm our reputation and the market price for our Class A common stock.

We are a “controlled company” within the meaning of the NASDAQ Stock Market rules and we qualify for exemptions from certain corporate governance requirements. We do not currently expect or intend to rely on any of these exemptions, but there is no assurance that we will not rely on these exemptions in the future.

Because BGC Partners controls more than a majority of the total voting power of our common stock, we are a “controlled company” within the meaning of the NASDAQ Stock Market rules. Under these rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain stock exchange rules regarding corporate governance, including:

•	the requirement that a majority of its board of directors consist of independent directors;

•	the requirement that its director nominees be selected or recommended for the board’s selection by a majority of the board’s independent directors in a vote in which only independent directors participate or by a nominating committee comprised solely of independent directors, in either case, with a formal written charter or board resolutions, as applicable, addressing the nominations process and such related matters as may be required under the federal securities laws; and

•	the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not currently expect or intend to rely on any of these exemptions, but there is no assurance that we will not rely on these exemptions in the future. If we were to utilize some or all of these exemptions, an investor in our Class A Common Stock may not have the same protections afforded to stockholders of companies that are subject to all of the NASDAQ Stock Market rules regarding corporate governance.

Future sales of shares of Class A common stock, could adversely affect the market price of our Class A common stock. Our stockholders could be diluted by such future sales and be further diluted upon exchange of Newmark Holdings limited partnership interests into our common stock and upon issuance of additional Newmark OpCo limited partnership interests to Newmark Holdings as a result of future issuances of Newmark Holdings limited partnership interests.

Future sales of our shares could adversely affect the market price of our Class A common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our common stock in connection with future acquisitions, strategic alliances, third-party investments and private placements or otherwise, the market price of our Class A common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares could depress the market price of our Class A common stock.

As of December 31, 2017, BGC Partners held 115,593,786 shares of our Class A common stock, representing approximately 83.4% of our outstanding Class A common stock. In addition, as of December 31, 2017, BGC Partners held 15,840,049 shares of our Class B common stock representing all of the outstanding shares of our Class B common stock. Together, the shares of Class A common stock and Class B common stock held by BGC Partners represent approximately 92.3% of our total voting power as of December 31, 2017. Following its March 7, 2018 acquisition of 16,606,726 exchangeable limited partnership units of Newmark Holdings, if BGC group were to exchange such units into shares of our Class B common stock, BGC would have 95.0% of our total voting power as of March 7, 2018 (92.7% if BGC were to exchange such units into shares of our Class A common stock).

BGC Partners has advised us that it currently expects to pursue a distribution to its stockholders of all of the shares of our common stock that it then owns in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. The determination of whether, when and how to proceed with any such distribution is entirely within the discretion of BGC Partners. The shares of our common stock that BGC Partners and our executive officers and directors own are subject to the 180-day “lock-up” restriction contained in the underwriting agreement for our IPO. If the distribution occurs, the distributed shares of Class A common stock would be eligible for immediate resale in the public market, except for those held by Cantor and other affiliates of ours, which distributed shares could be sold pursuant to a registered offering or pursuant to an exemption under the Securities Act. We are unable to predict whether significant amounts of our Class A common stock will be sold in the open market in anticipation of, or following, the distribution. Any potential sale, disposition or distribution of our Class A common stock, or the perception that such sale, disposition or distribution could occur, could adversely affect prevailing market prices for our Class A common stock.

Even if BGC Partners does not distribute the shares of our common stock that it owns by means of the distribution, BGC Partners may sell all or a portion of such shares to the public or in one or more private transactions after the expiration of the “lock-up” restriction on June 13, 2018. We have entered into a registration rights agreement with BGC Partners and Cantor that grants them registration rights to facilitate their sale of shares of our Class A common stock in the market. Any sale or distribution, or expectations in the market of a possible sale or distribution, by BGC Partners or Cantor of all or a portion of our shares of Class A common stock through the distribution, in a registered offering, pursuant to an exemption under the Securities Act or otherwise could depress or reduce the market price for our Class A common stock or cause our shares to trade below the prices at which they would otherwise trade.

Moreover, the shares of our Class A common stock sold in our IPO are freely tradable without restriction, except for any shares acquired by an affiliate of ours, which shares can be sold under Rule 144 under the Securities Act, subject to various volume and other limitations. Subject to certain limited exceptions, we, our executive officers and directors and BGC Partners have agreed with the underwriters not to directly or indirectly sell, dispose of or hedge any shares of our Class A common stock or securities convertible into or exchangeable for shares of our Class A common stock without the prior written consent of Goldman Sachs & Co. LLC and

Merrill Lynch, Pierce, Fenner & Smith Incorporated for the period ending on June 13, 2018. After the expiration of the 180-day “lock-up” restriction, our executive officers and directors and BGC Partners could dispose of all or any part of their shares of our Class A common stock through a public offering, sales under Rule 144 or other transactions. In addition, Goldman Sachs & Co. LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of the lock-up restriction and market stand-off agreements, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

We have registered under the Securities Act 50 million of 400 million shares of Class A common stock which are reserved for issuance upon exercise of options, restricted stock and other equity awards granted under our Long-Term Incentive Plan (which we refer to as the “Equity Plan”) and expect to register the balance from time to time in the future. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. We may in the future register additional shares of Class A common stock under the Securities Act that become reserved for issuance under other equity incentive plans.

In addition, as of December 31, 2017, there were outstanding 76,431,000 limited partnership interests of Newmark Holdings. Some of those limited partnership interests will be exchangeable with us for shares of our common stock based on the exchange ratio (which is currently one, but is subject to adjustment as set forth in the separation and distribution agreement). See “Item 13—Certain Relationships and Related-Party Transactions—Adjustment to Exchange Ratio.” Prior to the distribution, however, such exchanges are subject to the limitation as described below under “Item 13—Certain Relationships and Related-Party Transactions—Amended and Restated Newmark Holdings Limited Partnership Agreement—Exchanges.” Shares of Class A common stock issued upon such exchange would be eligible for resale in the public market. See “Item 13—Certain Relationships and Related-Party Transactions—Amended and Restated Newmark Holdings Limited Partnership Agreement—Exchanges.”

We may register for resale the shares of our Class A common stock for which the Newmark Holdings limited partnership interests are exchangeable. In light of the number of shares of our common stock issuable in connection with the full exchange of the Newmark Holdings exchangeable limited partnership interests, the price of our Class A common stock may decrease and our ability to raise capital through the issuance of equity securities may be adversely impacted as these exchanges occur and any transfer restrictions lapse.

Prior to the distribution, to the extent that BGC Partners receives any Newmark OpCo units as a result of any exchange of Newmark Holdings exchangeable limited partnership interests or as a result of any contribution by BGC Partners to Newmark OpCo or purchase by BGC Partners of Newmark OpCo units, then, in each case, BGC Partners will contribute such Newmark OpCo units to Newmark in exchange for an equal number of newly issued shares of Newmark common stock, which would dilute the other stockholders of Newmark. See “Item 13—Certain Relationships and Related-Party Transactions—Separation and Distribution Agreement—BGC Partners Contribution of Newmark OpCo Units Prior to the Distribution.”

Any such potential sale, disposition or distribution of our common stock, or the perception that such sale, disposition or distribution could occur, could adversely affect prevailing market prices for our Class A common stock.

Delaware law, our corporate organizational documents and other requirements may impose various impediments to the ability of a third party to acquire control of us, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of the Delaware General Corporation Law (which we refer to as the “DGCL”), our certificate of incorporation and our amended and restated bylaws (which we refer to as our “bylaws”) impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our Class A stockholders.

These provisions, summarized below, may discourage coercive takeover practices and inadequate takeover bids. These provisions may also encourage persons seeking to acquire control of us to first negotiate with our board of directors. We believe that the benefits of increased protection give us the potential ability to negotiate with the initiator of an unfriendly or unsolicited proposal to acquire or restructure us and outweigh the disadvantages of discouraging those proposals because negotiation of them could result in an improvement of their terms.

Our bylaws will provide that special meetings of stockholders may be called only by the Chairman of our board of directors, or in the event the Chairman of our board of directors is unavailable, by the Chief Executive Officer or by the holders of a majority of the voting power of our Class B common stock, which will be held by BGC Partners before the distribution and by Cantor and CFGM after the distribution. In addition, our certificate of incorporation will permit us to issue “blank check” preferred stock.

Our bylaws will require advance written notice prior to a meeting of our stockholders of a proposal or director nomination which a stockholder desires to present at such a meeting, which generally must be received by our Secretary not later than 120 days prior to the first anniversary of the date of our proxy statement for the preceding year’s annual meeting. In the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not later than the close of business on the later of the 120th day prior to the date of such proxy statement or the 10th day following the day on which public announcement of the date of such meeting is first made by us. Our bylaws will provide that all amendments to our bylaws must be approved by either the holders of a majority of the voting power of all of our outstanding capital stock entitled to vote or by a majority of our board of directors.

We have elected in our certificate of incorporation not to be subject to Section 203 of the DGCL, which generally prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock, for a period of three years following the date on which the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in accordance with Section 203. Accordingly, we are not subject to the anti-takeover effects of Section 203. However, our certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that each of the Qualified Class B Holders and certain of their direct transferees will not be deemed to be “interested stockholders,” and accordingly will not be subject to such restrictions.

Further, our Equity Plan contains provisions pursuant to which grants that are unexercisable or unvested may automatically become exercisable or vested as of the date immediately prior to certain change of control events. Additionally, change in control and employment agreements between us and our named executive officers also provide for certain grants, payments and grants of exchangeability in the event of certain change of control events.

The foregoing factors, as well as the significant common stock ownership by BGC Partners before the distribution and Cantor after the distribution, including shares of our Class B common stock, and rights to acquire additional such shares, and the provisions of any debt agreements could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our Class A common stock that could result in a premium over the market price for shares of Class A common stock.

Our certificate of incorporation provides that a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware) shall be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our certificate of incorporation provides that, unless we consent to the selection of an alternative forum, a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal court for the District of Delaware) shall be the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim for or based on a breach of duty or obligation owed by any current or former director, officer, employee or agent of ours to us or to our stockholders, including any claim alleging the aiding and abetting of such a breach; any action asserting a claim against us or any current or former director, officer, employee or agent of ours arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; any action asserting a claim related to or involving us that is governed by the internal affairs doctrine; or any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 125 Park Avenue, New York, New York 10017. They consist of approximately 130,000 square feet of space under a lease that expires in 2031.

We operate out of more than 120 offices in the United States (in Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Texas, Virginia, Washington, and the District of Columbia), as well as offices in Mexico, including in Mexico City. In addition, we have licensed our name to 21 commercial real estate providers that operate out of 37 offices in certain locations throughout the Americas where we do not have our own offices. Our partner, Knight Frank, operates out of approximately 411 offices. We believe our facilities are sufficient for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, various legal actions are threatened or brought and are pending against us. In some of these actions, substantial amounts are claimed. From time to time, we are involved in litigation, claims and arbitrations, relating to various employment matters, including with respect to termination of employment, hiring of employees currently or previously employed by competitors, terms and conditions of employment and other matters. In light of the competitive nature of the commercial real estate brokerage industry, litigation, claims and arbitration between competitors regarding employee hiring are not uncommon. Other than pure breach of contract claims, intentional torts and wage and hour claims, which are typically not covered by insurance, most claims brought by former employees and most claims brought by clients are covered by employment practices liability insurance and errors and omissions insurance, respectively, in each case, subject to a self-insured retention. In instances where we are acting as a property manager, the owner’s insurance is usually primary with respect to harm incurred on the premises. Occasionally, we are involved in reviews or proceedings by regulatory agencies regarding our businesses, which may result in an action by a regulator.

Legal reserves are established in accordance with U.S. GAAP guidance on Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. We do not believe that, based on currently available information, the final outcome of any of the pending litigations against us will have a material adverse effect on our business, financial condition, results of operations or prospects.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Class A Common Stock

Our Class A common stock is traded on the NASDAQ Global Select Market under the symbol “NMRK.” There is no public trading market for our Class B common stock, which is held by Cantor and BGCP. The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our Class A common stock on the NASDAQ Global Select Market.

We have not declared any dividends for the fourth quarter of 2017.

	High	Low
2018
First Quarter (through March 16, 2018)	$16.98	$14.11

2017
Fourth Quarter	$16.10	$13.72

On March 19, 2018, the closing sales price of our Class A common stock on the NASDAQ Global Select Market was $15.56. As of March 16, 2018, there were 2 holders of record of our Class A common stock and 1 holder of record of our Class B common stock.

Dividend Policy

We expect our board of directors to authorize a dividend policy that reflects our intention to pay a quarterly dividend, starting with the first full fiscal quarter following this offering. Any dividends to our common stockholders are expected to be calculated based on our post-tax Adjusted Earnings, as a measure of net income. See below for a definition of “post-tax Adjusted Earnings” per fully diluted share.

We currently expect that, in any year, our aggregate quarterly dividends will be equal to or less than 25% of our post-tax Adjusted Earnings per fully diluted share to our common stockholders for such year. The declaration, payment, timing and amount of any future dividends payable by us will be at the discretion of our board of directors; provided that any dividend to our common stockholders that would result in the dividends for a year exceeding 25% of our post-tax Adjusted Earnings per fully diluted share for such year shall require the consent of the holder of a majority of the Newmark Holdings exchangeable limited partnership interests.

Repurchase Program

In March 2018, our board of directors and audit committee authorized repurchases of shares of our Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in our subsidiaries up to $100 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, we may repurchase shares or redeem or repurchase units.

Performance Graph

The SEC rules with respect to performance graphs state that companies with a short fiscal year (for example, following an initial public offering) are not required to publish a stock performance graph if the short year is 30 days or less. Because our IPO was less than 30 days before the end of our fiscal year, we are not required to include such a graph in this document.

Certain Definitions

Newmark uses non-GAAP financial measures including, but not limited to, “pre-tax Adjusted Earnings” and “post-tax Adjusted Earnings,” which are supplemental measures of operating results that are used by management to evaluate the financial performance of the Company and its consolidated subsidiaries. Newmark believes that Adjusted Earnings best reflect the operating earnings generated by the Company on a consolidated basis and are the earnings which management considers available for, among other things, dividends and/or distributions to Newmark’s common stockholders and holders of Newmark Holdings partnership units during any period.

As compared with items such as “Income (loss) before income taxes and noncontrolling interests” and “Net income (loss) for fully diluted shares” all prepared in accordance with GAAP, Adjusted Earnings calculations primarily exclude certain non-cash compensation and other expenses that generally do not involve the receipt or outlay of cash by the Company and/or which do not dilute existing stockholders, as described below. In addition, Adjusted Earnings calculations exclude certain gains and charges that management believes do not best reflect the ordinary operating results of Newmark.

Adjustments Made to Calculate Pre-Tax Adjusted Earnings

Newmark defines pre-tax Adjusted Earnings as GAAP income (loss) from operations before income taxes and noncontrolling interest in subsidiaries excluding certain items, such as:

•	Non-cash asset impairment charges, if any;

•	Allocations of net income to limited partnership units;

•	Non-cash charges related to the amortization of intangibles with respect to acquisitions;

•	Non-cash charges relating to grants of exchangeability to limited partnership units.

Virtually all of the Company’s key executives and producers have partnership or equity stakes in the Company and receive deferred equity or limited partnership units as part of their compensation. A significant percentage of Newmark’s fully diluted shares are owned by the Company’s executives, partners and employees. The Company issues limited partnership units and grants exchangeability to unit holders to provide liquidity to Newmark’s employees, to align the interests of the Company’s employees and management with those of common stockholders, to help motivate and retain key employees, and to encourage a collaborative culture that drives cross-selling and revenue growth.

When the Company issues limited partnership units, the shares of common stock into which the units can be ultimately exchanged are included in Newmark’s fully diluted share count for Adjusted Earnings at the beginning of the subsequent quarter after the date of grant. Newmark includes such shares in the Company’s fully diluted share count when the unit is granted because the unit holder is expected to be paid a pro-rata distribution based on Newmark’s calculation of Adjusted Earnings per fully diluted share and because the holder could be granted the ability to exchange their units into shares of common stock in the future. Non-cash charges with respect to grants of exchangeability reflect the value of the shares of common stock into which the unit is exchangeable when the unit holder is granted exchangeability not previously expensed in accordance with GAAP. The amount of non-cash charges relating to grants of exchangeability the Company uses to calculate pre-tax Adjusted Earnings on a quarterly basis is based upon the Company’s estimate of expected grants of exchangeability to limited partnership units during the annual period, as described further below under “Adjustments Made to Calculate Post-Tax Adjusted Earnings.”

Adjusted Earnings also excludes non-cash GAAP gains attributable to originated mortgage servicing rights (which Newmark refer to as “OMSRs”) and non-cash GAAP amortization of mortgage servicing rights (which the Company refers to as “MSRs”). Under GAAP, the Company recognizes OMSRs gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. Subsequent to the initial recognition at fair value, MSRs are carried at the lower of amortized cost or fair value and amortized in proportion to the net servicing revenue expected to be earned.

Additionally, Adjusted Earnings calculations exclude certain unusual, one-time or non-recurring items, if any. These items are excluded from Adjusted Earnings because the Company views excluding such items as a better reflection of the ongoing, ordinary operations of Newmark. Newmark’s definition of Adjusted Earnings also excludes certain gains and charges with respect to acquisitions, dispositions, or resolutions of litigation. Management believes that excluding such gains and charges also best reflects the ongoing operating performance of Newmark.

Adjustments Made to Calculate Post-Tax Adjusted Earnings

Because Adjusted Earnings are calculated on a pre-tax basis, Newmark also intends to report post-tax Adjusted Earnings to fully diluted stockholders. Newmark defines post-tax Adjusted Earnings to fully diluted stockholders as pre-tax Adjusted Earnings reduced by the non-GAAP tax provision described below.

The Company calculates its tax provision for post-tax Adjusted Earnings using an annual estimate similar to how it accounts for its income tax provision under GAAP. To calculate the quarterly tax provision under GAAP, Newmark estimates its full fiscal year GAAP income (loss) from operations before income taxes and noncontrolling interests in subsidiaries and the expected inclusions and deductions for income tax purposes, including expected grants of exchangeability to limited partnership units during the annual period. The resulting annualized tax rate is applied to Newmark’s quarterly GAAP income (loss) from operations before income taxes and noncontrolling interests in subsidiaries. At the end of the annual period, the Company updates its estimate to reflect the actual tax amounts owed for the period.

To determine the non-GAAP tax provision, Newmark first adjusts pre-tax Adjusted Earnings by recognizing any, and only, amounts for which a tax deduction applies under applicable law. The amounts include non-cash charges with respect to grants of exchangeability, certain charges related to employee loan forgiveness, certain net operating loss carryforwards when taken for statutory purposes, and certain charges related to tax goodwill amortization. These adjustments may also reflect timing and measurement differences, including treatment of employee loans, changes in the value of units between the dates of grants of exchangeability and the date of actual unit exchange, variations in the value of certain deferred tax assets and liabilities and the different timing of permitted deductions for tax under GAAP and statutory tax requirements.

After application of these previously described adjustments, the result is the Company’s taxable income for Newmark’s pre-tax Adjusted Earnings, to which the Company then applies the statutory tax rates. This amount is the Company’s non-GAAP tax provision. Newmark views the effective tax rate on pretax Adjusted Earnings as equal to the amount of Newmark’s non-GAAP tax provision divided by the amount of pre-tax Adjusted Earnings.

Generally, the most significant factor affecting this non-GAAP tax provision is the amount of non-cash charges relating to the grants of exchangeability to limited partnership units. Because the non-cash charges relating to the grants of exchangeability are deductible in accordance with applicable tax laws, increases in exchangeability have the effect of lowering the Company’s non-GAAP effective tax rate and thereby increasing Newmark’s post-tax Adjusted Earnings.

Management uses post-tax Adjusted Earnings in part to help it evaluate, among other things, the overall performance of the business, to make decisions with respect to the Company’s operations, and to determine the amount of dividends payable to common stockholders and distributions payable to holders of limited partnership units.

Newmark incurs income tax expenses based on the location, legal structure and jurisdictional taxing authorities of each of its subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Any U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the unit holders rather than with the partnership entity. The Company’s consolidated financial statements include U.S.

federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations. Outside of the U.S., Newmark is expected to operate principally through subsidiary corporations subject to local income taxes. For these reasons, taxes for Adjusted Earnings are expected to be presented to show the tax provision the consolidated Company would expect to pay if 100 percent of earnings were taxed at global corporate rates.

Calculations of Pre-Tax and Post-Tax Adjusted Earnings per Share

Newmark’s Adjusted Earnings per share calculations assume either that:

•	The fully diluted share count includes the shares related to any dilutive instruments, but excludes the associated interest expense, net of tax, when the impact would be dilutive; or

•	The fully diluted share count excludes the shares related to these instruments, but includes the associated interest expense, net of tax.

The share count for Adjusted Earnings excludes certain shares expected to be issued in future periods but not yet eligible to receive dividends and/or distributions. Each quarter, the dividend payable to Newmark’s common stockholders, if any, is expected to be determined by the Company’s Board of Directors with reference to a number of factors, including post-tax Adjusted Earnings per fully diluted share. Newmark may also pay a pro-rata distribution of net income to limited partnership units, as well as to Cantor for its noncontrolling interest. The amount of this net income, and therefore of these payments per unit, would be determined using the above definition of pre-tax Adjusted Earnings using the fully diluted share count. The declaration, payment, timing and amount of any future dividends payable by the Company will be at the discretion of its board of directors using the fully diluted share count.

Other Matters with Respect to Adjusted Earnings

The term “Adjusted Earnings” should not be considered in isolation or as an alternative to GAAP net income (loss). The Company views Adjusted Earnings as a metric that is not indicative of liquidity or the cash available to fund its operations, but rather as a performance measure. Pre- and post-tax Adjusted Earnings are not intended to replace the Company’s presentation of its GAAP financial results. However, management believes that these measures help provide investors with a clearer understanding of Newmark’s financial performance and offer useful information to both management and investors regarding certain financial and business trends related to the Company’s financial condition and results of operations. Management believes that Adjusted Earnings measures and the GAAP measures of financial performance should be considered together.

Newmark anticipates providing forward-looking guidance for GAAP revenues and for certain Adjusted Earnings measures from time to time. However, the Company does not anticipate providing an outlook for GAAP results other than revenue. This is because certain GAAP items, which are excluded from Adjusted Earnings, are difficult to forecast with precision before the end of each period. The Company therefore believes that it is not possible to forecast GAAP results or to quantitatively reconcile GAAP results to non-GAAP results with sufficient precision unless Newmark makes unreasonable efforts. The items that are difficult to predict on a quarterly basis with precision and which can have a material impact on the Company’s GAAP results include, but are not limited, to the following:

•	Allocations of net income and grants of exchangeability to limited partnership units, which are determined at the discretion of management throughout and up to the period-end;

•	The impact of certain marketable securities, as well as any gains or losses related to associated markto- market movements and/or hedging. These items are calculated using period-end closing prices;

•	Non-cash asset impairment charges, which are calculated and analyzed based on the period-end values of the underlying assets. These amounts may not be known until after period-end; and

•	Acquisitions, dispositions and/or resolutions of litigation, which are fluid and unpredictable in nature.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected combined and consolidated financial data for the last five years ended December 31, 2017. This selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in thousands, except per share data.

	Year Ended December 31,
	2017[1]	2016[1]	2015[1]	2014[1]	2013[1]
Revenues:
Commissions	$1,014,716	$849,419	$806,931	$543,520	$413,018
Gain from mortgage banking activities, net	206,000	193,387	115,304	79,751	—
Management services, servicing fees and other	375,734	307,177	278,012	220,976	163,788

Total revenues	1,596,450	1,349,983	1,200,247	844,247	576,806
Expenses:
Compensation and employee benefits	1,020,183	849,975	816,268	561,181	441,188
Allocations of net income and grant of exchangeability to limited partnership units	114,657	72,318	142,195	20,467	56,113

Total compensation and employee benefits	1,134,840	922,293	958,463	581,648	497,301
Operating, administrative and other	219,163	185,343	162,316	116,381	94,228
Fees to related parties	20,771	18,010	18,471	11,208	7,306
Depreciation and amortization	95,815	72,197	71,774	41,083	7,675

Total operating expenses	1,470,589	1,197,843	1,211,024	750,320	606,510

Other income (losses), net:
Other income (loss)	73,927	15,279	(460)	(1,146)	(4,241)

Total other income (losses), net	73,927	15,279	(460)	(1,146)	(4,241)

Income (loss) from operations	199,788	167,419	(11,237)	92,781	(33,945)
Interest income, net	2,786	3,786	1,867	622	390

Income (loss) before income taxes and noncontrolling interests	202,574	171,205	(9,370)	93,403	(33,555)
Provision (benefit) for income taxes	57,478	3,993	(6,644)	(268)	164

Consolidated net income (loss)	145,096	167,212	(2,726)	93,671	(33,719)
Less: Net income (loss) attributable to noncontrolling interests	604	(1,189)	77	933	1,234

Net income (loss) to common stockholders	$144,492	$168,401	$(2,803)	$92,738	$(34,953)

Per share data:
Basic earnings (loss) per share	$1.08	N/A	N/A	N/A	N/A

Fully diluted earnings per share	$0.85	N/A	N/A	N/A	N/A

Basic weighted-average shares of common stock outstanding	133,413	N/A	N/A	N/A	N/A

Fully diluted weighted-average shares of common stock outstanding	138,398	N/A	N/A	N/A	N/A

Cash and cash equivalents	$121,027	$66,627	$111,430	$94,132	$31,183
Total assets	$2,273,007	$2,534,688	$1,657,930	$1,773,785	$322,691
Notes payable and collateralized borrowings	$670,710	$—	$—	$—	$—
Notes payable to related parties	$412,500	$690,000	$—	$—	$—
Total liabilities	$2,029,593	$1,550,905	$853,896	$1,089,909	$162,128
Total stockholders’ equity	$222,318	$983,783	$804,034	$683,876	$160,562

[1]	Financial results have been retrospectively adjusted to include the financial results of Berkeley Point. See “Berkeley Point Acquisition and Related Transactions” herein for a summary of the impact on the Company’s quarterly and annual results of operations

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Newmark’s financial condition and results of operations should be read together with Newmark’s consolidated financial statements and related notes, as well as the “Special Note Regarding Forward-Looking Statements” and pro forma financial information included elsewhere in this Annual Report on Form 10-K. When used herein, the terms “Newmark Knight Frank,” “Newmark,” the “Company,” “we,” “us,” and “our,” refer to Newmark and its consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2017, 2016 and 2015. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and the notes thereto included elsewhere in this report.

Overview and Business Environment

Newmark is a rapidly growing, high-margin, full-service commercial real estate services business. Since 2011, the year in which we were acquired by BGC Partners, Inc. (“BGC”), we have been the fastest growing commercial real estate services firm (when compared with our publicly traded U.S. peers), with a revenue CAGR of 38%. We offer a full suite of services and products for both owners and occupiers across the entire commercial real estate industry. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, diligence and underwriting and government-sponsored enterprise (which we refer to as “GSE”) lending and loan servicing. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the year ended December 31, 2017, we generated revenues of $1.6 billion representing year-over-year growth of 18.3%.

We generate revenues from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Our growth to date has been focused in North America. We have more than 4,800 employees, including approximately 1,550 revenue-generating producers in over 120 offices in 90 cities, with an additional approximately 28 licensee locations in the U.S.

The discussion of our financial results reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the Newmark name in their branding or marketing.

We recently expanded our capital markets capabilities through the strategic addition of many prolific, accomplished capital markets brokers in key markets throughout the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of $58.0 billion as of December 31, 2017 (of which approximately 6.4% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans. We have also begun a dramatic expansion of our valuation and appraisal business from which we expect to see significant growth, particularly in conjunction with our increasingly robust capital markets platform.

We continue to invest in the business by adding dozens of high profile and talented brokers and other revenue-generating professionals. Historically, newly hired commercial real estate brokers tend to achieve dramatically higher productivity in their second and third years with our company, although we incur related expenses immediately. As our newly hired brokers increase their production, we expect our commission revenue and earnings growth to strongly accelerate, thus reflecting our operating leverage. We expect our overall profitability to increase as we increase the size and scale of our business. Our pre-tax margins are impacted by the mix of revenues generated. For example, gains from mortgage banking activities, net, which includes revenues related to commercial mortgage origination, tends to have higher pre-tax margins than Newmark as a whole. In addition, capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and more seasonality when compared with leasing advisory. Capital markets transactions tend to have higher pre-tax margins than leasing advisory transactions, while leasing advisory revenues are generally more predictable than revenues from capital markets. Property and facilities management, along with certain of our other GCS products, generally have the most predictable and steady revenues, although pre-tax earnings margins for property and facilities management are at the lower end of those for our business as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period of time, which provides us with stable and foreseeable sources of revenues. Newmark’s revenues are balanced between businesses that are relatively less predictable and contractual sources that are very predictable. Approximately 41% of our revenues and other income for the year ended December 31, 2017 were generated by our most predictable and recurring sources, including agency leasing, valuation, GCS, management services, NASDAQ and loan servicing. Another approximately 23% was generated by our moderately recurring tenant representation leasing business. The remaining 36% of revenues and other income were generated by our more transactional investment sales, mortgage broking, and GSE lending platforms.

Berkeley Point Acquisition

On July 18, 2017 BGC announced that it agreed to acquire Berkeley Point Financial LLC and its subsidiary (together referred to as “Berkeley Point” or “BPF”) from an affiliate of Cantor Fitzgerald, L.P. (“Cantor”). This affiliate of Cantor had acquired Berkeley Point on April 10, 2014. Berkeley Point is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well us the servicing of commercial real estate loans, including those it originates. The acquisition of Berkeley Point was completed on September 8, 2017 (“Berkeley Point Acquisition”). The total consideration for the acquisition of Berkeley Point was $875 million, subject to certain adjustments at closing.

On December 13, 2017, in connection with the Separation, the assets and liabilities of BPF were transfered to Newmark. This transaction has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, our financial results have been recast to include the financial results of BPF in the current and prior periods as if BPF had always been consolidated. We believe that the addition of Berkeley Point will significantly increase the scale and scope of our business and generate substantial revenue synergies.

The following tables summarize the impact of the Berkeley Point Acquisition to Newmark’s consolidated balance sheets as of December 31, 2016 and to Newmarks’s consolidated statements of operations for the years ended December 31, 2016 and 2015 (in thousands, except per share amounts):

	December 31, 2016
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Total assets	$995,491	1,539,197	$2,534,688

Total liabilities	491,510	1,059,395	1,550,905
Total equity	503,981	479,802	983,783

Total liabilities and equity	$995,491	$1,539,197	$2,534,688

	Year Ended December 31, 2016
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income (loss) before income taxes and noncontrolling interests	$45,295	125,910	$171,205

Consolidated net income (loss)	41,382	125,830	167,212
Less: Net income (loss) attributable to noncontrolling interests	(1,189)	—	(1,189)

Net income (loss) available to common stockholders	$42,571	$125,830	$168,401

	Year Ended December 31, 2015
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income (loss) before income taxes and noncontrolling interests	$(67,535)	58,165	$(9,370)

Consolidated net income (loss)	(60,768)	58,042	(2,726)
Less: Net income (loss) attributable to noncontrolling interests	77	—	77

Net income (loss) available to common stockholders	$(60,845)	$58,042	$(2,803)

Initial Public Offering

On December 13, 2017, prior to the closing of the IPO; BGC, BGC Holdings, L.P. (“BGC Holdings”), BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, L.P. (“Newmark Holdings”), Newmark Partners, L.P. (“Newmark OpCo”) and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•	the principal corporate transactions pursuant to which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group (defined below), the “BGC Group”) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark Group”) the assets and liabilities of the BGC Group relating to BGC’s Real Estate Services business (the “Separation”);

•	the proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings;

•	the IPO;

•	the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below;

•	the pro rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC (“Distribution”), pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of Class A common stock of BGC and shares of Newmark Class B Common Stock held by BGC would be distributed to the holders of shares of Class B common stock of BGC (which are currently Cantor and another entity controlled by Howard W. Lutnick), which distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes; provided that the determination of whether, when and how to proceed with the Distribution shall be entirely within the discretion of BGC; and

•	other agreements governing the relationship between BGC, Newmark and Cantor.

In connection with the Separation and the IPO, on December 13, 2017, the applicable parties entered into the following additional agreements:

•	an Amended and Restated Agreement of Limited Partnership of Newmark Holdings, dated as of December 13, 2017;

•	an Amended and Restated Agreement of Limited Partnership of Newmark OpCo, dated as of December 13, 2017, as amended;

•	a Second Amended and Restated Agreement of Limited Partnership of BGC U.S. OpCo, dated as of December 13, 2017;

•	a Second Amended and Restated Agreement of Limited Partnership of BGC Global OpCo, dated as of December 13, 2017;

•	a Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor, BGC and Newmark;

•	a Transition Services Agreement, dated as of December 13, 2017, by and between BGC and Newmark;

•	a Tax Matters Agreement, dated as of December 13,2017, by and among BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings and Newmark OpCo;

•	an Amended and Restated Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor and BGC;

•	an Exchange Agreement, dated as of December 13, 2017, by and among Cantor, BGC and Newmark;

•	an Administrative Services Agreement, dated as of December 13, 2017, by and between Cantor and Newmark; and

•	a Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor and Newmark.

Newmark is a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiaries. Virtually all of Newmark’s consolidated net assets and net income are those of consolidated variable interest entities. Newmark Holdings, ‘L.P. (“Newmark Holdings”) is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark Partners, L.P. (“Newmark. OpCo), the operating partnership.

Immediately prior to the separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of Newmark Class A common stock). Currently, the exchange ratio equals one, so that each Newmark Holdings limited partnership interest is exchangeable for one Newmark Class A common stock, however, the exchange ratio is subject to adjustment. For example, for reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes.

On December 19, 2017, Newmark Group, Inc. (“Newmark”) closed its initial public offering (“IPO”) of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share. A registration statement relating to these securities was filed with, and declared effective by, the U.S. Securities and Exchange

Commission. In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark’s Class A common stock at the IPO price, less underwriting discounts and commissions (“the overallotment option”). Subsequent to the IPO, the underwriters exercised this option in full. Upon the closing of the overallotment option, which occurred on December 26, 2017, Newmark’s public stockholders owned approximately 9.8% of Newmark’s 234.2 million fully diluted shares outstanding. Newmark received aggregate net proceeds of $295.4 million from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses.

Accordingly, our financial results reflect the agreements discussed above related to the IPO.

BGC currently expects to pursue a Distribution (or “spin-off”) to its common stockholders of all the Class A shares and Class B shares of Newmark common stock that it then owns in a manner intended to qualify as generally tax-free for U.S. federal income tax purposes. The Newmark common shares owned by BGC are subject to a 180-day “lock-up” restriction contained in the underwriting agreement for the Newmark IPO. The Distribution is subject to a number of conditions, and BGC may determine not to proceed with the Distribution if the BGC board of directors determines, in its sole discretion, that the Distribution is not in the best interest of the Company and its stockholders. Accordingly, the Distribution may not occur on the expected timeframe, or at all.

Nasdaq Transaction

On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq. The total consideration received in the transaction included an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The earn-out was excluded from the initial gain on the divestiture and is recognized in income as it is realized and earned when these contingent events have occurred, consistent with the accounting guidance for gain contingencies (the “Nasdaq Earn-out”). The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. Any Nasdaq shares that were received by BGC prior to September 28, 2017 were not transferred to Newmark.

In connection with this earn-out, Newmark received 992,247 shares during the year ended December 31, 2017. Newmark will receive a remaining earn-out of up to 9,922,470 shares of Nasdaq common stock ratably over the next approximately 10 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. In November of 2017, Newmark sold 242,247 shares of the 992,247 Nasdaq shares received.

Growth Drivers

The key drivers of revenue growth for U.S. commercial real estate services companies include the overall health of the U.S. economy, the institutional ownership of commercial real estate as an investible asset class and the ability to attract and retain talent. In addition, in our capital markets business growth is driven by the availability of credit to purchasers of and investors in commercial real estate. In our multifamily business, delayed marriages, an aging population and immigration to the U.S. are increasing a pressing need for new apartments, with an estimated 4.6 million needed by 2030, according to a recent study commissioned by the NMHC and the NAA. This should continue to drive investment sales, GSE multifamily lending and other mortgage brokerage and growth in our servicing portfolio for the foreseeable future. Berkeley Point’s origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency. As of December 31, 2017, the industry-wide caps are set at $70 billion, excluding loans exempt from the caps, such as loans in the affordable and underserved market segments, or that finance water and energy efficiency improvements. These excluded categories can make up a significant portion of the overall market. For example, in 2017, more than half of the loan production reported by Fannie Mae and Freddie Mac was excluded from the FHFA lending caps.

Economic Growth in the United States

The U.S. economy expanded by 2.3% during 2017, according to preliminary figures from the U.S. Department of Commerce. This growth compares with an increase of 1.5% during 2016. The consensus is for

U.S. GDP to expand by 2.6% in 2018 and 2.2% in 2019, according to a Bloomberg survey of economists. This moderate pace of growth should help keep interest rates and inflation low by historical standards.

The Bureau of Labor Statistics preliminarily reported that employers added a monthly average of 181,000 net new payroll jobs during 2017, which was below the prior year period’s 195,000. U.S. employers added 160,000 jobs in December of 2017, versus the full-year, seasonally adjusted average of 181,000 per month.

The 10-year Treasury yield ended 2017 at 2.41%, down 3 basis points from the year-earlier date. In addition, 10-year Treasury yields have remained well below their 50-year average of approximately 6.32%, in large part due to market expectations that the Federal Open Market Committee (“FOMC”) will only moderately raise the federal funds rate over the next few years. Interest rates are also relatively low due to even lower or negative benchmark government interest rates in much of the rest of the developed world, which makes U.S. government bonds relatively more attractive.

The combination of moderate economic growth and low interest rates that has been in place since the recession ended has been a powerful stimulus for commercial real estate, delivering steady absorption of space and strong investor demand for the yields available through both direct ownership of assets and publicly traded funds. Steady economic growth and low interest rates have helped push vacancy rates down for the office, apartment, retail and industrial markets over the current economic expansion, now in its ninth year. Construction activity, though it is ramping up, remains low compared with prior expansion cycles and low relative to demand and absorption, which means that property leasing markets continue to tighten. Overall, demand for commercial real estate remains strong. While the vast majority of new supply is going to just the top 10-15 markets, there is healthy demand among investors for well-positioned suburban value add assets in secondary and tertiary markets, according to NKF Research. Asking rental rates posted moderate gains across all property types during 2017.

The following key trends drove the commercial real estate market during 2017:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate space across all major sectors;

•	Technology, professional and business services and healthcare continued to power demand for office space, although technology occupiers have turned more cautious

•	Oil prices rose sharply in 2017, but Houston and other energy-focused office markets continued to deal with excess vacancies and generous lease concessions.

•	E-commerce and supply-chain optimization pushed 2017 industrial absorption to 31 consecutive quarters of positive net absorption, creating tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from sustained job growth, and underlying demographic trends towards urban living among two key age groups: millennials and baby boomers; and

•	Continued corporate employment growth, combined with increased leisure travel, generated demand for hotel room-nights.

The recently enacted U.S. tax cuts could have a mixed outcome on commercial real estate as economic growth could result in additional leasing activity, while rising inflation and interest rates, a byproduct of faster growth, could negatively impact market activity.

Market Statistics

Although overall industry metrics are not necessarily correlated to our revenues, they do provide some indication of the general direction of the business. The U.S commercial property market continues to display strength as commercial property prices continue to rise, per CoStar. According to RCA, U.S. commercial real estate sales volumes decreased year-over-year for the second time since 2009. U.S. commercial real estate activity was impacted during the year largely due to political uncertainty at the beginning of the year and fluctuations in interest rates. However, spreads of institutional-grade U.S. commercial real estate capitalization rates over 10-year U.S. Treasuries were above their long-term average at approximately 340 basis points at the conclusion of 2017, well above the pre-recession low of 165 basis points. If the U.S. economy expands at the moderate pace envisioned by many economists, we would expect this to fuel the continued demand for commercial real estate. The spread between local 10-year benchmark government bonds and U.S. cap rates was even wider with respect to major countries including Japan, Canada, Germany, the U.K. and France during 2017. This should continue to make U.S. commercial real estate a relatively attractive investment for non-U.S. investors.

According to RCA, average prices for commercial real estate were up by 7.1% year-over-year for the year ended December 31, 2017. During the year, the dollar volume of significant property sales totaled approximately $464 billion in the U.S., down by 7% from the year ago period according to RCA. According to a February 2018 MBA forecast, which included updated backwards looking numbers for 2017, originations of commercial/multifamily loans of all types were estimated to be up by approximately 15% year-over-year in terms of dollar volume for the year ended December 31, 2017, while Freddie Mac estimates that multifamily mortgage originations increased 8% to 9% for the same time period. In comparison, our real estate capital markets businesses, which includes investment sales and commercial mortgage brokerage, increased its revenues by 18.5% year-over-year, primarily due to organic growth. Our GSE loan origination volume increased by 16.4%, while our revenues from mortgage banking activities increased by 6.5%.

According to NKF Research, the combined average vacancy rate for office, industrial, and retail properties ended the year at 8.2%, down from 8.3% a year earlier, only a modest 10 basis point drop over the past 12 months. Rents for all property types in the U.S. continued to improve slightly across all 3 sectors. NKF Research estimates that overall U.S. leasing activity in 2017 slowed down from a year ago, as the expansion has decelerated in recent quarters following consistent growth since the start of the current cycle. In comparison, revenues from our leasing and other services business increased by 20.1%.

Regulatory Environment

See “Regulation” in Part I, Item 1 of this Annual Report on Form 10-K for information related to our regulatory environment.

Liquidity

See “Financial Position, Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.

Hiring and Acquisitions

Key drivers of our revenue are producer headcount and average revenue per producer. We believe that our strong technology platform and unique partnership structure have enabled us to use both acquisitions and recruiting to profitably increase our front-office revenue per producer.

We have invested significantly to capitalize on the current business environment through acquisitions, technology spending and the hiring of new brokers, salespeople, managers and other front-office personnel. The business climate for these acquisitions has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have been able to attract businesses and brokers, salespeople, managers and other front-office personnel to our platform as we believe they recognize that we have the scale, technology, experience and expertise to succeed in the current business environment. See “Business—Our History” for a description of our acquisitions since 2012.

As of December 31, 2017, our producer headcount was approximately 1,550 brokers and salespeople. For the year ended December 31, 2017, average revenue generated per producer increased by 14% for the same period from a year ago to approximately $806,000. This growth can be attributed to the ramp up of brokers we hired over the past year as well as growth in our GSE lending business.

Since 2015, our acquisitions have included Berkeley Point, a controlling interest in a commercial real estate due diligence joint venture, several companies which were affiliated under the Apartment Realty Advisors brand, Computerized Facility Integration, LLC (which we refer to as “CFI”), Excess Space, and several local and regional brokerage, property management and project management companies, including Newmark Grubb Mexico City, our first international acquisition.

On September 8, 2017, we completed our acquisition of Berkeley Point. Berkeley Point is principally engaged in the origination, funding, sale and servicing of multifamily and commercial mortgage loans.

Financial Overview

Revenues

We derive revenues from the following four sources:

•	Leasing and Other Commissions. We offer a diverse range of commercial real estate brokerage and advisory services, including tenant and agency representation, which includes comprehensive lease negotiations, strategic planning, site selection, lease auditing, appraisal services and other financial and market analysis.

•	Capital Markets. Our real estate capital markets business specializes in the arrangement of acquisitions and dispositions of commercial properties, as well as providing other financial services, including the arrangement of debt and equity financing, and loan sale advisory.

•	Gains from Mortgage Banking Activities, Net. Gains from mortgage banking activities are derived from the origination of loans with borrowers and the sale of those loans to investors.

•	Management Services, Servicing Fees and Other. We provide commercial services to tenants and landlords in several key U.S. markets. In this business, we provide property and facilities management services along with project management and other consulting services, as well as technology, to customers who may also utilize our commercial real estate brokerage services. Servicing fees are derived from the servicing of loans originated by us as well as loans originated by third parties.

Fees are generally earned when a lease is signed and/or the tenant takes occupancy of the space in leasing. In many cases, landlords are responsible for paying the fees. In capital markets, fees are earned and recognized when the sale of a property closes and title passes from seller to buyer for investment sales and when debt or equity is funded to a vehicle for debt and equity transactions. Gains from mortgage banking activities, net are recognized when a derivative asset is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Gains from mortgage banking activities, net are recognized net of related fees and commissions to affiliates or third-party brokers. For loans we broker, revenues are recognized when the loan is closed. Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow GAAP, which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for Leasing and Capital Markets transactions. See Note 3—“Summary of Significant Accounting Policies” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a more detailed discussion.

Expenses

Compensation and Employee Benefits

The majority of our operating costs consist of cash and non-cash compensation expenses, which include base salaries, broker and producer commissions based on production, discretionary and other bonuses and all related employee benefits and taxes. Our employees consist of brokers and other commissioned producers, executives and other administrative support. Our brokers and other producers are compensated based on the revenue they generate for the firm, keeping these costs variable in nature.

As part of our compensation plans, certain employees have been granted limited partnership units in BGC Holdings and Newmark Holdings, which generally receive quarterly allocations of net income, that are cash distributed on a quarterly basis and that are generally contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance (which we refer to as “GAAP guidance”), the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units” in our consolidated statements of operations.

Certain of these limited partnership units entitle the holders to receive post-termination payments. These limited partnership units are accounted for as post-termination liability awards under GAAP guidance, which requires that we record an expense for such awards based on the change in value at each reporting period and include the expense in our consolidated statements of operations as part of “Compensation and employee benefits.” The liability for limited partnership units with a post-termination payout amount is included in “Accrued compensation” on our consolidated balance sheets.

Certain limited partnership units in BGC Holdings and Newmark Holdings are granted exchangeability into BGC Partners’ and Newmark Partners’ Class A common stock on a one-for-one basis, respectively (subject to adjustments and other requirements as set forth in the BGC Holdings and Newmark Holdings respective limited partnership agreements). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grant of exchangeability to limited partnership units” in our consolidated statements of operations.

We have also awarded preferred partnership units in BGC Holdings and Newmark Holdings. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation, which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units in BGC Holdings and Newmark Holdings, respectively. The quarterly allocations of net income on these preferred partnership units are also reflected in compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units” in our consolidated statements of operations.

We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans, which may be either wholly or in part repaid from the distribution earnings that the individual receives on their limited partnership interests in BGC Holdings and Newmark Holdings or may be forgiven over a period of time. The repayment of these loans is derived from a cash flow source already accounted for through partnership distributions at BGC Partners and Newmark Partners. The forgivable portion of these loans is recognized as compensation expense over the life of the loan.

From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. See Note 27—“Compensation,”, and Note 28—“Commitment and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Other Operating Expenses

We have various other operating expenses. We incur leasing, equipment and maintenance expenses. We also incur selling and promotion expenses, which include entertainment, marketing and travel-related expenses. We incur communication expenses, professional and consulting fees for legal, audit and other special projects, and interest expense related to short-term operational funding needs, and notes payable and collateralized borrowings.

We pay fees to BGC Partners and Cantor for performing certain administrative and other support, including charges for occupancy of office space, utilization of fixed assets and accounting, operations, human resources, legal services and technology infrastructure support. Management believes that these charges are a reasonable reflection of the utilization of services rendered. However, the expenses for these services are not necessarily indicative of the expenses that would have been incurred if we had not obtained these services from BGC Partners or Cantor. In addition, these charges may not reflect the costs of services we may receive from BGC Partners or Cantor in the future.

Other Income (Losses), Net

Other Income

Other income is comprised of the gains associated with the earn-out shares related to the Nasdaq transaction and the movements related to the mark-to-market and/or hedges on marketable securities that are classified as trading securities. Additionally, other income included gains (losses) on equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control.

Provision for Income Taxes

We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (which we refer to as “UBT”) in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (see Note 2 – Limited Partnership Interest in Newmark Holdings) rather than the partnership entity.

Financial Highlights

For the year ended December 31, 2017, Newmark’s total revenues increased by 18.3% as compared to the year ended December 31, 2016. This improvement was led by an almost entirely organic 20.1% increase in leasing and other commissions, 18.5% increase in revenues from capital markets brokerage, 6.5% increase in gains from mortgage banking activities, net and a 22.3% increase in management services, servicing fees and other. We believe that we gained significant market share in capital markets as we outpaced relevant industry metrics. Our growth has outpaced the overall market as we continue to hire high quality brokers, strategically acquire local and regional firms and enhance our cross-selling capabilities across business lines as prior acquisitions and hires become more acclimated to the platform.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2017		2016		2015
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$616,980	38.7%	$513,812	38.1%	$539,725	45.0%
Capital markets	397,736	24.9	335,607	24.9	267,206	22.3
Gains from mortgage banking activities, net	206,000	12.9	193,387	14.3	115,304	9.6
Management services, servicing fees and other	375,734	23.5	307,177	22.7	278,012	23.1

Total Revenues	1,596,450	100.0	1,349,983	100.0	1,200,247	100.0
Expenses:
Compensation and employee benefits	1,020,183	63.9	849,975	63.0	816,268	68.0
Allocations of net income and grant of exchangeability to limited partnership units	114,657	7.2	72,318	5.4	142,195	11.8

Total compensation and employee benefits	1,134,840	71.1	922,293	68.4	958,463	79.8
Operating, administrative and other	219,163	13.7	185,344	13.7	162,316	13.5
Fees to related parties	20,771	1.3	18,010	1.3	18,471	1.5
Depreciation and amortization	95,815	6.0	72,197	5.4	71,774	6.0

Total operating expenses	1,470,589	92.1	1,197,844	88.7	1,211,024	100.8
Other income (losses), net:
Other income (loss)	73,927	4.6	15,279	1.1	(460)	(0.0)

Total other income (losses), net	73,927	4.6	15,279	1.1	(460)	(0.0)
Income (loss) from operations	199,788	12.5	167,418	12.4	(11,237)	(0.8)
Interest income, net	2,786	0.2	3,787	0.3	1,867	0.2

Income (loss) before income taxes and noncontrolling interests	202,574	12.7	171,205	12.7	(9,370)	(0.6)
Provision (benefit) for income taxes	57,478	3.6	3,993	0.3	(6,644)	(0.6)

Consolidated net income (loss)	145,096	9.1	167,212	12.4	(2,726)	(0.0)
Less: Net income (loss) attributable to noncontrolling interests	604	0.0	(1,189)	(0.1)	77	0.0

Net income (loss) available to common stockholders	$144,492	9.1	$168,401	12.5	$(2,803)	(0.0)

Year ended December 31, 2017 compared to the year ended December 31, 2016

Revenues

Leasing and Other Commissions

Leasing and other commission revenues increased by $103.2 million, or 20.1%, to $617.0 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was due to organic growth.

Capital Markets

Capital markets revenue increased by $62.1 million, or 18.5%, to $397.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was driven by a 23.7% increase in investment sales volume and an 84.9% increase in mortgage brokerage volume.

Gains from Mortgage Banking Activities, Net

Gains from mortgage banking activities, net increased by $12.6 million, or 6.5%, to $206.0 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase was driven by a 16.4% increase in GSE lending to $8.9 billion as compared to $7.6 billion in the prior annual period.

A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to originated mortgage servicing rights (which we refer to as “OMSRs”). We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the year ended December 31, 2017 and 2016, we recognized $121.0 million and $124.4 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other

Management services, servicing fees and other revenue increased $68.6 million, or 22.3%, to $375.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. $22.8 million of the increase is related to servicing fees as the servicing fees revenues, while $9.4 million is related to interest income related to interest income on loans held for sale and $9.4 million related to the appraisal business. The remainder of the increase is due to management services of which acquisitions contributed to approximately half of the growth.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $170.2 million, or 20.0%, to $1,020.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The main drivers of this increase were $123.5 million of additional payments directly related to the increase in revenues, and the remainder related to acquisitions and new hires.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units

The Allocations of net income and grant of exchangeability to limited partnership units increased by $42.3 million, or 58.5%, to $114.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily driven by an increase of $43.9 million in exchangeability charges.

Operating, Administrative and Other

Operating, administrative and other expenses increased $33.8 million, or 18.2%, to $219.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily driven by a $8.3 million increase in interest expense on Berkeley Point’s warehouse line due to increased loan origination, and a $6.7 million increase in bad debt allowance. Additionally, we incurred $2.8 million of expenses associated with our IPO. The remainder is due to increases in selling and promotional and other expenses associated with acquisitions and new hires.

Fees to Related Parties

Fees to related parties increased by $2.8 million, or 15.3%, to $20.8 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. Fees to related parties are allocations paid to BGC Partners and Cantor for administrative and support services.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2017 increased by $23.6 million, or 32.7%, to $95.8 million as compared to the year ended December 31, 2016. This increase is due to a $14.4 million increase in mortgage servicing rights amortization and the remainder is primarily due to leasehold improvements placed in service due to the continued expansion of our business. Additionally, in the year ended December 31, 2017, we recorded a $6.3 million impairment of a trade name.

Because the Company recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes mortgage servicing rights (which we refer to as “MSRs”) in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the year ended December 31, 2017 and 2016, our expenses included $72.5 million and $58.1 million of MSR amortization, respectively.

Other Income (Losses), Net

Other income of $73.9 million in the year ended December 31, 2017 is primarily related to the recognition of income from the receipt of Nasdaq shares of $76.3 million, plus earnings from the Real Estate LP of $1.6 million. Other income in the year ended December 31, 2016 primarily relates to an adjustment of future earn-out payments that will no longer be required.

Interest Income, Net

Interest income, net is primarily related to interest income on employee loans.

Provision (Benefit) for Income Taxes

Provision for income taxes increased by $53.5 million, or 1,339.6%, to $57.5 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily driven by the effect of the remeasurement of deferred tax assets and liabilities as a result of the enactment of the Tax Cut and Jobs Act as well as the mix of allocable revenues among legal entities as a corporation versus flow through. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. The Tax Act is expected to have a favorable impact on the Company’s effective tax rate and net income as reported under generally accepted accounting principles both in the first fiscal quarter of 2018 and subsequent reporting periods to which the Tax Act is effective.

Net income (loss) attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $0.6 million for the year ended December 31, 2017 due to the allocation of income to minority partners.

Year ended December 31, 2016 compared to the year ended December 31, 2015

Revenues

Leasing and Other Commissions

Leasing and other commission revenues decreased by $25.9 million, or 4.8%, to $513.8 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The decrease resulted from a slow-down in leasing activity in the markets we serve.

Capital Markets

Capital markets revenue increased by $68.4 million, or 25.6%, to $335.6 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase was driven by our efforts in hiring talented real estate professionals, and the continued strength of the multifamily investment sales and debt markets.

Gains from Mortgage Banking Activities, Net

Gains from mortgage banking activities, net increased by $78.1 million, or 67.7%, to $193.4 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase was driven by an increase in GSE lending to $7.6 billion as compared to $4.8 billion in the prior year period. In 2016 and 2015, we recognized $124.4 million and $68.0 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other

Management services, servicing fees and other revenue increased $29.2 million, or 10.5%, to $307.2 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. $20.6 million of the increase was due to servicing fees as the servicing portfolio grew from $50.1 billion to $55.7 billion at the end of 2016. The remainder of the increase is due to management services resulting from acquisitions.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $33.7 million, or 4.1%, to $850.0 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The main drivers of this increase were $31.5 million of additional payments directly related to the increase in revenues, and the remainder related to acquisitions and new hires.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units

The Allocations of net income and grant of exchangeability to limited partnership units decreased by $69.9 million, or 49.1%, to $72.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This decrease was primarily driven by a decrease of $83.7 million in exchangeability charges offset by a $13.8 million increase in allocations of net income to limited partnership units during the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Operating, Administrative and Other

Operating, administrative and other expenses increased $23.0 million, or 14.2%, to $185.3 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily driven by a $4.1 million increase in interest expense on Berkeley Point’s warehouse line due to increased loan origination, and increases in occupancy, selling and promotional and other expenses associated with acquisitions and new hires.

Fees to Related Parties

Fees to related parties decreased by $0.5 million, or 2.5%, to $18.0 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. Fees to related parties are allocations paid to BGC Partners and Cantor for administrative and support services.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2016 increased by $0.4 million, or 0.6%, to $72.2 million as compared to the year ended December 31, 2015. This increase was primarily driven by an increase in mortgage servicing rights amortization of $3.6 million, offset by a decrease in the amortization of intangible assets for the ARA and Cornish & Carey acquisitions. In 2016 and 2015, our expenses included $58.1 million and $54.5 million of MSR amortization, respectively.

Other Income (Losses), Net

Other income of $15.3 million in the year ended December 31, 2016 primarily relates to an adjustment of future earn-out payments that will no longer be required.

Interest Income, Net

Interest income, net is primarily related to interest income on employee loans.

Provision (Benefit) for Income Taxes

Provision for income taxes increased by $10.6 million, or 160.0%, to $4.0 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily driven by an increase in pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $1.2 million for the year ended December 31, 2016 due to the allocation of losses to minority partners.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth our unaudited quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

	December 31, 2017	September 30, 2017[1,2]	June 30, 2017[1]	March 31, 2017[1]	December 31, 2016[1]	September 30, 2016[1]	June 30, 2016[1]	March 31, 2016[1]
Revenues:
Commissions	$312,992	$256,918	$239,848	$204,958	$245,348	$230,204	$206,361	$167,506
Gains from mortgage banking activities	41,737	45,455	73,546	45,262	54,378	65,378	43,597	30,034
Management services, servicing fees and other	105,847	95,848	91,677	82,362	87,860	77,046	70,178	72,093

Total revenues	460,576	398,221	405,071	332,582	387,586	372,628	320,136	269,633
Expenses:
Compensation and employee benefits	295,577	270,943	238,518	215,145	231,910	239,690	203,432	174,943
Allocations of net income and grant of exchangeability to limited partnership units	61,940	18,217	23,851	10,649	32,315	16,568	10,484	12,951

Total compensation and employee benefits	357,517	289,160	262,369	225,794	264,225	256,258	213,916	187,894
Operating, administrative and other	60,064	52,313	59,404	47,382	53,115	44,546	44,092	43,590
Fees to related parties	6,531	5,355	4,167	4,718	2,348	5,821	4,770	5,071
Depreciation and amortization	24,438	29,922	23,218	18,237	13,841	20,918	17,090	20,348

Total operating expenses	448,550	376,750	349,158	296,131	333,529	327,543	279,868	256,903

Other income (losses), net:
Other income (loss)	(2,029)	77,264	(715)	(593)	(684)	17,849	(813)	(1,073)

Total other income (losses), net	(2,029)	77,264	(715)	(593)	(684)	17,849	(813)	(1,073)

Income (loss) from operations	9,997	98,735	55,198	35,858	53,373	62,934	39,455	11,657
Interest Income (Expense), net	(1,453)	1,724	1,381	1,134	1,021	1,009	1,010	746

Income before income taxes and noncontrolling interests	8,544	100,459	56,579	36,992	54,394	63,943	40,465	12,403
Provision for income taxes	54,082	1,989	1,422	(15)	2,010	1,125	324	534

Consolidated net income (loss)	(45,538)	98,470	55,157	37,007	52,384	62,818	40,141	11,869
Less: Net income (loss) attributable to noncontrolling interest	633	(337)	12	296	(69)	(556)	(190)	(374)

Net income (loss) available to common stockholders	$(46,171)	$98,807	$55,145	$36,711	$52,453	$63,374	$40,331	$12,243

[1]	Financial results have been retrospectively adjusted to include the financial results of Berkeley Point. See “Berkeley Point Acquisition and Related Transactions” herein for a summary of the impact on Newmark’s Quarterly and Annual Results of Operations.
[2]	Amounts include the gains related to the earn-out associated with the Nasdaq transaction recorded in Other income (loss).

Financial Position, Liquidity and Capital Resources

Overview

Historically, the primary source of liquidity for our business was the cash flow provided by our operations. Prior to our IPO, our cash was transferred to BGC Partners to support its overall cash management strategy. Transfers of cash to and from BGC Partners’ cash management system have been reflected in related party receivables and payables in the historical consolidated balance sheets and in payments to and borrowings from related parties in the financing section of the consolidated statements of cash flows. Cash and equity issued for acquisitions have been reflected in BGC Partners’ net investment in the historical consolidated balance sheets and statement of changes in invested equity.

Following the completion of our IPO, we maintain separate cash management and financing functions for operations. Additionally, our capital structure, long-term commitments and sources of liquidity will change significantly from our historical capital structure, long-term commitments and sources of liquidity.

In connection with the separation, we assumed from BGC Partners the Term Loan and the Converted Term Loan. Newmark OpCo also assumed from BGC U.S. the BGC Notes. We contributed all of the net proceeds of the IPO to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by us in the IPO. Newmark OpCo used all of such net proceeds to partially repay intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. and will be assumed by Newmark OpCo in connection with the separation). We used all of such repayment from Newmark OpCo to partially repay the Term Loan. The Term Loan has an outstanding principal amount of $270.7 million, plus accrued but unpaid interest thereon, with an interest rate calculated based on one-month LIBOR plus 2.75%, subject to adjustment, which was approximately 4.21% per annum as of December 31, 2017. The Term Loan will mature on September 8, 2019. Following the IPO, in the event that any member of the Newmark group receives net proceeds from the incurrence of indebtedness for borrowed money or an equity issuance (in each case subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which in turn we will use to repay the remaining amount outstanding on the Term Loan), and thereafter, to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Converted Term Loan (which in turn we will use to repay the Converted Term Loan). Subsequent to December 31, 2017, the Term Loan was repaid in full, see Note 29—“Subsequent Events” for additional information. Following the repayment of the Term Loan and the remaining amount outstanding on the Converted Term Loan, in the event that any member of the Newmark Group receives net proceeds from the incurrence of indebtedness for borrowed money (subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the BGC Notes. In addition, we will be obligated to repay any remaining amounts under the BGC Notes prior to the distribution. We intend to replace the financing provided by the Term Loan, Converted Term Loan and BGC Notes that remain outstanding with new senior term loans (which may be secured or unsecured), new senior unsecured notes, other long- or short-term financing or a combination thereof.

We believe that our available cash and cash flows expected to be generated from operations will be adequate to satisfy our current and planned operations for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of sales growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities (including the Intercompany Credit Agreement with BGC) are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing.

Balance Sheet

Total assets at December 31, 2017 and December 31, 2016 were $2,273.0 million and $2,534.7 million, respectively. Total liabilities at December 31, 2017 and December 31, 2016 were $2,029.6 million and

$1,550.9 million, respectively. Total liabilities increased $478.7 million, as compared to December 31, 2016 due to an increase in the Company’s debt, which was assumed as part of the Separation related to the IPO. See “Assumption and Repayment of Indebtedness” in ITEM 1.

Liquidity

Prior to December 13, 2017, the date of the Separation, BGC Partners funded our growth through contributing acquired companies and related party payables. The related party payables are net of related party receivables which were generated from our earnings as BGC Partners sweeps our excess cash to manage treasury centrally. Additionally, prior to its acquisition by BGC, Berkeley Point and its parent company, Cantor Commercial Real Estate Company, L.P. (which we refer to as “CCRE”), loaned money to each other. In connection with the Separation and IPO, Newmark settled its intercompany payable to BGC. Subsequent to the IPO, Newmark borrowed $40.0 million under the credit facility between BGC and Newmark, which is reflected as current portion of payables to related parties on the December 31, 2017 balance sheet. The total net payable to related parties at December 31, 2017 was $34.2 million as compared to a net payable at December 31, 2016 of $780.3 million. The net payable at December 31, 2016 includes $750.4 million of net borrowings from CCRE related to loans held for sale. These amounts were repaid during the year ended December 31, 2017 and loans held for sale were financed from the warehouse notes payable, net at December 31, 2017. Fees to related parties and allocations of net income and grant of exchangeability to limited partnership units that are charged by BGC Partners and Cantor to Newmark are reflected as cash flows from operating activities in the consolidated Statement of Cash Flows for each period presented. From January 1, 2015 through December 31, 2017, these fees and charges totaled $386.4 million. Additionally, prior to acquisition by BGC, Berkeley Point loaned excess cash to CCRE to fund CCRE’s lending business. These amounts are presented as investing activities on the statement of cash flows for all periods presented. All other amounts sent to or from BGC Partners are reflected as cash flows from financing activities in the consolidated Statement of Cash Flows for each period presented.

For the year ended December 31, 2017, net cash provided by operating activities was $852.2 million and for the year ended December 31, 2016, net cash used in operating activities was $646.3 million. Cash flows from operating activities included $89.4 million and $45.6 million of cash paid to BGC Partners related to grant of exchangeability to limited partnership units, respectively. As of our IPO, these charges will become non-cash in nature to the extent they relate to limited partnership units in Newmark, and therefore will be excluded from cash outflows from operating activities. We expect to generate cash flows from operations to fund our business operations and growth strategy to meet our short-term liquidity requirements, which we define as the next 12 months. We also expect that proceeds from this offering and new debt financing, combined with cash flows from operations, will be sufficient to fund our operations, growth strategy and dividends and distributions to meet our long-term liquidity requirements.

Prior to the separation, we received the rights to approximately 10.9 million Nasdaq shares, of which 0.9 million were received in 2017 and the remainder will be received over the remaining 10 year period beginning in 2018. The shares not yet received were valued at approximately $762.2 million based on the closing share price of Nasdaq on December 29, 2017 (the last day of trading for the year). The value of the Nasdaq payment yet to be received is not reflected in our liquidity position or on our balance sheet. The receipt of the Nasdaq payment will be reflected in our earnings and is expected to result in increases in our liquidity.

On September 8, 2017, BGC completed the acquisition of Berkeley Point (the “Berkeley Point Acquisition”), a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans, including those it originates. BGC acquired all of the outstanding membership interests of Berkeley Point Financial LLC for an acquisition price of $875 million, with $3.2 million of the acquisition price paid with 247,099 partnership units in BGC Holdings, L.P., pursuant to a Transaction Agreement, dated as of July 17, 2017, with Cantor and certain Cantor’s affiliates, including CCRE and Cantor Commercial Real Estate Sponsor, L.P., the general partner of CCRE. In accordance with this Transaction Agreement, Berkeley Point made a distribution of $89.l million to CCRE related to the Berkeley Point Acquisition, for the amount that Berkeley Point’s net assets, inclusive of certain fair value adjustments, exceeded $508.6 million. Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, the Company invested $100 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. The Company’s investment is accounted for under the equity method. Berkeley Point and Real Estate LP are part of Newmark Knight Frank, the Company’s Real Estate Services segment. In connection with these aforementioned transactions, BGC entered into a $400 million two-year unsecured senior revolving credit facility and a $575 million unsecured senior term loan maturing on the second anniversary of the Berkeley Point acquisition closing date.

On October 23, 2017, Newmark Group, Inc. filed a registration statement on Form S-1 with the SEC relating to the IPO of the Class A common stock. Following some period after the offering; BGC may, subject to market and other conditions, distribute the shares that BGC holds of Newmark Group, Inc. pro rata to BGC’s stockholders in a manner intended to qualify as tax-free for U.S. federal income tax purposes. On December 19, 2017, BGC Partners, Inc. and Newmark Group, Inc. announced the closing of the offering of 20 million shares of Newmark’s Class “A” common stock to the public at a price of $14.00 per share less underwriting discounts and commissions. On December 26, 2017, BGC Partners, Inc. and Newmark Group, Inc. announced that the underwriters of Newmark’s initial public offering exercised in full their overallotment option to purchase an additional 3 million shares of Newmark’s Class “A” common stock at the initial public offering price of $14.00 per share less underwriting discounts and commissions. As a result, Newmark has received aggregate net proceeds of $295.4 million from the initial public offering after deducting underwriting discounts and commissions and estimated offering expenses. The proceeds of the Newmark initial public offering were used to repay $304.3 million of the Term Loan.

In connection with the Nasdaq transaction, Newmark received 992,247 shares during the year ended December 31, 2017. Newmark will receive a remaining earn-out of up to 9,922,470 shares of Nasdaq common stock ratably over the next approximately 10 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. As a result of the earn-out, we expect to receive approximately $829.7 million in additional Nasdaq stock over time (stock value based on March 19, 2018 closing price), which is not reflected in our balance sheet.

As of December 31, 2017, our liquidity, which we define as cash and cash equivalents, and marketable securities, less securities loaned, was approximately $121.0 million. This does not include the approximately $829.7 million in additional Nasdaq stock (stock value based on the March 19, 2018 closing price) that we expect to receive over time. We expect to use our considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of Newmark, all while maintaining or improving our investment grade rating.

Term Loan and Converted Term Loan

In connection with the Berkeley Point Acquisition and BGC Partners’ investment in Real Estate LP, on September 8, 2017, BGC Partners entered into an unsecured senior term loan credit agreement (which we refer to as the “Term Loan Credit Agreement”) with Bank of America, N.A., as administrative agent (which we refer to as the “Administrative Agent”), and a syndicate of lenders. The Term Loan Credit Agreement provides for a term loan of up to $575.0 million (which we refer to as the “Term Loan”), and as of December 31, 2017 $270.7 million remained outstanding under the Term Loan Credit Agreement. If there are any amounts outstanding under the Term Loan Facility as of December 31, 2017, the pricing shall increase by 50 basis points until the Term Loan Facility is paid in full and if there are any amounts outstanding under the Term Loan Facility as of June 30, 2018, the pricing shall increase by an additional 75 basis points (125 basis points in the aggregate) until the Term Loan Facility is paid in full. From and after the repayment in full of the Term Loan Facility, the pricing shall return to the levels previously described. In connection with the Term Loan, BGC Partners lent the proceeds of the Term Loan to BGC U.S., and BGC U.S. issued a promissory note with an aggregate principal amount of $575.0 million to BGC Partners (which we refer to as the “Intercompany Term Loan Note”). Pursuant to the terms of the Intercompany Term Loan Note, all of the rights and obligations of BGC Partners under the Intercompany Term Loan Note are the same as the rights and obligations of the lenders with respect to payment under the Term Loan, and all of the rights and obligations of BGC U.S. under the Intercompany Term Loan Note are the same as the rights and obligations of BGC Partners with respect to payment under the Term Loan. On November 22, 2017, we entered into an amendment to the Term Loan Credit Agreement (which we refer to as the “Term Loan Amendment”), pursuant to which, in connection with the separation and prior to the closing of this offering, we assumed the obligations of BGC Partners under the Term Loan. In connection with our assumption of BGC Partners’ rights and obligations under the Term Loan, BGC Partners assigned to us, and we assumed, all of BGC Partners’ rights and obligations under the Intercompany Term Loan Note and, pursuant to the separation, Newmark OpCo assumed all of BGC U.S.’s rights and obligations under the Intercompany Term Loan Note. Subsequent to December 31, 2017, the Term Loan was repaid in full, see Note 29—“Subsequent Events” for additional information.

Also in connection with the Berkeley Point Acquisition and BGC Partners’ investment in Real Estate LP, on September 8, 2017, BGC Partners entered into an unsecured senior revolving credit agreement (which we refer to as the “Revolving Credit Agreement”) with the Administrative Agent and a syndicate of lenders. The Revolving Credit Agreement provides for revolving loans of up to $400.0 million (which we refer to as the “Revolving Credit Facility”). As of December 31, 2017, there were $400.0 million of borrowings outstanding under the Revolving Credit Facility. If there are any amounts outstanding under the Term Loan Facility as of December 31, 2017, the pricing shall increase by 50 basis points until the Term Loan Facility is paid in full and if there are any amounts outstanding under the Term Loan Facility as of June 30, 2018, the pricing shall increase by an additional 75 basis points (125 basis points in the aggregate) until the Term Loan Facility is paid in full. From and after the repayment in full of the Term Loan Facility, the pricing shall return to the levels previously described. In connection with the $400.0 million borrowings, the proceeds of which BGC Partners lent to BGC U.S., BGC U.S. issued a promissory note with an aggregate principal amount of $400.0 million to BGC Partners (which we refer to as the “Intercompany Revolver Note”). Pursuant to the terms of the Intercompany Revolver Note, all of the rights and obligations of BGC Partners under the Intercompany Revolver Note are the same as the rights and obligations of the lenders with respect to payment under the Revolving Credit Facility, and all of the rights and obligations of BGC U.S. under the Intercompany Revolver Note are the same as the rights and obligations of BGC Partners with respect to payment under the Revolving Credit Facility. On November 22, 2017, we entered into an amendment to the Revolving Credit Agreement (which we refer to as the “Revolver Amendment”), pursuant to which the then outstanding borrowings of BGC Partners under the Revolving Credit Facility were converted into a term loan (which we refer to as the “Converted Term Loan”) and thereafter, in connection with the separation and prior to the closing of this offering, we assumed the obligations of BGC Partners as borrower under the Converted Term Loan. BGC Partners will remain the borrower under the Revolving Credit Facility for any future draws and, as long as there is any principal amount outstanding under the Converted Term Loan, we will guarantee the obligations of BGC Partners under the Revolving Credit Facility. In connection with our assumption of the Converted Term Loan, BGC Partners will assign to us, and we will assume, all of BGC Partners’ rights and obligations under the Intercompany Revolver Note and, pursuant to the separation, Newmark OpCo will assume all of BGC U.S.’s rights and obligations under the Intercompany Revolver Note.

Under the Term Loan Credit Agreement and Revolving Credit Agreement, each as amended, BGC Partners will guarantee our repayment obligations under the Term Loan and the Converted Term Loan, respectively. As long as the Converted Term Loan remains unpaid in any portion, we will guarantee any draws by BGC Partners under the Revolving Credit Facility. Once the Term Loan and the Converted Term Loan have been paid in full, we will no longer have obligations as a borrower or as a guarantor under either the Term Loan Credit Agreement or the Revolving Credit Agreement. Upon repayment, no portion of the Term Loan or the Converted Term Loan may be reborrowed by us.

Pursuant to the separation and distribution agreement, (a) Newmark Group, Inc. will indemnify, defend and hold harmless the members of the BGC Partners group and each of their respective directors, officers, general partners, managers and employees from and against any and all losses of such persons to the extent relating to, arising out of or resulting from payments made to satisfy any guarantee by a member of the BGC Partners group to a third person in respect of the Term Loan Credit Agreement or the Converted Term Loan and (b) BGC Partners will indemnify, defend and hold harmless the members of the Newmark group and each of their respective directors, officers, general partners, managers and employees from and against any and all losses of such persons to the extent relating to, arising out of or resulting from payments made to satisfy any guarantee by a member of the Newmark group to a third person in respect of borrowings under the Revolving Credit Agreement other than the Converted Term Loans. In addition, (a) Newmark OpCo will indemnify, defend and hold harmless the Cantor group, the BGC Partners group and the Newmark group (other than Newmark OpCo and its subsidiaries) and each of their respective directors, officers, general partners, managers and employees, from and against all liabilities to the extent relating to, arising out of or resulting from any guarantee for the benefit of any member of the Newmark group by any member of the BGC Partners group that survives following the separation and (b) BGC U.S. and BGC Global will indemnify, defend and hold harmless the Cantor group, the Newmark group and the BGC Partners Group (other than BGC U.S., BGC Global and their respective subsidiaries) and each of their respective directors, officers, general partners, managers and employees from and against all liabilities to the extent relating to, arising out of or resulting from any guarantee for the benefit of any member of the BGC Partners group by any member of the Newmark group that survives following the separation, including, in each case, any guarantee under the Term Loan Credit Agreement or the Revolving Credit Agreement.

Each of the Term Loan and the Converted Term Loan will mature on September 8, 2019. The outstanding amounts under the Term Loan and the Converted Term Loan will bear interest at a per annum rate equal to, at our option, either (a) LIBOR for interest periods of one, two, three or six months, as selected by us, or upon the consent of all applicable lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by us, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the Administrative Agent, and (iii) one-month LIBOR plus 1.0%, in each case plus an applicable margin. The applicable margin will initially be 2.25% with respect to LIBOR borrowings in (a) above and 1.25% with respect to base rate borrowings in (b) above. The applicable margin with respect to LIBOR borrowings in (a) above will range from 1.5% to 3.25% depending upon BGC Partners’ credit rating, and with respect to base rate borrowings in (b) above will range from 0.5% to 2.25% depending upon BGC Partners’ credit rating. In addition, (x) if there are any amounts outstanding under the Term Loan as of December 31, 2017, the pricing shall increase by 0.50% until the Term Loan is paid in full, and (y) if there are any amounts outstanding under the Term Loan as of June 30, 2018, the pricing shall increase by an additional 0.75% (and 1.25% in the aggregate) until the Term Loan is paid in full. From and after the repayment in full of the Term Loan, to the extent pricing has increased, the pricing for the Converted Term Loan will return to the levels described above, as applicable. On December 31, 2017, the interest rate on the Term Loan and the Converted Term Loan was one-month LIBOR plus 2.75%, which was approximately 4.21% per annum.

The Term Loan Credit Agreement and the Converted Term Loan Credit Agreement contain financial covenants with respect to BGC Partners’ minimum net worth, BGC Partners’ minimum net excess capital, and BGC Partners’ minimum interest coverage, as well as a maximum leverage ratio for BGC Partners and a maximum leverage ratio for us if we incur additional debt obligations which do not fall into certain exceptions. The Term Loan Credit Agreement and the Revolving Credit Agreement also contain certain other customary affirmative and negative covenants and events of default that apply to us.

Pursuant to the Term Loan Credit Agreement the Converted Term Loan Credit Agreement and the separation and distribution agreement, both the Term Loan and the Converted Term Loan are subject to a mandatory prepayment requirement by an amount equal to 100% of net cash proceeds of this offering and all other material debt and equity issuances (and certain asset sales), in each case subject to customary exceptions. We contributed all of the net proceeds of the IPO to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by us in this offering. Newmark OpCo used all of such net proceeds to partially repay intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. and will be assumed by Newmark OpCo in connection with the separation). We used all of such repayment from Newmark OpCo to partially repay the Term Loan. The Term Loan had an outstanding principal amount of approximately $270.7 million, plus accrued but unpaid interest thereon as of December 31, 2017. Subsequent to December 31, 2017, the Term Loan was repaid in full, see Note 29—“Subsequent Events” for additional information.

The Term Loan Credit Agreement and the Converted Term Loan Credit Agreement and the separation and distribution agreement also require us to apply net cash proceeds of material debt issuances after repayment in full of the Term Loan and Converted Term Loan (and subject to certain exceptions) to repay the BGC Notes.

The foregoing descriptions of the Term Loan Credit Agreement, the Term Loan Amendment, the Converted Term Loan Credit Agreement and the Revolver Amendment do not purport to be complete and are qualified in their entirety by reference to the actual terms of the Term Loan Credit Agreement, the Term Loan Amendment, the Converted Term Loan Credit Agreement and the Revolver Amendment, which are attached hereto as Exhibits 10.10, 10.11, 10.12 and 10.13, respectively, and are incorporated herein by reference.

Berkeley Point Warehouse Facilities

As of December 31, 2017, Berkeley Point had $950 million of committed loan funding available through three commercial banks and an uncommitted $325 million Fannie Mae loan repurchase facility. Consistent with industry practice, Berkeley Point’s existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing.

2042 Promissory Note

On June 26, 2012, BGC issued an aggregate of $112.5 million principal amount of its 8.125% Senior Notes due 2042 (the “8.125% BGC Senior Notes”). In connection with the issuance of the 8.125% BGC Senior Notes, BGC lent the proceeds of the 8.125% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of June 26, 2012, with an aggregate principal amount of $112.5 million payable to BGC (the “2042 Promissory Note”). In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note.

The foregoing description of the indenture governing the 8.125% BGC Senior Notes does not purport to be complete and is qualified in its entirety by reference to the full text of the Indenture, dated as of June 26, 2012, by and between BGC and U.S. Bank National Association, as trustee, and the First Supplemental Indenture, dated as of June 26, 2012, by and between BGC and U.S. Bank National Association, as trustee, which are attached hereto as Exhibits 10.14 and 10.15, respectively, and incorporated herein by reference. The foregoing description of the 2042 Promissory Note does not purport to be complete and is qualified in its entirety by reference to the full text of the 2042 Promissory Note, which is attached hereto as Exhibit 10.16 and incorporated herein by reference.

2019 Promissory Note

On December 9, 2014, BGC issued an aggregate of $300.0 million principal amount of its 5.375% Senior Notes due 2019 (the “5.375% BGC Senior Notes”). In connection with the issuance of the 5.375% BGC Senior Notes, BGC lent the proceeds of the 5.375% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014, with an aggregate principal amount of $300.0 million payable to BGC (the “2019 Promissory Note” and, together with the 2042 Promissory Note, the “BGC Notes”). In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note.

The foregoing description of the indenture governing the 5.375% BGC Senior Notes does not purport to be complete and is qualified in its entirety by reference to the full text of the Indenture, dated as of June 26, 2012, by and between BGC and U.S. Bank National Association, as trustee, and the Second Supplemental Indenture, dated as of December 9, 2014, between BGC and U.S. Bank National Association, as trustee, which are attached hereto as Exhibits 10.14 and 10.17, respectively, and are incorporated herein by reference. The foregoing description of the 2019 Promissory Note does not purport to be complete and is qualified in its entirety by reference to the full text of the 2019 Promissory Note, which is attached hereto as Exhibit 10.18 and incorporated herein by reference.

Intercompany Credit Agreement

In connection with the Separation on December 13, 2017, BGC entered into an unsecured senior credit agreement with Newmark (the “Intercompany Credit Agreement”), which was amended and restated on March 19, 2018. The Intercompany Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion.

The foregoing description of the Intercompany Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Intercompany Credit Agreement, which is attached hereto as Exhibit 10.28 and incorporated herein by reference.

On March 19, 2018, Newmark borrowed $150.0 million from BGC pursuant to the Intercompany Credit Agreement at a rate of LIBOR plus 3.25%, which may be adjusted based on the higher of BGC’s or Newmark’s short-term borrowing rate then in effect. Newmark intends to use these proceeds for a period of at least 3 months to supplement its restricted cash account pledged for the benefit of Fannie Mae. As of the date of this filing, Newmark’s total net borrowings under the Intercompany Credit Agreement are $205.0 million.

Cash Flows for the Year Ended December 31, 2017

For the year ended December 31, 2017, we generated $852.2 million of cash from operations. We had net income of $145.1 million, $705.1 million of adjustments to reconcile net income to net cash provided by operating activities, and $2.0 million of positive changes in operating assets and liabilities. $711.4 million of adjustments to reconcile net income to net cash provided by operating activities was related to loans held for sale. The positive change in operating assets and liabilities was driven by a $58.9 million increase in our accounts payable, accrued expenses and other liabilities, including accrued compensation, and a $36.1 increase in other assets, partially offset by a $92.9 million negative change in operating assets and liabilities as a result of an increase in outstanding receivables and employee loans and other receivables. We generated $0.4 million of cash provided by investing activities primarily related to proceeds from the sale of marketable securities, offset by purchases of fixed assets. We used $798.2 million of cash from financing activities primarily due to net payments to related parties of $746.9 million, $101.8 million of distribution of earnings to BGC and $89.1 million distribution related to Berkeley Point acquisition, offset by $57.6 million of proceeds from secured loans.

Cash Flows for the Year Ended December 31, 2016

For the year ended December 31, 2016, we used $646.3 million of cash from operations. We had net income of $167.2 million, $759.6 million of negative adjustments to reconcile net income to net cash provided by operating activities, and $53.9 million of negative changes in operating assets and liabilities. $714.3 million of the negative adjustments to reconcile net income to net cash provided by operating activities was related to loans held for sale. The negative change in operating assets and liabilities was driven by a $118.2 million increase in loans and forgivable loans primarily paid to brokers, partially offset by a $63.4 million positive change in operating assets and liabilities as a result of a reduction in our days sales outstanding while at the same time increasing our days payable. We used $34.4 million of cash for investing activities primarily related to fixed asset purchases, and generated $636.0 million in financing activities primarily due to net borrowings of $751.1 million from related parties, partially offset by $101.7 million of net repayments on the warehouse line and earn-out payments for our acquisitions.

Cash Flows for the Year Ended December 31, 2015

For the year ended December 31, 2015, we generated $387.2 million of cash from operations. We had net loss of $2.7 million, $465.1 million of positive adjustments to reconcile net income to net cash provided by operating activities, and $75.2 million of negative changes in operating assets and liabilities. $423.6 million of the positive adjustments to reconcile net income to net cash provided by operating activities was related to loans held for sale. The negative change in operating assets and liabilities was primarily driven by an $80.2 million increase in loans and forgivable loans primarily paid to brokers. We used $18.7 million of cash for investing activities primarily related to fixed asset purchases and purchases of mortgage servicing rights, and used $351.1 million in financing activities primarily due to net repayments of $418.5 million on the warehouse line, partially offset by net borrowings of $78.1 million from related parties.

REGULATORY REQUIREMENTS

As a result of the Berkeley Point Acquisition, Newmark is now subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s consolidated financial statements. As of December 31, 2017, Newmark has met all capital requirements. As of December 31, 2017, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $347.4 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing Program (“TAH”). These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of December 31 , 2017 Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2017 and 2016 outstanding borrower advances were approximately $120 thousand and $106 thousand, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

See “Regulation” in Part I, Item 1 of this Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Share Exchange

In relation to the IPO, on December 13, 2017, Newmark entered into an exchange agreement with Cantor, CFGM, BGC and other Cantor affiliates entitled to hold Class B common stock, providing the right to exchange from time to time shares of Class A common stock of Newmark now owned or hereafter acquired, as applicable, on a one-for-one basis for shares of Class B common stock, up to the number of shares of Newmark Class B common stock that are authorized but unissued under Newmark’s certificate of incorporation. The Newmark Audit Committee and Board of Directors have determined that the exchange agreement is in the best interests of Newmark and its stockholders because, among other things, it will help ensure that Cantor retains its exchangeable limited partnership units in Newmark Holdings, which is the same partnership in which Newmark’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

Repurchase Program

On March 12, 2018, our board of directors and audit committee authorized repurchases of shares of our Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in our subsidiaries up to $100 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, we may repurchase shares or redeem or repurchase units.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

As of December 31, 2017, Newmark completed acquisitions, whose purchase price included approximately 477,169 of BGC Holding limited partnership units (with an acquisition date fair value of approximately $5.0 million) and $1.3 million in cash that may be issued contingent on certain targets being met through 2020. Newmark completed acquisitions in 2014, 2015, 2016 and 2017 for which contingent cash consideration may be issued on certain targets being met through 2020 of $12.9 million. The contingent equity instruments are issued by and are recorded as a payable to related party on the consolidated balance sheet. The contingent cash liability is recorded at fair value as deferred consideration on the consolidated balance sheet.

EQUITY METHOD INVESTMENTS

Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of December 31, 2017, Newmark had $101.6 million in an equity method investment, which represents a 27% ownership in Real Estate LP.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at December 31, 2017 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$322,688	$36,359	$67,170	$59,962	$159,197
Warehouse facility	360,440	360,440	—	—	—
Long-term debt(2)	1,083,210	270,710	700,000	—	112,500
Intercompany Credit Agreement	40,000	40,000	—	—	—

Total contractual obligations	$1,806,338	$707,509	$767,170	$59,962	$271,697

(1)	Operating leases are related to rental payments under various non-cancelable leases principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received over the life of the agreements was approximately $3.1 million, $3.7 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)	Long-term debt reflects long-term borrowings of $400.0 million under Newmark’s Term Loan: $270.7 million of borrowings under Newmark’s Converted Term Loan which was repaid in full on March 7, 2018 (see Note 29–Subsequent Events), the issuance of $112.5 million of the 2042 Promissory Notes due June 26, 2042, and $300.0 million of the 2019 Promissory Notes due December 9, 2019. See Note 19– Long-Term Debt for more information regarding these obligations.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. We believe that of our significant accounting policies, the following policies involve a higher degree of judgment and complexity.

Revenue Recognition

We derive our revenues primarily through commissions from brokerage services, gains from mortgage banking activities, net, revenues from real estate management services, servicing fees and other revenues. We recognize revenue when four basic criteria have been met:

•	existence of persuasive evidence that an arrangement exists;

•	delivery has occurred or services have been rendered;

•	the seller’s price to the buyer is fixed and determinable; and

•	collectability is reasonably assured.

The judgments involved in revenue recognition include determining the appropriate time to recognize revenue. In particular, we evaluate our transactions to determine whether contingencies exist that may impact the timing of revenue recognition.

Equity-Based and Other Compensation

Discretionary Bonus: A portion of our compensation and employee benefits expense comprises discretionary bonuses, which may be paid in cash, equity, partnership awards or a combination thereof. We accrue expense in a period based on revenues in that period and on the expected combination of cash, equity and partnership units. Given the assumptions used in estimating discretionary bonuses, actual results may differ.

Restricted Stock Units: We account for equity-based compensation under the fair value recognition provisions of the GAAP guidance. Restricted stock units (which we refer to as “RSUs”) provided to certain employees are accounted for as equity awards, and as per GAAP guidance, we are required to record an expense for the portion of the RSUs that is ultimately expected to vest. GAAP guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because significant assumptions are used in estimating employee turnover and associated forfeiture rates, actual results may differ from our estimates under different assumptions or conditions.

The fair value of RSU awards to employees is determined on the date of grant, based on the market value of BGC Partners’ Class A common stock. Generally, RSUs granted by us as employee compensation do not receive dividend equivalents; as such, we adjust the fair value of the RSUs for the present value of expected forgone dividends, which requires us to include an estimate of expected dividends as a valuation input. This grant-date fair value is amortized to expense ratably over the awards’ vesting periods. For RSUs with graded vesting features, we have made an accounting policy election to recognize compensation cost on a straight line basis. The amortization is reflected as non-cash equity-based compensation expense in our consolidated statements of operations.

Restricted Stock: Restricted stock provided to certain employees is accounted for as an equity award, and as per GAAP guidance, we are required to record an expense for the portion of the restricted stock that is ultimately expected to vest. We have granted restricted stock that is not subject to continued employment or service; however, transferability is subject to compliance with our and our affiliates’ customary non-compete obligations. Such shares of restricted stock are generally saleable by partners in 5 to 10 years. Because the restricted stock is not subject to continued employment or service, the grant-date fair value of the restricted stock is expensed on the date of grant. The expense is reflected as non-cash equity-based compensation expense in our consolidated statements of operations.

Limited Partnership Units: Limited partnership units in BGC Holdings and Newmark Holdings are generally held by employees. Generally such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. As discussed above, preferred units in BGC Holdings and Newmark Holdings are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. The quarterly allocations of net income to such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grants of exchangeability to limited partnership units” in our consolidated statements of operations. Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards. Accordingly, we recognize a liability for these units on our consolidated statements of financial condition as part of “Accrued compensation” for the amortized portion of the post-termination payment amount, based on the current fair value of the expected future cash payout. We amortize the post-termination payment amount, less an expected forfeiture rate, over the vesting period, and record an expense for such awards based on the change in value at each reporting period in our consolidated statements of operations as part of “Compensation and employee benefits.”

Certain limited partnership units in BGC Holdings and Newmark Holdings are granted exchangeability into BGC Partners Class A common stock on a one-for-one basis (subject to adjustments and other requirements as set forth in the BGC Holdings and Newmark Holdings limited partnership agreement). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grants of exchangeability to limited partnership units” in our consolidated statements of operations.

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The distributions are treated as compensation expense when made and the proceeds are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in GAAP guidance, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is periodically tested for impairment. We review goodwill for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount.

When reviewing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment are not conclusive, or if we choose to bypass the qualitative assessment, we perform a goodwill impairment analysis using a two-step process. Our single reporting unit for real estate services had associated goodwill balances as of December 31, 2017 of $477.0 million.

The first step of the process involves comparing each reporting unit’s estimated fair value with its carrying value, including goodwill. To estimate the fair value of the reporting units, we use a discounted cash flow model and data regarding market comparables. The valuation process requires significant judgment and involves the use of significant estimates and assumptions. These assumptions include cash flow projections, estimated cost of capital and the selection of peer companies and relevant multiples. Because significant assumptions and estimates are used in projecting future cash flows, choosing peer companies and selecting relevant multiples, actual results may differ from our estimates under different assumptions or conditions. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is deemed not to be impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of potential impairment.

The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated a potential impairment may exist. The implied fair value of goodwill is determined by measuring the excess of the estimated fair value of the reporting unit as calculated in step one, over the estimated fair values of the individual assets, liabilities and identified intangibles. Events such as economic weakness, significant declines in operating results of reporting units, or significant changes to critical inputs of the goodwill impairment test (e.g., estimates of cash flows or cost of capital) could cause the estimated fair value of our reporting units to decline, which could result in an impairment of goodwill in the future.

Income Taxes

We account for income taxes using the asset and liability method as prescribed in GAAP guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Pursuant to GAAP guidance on Accounting for Uncertainty in Income Taxes, an interpretation of GAAP Statement on Accounting for Income Taxes, we provide for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from our estimates under different assumptions or conditions. We recognize interest and penalties related to income tax matters in “Interest income (expense), net” and “Other income (loss),” respectively, in our consolidated statement of operations.

A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years, estimates of future taxable income and the feasibility of tax planning strategies.

The measurement of current and deferred income tax assets and liabilities is based on provisions of enacted tax laws and involves uncertainties in the application of tax regulations in the United States and other tax jurisdictions. Because our interpretation of complex tax law may impact the measurement of current and deferred income taxes, actual results may differ from these estimates under different assumptions regarding the application of tax law.

Derivative Financial Instruments

We have loan commitments to extend credit to third parties. The commitments to extend credit are for mortgage loans at a specific rate (rate lock commitments). These commitments generally have fixed expiration dates or other termination clauses and may require a fee. We are committed to extend credit to the counterparty as long as there is no violation of any condition established in the commitment contracts.

We simultaneously enter into an agreement to deliver such mortgages to third-party investors at a fixed price (forward sale contracts).

Both the commitment to extend credit and the forward sale commitment qualify as derivative financial instruments. We recognize all derivatives on the consolidated balance sheets as assets or liabilities measured at fair value. The change in the derivatives fair value is recognized in current period earnings.

Recent Accounting Pronouncements

See Note 1—“Organization and Basis of Presentation,” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recent accounting pronouncements.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In connection with the separation, we assumed from BGC Partners the Term Loan and the Converted Term Loan. Newmark OpCo also assumed from BGC U.S. the BGC Notes. We contributed all of the net proceeds of the IPO to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by us in the IPO. Newmark OpCo used all of such net proceeds to partially repay intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. and has been assumed by Newmark OpCo in connection with the separation). We used all of such repayment from Newmark OpCo to partially repay the Term Loan. As of December 31, 2017, the Term Loan had an outstanding principal amount of $270.7 million, plus accrued but unpaid interest thereon, with an interest rate calculated based on one-month LIBOR plus 2.75%, subject to adjustment, which was approximately 4.21% per annum as of December 31, 2017. Following the IPO, in the event that any member of the Newmark group receives net proceeds from the incurrence of indebtedness for borrowed money or an equity issuance (in each case subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which in turn we will use to repay the remaining amount outstanding on the Term Loan), and thereafter, to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Converted Term Loan (which in turn we will use to repay the remaining amount outstanding on the Converted Term Loan). Following the repayment of the Term Loan and the Converted Term Loan, in the event that any member of the Newmark group receives net proceeds from the incurrence of indebtedness for borrowed money (subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the BGC Notes. In addition, we will be obligated to repay any remaining amounts under the BGC Notes prior to the distribution. We intend to replace the financing provided by the BGC Notes that remain outstanding with new senior term loans (which may be secured or unsecured), new senior unsecured notes, other long- or short-term financing or a combination thereof in an aggregate principal amount of approximately $412.5 million. While the terms of these borrowings, including the interest rates, have not yet been determined, our interest income expense could be exposed to changes in interest rates. In that event, we may enter into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates. Subsequent to December 31, 2017, the $270.7 remaining balance of the Term Loan has been repaid in full, see Note 29—Subsequent Events for additional information.

Berkeley Point is an intermediary that originates loans which are generally pre-sold prior to loan closing. Therefore, for loans held for sale to the GSEs and HUD, we are not currently exposed to unhedged interest rate risk. Prior to closing on loans with borrowers, we enter into agreements to sell the loans to investors, and originated loans are typically sold within 45 days of funding. The coupon rate for each loan is set concurrently with the establishment of the interest rate with the investor.

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of December 31, 2017 and 2016 was 157 basis points and 77 basis points, respectively. A 100 basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $8.1 million based on our escrow balance as of December 31, 2017 compared to $11.4 million based on our escrow balance as of December 31, 2016. A decrease in 30-day LIBOR to zero would decrease our annual earnings by approximately $8.1 million based on the escrow balance as of December 31, 2017 compared to $8.8 million based on our escrow balance as of December 31, 2016.

We use warehouse facilities, borrowings from related parties, and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual net interest income by approximately $3.6 million based on our outstanding balances as of December 31, 2017 compared to $7.3 million based on our outstanding balances as of December 31, 2016. A 100-basis point decrease in 30-day LIBOR would increase our annual earnings by approximately $3.6 million based on our outstanding warehouse balance as of December 31, 2017 compared to $7.3 million as of December 31, 2016.

The borrowing cost of the Converted Term Loan is based on LIBOR. A 100-basis point increase in the 30-day LIBOR would increase our interest expense by $4.0 million on our outstanding balances as of December 31, 2017. A 100-basis point decrease in the 30-day LIBOR would decrease our annual interest expense by $4.0 million based on our outstanding balance as of December 31, 2017.

The borrowing cost of the Intercompany Credit Agreement is based on LIBOR. A 100-basis point increase in the 30-day LIBOR would increase our interest expense by $0.4 million on our outstanding balances as of December 31, 2017. A 100-basis point decrease in the 30-day LIBOR would decrease our annual interest expense by $0.4 million based on our outstanding balance as of December 31, 2017.

Foreign Currency Risk

We are exposed to risks associated with changes in foreign exchange rates. Changes in foreign exchange rates create volatility in the U.S. Dollar equivalent of our revenues and expenses. While our international results of operations, as measured in U.S. Dollars, are subject to foreign exchange fluctuations, we do not consider the related risk to be material to our results of operations. While our exposure to foreign exchange risk is not currently material to us, we expect to grow our international revenues in the future, and any future potential exposure to foreign exchange fluctuations may present a material risk to our business.

Disaster Recovery

Our processes address disaster recovery concerns. We operate most of our technology from dual-primary data centers at our two different London locations. Either site alone is capable of running all of our essential systems. In addition, we maintain technology operations from data centers in New Jersey and Connecticut. Replicated instances of this technology are maintained in our London data centers. All data centers are built and equipped to best-practice standards of physical security with appropriate environmental monitoring and safeguards. Failover for the majority of our systems is automated.

ITEM 8.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of Newmark Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Newmark Group, Inc. (the “Company”; formerly the combined entities of Newmark Knight Frank) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “financial statements”). We did not audit the consolidated financial statements of Berkeley Point Financial LLC, a subsidiary, which statements reflect total assets constituting 61% in 2016 and total revenues constituting 22% in 2016 and 17% in 2015 of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Berkeley Point Financial LLC, is based solely on the report of the other auditors. In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York

March 20, 2018

Independent Auditors’ Report

Member

Berkeley Point Financial LLC:

We have audited the accompanying consolidated balance sheet of Berkeley Point Financial LLC and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, changes in member’s capital, and cash flows for each of the years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position Berkeley Point Financial LLC and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the years in each of the years in the two-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts

August 23, 2017

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2017	2016
Assets:

Current assets:
Cash and cash equivalents	$121,027	$66,627
Restricted cash	52,347	50,927
Marketable securities	57,623	—
Loans held for sale	362,635	1,071,836
Receivables, net	210,471	151,169
Receivables from related parties	—	108,817
Other current assets (see note 16)	20,994	33,369

Total current assets	825,097	1,482,745
Goodwill	477,532	412,846
Mortgage servicing rights, net	392,626	339,816
Loans, forgivable loans and other receivables from employees and partners	209,549	184,159
Fixed assets, net	64,822	56,450
Other intangible assets, net	24,921	30,312
Other assets (see note 16)	278,460	28,360

Total assets	$2,273,007	$2,534,688

Liabilities, Redeemable Partnership Interest, and Equity:
Current liabilities:
Warehouse notes payable	$360,440	$257,969
Accrued compensation	205,395	155,017
Current portion of accounts payable, accrued expenses and other liabilities (see note 26)	124,961	108,226
Secured loans	57,623	—
Current portion of payables to related parties	34,169	889,162

Total current liabilities	782,588	1,410,374
Long-term debt	670,710	—
Long-term debt payable to related parties	412,500	—
Other long term liabilities (see note 26)	163,795	140,531

Total liabilities	2,029,593	1,550,905

Commitments and contingencies

Redeemable partnership interest	21,096	—

Equity:
Class A common stock, par value of $0.01 per share: 1,000,000 shares authorized; 138,594 shares issued and outstanding	1,386	—
Class B common stock, par value of $0.01 per share: 500,000 shares authorized; 15,840 shares issued and outstanding	158	—
Additional paid-in capital	59,374	—
Retained earnings	199,492	245,877
BGC Partners’ net investment in Newmark	—	735,899

Total stockholders’ equity	260,410	981,776

Noncontrolling interests	(38,092)	2,007

Total equity	222,318	983,783

Total liabilities, redeemable partnership interest, and equity	$2,273,007	$2,534,688

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Commissions	$1,014,716	$849,419	$806,931
Gain from mortgage banking activities, net	206,000	193,387	115,304
Management services, servicing fees and other	375,734	307,177	278,012

Total revenues	1,596,450	1,349,983	1,200,247
Expenses:
Compensation and employee benefits	1,020,183	849,975	816,268
Allocations of net income and grant of exchangeability to limited partnership units	114,657	72,318	142,195

Total compensation and employee benefits	1,134,840	922,293	958,463
Operating, administrative and other	219,163	185,344	162,316
Fees to related parties	20,771	18,010	18,471
Depreciation and amortization	95,815	72,197	71,774

Total operating expenses	1,470,589	1,197,844	1,211,024

Other income (losses), net:
Other income (loss)	73,927	15,279	(460)

Total other income (losses), net	73,927	15,279	(460)

Income (loss) from operations	199,788	167,418	(11,237)
Interest income, net	2,786	3,787	1,867

Income (loss) before income taxes and noncontrolling interests	202,574	171,205	(9,370)
Provision (benefit) for income taxes	57,478	3,993	(6,644)

Consolidated net income (loss)	145,096	167,212	(2,726)
Less: Net income (loss) attributable to noncontrolling interests	604	(1,189)	77

Net income (loss) available to common stockholders	$144,492	$168,401	$(2,803)

Per share data:
Basic earnings per share
Net income (loss) available to common stockholders	$144,492	$168,401	$(2,803)

Basic earnings (loss) per share	$1.08	N/A	N/A

Basic weighted-average shares of common stock outstanding	133,413	N/A	N/A

Fully diluted earnings per share
Net income (loss) available to common stockholders	$117,217	N/A	N/A

Fully diluted earnings (loss) per share	$0.85	N/A	N/A

Fully diluted weighted-average shares of common stock outstanding	138,398	N/A	N/A

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Consolidated net income (loss)	$145,096	$167,212	$(2,726)

Comprehensive income (loss), net of tax	145,096	167,212	(2,726)

Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	604	(1,189)	77

Comprehensive income (loss) available to common stockholders	$144,492	$168,401	$(2,803)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	BGC’s Net Investment in Newmark	Noncontrolling Interests in Subsidiaries	Total
Balance, December 31, 2014	$—	$—	$—	$80,279	$596,940	$6,657	$683,876
Net income (loss)	—	—	—	(2,803)	—	77	(2,726)
Distributions to noncontrolling interest	—	—	—	—	—	(320)	(320)
Purchase of noncontrolling interest	—	—	—	—	2,573	(2,573)	—
Contributions	—	—	—	—	123,204	—	123,204

Balance, December 31, 2015	—	—	—	77,476	722,717	3,841	804,034
Net income (loss)	—	—	—	168,401	—	(1,189)	167,212
Distributions to noncontrolling interest	—	—	—	—	—	(311)	(311)
Purchase of noncontrolling interest	—	—	—	—	334	(334)	—
Contributions	—	—	—	—	12,848	—	12,848

Balance, December 31, 2016	—	—	—	245,877	735,899	2,007	983,783

Consolidated net income (loss)	—	—	—	144,492	—	604	145,096
Distributions	—	—	—	(190,877)	—	(71)	(190,948)
Purchase of noncontrolling interests	—	—	—	—	1,092	(1,092)	—
Noncontrolling interests in an entity acquired	—	—	—	—	—	19,146	19,146
Debt assumed from BGC	—	—	—	—	(1,387,500)		(1,387,500)
Contributions	—	—	—	—	368,418		368,418
Transfer of pre initial public offering (“IPO”) capital to redeemable partnership interests	—	—	—	—	(21,096)	—	(21,096)
Issuance of shares in the Separation (Class A common stock, 115,593,787 shares); (Class B common stock, 15,840,049 shares)	1,156	158	(245,815)	—	303,187	(58,686)	—
Proceeds from IPO, net of underwriting discounts and other expenses (Class A common stock, 23,000,000 shares)	230	—	295,189	—	—		295,419
Equity-based compensation (Class A common stock, 600,000 shares)	—	—	10,000	—	—	—	10,000

Balance, December 31, 2017	$1,386	$158	$59,374	$199,492	$—	$(38,092)	$222,318

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$145,096	$167,212	$(2,726)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on originated mortgage servicing rights	(120,970)	(126,547)	(71,873)
Depreciation and amortization	95,815	72,197	71,774
Nasdaq recognition	(76,969)	—	—
Employee loan amortization and impairment	34,420	25,791	49,062
Equity-based compensation	10,000	—	—
Change in fair value of contingent consideration	2,675	(17,348)	—
Unrealized losses (gains) on loans held for sale	(2,194)	1,537	2,458
Income from an equity method investment	(1,562)
Amortization of deferred financing costs	1,367	1,237	1,153
Provision for uncollectible accounts	6,099	(1,099)	172
Deferred tax provision (benefit)	44,383	(1,141)	(11,281)
Unrealized loss on marketable securities	636	—	—
Loan originations—loans held for sale	(8,844,768)	(7,691,573)	(5,210,160)
Loan sales—loans held for sale	9,556,163	6,977,308	5,633,773

Consolidated net income (loss), adjusted for non-cash and non-operating items	850,191	(592,426)	462,352
Changes in operating assets and liabilities:
Restricted cash	(1,419)	(2,185)	(335)
Receivables, net	(57,175)	9,462	(17,311)
Loans, forgivable loans and other receivables from employees and partners	(34,321)	(118,222)	(80,202)
Other assets	36,086	(7,643)	23,021
Accrued compensation	45,752	29,751	(12,847)
Accounts payable, accrued expenses and other liabilities	13,103	34,925	12,473

Net cash provided (used in) by operating activities	852,217	(646,338)	387,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired, net of purchases of noncontrolling interest	2,793	518	2,655
Proceeds from the sale of marketable securities	18,710	—	—
Purchases of fixed assets	(19,069)	(27,260)	(12,133)
Payments to related parties	(375,000)	(175,000)	(265,000)
Borrowings from related parties	375,000	175,000	265,000
Purchase of mortgage servicing rights	(2,055)	(7,676)	(9,259)

Net cash provided by (used in) investing activities	379	(34,418)	(18,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse notes payable	8,844,768	7,691,573	5,210,160
Principal payments on warehouse notes payable	(8,742,295)	(7,793,238)	(5,628,709)
Payments to related parties	(1,445,838)	(1,186,910)	(664,540)
Borrowings from related parties	698,919	1,937,601	742,631
Proceeds from the IPO, net of underwriting discounts	304,290	—	—
Repayment of long-term debt	(304,290)	—	—
Distributions of earnings to BGC	(101,731)	—	—
Distributions relating to BPF acquisitions	(89,146)	—	—
Secured loans	57,623	—	—
Distributions to noncontrolling interests	(71)	(311)	(320)
Payments on acquisition earn-outs	(18,940)	(11,433)	(9,507)
Payment of deferred financing costs	(1,485)	(1,329)	(831)

Net cash provided by (used in) financing activities	(798,196)	635,953	(351,116)

Net increase (decrease) in cash and cash equivalents	54,400	(44,803)	17,298
Cash and cash equivalents at beginning of period	66,627	111,430	94,132

Cash and cash equivalents at end of period	$121,027	$66,627	$111,430

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,003	$11,693	$8,838
Taxes	$46	$79	$131
Supplemental disclosure of noncash investing and financing activities:
Net assets contributed by BGC Partners’ (see Notes 4, 7 and 25)	$368,418	$20,901	$116,676
Debt assumed from BGC (see note 19)	$(1,387,500)	$—	$—
Accrued offering costs	$8,870	$—	$—
Supplemental noncash activity for the purchase of noncontrolling interest:
Total stockholders’ equity	$—	$—	$1,130
Noncontrolling interest	$—	$—	$(1,130)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

Notes to Consolidated Financial Statements

(1)	Organization and Basis of Presentation

Newmark Group, Inc., formerly known as Newmark Knight Frank (together with its subsidiaries, “Newmark” or the “Company”), a Delaware corporation, was formed as NRE Delaware, Inc. on November 18, 2016. Newmark changed its name to Newmark Group, Inc. on October 18, 2017. Newmark Holdings, L.P. (“Newmark Holdings”) is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark Partners, L.P. (“Newmark OpCo”), the operating partnership. Newmark is a leading commercial real estate services firm. Newmark offers commercial real estate tenants, owner-occupiers, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and real estate finance, origination of and servicing of commercial mortgage loans, valuation, project and development management and property and facility management.

Newmark was formed through BGC Partners, Inc.’s (“BGC Partners” or “BGC”) purchase of Newmark & Company Real Estate, Inc. and certain of its affiliates in 2011. A majority of the voting power of BGC Partners is held by Cantor Fitzgerald, L.P. and its affiliates (together, “Cantor”) including Cantor Fitzgerald & Co. which we refer to as “CF&Co.”

On September 8, 2017, BGC acquired, from Cantor Commercial Real Estate Company, LP (“CCRE”), 100% of the equity of Berkeley Point Financial (“Berkeley Point Acquisition”). Berkeley Point Financial (“BPF”) is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans. At the closing of the Berkeley Point Acquisition, BGC purchased and acquired from CCRE all of the outstanding membership interests of BPF, a wholly owned subsidiary of CCRE, for an acquisition price of $875.0 million, subject to a post-closing upward or downward adjustment to the extent that the net assets, inclusive of certain fair value adjustments, of BPF as of the closing were greater than or less than $508.6 million. BGC paid $3.2 million of the $875.0 million acquisition price with 247,099 limited partnership units of BGC Holdings, L.P. (“BGC Holdings”), which may be exchanged over time for shares of Class A common stock of BGC, with each BGC Holdings unit valued for these purposes at the volume weighted-average price of a share of BGC Class A common stock for the three trading days prior to the closing. The Berkeley Point Acquisition did not include the Special Asset Servicing Group of BPF; however, BPF will continue to hold the Special Asset Servicing Group’s assets until the servicing group is transferred to CCRE at a later date in a separate transaction. Accordingly, CCRE will continue to bear the benefits and burdens of the Special Asset Servicing Group from and after the closing.

Concurrently with the Berkeley Point Acquisition, on September 8, 2017 Newmark invested $100 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. As of December 31, 2017, Newmark’s investment in Real Estate LP is accounted for under the equity method.

On December 13, 2017, prior to the closing of Newmark’s initial public offering (“IPO”), BGC, BGC Holdings, BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•	the principal corporate transactions pursuant to which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group (defined below), the “BGC Group”)

transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark Group”) the assets and liabilities of the BGC Group relating to BGC’s Real Estate Services business, including BGC’s interests in both BPF and Real Estate LP (the “Separation”);

•	the proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings;

•	the IPO;

•	the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below; and

•	the pro rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock (which are currently Cantor and another entity controlled by Howard W. Lutnick), which distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes; provided that the determination of whether, when and how to proceed with the distribution shall be entirely within the discretion of BGC.

On December 15, 2017, Newmark announced the pricing of the IPO of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK.” In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark Class A common stock from Newmark at the IPO price, less underwriting discounts and commission (the “option”). As a result, Newmark received aggregate net proceeds of approximately $295.4 million from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses. Upon the closing of the option, Newmark’s public stockholders owned approximately 16.6% of the shares of Newmark Class A common stock. This is based on 138.6 million shares of Newmark Class A common stock outstanding following the closing of the option. Also upon the closing of the option, Newmark’s public stockholders owned approximately 9.8% of Newmark’s 234.2 million fully diluted shares outstanding. As part of the Separation described above, BGC contributed its interests in both BPF and Real Estate LP to Newmark.

On November 22, 2017, BGC and Newmark entered into an amendment to an unsecured senior term loan credit agreement, dated as of September 8, 2017, with Bank of America, N.A., as administrative agent and a syndicate of lenders. The agreement provides for a term loan of up to $575.0 million (the “Term Loan”), and as of the Separation this entire amount remained outstanding under the term loan credit agreement. Pursuant to the term loan amendment and effective as of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan. Newmark used the proceeds, net of underwriting discounts and commissions from the IPO to partially repay $304.3 million of the Term Loan.

Also on November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement, dated as of September 8, 2017, with the administrative agent and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. As of the Separation, $400.0 million of borrowings were outstanding under the revolving credit facility. Pursuant to the revolver amendment, the then-outstanding borrowings of BGC under the revolving credit facility were converted into a term loan (the “Converted Term Loan”) and, effective upon the Separation, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan.

On June 26, 2012, BGC issued an aggregate of $112.5 million principal amount of its 8.125% Senior Notes due 2042 (the “8.125% BGC Senior Notes”). In connection with the issuance of the 8.125% BGC Senior Notes,

BGC lent the proceeds of the 8.125% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of June 26, 2012, with an aggregate principal amount of $112.5 million payable to BGC (the “2042 Promissory Note”). In connection with the Separation, on December 13, 2017 Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note.

On December 9, 2014, BGC issued an aggregate of $300.0 million principal amount of its 5.375% Senior Notes due 2019 (the “5.375% BGC Senior Notes”). In connection with the issuance of the 5.375% BGC Senior Notes, BGC lent the proceeds of the 5.375% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014, with an aggregate principal amount of $300.0 million payable to BGC (the “2019 Promissory Note” and, together with the 2042 Promissory Note, the “BGC Notes”). In connection with the Separation, on December 13, 2017 Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note.

(a)	Basis of Presentation

Newmark’s consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) and in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The Newmark consolidated financial statements were prepared on a stand-alone basis derived from the financial statements and accounting records of BGC. For the periods presented, prior to the IPO, Newmark was an unincorporated reportable segment of BGC. These consolidated financial statements reflect the historical results of operations, financial position and cash flows of Newmark as it was historically managed and adjusted to conform with U.S. GAAP. These consolidated financial statements are presented as if Newmark had operated on a stand-alone basis for all periods presented. Newmark’s consolidated financial statements include all of the BGC subsidiaries that comprise it’s real estate segment, all of which are controlled by BGC.

This Berkeley Point Acquisition has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of Newmark have been retrospectively adjusted to include the financial results of BPF in the current and prior periods as if BPF had always been consolidated. On December 13, 2017, in connection with the Separation, the assets and liabilities of BPF were transfered to Newmark.

The following tables summarize the impact of the Berkeley Point Acquisition to Newmark’s consolidated balance sheets as of December 31, 2016 and to Newmark’s consolidated statements of operations for the years ended December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Total assets	$995,491	1,539,197	$2,534,688

Total liabilities	491,510	1,059,395	1,550,905
Total equity	503,981	479,802	983,783

Total liabilities and equity	$995,491	$1,539,197	$2,534,688

	Year Ended December 31, 2016
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income (loss) before income taxes and noncontrolling interests	$45,295	125,910	$171,205

Consolidated net income (loss)	41,382	125,830	167,212
Net income (loss) attributable to noncontrolling interests	(1,189)	—	(1,189)

Net income (loss) available to common stockholders	$42,571	$125,830	$168,401

	Year Ended December 31, 2015
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income (loss) before income taxes and noncontrolling interests	$(67,535)	58,165	$(9,370)

Consolidated net income (loss)	(60,768)	58,042	(2,726)
Net income (loss) attributable to noncontrolling interests	77	—	77

Net income (loss) available to common stockholders	$(60,845)	$58,042	$(2,803)

Intercompany balances and transactions within Newmark have been eliminated. Transactions between Cantor or BGC and Newmark pursuant to service agreements between Cantor and BGC (Note 24—Related Party Transactions), represent valid receivables and liabilities of Newmark, which are periodically cash settled, have been included in the consolidated financial statements as either receivables to or payables from related parties. Additionally, certain other transactions between BGC and Newmark are contributions of BGC’s net investment in Newmark including acquisitions prior to the IPO (Note 4—Acquisitions).

Newmark receives administrative services to support its operations, and in return, Cantor and BGC allocate certain of their expenses to Newmark. Such expenses represent costs related, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor and BGC overhead costs, are included as expenses in the consolidated Statements of Operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on a services agreement between Cantor and BGC which reflects the utilization of service provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor and BGC. Actual costs that would have been incurred if Newmark had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure. For an additional discussion of expense allocations, (see Note 24—Related Party Transactions).

Prior to the Separation, BGC used a centralized approach to cash management. Accordingly, excess cash and cash equivalents were held by BGC at the corporate level and were not attributed to Newmark for any of the periods presented. Transfers of cash, both to and from BGC’s centralized cash management system, are reflected as a related party receivable or payable on the consolidated Balance Sheet and as part of the change in payments to and borrowings from related parties in the financing section within the accompanying consolidated statements of cash flows.

The income tax provision in the consolidated statements of operations and comprehensive income has been calculated as if Newmark was operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which it operates. Newmark’s operations have historically been included in the BGC U.S. federal and state tax returns or separate non-U.S. jurisdictions tax returns. As Newmark operations in many jurisdictions are unincorporated commercial units of BGC and its subsidiaries, stand-alone tax returns have not been filed for the operations in these jurisdictions.

Newmark’s consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated balance sheets, the consolidated statements of operations, the consolidated statements of comprehensive income, the consolidated statements of cash flows and the consolidated statements of changes in equity of Newmark for the periods presented.

(b)	Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern, which relates to disclosure of uncertainties about an entity’s ability to continue as a going concern. The ASU provides additional guidance on management’s responsibility to evaluate the condition of an entity and the required disclosures based on this assessment. The amendments in this update were effective for the annual period ending after December 15, 2016. The adoption of this standard did not impact Newmark’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The amendment eliminates the deferral of certain consolidation standards for entities considered to be investment companies and modifies the consolidation analysis performed on certain types of legal entities. The guidance was effective beginning January 1, 2016. The adoption of this standard did not have a material impact on Newmark’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest, which relates to simplifying the presentation of debt issuance costs. This ASU requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this update were effective for the annual period beginning January 1, 2016. The adoption of this standard did not have a material impact on Newmark’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires adjustments to provisional amounts that are identified during the measurement period of a business combination to be recognized in the reporting period in which the adjustment amounts are determined. Acquirers are no longer required to revise comparative information for prior periods as if the accounting for the business combination had been completed as of the acquisition date. The guidance was effective beginning January 1, 2016. The adoption of this standard did not have a material impact on Newmark’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard was effective for Newmark beginning January 1, 2017, and early adoption was permitted. The adoption of this standard did not have a material impact on Newmark’s consolidated financial statements.

(c)	New Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. This ASU replaces certain existing revenue recognition guidance. The guidance, as stated in ASU No. 2014-09, was initially effective beginning on January 1, 2017. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606)—Deferral of Effective Date, which deferred the effective date by one year, with early adoption permitted on the original effective date. The guidance in ASU 2014-09 permits the use of either the full retrospective or modified retrospective transition method. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. The amendment has the same effective date and transition requirements as the new standard. Newmark has determined to adopt the standard as of its required effective date of January 1, 2018 using the modified retrospective transition method. Based on Newmark’s assessment, the adoption of the new revenue recognition guidance will result in an acceleration of certain revenues that are based, in part, on future contingent events. For example, certain brokerage revenues from leasing commissions will be recognized earlier. Under current U.S. GAAP, a portion of these commissions is deferred until a future contingency is resolved (e.g., tenant move-in or payment of first month’s rent). Under the new revenue recognition model, Newmark’s performance obligation will typically be satisfied at lease signing, and, therefore, the portion of the commission that is contingent on a future event will likely be recognized earlier, if deemed not subject to significant reversal. As the result, Newmark expects the adoption of the standard will increase assets, liabilities and noncontrolling interest by approximately $64.4 million, $40.1 million and $2.5 million, respectively, with a corresponding increase of approximately $21.8 million to retained earnings as part of “total equity” as of January 1, 2018. These amounts are presented net of costs associated with obtaining and fulfilling contracts with customers. The tax effect of the impact of the adoption of the standard is estimated to be a decrease to retained earnings of approximately $4.8 million.

Further, Newmark anticipates the adoption of the new guidance on principal versus agent considerations will impact its presentation of revenues versus expenses incurred on behalf of customers for certain management services contracts. Newmark has concluded that it controls the services provided by a third party on behalf of the customers and, therefore, acts as a principal under those contracts. As the result, upon adoption of the new revenue standard, for these service contracts Newmark will present expenses incurred on behalf of customers along with a corresponding reimbursement revenue on a gross basis in the Company’s consolidated statements of operations, with no impact on net income (loss) available to common stockholders.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicability exception. Entities will also have to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. In addition, entities will be required to present enhanced disclosures of financial assets and financial liabilities. The guidance is effective beginning January 1, 2018. In September 2017, the FASB issued a Proposed ASU, Technical Corrections and Improvements to Recently Issued Standards: Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, that clarified certain aspects of the guidance. The adoption of this guidance will not have a material impact on Newmark’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is largely unchanged. The guidance is effective beginning January 1, 2019, with early adoption permitted. Management is currently evaluating the impact of the new guidance on Newmark’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard will become effective for Newmark beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. Management is currently evaluating the impact of the new guidance on Newmark’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the statements of cash flows. The new standard will become effective beginning with the first quarter of 2018 and will require adoption on a retrospective basis. The adoption of this guidance will not have a material impact on Newmark’s consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash, which requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new standard will become effective beginning January 1, 2018 and will require adoption on a retrospective basis. The effect of this guidance will result in the inclusion of restricted cash in the cash and cash equivalents balance on Newmark’s consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) Clarifying the definition of Business, which clarifies the definition of a business with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard became effective beginning January 1, 2018 on a prospective basis. The adoption of this U.S. GAAP guidance will not have a material impact on Newmark’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard will become effective beginning January 1, 2020 and will be applied on a prospective basis, and early adoption is permitted. The adoption of this guidance will not have a material impact on Newmark’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Under this guidance, an entity would not apply modification accounting if the fair value, the vesting conditions, and the classification of the awards (as equity or liability) are the same immediately before and after the modification. The new standard became effective beginning January 1, 2018, on a prospective basis for awards modified on or after the adoption date. The adoption of this guidance will not have a material impact on Newark’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will become effective beginning January 1, 2019, with early adoption permitted, and will be applied on a prospective basis and modified retrospective basis. Management is currently evaluating the impact of the new guidance on Newmark’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 by providing an option to reclassify these stranded tax effects to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new standard will become effective beginning January 1, 2019, with early adoption permitted. The guidance should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Management is currently evaluating the transition method and the adoption period of this ASU; however, the adoption of the new guidance is not expected to have a material effect on Newmark’s consolidated financial statements.

(2)	Limited Partnership Interest in Newmark Holdings

Newmark is a holding company with no direct operations and conducts substantially all of it’s operations through it’s operating subsidiaries. Virtually all of Newmark’s consolidated net assets and net income are those of consolidated variable interest entities. Newmark Holdings is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark OpCo, the operating partnership. Listed below are the limited partnership interests in Newmark Holdings. The founding/working partner units, limited partnership units, limited partnership interests held by Cantor (“Cantor units”) and limited partnership interests held by BGC (“BGC units”), each as described below, collectively represent all of the “limited partnership interests” in Newmark Holdings.

BGC Holdings is a consolidated subsidiary of BGC, which along with BGC jointly own BGC U.S. OpCo and BGC Global OpCo, the two BCG operating partnerships. As a result of the Separation and Distribution Agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time holds a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for Newmark Class A common stock). Currently, the exchange ratio equals one, so that each Newmark Holdings limited partnership interest is exchangeable for one share of Newmark Class A common stock, however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes.

Founding/Working Partner Units

Founding/working partners have a limited partnership interest in Newmark Holdings. Newmark accounts for founding/working partner units (“FPUs”) outside of permanent capital, as “Redeemable partnership interest,” in

Newmark’s consolidated statements balance sheets. This classification is applicable to founding/working partner units because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.

Founding/working partner units are held by limited partners who are primarily employees of BGC and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units” in Newmark’s consolidated statements of operations to the extent they related to Newmark employees.

Limited Partnership Units

Certain Newmark employees hold limited partnership interests in Newmark Holdings (e.g., REUs, RPUs, PSUs, PSIs and LPUs, collectively the “limited partnership units”). Generally, such limited partnership units receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “allocations of net income and grant of exchangeability to limited partnership units” in Newmark’s consolidated statements of operations. From time to time, Newmark issues limited partnership units as part of the consideration for acquisitions.

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards, and in accordance with U.S. GAAP guidance, Newmark records compensation expense for the awards based on the change in value at each reporting date in the Newmark’s consolidated statements of operations as part of “compensation and employee benefits.”

Certain Newmark employees hold Preferred Units. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”). These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable and are only entitled to the Preferred Distribution, and accordingly are not included in Newmark’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “allocations of net income and grant of exchangeability to limited partnership units” in Newmark’s consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocation of net income based on their weighted-average pro rate share of economic ownership of the operating subsidiaries.

Cantor Units

Cantor holds limited partnership interests in Newmark Holdings. Cantor units are reflected as a component of “noncontrolling interest” in the Newmark’s consolidated balance sheets. Cantor receives allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “net income (loss) attributable to noncontrolling interest” in Newmark’s consolidated statements of operations.

BGC Units

BGC holds limited partnership interests in Newmark Holdings. BGC units will be reflected as a component of “noncontrolling interest” in the Newmark’s consolidated balance sheets. BGC will receive allocations of net income (loss), which will be cash distributed on a quarterly basis and will be reflected as a component of net income (loss) attributable to noncontrolling interest in Newmark’s consolidated statements of operations.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into BGC Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. In addition, the limited partnership interests held by Cantor in BGC Holdings and Newmark Holdings are generally exchangeable for up to 34.6 million shares of BGC Class B common stock and/or up to the authorized amount of Newmark Class B common stock. In order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a BGC Class A common stock or Class B common stock, such partner or Cantor must exchange both one BGC Holdings limited partnership interest and a certain number of Newmark Holdings limited partnership interests equal to a BGC Holdings as set forth in the BGC Holdings limited partnership agreement. The BGC units issued in March 2018 (see Note 29—Subsequent Events) are generally exchangeable for up to 16.6 million shares of Newmark Class A or Class B common stock. Because these exchangeable units are included in the Newmark’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Newmark Class A or Class B common shares would not impact the fully diluted number of shares and units outstanding. Because these limited partnership interests generally receive quarterly allocations of net income, such exchange would have no significant impact on the cash flows or equity of Newmark. Each quarter, net income (loss) is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, limited partnership units (including BGC units and Cantor units) is allocated to Cantor and reflected as a component of “net income (loss) attributable to noncontrolling interest” in Newmark’s consolidated statements of operations. In subsequent quarters in which Newmark has net income, the initial allocation of income to the limited partnership interests is to “net income (loss) attributable to noncontrolling interests,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income (loss) allocated to common stockholders.

(3)	Summary of Significant Accounting Policies

Use of Estimates:

The preparation of Newmark’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in these consolidated financial statements. Management believes that the estimates utilized in preparing these consolidated financial statements are reasonable. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from the estimates included in Newmark’s consolidated financial statements.

Revenue Recognition:

Commissions:

Commission revenues from real estate transactions are recognized once performance obligations under the commission arrangement are satisfied. Terms and conditions of a commission arrangement may include execution of the lease agreement and satisfaction of future contingencies such as tenant occupancy. In most cases, a portion of the commission is earned upon execution of the lease agreement, with the remaining portion contingent on a future event, typically tenant occupancy; revenue recognition for the remaining portion is deferred until all contingencies are satisfied.

Commission revenues from sales brokerage transactions are recognized at the time the service has been provided and the commission becomes legally due, except when future contingencies exist. In most cases, close of escrow or transfer of title is a future contingency, and revenue recognition is deferred until all contingencies are satisfied.

Gains from mortgage banking activities, net:

Gains from mortgage banking activities, net are recognized when a derivative asset or liability is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Gains from mortgage banking activities, net are recognized net of related fees and commissions to third-party brokers.

Management services, servicing fees and other:

Management services revenues include property management, facilities management and project management. Management fees are recognized at the time the related services have been performed, unless future contingencies exist. In addition, in regard to management and facility service contracts, the owner of the property will typically reimburse Newmark for certain expenses that are incurred on behalf of the owner, which comprise primarily on-site employee salaries and related benefit costs. The amounts which are to be reimbursed per the terms of the services contract are recognized as revenue in the same period as the related expenses are incurred. In certain instances, Newmark subcontracts property management services to independent property managers, in which case Newmark passes a portion of its property management fee on to the subcontractor, and Newmark retains the balance. Accordingly, Newmark records these fees gross of the amounts paid to subcontractors, and the amounts paid to subcontractors are recognized as expenses in the same period.

Servicing fees are earned for servicing mortgage loans and are recognized on an accrual basis over the lives of the related mortgage loans. Also included in servicing fees are the fees earned on prepayments, interest and placement fees on borrowers’ escrow accounts and other ancillary fees.

Other revenues include interest income on warehouse notes receivable.

In May 2014, the FASB issued ASU No. 2014-09—Revenue from contracts with customers (Topic 606), along with several subsequent amendments to the standard, which Newmark plans to adopt on it’s required effective date of January 1, 2018. See Note 1—Organization and Basis of Presentation.

Fees to Related Parties:

Newmark is allocated costs from Cantor and BGC for back-office services provided by Cantor and BGC and their affiliates, including occupancy of office space, utilization of fixed assets, accounting, operations, human resources and legal services and information technology. Fees are expensed as they are incurred.

Other Income, Net:

Other income, net comprises gains or losses recorded in connection with changes in fair value of contingent consideration in connection with entities acquired, gains and losses associated with the Nasdaq transaction and the movement of mark-to market and/or hedge on marketable securities that are classified as trading securities (see Note 6—Marketable Securities), Newark’s pro-rata share for equity method investments which Newmark has significant influence but not a controlling interest (see Note 7—Cost and Equity Method Investments), and realized losses on the accretion of contingent consideration (see Note 23—Fair Value of Financial Assets and Liabilities).

Segment:

Newmark has a single operating segment. Newmark is a real estate services firm offering services to commercial real estate tenants, owner occupiers, investors and developers, leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. The chief operating decision maker regardless of geographic location evaluates the operating results of Newmark as total real estate services and allocates resources accordingly. For the year ended December 31, 2017, 2016 and 2015, Newmark recognized revenues as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Leasing and other commissions	$616,980	513,812	$539,725
Capital markets	397,736	335,607	267,206
Gains from mortgage banking activities, net	206,000	193,387	115,304
Management services, servicing fees and other	375,734	307,177	278,012

Revenues	$1,596,450	1,349,983	$1,200,247

Fair Value:

U.S. GAAP guidance defines fair value as the price received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and further expands disclosures about such fair value measurements.

The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 measurements—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 measurements—Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

•	Level 3 measurements—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Cash and Cash Equivalents:

Newmark considers all highly liquid investments with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are held with banks as deposits.

Restricted Cash and Cash Equivalents:

Restricted cash represents cash set aside for amounts pledged for the benefit of Fannie Mae and Freddie Mac to secure Newmark’s financial guarantee liability (see Note 11—Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit).

Marketable Securities:

Marketable securities comprise securities held for investment purposes and are accounted for in accordance with U.S. GAAP guidance, Investments—Debt and Equity Securities. Marketable securities are classified as trading securities and accordingly are measured at fair value with any changes in fair value recognized currently in earnings and included in “Other income, net” in Newmark’s consolidated statements of operations.

Investments:

Newmark’s investments, in which it has significant influence but not a controlling interest and of which it is not the primary beneficiary, are accounted for under the equity method. Newmark’s consolidated financial statements include the accounts of Newmark and its wholly owned and majority owned subsidiaries. Newmark’s policy is to combine all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with U.S. GAAP guidance, Consolidation of Variable Interest Entities, Newmark also combines any variable interest entities (“VIEs”) of which it is the primary beneficiary.

Loans Held for Sale, at Fair Value (“LHFS”):

Newmark maintains multifamily and commercial mortgage loans for the purpose of sale to government sponsored enterprises (“GSEs”). Prior to funding, Newmark enters into an agreement to sell the loans to third-party investors at a fixed price. During the period prior to sale, interest income is calculated and recognized in accordance with the terms of the individual loan. LHFS are recorded at fair value, as Newmark has elected the fair value option. The primary reasons Newmark has elected to account for loans backed by commercial real estate under the fair value option are to better offset the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges.

Derivative Financial Instruments:

Newmark has loan commitments to extend credit to third parties. The commitments to extend credit are for mortgage loans at a specific rate (rate lock commitments). These commitments generally have fixed expiration dates or other termination clauses and may require a fee. Newmark is committed to extend credit to the counterparty as long as there is no violation of any condition established in the commitment contracts.

Newmark simultaneously enters into a commitment to deliver such mortgages to third-party investors at a fixed price (forward sale contracts).

Both the commitment to extend credit and the forward sale commitment qualify as derivative financial instruments. Newmark recognizes all derivatives on its consolidated balance sheets as assets or liabilities measured at fair value. The change in the derivatives fair value is recognized in current period earnings.

Mortgage Servicing Rights, net (“MSR”):

Newmark initially recognizes and measures the rights to service mortgage loans at fair value and subsequently measures them using the amortization method. Newmark recognizes rights to service mortgage loans as separate assets at the time the underlying originated mortgage loan is sold and the value of those rights is included in the determination of the gain on loans held for sale.

Purchased MSRs, including MSRs purchased from CCRE, are initially recorded at fair value, and subsequently measured using the amortization method.

Newmark receives up to a 3-basis point servicing fee and/or up to a 1-basis point surveillance fee on certain Freddie Mac loans after the loan is securitized in a Freddie Mac pool (Freddie Mac Strip). The Freddie Mac Strip is also recognized at fair value and subsequently measured using the amortization method, but is recognized as a MSR at the securitization date.

MSRs are assessed for impairment, at least on an annual basis, based upon the fair value of those rights as compared to the amortized cost. Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. In using this valuation method, Newmark incorporates assumptions that management believes market participants would use in estimating future net servicing income. It is reasonably possible that such estimates may change. Newmark amortizes the mortgage servicing rights in proportion to, and over the period of, the projected net servicing income. For purposes of impairment evaluation and measurement, Newmark stratifies MSRs based on predominant risk characteristics of the underlying loans, primarily by investor type (Fannie Mae/Freddie Mac, FHA/GNMA, CMBS and other). To the extent that the carrying value exceeds the fair value of a specific MSR strata, a valuation allowance is established, which is adjusted in the future as the fair value of MSRs increases or decreases. Reversals of valuation allowances cannot exceed the previously recognized impairment up to the amortized cost.

Receivables, Net:

Newmark has accrued commission’s receivable from real estate brokerage transactions and management services and servicing fee receivables from contractual management assignments. Receivables are presented net of allowance for doubtful accounts of $16.0 million, $11.4 million and $17.9 million as of December 31, 2017, 2016 and 2015, respectively. The allowance is based on management’s estimate and is reviewed periodically based on the facts and circumstances of each outstanding receivable.

Fixed Assets, Net:

Fixed assets are carried at cost net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The costs of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Fixed assets are depreciated over their estimated useful lives as follows:

Leasehold improvements and other fixed assets	shorter of the remaining term of lease or useful life

Software, including software development costs	3-5 years straight-line

Computer and communications equipment	3-5 years straight line

Long-Lived Assets:

Newmark periodically evaluates potential impairment of long-lived assets and amortizable intangibles, when a change in circumstances occurs, by applying the concepts of U.S. GAAP guidance, Accounting for the Impairment or Disposal of Long-Lived Assets, and assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets. If the undiscounted future cash flows were less than the carrying value of the asset, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Goodwill and Other Intangible Assets, Net:

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in U.S. GAAP guidance, Intangibles—Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. Newmark reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, Newmark first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There was a $6.3 million impairment charge recognized for Newmark’s indefinite-lived intangible assets other than goodwill for the year ended December 31, 2017, and no impairment of indefinite-lived intangible assets other than goodwill was deemed necessary for the years ended December 31, 2016 and 2015.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets arising from business combinations include trademarks and trade names, contractual and non-contractual customers, non-compete agreements and brokerage backlog.

Financial Guarantee Liability:

Newmark recognizes a liability in connection with the guarantee provided to Fannie Mae under the Delegated Underwriting and Servicing Program (DUS) and Freddie Mac under the Targeted Affordable Housing Program (TAH). The financial guarantee liability requires Newmark to make payments to the guaranteed party based on the borrower’s failure to meet its obligations. The liability is adjusted through provisions charged or reversed through operations. The financial guarantee liability is included in “Other liabilities” on Newmark’s consolidated balance sheets.

Transfer of Financial Assets:

Newmark distributes its commercial mortgage loans primarily through the GSEs’ distribution channels, which generally involve (a) Freddie Mac purchasing Newmark’s loans for cash, (b) Fannie Mae securitizing Newmark’s loans into a mortgage-backed security (“MBS”) guaranteed by Fannie Mae and Newmark selling the MBS to a third party for cash, or (c) FHA guaranteeing the credit risk of Newmark’s loans, Newmark issuing a Ginnie Mae MBS collateralized by the loan, and Newmark selling the MBS for cash. As part of its distribution activities, Newmark accounts for the transfer of financial assets in accordance with U.S. GAAP guidance for Transfer and Servicing. In accordance with this guidance, the transfer of financial assets between two entities must meet the following criteria for derecognition and sale accounting:

•	The transfer must involve a financial asset, group of financial assets or a participating interest;

•	The financial assets must be isolated from the transferor and its consolidated affiliates as well as its creditors;

•	The transferee or beneficial interest holders must have the right to pledge or exchange the transferred financial assets; and

•	The transferor may not maintain effective control of the transferred assets.

Newmark determined that all loans sold during the periods presented met these specific conditions and accounted for all transfers of loans held for sale as completed sales.

Warehouse Notes Payable:

Warehouse notes payable are borrowings under warehouse line agreements. The carrying amounts approximate fair value due to the short-term maturity of these instruments. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third-party purchase commitments. The borrowing rates on the warehouse lines are based on short-term LIBOR plus applicable margins. Accordingly, warehouse notes payable are typically classified within Level 2 of the fair value hierarchy.

Income Taxes:

Newmark accounts for income taxes using the asset and liability method as prescribed in U.S. GAAP guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners, rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in Newmark’s consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in Newmark’s consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions.

Newmark’s income taxes as presented are calculated on a separate return basis, although Newmark’s operations have historically been included in BGC’s U.S. federal and state tax returns or separate non-U.S. jurisdictions tax returns. As Newmark operations in many jurisdictions are unincorporated commercial units of BGC and its subsidiaries, stand-alone tax returns have not been filed for the operations in these jurisdictions. Accordingly, Newmark’s tax results as presented are not necessarily reflective of the results that Newmark would have generated on a stand-alone basis.

Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from Newmark’s estimates under different assumptions or conditions. Newmark recognizes interest and penalties related to uncertain tax positions in “Provision for income taxes” in Newmark’s consolidated statements of operations. Newmark recognizes interest and penalties related to income tax matters in “Operating, administrative and other” in Newmark’s consolidated statements of operations.

A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. In assessing the need for a valuation allowance, Newmark considers all available evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years, estimates of future taxable income and the feasibility of tax planning strategies.

The measurement of current and deferred income tax assets and liabilities is based on provisions of enacted tax laws and involves uncertainties in the application of tax regulations in the U.S. and other tax jurisdictions. Because Newmark’s interpretation of complex tax law may impact the measurement of current and deferred income taxes, actual results may differ from these estimates under different assumptions regarding the application of tax law.

On December 22, 2017, “H.R.1,” formerly known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), was signed into law in the U.S. The 2017 Tax Act is expected to have a favorable impact on Newmark’s effective tax rate and net income as reported under generally accepted accounting principles both in the first quarter of 2018 and subsequent reporting periods to which the 2017 Tax Act is effective. The final impact of the 2017 Tax Act may differ from Newmark’s estimate for the provision for income taxes, possibly materially, due to, among other things, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by Newmark as a result of the 2017 Tax Act.

Because of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, Newmark continues to evaluate this provision of the 2017 Tax Act. Under U.S. generally accepted accounting principles, Newmark can elect an accounting policy choice to either (a) treat future taxes related to GILTI as a current period expense when incurred (“period cost method”) or (b) factor amounts related to GILTI into Newmark’s measurement of its deferred taxes (“deferred method”). Newmark’s accounting for the effects of the GILTI tax law provisions is incomplete at this time, and therefore, it is not yet able to reasonably estimate the effect of this provision of the 2017 Tax Act. Accordingly, Newmark has not made any adjustments with respect to potential GILTI tax in its financial statements, nor has an accounting policy decision been made with respect to GILTI.

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act. While Newmark is able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the 2017 Tax Act may differ from these estimates, due to, among other things, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by Newmark as a result of the 2017 Tax Act.

Equity-Based and Other Compensation:

Newmark accounts for equity-based compensation under the fair value recognition provisions. Equity-based compensation expense recognized during the period is based on the value of the portion of equity-based payment awards that is ultimately expected to vest. The grant-date fair value of equity-based awards is amortized to expense ratably over the awards’ vesting periods. As equity-based compensation expense recognized in the Newmark’s consolidated statements of operations is based on awards ultimately expected to vest, it has been reviewed for estimated forfeitures. Further, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units:

Restricted stock units (“RSUs”) provided to certain Newmark employees by BGC and are accounted for as equity awards, and in accordance with U.S. GAAP Newmark is required to record an expense for the portion of the RSUs that is ultimately expected to vest. The grant-date fair value of RSUs is amortized to expense ratably over the awards’ vesting periods. The amortization is reflected as non-cash equity-based compensation expense in Newmark’s consolidated statements of operations.

Limited Partnership Units:

Limited partnership units in BGC Holdings and Newmark Holdings are held by Newmark employees and receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units” in Newmark’s consolidated statements of operations.

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards under U.S. GAAP guidance, which requires that Newmark record an expense for such awards based on the change in value at each reporting period and include the expense in the Newmark’s consolidated statements of operations as part of “Compensation and employee benefits.” The liability for limited partnership units with a post-termination payout amount is included in “Accrued compensation” on the Newmark’s consolidated balance sheets.

Certain limited partnership units held by Newmark employees are granted exchangeability into Class A common stock of BGC and Newmark on a one-for-one basis (subject to adjustment). At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grants of exchangeability to limited partnership units” in Newmark’s consolidated statements of operations.

BGC and Newmark have also awarded Preferred Units held by Newmark employees. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”), which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into BGC or Newmark Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in Newmark’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Allocations of net income and grants of exchangeability to limited partnership units” in Newmark’s consolidated statements of operations.

Redeemable Partnership Interest:

Redeemable partnership interest represents limited partnership interests in Newmark Holdings held by founding/working partners. (See Note 2—Limited Partnership Interests and Newmark Holdings for additional information related to the founding/working partner units.)

Loans, Forgivable Loans and Other Receivables from Employees and Partners:

Newmark has entered into various agreements with certain of its employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, Newmark may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. Management reviews the loan balances each reporting period for collectability. If Newmark determines that the collectability of a portion of the loan balances is not expected, Newmark recognizes a reserve against the loan balance. This reserve is included in “compensation and employee benefits” in Newmark’s consolidated statements of operations.

Noncontrolling Interest in Subsidiaries:

Noncontrolling interest in subsidiaries represents third-party and Cantor’s ownership interests in Newmark’s consolidated subsidiaries. Cantor units receive allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “net income (loss) attributable to noncontrolling interest in subsidiaries” in the Newmark’s consolidated statements of operations.

(4)	Acquisitions

On September 8, 2017, Newmark acquired from CCRE 100% of the equity of BPF. The Berkeley Point Acquisition has been determined to be a combination of entities under common control that resulted in a change in the reporting entity (see Note 1—Organization and Basis of Presentation).

The assets and liabilities of BPF have been recorded in Newmark’s consolidated balance sheets at the seller’s historical carrying value. The excess of the purchase price over BPF’s net assets was accounted for as an equity transaction for the year ended December 31, 2017 (the period in which the transaction occurred). (See Note 1—Organization and Basis of Presentation for additional information.)

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the carrying amounts of existing assets and liabilities and their respective tax basis. Accordingly, a deferred tax asset of $108.6 million has been contributed to Newmark for the period ended December 31, 2017 for the basis difference between BPF’s net assets and its tax basis.

On January 13, 2017, Newmark acquired a San Francisco based advisory firm, Regency Capital Partners (“Regency”). Regency specializes in structured debt and equity for large office and multi-family developments.

On July 26, 2017, Newmark acquired an approximately 50% controlling interest in a joint venture. Cantor owns a noncontrolling interest of 25% of the company, which is headquartered in New York, NY and specializes in commercial real estate due diligence.

In September 2017, Newmark completed the acquisition of six former Integra Realty Resources offices (Washington DC, Baltimore, Willmington, DE, New York/New Jersey, Philadelphia and Atlanta offices). These firms specialize in valuation services, and the acquisition provides Newmark with greater geographic coverage.

For the year ended December 31, 2017, the following tables summarize the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired and liabilities assumed, for all acquisitions other than the Berkeley Point Acquisition, based on the fair values of the acquisition date. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur.

As of the Acquisition Date
Assets
Cash and cash equivalents	$3,903
Goodwill	64,291
Intangibles assets, net	3,188
Other assets	9,234

Total Assets	80,616

Current liabilities
Accounts payable, accrued expenses and other liabilities	7,119

Total Liabilities	7,119

Noncontrolling interest	19,145

Net assets acquired	$54,352

The total consideration for acquisitions during the year ended December 31, 2017 was approximately $55.6 million in total fair value, comprised of cash, and BGC Holdings limited partnership units. The total consideration included contingent consideration of approximately 477,169 BGC’s Holding partnership units (with an acquisition date fair value of approximately $5.0 million) and $1.3 million in cash that may be issued contingent on certain targets being met through 2020. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $64.3 million, of which $45.4 million is deductible by Newmark for tax purposes.

These acquisitions are accounted for using the purchase method of accounting. The results of operations of these acquisitions have been included in Newmark’s consolidated financial statements subsequent to their respective dates of acquisition, which in aggregate contributed $13.1 million to Newmark’s revenue for the year ended December 31, 2017.

On February 26, 2016, Newmark completed the acquisition of Rudesill-Pera Multifamily, LLC (“Memphis Multifamily”). Memphis Multifamily is a multifamily brokerage firm operating in Memphis and the Mid-South Region.

On June 17, 2016, Newmark completed the acquisition of The CRE Group, Inc. (“CRE Group”). CRE Group is a real estate services provider focused on the project management, construction management and Leadership in Energy and Environmental Design (“LEED”) consulting.

On September 13, 2016, Newmark acquired several management agreement contracts from John Buck Company, LLC and Buck Management Group, LLC.

On September 30, 2016, Newmark completed the acquisition of Continental Realty, Ltd. (“Continental Realty”), a Columbus, Ohio based company. Continental Realty specializes in commercial realty brokerage and property management throughout Ohio.

On October 18, 2016, the Company announced that it had completed the acquisition of Newmark Grubb Mexico City. Newmark Grubb Mexico City is a tenant advisory firm in the Mexico City area.

On December 14, 2016, the Company completed the acquisition of Walchle Lear Multifamily Advisors (“Walchle Lear”). Walchle Lear is a Jacksonville, Florida based multifamily company specializing in investment sales.

For the year ended December 31, 2016, the following tables summarize the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired and liabilities assumed, for all other acquisitions based on the fair values of the acquisition date:

As of the Acquisition Date
Assets
Cash and cash equivalents	$851
Receivables, net	922
Goodwill	19,818
Intangibles assets, net	7,265
Other assets	452

Total Assets	29,308

Current liabilities
Accounts payable and accrued expenses	1,981
Deferred consideration	5,723
Accrued compensation	703

Total Liabilities	8,407

Net assets acquired	$20,901

Goodwill includes the in-place workforce, which allows Newmark to continue serving its existing client base, begin marketing to potential new clients and avoid significant costs reproducing the workforce.

The total consideration for acquisitions during the year ended December 31, 2016 was approximately $26.6 million in total fair value, comprised of cash, shares of BGC’s common stock and BGC Holdings limited partnership units. The total consideration included contingent consideration of approximately 166,894 restricted shares of BGC’s Class A common stock (with an acquisition date fair value of approximately $1.5 million), 285,354 BGC Holdings limited partnership units (with an acquisition date fair value of approximately $2.6 million) and $5.6 million in cash that may be issued contingent on certain targets being met through 2021.

The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $19.8 million, of which $1.0 million is deductible by Newmark for tax purposes.

During the year ended December 31, 2016, an agreement with the sellers of a prior acquisition was entered into, whereby certain consideration was reduced, which resulted in the return to BGC of 1,600,000 partnership units (with an acquisition date fair value of $14.9 million), the reduction of future cash earn-outs of $17.3 million and a repayment to Newmark of $1.0 million in cash. As a result, Newmark recognized $18.3 million (comprised of $17.3 million earn-out reduction and $1.0 million cash received) in “Other income (loss)” in Newmark’s consolidated statements of operations.

These acquisitions are accounted for using the purchase method of accounting. The results of operations of these acquisitions have been included in Newmark’s consolidated financial statements subsequent to their respective dates of acquisition, which in aggregate contributed $8.4 million to Newmark’s revenues for the year ended December 31, 2016.

Consideration for all acquisitions was paid or issued by BGC. BGC then subsequently contributed the net assets (inclusive of goodwill and intangible assets) of the acquired companies to Newmark. This is reflected as a Contribution within BGC’s net investment in Newmark in the consolidated statements of changes in equity.

(5)	Earnings Per Share and Weighted-Average Shares Outstanding

U.S. GAAP guidance—Earnings Per Share provides guidance on the computation and presentation of earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing Net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to the Newmark’s outstanding common stock, FPUs, limited partnership units, Cantor units and BGC units (see Note 2—Limited Partnership Interest in Newmark Holdings).

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Basic earnings (loss) per share:
Net income (loss) available to common stockholders	$144,492	$168,401	$(2,803)

Basic weighted-average shares of common stock outstanding	133,413	N/A	N/A

Basic earnings (loss) per share	$1.08	N/A	N/A

Fully diluted EPS is calculated utilizing net income (loss) available to common stockholders plus net income allocations to the limited partnership interests in Newmark Holdings as the numerator. The denominator comprises Newmark’s weighted-average number of outstanding shares of common stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock, stock options and RSUs. The limited partnership interests generally are potentially exchangeable into shares of Class A common stock and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Fully diluted (loss) earnings per share
Net income (loss) available to common stockholders	$144,492	$168,401	$(2,803)
Allocations of net income (loss) to limited partnership interests in BGC Holdings and Newmark Holdings, net of tax[1]	(27,275)	N/A	N/A

Net income (loss) for fully diluted shares	$117,217	N/A	N/A

Weighted-average shares:
Common stock outstanding	133,413	N/A	N/A
Partnership units[2]	4,725	N/A	N/A
Other	260	N/A	N/A

Fully diluted weighted-average shares of common stock outstanding	138,398	N/A	N/A

Fully diluted earnings (loss) per share	$0.85	N/A	N/A

[1]	Allocations of net income (loss) to limited partnership interest in BGC Holdings and Newmark Holdings, net of tax consist solely of losses relating to the post-IPO period.
[2]	Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—Limited Partnership Interest in Newmark Holdings for more information).

For the year ended December 31, 2017, there were no potentially dilutive securities that would have had an anti-dilutive effect.

(6)	Marketable Securities

On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq. The total consideration received in the transaction included an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The earn-out was excluded from the initial gain on the divestiture and is recognized in income as it is realized and earned when these contingent events have occurred, consistent with the accounting guidance for gain contingencies (the “Nasdaq Earn-Out”). The remaining rights under the Nasdaq Earn-Out were transferred to Newmark on September 28, 2017. Any Nasdaq shares that were received by BGC prior to September 28, 2017 were not transferred to Newmark.

In connection with the NASDAQ Earn-Out, Newmark received 992,247 shares during the year ended December 31, 2017, and accordingly, Newmark recognized a gain of $77.0 million which is included in “Other income, net” in Newmark’s consolidated statements of operations. Newmark will receive a remaining Earn-Out of up to 9,922,470 shares of Nasdaq common stock ratably over the next approximately 10 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. In November of 2017, Newmark sold 242,247 shares of the 992,247 Nasdaq shares received. The market value of the securities sold was $18.7 million. Newmark recognized a loss on the sale of these securities of $0.1 million. Newmark also recorded an unrealized loss of $0.6 million on the mark to market of these securities, which is included in “Other income, net” in Newmark’s consolidated statement of operations. As of December 31, 2017, Newmark had $57.6 million included in “marketable securities” on its consolidated balance sheet (see Note 17—Secured Loans)

(7)	Cost and Equity Method Investments

Newmark has an investment in Real Estate LP a joint venture with Cantor in which Newmark has a less-than-majority ownership and has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. For the year ended, 2017, Newmark recognized $1.6 million of equity income included in “Other income, net” in its consolidated statements of operations. As of December 31, 2017, Newmark had $101.6 million in an equity method investment, which represents a 27% ownership in Real Estate LP and is included in “Other assets” in Newmark’s consolidated balance sheets.

Newmark had previously acquired investments for which it does not have the ability to exert significant influence over operating and financial policies. The investments are generally accounted for using the cost method of accounting in accordance with U.S. GAAP guidance, Investments—Other. As of December 31, 2017 and December 31, 2016, the carrying value of the cost method investments were $6.0 million and $2.9 million, respectively. These investments are included in “Other assets” in Newmark’s consolidated balance sheets.

(8)	Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s consolidated financial statements. Management believes that, as of December 31, 2017 and 2016, Newmark has met all capital requirements. As of December 31, 2017, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $347.4 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing Program (“TAH”). These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of December 31, 2017 and 2016, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. At each of December 31, 2017 and 2016, outstanding borrower advances were approximately $0.1 million and are included in “Other assets” in Newmark’s consolidated balance sheets.

(9)	Loans Held for Sale, at fair value

ASC 825, Financial Instruments, provides entities with an option to measure financial instruments at fair value. Newmark initially and subsequently measures all loans held for sale at fair value on the accompanying consolidated balance sheets. The fair value measurement falls within the definition of a Level 2 measurement (significant other observable inputs) within the fair value hierarchy. Loans held for sale represent originated loans that are typically sold within 45 days from the date of the mortgage loan is funded. Electing to use fair value allows a better offset of the change in the fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. Loans held for sale had a cost basis and fair value as follows (in thousands):

	Cost Basis	Fair Value
December 31, 2017	$360,440	$362,635
December 31, 2016	1,074,429	1,071,836

As of December 31, 2017 and 2016, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. Interest income on loans held for sale was $30.6 million, $21.2 million and $13.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Interest income on loans held for sale in included in “Management services, servicing fees and other” in Newmark’s consolidated statements of operations.

(10)	Derivatives

Newmark accounts for its derivatives at fair value, and recognized all derivatives as either assets or liabilities in its consolidated balance sheets. In its normal course of business, Newmark enters into commitments to extend credit for mortgage loans at a specific rate (rate lock commitments) and commitments to deliver these loans to third-party investors at a fixed price (forward sale contracts). These transactions are accounted for as derivatives.

The fair value of derivative contracts, computed in accordance with the Newmark’s netting policy, is set forth below (in thousands):

	December 31, 2017			December 31, 2016
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Forwards	$3,753	$657	$541,359	$17,824	$—	$1,276,032
Rate lock commitments	2,923	2,390	180,918	2,100	9,670	201,603

Total	$6,676	$3,047	$722,277	$19,924	$9,670	$1,477,635

1)	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and does not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gains from mortgage banking activities, net” in Newmark’s consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $1.4 million, $0.7 million and $0.5 million of expenses for the years ended December 31, 2017, 2016 and 2015, respectively, which are reported as part of “Compensation and employee benefits” in the Newmark’s consolidated statements of operations.

The fair value of Newmark’s derivatives for rate lock commitments and forward sale contracts are as follows (in thousands) and are included in “Gains from mortgage banking activities, net” and “Compensation and employee benefits” in the consolidated statements of operations:

	Location of gain (loss) recognized in income for derivatives	For the Years Ended December 31,
		2017	2016	2015
Derivatives not designed as hedging instruments:
Rate lock commitments	Gains from mortgage banking activities, net	$1,953	$284	$484
Rate lock commitments	Compensation and employee benefits	(1,420)	(724)	(463)
Forward sale contracts	Gains from mortgage banking activities, net	3,096	8,101	5,223

		$3,629	$7,661	$5,244

Derivative assets and derivative liabilities are included in “Other current assets” and the current portion of “Accounts payable, accrued expenses and other liabilities,” respectively.

(11)	Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit

Newmark is a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provides Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss sharing (see Note 20—Financial Guarantee Liability) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman will also reimburse Newmark for any losses incurred due to violation of underwriting and serving agreements that occurred prior to March 9, 2012. For the years ended December 31, 2017 and 2016 there were no reimbursements under this agreement. For the year ended December 31, 2015, there were two reimbursements under this agreement for a total of $1.2 million.

Credit enhancement receivable

At December 31, 2017, Newmark had $18.8 billion of credit risk loans in its servicing portfolio with a maximum pre-credit enhancement loss exposure of $5.3 billion. Newmark had a form of credit protection from DB Cayman on $4.2 billion of credit risk loans with a maximum loss exposure coverage of $1.2 billion. The amount of the maximum loss exposure without any form of credit protection from DB Cayman was $4.1 billion.

At December 31, 2016, Newmark had $16.9 billion of credit risk loans in its servicing portfolio with a maximum pre-credit enhancement loss exposure of $4.7 billion. Newmark had a form of credit protection from DB Cayman on $5.5 billion of credit risk loans with a maximum loss exposure coverage of $1.6 billion. The amount of the maximum loss exposure without any form of credit protection from DB Cayman was $3.1 billion.

Credit enhancement receivables as of December 31, 2017 and 2016 and were $10 thousand and $156 thousand, respectively, and are included in “Other assets” in Newmark’s consolidated balance sheets.

Credit enhancement deposit

The CEA required the DB Entities to deposit $25 million into Newmark’s Fannie Mae restricted liquidity account (see Note 8—Capital and Liquidity Requirements), which Newmark is required to return to DB Cayman, less any outstanding claims, on March 5, 2021. The $25 million deposit is included in “Restricted cash” and the offsetting liability in “Other long-term liabilities” in Newmark’s consolidated balance sheets.

Contingent liability

Under the CEA, Newmark is required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012.

Contingent liabilities as of December 31, 2017 and 2016 were $10.7 million and $10.3 million, respectively and are included in “Other liabilities” in Newmark’s consolidated balance sheets.

(12)	Gains from mortgage banking activities, net

Gains from mortgage banking activities, net consists of the following activity (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Loan origination related fees and sales premiums, net	$85,030	$69,026	$47,303
Fair value of expected net future cash flows from servicing recognized at commitment, net	120,970	124,361	68,001

Gains from mortgage banking activities, net	$206,000	$193,387	$115,304

(13)	Mortgage Servicing Rights, net (MSR)

A summary of the activity in mortgage servicing rights by class for the years ended December 31, 2017 and 2016 is as follows (in thousands):

	For the Years Ended December 31,
Mortgage Servicing Rights	2017	2016
Beginning Balance	$347,558	$271,849
Additions	123,902	126,547
Purchases from an affiliate	2,055	3,905
Purchases from third parties	—	3,771
Amortization	(74,166)	(58,514)

Ending Balance	$399,349	$347,558

Valuation Allowance
Beginning Balance	$(7,742)	$(7,936)
Decrease	1,019	194

Ending Balance	$(6,723)	$(7,742)

Net balance	$392,626	$339,816

On July 21, 2016, Newmark purchased the mortgage servicing rights to a portfolio of FHA/GNMA construction loans from an unaffiliated third party for $3.8 million.

Servicing fees are included in “Management services, servicing fees and other” in Newmark’s consolidated statements of operations and are as follows (in thousands):

	For the years ended
	December 31, 2017	December 31, 2016	December 31, 2015
Servicing fees	$95,373	$78,527	$66,211
Escrow interest and placement fees	9,328	3,771	2,508
Ancillary fees	5,740	5,373	5,637

Total servicing fees and escrow interest	$110,441	$87,671	$74,356

Newmark’s primary servicing portfolio at December 31, 2017 and 2016 was approximately $54.2 billion and $50.6 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio at December 31, 2017 and 2016 was $3.8 billion and $5.1 billion, respectively.

The estimated fair value of the MSRs at December 31, 2017 and 2016 was $418.1 and $344.9 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flows assumptions used are based on assumptions Newmark believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. An increase in discount rate of 100 bps or 200 bps would result in a decrease in fair value by $11.8 million and $23.0 million, respectively, at December 31, 2017. An increase in discount rate of 100 bps or 200 bps would result in a decrease in fair value by $9.9 million and $19.3 million, respectively, at December 31, 2016.

(14)	Goodwill and Other Intangible Assets, Net of Accumulated Amortization

The changes in the carrying amount of goodwill for the year ended December 31, 2017 and 2016 were as follows (in thousands):

Balance at December 31, 2015	$393,028
Acquisitions	17,086
Measurement period adjustments	2,732

Balance at December 31, 2016	412,846
Acquisitions	64,291
Measurement period adjustments	395

Balance at December 31, 2017	$477,532

During the years ended December 31, 2017, Newmark recognized additional goodwill and measurement period adjustments of approximately $64.3 million and $0.4 million, respectively. See Note 4—Acquisitions for more information.

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing during the fourth quarter of 2017, which did not result in any goodwill impairment.

Other intangible assets consisted of the following at December 31, 2017 and 2016 (in thousands, except weighted average life):

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$4,400	$—	$4,400	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Finite life:
Trademark and trade names	7,061	(6,030)	1,031	0.2
Non-contractual customers	7,950	(1,495)	6,455	2.5
License agreements	4,981	(1,298)	3,683	0.9
Non-compete agreements	3,606	(496)	3,110	1.2
Contractual customers	1,452	(602)	850	0.2
Below market leases	15	(13)	2	—

	$34,855	$(9,934)	$24,921	5.0

	December 31, 2016
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted - Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$10,735	$—	$10,735	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Finite life:
Trademark and trade names	6,460	(4,228)	2,232	0.2
Non-contractual customers	5,648	(878)	4,770	2.7
License agreements	4,981	(298)	4,683	1.6
Contractual customers	1,452	(354)	1,098	0.3
Brokerage backlog	1,101	(245)	856	0.1
Non-compete agreements	828	(282)	546	0.2
Below market leases	15	(13)	2	—

	$36,610	$(6,298)	$30,312	5.1

Intangible amortization expense for the years ended December 31, 2017 and 2016 was $11.1 million and $4.1 million, respectively. Intangible amortization is included as a part of “Depreciation and amortization” in Newmark’s consolidated statements of operations. Included in intangible amortization for the year ended December 31, 2017 is an impairment charge of $6.3 million related to the impairment of the Grubb tradename. The impairment resulted from Newmark no longer doing business as Newmark Grubb Knight Frank.

The estimated future amortization of definite life intangible assets as of December 31, 2017 was as follows (in thousands):

2018	$3,704
2019	3,310
2020	3,067
2021	2,326
2022 and thereafter	2,724

Total	$15,131

(15)	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Leasehold improvements and other fixed assets	$77,313	$63,194
Software, including software development costs	17,395	13,971
Computer and communications equipment	15,878	13,291

	110,586	90,456

Accumulated depreciation and amortization	(45,764)	(34,006)

	$64,822	$56,450

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $12.2 million, $9.9 million and $7.3 million, respectively. Depreciation expense is included as a part of “Depreciation and amortization” in Newmark’s consolidated statement of operations.

For the years ended December 31, 2017 and 2016, $1.1 million and $0.5 million of software development costs were capitalized, respectively. Amortization of software development costs totaled $0.4 million, $0.9 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization of software development costs is included as part of “Operating, administrative and other” in Newmark’s consolidated statements of operations.

(16)	Other Assets

Other current assets consisted of the following (in thousands):

	As of December 31,
	2017	2016
Prepaid expenses	$12,708	$10,728
Derivative assets	6,676	19,924
Rent and other deposits	1,479	2,585
Other	131	132

	$20,994	$33,369

Non-current other assets consisted of the following (in thousands):

	As of December 31,
	2017	2016
Equity method investment	$101,562	$—
Deferred tax assets(a)	168,594	23,075
Cost method investments	6,005	2,896
Other	2,299	2,389

	$278,460	$28,360

(a)	Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the carrying amounts of existing assets and liabilities and their respective tax basis. Accordingly, a deferred tax asset of $108.6 million has been contributed to Newmark for the year ended December 31, 2017 for the basis difference between BPF’s net assets and its tax basis.

(17)	Secured Loans

As of December 31, 2017, Newmark had securities loaned transactions of $57.6 million with Cantor. The market value of the securities lent was $57.6 million. As of December 31, 2017, the cash collateral received from Cantor bore interest rates ranging from 3.1% to 3.25%. Securities loaned transactions are included in “Securities loaned” in Newmark’s consolidated balance sheets.

(18)	Warehouse Notes Payable

Newmark uses its warehouse lines and repurchase agreements to fund mortgage loans originated under its various lending programs. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third-party purchase commitments. As of December 31, 2017, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2017	Stated Spread to One Month LIBOR	Rate Type
Warehouse line due June 20, 2018	$450,000	$—	$60,715	130 bps	Variable
Warehouse line due September 25, 2018	200,000	—	107,383	130 bps	Variable
Warehouse line due October 11, 2018	300,000	—	174,102	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	18,240	120 bps	Variable

	$950,000	$325,000	$360,440

As of December 31, 2016, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2016	Stated Spread to One Month LIBOR	Rate Type
Warehouse line due April 21, 2017	$450,000	$—	$43,356	135 bps	Variable
Warehouse line due September 25, 2017	200,000	—	34,628	135 bps	Variable
Warehouse line due October 12, 2017	200,000	—	23,833	135 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	156,152	120 bps	Variable

	$850,000	$325,000	$257,969

Newmark is required to meet a number of financial covenants, including maintaining a minimum of $15.0 million of cash and cash equivalents. Newmark was in compliance with all covenants on December 31, 2017 and December 31, 2016 and for the years ended December 31, 2017 and 2016.

(19)	Long-Term Debt and Long-Term Debt Payable to Related Parties

Long-term debt and long-term debt payable to related parties consisted of the following (in thousands):

	As December 31,
	2017	2016
Converted Term Loan	$400,000	$—
Term Loan	270,710	—

Long-term debt	670,710	—

2019 Promissory Note	300,000	—
2042 Promissory Note	112,500	—

Total long term debt	$1,083,210	$—

Converted Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. The maturity date of the facility is September 8, 2019. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin, which ranges from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Since there were amounts outstanding under the term loan facility as of December 31, 2017, the pricing increased by 50 basis points until the term loan facility is paid in full, and if there are any amounts outstanding under the term loan facility as of June 30, 2018, the pricing shall increase by an additional 75 basis points (125 basis points in the aggregate) until the term loan facility is paid in full. From and after the repayment in full of the term loan facility, the pricing shall return to the levels previously described. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the BGC under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. As of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan (the “Converted Term Loan”). BGC remains a borrower under, and retains access to, the revolving credit facility for any future draws, subject to availability which increases as Newmark repays the Converted Term Loan. As of December 31, 2017, there were $400.0 million of borrowings outstanding under the Converted Term Loan. As of December 31, 2017, the interest rate on the Converted Term Loan was 4.21%. Newmark recorded interest expense related to the Converted Term Loan of $0.7 million for the year ended December 31, 2017.

Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The term loan credit agreement provides for loans of up to $575.0 million. The maturity date of the agreement is September 8, 2019. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Since there were amounts outstanding under the term loan facility as of December 31, 2017, the pricing increased by 50 basis points until the term loan facility is paid in full and if there are any amounts outstanding under the term loan facility as of June 30, 2018, the pricing shall increase by an additional 75 basis points (125 basis points in the aggregate) until the term loan facility is paid in full. From and after the repayment in full of the term loan facility, the pricing shall return to the levels previously described. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the BGC as borrower under the senior term loan (the “Term Loan”). The Term Loan is also subject to mandatory prepayment from 100% of net cash proceeds of all material asset sales and debt and equity issuances (subject to certain customary exceptions, including sales under the BGC’s CEO sales program). The proceeds from the IPO net of underwriting discounts of approximately $304.3 million have been used to partially repay the Term Loan. The proceeds from the exercise by the underwriters of their option to purchase additional shares of Newmark Class A Common Stock in the IPO will also be used to partially repay the Term Loan. As of December 31, 2017, there were $270.7 million of borrowings outstanding under the Term Loan. As of December 31, 2017, the interest rate on this facility was 4.21%. Newmark recorded interest expense related to the Term Loan of $0.7 million for the year ended December 31, 2017. Subsequent to December 31, 2017, the Term Loan was repaid in full, see Note 29—Subsequent Events, for additional information.

As of December 31, 2017 the carrying value of the Converted Term Loan and Term Loan approximated the fair value.

On December 13, 2017, in connection with the Separation, Newmark assumed from BGC an aggregate of $300.0 million principal amount of its 2019 Promissory Note due December 9, 2019 and $112.5 million principal amount of its 2042 Promissory Note due June 26, 2042. Newmark’s Senior Notes are recorded at amortized cost.

As of December 31, 2017, the carrying amounts and estimated fair values of the Senior Notes were as follows (in thousands):

	Carrying Amount	Fair Value
2019 Promissory Note	$300,000	$313,125
2042 Promissory Note	112,500	116,550

	$412,500	$429,675

The fair value of the Senior Notes were determined using observable market prices as these securities are traded and are considered Level 1 within the fair value hierarchy as they are deemed to be actively traded.

For the year ended December 31, 2017, Newmark recorded interest expense on its 2019 Promissory Note and 2042 Promissory Note in the amount of $0.8 million and $0.5 million, respectively. These Senior Notes are included in “long-term debt payable to related parties” on Newmark’s consolidated balance sheets.

(20)	Financial Guarantee Liability

Newmark shares risk of loss for loans originated under the Fannie Mae DUS and Freddie TAH programs and could incur losses in the event of defaults under or foreclosure of these loans. Under the guarantee, Newmark’s maximum contingent liability to the extent of actual losses incurred is approximately 33% of the outstanding principal balance on Fannie Mae DUS or Freddie TAH loans. Risk sharing percentages are established on a loan-by-loan basis when originated, with most loans at 33% and “modified” loans at lower percentages. Under certain circumstances, risk sharing percentages can be revised subsequent to origination or Newmark could be required to repurchase the loan. In the event of a loss resulting from a catastrophic event that is not required to be covered by borrowers’ insurance policies, Newmark can recover the loss under its mortgage impairment insurance policy. Any potential recovery is subject to the policy’s deductibles and limits.

At December 31, 2017, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $18.8 billion with a maximum potential loss of approximately $5.3 billion, of which $1.2 billion is covered by the Credit Enhancement Agreement (see Note 11—Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit).

At December 31, 2016, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $16.9 billion with a maximum potential loss of approximately $4.7 billion, of which $1.6 billion is covered by the Credit Enhancement Agreement (see Note 11—Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit).

For the years ended December 31, 2017 and 2016, changes on the estimated liability under the guarantee liability were as follows:

Financial guarantee liability (in thousands)
Balance at December 31, 2015	$(288)
Increase to provision	(125)

Balance at December 31, 2016	$(413)

Reversal of provision	359

Balance at December 31, 2017	$(54)

In order to monitor and mitigate potential losses, Newmark uses an internally developed loan rating scorecard for determining which loans meet Newmark’s criteria to be placed on a watch list. Newmark also calculates default probabilities based on internal ratings and expected losses on a loan-by-loan basis. This methodology uses a number of factors including, but not limited to, debt service coverage ratios, collateral valuation, the condition of the underlying assets, borrower strength and market conditions.

See Note 11—Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit for further explanation of credit protection provided by DB Cayman. The provisions for risk sharing were include in “Operating, administrative and other” in Newmarks consolidated statements of operations was as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Increase (decrease) to financial guarantee liability	$(359)	$125	$(1,178)
Decrease (increase) to credit enhancement asset	147	101	1,043
Increase to contingent liability	6	5	54

Total expense	$(206)	$231	$(81)

(21)	Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 20—Financial Guarantee Liability). As of December 31, 2017, 26% of $5.3 billion of the maximum loss (see Note 20—Financial Guarantee Liability) was for properties located in California. As of December 31, 2016, 29% of $4.7 billion of the maximum loss (see Note 20—Financial Guarantee Liability) was for properties located in California.

(22)	Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to approximately $0.8 billion and $1.1 billion, as of December 31, 2017 and 2016, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

(23)	Fair Value of Financial Assets and Liabilities

U.S. GAAP guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 measurements—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 measurements—Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

•	Level 3 measurements—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance at December 31, 2017 and 2016 (in thousands):

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$57,623	$—	$—	$57,623
Loans held for sale	—	362,635	—	362,635
Rate lock commitments	—	—	2,923	2,923
Forwards	—	—	3,753	3,753

Total assets	$57,623	$362,635	$6,676	$426,934

Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$23,711	$23,711
Rate lock commitments	—	—	2,390	2,390
Forwards	—	—	657	657

Total Liabilities	$—	$—	$26,758	$26,758

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
Loans held for sale	$—	$1,071,836	$—	$1,071,836
Forwards	—	—	17,824	17,824
Rate lock commitments	—	—	2,100	2,100

Total assets	$—	$1,071,836	$19,924	$1,091,760

Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$38,713	$38,713
Rate lock commitments	—	—	9,670	9,670

Total Liabilities	$—	$—	$48,383	$48,383

There were no transfers among level 1, 2 and level 3 for the year ended December 31, 2017 and 2016.

Derivative instruments are outstanding for short periods of time (generally less than 60 days). A roll forward of derivative instruments and contingent consideration (level 3) that require valuation based upon significant unobservable inputs is presented below (in thousands):

	As of December 31, 2017
	Opening Balance	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance	Unrealized (gains) losses outstanding as of December 31, 2017
Accounts payable, accrued expenses and other liabilities—contingent consideration	$38,713	$2,675	$1,263	$(18,940)	$23,711	$2,675
Rate lock commitments and forwards, net	10,254	3,629	—	(10,254)	3,629	3,629

	$48,967	$6,304	$1,263	$(29,194)	$27,340	$6,304

	As of December 31, 2016
	Opening Balance	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance	Unrealized (gains) losses outstanding as of December 31, 2016
Accounts payable, accrued expenses and other liabilities—contingent consideration	$58,631	$(14,512)	$6,019	$(11,425)	$38,713	$2,343
Rate lock commitments and forwards, net	6,300	10,254	—	(6,300)	10,254	10,254

	$64,931	$(4,258)	$6,019	$(17,725)	$48,967	$12,597

(1)	Realized losses are reported in “Other income, net” in Newmark’s consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

December 31, 2017
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$23,711	Discount rate—6.43% weighted average rate(a)
Derivative assets and liabilities:			Financial forecast information
Forward sale contracts	$3,753	$657	Counterparty credit risk
Rate lock commitments	$2,923	$2,390	Counterparty credit risk

December 31, 2016
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs
Accounts payable, accrued expenses and other liabilities:			Discount rate—4.99% weighted average rate(a)
Contingent consideration	$—	$38,713	Financial forecast information
Derivative assets and liabilities:
Forward sale contracts	$2,100	$—	Counterparty credit risk
Rate lock commitments	$17,824	$9,670	Counterparty credit risk

(a)	Newmark’s estimate of contingent consideration as of December 31, 2017 and 2016 was based on the acquired business’ projected future financial performance, including revenues.

Valuation Processes - Level 3 Measurements

Both the rate lock commitments to borrowers and the forward sale contracts to investors are derivatives and, accordingly, are marked to fair value through Newmark’s consolidated statements of operations. The fair value of Newmark’s rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

•	The assumed gain/loss of the expected loan sale to the investor, net of employee benefits;

•	The expected net future cash flows associate with servicing the loan;

•	The effects of interest rate movements between the date of the rate lock and the balance sheet date; and

•	The nonperformance risk of both the counterparty and Newmark.

The fair value of Newmark’s forward sales contracts to investors considers effects of interest rate movements between the trade date and the balance sheet date. The market price changes are multiplied by the notional amount of the forward sales contracts to measure the fair value.

The fair value of Newmark’s rate lock commitments and forward sale contracts is adjusted to reflect the risk that the agreement will not be fulfilled. Newmark’s exposure to nonperformance in rate lock and forward sale contracts is represented by the contractual amount of those instruments. Given the credit quality of Newmark’s counterparties, the short duration of rate lock commitments and forward sales contracts, and Newmark’s historical experience with the agreements, management does not believe the risk of nonperformance by Newmark’s counterparties to be significant.

Sensitivity Analysis - Level 3 Measurements

As of December 31, 2017 and 2016, the present value of expected payments related to Newmark’s contingent consideration was $23.7 million and $38.7 million, respectively (Note 28- Commitments and Contingencies). Valuations for contingent consideration are conducted by Newmark. Each reporting period, Newmark updates unobservable inputs. Newmark has a formal process to review changes in fair value for satisfactory explanation.

(24)	Related Party Transactions

(a)	Service Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and BGC. For the year ended December 31, 2017, 2016 and 2015, allocated expenses were $20.8 million, $18.0 million and $18.4 million, respectively. These expenses are included as part of “fees to related parties” in Newmark’s consolidated statements of operations.

(b)	Loans, Forgivable Loans and Other Receivables from Employees and Partners

Newmark has entered into various agreements with certain employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loans. From time to time, Newmark may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

As of December 31, 2017 and 2016, the aggregate balance of employee loans was $ 209.6 million and $184.2 million, respectively, and is included as “loans, forgivable loans and other receivables from employees and partners” in Newmark’s consolidated balance sheets. Compensation expense for the above mentioned employee loans for the year ended December 31, 2017 and 2016 was $34.4 million and $25.8 million, respectively. The compensation expense related to these employee loans is included as part of “compensation and employee benefits” in Newmark’s consolidated statements of operations.

(c)	Transactions with Cantor Commercial Real Estate Company, L.P.

Newmark also has a referral agreement in place with CCRE, in which Newmark’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement,

Newmark recognized revenues of $0.1 million, $1.1 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. This revenue was recorded as part of “commissions” in Newmark’s consolidated statements of operations.

Newmark also has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. In connection with this agreement, Newmark paid $0.4 million and $0.1 million to CCRE for the years ended December 31, 2016 and 2015, respectively. Newmark did not make any payments under this agreement to CCRE for the year ended December 31, 2017.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Revenue from these referrals were $2.1 million, $7.5 million and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, and was recognized in “gains from mortgage banking activities, net” in Newmark’s consolidated statements of operations. These referrals fees are net of the broker fees and commissions to CCRE of $0.8 million, $1.6 million and $0.8 million for the year ended December 31, 2017, 2016 and 2015, respectively.

On September 8, 2017, BGC completed the Berkeley Point Acquisition, for an acquisition price of $875.0 million with $3.2 million of the acquisition price paid in units of BGC Holdings, pursuant to a Transaction Agreement, dated as of July 17, 2017, with Cantor and certain of Cantor’s affiliates, including CCRE and Cantor Commercial Real Estate Sponsor, L.P., the general partner of CCRE. In accordance with this Transaction Agreement, BPF made a distribution of $89.1 million to CCRE, for the amount that BPF’s net assets exceeded $508.6 million.

On March 11, 2015, Newmark and CCRE entered into a note receivable/payable that allows for advances to or from CCRE at an interest rate of 1-month LIBOR plus 1.0%. On September 8, 2017, the note receivable/payable was terminated, and all outstanding advances due were paid off. As of December 31, 2016, there was $690.0 million of outstanding advances due to CCRE on the note, and this balance is included in current portion of payables to related parties in Newmark’s consolidated balance sheets. Newmark recognized interest income of $0.7 million, $0.1 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Newmark recognized interest expense of $2.5 million, $2.3 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

For the year ended December 31, 2017, Newmark purchased the primary servicing rights for $1.2 billion of loans originated by CCRE for $2.1 million. For the year ended December 31, 2016, Newmark purchased the primary servicing rights for $2.9 billion of loans originated by CCRE for $3.9 million. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no mortgage servicing right is recognized. Newmark recognized $3.8 million, $3.6 million and $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively, of servicing revenues from loans purchased from CCRE on a “fee for service” basis, which was included as part of “management services, servicing fee and other” in Newmark’s consolidated statements of operations.

CF Real Estate Finance Holdings, LP.

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of December 31, 2017, the Company’s investment is accounted for under the equity method.

IPO

On December 13, 2017, prior to the closing of the IPO, BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo, Cantor, and BGC Global OpCo entered into the Separation and

Distribution Agreement. The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries with respect to the Separation and related matters. For additional information, see Note 1 — “Organization and Basis of Presentation.” In addition, in connection with the Separation and Newmark IPO, on December 13, 2017 a Registration Rights Agreement by and among Cantor, BGC and Newmark, an Amended and Restated Tax Receivable Agreement by and between Cantor and BGC, an Exchange Agreement by and among Cantor, BGC and Newmark, and Administrative Services Agreement by and between Cantor and Newmark (see “Service Agreements” above), and a Tax Receivable Agreement by and between Cantor and Newmark were entered into.

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, including Cantor, whereby each holder of BGC Holdings limited partnership interests at that time now holds a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by the contribution ratio, divided by the current exchange ratio. The exchange ratio is subject to adjustment, in accordance with the terms of the separation agreement (For additional information, see Note 2 — “Limited Partnership Interests in Newmark Holdings.”)

In addition CF&Co, a wholly owned subsidiary of Cantor, was an underwriter of the IPO. Pursuant to the underwriting agreement, Newmark paid CF&Co 5.5% of the gross proceeds from the sale of shares of Newmark Class A common stock sold by CF&Co. in connection with the IPO.

(d)	Payables to Related Parties

On December 13, 2017, in connection with the Separation, BGC entered into an unsecured senior credit agreement with Newmark (as amended, restated, supplemented or otherwise modified from time to time, the “Intercompany Credit Agreement”). The Intercompany Credit Agreement provides for each party to make loans to the other party in the lender’s discretion and matures on December 13, 2018 (“Intercompany Facility”). The interest rate on the Intercompany Facility is the higher of BGC’s or Newmark’s short-term borrowing rate in effect at such time, plus 100 basis points. The interest rate as of December 31, 2017 was 5.21%. As of December 31, 2017, the amount outstanding under the Intercompany Facility was $40.0 million and is included in “current portion of payables to related parties” on the consolidated balance sheets Newmark recorded interest expense of $0.1 million for the year ended December 31, 2017, which is included in “interest income, net” in the consolidated statement of operations.

As of December 31, 2017, the related party receivables and current portion of payables to related parties were $0.0 million and $34.2 million, respectively.

As of December 31, 2016, the related party receivables and current portion of payables to related parties were $108.8 million and $884.5 million, respectively.

(25)	Income Taxes

Newmark’s consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of its U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance on Accounting for Income Taxes. The provision for income taxes consisted of the following:

	Year Ended December 31,
	2017	2016	2015
Current:
U.S. federal	$10,412	$4,253	$3,648
U.S. state and local	2,468	599	975
Foreign	(3)	169	13
UBT	218	113	1

	13,095	5,134	4,637

Deferred:
U.S. federal	56,648	(488)	(10,571)
U.S. state and local	(12,606)	(562)	(695)
UBT	341	(91)	(15)

	44,383	(1,141)	(11,281)

Provision (benefit) for income tax	$57,478	$3,993	$(6,644)

Newmark had pre-tax income (loss) of $202.6 million, $171.2 million and $(9.4) million for the years ended December 31, 2017, 2016 and 2015, respectively. Newmark had pre-tax income (loss) from foreign operations of $(0.1) million, $0.5 million and $(0.7) million for the years ended December 31, 2017, 2016 and 2015, respectively.

Differences between Newmark’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows:

	Year Ended December 31,
	2017	2016	2015
Federal income tax expense at 35% statutory rate	$70,901	$59,921	$(3,280)
(Income) loss not subject to tax at Newmark	(64,449)	(58,179)	742
Income (loss) subject to tax at Newmark	(1,895)	544	(691)
Incremental impact of foreign taxes compared to the federal rate	(44)	(36)	99
Other permanent differences	(1,740)	968	985
U.S. state and local taxes, net of U.S. federal benefit	1,050	748	(288)
New York City UBT	561	22	(14)
Amortization of intangibles	(1,183)	(95)	(4,786)
Revaluation of deferred taxes related to tax reform	64,658	—	—
Other rate change	(15,348)	(143)	30
Section 453A interest	4,285	—	—
Valuation allowance	594	(2)	103
Uncertain tax positions	—	—	208
Other	88	245	248

Provision (benefit) for income tax	$57,478	$3,993	$(6,644)

Included as a component of “payables to related parties” in Newmark’s consolidated balance sheets as of December 31, 2017, 2016 and 2015 are $10.1 million, $21.2 million and $17.5 million, respectively, due to affiliates for income taxes paid on behalf of Newmark.

The 2017 Tax Cut and Jobs Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. At December 31, 2017 Newmark had not completed its accounting for the tax effects of enactment of the Act; however, as described below, it has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. For these items, Newmark was able to determine a reasonable estimate for which it recognized a provisional amount of $64.7 million, which is included as a component of income tax expense from continuing operations. Newmark will continue to make and refine its calculations as additional analysis is completed. In addition, Newmark’s estimates may also be affected as additional guidance is released and better information becomes available.

Provisional amounts that Newmark recorded a provisional amount of $64.7 million tax expense for the impact of the remeasurement of Newmark’s deferred tax inventory. Newmark remeasured the deferred tax balances based on the rates at which they are expected to reverse in the future, which is generally expected to be 21%. However, it is still analyzing certain aspects of the 2017 Tax Cut and Jobs Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Newmark did not record a provisional amount for the one-time transition tax on deemed repatriated earnings of foreign subsidiaries for the year ended December 31, 2017. Newmark has not yet completed its calculation of the total post-1986 E&P for these foreign subsidiaries, which will either be an overall E&P deficit or immaterial given that its non-US business is still in its early stages. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. The amount, if any, will be recorded when Newmark finalizes the calculation of post-1986 foreign E&P previously deferred from US federal taxation and finalized the amounts held in cash or other specified assets.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized.

Significant components of Newmark’s deferred tax asset and liability consisted of the following:

	Year Ended December
	2017	2016
Deferred tax asset
Basis difference of investments	$77,611	$908
Deferred compensation	104,251	17,628
Other deferred and accrued expenses	4,475	2,470
Net Operating loss and credit carry-forwards	378	737

Total deferred tax asset	186,715	21,743

Valuation Allowance	(403)	(607)

Deferred tax asset, net of allowance	186,312	21,136

Deferred tax liability
Depreciation and amortization	17,718	858

Deferred tax liability(1)	17,718	858

Net deferred tax asset	$168,594	$20,278

(1)	Before netting within tax jurisdictions.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the carrying amounts of existing assets and liabilities and their respective tax basis. Accordingly, a deferred tax asset of $108.6 million has been recorded against equity for the period ended December 31, 2017 for the basis difference between BPF’s net assets and its tax basis.

Newmark has net operating losses in non-U.S. jurisdictions of approximately $2.0 million, which has an indefinite life. Management assesses the available positive and negative evidence to determine whether existing deferred tax assets will be realized. Accordingly, a valuation allowance of $0.4 million has been recorded against only the portion of the deferred tax asset that is more likely than not to be realized, including a decrease of $0.2 million in 2017 against the net deferred tax asset. Newmark’s deferred tax asset and liability are included in Newmark’s consolidated balance sheets as components of “other assets” and “other liabilities”, respectively.

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2017 and 2016 is as follows (in thousands):

Balance, December 31, 2015	$208
Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—

Balance, December 31, 2016	$208

Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—

Balance, December 31, 2017	$208

As of December 31, 2017, Newmark’s unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, which, if recognized, would affect the effective tax rate. Newmark is currently open to examination by United States Federal, state and local and non-U.S. tax authorities for tax years beginning 2011, 2011 and 2015, respectively. Newmark does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

Newmark recognizes interest and penalties related to uncertain tax positions in “provision for income taxes” in Newmark’s consolidated statement of operations. As of December 31, 2017, Newmark accrued $45 thousand for income tax-related interest and penalties.

(26)	Accounts Payable, Accrued Expenses and Other Liabilities

The current portion of accounts payable, accrued expenses and other liabilities consisted of the following:

	As of December 31,
	2017	2016
Accounts payable and accrued expenses	$79,376	$57,488
Payroll taxes payable	12,673	2,898
Outside broker payable	23,361	17,712
Contingent consideration	6,504	20,458
Derivative liability	3,047	9,670

	$124,961	$108,226

Other liabilities consisted of the following:

	As of December 31,
	2017	2016
Deferred rent	$41,875	$41,545
Payroll taxes payable	48,248	28,569
Accrued compensation	31,411	23,953
Credit enhancement deposit	25,000	25,000
Contingent consideration	17,207	18,255
Deferred tax liability	—	2,796
Financial guarantee liability	54	413

	$163,795	$140,531

(27)	Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of Newmark’s Class A common stock upon exchange of Newmark limited partnership units (see Note 2—Limited Partnership Interest in Newmark Holdings). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s sole stockholder, BGC, for Newmark to issue up to 400.0 million aggregate number of shares of Class A common stock of Newmark that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan.

Prior to the Separation, BGC’s Compensation Committee granted various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of BGC’s Class A common stock upon exchange of BGC’s limited partnership units (see Note 2—Limited Partnership Interests in Newmark Holdings).

(a)	Limited Partnership Units

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time will hold a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by an amount calculated in accordance with the BGC Holdings limited partnership agreement (the “contribution ratio”), divided by an amount, currently one-for-one, subject to adjustment, by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”).

A summary of the activity associated with limited partnership units held by Newmark employees in BGC Holdings is as follows:

Number of Units
Balance at December 31, 2014	18,617,760
Granted	20,514,712
Redeemed/exchanged units	(1,124,070)
Forfeited units	(7,432)

Balance at December 31, 2015	38,000,970
Granted	19,149,118
Redeemed/exchanged units	(3,351,944)
Forfeited units	(390,517)

Balance at December 31, 2016	53,407,627
Granted	13,976,871
Redeemed/exchanged units	(2,668,048)
Forfeited units	(7,535)

Balance at December 31, 2017	64,708,915

As a result of the Separation and the IPO, 29.4 million limited partnership units in Newmark Holdings were issued and were outstanding as of December 31, 2017 (see Note 2—Limited Partnership Interests in Newmark Holdings for further details on the Separation).

During the years ended December 31, 2017, 2016 and 2015, BGC granted exchangeability on 6.5 million, 3.8 million and 16.4 million limited partnership units in BGC Holdings for which Newmark incurred compensation expense of $89.4 million, $45.6 million and $130.6 million, respectively. For the years ended December 31, 2017, 2016 and 2015, there was no expense related to grants of exchangeability on limited partnership units in Newmark Holdings.

As of December 31, 2017 and 2016, the number of share-equivalent limited partnership units exchangeable into shares of BGC’s Class A common stock at the discretion of the unit holder was 12.3 million and 8.8 million, respectively. As of December 31, 2017, the number of share-equivalent limited partnership units exchangeable into shares of Newmark Class A common stock at the discretion of the unit holder was 5.6 million.

As of December 31, 2017 and 2016, the notional value of the limited partnership units with a post-termination pay-out amount held by Newmark executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was approximately $232.9 million and $147.3 million, respectively. As of December 31, 2017 and 2016, the aggregate estimated fair value of these limited partnership units was approximately $39.2 million and $19.6 million, respectively. The number of outstanding limited partnership units with a post-termination pay-out as of December 31, 2017 and 2016 was approximately 23.4 million and 16.5 million, respectively of limited partnership units in BGC Holdings, of which approximately 13.2 million and 10.9 million units were unvested. As of December 31, 2017, the number of outstanding limited partnership units with a post-termination pay-out in Newmark was 10.6 million, of which 6.0 million were unvested.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with Newmark’s acquisitions. As of December 31, 2017 and 2016, the aggregate estimated fair value of these acquisition related limited partnership units was $14.3 million and $12.8 million, respectively. The liability for such acquisition-related limited partnership units is included in “other long term liabilities” on Newmark’s consolidated balance sheets.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. Newmark recognized compensation expense, before associated income taxes, related to these limited partnership units that were not redeemed of $21.3 million, $13.8 million and $11.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. These are included in “compensation and employee benefits” in Newmark’s consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units was $25.2 million, $26.5 million and $11.6 million for the year ended December 31, 2017, 2016 and 2015, respectively. This expense is included within “allocations of net income and grant of exchangeability to limited partnership units” in Newmark’s consolidated statements of operations.

(b)	Restricted Stock Units

A summary of the activity associated with RSUs in BGC is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2014	244,248	4.68	1.79
Granted	148,061	7.93
Delivered units	(95,867)	4.40
Forfeited units	(37,916)	5.57

Balance at December 31, 2015	258,526	$6.52	1.56
Granted	196,855	7.87
Delivered units	(141,490)	5.85
Forfeited units	(28,166)	7.64

Balance at December 31, 2016	285,725	$7.56	1.75
Granted	269,754	10.37
Delivered units	(151,844)	7.73
Forfeited units	(57,097)	8.75

Balance at December 31, 2017	346,538	$9.56	1.85

The fair value of RSUs awarded to employees and directors is determined on the date of grant based on the market value of BGC’s Class A common stock (adjusted if appropriate based upon the award’s eligibility to receive dividends), and is recognized, net of the effect of estimated forfeitures, ratably over the vesting period. Newmark uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employees and directors RSUs. Each RSU is settled in one share of BGC’s Class A common stock upon completion of the vesting period. Future RSU awards will be settled in one share of Newmark Class A common stock upon completion of the vesting period.

During the years ended December 31, 2017 and 2016, BGC granted 0.3 million and 0.2 million, respectively, of RSUs with aggregate estimated grant date fair values of $2.8 million and $1.6 million, respectively, to employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

As of December 31, 2017 and 2016, the aggregate estimated grant date fair value of outstanding RSUs was $3.3 million and $2.2 million, respectively.

Compensation expense related to RSUs, before associated income taxes, was approximately $1.2 million, $1.0 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, there was approximately $2.9 million total unrecognized compensation expense related to unvested RSUs.

Newmark may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The total compensation expense recognized in relation to the deferred cash compensation awards for the years ended December 31, 2017, 2016 and 2015 were $0.3 million, $1.3 million and $2.6 million, respectively. As of December 31, 2017 and 2016, the total liability for the deferred cash compensation awards was $0.4 million and $2.6 million, respectively, and is included in accounts payable and accrued expenses in Newmark’s consolidated balance sheets.

(28)	Commitments and Contingencies

(a)	Contractual Obligations and Commitments

The following table summarizes certain of Newmark’s contractual obligations at December 31, 2017 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$322,688	$36,359	$67,170	$59,962	$159,197
Warehouse facility	360,440	360,440	—	—	—
Long-term debt	1,083,210	270,710	700,000	—	112,500
Intercompany Credit Agreement	40,000	40,000	—	—	—

Total contractual obligations	$1,806,338	$707,509	$767,170	$59,962	$271,697

(1)	Operating leases are related to rental payments under various non-cancelable leases principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received over the life of the agreements was approximately $3.1 million, $3.7 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017 and 2016, Newmark was committed to fund approximately $244 million and $207 million, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)	Lease Commitments

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2031. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs. As of December 31, 2017, minimum lease payments under these arrangements were as follows (in thousands):

2018	$36,359
2019	33,796
2020	33,374
2021	30,979
2022	28,983
Thereafter	159,197

Total	$322,688

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $36.7 million, $37.3 million and $33.2 million respectively. Rent expense is reported in “operating, administrative and other” in Newmark’s consolidated statements of operations.

(c)	Contingent Payments Related to Acquisitions

During the year ended December 31, 2017, Newmark completed acquisitions, whose purchase price included approximately 477,169 of BGC Holding limited partnership units and Newmark Holding units (with an acquisition date fair value of approximately $5.0 million) and $1.3 million in cash that may be issued contingent on certain targets being met through 2020. Newmark completed acquisitions in 2014, 2015, 2016 and 2017 for which contingent cash consideration may be issued on certain targets being met through 2020 of $12.9 million. The contingent equity instruments are issued by and are recorded as a payable to related party on Newmark’s consolidated balance sheet. The contingent cash liability is recorded at fair value as deferred consideration on Newmark’s consolidated balance sheet.

(d)	Contingencies

In the ordinary course of business, various legal actions are brought and are pending against Newmark and its subsidiaries in the U.S. and internationally. In some of these actions, substantial amounts are claimed. Newmark is also involved, from time to time, in reviews, examinations, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding Newmark’s businesses, which may result in judgments, settlements, fines, penalties, injunctions or other relief. The following generally does not include matters that Newmark has pending against other parties which, if successful, would result in awards in favor of Newmark or its subsidiaries:

Employment, Competitor-Related and Other Litigation

From time to time, Newmark and its subsidiaries are involved in litigation, claims and arbitrations in the U.S. and internationally, relating to various employment matters, including with respect to termination of employment, hiring of employees currently or previously employed by competitors, terms and conditions of employment and other matters. In light of the competitive nature of the real estate services industry, litigation, claims and arbitration between competitors regarding employee hiring are not uncommon.

Legal reserves are established in accordance with U.S. GAAP guidance on Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. The outcome of such items cannot be determined with certainty. Newmark is unable to estimate a possible loss or range of loss in connection with specific matters beyond its current accrual and any other amounts disclosed. Management believes that, based on currently available information, the final outcome of these current pending matters will not have a material adverse effect on Newmark’s consolidated financial statements and disclosures taken as a whole.

Risks and Uncertainties

Newmark generates revenues by providing financial intermediary and brokerage activities and commercial real estate services to institutional customers. Revenues for these services are transaction-based. As a result, revenues could vary based on the transaction volume of global financial and real estate markets. Additionally, financing is sensitive to interest rate fluctuations, which could have an impact on Newmark’s overall profitability.

(29)	Subsequent Events

BGC Investment and Term Loan Repayment

On March 7, 2018, BGC, including through its subsidiary invested $242.0 million in Newmark limited partnership interests. Newmark has used the proceeds from this transaction plus cash on hand to repay in full the $270.7 million remaining balance of the Term Loan.

Repurchase Program

On March 12, 2018, Newmark’s Board of Directors and Audit Committee authorized repurchases of shares of Newmark Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $100 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities.

Intercompany Credit Agreement

On March 19, 2018, Newmark and BGC entered into an Amended and Restated Credit Agreement, which amends and restates its original Intercompany Credit Agreement dated as of December 13, 2017 (the “Original Credit Agreement”). The Intercompany Credit Agreement eliminates certain provisions from the Original Credit Agreement but the facility maturity date and the interest rate applicable to loans outstanding under the Intercompany Credit Facility remain the same.

On March 19, 2018, Newmark borrowed $150.0 million from BGC pursuant to the facilities under the Intercompany Credit Agreement at a rate of LIBOR plus 3.25%, which may be adjusted based on the higher of BGC’s or Newmark’s short-term borrowing rate then in effect. Newmark intends to use these proceeds for a period of at least 3 months to supplement its restricted cash account pledged for the benefit of Fannie Mae. As of the date of this filing, Newmark’s total net borrowings under the facilities under the Intercompany Credit Agreement are $205.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us is recorded, processed, accumulated, summarized and communicated to our management, including our Chairman and our Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. Our Chairman and our Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Chairman and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Management’s Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The information required by this Item is set forth in Note 29—“Subsequent Events,” to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K under the headings “Repurchase Program” and “Intercompany Credit Agreement” and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7 of Part II) under the same heading is incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table provides information regarding our directors and executive officers as of the date hereof.

Name	Age	Title
Howard W. Lutnick	56	Chairman
Barry M. Gosin	67	Chief Executive Officer
James R. Ficarro	57	Chief Operating Officer
Michael J. Rispoli	46	Chief Financial Officer
John H. Dalton	76	Director
Michael Snow	70	Director

Each executive officer serves at the pleasure of our board of directors.

Howard W. Lutnick. Mr. Lutnick has served as our Chairman since 2016. As Chairman, Mr. Lutnick serves as the Chairman of our board of directors and as our principal executive officer. Mr. Lutnick is the Chairman of the Board and Chief Executive Officer of BGC Partners, positions in which he has served since 1999. Mr. Lutnick joined Cantor in 1983 and has served Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick also served as President of Cantor from 1992 until 2017. In addition Mr. Lutnick also holds offices at various other affiliates of Cantor and provides services to BGC U.S. OpCo, BGC Global OpCo, Cantor operating entities and Newmark OpCo. Mr. Lutnick’s company, CFGM, is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Directors of the Fisher Center for Alzheimer’s Research Foundation at Rockefeller University, the Board of Directors of the Horace Mann School, the Board of Directors of the National September 11 Memorial & Museum and the Board of Directors of the Partnership for New York City. Mr. Lutnick served as Chairman of the Board of Directors of GFI Group Inc. from February 26, 2015 through the closing of BGC Partners’ merger with GFI Group Inc. in January 2016.

Barry M. Gosin. Mr. Gosin has served as our Chief Executive Officer since 1979. Mr. Gosin guides our national and global expansion initiatives and oversees all facets of our day-to-day operations. Mr. Gosin also provides services to Newmark OpCo. Mr. Gosin spearheaded our acquisition by BGC Partners in 2011 and has since led our acquisition and hiring efforts and quadrupled our annual revenues. An active industry and community leader, Mr. Gosin serves as a Member of the Board of Directors of the Partnership for New York City, Trustee of the Citizens Budget Commission and Trustee of Pace University.

James R. Ficarro. Mr. Ficarro has served as our Chief Operating Officer since March 2015. Mr. Ficarro is responsible for overseeing the growth and coordination of all our business lines. Mr. Ficarro also provides services to Newmark OpCo. Previously, Mr. Ficarro worked at Cantor and its affiliates for more than 22 years, overseeing all tax and financial planning functions. He served as executive managing director and global tax director of Cantor, as well as chief financial officer and chief administrative officer of BGC Real Estate. As head of financial planning and administration, he was integral in establishing processes and procedures, and creating efficiencies and productivity enhancements for Cantor’s and BGC Partners’ back office functions and departments. Prior to joining Cantor, Mr. Ficarro worked in public accounting at Coopers & Lybrand, Kenneth Leventhal & Company and Arthur Andersen. Mr. Ficarro is a New York State Certified Public Accountant (inactive).

Michael J. Rispoli. Mr. Rispoli has served as our Chief Financial Officer since 2012. As head of the finance and accounting departments, Mr. Rispoli steers the financial activities of Newmark, with a focus on managing risk and monitoring cash flow. Mr. Rispoli also provides services to Newmark OpCo. Prior to joining Newmark, Mr. Rispoli was the chief financial officer of Grubb & Ellis from August 2010 to April 2012 and served in various capacities with the firm since May 2007. Mr. Rispoli served as executive director and corporate controller at Conexant Systems, Inc. from 2000 to 2007. Mr. Rispoli began his career at PricewaterhouseCoopers as manager of business assurance. Mr. Rispoli is a licensed CPA in the State of New Jersey (inactive).

Each member of our board of directors serves a one-year term or until his successor has been elected and qualified. The following sets forth information concerning our non-executive directors.

John H. Dalton. Mr. Dalton has been a director of BGC Partners since February 2002. From January 2005 to June 2017, Mr. Dalton served as the President of the Housing Policy Council of the Financial Services Roundtable, a trade association composed of large financial services companies. Mr. Dalton was President of IPG Photonics Corp., a company that designs, develops and manufactures a range of advanced amplifiers and lasers for the telecom and industrial markets, from September 2000 to December 2004. Mr. Dalton served as Secretary of the Navy from July 1993 to November 1998. He also serves on the Boards of Directors of Washington FirstBank and Fresh Del Monte Produce, Inc., a producer and marketer of fresh produce.

Michael Snow. Mr. Snow is the Managing Member and Chief Investment Officer of Snow Fund One, LLC founded in October 2005. Mr. Snow is a Registered Investment Advisor and founded Snow Financial Management, LLC in 1997. Prior to establishing this company, he was employed in the banking industry for over 25 Years. At the Union Bank of Switzerland, Mr. Snow was Second In Charge of the North American Region. He achieved the rank of Senior Managing Director and was Head of Fixed Income where he was responsible for: Treasury, Money Markets, Precious Metals, Foreign Exchange, Mortgage Backed Securities, Government Securities, Derivatives, Corporate bonds, Emerging Markets, High Yield Securities, and Capital Markets. In addition, since August 2013, he has served as an independent Member of the Board of Directors of BGC Derivative Markets, L.P., a subsidiary of BGC Partners, a leading global brokerage company servicing the financial and real estate markets and, since March 2014, he has served as an independent director of Remate Lince, S.A.P.I. de C.V., a BGC affiliate in Mexico. BGC Derivative Markets, L.P. launched operations as a Swap Execution Facility, which offers trading in swaps products subject to mandatory clearing, as well as swaps classified as permitted transactions. He has also served as an independent member of Cantor Clearinghouse Holdings, LLC and Cantor Futures Exchange Holdings, LLC, in each case since August 2016. Mr. Snow also previously served as an independent public director of ELX Futures, L.P. from December 2007 until February 2015, and as a member of the Board of Directors, Audit and Compensation Committees of GFI Group Inc. from February 2015 to February 2016.

Independence of Directors

Because BGC Partners controls more than a majority of the total voting power of our common stock, we are a “controlled company” within the meaning of the NASDAQ Stock Market rules and we will be eligible to rely on certain corporate governance exemptions. We do not currently expect to rely upon these exemptions, however, we may choose to change our board or committee composition or other arrangements in the future to manage our corporate governance in accordance with these exemptions. Under the NASDAQ Stock Market rules, a “controlled company” may elect not to comply with certain corporate governance requirements, including: (1) the requirement that a majority of our board of directors consist of independent directors; (2) the requirement that our director nominees be selected or recommended for the board’s selection by a majority of the board’s independent directors in a vote in which only independent directors participate or by a nominating committee comprised solely of independent directors, in either case, with a formal written charter or board resolutions, as applicable, addressing the nominations process and such related matters as may be required under the federal securities laws; and (3) the requirement that our compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Even as a “controlled company,” we must comply with the rules applicable to audit committees set forth in the stock exchange rules.

Our board of directors has determined that each of Messrs. Dalton and Snow qualifies as an “independent director” in accordance with the NASDAQ Stock Market rules. The NASDAQ Stock Market independence definition consists of a series of objective tests, one of which is that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by NASDAQ Stock Market rules, our board of directors has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our board of directors has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our board are members.

Our Board of Directors held no meetings from the closing of our IPO on December 19, 2017 through December 31, 2017 and our Board and Committees acted from time to time by unanimous written consent.

Committees of Our Board of Directors

Our audit committee consists of Messrs. Dalton and Snow. Mr. Dalton serves as chairman of our audit committee. Each member of our audit committee qualifies as “independent” in accordance with the NASDAQ Stock Market rules and under special standards established by the SEC for members of audit committees, and our audit committee includes at least one member who is determined by our board of directors to meet the qualifications of an “audit committee financial expert” in accordance with the SEC rules. Our board of directors has determined that each of Messrs. Dalton and Snow meet the qualifications of an “audit committee financial expert.” Pursuant to the NASDAQ Stock Market rules applicable to our IPO, we have one year from the date of our IPO (i.e. December 15, 2018) to have our audit committee be composed of at least three independent members. We intend to identify one additional independent director to serve on the audit committee within one year from the date of our IPO. Our audit committee selects our independent registered public accounting firm, consult with our auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and consider any permitted non-audit services to be performed by our auditors. Our audit committee also provides oversight of related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics and administers our whistleblower policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters. Our audit committee pre-approves all audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by our auditors, subject to certain minimum exceptions set forth in our audit committee charter. Our board of directors has adopted a written charter for our audit committee, a copy of which has been posted on our website.

Our compensation committee consists of Messrs. Dalton and Snow. Mr. Snow serves as chairman of our compensation committee. Each member of our compensation committee qualifies as “independent” in accordance with the NASDAQ Stock Market rules. The compensation committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the Participation Plan, the Equity Plan and the Incentive Plan. Our board of directors has adopted a written charter for our compensation committee, a copy of which is posted on our website.

Nominating Process

Our board of directors does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. As a result, all directors participate in the consideration of director nominees that are recommended for selection by a majority of the independent directors in accordance with the NASDAQ Stock Market rules. Our board of directors believes that such participation of all directors is appropriate given the size of our board of directors and the level of participation of our independent directors in the nomination process. Our board of directors will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors and, absent special circumstances, our board of directors will not consider other candidates when a qualified incumbent consents to stand for re-election.

The board of directors considers the following minimum criteria when reviewing a director nominee: (1) director candidates must have the highest character and integrity, (2) director candidates must be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) director candidates must possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) director candidates must have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director and (5) director candidates must have the capacity and desire to represent the best interests of our stockholders. In addition, our board of directors considers as one factor among many the diversity of director candidates, which may include diversity of skills and experience as well as geographic, gender, age and ethnic diversity. Our board of directors does not, however, have a formal policy with regard to the consideration of diversity in identifying director candidates. Our board of directors screens candidates, does reference checks and conducts interviews, as appropriate. Our board of directors does not evaluate nominees for director any differently because the nominee is or is not recommended by a stockholder.

Our board of directors has determined that in light of Mr. Lutnick’s control of the vote of Newmark through his control of BGC Partners and Cantor, having a separate Chairman and principal executive officer is not efficient or appropriate for Newmark. Additionally, our board of directors does not have a lead independent director.

We believe that Newmark and its stockholders are best served by having Mr. Lutnick serve as Chairman and as our principal executive officer. Mr. Lutnick’s combined role as Chairman and principal executive officer promotes unified leadership and direction for our board of directors and executive management, and it allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans. Our strong and independent board of directors effectively oversees our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. Our board of directors is composed of independent, active and effective directors. Two of our three directors meet the independence requirements of the NASDAQ Stock Market rules, the SEC and our board of directors’ standards for determining director independence. Upon the completion of this offering, Mr. Lutnick is the only member of executive management who will also be a director. Requiring that the Chairman be an independent director is not necessary to ensure that our board of directors provides independent and effective oversight of our business and affairs. We expect that such oversight will be maintained through the composition of our board of directors, the strong leadership of our independent directors and board committees and our highly effective corporate governance structures and processes.

Executive Sessions

In order to comply with Nasdaq rules, the board of directors has resolved that it will continue to schedule at least two meetings a year in which the independent directors will meet without the presence of Mr. Lutnick.

Annual Meetings

The board of directors has not adopted any specific policy with respect to the attendance of directors at Annual Meetings of Stockholders of the Company. Since its IPO on December 15, 2017, the Company has not yet held an Annual Meeting.

Communications with Our Board of Directors

Stockholders may contact any member of our board of directors, including to recommend a candidate for director, by addressing their correspondence to the director, c/o Newmark Group, Inc., 125 Park Avenue, New York, NY 10017, Attention: Secretary. Our Secretary will forward all such correspondence to the named director.

The Board’s Role in Risk Oversight

Risk is an integral part of board of directors and committee deliberations throughout the year. The audit committee oversees the management of our enterprise risk management program, and it annually reviews an assessment prepared by management of the critical risks facing us, their relative magnitude and management’s actions to mitigate these risks.

Management implemented an enterprise risk management program to enhance our existing processes through an integrated effort to identify, evaluate and manage risks that may affect our ability to execute our corporate strategy and fulfill our business objectives. The activities of the enterprise risk management program entail the identification, prioritization and assessment of a broad range of risks (e.g., strategic, operational, financial, legal/regulatory, reputational and market) and the formulation of plans to mitigate their effects.

Similarly, in designing and implementing our executive compensation program, the compensation committee takes into consideration our operating and financial objectives, including our risk profile, and considers executive compensation decisions based in part on incentivizing our executive officers to take appropriate business risk consistent with our overall goals and risk tolerance.

Non-executive brokers, managers and other professionals are generally compensated based upon production or commissions, which may involve committing to certain transactions. These transactions may expose the Company to risks by individual employees, who are motivated to increase production. While we have in place management oversight and risk management policies, there is an inevitable conflict of interest between our compensation structure and certain trading, transactional, or similar risks on a portion of our businesses.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2017 and 2018 through the date hereof, the Company believes that all reports were filed on a timely basis with respect to transactions in 2017 and 2018 to date.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Business Conduct and Ethics is publicly available on our website at www.ngkf.com under the heading “Investor Info.” Information available on our website is not incorporated herein by reference. If we amend or grant any waiver from a provision of our Code of Business Conduct and Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver on our website and as required by applicable law, including by filing a Current Report on Form 8-K.

In accordance with the requirements of the Sarbanes-Oxley Act, the audit committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The Secretary and his or her designee and the Chairman of the audit committee will direct the investigation of any such complaints in accordance with the procedures

Compensation Committee Interlocks and Insider Participation

In our fiscal year ended December 31, 2016 and through our IPO on December 15, 2017, we did not have a compensation committee or any other committee serving a similar function. Decisions as to the compensation of those who currently serve as our executive officers were made by BGC Partners.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2018 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2017” in the 2018 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval and Ratification of Transactions with Related Persons

The general policy of Newmark and our audit committee is that all material transactions with a related party, including transactions with BGC Partners and Cantor, the relationships between us and BGC Partners and Cantor and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, will be subject to prior review and approval by our audit committee and its independent members, which will determine whether such transactions or proposals are fair and reasonable to the Company and its stockholders. In general, potential related-party transactions will be identified by our management and discussed with our audit committee at our audit committee’s meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, will be provided to our audit committee with respect to each issue under consideration and decisions will be made by our audit committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, our audit committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related-party transactions are set forth in our Audit Committee Charter and Code of Business Conduct and Ethics, both of which are publicly available on our website at www.ngkf.com under the heading “Investors.”

Underwriting Agreement and IPO

On December 14, 2017, we entered into the Underwriting Agreement by and among Newmark and Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. as representatives of the several Underwriters (“Underwriters”) named therein (the “Underwriting Agreement”), in connection with the initial public offering (the “IPO”) of up to 23,000,000 shares of Class A common stock, which included 3,000,000 shares of Class A common stock allocated to the Underwriters’ over-allotment option. Sandler O‘Neill & Partners, L.P. acted as the qualified independent underwriter for purposes of Financial Industry Regulatory Authority Rule 5121. On December 19, 2017, we completed the IPO of 20,000,000 shares of our Class A common stock at the IPO price of $14.00 per share ($13.23 per share after deducting underwriting discounts and commissions). Prior to the IPO, we were a wholly owned subsidiary of BGC Partners.

On December 26, 2017, we completed the sale of an additional 3,000,000 shares of our Class A common stock to the Underwriters of our IPO pursuant to the Underwriters’ full exercise of the overallotment option granted to the Underwriters in connection with the IPO. We received approximately $304.3 million in aggregate net proceeds from the IPO, all of which we used to partially repay indebtedness under a certain term loan that we assumed from BGC Partners prior to the closing of our IPO.

The following is a description of certain relationships and transactions that have existed or that we have entered into with our directors, executive officers, or stockholders who are known to us to beneficially own more than five percent of our Class A common stock or Class B common stock, including BGC Partners and Cantor, and their immediate family members as well as certain other transactions. The following summary does not purport to describe all the terms of such agreements or transactions and is qualified in its entirety by reference to the complete text of these agreements, to the extent filed as exhibits to this Annual Report on Form 10-K. We urge you to read the full text of these agreements.

Separation and Distribution Agreement

On December 13, 2017, prior to the closing of the IPO, BGC, BGC Holdings, L.P. (“BGC Holdings”), BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor Fitzgerald, L.P. (“Cantor”) and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into the separation and distribution agreement. The separation and distribution agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•	the principal corporate transactions pursuant to which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark group (defined below), the “BGC group”) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark group”) the assets and liabilities of the BGC group relating to BGC’s Real Estate Services business (the “Separation”);

•	the proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings;

•	the IPO;

•	the assumption and repayment of indebtedness by the BGC group and the Newmark group, as further described below;

•	the pro rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of Class A common stock of BGC (the “BGC Class A common stock”) and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of Class B common stock of BGC (which are currently Cantor and another entity controlled by Howard W. Lutnick), which distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes (the “Distribution”); provided that the determination of whether, when and how to proceed with the Distribution shall be entirely within the discretion of BGC; and

•	other agreements governing the relationship between BGC, Newmark and Cantor.

The Separation and Contribution

The separation and distribution agreement identifies assets to be transferred, liabilities to be assumed and contracts to be assigned to each of us and BGC Partners as part of the separation of Newmark from BGC Partners into a publicly traded company, and it provides for when and how these transfers, assumptions and assignments will occur.

At the closing of the separation, the BGC Partners group contributed, conveyed, transferred, assigned and delivered to us and our subsidiaries (including Newmark OpCo), and we and our subsidiaries (including Newmark OpCo) acquired and accepted from the BGC Partners group, all of the right, title and interest of the BGC Partners group to the transferred assets (which we refer to as the “contribution”), which include among others the following:

•	all assets that are or would have been included in the Newmark pro forma balance sheet as of September 30, 2017;

•	certain equity interests related to the Newmark business;

•	certain contracts (or portions thereof) primarily related to the Newmark business, including employment agreements with transferred employees;

•	all intellectual property, software and information technology primarily related to the Newmark business;

•	all permits or licenses issued by any governmental authority to the extent primarily related to the Newmark business and permitted by applicable law to be transferred;

•	all non-archived information, books and records (other than tax returns) to the extent available and primarily related to the Newmark business;

•	all rights and assets expressly allocated to us pursuant to the terms of the separation and distribution agreement or the ancillary agreements entered into in connection with the separation;

•	all other assets that are exclusively related to the Newmark business;

•	the right to receive the remainder of the Nasdaq payment pursuant to the Nasdaq Transaction and the related registration rights; and

•	the rights of the members of the BGC group under the Intercompany Term Loan Note and the Intercompany Revolver Note.

The BGC Partners group retained ownership to all of their other assets, which include among others the following:

•	the right to receive payment in respect of the BGC Notes;

•	any litigation claim or recovery relating to specified matters, and any insurance policy and proceeds to the extent covering any excluded asset or any excluded liability (as described below);

•	specified equity interests;

•	all cash, cash equivalents and marketable securities of any member of the BGC Partners group as of the effective time, including an amount of cash, cash equivalents and marketable securities equal to BGC Partners’ estimate of the sum of (1) all pre-tax net income generated by the Newmark business during the fiscal quarter ended December 31, 2017 up to the closing date of the contribution and (2) all after-tax net income generated by the Newmark business during the fiscal quarter ended December 31, 2017 after the closing date of the contribution (it being understood that, if such estimate is greater than the actual sum of the amounts described in clauses (1) and (2) above, then an amount equal to such excess shall be deemed to be a transferred asset);

•	all intellectual property, software and information technology not primarily used in the Newmark business, including any rights (ownership, licensed or otherwise) to use the “BGC” or “BGC Partners” name or mark;

•	all information, books and records that cannot, without unreasonable efforts or expense, be separated from the information, books and records maintained by the BGC Partners group in connection with businesses other than the Newmark business or to the extent that such information, books and records are related to excluded assets, excluded liabilities or employees who do not become Newmark employees, personnel files and records and tax returns; and

•	all assets relating to the other businesses of BGC Partners (other than any of the transferred assets).

In the separation, we, Newmark Holdings and Newmark OpCo assumed and became liable for, and will pay, perform and discharge as they become due, the transferred liabilities, which include among others the following:

•	all liabilities set forth that are or would have been included in the Newmark balance sheet as of September 30, 2017 (including the Term Loan, the Converted Term Loan the BGC Notes and other indebtedness of BGC Partners or its subsidiaries that we assumed in the separation, plus any accrued but unpaid interest thereon);

•	all liabilities of the BGC Partners group or the Newmark group relating to, arising from or resulting from the actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to the effective time of the separation, in each case to the extent that such liabilities relate to, arise out of or result from the Newmark business or a transferred asset;

•	all liabilities arising out of claims made by any third party against any member of the BGC Partners group or Newmark group to the extent relating to, arising out of or resulting from the Newmark business or a transferred asset; and

•	all liabilities relating to, arising from or in connection with the Newmark business’ employees and their employment, including all compensation, benefits, severance, workers’ compensation and welfare benefit claims and other employment-related liabilities arising from or relating to the conduct of the Newmark business.

The BGC Partners group retained and became liable for, and will pay, perform and discharge as they become due, the excluded liabilities, which include:

•	any guarantee by BGC Partners to a third party in respect of the Term Loan or the Converted Term Loan;

•	all liabilities relating to, arising from or resulting from the actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to the effective time of the separation of the BGC Partners group and, as of the effective time of the separation, the Newmark group, in each case that are not transferred liabilities; and

•	all liabilities arising out of claims made by any third party against any member of the BGC Partners group or Newmark group to the extent relating to, arising out of or resulting from BGC Partners’ retained businesses or an excluded asset.

The parties to the separation and distribution agreement executed and delivered one or more agreements of assignment and assumption and/or bills of sale or such other instruments of transfer as BGC Partners requested for the purpose of effecting the separation.

No Representations and Warranties

No party to the separation and distribution agreement made any representations or warranties of any kind concerning the transactions contemplated by the separation and distribution agreement, transferred assets, transferred liabilities or the Newmark business or any consents or approvals required in such connection. The parties agree that we bear the economic and legal risk that the conveyance of the transferred assets is insufficient or that the title to those assets is not good, marketable and free from encumbrances.

Intercompany Agreements; Guarantee Obligations

Certain contracts, licenses, commitments or other arrangements between BGC Partners and us or any entity transferred to us in the separation will be terminated immediately prior to the distribution. Intercompany receivables outstanding under any of the terminated agreements as of the completion of the IPO will be net settled in cash within 90 days thereafter.

The parties will cooperate to have the applicable members of the BGC Partners group substituted or otherwise removed as guarantor or obligor in respect of all obligations of BGC Partners under any transferred liabilities for which BGC Partners may be liable, as guarantor, original tenant, primary obligor or otherwise, except, in each case, for any excluded liability. We (1) will indemnify and hold harmless BGC Partners for any resulting identifiable losses and (2) will not renew, extend the term of, increase its obligations under, or transfer to a third party, without BGC Partners’ prior written consent, any loan, lease, contract or other obligation for which BGC Partners may be liable.

The parties will cooperate to have the applicable members of the Newmark group substituted or otherwise removed as guarantor or obligor in respect of all obligations of Newmark under any excluded liabilities for which Newmark may be liable, as guarantor, original tenant, primary obligor or otherwise, except, in each case, for any transferred liability. BGC Partners (1) will indemnify us and hold us harmless for any resulting identifiable losses and (2) will not renew, extend the term of, increase its obligations under, or transfer to a third party, without our prior written consent, any loan, lease, contract or other obligation for which we may be liable.

New Newmark

To facilitate tax-free exchanges of the Newmark Holdings exchangeable limited partnership interests, Cantor has a one-time right, exercisable at any time after the second anniversary of the distribution and otherwise subject to preserving the tax-free treatment of the distribution to BGC Partners, at Newmark Holdings’ expense to (1) incorporate, or cause the incorporation of, a newly formed, wholly owned subsidiary of ours (which we refer to as “New Newmark”), (2) incorporate, or cause the incorporation of, a newly formed, wholly owned subsidiary of New Newmark (which we refer to as “New Newmark Sub”) and (3) cause the merger of New Newmark Sub with us, with the surviving corporation being a wholly owned subsidiary of New Newmark. In connection with such a merger, our Class A common stock and Class B common stock will each hold equivalent common stock in New Newmark, with identical rights to the applicable class of shares held prior to such merger. As a condition to such merger, we will have received an opinion of counsel, reasonably satisfactory to our audit committee, to the effect that such merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code. Cantor will indemnify us to the extent that we incur any material income taxes as a result of the transactions related to such merger.

Indemnification

Newmark OpCo will indemnify, defend and hold harmless the Cantor group, the BGC Partners group and the Newmark group (other than Newmark OpCo and its subsidiaries) and each of their respective directors, officers, general partners, managers and employees, from and against all liabilities to the extent relating to, arising out of or resulting from:

•	the transferred liabilities;

•	the failure of any member of the Newmark group or any other person to pay, perform or otherwise promptly discharge any of the transferred liabilities in accordance with their terms, whether prior to, at or after the separation;

•	any breach by any member of the Newmark group of the separation and distribution agreement or any of the ancillary agreements, other than the transition services agreement or the administrative services agreement;

•	except to the extent relating to an excluded liability, any guarantee, indemnification or contribution obligation, surety bond or other credit support agreement or arrangement for the benefit of any member of the Newmark group by any member of the BGC Partners group that survives following the separation; and

•	any untrue statement or alleged untrue statement of a material fact in our registration statement on Form S-1 with respect to our IPO other than statements made explicitly in the name of a member of the BGC Partners group (including the reasons of the board of directors of BGC Partners for the separation) or specifically relating to the BGC Partners group or the BGC Partners business.

BGC U.S. and BGC Global will indemnify, defend and hold harmless the Cantor group, the Newmark group and the BGC Partners Group (other than BGC U.S., BGC Global and their respective subsidiaries) and each of their respective directors, officers, general partners, managers and employees from and against all liabilities to the extent relating to, arising out of or resulting from:

•	the excluded liabilities;

•	the failure of any member of the BGC Partners group or any other person to pay, perform or otherwise promptly discharge any of the excluded liabilities in accordance with their terms, whether prior to, at or after the separation;

•	any breach by any member of the BGC Partners group of the separation and distribution agreement or any of the ancillary agreements, other than the transition services agreement;

•	except to the extent relating to a transferred liability, any guarantee, indemnification or contribution obligation, surety bond or other credit support agreement or arrangement for the benefit of any member of the BGC Partners group by any member of the Newmark group that survives following the separation; and

•	any untrue statement or alleged untrue statement of a material fact in our registration statement on Form S-1 with respect to our IPO, but only with respect to statements made explicitly in the name of a member of the BGC Partners group (including the reasons of the board of directors of BGC Partners for the separation) or specifically relating to the BGC Partners group or the BGC Partners business.

The separation and distribution agreement specifies procedures with respect to claims subject to indemnification and related matters.

Releases

As of the separation, the Newmark group agreed to release and forever discharge the BGC Partners group from:

•	the transferred liabilities;

•	all liabilities existing or arising from the implementation of the separation, the IPO or the distribution; and

•	all liabilities existing or arising from any facts or conditions existing prior to the IPO relating to the Newmark business, the transferred assets or the transferred liabilities.

As of the separation, the BGC Partners group agreed to release and forever discharge the Newmark group from:

•	the excluded liabilities;

•	all liabilities existing or arising from the implementation of the separation, the IPO or the distribution; and

•	all liabilities existing or arising from any facts or conditions existing prior to the IPO relating to the BGC Partners business, the excluded assets or the excluded liabilities.

The releases do not extend to (1) obligations or liabilities the release of which would result in the release of an unaffiliated third party or (2) obligations or liabilities under any agreements between the parties that remain in effect following the separation, including, but not limited to, the separation and distribution agreement, the administrative services agreement, the transition services agreement, the tax receivable agreement, the tax matters agreement, the registration rights agreement and the transfer documents in connection with the separation.

Employee Matters

In general, any employee of BGC Partners or its subsidiaries primarily engaged in the conduct of the Newmark business immediately prior to the separation, except those employees employed by BGC Partners primarily in corporate or executive level functions, were transferred to us. As promptly as practicable following each fiscal quarter, our management will provide a report to our audit committee specifying all of the founding partners who have been terminated by us. Our management will also give our audit committee notice prior to such termination if the capital account underlying the Newmark Holdings founding partner interests held by a founding partner or, in the case of a series of related terminations, by a group of founding partners, exceeds $2.0 million on the date of termination.

In connection with the distribution, the Compensation Committee of the board of directors of BGC Partners will have the exclusive authority to determine the treatment of restricted stock awards and restricted stock unit awards outstanding under the BGC Equity Plan. BGC Partners restricted stock awards will participate in the distribution as if such holder held unrestricted shares of BGC Partners common stock, and following the distribution, any shares of Newmark common stock issued in respect of restricted BGC Partners common stock shall remain subject to any vesting, lapse or forfeiture restrictions applicable to the restricted BGC Partners shares prior to the distribution. Restricted stock unit awards outstanding under the BGC Equity Plan will be adjusted so that each holder of a BGC Partners restricted stock unit award shall continue to hold a BGC restricted stock unit award covering BGC Partners Class A common shares, but shall also receive a Newmark restricted stock unit award covering Newmark Class A common shares on an “as distributed basis” in order to reflect the impact of the distribution on the pre-distribution BGC Partners restricted stock unit awards. Such restricted stock units shall generally have the same terms, including vesting terms, as the pre-distribution BGC Partners restricted stock unit awards, subject to any adjustments made by the Compensation Committee of the BGC Partners board of directors.

Amendment

The separation and distribution agreement may be amended and modified only by a written agreement, signed by all parties to the separation distribution agreement.

OpCo Partnership Division

Prior to the completion of the IPO, in connection with the separation, BGC U.S. and its partners took a series of steps so that its assets and liabilities were divided between BGC U.S. and Newmark OpCo. We refer to these steps as the “OpCo Partnership Division.” Immediately following the OpCo Partnership Division, the limited partners of BGC U.S. held all of the outstanding Newmark OpCo limited partnership interests in the same aggregate proportions that such persons held in BGC U.S., with the total number of Newmark OpCo limited partnership units equal to the total number of BGC U.S. limited partnership units multiplied by the contribution ratio (which is one divided by 2.2).

Holdings Partnership Division

Prior to the completion of the IPO, in connection with the separation, BGC Holdings and its partners took a series of steps so that its assets and liabilities were divided between BGC Holdings and Newmark Holdings. We refer to these steps as the “Holdings Partnership Division.” Immediately following the Holdings Partnership Division, the limited partners of BGC Holdings held all of the outstanding Newmark Holdings limited partnership interests in the same aggregate proportions that such persons held in BGC Holdings, with the total number of Newmark Holdings limited partnership units equal to the total number of BGC Holdings limited partnership units multiplied by the contribution ratio.

Newmark Contribution

Prior to the completion of the IPO, in connection with the separation, BGC Partners contributed certain assets and liabilities to Newmark. In consideration of this contribution, effective as of the closing of the contribution, Newmark took such actions (through an issuance of additional shares of Newmark common stock to BGC Partners, a recapitalization, stock split or otherwise) such that after such action, (1) the aggregate number of shares of Newmark Class A common stock held by BGC Partners immediately following such action equaled the number of shares of BGC Partners Class A common stock outstanding immediately following such action multiplied by the contribution ratio; and (ii) the aggregate number of shares of Newmark Class B common stock held by BGC Partners immediately following such action equaled the number of shares of BGC Partners Class B common stock outstanding immediately following such action multiplied by the contribution ratio.

Assumption and Repayment of Indebtedness

In connection with the separation and prior to the closing of the IPO, we assumed from BGC Partners the Term Loan and the Converted Term Loan. Newmark OpCo also assumed from BGC U.S. the BGC Notes. We contributed all of the net proceeds of the IPO (including any net proceeds received in connection with the Underwriters’ option to purchase additional shares of Class A common stock) to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by us in the IPO. Newmark OpCo used all of such net proceeds to partially repay intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. and was assumed by Newmark OpCo in connection with the separation). The Term Loan had an outstanding principal amount of approximately $270.7 million as of December 31, 2017, plus accrued but unpaid interest thereon, with an interest rate calculated based on one-month LIBOR plus 2.75%, subject to adjustment, which was approximately 4.21% per annum as of December 31, 2017. The Term Loan had a maturity date of September 8, 2019, and was repaid in full on March 9, 2018. Pursuant to the Term Loan, in the event that any member of the Newmark group receives net proceeds from the incurrence of indebtedness for borrowed money or an equity issuance (in each case subject to certain exceptions), Newmark OpCo was obligated to use such net proceeds to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which in turn we were obligated to the remaining amount outstanding on the Term Loan), and thereafter, to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Converted Term Loan (which in turn we will use to repay the remaining amount outstanding on the Converted Term Loan). Following the IPO and the repayment of the Term Loan and the Converted Term Loan, in the event that any member of the Newmark group receives net proceeds from the incurrence of indebtedness for borrowed money (subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the BGC Notes. In addition, we will be obligated to repay any remaining amounts under the BGC Notes prior to the distribution.

The Distribution

The separation and distribution agreement also governs the rights and obligations of BGC Partners and Newmark regarding the potential distribution by BGC Partners to its stockholders of the shares of our common stock held by BGC Partners following the IPO. BGC Partners has advised us that it currently expects to accomplish the distribution through a spin-off, which is a pro rata distribution by BGC Partners of its shares of our common stock to holders of BGC Partners’ common stock, with our shares of Class A common stock held by it to be distributed to the holders of shares of Class A common stock of BGC Partners and our shares of Class B common stock held by it to be distributed to the holders of the shares of Class B common stock of BGC Partners.

To account for potential changes in the number of shares of Class A common stock and Class B common stock of BGC Partners and Newmark between the IPO and the distribution, and to ensure that the distribution (if it occurs) is pro rata to the stockholders of BGC Partners, immediately prior to the distribution, BGC Partners will convert any shares of Class B common stock of Newmark beneficially owned by BGC Partners into shares of Class A common stock of Newmark, or exchange any shares of Class A common stock of Newmark beneficially owned by BGC Partners for shares of Class B common stock of Newmark, so that the ratio of shares of Class B common stock of Newmark held by BGC Partners to the shares of Class A common stock of Newmark held by BGC Partners, in each case as of immediately prior to the distribution, equals the ratio of shares of outstanding Class B common stock of BGC Partners to the shares of outstanding Class A common stock of BGC Partners, in each case as of the record date of the distribution.

If the distribution were to have occurred immediately after the IPO, then each share of Class A common stock of BGC Partners would have received in the distribution a number of shares of Class A common stock of Newmark equal to the contribution ratio, and each share of Class B common stock of BGC Partners would have received in the distribution a number of shares of Class B common stock of Newmark equal to the contribution ratio. The precise distribution ratio, however, may change if there are changes in the number of outstanding shares of Class A or Class B common stock of BGC Partners, or the number of shares of Class A or Class B common stock of Newmark held by BGC Partners, between the date of the IPO and the date of the distribution.

There are various conditions to the completion of the distribution. In addition, BGC Partners may terminate its obligation to complete the distribution at any time if the board of directors of BGC Partners, in its sole discretion, determines that the distribution is not in the best interests of BGC Partners or its stockholders. Consequently, we cannot assure you as to when or whether the distribution will occur.

The separation and distribution agreement provides that BGC Partners’ obligation to complete the distribution will be subject to several conditions that must be satisfied (or waived by BGC Partners in its sole discretion), including, among others:

•	BGC Partners’ receipt of an opinion from Wachtell, Lipton, Rosen & Katz, outside counsel to BGC Partners, satisfactory to the board of directors of BGC Partners, to the effect that the contribution and distribution, taken together, will qualify as a “reorganization” under Sections 355 and 368(a)(1)(D) of the Code;

•	all governmental approvals necessary to consummate the distribution having been obtained and remaining in full force and effect;

•	all actions and filings necessary or appropriate under applicable securities laws in connection with the distribution having been taken or made, and, where applicable, becoming effective or being accepted by the applicable governmental authority;

•	the approval for listing on the NASDAQ Global Select Market of the shares of our Class A common stock to be distributed to the holders of BGC Partners Class A common stock in the distribution, subject to official notice of distribution;

•	no order, injunction or decree issued by any court or agency of competent jurisdiction or other legal restraint or prohibition preventing consummation of the distribution or any of the related transactions being in effect, and no other event outside the control of BGC Partners having occurred or failed to occur that prevents the consummation of the distribution or any of the related transactions;

•	we shall have repaid in full the BGC Notes;

•	BGC Partners’ guarantee of the obligations under the Term Loan and BGC Partners’ guarantee of the obligations under the Converted Term Loan, in each case, shall have been terminated in full;

•	all borrowings pursuant to the Intercompany Credit Agreement shall have been repaid in full, and the Intercompany Credit Agreement shall have been terminated; and

•	no other events or developments having occurred subsequent to the completion of the IPO that, in the judgment of the board of directors of BGC Partners, would result in the distribution not being in the best interest of BGC Partners or its stockholders.

As described above, BGC Partners will have the right to terminate its obligation to complete the distribution if, at any time, the board of directors of BGC Partners determines, in its sole discretion, that the distribution is not in the best interests of BGC Partners or its stockholders. If such termination occurs after the separation, neither party will have any liability to the other party under the separation and distribution agreement in respect of the distribution.

If the board of directors of BGC Partners terminates BGC Partners’ obligation to complete the distribution or waives a material condition to the distribution after the date of this prospectus, we intend to issue a press release disclosing this waiver, if any, or file a current report on Form 8-K with the SEC.

We will cooperate with BGC Partners to accomplish the distribution and will, at BGC Partners’ direction, promptly take any and all actions necessary or desirable to effect the distribution, including the registration under the Securities Act of our Class A common stock on an appropriate registration form or forms to be designated by BGC Partners.

Operating Covenants

For so long as BGC Partners beneficially owns at least 50% of the total voting power of our outstanding capital stock entitled to vote in the election of directors, we will not, and will cause our subsidiaries to not (without BGC Partners’ prior written consent):

•	take any action that would limit the ability of BGC Partners to transfer its shares of our common stock or limit the rights of any transferee of BGC Partners as a holder of our common stock;

•	take any actions that could reasonably result in BGC Partners being in breach of or in default under any contract or agreement;

•	acquire any other businesses or assets or dispose of any of our assets, in each case with an aggregate value for all such transactions in excess of $100 million;

•	acquire any equity interests in, or loan any funds to, third parties in excess of $100 million in the aggregate; or

•	incur any indebtedness, other than indebtedness not in excess of $50 million in the aggregate or any indebtedness some or all of the proceeds of which are used to repay the Term Loan, the Converted Term Loan or the BGC Notes, or (2) incur any indebtedness that would cause BGC Partners to be in breach of or in default under any contract or that could be reasonably likely to adversely impact the credit rating of any commercial indebtedness of BGC Partners.

For so long as BGC Partners beneficially owns shares of our capital stock constituting “control” within the meaning of Section 368(c) of the Code, we will not (without BGC Partners’ prior written consent):

•	issue any shares of our capital stock or any rights, warrants or options to acquire our capital stock (including securities convertible into or exchangeable for our capital stock) if this could cause BGC Partners, at any time prior to the distribution, to (1) beneficially own less than 82% of the total voting power of our outstanding common stock entitled to vote in the election of directors or less than 82% of the outstanding shares of any class of our capital stock not entitled to vote in the election of directors; or (2) otherwise fail to have “control” of us within the meaning of Section 368(c) of the Code;

•	issue any shares of our capital stock in respect of any Newmark Holdings exchangeable limited partnership interests; or

•	take any action or fail to take any action that could reasonably be expected to prevent the contribution and the distribution from qualifying as a tax-free transaction to us, BGC Partners and BGC Partners’ stockholders for U.S. federal income tax purposes.

For so long as BGC Partners beneficially owns shares of our capital stock satisfying the stock ownership requirements set forth in Section 1504 of the Code, we will not (without BGC Partners’s prior written consent) issue any shares of our capital stock or any rights, warrants or options to acquire our capital stock, if this could cause BGC Partners, at any time prior to the distribution, to (1) fail to beneficially own shares of our capital stock satisfying the stock ownership requirements set forth in Section 1504 of the Code or (2) otherwise not be permitted to treat any member of the Newmark group as members of the “affiliated group” (within the meaning of Section 1504 of the Code) of which BGC Partners is the common parent.

Auditors and Audits; Annual Financial Statements and Accounting

For so long as BGC Partners is required to consolidate our results of operations and financial position or account for its investment in us under the equity method of accounting, we will:

•	not change our independent auditors without BGC Partners’ prior written consent;

•	use our reasonable best efforts to enable our independent auditors to complete their audit of our financial statements in a timely manner so as to permit timely filing of BGC Partners’ financial statements;

•	provide to BGC Partners and its independent auditors all information required for BGC Partners to meet its schedule for the filing and distribution of its financial statements and to make available to BGC Partners and its independent auditors all documents necessary for the annual audit of us as well as access to the responsible personnel so that BGC Partners and its independent auditors may conduct their audits relating to our financial statements;

•	adhere to certain specified BGC Partners accounting policies and notify and consult with BGC Partners regarding any changes to our accounting principles and estimates used in the preparation of our financial statements, and any deficiencies in, or violations of law in connection with, our internal control over financial reporting; and

•	consult with BGC Partners regarding the timing and content of our earnings releases and cooperate fully (and cause our independent auditors to cooperate fully) with BGC Partners in connection with any of its public filings.

Access to Information

Under the separation and distribution agreement, following the separation, we and BGC Partners are obligated to provide each other access to information as follows:

•	subject to applicable confidentiality obligations and other restrictions, we and BGC Partners will use commercially reasonable efforts to provide each other any information within each other’s possession that the requesting party reasonably needs for use in the conduct of its business in accordance with past practice, to comply with requirements imposed on the requesting party by a governmental authority, for use in any proceeding or to satisfy audit, accounting or similar requirements, or to comply with its obligations under the separation and distribution agreement or any ancillary agreement;

•	until our first fiscal year-end occurring after the distribution (and for a reasonable period of time afterwards as required for each of BGC Partners or us to prepare consolidated financial statements or complete a financial statement audit for the fiscal year during which the distribution occurs), we will maintain in effect at our own cost and expense adequate systems and controls to the extent necessary to enable the members of the BGC Partners group to satisfy their respective reporting, accounting, audit and other obligations, and we will provide to BGC Partners in such form as BGC Partners may request, at no charge to BGC Partners, all financial and other data and information as BGC Partners determines necessary or advisable in order to prepare its financial statements and reports or filings with any governmental authorities, including copies of all quarterly and annual financial information and other reports and documents that we intend to file with the SEC prior to such filings (as well as final copies upon filing), and copies of our budgets and financial projections;

•	subject to certain exceptions, we and BGC Partners will use reasonable best efforts to make available to each other, our past, present and future directors, officers, other employees and representatives to the extent reasonably required as witnesses in any legal, administrative or other proceedings in which the other party may become involved;

•	the party providing information, consultant or witness services under the separation and distribution agreement will be entitled to reimbursement from the other party for reasonable out-of-pocket expenses incurred in providing this assistance;

•	each party will use reasonable best efforts to retain information in its possession or control in accordance with BGC Partners’ record retention policy as of the separation; and

•	subject to certain exceptions, we and BGC Partners will hold in confidence all information concerning or belonging to the other party, unless legally required to disclose such information.

Expenses

Under the separation and distribution agreement, we were responsible for all third-party costs, fees and expenses relating to the IPO, including the SEC registration fee, the FINRA fee, the reimbursable expenses of the

Underwriters pursuant to the underwriting agreement, all of the costs of producing, printing, mailing and otherwise distributing the prospectus, as well as the underwriting discounts and commissions. All third-party fees, costs and expenses paid or incurred in connection with the distribution will be paid by BGC Partners. Except as otherwise set forth above or as provided in the separation and distribution agreement or other ancillary agreements, all other costs and expenses incurred in connection with the transactions contemplated by the separation and distribution agreement will be borne by the party incurring such costs and expenses.

Termination

The separation and distribution agreement may be terminated and the distribution may be amended, modified or abandoned at any time prior to the distribution by the mutual consent of BGC Partners and us. In addition, prior to the distribution, BGC Partners has the right to terminate its obligation to complete the distribution if, at any time, the board of directors of BGC Partners determines, in its sole discretion, that the distribution is not in the best interests of BGC Partners or its stockholders. If the separation and distribution agreement is terminated after the completion of the IPO, only the provisions of the separation and distribution agreement that obligate the parties to pursue the distribution will terminate. The other provisions of the separation and distribution agreement and the other ancillary agreements that BGC Partners and we entered into will remain in full force and effect.

BGC Partners Contribution of Newmark OpCo Units Prior to the Distribution

Prior to the distribution, unless otherwise agreed by BGC Partners, in order for a partner of BGC Holdings to exchange a BGC Holdings exchange right unit into a share of common stock of BGC Partners pursuant to the BGC Holdings limited partnership agreement, such partner must exchange both one BGC Holdings exchange right unit and a number of Newmark Holdings exchange right units calculated in accordance with the BGC Holdings limited partnership agreement, in order to receive one share of BGC Partners common stock. Prior to the distribution, to the extent that BGC Partners receives any Newmark OpCo units as a result of any exchange of Newmark Holdings exchange right unit as described in the immediately preceding sentence or as a result of any contribution by BGC Partners to Newmark OpCo, purchase by BGC Partners of Newmark OpCo units or otherwise (see “—Reinvestments in Newmark OpCo by BGC Partners”), then in each case, BGC Partners will contribute such Newmark OpCo units to Newmark in exchange for a number of shares of Newmark common stock equal to the number of such Newmark OpCo units multiplied by the exchange ratio, currently one-for-one, subject to adjustment (with the class of shares of our common stock corresponding to the class of shares of common stock that BGC Partners issued upon such exchange).

Exchange Agreement

In connection with the separation on December 13, 2017, we entered into the exchange agreement, which provides BGC Partners, Cantor, CFGM and any other Qualified Class B Holder entitled to hold Class B common stock under our certificate of incorporation with the right to exchange at any time and from time to time, on a one-to-one basis, shares of our Class A common stock now owned or subsequently acquired by such persons for shares of our Class B common stock, up to the number of shares of Class B common stock that are authorized but unissued under our certificate of incorporation. Prior to the distribution, however, without the prior consent of BGC Partners, the Cantor entities may not exchange such shares of our Class A common stock into shares of our Class B common stock. Our audit committee and our board of directors have determined that the exchange agreement is in the best interests of Newmark and its stockholders because, among other things, it will help ensure that Cantor retains its exchangeable limited partnership units in Newmark Holdings, which is the same partnership in which Newmark’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

Amended and Restated Newmark Holdings Limited Partnership Agreement

On December 13, 2017, we entered into the Amended and Restated Agreement of Limited Partnership of Newmark Holdings, which is described below.

Management

Newmark Holdings is managed by its general partner, which is a wholly owned subsidiary of Newmark. Through our ownership of the general partner of Newmark Holdings, we hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitles us to control Newmark Holdings and to remove and appoint the general partner of Newmark Holdings.

Under the Newmark Holdings limited partnership agreement, the Newmark Holdings general partner manages the business and affairs of Newmark Holdings. However, Cantor’s consent is required for amendments to the Newmark Holdings limited partnership agreement, to decrease distributions to Newmark Holdings limited partners to less than 100% of net income received by Newmark Holdings (other than with respect to selected extraordinary items as described below), to transfer any Newmark OpCo partnership interests beneficially owned by Newmark Holdings and to take any other actions that may adversely affect Cantor’s exercise of its co-investment rights to acquire Newmark Holdings limited partnership interests, its right to purchase Newmark Holdings founding partner interests and its right to exchange the Newmark Holdings exchangeable limited partnership interests. Cantor’s consent is also required in connection with transfers of Newmark Holdings limited partnership interests by other limited partners and the issuance of additional Newmark Holdings limited partnership interests outside of the Participation Plan or certain other limited circumstances.

The Newmark Holdings limited partnership agreement also provides that Newmark Holdings, in its capacity as the general partner of Newmark OpCo, requires Cantor’s consent to amend the terms of the Newmark OpCo limited partnership agreement or take any other action that may interfere with Cantor’s exercise of its co-investment rights to acquire Newmark Holdings limited partnership interests (and the corresponding investment in Newmark OpCo by Newmark Holdings) or its rights to exchange the Newmark Holdings exchangeable limited partnership interests. Founding/working partners and limited partnership unit holders do not have any voting rights with respect to their ownership of Newmark Holdings limited partnership interests, other than limited consent rights concerning certain amendments to the terms of the Newmark Holdings limited partnership agreement.

Classes of Interests in Newmark Holdings

Newmark Holdings has the following outstanding interests:

•	a general partnership interest, which is held indirectly by us;

•	a special voting limited partnership interest, which is held indirectly by us and which entitles us to remove and appoint the general partner of Newmark Holdings;

•	Newmark Holdings exchangeable limited partnership interests, which are held by Cantor;

•	Newmark Holdings founding partner interests, which are limited partnership interests that will be issued in the separation in respect of BGC Holdings founding partner interests (which were issued to certain partners in connection with the 2008 separation of BGC Partners from Cantor); and

•	Newmark Holdings limited partnership interests and units, including REU and AREU interests and working partner interests (including RPU, ARPU, PSI, PSE, APSI, PSU, APSU, LPU and NPSU interests and Preferred Units).

Newmark Holdings founding/working partner interests are divided into a number of different classes of Newmark Holdings units underlying such partner’s Newmark Holdings founding partner interests and Newmark Holdings working partner interests, respectively.

Each class of Newmark Holdings units held by founding/working partners (other than certain non-participating units) generally entitles the holder to receive a pro rata share of the distributions of income received by Newmark Holdings. See “—Distributions.” The terms of each class of limited partnership interests vary and are described in the Newmark Holdings limited partnership agreement, a form of which is attached to the registration statement of which this prospectus is a part.

The general partner of Newmark Holdings may determine the total number of authorized Newmark Holdings units.

Any authorized but unissued Newmark Holdings units may be issued:

•	pursuant to the separation or as otherwise contemplated by the separation and distribution agreement or the Newmark Holdings limited partnership agreement;

•	to Cantor and members of the Cantor group, (1) in connection with a reinvestment in Newmark Holdings or (2) in the event of a termination or bankruptcy of a founding/working partner or limited partnership unit holder or the redemption of a founding/working partner interest or limited partnership unit pursuant to the Newmark Holdings limited partnership agreement;

•	with respect to Newmark Holdings founding/working partner interests, to an eligible recipient, which means any limited partner or member of the Cantor group or any affiliate, employee service provider or partner thereof, in each case as directed by a Newmark Holdings exchangeable limited partner majority in interest (provided that such person or entity is not primarily engaged in a business that competes with Newmark Holdings or its subsidiaries);

•	as otherwise agreed by the general partner and a Newmark Holdings exchangeable limited partner interest majority in interest;

•	pursuant to the Participation Plan;

•	to any then-current founding/working partner or limited partnership unit holder pursuant to the Newmark Holdings limited partnership agreement; or

•	to any Newmark Holdings partner in connection with a conversion of an issued unit and interest into a different class or type of unit and interest.

In the event that Newmark Holdings redeems any of its outstanding units, our audit committee has authorized management to sell to the members of the Cantor group exchangeable units equal in number to such redeemed units at a price per exchangeable unit to be determined based on an average daily closing price of the Class A common stock.

The Newmark Holdings limited partnership agreement provides that (1) where either current, terminating or terminated partners are permitted by us to exchange any portion of their founding partner units and Cantor consents to such exchangeability, we will offer to Cantor the opportunity for Cantor to purchase the same number of new exchangeable limited partnership interests in Newmark Holdings at the price that Cantor would have paid for the founding partner units had we redeemed them; and (2) the exchangeable limited partnership interests to be offered to Cantor pursuant to clause (1) above would be subject to, and granted in accordance with, applicable laws, rules and regulations then in effect.

Exchanges

Each unit of the Newmark Holdings limited partnership interests held by Cantor is generally exchangeable with us for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the current exchange ratio. Currently, the exchange ratio equals one, so that each unit of an exchangeable Newmark Holdings limited partnership interest will be exchangeable with Newmark for one share of Newmark common stock. However, the exchange ratio is subject to adjustment as described below under “—Adjustment to Exchange Ratio.”

The Newmark Holdings founding partner interests (which were issued in the separation to holders of BGC Holdings founding partner interests, who received such founding partner interests in connection with the separation of BGC Partners from Cantor in 2008) will not be exchangeable with us unless (1) Cantor reacquires such interests from Newmark Holdings upon termination or bankruptcy of the founding partners or redemption of their units (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for Class A common stock or Class B common stock as described above or (2) Cantor determines that such interests can be exchanged by such founding partners with us for Class A common stock, in which case each such Newmark Holdings unit will be exchangeable with us for a number of shares of our Class A common stock equal to the then current exchange ratio, on terms and conditions to be determined by Cantor. Once a Newmark Holdings founding partner interest becomes exchangeable, such founding partner interest is automatically exchanged upon a termination or bankruptcy (x) with BGC Partners for Class A common stock of BGC Partners (after also providing the requisite portion of BGC Holdings founding partner interests) if the termination or bankruptcy occurs prior to the distribution and (y) in all other cases, with us for our Class A common stock.

In particular, Cantor has provided that 428,177 Newmark Holdings founding partner interests will be exchangeable with us for a number of shares of Class A common stock equal to the then current exchange ratio, in accordance with the terms of the Newmark Holdings limited partnership agreement.

We provide exchangeability for partnership units into shares of our Class A common stock in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

Working partner interests will not be exchangeable with us unless otherwise determined by us with the written consent of a Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The limited partnership units will only be exchangeable for Class A common stock in accordance with the terms and conditions of the grant of such units, which terms and conditions will be determined in our sole discretion, as the general partner of Newmark Holdings, with the written consent of the Newmark Holdings exchangeable limited partnership interest majority in interest with respect to the grant of any exchange right, in accordance with the terms of the Newmark Holdings limited partnership agreement.

Notwithstanding the foregoing, with respect to BGC Holdings units outstanding as of immediately prior to the separation and Newmark Holdings units issued in the separation in respect of such BGC Holdings units (see “—Separation and Distribution Agreement—Holdings Partnership Division”), which we refer to “legacy BGC Holdings units” and “legacy Newmark Holdings units,” to the extent that such legacy BGC Holdings units or legacy Newmark Holdings are not exchangeable as of immediately after the separation, the determination of whether to grant an exchange right with respect to such legacy BGC Holdings units and legacy Newmark Holdings units will be made as follows:

•	If the legacy BGC Holdings units and legacy Newmark Holdings unit are held by an employee of the BGC group providing services solely to the BGC group, then BGC Partners shall make such determination;

•	If the legacy BGC Holdings units and legacy Newmark Holdings unit are held by an employee of the Newmark group providing services solely to the Newmark group, then Newmark shall make such determination; and

•

If the legacy BGC Holdings units and legacy Newmark Holdings unit are held by an employee of the BGC group, the Newmark group or the Cantor group providing services to both the BGC group and the Newmark group, then BGC Partners shall make such determination to the extent that the grant of the exchange right relates to compensation for services by such employee to the BGC group, and Newmark shall make such determination to the extent that the grant of the exchange right relates to compensation for services by such employee to the Newmark group. Grants of exchangeability may be made at any time in the discretion of the relevant service recipient, and future grant practices may differ from prior practices, including without limitation in connection with performance achievement, changes in incentive arrangements, accounting principles, and tax laws (including deductibility of compensation) and other applicable laws.

As a result of the distribution of limited partnership interests of Newmark Holdings in connection with the separation, each holder of BGC Holdings limited partnership interests will hold a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest for each BGC Holdings limited partnership interest held thereby immediately prior to the separation. The BGC Holdings limited partnership interests and Newmark Holdings limited partnership interests will each be entitled to receive cash distributions from BGC Holdings and Newmark Holdings, respectively, in accordance with the terms of such partnership’s respective limited partnership agreement.

Notwithstanding the foregoing, prior to the distribution, without the prior consent of BGC Partners, no Newmark Holdings limited partnership interests shall be exchangeable into our shares of common stock. Prior to the distribution, unless otherwise agreed by BGC Partners, in order for a partner to exchange an exchangeable limited partnership interest in BGC Holdings or Newmark Holdings into a share of common stock of BGC Partners, such partner must exchange both one unit of a BGC Holdings exchangeable limited partnership interest and a number of units of Newmark Holdings exchangeable limited partnership interests, calculated in accordance with the BGC Holdings limited partnership agreement, in order to receive one share of BGC Partners common stock. Prior to the distribution, to the extent that BGC Partners receives any Newmark OpCo units as a result of any such exchange of Newmark Holdings exchangeable limited partnership interests or otherwise (as described below), then BGC Partners will contribute such Newmark OpCo units to us in exchange for a number of shares of our common stock equal to the exchange ratio, which is currently one-for-one, subject to adjustment (with the class of shares of our common stock corresponding to the class of shares of common stock that BGC Partners issued upon such exchange).

Upon our receipt (or, prior to the distribution and as described above, BGC Partners’ receipt) of any Newmark Holdings exchangeable limited partnership interest, or Newmark Holdings founding partner interest, working partner interest or limited partnership unit that is exchangeable, pursuant to an exchange, such interest being so exchanged will cease to be outstanding and will be automatically and fully cancelled, and such interest will automatically be designated as a Newmark Holdings regular limited partnership interest, will have all rights and obligations of a holder of Newmark Holdings regular limited partnership interests and will cease to be designated as a Newmark Holdings exchangeable interest, or Newmark Holdings founding partner interest, working partner interest or limited partnership unit that is exchangeable, and will not be exchangeable.

With each exchange, our direct and indirect (and, prior to the distribution and as described above, BGC Partners’ indirect) interest in Newmark OpCo will proportionately increase, because immediately following an exchange, Newmark Holdings will redeem the Newmark Holdings unit so acquired for the Newmark OpCo limited partnership interest underlying such Newmark Holdings unit.

In addition, upon a transfer of a Newmark Holdings exchangeable limited partnership interest that is not permitted by the Newmark Holdings limited partnership agreement (see “—Transfers of Interests”), such interest will cease to be designated as a Newmark Holdings exchangeable limited partnership interest and will automatically be designated as a regular limited partnership interest.

In the case of an exchange of an exchangeable limited partnership interest or a founding partner interest (or portion thereof), the aggregate capital account of the Newmark Holdings unit so exchanged will equal a pro rata portion of the total aggregate capital account of all exchangeable limited partnership units and founding partner units then outstanding, reflecting the portion of all such exchangeable limited partnership units and founding partner units then outstanding represented by the unit so exchanged. The aggregate capital account of such exchanging partner in such partner’s remaining exchangeable limited partnership units and/or founding partner units will be reduced by an equivalent amount. If the aggregate capital account of such partner is insufficient to permit such a reduction without resulting in a negative capital account, the amount of such insufficiency will be satisfied by reallocating capital from the capital accounts of the exchangeable limited partners and the founding partners to the capital account of the unit so exchanged, pro rata based on the number of units underlying the outstanding exchangeable limited partnership interests and the founding partner interests or based on other factors as determined by a Newmark Holdings exchangeable limited partnership interest majority in interest.

In the case of an exchange of an REU interest or working partner interest or portion thereof, the aggregate capital account of the Newmark Holdings units so exchanged will equal the capital account of the REU interest or working partner interest (or portion thereof), as the case may be, represented by such Newmark Holdings units.

We agreed to reserve, out of our authorized but unissued Class B common stock and Class A common stock, a sufficient number of shares of Class B common stock and Class A common stock to effect the exchange of all then outstanding Newmark Holdings exchangeable limited partnership interests, the Newmark Holdings founding/working partner interests, if exchangeable, and Newmark Holdings limited partnership units, if exchangeable, into shares of Class B common stock or Class A common stock pursuant to the exchanges and a sufficient number of shares of Class A common stock to effect the exchange of shares of Class B common stock issued or issuable in respect of exchangeable Newmark Holdings limited partnership interests (subject, in each case, to the maximum number of shares authorized but unissued under our certificate of incorporation as then in effect). We have agreed that all shares of Class B common stock and Class A common stock issued in an exchange will be duly authorized, validly issued, fully paid and non-assessable and will be free from pre-emptive rights and free of any encumbrances.

Partnership Enhancement Programs

We may from time to time undertake partnership redemption and compensation restructuring programs to enhance our employment arrangements by leveraging our unique partnership structure. Under these programs, participating partners generally may agree to extend the lengths of their employment or service agreements, to accept a larger portion of their compensation in partnership units and to other contractual modifications sought by us. As part of these programs, we may also redeem limited partnership interests for cash and/or other units and grant exchangeability to certain units.

Distributions

The profit and loss of Newmark OpCo are generally allocated based on the total number of Newmark OpCo units outstanding. The profit and loss of Newmark Holdings are generally allocated based on the total number of Newmark Holdings units outstanding. The minimum distribution for each RPU interest issued after the IPO is $0.005 per quarter.

Pursuant to the terms of the Newmark Holdings limited partnership agreement, distributions by Newmark Holdings to its partners may not be decreased below 100% of net income received by Newmark Holdings from Newmark OpCo (other than with respect to selected extraordinary items with respect to founding/working partners or limited partnership unit holders, such as the disposition directly or indirectly of partnership assets outside of the ordinary course of business) unless we determine otherwise, subject to Cantor’s consent (as the holder of the Newmark Holdings exchangeable limited partnership interest majority in interest).

In addition, the Newmark Holdings general partner, with the consent of Cantor, as holder of a majority of the Newmark Holdings exchangeable limited partnership interests, in its sole and absolute discretion, may direct

Newmark Holdings, upon a founding/working partner’s or a limited partnership unit holder’s death, retirement, withdrawal from Newmark Holdings or other full or partial redemption of Newmark Holdings units, to distribute to such partner (or to his or her personal representative, as the case may be) a number of publicly traded shares or an amount of other property that the Newmark Holdings general partner determines is appropriate in light of the goodwill associated with such partner and his, her or its Newmark Holdings units, such partner’s length of service, responsibilities and contributions to Newmark Holdings and/or other factors deemed to be relevant by the Newmark Holdings general partner.

In the discretion of the Newmark Holdings general partner, distributions with respect to selected extraordinary transactions, as described below, may be withheld from the founding/working partners and the limited partnership unit holders and distributed over time subject to the satisfaction of conditions set by us, as the general partner of Newmark Holdings, such as continued service to us. These distributions that may be withheld relate to income items from nonrecurring events, including, without limitation, items that would be considered “extraordinary items” under GAAP and recoveries with respect to claims for expenses, costs and damages (excluding any recovery that does not result in monetary payments to Newmark Holdings) attributable to extraordinary events affecting Newmark Holdings.

Cantor’s Right to Purchase Redeemed Interests

Newmark Holdings Founding Partner Interests

The terms of the Newmark Holdings founding partner interests are substantially the same as the terms of the BGC Holdings founding partner interests. There are no Newmark Holdings founding partner interests outstanding other than from the mathematical carryover from the BGC Holdings founding partner interests (i.e., the Newmark Holdings founding partner interests distributed in the separation in respect of the outstanding BGC Holdings founding partner interests). No holder of Newmark Holdings founding partner interests is currently employed by us.

Cantor has a right to purchase any Newmark Holdings founding partner interests that have not become exchangeable that are redeemed by Newmark Holdings upon termination or bankruptcy of a founding partner or upon mutual consent of the general partner of Newmark Holdings and Cantor. Cantor has the right to purchase such Newmark Holdings founding partner interests at a price equal to the lesser of (1) the amount that Newmark Holdings would be required to pay to redeem and purchase such Newmark Holdings founding partner interests and (2) the amount equal to (a) the number of units underlying such founding partner interests, multiplied by (b) the exchange ratio as of the date of such purchase, multiplied by (c) the then current market price of our Class A common stock. Cantor may pay such price using cash, publicly traded shares or other property, or a combination of the foregoing. If Cantor (or the other member of the Cantor group acquiring such founding partner interests, as the case may be) so purchases such founding partner interests at a price equal to clause (2) above, neither Cantor nor any member of the Cantor group nor Newmark Holdings nor any other person is obligated to pay Newmark Holdings or the holder of such founding partner interests any amount in excess of the amount set forth in clause (2) above.

In addition, the Newmark Holdings limited partnership agreement provides that (1) where either current, terminating or terminated partners are permitted by us to exchange any portion of their founding partner units and Cantor consents to such exchangeability, we will offer to Cantor the opportunity for Cantor to purchase the same number of new exchangeable limited partnership interests in Newmark Holdings at the price that Cantor would have paid for the founding partner units had we redeemed them; and (2) the exchangeable limited partnership interests to be offered to Cantor pursuant to clause (1) above would be subject to, and granted in accordance with, applicable laws, rules and regulations then in effect.

Any unit of a Newmark Holdings founding partner interests acquired by Cantor, while not exchangeable in the hands of the founding partner absent a determination by Cantor to the contrary, will be exchangeable by

Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The current exchange ratio is one, but is subject to adjustment in accordance with the terms of the separation and distribution agreement as described below under “—Adjustment to Exchange Ratio.” This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark Holdings upon exercise of its right to purchase equivalent exchangeable interests.

Newmark Holdings Working Partner Interests and Newmark Holdings Limited Partnership Units

Cantor has a right to purchase any Newmark Holdings working partner interests or Newmark Holdings limited partnership units (in each case that have not become exchangeable), as the case may be, that are redeemable by Newmark Holdings if Newmark Holdings elects to transfer the right to purchase such interests to a Newmark Holdings partner rather than redeem such interests itself. Cantor has the right to purchase such interests on the same terms that such Newmark Holdings partner would have a right to purchase such interests.

Newmark from time to time may enter into various compensatory arrangements with partners, including founding partners who hold non-exchangeable founding partner units that Cantor has not elected to make exchangeable into shares of Class A common stock. These arrangements, which may be entered into prior to or in connection with the termination of such partners, include but are not limited to the grant of shares or other awards under the Equity Plan, payments of cash or other property, or partnership awards under the Participation Plan or other partnership adjustments, which arrangements may result in the repayment by such partners of any partnership loans or other amounts payable to or guaranteed by Cantor earlier than might otherwise be the case, and for which the Company may incur compensation charges that it might not otherwise have incurred had such arrangements not been entered into.

Transfers of Interests

The Newmark Holdings partnership agreement contains restrictions on the transfer of interests in Newmark Holdings. In general, a partner may not transfer or agree or otherwise commit to transfer all or any portion of, or any rights, title and interest in and to, its interest in Newmark Holdings, except in the circumstances described in the Newmark Holdings partnership agreement.

Amendments

The Newmark Holdings limited partnership agreement cannot be amended except with the approval of each of the general partner and the exchangeable limited partners (by the affirmative vote of a Newmark Holdings exchangeable limited partnership interest majority in interest) of Newmark Holdings. In addition, the Newmark Holdings limited partnership agreement cannot be amended to:

•	amend any provisions which require the consent of a specified percentage in interest of the limited partners without the consent of that specified percentage in interest of the limited partners;

•	alter the interest of any partner in the amount or timing of distributions or the allocation of profits, losses or credits, if such alteration would either materially adversely affect the economic interest of a partner or would materially adversely affect the value of interests, without the consent of the partners holding at least two-thirds of all units, in the case of an amendment applying in substantially similar manner to all classes of interests, or two-thirds in interest of the affected class or classes of the partners, in the case of any other amendment; or

•	alter the special voting limited partner’s ability to remove a general partner.

The general partner of Newmark Holdings may authorize any amendment to correct any technically incorrect statement or error apparent on the face thereof in order to further the parties’ intent or to correct any formality or error or incorrect statement or defect in the execution of the Newmark Holdings limited partnership agreement.

Corporate Opportunity; Fiduciary Duty

The Newmark Holdings limited partnership agreement contains similar corporate opportunity provisions to those included in our certificate of incorporation with respect to Newmark, BGC Partners and/or Cantor and their respective representatives. See “—Potential Conflicts of Interest and Competition with BGC Partners and Cantor.”

Parity of Interests

The Newmark Holdings limited partnership agreement provides that it is the non-binding intention of Newmark Holdings and each of the partners of Newmark Holdings that the aggregate number of Newmark OpCo units held by Newmark Holdings and its subsidiaries (other than Newmark OpCo and its subsidiaries) at a given time divided by the aggregate number of Newmark Holdings units issued and outstanding at such time is at all times equal to one, which ratio is referred to herein as the “Newmark Holdings ratio.” It is the non-binding intention of each of the partners of Newmark Holdings and of Newmark Holdings that there be a parallel issuance or repurchase transaction by Newmark Holdings in the event of any issuance or repurchase by Newmark OpCo of Newmark OpCo units to or held by Newmark Holdings so that the Newmark Holdings ratio at all times equals one.

Amended and Restated Limited Partnership Agreement of Newmark OpCo

On December 13, 2017, we entered into the Amended and Restated Agreement of Limited Partnership of Newmark OpCo, which is described below (the “OpCo LP Agreement”).

Management

Newmark OpCo is managed by its general partner, which is owned by Newmark Holdings. The Newmark OpCo general partner holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of Newmark OpCo and serves as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby, Newmark) to control Newmark OpCo, subject to limited consent rights of Cantor and to the rights of Newmark Holdings as the special voting limited partner. Newmark Holdings holds its Newmark OpCo general partnership interest through a Delaware limited liability company, Newmark Holdings, LLC.

Cantor’s “consent rights” means that Newmark Holdings, in its capacity as general partner of Newmark OpCo, is required to obtain Cantor’s consent to amend the terms of the Newmark OpCo limited partnership agreement or take any other action that may adversely affect Cantor’s exercise of its co-investment rights to acquire Newmark Holdings limited partnership interests (and the corresponding investment in Newmark OpCo by Newmark Holdings) or right to exchange Newmark Holdings exchangeable limited partnership interests.

Classes of Interests in Newmark OpCo

Newmark OpCo has the following outstanding interests:

•	a general partnership interest, which is held indirectly by Newmark Holdings;

•	limited partnership interests, which are held by Newmark and Newmark Holdings; and

•	a special voting limited partnership interest, which is held indirectly by Newmark Holdings and which entitles the holder thereof to remove and appoint the general partner of Newmark OpCo.

The general partner of Newmark OpCo determines the aggregate number of authorized units in Newmark OpCo.

Any authorized but unissued units in Newmark OpCo may be issued:

•	pursuant to the separation;

•	to Newmark and/or Newmark Holdings and members of their group, as the case may be, in connection with an investment in Newmark OpCo;

•	to Newmark Holdings or members of its group in connection with a redemption pursuant to the Newmark Holdings limited partnership agreement;

•	as otherwise agreed by each of the general partner and the limited partners (by affirmative vote of the limited partners holding a majority of the units underlying limited partnership interests outstanding of Newmark OpCo (except that if Newmark Holdings and its group holds a majority in interest and Cantor and its group holds a majority of units underlying the Newmark Holdings exchangeable limited partnership interests, then majority of interest means Cantor) (which we refer to as a “Newmark OpCo majority in interest”));

•	to Newmark or Newmark Holdings in connection with a grant of equity by Newmark or Newmark Holdings; and

•	to any Newmark OpCo partner in connection with a conversion of an issued unit and interest into a different class or type of unit and interest.

There will be no additional classes of partnership interests in Newmark OpCo.

Distributions

The profit and loss of Newmark OpCo is generally allocated based on the total number of Newmark OpCo units outstanding.

Transfers of Interests

The Newmark OpCo partnership agreement contains restrictions on the transfer of interests in Newmark OpCo. In general, a partner may not transfer or agree or otherwise commit to transfer all or any portion of, or any rights, title and interest in and to, its interest in Newmark OpCo, except in the circumstances described in the Newmark OpCo partnership agreement.

Amendments

The Newmark OpCo limited partnership agreement cannot be amended except with the approval of each of the general partner and the limited partners (by the affirmative vote of a Newmark OpCo majority in interest) of Newmark OpCo. In addition, the Newmark OpCo limited partnership agreement cannot be amended to:

•	amend any provisions which require the consent of a specified percentage in interest of the limited partners without the consent of that specified percentage in interest of the limited partners;

•	alter the interest of any partner in the amount or timing of distributions or the allocation of profits, losses or credits, if such alteration would either materially adversely affect the economic interest of a partner or would materially adversely affect the value of interests, without the consent of the partners holding at least two-thirds of all units, in the case of an amendment applying in substantially similar manner to all classes of interests, or two-thirds in interest of the affected class or classes of the partners, in the case of any other amendment; or

•	alter the special voting limited partner’s ability to remove a general partner.

The general partner of Newmark OpCo may authorize any amendment to correct any technically incorrect statement or error in order to further the parties’ intent or to correct any formality or error or defect in the execution of the Newmark OpCo limited partnership agreement.

Corporate Opportunity; Fiduciary Duty

The Newmark OpCo limited partnership agreement contains similar corporate opportunity provisions to those included in our certificate of incorporation with respect to Newmark and/or Newmark Holdings and their respective representatives. See “—Potential Conflicts of Interest and Competition with BGC Partners and Cantor.”

Parity of Interests

The limited partnership agreement of Newmark OpCo provides that, at the election of Newmark, in connection with a repurchase of our Class A common stock or similar actions, Newmark OpCo will redeem and repurchase from Newmark a number of units in Newmark OpCo equivalent to the number of shares of Class A common stock repurchased by Newmark in exchange for cash in the amount of the gross proceeds to be paid in connection with such stock repurchase.

Adjustment to Exchange Ratio

Each unit of an exchangeable Newmark Holdings limited partnership interest will be exchangeable with Newmark for a number of shares of Newmark common stock equal to the exchange ratio. Initially, the exchange ratio will equal one, so that each unit of an exchangeable Newmark Holdings limited partnership interest will be exchangeable with Newmark for one share of Newmark common stock.

For reinvestment, acquisition or other purposes, Newmark may determine to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equityholders (excluding tax distributions from Newmark Holdings) of cash that it receive from Newmark OpCo. In such circumstances, the separation and distribution agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes (which we refer to as “reinvestment cash”).

The separation and distribution agreement provides that, if, in any fiscal quarter, there is reinvestment cash for such fiscal quarter, then, the exchange ratio will be adjusted so that, following such adjustment, but subject to any other further adjustment as a result of other anti-dilution and other equitable adjustments as set forth in the separation and distribution agreement, the exchange ratio shall equal:

•	the number of outstanding shares of Newmark common stock as of immediately prior to such adjustment, divided by

•	the sum of (A) the number of outstanding shares of Newmark common stock as of immediately prior to such adjustment, plus (B) the adjustment factor (as described below) for such fiscal quarter plus (C) the sum of the aggregate adjustment factors for all prior fiscal quarters following the IPO.

The “adjustment factor” means, with respect to any fiscal quarter in which there is reinvestment cash, an amount (which may be a positive or a negative number) equal to: (a) the reinvestment cash for such fiscal quarter, divided by (b) the Newmark OpCo per unit price as of the day prior to the date on which the adjustment to the exchange ratio with respect to such adjustment factor is made. Newmark shall determine the particular date in which any adjustment to the exchange ratio in respect of a particular fiscal quarter shall occur, taking into account the precise timing of any distributions by Newmark Holdings and Newmark in respect of such fiscal quarter.

Use of Reinvestment Cash

We receive significant tax benefits from the partnership structure of Newmark OpCo and Newmark Holdings. Specifically, in connection with an exchange of an exchangeable Newmark Holdings limited partnership interest with Newmark for shares of Newmark common stock, Newmark OpCo receives a tax deduction. We, in turn, benefit from the majority of this tax deduction as a result of our ownership interest in Newmark OpCo. In a typical up-C structure, we would normally receive a much smaller portion of these tax benefits.

In light of these tax benefits and the fact that the exchange ratio is adjusted downward if there is any reinvestment cash, and in order to induce the holder of a majority of the Newmark exchangeable limited partnership interest to consent to the partnership structure, we have agreed in the separation and distribution agreement that, to the extent that there is any reinvestment cash, we will contribute such cash to Newmark OpCo as an additional capital contribution with respect to our existing limited partnership interest in Newmark OpCo, unless we and the holder of a majority of the Newmark exchangeable limited partnership interests agree otherwise.

Reinvestments in Newmark OpCo by Newmark; Co-Investment Rights; Distributions to Holders of Our Common Stock and to Newmark Holdings Limited Partners

In order to maintain our economic interest in Newmark OpCo, the separation and distribution agreement provides that any net proceeds received by us from any subsequent issuances of our common stock (other than upon exchange of Newmark Holdings exchangeable limited partnership interests) will be, unless otherwise determined by our board of directors, contributed to Newmark OpCo in exchange for Newmark OpCo limited partnership interests consisting of a number of Newmark OpCo units that will equal the number of shares of our common stock issued divided by the exchange ratio as of immediately prior to the issuance of such shares.

In addition, we may elect to purchase from Newmark OpCo a number of Newmark OpCo units through cash or non-cash consideration. The investment price will be based on the then-applicable market price for shares of our Class A common stock. In the future, from time to time, we also may use cash on hand and funds received from distributions, loans or other payments from Newmark OpCo to purchase shares of common stock or Newmark Holdings exchangeable limited partnership interests.

In the event that we acquire any additional Newmark OpCo limited partnership interests from Newmark OpCo, Cantor would have the right to cause Newmark Holdings to acquire additional Newmark OpCo limited partnership interests from Newmark OpCo up to the number of Newmark OpCo units that would preserve Cantor’s relative indirect economic percentage interest in Newmark OpCo compared to our and BGC’s aggregate interests immediately prior to the acquisition of such additional Newmark OpCo units by us or BGC, and Cantor would acquire an equivalent number of additional Newmark Holdings limited partnership interests to reflect such relative indirect interest. The purchase price per Newmark OpCo unit for any such Newmark OpCo limited partnership interests issued indirectly to Cantor pursuant to its co-investment rights will be equal to the price paid by us per Newmark OpCo unit. Any such Newmark Holdings limited partnership interests issued to Cantor will be designated as exchangeable limited partnership interests.

Cantor will have 10 days after the related issuance of Newmark OpCo limited partnership interests to elect such reinvestment and will have to close such election no later than 120 days following such election.

In addition, the Participation Plan provides for issuances, in the discretion of our compensation committee or its designee, of Newmark Holdings limited partnership interests to current or prospective working partners and executive officers of Newmark. Any net proceeds received by Newmark Holdings for such issuances generally will be contributed to Newmark OpCo in exchange for Newmark OpCo limited partnership interests consisting of a number of Newmark OpCo units equal to the number of Newmark Holdings limited partnership interests being issued so that the cost of such compensation award, if any, is borne pro rata by all holders of the Newmark OpCo units, including by us. Any Newmark Holdings limited partnership interests acquired by the working partners, including any such interests acquired at preferential or historical prices that are less than the prevailing fair market value of our Class A common stock, will be designated as Newmark Holdings working partner interests and will generally receive distributions from Newmark OpCo on an equal basis with all other limited partnership interests.

Newmark Holdings will not have the right to acquire limited partnership interests in Newmark OpCo other than in connection with an investment by Cantor as described above or in connection with issuances of Newmark Holdings interests to the working partners and executive officers under the Participation Plan.

Reinvestments in Newmark OpCo by BGC Partners

Pursuant to the separation and distribution agreement, any net proceeds received by BGC Partners from any subsequent issuances of BGC Partners common stock (other than upon exchange of a combination of BGC Holdings exchangeable limited partnership interests and Newmark Holdings exchangeable limited partnership interests) will be, unless otherwise determined by BGC Partners’ board of directors, contributed to BGC U.S., BGC Global and/or Newmark OpCo in exchange for (1) a BGC U.S. limited partnership interest consisting of a number of BGC U.S. OpCo units, (2) a BGC Global OpCo limited partnership interest consisting of a number of BGC Global OpCo units, and (3) a Newmark OpCo limited partnership interest consisting of a number of Newmark OpCo units, in each case calculated in accordance with the separation and distribution agreement. Any such contributions may also be made directly or indirectly into Newmark, or Newmark Holdings or through BGC U.S. OpCo, BGC Global OpCo, or Newmark OpCo.

In addition, if BGC Partners exercises its right to purchase from BGC U.S. and BGC Global a number of BGC U.S. units and BGC Global units, unless otherwise determined by BGC Partners’ board of directors, BGC Partners will also purchase a certain number of Newmark OpCo units based on the then-applicable market price for shares of our Class A common stock.

Amendment No. 1 to Newmark OpCo Limited Partnership Agreement

The Newmark OpCo limited partnership agreement was amended effective as of December 13, 2017 on March 14, 2018 to adjust certain allocations to certain partnership-owned entities.

Administrative Services Agreement

On December 13, 2017, we entered into an administrative services agreement with Cantor which is described below.

The administrative services agreement has an initial term of three years, starting on the date of the separation. Thereafter, the administrative services agreement renews automatically for successive one-year terms, unless any party provides written notice to the other parties of its desire to terminate the agreement at least 120 days before the end of any such year ending during the initial or extended term, in which event the administrative services agreement will end with respect to the terminating party on the last day of such term. In addition, any particular service provided under the administrative services agreement may be cancelled by the receiving party, with at least 90 days’ prior written notice to the providing party, with no effect on the other services. The terminating party will be charged a termination fee equal to the costs incurred by the party providing services as a result of such termination, including any severance or cancellation fees.

Cantor is entitled to continued use of hardware and equipment it used prior to the date of the administrative services agreement on the terms and conditions provided, even in the event we terminate the administrative services agreement, although there is no requirement to repair or replace such hardware or equipment.

During the term of the administrative services agreement, the parties will provide administrative and technical support services to each other, including:

•	administration and benefits services;

•	employee benefits, human resources and payroll services;

•	financial and operations services;

•	internal auditing services;

•	legal related services;

•	risk and credit services;

•	accounting and general tax services;

•	office space;

•	personnel, hardware and equipment services

•	communication and data facilities;

•	facilities management services;

•	promotional, sales and marketing services;

•	procuring of insurance coverage; and

•	any miscellaneous services to which the parties reasonably agree.

The administrative services agreement includes provisions for allowing a provider or affiliate to arrange for a third party to provide for the services.

In consideration for the services provided, the providing party generally charges the other party an amount (including any applicable taxes) equal to (1) the direct cost that the providing party incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree.

The administrative services agreement provides that the services recipient generally indemnifies the services provider for liabilities that it incurs arising from the provision of services other than liabilities arising from fraud or willful misconduct of the service provider.

Transition Services Agreement

On December 13, 2017, we entered into a transition services agreement with BGC Partners which is described below.

The transition services agreement has a term of two years following the distribution, starting on the date of the separation. Any particular service provided under the transition services agreement may be cancelled by the receiving party, with at least 90 days’ prior written notice to the providing party, with no effect on the other services. The terminating party will be charged a termination fee equal to the costs incurred by the party providing services as a result of such termination, including any severance or cancellation fees.

BGC Partners is entitled to continued use of hardware and equipment it used prior to the date of the transition services agreement on the terms and conditions provided until two years following the distribution, even in the event we terminate the transition services agreement, although there is no requirement to repair or replace such hardware or equipment.

During the term of the transition services agreement, the parties will provide transition services to each other, including, among others, office space, personnel, hardware and equipment services; communication and data facilities; and any miscellaneous services to which the parties reasonably agree.

The transition services agreement includes provisions for allowing a provider or affiliate to arrange for a third party to provide for the services.

In consideration for the services provided, the providing party generally charges the other party an amount (including any applicable taxes) equal to (1) the direct cost that the providing party incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree.

The transition services agreement provides that the services recipient generally indemnifies the services provider for liabilities that it incurs arising from the provision of services other than liabilities arising from fraud or willful misconduct of the service provider.

Tax Matters Agreement

On December 13, 2017, BGC Partners, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings and Newmark OpCo entered into a tax matters agreement in connection with the separation that governs the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the distribution and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes and tax benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, tax elections, assistance and cooperation in respect of tax matters, procedures and restrictions relating to the distribution, if any, and certain other tax matters.

In addition, the tax matters agreement imposes certain restrictions on Newmark and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that will be designed to preserve the tax-free status of the distribution and certain related transactions. The tax matters agreement provides special rules to allocate tax liabilities in the event the distribution, together with certain related transactions, is not tax-free, as well as any tax liabilities incurred in connection with the separation. In general, under the tax matters agreement, each party is expected to be responsible for any taxes imposed on BGC Partners or Newmark that arise from the failure of the distribution, together with certain related transactions, to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement.

Tax Receivable Agreement

On December 13, 2017, Cantor and Newmark entered into a tax receivable agreement which is described below.

Certain interests in Newmark Holdings may be exchanged in the future for a number of shares of Newmark Class A common stock or shares of Newmark Class B common stock equal to the exchange ratio (which is currently one, but is subject to adjustments as set forth in the separation and distribution agreement). See above under “—Adjustment to Exchange Ratio.” In addition, prior to the distribution, certain interests in Newmark Holdings may, together with certain interests in BGC Holdings, be exchanged for shares of BGC Partners common stock. Certain of these exchanges may result in increases to our share of the tax basis of the tangible and intangible assets of Newmark OpCo that otherwise would not have been available, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the IRS. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.

Our tax receivable agreement with Cantor also provides for the payment by us to Cantor of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax or franchise tax that we actually realize as a result of these increases in tax basis and of certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that we will benefit from the remaining 15% of cash savings, if any, in income tax that we realize. Pursuant to the tax receivable agreement, we will determine, after consultation with Cantor, the extent to which we are permitted to claim any such tax benefits, and such tax benefits will be taken into account in computing any cash savings so long as our accountants agree that it is at least more likely than not that such tax benefit is available.

Pursuant to the tax receivable agreement, 20% of each payment that would otherwise be made by us will be deposited into an escrow account until the expiration of the statute of limitations for the tax year to which the payment relates. If the IRS successfully challenges the availability of any tax benefit and determines that a tax benefit is not available, we will be entitled to receive reimbursements from Cantor for amounts we previously paid under the tax receivable agreement and Cantor will indemnify us and hold us harmless with respect to any interest or penalties and any other losses in respect of the disallowance of any deductions which gave rise to the payment under the tax receivable agreement (together with reasonable attorneys’ and accountants’ fees incurred in connection with any related tax contest, but the indemnity for such reasonable attorneys’ and accountants’ fees shall only apply to the extent Cantor is permitted to control such contest). Any such reimbursement or indemnification payment will be satisfied first from the escrow account (to the extent funded in respect of such payments under the tax receivable agreement).

For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing our actual income and franchise tax liability to the amount of such taxes that we would have been required to pay had there been no depreciation or amortization deductions available to us that were attributable to an increase in tax basis (or any imputed interest) as a result of an exchange. The tax receivable agreement will continue until all such tax benefits have been utilized or expired, unless we (with the approval by a majority of our independent directors) exercise our right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement, provided that if Cantor and we cannot agree upon a value, the agreement will remain in full force and effect. The actual amount and timing of any payment under the tax receivable agreement will vary depending on a number of factors, including the nature of the interests exchanged, the timing of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income.

Any amendment to the tax receivable agreement will be subject to approval by a majority of our independent directors.

Registration Rights Agreement

In connection with the separation and distribution, on December 13, 2017, we entered into a registration rights agreement with BGC Partners and Cantor which provides Cantor, BGC Partners and their respective affiliates (prior to the distribution) and Cantor and its affiliates (after the distribution) registration rights with respect to shares of our Class A common stock, including shares issued or to be issued upon exchange of the Newmark Holdings exchangeable limited partnership interests held by Cantor, shares of our Class A common stock issued or issuable in respect of or in exchange for any shares of our Class B common stock and any other shares of our Class A common stock that may be acquired by Cantor, BGC Partners or their respective affiliates. We refer to these shares as “registrable securities,” and we refer to the holders of these registrable securities as “holders.”

The registration rights agreement provides that each holder is entitled to unlimited piggyback registration rights with respect to its registrable securities, meaning that each holder can include its registrable securities in registration statements filed by us, including registration effected by us for security holders other than holders, subject to certain limitations. The registration rights agreement also grants Cantor and BGC Partners unlimited demand registration rights requiring that we register registrable securities held by Cantor and BGC Partners and take all actions reasonably necessary or desirable to expedite or facilitate the disposition of registrable securities. Our obligation to effect demand registration rights will not be relieved to the extent we effect piggyback registration rights.

We will pay the costs incident to our compliance with the registration rights agreement but the holders will pay for any underwriting discounts or commissions or transfer taxes associated with all such registrations.

We have agreed to indemnify the holders (and their directors, officers, agents and each other person who controls a holder under Section 15 of the Securities Act) registering shares pursuant to the registration rights agreement against certain losses, expenses and liabilities under the Securities Act, common law or otherwise. Holders will similarly indemnify us but such indemnification will be limited to an amount equal to the net proceeds received by such holder under the sale of registrable securities giving rise to the indemnification obligation.

Leases

We currently occupy concurrent computing centers in Weehawken, New Jersey and Trumbull, Connecticut, maintained by BGC Partners. Under the transition services agreement, we are obligated to BGC Partners for our pro rata portion (based on square footage used) of rental expense during the terms of the leases for such spaces.

Potential Conflicts of Interest and Competition with BGC Partners and Cantor

Various conflicts of interest between and among us, BGC Partners and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of capital stock, sales or distributions of shares of our common stock and the exercise by BGC Partners and/or Cantor of control over our management and affairs.

BGC Partners, directly through its ownership of shares of our Class A common stock and Class B common stock, and Cantor, indirectly through its control of BGC Partners, will each be able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our common stock or other securities. BGC Partners’ voting power, prior to the completion of the distribution, and Cantor’s voting power, indirectly prior to the completion of the distribution and directly after the completion of the distribution, may also have the effect of delaying or preventing a change of control of us. This control will also be exercised because BGC Partners is, in turn, controlled by Cantor and Cantor is, in turn, controlled by CFGM, its managing general partner, and, ultimately, by Mr. Lutnick, who serves as our Chairman. Mr. Lutnick is also the Chairman of the Board and Chief Executive Officer of BGC Partners and Cantor and the Chairman and Chief Executive Officer of CFGM as well as the trustee of an entity that is the sole shareholder of CFGM.

Conflicts of interest may arise between and among us, BGC Partners and Cantor in a number of areas relating to our past and ongoing relationships, including:

•	potential acquisitions and dispositions of businesses;

•	our issuance or disposition of securities;

•	the election of new or additional directors to our board of directors;

•	the payment of dividends by us (if any), distribution of profits by Newmark OpCo and/or Newmark Holdings and repurchases of shares of our common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from BGC Partners, Cantor or our executive officers, other employees, partners and others;

•	business operations or business opportunities of us, BGC Partners and Cantor that would compete with the other party’s business opportunities;

•	intellectual property matters;

•	business combinations involving us;

•	the terms of the separation and distribution agreement and the ancillary agreements we entered into in connection with the separation;

•	the nature, quality and pricing of administrative services and transition services to be provided by BGC Partners and/or Cantor and/or their respective affiliates; and

•	potential and existing loan arrangements.

We also expect each of BGC Partners and Cantor to manage its respective ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of Class A common stock, that would dilute BGC Partners’ or Cantor’s voting power in us.

In addition, each of BGC Partners and Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own businesses and/or of the relationships that exist between and among BGC Partners and/or Cantor and their other respective affiliates and us. Any future material related-party transaction or arrangement between BGC Partners and/or Cantor and their other respective affiliates and us is subject to the prior approval by our audit committee, but generally does not require the separate approval of our stockholders, and if such stockholder approval is required, BGC Partners and/or Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of our other stockholders.

Moreover, the service of officers or partners of BGC Partners or Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from BGC Partners or Cantor and their respective affiliates, could create conflicts of interest when we and those directors or executive officers are faced with decisions that could have different implications for us and them.

Our agreements and other arrangements with BGC Partners and Cantor, including the separation and distribution agreement, may be amended upon agreement of the parties to those agreements and approval of our audit committee. During the time that we are controlled by BGC Partners and/or Cantor, BGC Partners and/or Cantor may be able to require us to agree to amendments to these agreements. We may not be able to resolve any potential conflicts, and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. As a result, the prices charged to or by us for services provided under our agreements with BGC Partners and/or Cantor may be higher or lower than prices that may be charged to or by third parties, and the terms of these agreements may be more or less favorable to us than those that we could have negotiated with third parties. Additionally, pursuant to the separation and distribution agreement, for so long as BGC Partners beneficially owns at least 50% of the total voting power of our outstanding capital stock entitled to vote in the election of directors, we will not, and will cause our subsidiaries to not (without BGC Partners’ prior written consent) take certain actions, including, without limitation, acquiring any other businesses or assets or disposing of any of our assets, in each case with an aggregate value for all such transactions in excess of $100 million, or incurring any indebtedness, other than indebtedness not in excess of $50 million in the aggregate or any indebtedness some or all of the proceeds of which are used to repay the Term Loan, the Converted Term Loan or the BGC Notes. See “—Separation and Distribution Agreement—Operating Covenants.”

In order to address potential conflicts of interest between or among BGC Partners, Cantor and their respective representatives and us, our certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve BGC Partners and/or Cantor and their respective representatives, and our powers, rights, duties and liabilities and those of our representatives in connection therewith. Our certificate of incorporation provides that, to the greatest extent permitted by law, no Cantor Company or BGC Partners Company, each as defined below, or any of the representatives, as defined below, of a Cantor Company or BGC Partners Company will, in its capacity as our stockholder or affiliate, owe or be liable for breach of any fiduciary duty to us or any of our stockholders. In addition, to the greatest extent permitted by law, none of any Cantor Company, BGC Partners Company or any of their respective representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as us or our representatives or doing business with any of our or our representatives’ clients or customers. If any Cantor Company, BGC Partners Company or any of their respective representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined below) for any such person, on the one hand, and us or any of our representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to us or any of our representatives, and will not be liable to us, any of our stockholders or any of our representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity to us or any of our representatives, subject to the requirement described in the following sentence. If a third party presents a corporate opportunity to a person who is both our representative and a representative of a BGC Partners Company and/or a Cantor Company, expressly and solely in such person’s capacity as our representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to us as our representative with respect to such corporate opportunity, provided that any BGC Partners Company, any Cantor Company or any of their respective representatives may pursue such corporate opportunity if we decide not to pursue such corporate opportunity.

No contract, agreement, arrangement or transaction between any BGC Partners Company, any Cantor Company or any of their respective representatives, on the one hand, and us or any of our representatives, on the other hand, will be void or voidable solely because any BGC Partners Company, any Cantor Company or any of their respective representatives has a direct or indirect interest in such contract, agreement, arrangement or transaction, and any BGC Partners Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to us and our stockholders with respect thereto; and (ii) shall not be liable to us or our stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, if:

•	such contract, agreement, arrangement or transaction is approved by our board of directors or any committee thereof by the affirmative vote of a majority of the disinterested directors, even if the disinterested directors constitute less than a quorum;

•	such contract, agreement, arrangement or transaction is approved by our stockholders by the affirmative vote of a majority of the voting power of all of our outstanding shares of capital stock entitled to vote thereon, excluding from such calculation shares of capital stock that are beneficially owned (as such term is defined in Rule 16a-1(a)(2) promulgated by the SEC under the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”)) by a BGC Partners Company or a Cantor Company, respectively; or

•	such contract, agreement, arrangement or transaction, judged according to the circumstances at the time of the commitment, is fair to us.

While the satisfaction of the foregoing conditions shall be sufficient to show that any BGC Partners Company, any Cantor Company or any of their respective representatives (i) shall have fully satisfied and fulfilled its duties and obligations to us and our stockholders with respect thereto; and (ii) shall not be liable to us or our stockholders for any breach of any duty or obligation by reason of the entering into, performance or consummation of any such contract, agreement, arrangement or transaction, none of the foregoing conditions shall be required to be satisfied for such showing.

Our directors who are also directors or officers of any BGC Partners Company, any Cantor Company or any of their respective representatives may be counted in determining the presence of a quorum at a meeting of our board of directors or of a committee that authorizes such contract, agreement, arrangement or transaction. Shares of our common stock owned by any BGC Partners Company, any Cantor Company or any of their respective representatives may be counted in determining the presence of a quorum at a meeting of stockholders called to authorize such contract, agreement, arrangement or transaction. Our directors who are also directors or officers of any BGC Partners Company, any Cantor Company or any of their respective representatives shall not owe or be liable for breach of any fiduciary duty to us or any of our stockholders for any action taken by any BGC Partners Company, any Cantor Company or their respective representatives, in their capacity as our stockholder or affiliate.

For purposes of the above:

•	“BGC Partners Company” means BGC Partners or any of its affiliates (other than us and our subsidiaries);

•	“Cantor Company” means Cantor or any of its affiliates (other than us and our subsidiaries);

•	“representatives” means, with respect to any person, the directors, officers, employees, general partners or managing member of such person.

•	“corporate opportunity” means any business opportunity that we are financially able to undertake, that is, from its nature, in our lines of business, is of practical advantage to us and is one in which we have an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of a BGC Partners Company or a Cantor Company or any of their respective representatives, as the case may be, will be brought into conflict with our self-interest.

Certain Acquisitions and Dispositions of Interests in Our Capital Stock by BGC Partners and Cantor

Our board of directors has determined that each of BGC Partners and Cantor is a “deputized” director of the Company for purposes of Rule 16b-3 under the Exchange Act with respect to the transactions contemplated by the separation and the distribution. Rule 16b-3 exempts from the short-swing profits liability provisions of Section 16(b) of the Exchange Act certain transactions in an issuer’s securities between the issuer or its majority-owned subsidiaries and its officers and directors if, among other things, the transaction is approved in advance by the issuer’s board of directors or a disinterested committee of the issuer’s board of directors. The Rule 16b-3 exemption extends to any such transactions by an entity beneficially owning more than 10% of a class of an issuer’s equity securities if the entity is a “deputized” director because it has a representative on the issuer’s board of directors. Our board of directors’ intent in determining that each of BGC Partners and Cantor is a “deputized” director is that acquisitions or dispositions by BGC Partners or Cantor of shares of our common stock or interests in our common stock from or to us or their respective majority- owned subsidiaries will be eligible for the Rule 16b-3 exemption from the short-swing profits liability provisions of Section 16(b) of the Exchange Act.

Service Agreements

We have received administrative services including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support provided by Cantor and BGC Partners. Where it is possible to specifically attribute such expenses to our activities, these amounts have been expensed directly to us. Direct costs are primarily comprised of rent and equity and other incentive compensation expenses. Allocations of expenses not directly attributable to us are based on a services agreement between BGC Partners and Cantor which reflects the utilization of service provided or benefits received by us, such as headcount, square footage and revenue. For the year ended December 31, 2017, we incurred expenses of $14.2 million for these services. For the years ended December 31, 2016, 2015 and 2014, we incurred $18.0 million, $18.5 million and $11.2 million, respectively.

Transactions with Cantor Commercial Real Estate Company, L.P.

We also have a referral agreement in place with CCRE in which brokers are incentivized to refer business to CCRE through a revenue-share arrangement. In connection with this revenue-share agreement, we recognized revenues of $0.1 million and $0.7 million for the year ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2016, 2015 and 2014, we recognized revenues of $0.3 million, $0.0 million and $0.6 million, respectively.

We also have a revenue-share agreement with CCRE in which we pay CCRE for referrals for leasing or other services. We did not make any payments under this agreement to CCRE for the year ended December 31, 2017 and 2016. For the years ended December 31, 2016, 2015 and 2014, we paid $1.6 million, $0.8 million and $0.2 million, respectively.

In addition, we have a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Revenue from these referrals from CCRE was $3.3 million and $5.3 million for the year ended December 31, 2017 and 2016, respectively, and $7.5 million, $5.0 million and $1.9 million for each of the years ended December 31, 2016, 2015 and 2014, respectively. These referrals fees are net of the broker fees and commissions to CCRE of $0.7 million and $1.0 million for the year ended December 31, 2017 and 2016, respectively, and $1.6 million, $0.8 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

On March 11, 2015, we and CCRE entered into a note receivable/payable that allows for advances to or from CCRE at an interest rate of 1 month LIBOR plus 1.0%. On September 8, 2017, the note receivable/payable was terminated and all outstanding advances due were paid off. As of December 31, 2016, there was $690.0 million of outstanding advances due to CCRE on the note. We recognized interest income of $0.7 million and $0.1 million for the year ended December 31, 2017 and 2016, respectively, and $0.1 million, $0.1 million and $0.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. We recognized interest expense of and $2.5 million and $1.4 million for the year ended December 31, 2017 and 2016, respectively, and $2.2 million, $0.2 million and $0.0 million for the year ended December 31, 2016, 2015 and 2014, respectively.

For the year ended December 31, 2017, we purchased the primary servicing rights for $0.3 billion of loans originated by CCRE for $0.6 million. For the year ended December 31, 2016, we purchased the primary servicing rights for $2.8 billion of loans originated by CCRE for $3.9 million. For the year ended December 31, 2015, we purchased the primary servicing rights of $8.3 billion of loans originated by CCRE for $9.2 million. For the year ended December 31, 2014, we purchased the primary servicing rights of $8.2 billion of loans originated by CCRE for $7.4 million. We also service loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no mortgage servicing right is recognized. We recognized $2.8 million and $2.7 million for the year ended December 31, 2017 and 2016, respectively, and $3.6 million, $2.7 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, of servicing revenue from loans purchased from CCRE on a “fee for service” basis.

BP Transaction Agreement and Real Estate LP Limited Partnership Agreement

On September 8, 2017, pursuant to a transaction agreement (which we refer to as the “BP transaction agreement”) with Cantor, CCRE, the general partner of CCRE, Real Estate LP and CF Real Estate Holdings GP, LLC, the general partner of Real Estate LP (which we refer to as the “Real Estate LP general partner”), BGC

Partners purchased from CCRE all of the outstanding membership interests of Berkeley Point. The total consideration for the acquisition of Berkeley Point was $875 million, subject to certain adjustments. Concurrently with the acquisition of Berkeley Point, (i) BGC Partners invested $100 million of cash in Real Estate LP for approximately 27% of the capital of Real Estate LP, and (ii) Cantor contributed approximately $267 million of cash for approximately 73% of the capital of Real Estate LP. We refer to these transactions, collectively, as the “BP Transaction.” As part of the separation prior to the completion of the IPO, the BGC group contributed its interests in Berkeley Point and Real Estate LP to Newmark. Newmark accounted for its minority interest in Real Estate LP as an equity investment, and it is not consolidated in Newmark’s financial statements.

Berkeley Point Acquisition

Pursuant to the BP transaction agreement, BGC Partners purchased from CCRE all of the outstanding membership interests of Berkeley Point for a purchase price equal to $875 million, subject to certain adjustments, with $3.2 million of the purchase price paid in units of BGC Holdings (which we refer to as the “Berkeley Point Acquisition”). In accordance with the BP Transaction Agreement, Berkeley Point made a distribution of $69.8 million to CCRE prior to the Berkeley Point Acquisition, for the amount by which Berkeley Point’s net assets exceeded $508.6 million. Cantor is entitled to receive the profits and obligated to bear the losses of the special asset servicing business of Berkeley Point, which represents less than 10% of Berkeley Point’s servicing portfolio and generates an immaterial amount of Berkeley Point’s servicing fee revenue.

Investment in Real Estate LP

Concurrently with the Berkeley Point Acquisition, (i) BGC Partners invested $100 million of cash in Real Estate LP for approximately 27% of the capital of Real Estate LP, and (ii) Cantor contributed approximately $267 million of cash for approximately 73% of the capital of Real Estate LP. Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. Real Estate LP is operated and managed by Real Estate LP General Partner, which is controlled by Cantor.

Pursuant to the Amended and Restated Agreement of Limited Partnership of Real Estate LP (which we refer to as the “Real Estate LP limited partnership agreement”), BGC Partners (or, following the separation, Newmark) is entitled to a cumulative annual preferred return of five percent of its capital account balance (which we refer to as the “Preferred Return”). After the Preferred Return is allocated, Cantor is then entitled to a cumulative annual preferred return of five percent of its capital account balance. Thereafter, BGC Partners (or, following the separation, Newmark) is entitled to 60% of the gross percentage return on capital of Real Estate LP, multiplied by BGC Partners’ (or, following the separation, Newmark’s) capital account balance in Real Estate LP (less any amounts previously allocated to BGC Partners or Newmark pursuant to the Preferred Return), with the remainder of the net income of Real Estate LP allocated to Cantor. Cantor will bear initial net losses of Real Estate LP, if any, up to an aggregate amount of approximately $37 million per year. These allocations of net income and net loss are subject to certain adjustments.

At the option of Newmark, and upon one-year’s written notice to Real Estate LP delivered any time on or after the fourth anniversary of the closing of the BP Transaction, Real Estate LP will redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time. At the option of Cantor, at any time on or after the fifth anniversary of the closing of the BP Transaction, Real Estate LP will redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time. At the option of Cantor, at any time prior to the fifth anniversary of the closing of the BP Transaction, Real Estate LP will redeem in full BGC Partners’ (or, following the separation, Newmark’s) investment in Real Estate LP in exchange for (i) BGC Partners’ (or, following the separation, Newmark’s) capital account balance in Real Estate LP as of such time plus (ii) the sum of the Preferred Return amounts for any prior taxable periods, less (iii) any net income allocated to BGC Partners or Newmark in any prior taxable periods.

Additional Terms of the BP Transaction Agreement

The BP transaction agreement includes customary representations, warranties and covenants, including covenants related to intercompany referral arrangements among Cantor, BGC Partners, Newmark and their respective subsidiaries. These referral arrangements provide for profit-sharing and fee-sharing arrangements at various rates depending on the nature of a particular referral. The parties have further agreed that, subject to limited exceptions, for so long as a member of the BGC group or a member of the Newmark group maintains an investment in Real Estate LP, Real Estate LP and the Cantor group will seek certain government-sponsored and government-funded loan financing exclusively through Berkeley Point.

Grubb & Ellis Transaction

On April 13, 2012, we completed the acquisition of substantially all of the assets of Grubb & Ellis (which we refer to as “Grubb”). Grubb filed for protection under the U.S. Bankruptcy Code in February 2012 and sold most of its assets to us for a total consideration of approximately $47.1 million. This amount included the extinguishment of approximately $30.0 million (principal amount) pre-bankruptcy senior secured debt, which was purchased at a discount, and which had a fair value of approximately $25.6 million as of the acquisition date. The consideration transferred also included approximately $5.5 million under debtor-in-possession loans and $16.0 million in cash to the bankruptcy estate for the benefit of Grubb’s unsecured creditors. Our Chief Financial Officer, Michael Rispoli, was the Chief Financial Officer of Grubb during this period and joined us in April 2012.

Related Party Receivables and Payables

On December 13, 2017, in connection with the separation agreement, Newmark assumed from BGC an aggregate of $300.0 million principal amount of its 5.375% Senior Notes due December 9, 2019 and $112.5 million principal amount of its 8.125% Senior Notes due June 26, 2042. As of December 31, 2017, these amounts were included in “long term debt payable to related parties” on the consolidated balance sheet.

On December 13, 2017, in connection with the separation agreement, BGC entered into an unsecured senior credit agreement with Newmark, as amended, restated, supplemented or otherwise modified from time to time (the “Intercompany Credit Agreement”). The Intercompany Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion and matures on December 13, 2018 (the “Intercompany Facility”). The interest rate on the Intercompany Facility is the higher of BGC’s or Newmark’s short term borrowing rate in effect at such time plus 100 basis points. The interest rate as of December 31, 2017 was 5.21%. As of December 31, 2017, the amount outstanding under the Intercompany Facility was $40.0 million and is included in “current portion of payables to related parties” on the consolidated balance sheet. Newmark recorded interest expense of $0.1 million for the year ended December 31, 2017 which is included in “interest income, net” in the consolidated statement of operations.

As of December 31, 2017, the related party receivables and current portion of payables to related parties were $0.0 million and $34.2 million, respectively.

As of December 31, 2016, the related party receivables and payables were $108.8 million and $884.5 million, respectively.

Fees to related parties and allocations of net income and grant of exchangeability to limited partnership units that are charged by BGC Partners and Cantor to Newmark are reflected as cash flows from operating activities in the Combined Statement of Cash Flows for each period presented. As if our IPO allocations and grant of exchangeability charges will become non-cash in nature to the extent they relate to Limited Partnership units in Newmark, and therefore will be excluded from cash flow operations. Prior to the IPO, Related party receivables were generated from our earnings as BGC Partners sweeps our excess cash to manage treasury centrally. Related party payables reflect borrowing of cash from BGC Partners to fund our operations and growth. These borrowings from and repayments to BGC Partners are reflected as cash flows from financing activities in the Combined Statement of Cash Flows for each period presented.

Loan Arrangements

For 2015, Mr. Ficarro was provided a loan in the amount of $326,250 (representing the portion of such award attributable to his approximate time spent on Newmark matters), pursuant to which the actual amount of the loan when issued was $228,707, which is the result of $326,250 (the nominal gross amount) less $97,543 held in reserve for payment of tax liabilities. This loan was forgiven in October 2017.

Investment Agreement

On March 7, 2018, BGC, including through its subsidiary BGC U.S. OpCo, purchased 16,606,726 newly issued exchangeable limited partnership units (the “Units”) of Newmark Holdings for approximately $242.0 million (the “Investment”). The price per Unit was based on the $14.57 closing price of Newmark’s Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These newly-issued Units are exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock, par value $0.01 per share, of Newmark.

BGC made the Investment on March 7, 2018 pursuant to an Investment Agreement dated as of March 6, 2018, and as amended from time to time, by and among BGC, BGC Holdings, BGC Partners, L.P., BGC Global Holdings, L.P., Newmark, Newmark Holdings and Newmark Opco. The Investment and related transactions were approved by the Audit Committees of the Boards of Directors of BGC and Newmark (the “Boards”) and by the full Boards upon the recommendation of the Audit Committees.

BGC and BGC U.S. OpCo funded the Investment using the proceeds of its Controlled Equity Offering Class A common stock sales program pursuant to the Sales Agreement dated April 1, 2017 between BGC Partners, Inc. and Cantor Fitzgerald & Co. (“CF&Co”) with respect to 20,000,000 shares of Class A common stock (the “2017 Sales Agreement”). Since December 19, 2017, BGC has sold an aggregate of 19.4 million newly-issued Class A common shares under the 2017 Sales Agreement for net proceeds of $270.9 million. Approximately $242.0 million of gross proceeds were used to make the Investment. The remaining funds were used to repurchase shares of BGC’s Class A common stock and to purchase or redeem limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”) and limited partnership interests of Newmark Holdings. All of the shares under the 2017 Sales Agreement have been sold as of the date hereof.

Intercompany Credit Agreement

On March 19, 2018, Newmark and BGC amended and restated the Intercompany Credit Agreement and Newmark borrowed $150.0 million from BGC pursuant to the facilities under the Intercompany Credit Agreement at a rate of LIBOR plus 3.25%, which may be adjusted based on the higher of BGC’s or Newmark’s short-term borrowing rate then in effect. Newmark intends to use these proceeds for a period of at least 3 months to supplement its restricted cash account pledged for the benefit of Fannie Mae. As of the date of this filing, Newmark’s total net borrowings under the facilities under the Intercompany Credit Agreement are $205.0 million.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2018 Proxy Statement is hereby incorporated by reference in response to this Item 14.

PART IV—OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The consolidated financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

(a) (2) Schedule I, Parent Company Only Financial Statements. All other schedules are omitted because they are not applicable or not required, or the required information is in the financial statements or the notes thereto.

(a) (3) The Exhibit Index set forth below is incorporated by reference in response to this Item 15.

The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report. Schedules and similar attachments to the exhibits designated by a double asterisk (**) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Newmark Group, Inc. will supplementally furnish a copy of them to the Securities and Exchange Commission (the “SEC”) upon request.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1	Underwriting Agreement, dated as of December 14, 2017, by and among Newmark Group, Inc. and Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

2.1	Separation and Distribution Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)**

3.1	Amended and Restated Certificate of Incorporation of Newmark Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

3.2	Amended and Restated Bylaws of Newmark Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.1	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.2	Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.3	Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.4	Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

Exhibit Number	Exhibit Title

10.5	Administrative Services Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.6	Transition Services Agreement, dated as of December 13, 2017, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.7	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.8	Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.9	Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.10	Term Loan Credit Agreement, dated as of September 8, 2017, by and among BGC Partners, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as lenders, and Bank of America N.A., as Administrative Agent (incorporated by reference as Exhibit 10.3 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.11	Amendment, dated November 22, 2017, to the Term Loan Credit Agreement, dated September 8, 2017, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.2 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 28, 2017

10.12	Revolving Credit Agreement, dated as of September 8, 2017, by and among BGC Partners, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as lenders, and Bank of America N.A., as Administrative Agent (incorporated by reference as Exhibit 10.2 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.13	Amendment, dated November 22, 2017, to the Revolving Credit Agreement, dated September 8, 2017, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 28, 2017)

10.14	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.1 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.15	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.16	Amended and Restated Promissory Note of BGC Partners, L.P., effective as of June 26, 2012 (incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)

Exhibit Number	Exhibit Title

10.17	Second Supplemental Indenture, dated December 9, 2014, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

10.18	Amended and Restated Promissory Note of BGC Partners, L.P., effective as of December 9, 2014 (incorporated by reference to Exhibit 10.25 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)

10.19	Change of Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.20	Employment Agreement, dated as of December 1, 2017, by and between Newmark Partners, L.P. and Barry M. Gosin (incorporated by reference to Exhibit 10.13 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.21	Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.22	Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and Newmark Holdings, L.P. (incorporated by reference to Exhibit 10.28 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.23	Newmark Group, Inc. Long-Term Incentive Plan (incorporated by reference as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.24	Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.25	Newmark Holdings, L.P. Participation Plan (incorporated by reference as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.26	Investment Agreement, dated as of March 6, 2018, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P., and Newmark Partners, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2018)

10.27	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018.*

10.28	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc.

21.1	List of subsidiaries of Newmark Group, Inc.

23.1	Consent of Ernst & Young LLP

Exhibit Number	Exhibit Title

23.2	Consent of KPMG LLP

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2017 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of March, 2018.

Newmark Group, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Newmark Group, Inc., in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/s/ Howard W. Lutnick Howard W. Lutnick	Chairman (Principal Executive Officer)	March 20, 2018

/s/ Barry Gosin Barry Gosin	Chief Executive Officer	March 20, 2018

/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2018

/s/ John H. Dalton John H. Dalton	Director	March 20, 2018

/s/ Michael Snow Michael Snow	Director	March 20, 2018

NEWMARK GROUP, INC.

(Parent Company Only)

Balance Sheet

(in thousands)

	December 31, 2017	December 31, 2016
Assets:
Current assets:
Cash and cash equivalents	$1	$1
Receivables from related parties	11,474	—

Total current assets	11,475	1
Investment in subsidiaries	101,834	—
Note receivable from related party	670,710	—
Other assets	164,569	—

Total assets	$948,588	$1

Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$16,313	$—
Payable to related parties	1,155	—

Total current liabilities	17,468	—
Long-term debt	670,710	—

Total liabilities	688,178	—
Total stockholders’ equity	260,410	1

Total liabilities and stockholders’ equity	$948,588	$1

See accompanying Notes to Financial Statements.

NEWMARK GROUP, INC.

(Parent Company Only)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	December 31, 2017	November 18, 2016 through December 31, 2016
Revenues:
Interest income	$1,433	$—

Total revenue	1,433	—
Expenses:
Interest expense	1,499	—

Total expenses	1,499	—

Loss from operations before income taxes	(66)	—
Equity income of subsidiaries	199,166	—
Provision for income taxes	54,608	—

Net income available to common stockholders	$144,492	$—

Per share data:
Basic earnings per share
Net income available to common stockholders	$144,492	$—

Basic earnings per share	$1.08	N/A

Basic weighted-average shares of common stock outstanding	133,413	N/A

Fully diluted earnings per share
Net income for fully diluted shares	$117,217	N/A

Fully diluted earnings per share	$0.85	N/A

Fully diluted weighted-average shares of common stock outstanding	138,398	N/A

See accompanying Notes to Financial Statements.

NEWMARK GROUP, INC.

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	December 31, 2017	November 18, 2016 through December 31, 2016
Net income	$144,492	$—

Total other comprehensive income, net of tax	144,492	—

Comprehensive income available to common stockholders	$144,492	$—

See accompanying Notes to Financial Statements.

NEWMARK GROUP, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(in thousands)

	December 31, 2017	November 18, 2016 through December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$144,492	$—
Adjustments to reconcile net income to net cash used in operating activities:
Equity income from subsidiaries	(199,166)	—
Deferred tax benefit	47,548	—
Changes in operating assets and liabilities:
Receivables from subsidiaries	(2,342)	—
Payable from subsidiaries	1,157	—
Accounts payable, accrued and other liabilities	8,311	—

Net cash from operating activities	—	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Contribution to subsidiary	(304,290)	—

Net cash used in investing activities	(304,290)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from BGC	—	1
Proceeds from the Initial Public Offering, net of underwriting discounts	304,290	—
Repayment of long-term debt	(304,290)	—
Repayment of related party receivable	304,290

Net cash provided by financing activities	304,290	1

Net cash and cash equivalents	—	1
Cash and cash equivalents at beginning of period	1	—

Cash and cash equivalents at end of period	$1	$1

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Net assets contributed by BGC Partners’	$795,497	$—
Note receivable from related parties	$975,000	$—
Debt assumed from BGC	$975,000	$—
Accrued offering costs	$8,870	$—

See accompanying Notes to Financial Statements.

NEWMARK GROUP, INC.

(Parent Company Only)

NOTES TO FINANCIAL STATEMENTS

(1)	Organization and Basis of Presentation

The accompanying Parent Company Only Financial Statements of Newmark Group, Inc. (“Newmark”) should be read in conjunction with the consolidated financial statements of Newmark Group, Inc. and subsidiaries and notes thereto. Newmark, a Delaware corporation, was formed as NRE Delaware, Inc. on November 18, 2016. Newmark changed its name to Newmark Group, Inc. on October 18, 2017. Newmark Holdings, L.P. (“Newmark Holdings”) is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark Partners, L.P. (“Newmark OpCo), the operating partnership. Newmark is a leading commercial real estate services firm. Newmark offers commercial real estate tenants, owner-occupiers, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and real estate finance, origination of and servicing of commercial mortgage loans, valuation, project and development management and property and facility management.

Newmark was formed through BGC Partners Inc.’s (“BGC Partners” or “BGC”) purchase of Newmark & Company Real Estate, Inc. and certain of its affiliates in 2011. A majority of the voting power of BGC Partners is held by Cantor Fitzgerald, L.P. and its affiliates, (together “Cantor”).

On September 8, 2017, BGC acquired, from Cantor Commercial Real Estate Company, LP (“CCRE”), 100% of the equity of Berkeley Point Financial (“Berkeley Point Acquisition”). Berkeley Point Financial (“BPF”) is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans. At the closing of the Berkeley Point Acquisition, BGC purchased and acquired from CCRE all of the outstanding membership interests of BPF, a wholly owned subsidiary of CCRE, for an acquisition price of $875.0 million, subject to a post-closing upward or downward adjustment to the extent that the net assets, inclusive of certain fair value adjustments, of BPF as of the closing were greater than or less than $508.6 million. BGC paid $3.2 million of the $875.0 million acquisition price with 247,099 limited partnership units of BGC Holdings, L.P. (“BGC Holdings”), which may be exchanged over time for shares of Class A common stock of BGC, with each BGC Holdings unit valued for these purposes at the volume weighted-average price of a share of BGC Class A common stock for the three trading days prior to the closing. The Berkeley Point Acquisition did not include the Special Asset Servicing Group of BPF; however, BPF will continue to hold the Special Asset Servicing Group’s assets until the servicing group is transferred to CCRE at a later date in a separate transaction. Accordingly, CCRE will continue to bear the benefits and burdens of the Special Asset Servicing Group from and after the closing (the “Special Asset Servicing Arrangement”).

Concurrently with the Berkeley Point Acquisition, on September 8, 2017 Newmark OpCo invested $100 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. As of December 31, 2017, Newmark’s investment in Real Estate LP is accounted for under the equity method.

On December 13, 2017, prior to the closing of Newmark’s initial public offering (“IPO”), BGC, BGC Holdings, L.P., BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, L.P., Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•	the principal corporate transactions pursuant to which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group (defined below), the “BGC Group”)

transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark Group”) the assets and liabilities of the BGC Group relating to BGC’s Real Estate Services business, including BGC’s interests in both BPF and Real Estate LP (the “Separation”);

•	the proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings;

•	the IPO;

•	the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below; and

•	the pro rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock (which are currently Cantor and another entity controlled by Howard W. Lutnick), which distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes; provided that the determination of whether, when and how to proceed with the distribution shall be entirely within the discretion of BGC.

On December 15, 2017, Newmark announced the pricing of the IPO of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK.” In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark Class A common stock from Newmark at the IPO price, less underwriting discounts and commission (the “option”). As a result, Newmark received aggregate net proceeds of approximately $295.4 million from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses. Upon the closing of the option, Newmark’s public stockholders owned approximately 16.6% of the shares of Newmark Class A common stock. This is based on 138.6 million shares of Newmark Class A common stock outstanding following the closing of the option. Also upon the closing of the option, Newmark’s public stockholders owned approximately 9.8% of Newmark’s 234.2 million fully diluted shares outstanding. As part of the Separation described above, BGC contributed its interests in BPF and Real Estate LP to Newmark and Newmark OpCo, respectively.

On November 22, 2017, BGC and Newmark entered into an amendment to an unsecured senior term loan credit agreement dated as of September 8, 2017, with Bank of America, N.A., as administrative agent and a syndicate of lenders. The agreement provides for a term loan of up to $575.0 million (the “Term Loan”), and as of the Separation this entire amount remained outstanding under the term loan credit agreement. Pursuant to the term loan amendment and effective as of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan. Newmark used the proceeds, net of underwriting discounts from the IPO to partially repay $304.3 million of the Term Loan.

Also on November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement, dated as of September 8, 2017, with the administrative agent and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. As of the date of the revolver amendment and as of the Separation, $400.0 million of borrowings were outstanding under the revolving credit facility. Pursuant to the revolver amendment, the then-outstanding borrowings of BGC under the revolving credit facility were converted into a term loan (the “Converted Term Loan”) and, effective upon the Separation, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan.

(2) Other Assets

Other Assets consists of deferred tax assets of $164.6 which is primarily comprised of book-tax difference associated with deferred compensation awards as well as the basis difference between BPF’s net assets and its tax basis.

(3)	Long-Term Debt

Converted Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. The maturity date of the facility is September 8, 2019. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. If there are any amounts outstanding under the term loan facility as of December 31, 2017, the pricing shall increase by 50 basis points until the term loan facility is paid in full and if there are any amounts outstanding under the term loan facility as of June 30, 2018, the pricing shall increase by an additional 75 basis points (125 basis points in the aggregate) until the term loan facility is paid in full. From and after the repayment in full of the term loan facility, the pricing shall return to the levels previously described. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the BGC under the revolving credit facility were converted into a term loan, there was no change in the maturity date or interest rate. As of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. BGC remains a borrower under, and retains access to, the revolving credit facility for any future draws, subject to availability which increases as Newmark repays the Converted Term Loan. As of December 31, 2017, there were $400.0 million of borrowings outstanding under the facility. As of December 31, 2017, the interest rate on this facility was 4.21%. Newmark recorded interest expense related to the Converted Term Loan of $0.7 million for the year ended December 31, 2017.

Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The term loan credit agreement provides for loans of up to $575.0 million. The maturity date of the agreement is September 8, 2019. Borrowings under this facility bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. If there are any amounts outstanding under the term loan facility as of December 31, 2017, the pricing shall increase by 50 basis points until the term loan facility is paid in full and if there are any amounts outstanding under the term loan facility as of June 30, 2018, the pricing shall increase by an additional 75 basis points (125 basis points in the aggregate) until the term loan facility is paid in full. From and after the repayment in full of the term loan facility, the pricing shall return to the levels previously described. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the BGC as borrower under the senior term loan. The term loan credit agreement is also subject to mandatory prepayment from 100% of net cash proceeds of all material asset sales and debt and equity issuances (subject to certain customary exceptions, including sales under the Company’s CEO sales program). The proceeds from the IPO net of underwriting discounts of approximately $304.3 million have been used to partially repay the Term Loan. The proceeds from any exercise by the underwriters of their option to purchase additional shares of Newmark Class A Common Stock in the IPO will also be used to partially repay the Term Loan. As of December 31, 2017, there were $270.7 million of borrowings outstanding under the facility. As of December 31, 2017, the interest rate on this facility was 4.21%. Newmark recorded interest expense related to the facility of $0.7 million for the year ended December 31, 2017.

(4)	Subsequent Events

BGC Investment and Term Loan Repayment

On March 7, 2018 BGC, including through its subsidiary invested $242.0 million in Newmark Holdings exchangeable limited partnership interests. Newmark used these proceeds, plus two additional payments of $14.4 million from Newmark Opco, subsequent to December 31, 2017, to repay in full the $270.7 million remaining balance of the Term Loan.

Repurchase Program

In March 2018, Newmark’s Board of Directors and Audit Committee authorized repurchases of shares of Newmark Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $100 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities.