Form 10-K/A
period 2017-12-31
NEWMARK GROUP, INC.
filed 2018-04-30
CIK 1690680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

125 Park Avenue

New York, New York 10017

(212) 372-2000

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2018
Class A Common Stock, par value $0.01 per share	138,921,532 shares
Class B Common Stock, par value $0.01 per share	15,840,049 shares

Newmark Group, Inc.

2017 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE

Throughout this document Newmark Group, Inc. is referred to as “Newmark Knight Frank,” “Newmark,” and, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”

On March 20, 2018, Newmark filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its 2018 definitive proxy statement involving the election of directors will be filed by April 30, 2018 (i.e., within 120 days after the end of the Company’s 2017 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14, of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14, of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2018 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 20, 2018, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors was formed in connection with our initial public offering, completed in December 2017 (the “IPO”). For more information on our IPO and our restructuring please see “Item 13—Certain Relationships and Related Transactions, and Director Independence—Separation and Distribution Agreement” and “Item 13—Certain Relationships and Related Transactions, and Director Independence—Underwriting Agreement and IPO.” Our Board of Directors is currently composed of three members. Information with respect to our directors is set forth below.

Information about Directors

Name	Age	Director Since	Biographies
Howard W. Lutnick	56	2017	Mr. Lutnick has served as our Chairman since 2016. As Chairman, Mr. Lutnick serves as the Chairman of our Board of Directors and as our principal executive officer. Mr. Lutnick is the Chairman of the Board and Chief Executive Officer of BGC Partners, Inc. (“BGC Partners” or “BGC”), positions in which he has served since 1999. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick also served as President of Cantor from 1991 until 2017. In addition Mr. Lutnick also holds offices at and provides services to various other affiliates of Cantor and provides services to our and BGC’s operating partnerships and subsidiaries, including BGC Partners, L.P. (“BGC U.S. OpCo”), BGC Global Holdings, L.P. (“BGC Global OpCo”), and Newmark Partners, L.P. (“Newmark OpCo”). Mr. Lutnick’s company, CF Group Management, Inc. (“CFGM”), is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Directors of the Fisher Center for Alzheimer’s Research Foundation at Rockefeller University, the Board of Directors of the Horace Mann School, the Board of Directors of the National September 11 Memorial & Museum and the Board of Directors of the Partnership for New York City. Mr. Lutnick served as Chairman of the Board of Directors of GFI Group Inc. (“GFI”) from February 26, 2015 through the closing of BGC’s merger with GFI in January 2016.

John H. Dalton	76	2017	Mr. Dalton has been a director of our Company since December 2017. Mr. Dalton served as a director of BGC Partners from February 2002 to December 2017. From January 2005 to June 2017, Mr. Dalton served as the President of the Housing Policy Council of the Financial Services Roundtable, a trade association composed of large financial services companies. Mr. Dalton was President of IPG Photonics Corp., a company that designs, develops and manufactures a range of advanced amplifiers and lasers for the telecom and industrial markets, from September 2000 to December 2004. Mr. Dalton served as Secretary of the Navy from July 1993 to November 1998. He also serves on the Boards of Directors of Fresh Del Monte Produce, Inc., a producer and marketer of fresh produce, and Crius Technology Group LLC, a privately-held wireless communication company focused on energy management and controls, security and data acquisition.

Name	Age	Director Since	Biographies
Michael Snow	70	2017	Mr. Snow has been a director of our Company since December 2017. Mr. Snow is the Managing Member and Chief Investment Officer of Snow Fund One, LLC founded in October 2005. Mr. Snow is a Registered Investment Advisor and founded Snow Financial Management, LLC in 1997. Prior to establishing this company, he was employed in the banking industry for over 25 years. At the Union Bank of Switzerland, Mr. Snow was Second In Charge of the North American Region. He achieved the rank of Senior Managing Director and was Head of Fixed Income where he was responsible for: Treasury, Money Markets, Precious Metals, Foreign Exchange, Mortgage Backed Securities, Government Securities, Derivatives, Corporate bonds, Emerging Markets, High Yield Securities, and Capital Markets. In addition, since August 2013, he has served as an independent Member of the Board of Directors of BGC Derivative Markets, L.P., a subsidiary of BGC Partners, a leading global brokerage company servicing the financial and real estate markets and, since March 2014, he has served as an independent director of Remate Lince, S.A.P.I. de C.V., a BGC affiliate in Mexico. BGC Derivative Markets, L.P. launched operations as a Swap Execution Facility, which offers trading in swaps products subject to mandatory clearing, as well as swaps classified as permitted transactions. He has also served as an independent member of Cantor Clearinghouse Holdings, LLC and Cantor Futures Exchange Holdings, LLC, in each case since August 2016. Mr. Snow also previously served as an independent public director of ELX Futures, L.P. from December 2007 until February 2015, and as a member of the board of directors, audit and compensation committees of GFI from February 2015 to February 2016.

EXECUTIVE OFFICERS

Our executive officers are appointed annually by and serve at the discretion of our Board of Directors. In addition to Mr. Lutnick, who serves as a member of the Board, our executive officers, their respective ages and positions and certain other information with respect to each of them are as follows:

Barry M. Gosin, 67, has served as our Chief Executive Officer since 1979. Mr. Gosin guides our national and global expansion initiatives and oversees all facets of our day-to-day operations. Mr. Gosin also provides services to our operating partnerships and subsidiaries. Mr. Gosin spearheaded our acquisition by BGC Partners in 2011 and has since led our acquisition and hiring efforts and quadrupled our annual revenues. An active industry and community leader, Mr. Gosin serves as a member of the Board of Directors of the Partnership for New York City, Trustee of the Citizens Budget Commission and Trustee of Pace University.

James R. Ficarro, 57, has served as our Chief Operating Officer since March 2015. Mr. Ficarro is responsible for overseeing the growth and coordination of all our business lines. Mr. Ficarro also provides services to various other affiliates of Cantor and our operating partnerships and subsidiaries. Previously, Mr. Ficarro worked at Cantor and its affiliates for more than 22 years, overseeing all tax and financial planning functions. He served as executive managing director and global tax director of Cantor, as well as chief financial officer and chief administrative officer of BGC Real Estate. As head of financial planning and administration, he was integral in establishing processes and procedures, and creating efficiencies and productivity enhancements for Cantor’s and BGC Partners’ back office functions and departments. Prior to joining Cantor, Mr. Ficarro worked in public accounting at Coopers & Lybrand, Kenneth Leventhal & Company and Arthur Andersen. Mr. Ficarro is a New York State Certified Public Accountant (inactive).

Michael J. Rispoli, 46, has served as our Chief Financial Officer since 2012. As head of the finance and accounting departments, Mr. Rispoli steers the financial activities of Newmark, with a focus on managing risk and monitoring cash flow. Mr. Rispoli also provides services to our operating partnerships and subsidiaries. Prior to joining Newmark, Mr. Rispoli was the chief financial officer of Grubb & Ellis from August 2010 to April 2012 and served in various capacities with such firm since May 2007. Mr. Rispoli served as executive director and corporate controller at Conexant Systems, Inc. from 2000 to 2007. Mr. Rispoli began his career at PricewaterhouseCoopers as manager of business assurance. Mr. Rispoli is a licensed CPA in the State of New Jersey (inactive).

CORPORATE GOVERNANCE

Independence of Directors

Our Board of Directors has determined that each of Messrs. Dalton and Snow qualifies as an “independent director” in accordance with the published listing requirements of the Nasdaq Stock Market, Inc. (“Nasdaq”). The Nasdaq independence definition consists of a series of objective tests, one of which is that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by the published listing requirements of Nasdaq, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members.

Meetings and Committees of Our Board of Directors

Our Board of Directors was formed in connection with our IPO. Neither our Board nor any Committee of our Board held any meetings from the time of their formation through December 31, 2017; however, our Board and its Committees acted from time to time by unanimous written consent.

Our Audit Committee consists of Messrs. Dalton and Snow. Mr. Dalton serves as chairman of the Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq and under special standards established by the SEC for members of audit committees, and the Committee includes at least one member who is determined by our Board to meet the qualifications of an “audit committee financial expert” in accordance with the SEC rules. Our Board has determined that each of Messrs. Dalton and Snow meets the qualifications of an “audit committee financial expert.” Pursuant to the published listing requirements of Nasdaq, we have one year from the date of our IPO (i.e. December 15, 2018) to have the Committee be composed of at least three independent members. We intend to identify one additional independent director to serve on the Committee within one year from the date of our IPO. Our Audit Committee selects our independent registered public accounting firm, consults with our auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our auditors. The Committee also provides oversight of related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics and administers our whistleblower policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters. The Committee pre-approves all audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by our auditors, subject to certain minimum exceptions set forth in our Audit Committee Charter. The Committee operates pursuant to an Audit Committee Charter, which is available at http://ir.ngkf.com/disclaimer-and-legal-information/default.aspx under the heading “CORPORATE GOVERNANCE – Audit Committee Charter,” or upon written request from us free of charge. The Committee did not hold any meetings during the year ended December 31, 2017.

During 2017, our Audit Committee engaged Ernst & Young LLP (“Ernst & Young”) to be our auditors for the year ending December 31, 2017. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.

Our Board of Directors also has a Compensation Committee. The members of the Committee are currently Messrs. Dalton and Snow, both of whom are independent directors. Mr. Snow serves as chairman of the Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the Newmark Holdings, L.P. Participation Plan, which we refer to as the “Participation Plan,” our Long-Term Incentive Plan, which we refer to as the “Equity Plan” and our Incentive Bonus Compensation Plan, which we refer to as our “Incentive Plan.” The Committee operates pursuant to a Compensation Committee Charter, which is available at http://ir.ngkf.com/disclaimer-and-legal-information/default.aspx under the heading “CORPORATE GOVERNANCE – Compensation Committee Charter,” or upon written request from us free of charge. The Committee did not hold any meetings during the year ended December 31, 2017.

Nominating Process

Our Board of Directors does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. As a result, all directors participate in the consideration of director nominees that are recommended for selection by a majority of the independent directors in accordance with the published listing requirements of Nasdaq. Our Board believes that such participation of all directors is appropriate given the size of our Board and the level of participation of our independent directors in the nomination process. Our Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors and, absent special circumstances, our Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a recommendation for a director candidate should follow the instructions set forth in this Amendment under the section below “Communications with Our Board of Directors.”

Our Board of Directors considers the following minimum criteria when reviewing a director nominee: (1) director candidates must have the highest character and integrity, (2) director candidates must be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) director candidates must possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) director candidates must have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director and (5) director candidates must have the capacity and desire to represent the best interests of our stockholders. In addition, our Board considers as one factor among many the diversity of director candidates, which may include diversity of skills and experience as well as geographic, gender, age and ethnic diversity. Our Board does not, however, have a formal policy with regard to the consideration of diversity in identifying director candidates. Our Board screens candidates, does reference checks and conducts interviews, as appropriate. Our Board does not evaluate nominees for director any differently because the nominee is or is not recommended by a stockholder.

With respect to qualifications of the members of the Board of Directors, the Board generally values the broad business experience and independent business judgment in the financial services or in other fields of each member. Specifically, Mr. Dalton is qualified as a result of his long-time government and business experience. Mr. Snow is qualified based on his experience in the financial services industry and his general business experience. Both Messrs. Dalton and Snow are additionally qualified as a result of their status as “audit committee financial experts.”

Our Board of Directors has determined that in light of Mr. Lutnick’s control of the vote of the Company through his control of BGC Partners and Cantor, having a separate Chairman of the Board and principal executive officer is not efficient or appropriate for us. Additionally, our Board does not have a lead independent director.

We believe that we and our stockholders are best served by having Mr. Lutnick serve as Chairman of the Board of Directors and as our principal executive officer. Mr. Lutnick’s role as Chairman, which combines the roles of Chairman of the Board and principal executive officer, promotes unified leadership and direction for our Board of Directors and executive management, and it allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans. Our strong and independent Board effectively oversees our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. Our Board is composed of independent, active and effective directors. Two of our three directors meet the independence qualifications in accordance with the published listing requirements of Nasdaq and the SEC and our Board’s standards for determining director independence. Mr. Lutnick is the only member of executive management who is also a director. Requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained through the composition of our Board, the strong leadership of our independent directors and board committees and our highly effective corporate governance structures and processes.

Executive Sessions

In order to comply with the published listing standards of Nasdaq, the Board of Directors has resolved that it will schedule at least two meetings a year in which the independent directors will meet without the presence of Mr. Lutnick.

Annual Meetings

The Board of Directors has not adopted any specific policy with respect to the attendance of directors at Annual Meetings of Stockholders of the Company. The Company has not yet held an Annual Meeting, having completed its IPO in December of 2017.

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

Management implemented an enterprise risk management program to enhance our existing processes through an integrated effort to identify, evaluate and manage risks that may affect our ability to execute our corporate strategy and fulfill our business objectives. The activities of the enterprise risk management program entail the identification, prioritization and assessment of a broad range of risks (e.g., strategic, operational, cybersecurity, financial, legal/regulatory, reputational and market) and the formulation of plans to mitigate their effects.

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

CODE OF ETHICS AND WHISTLEBLOWER PROCEDURES

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Business Conduct and Ethics is publicly available on our website at http://ir.ngkf.com/disclaimer-and-legal-information/default.aspx under the heading “CORPORATE GOVERNANCE – Code of Business Conduct and Ethics.” Information available on our website is not incorporated herein by reference. If we amend or grant any waiver from a provision of our Code of Business Conduct and Ethics that applies to our executive officers, we will publicly disclose such amendment or waiver on our website and as required by applicable law, including by filing a Current Report on Form 8-K.

In accordance with the requirements of the Sarbanes-Oxley Act, the Audit Committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The Secretary and his or her designee and the Chairman of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures.

ITEM 11.	EXECUTIVE COMPENSATION

Introduction

Restructuring of the Company

On December 19, 2017, the Company, which had previously been a wholly owned subsidiary of BGC Partners, completed its IPO. Through the following series of transactions prior to and following the completion of the separation (as defined below) and the IPO, Newmark became a separate publicly traded company. Prior to the closing of the IPO, on December 13, 2017, BGC Partners, BGC Holdings, BGC U.S. OpCo, the Company, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered into the separation and distribution agreement (such agreement, as amended from time to time, the “separation and distribution agreement”). Pursuant to the separation and distribution agreement BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark group (defined below), the “BGC group”) transferred to the Company, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark group”) the assets and liabilities of the BGC group relating to BGC’s Real Estate Services business (such series of transactions that resulted in the transfer are herein referred to as the “separation”).

BGC Partners has advised us that they currently expect to pursue a distribution to their stockholders of all of the shares of our common stock that they then own in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes (the “distribution”). The determination of whether, when and how to proceed with any such distribution is entirely within the discretion of BGC.

For more information on our IPO, our structure after the IPO and transactions and agreements related to the IPO, the separation and the distribution, see “Item 13—Certain Relationships and Related Transactions, and Director Independence—Underwriting Agreement and IPO” and “Item 13—Certain Relationships and Related Transactions, and Director Independence—Separation and Distribution Agreement.”

Effect of Our Restructuring on Compensation

Prior to our IPO, we did not have a Board of Directors or a Compensation Committee. As such, compensation decisions prior to December 2017 were made by the BGC board of directors and the BGC compensation committee, in the case of Mr. Lutnick, who is also an executive officer of BGC, and in the case of Messrs. Gosin, Ficarro and Rispoli, compensation decisions were made by Mr. Lutnick. In March 2018, our executive compensation program was designed and implemented by the Compensation Committee of our Board of Directors and is described below. 2017 year-end compensation for each of our executive officers, including compensation awarded under our Participation Plan, Equity Plan and Incentive Plan, was determined by our Compensation Committee.

In connection with the separation, interests in Newmark Holdings were distributed to holders of interests in BGC Holdings in proportion to such interests of BGC Holdings held by such holders immediately prior to the separation. Due to such distribution, any BGC Holdings related interest or unit that existed as of December 13, 2017 also includes 0.454545 of a Newmark Holdings related interest or unit, as applicable, and any redemption or exchange of a BGC Holdings related interest or unit must also include the redemption or exchange of the associated ratable portion of a Newmark Holdings related interest or unit.

Prior to the distribution, exchanges and repurchases of exchangeable limited partnership interests in BGC Holdings or Newmark Holdings will be governed by the terms of the separation and distribution agreement, the BGC Holdings limited partnership agreement and the Newmark Holdings limited partnership agreement. For more information on the mechanics of such exchanges and repurchases, see “Item 13—Certain Relationships and Related Transactions, and Director Independence—Amended and Restated Newmark Holdings Limited Partnership Agreement—Exchanges” and “Item 13—Certain Relationships and Related Transactions, and Director Independence—Use of Reinvestment Cash—Reinvestments in Newmark OpCo by BGC.”

As a result of the separation, and due to the fact that (i) certain BGC awards granted pursuant to the BGC Compensation Plans prior to the separation became, upon the separation, awards of interests in both BGC Holdings and Newmark Holdings and (ii) until the distribution, (a) certain awards previously granted pursuant to the BGC Compensation Plans may be exchangeable for interests in the Company and (b) certain executives may receive awards under our Compensation Plans (as defined below), when we refer generally to partnership units that may be awarded as part of compensation (i.e. NPSUs, PSUs, PPSUs, LPUs and PLPUs), we are referring to such units as may be awarded under both the BGC Compensation Plans and our Equity Plan, our Incentive Plan, and our Participation Plan (collectively, the “Newmark Compensation Plans”), and when we refer to specific awards, we are referring to awards under the Newmark Compensation Plans, unless otherwise indicated.

COMPENSATION DISCUSSION AND ANALYSIS

Background

Our principal executive officer for 2017 was our Chairman, Howard W. Lutnick. Our other three most highly compensated executive officers for 2017 were Barry M. Gosin, James R. Ficarro and Michael J. Rispoli. Mr. Lutnick was also an executive officer of our parent, BGC Partners, for 2017. As noted above, prior to our IPO, we did not have a Board of Directors or a Compensation Committee. As such, compensation decisions prior to December 2017, including decisions with respect to 2017 salaries, were made by the BGC board of directors and the BGC compensation committee, in the case of Mr. Lutnick, who is also an executive officer of BGC, and in the case of Messrs. Gosin, Ficarro and Rispoli, compensation decisions were made by Mr. Lutnick. However, 2017 year-end compensation was determined and approved by our Compensation Committee in early 2018.

In 2017, Messrs. Lutnick and Ficarro received compensation for their services to our business and to other businesses of BGC Partners and its affiliates. Typically, Mr. Lutnick spends approximately 50% of the time he dedicates to BGC on matters relating to the Company (referred to herein as “Newmark matters”), Messrs. Gosin and Rispoli spend 100% of their full business time on Newmark matters, and Mr. Ficarro spent approximately 90% of his full business time on Newmark matters. Given the proportion of time each of our executives dedicates to Newmark matters, for purposes of this item, including the compensation discussion and analysis, Mr. Lutnick’s compensation represents approximately 50% of the compensation he receives from BGC and Mr. Ficarro’s compensation represents approximately 90% of his total compensation. From time to time, certain compensation items for Mr. Lutnick that relate to BGC only are not allocated to Newmark. The compensation of Messrs. Gosin and Rispoli is reflected in full below, as each of them dedicates the majority of his time to Newmark matters. Our financial statements reflect each executive’s compensation in a manner consistent with the allocation historically made by BGC Partners, which has resulted in generally the reflection of: (i) for Mr. Lutnick, 50% of his compensation paid by BGC Partners; (ii) for Messrs. Gosin and Rispoli, 100% of their compensation; and (iii) for Mr. Ficarro, 90% of his compensation. In each case compensation includes salary, other cash compensation and non-cash compensation. We expect to continue to pay an appropriate portion of Messrs. Lutnick’s and Ficarro’s cash and equity-based compensation in respect of their approximate time spent on Newmark matters, which as of January 1, 2018, remained the same for Mr. Lutnick, but was raised to 95% for Mr. Ficarro, and expect to pay 100% of Messrs. Gosin’s and Rispoli’s compensation in respect of their time spent on Newmark matters.

Please refer to the BGC Partners’ most recent annual report, proxy statement and other reports on file with the SEC for additional information regarding Mr. Lutnick’s total compensation payable by BGC Partners, which includes the amounts paid in respect of Mr. Lutnick’s approximate time spent on Newmark matters as described herein.

The following compensation discussion and analysis describes the material elements of our executive compensation program for 2017, including aspects of our executive compensation program which were designed and implemented by the Compensation Committee of our Board of Directors in March 2018, at which time 2017 year-end compensation decisions with respect to each of our executive officers were reviewed and approved. References below to Compensation Committee decisions in 2017 made prior to our IPO refer to decisions made by the BGC Compensation Committee, whereas references below to Compensation Committee decisions made after the completion of our IPO, refer to decisions made by our Compensation Committee. For 2018, executive compensation is determined by our Compensation Committee for all executives.

Compensation Philosophy

Our executive compensation program, which is under the direction and control of our Compensation Committee, is designed to integrate compensation with the achievement of our short- and long-term business objectives and to assist it in attracting, motivating and retaining the highest quality executive officers and rewarding them for superior performance. Different components of our executive compensation program are geared to short- and longer-term performance, with the goal of increasing stockholder value over the long term.

We believe that the compensation of our executive officers should reflect their success in attaining key corporate objectives, such as growth or maintenance of market position, success in attracting and retaining qualified brokers and other professionals, increasing or maintaining revenues and/or profitability, developing new products and marketplaces, completing acquisitions, dispositions, restructurings, and other value-enhancing transactions and integrating any such transactions, as applicable, meeting established goals for operating earnings, earnings per share and increasing the total return for stockholders, including stock price and/or dividend increases, and maintaining and developing customer relationships and long-term competitive advantage. We also believe that executive compensation should also reflect achievement of individual managerial objectives established for specific executive officers at the beginning of the fiscal year as well as reflect specific achievements by such individuals over the course of the year, such as development of specific products or customer relationships or executing or integrating specific acquisitions, dispositions and other strategic arrangements. We further believe that specific significant events led by executives, including acquisitions, dispositions and other significant transactions, should also be given significant weight. We believe that the performance of our executives in managing our Company, and in the provision of services to our operating partnerships and subsidiaries, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation.

Our policy is generally that the compensation of our executive officers should not be based on the short-term performance of our Class A common stock, whether favorable or unfavorable, since we believe that the price of our Class A common stock will, in the long term, reflect our overall performance and, ultimately, our management by our executives. Long-term stock performance is reflected in executive compensation through the grant of various equity and partnership awards as described below.

Our Compensation Committee is aware that certain of our executive officers, including Mr. Lutnick, also receive compensation from our affiliates, including BGC Partners and Cantor, but it generally does not specifically review the nature or amount of such compensation. As Mr. Lutnick is also an executive officer of BGC Partners, his overall compensation from BGC Partners, which, as discussed above, is inclusive of his Newmark compensation, is also reviewed and approved by the compensation committee of the BGC Partners board of directors.

None of our executive officers has received any compensation for serving on our Board of Directors or on the board of directors of BGC Partners.

Overview of Compensation and Processes

For 2017, executive compensation was composed of the following principal components: (i) a base salary, which is designed to retain talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award that is intended to tie financial rewards to the achievement of the Company’s short- or longer-term performance objectives; and (iii) an incentive program that is designed to promote the achievement of short- and long-term performance goals and to align the long-term interests of executive officers with those of stockholders through the grant of awards. In all cases, performance objectives and goals relate to the performance of our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.

From time to time, we or BGC Partners may also restructure the existing partnership and compensation arrangements of our executive officers as described below. We may also adopt various policies related to or in addition to such restructurings, including with respect to the grant of exchange rights, other monetization of awards, and the acceleration of the lapse of restrictions on restricted stock.

From time to time, we and BGC Partners have also used employment agreements, change of control agreements, and other arrangements, including some with specified target or guaranteed bonus components, and discretionary bonuses to attract, motivate and retain talented executives. These specific arrangements with the executive officers are summarized below.

Our Compensation Committee approves, and recommends to our Board of Directors, that it approve the salaries, bonuses and other compensation of our executive officers. In addition, the Committee approves grants to executive officers under and otherwise administers our Incentive Plan, our Equity Plan and our Participation Plan.

From time to time, the Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2017, Farient Advisors LLC (which we refer to as the “Advisor”) advised the Committee. The Committee retained the Advisor to provide surveys and other information with respect to pay practices and compensation levels at the Company’s peer group and other companies, and the Committee discussed with the Advisor all compensation arrangements for 2017. While the Committee does take into consideration such peer data, the Committee does not attempt to benchmark executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis. The Committee considered whether the Advisor had any conflicts of interest in advising the Committee. The Committee considered whether the Advisor had been providing services of any other nature to the Company; the amount of fees received from the Company by the Advisor; the policies and procedures adopted by the Advisor that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by the Advisor who worked on Company matters and any member of the Committee; whether any business or personal relationship existed between such consultants and any of our executive officers; and whether the Advisor or such consultants hold any of our Class A common stock. The Advisor also provides services to the compensation committee of the board of directors of BGC Partners from time to time. Upon evaluating such considerations, the Committee found no conflicts of interest in the Advisor advising the Committee.

Our policy for allocating between currently paid short- and long-term compensation is designed to ensure adequate base compensation to attract and retain talented executive officers, while providing incentives to maximize long-term value for our Company and our stockholders. Cash compensation is provided in the form of base salary to meet competitive salary norms and reward superior performance on an annual basis, and in the form of bonuses and awards for achievement of specific short-term goals or in the discretion of the Compensation Committee. Equity and partnership awards reward superior performance against specific objectives and long-term strategic goals and assist in retaining executive officers and aligning their interests with those of our Company and our stockholders. From time to time, we may provide additional equity or partnership awards on a periodic basis to reward superior performance, which awards may provide further long-term retention opportunities.

Base salaries for the following year are generally set for our executive officers at the year-end meetings of the Compensation Committee or in the early part of the applicable year beginning with the salaries for 2018. At these meetings, the Committee also approves incentive bonuses under the Incentive Plan and any discretionary bonuses and grants of equity and partnership awards under our Equity Plan and the Participation Plan to our executive officers.

At or around the year-end Compensation Committee meetings, our Chairman, Mr. Lutnick, makes compensation recommendations to the Committee with respect to the other executive officers. Such executive officers are not present at the time of these deliberations. Mr. Lutnick also makes recommendations with respect to his own compensation as Chairman. The Committee deliberates separately in executive sessions with the Advisor as to all executive officers other than Mr. Lutnick in the presence of Mr. Lutnick, and separately in executive sessions with the Adviser as to all executive officers, including Mr. Lutnick. The Committee may accept or adjust Mr. Lutnick’s recommendations and makes the sole determination of the compensation of all of our executive officers. The Committee reviews and evaluates, at least annually, the performance and leadership of Mr. Lutnick as Chairman. Based upon the results of this evaluation, and input from the Advisor, the Committee reviews and approves Mr. Lutnick’s compensation.

During the first quarter of each fiscal year, the practice of our Compensation Committee is to establish annual incentive performance goals for all executive officers under the Incentive Plan, with the Committee retaining negative discretion to reduce or withhold any bonuses earned at the end of the year. All executive officers in office at that time are eligible to participate in the Incentive Plan. In all cases, such performance goals relate to the performance of our executive officers at the Company and in the provision of services to our operating partnerships and subsidiaries.

We provide long-term incentives to our executive officers through the grants of limited partnership units under the Participation Plan and exchange rights or cash settlement awards in connection with such partnership units and restricted stock and other equity grants under the Equity Plan. In addition, executive officers may receive a portion of their Incentive Plan bonuses in equity or partnership awards, rather than cash, with the number of awards determined by reference to the market price of a share of our Class A common stock on the date that the award is granted or such other date that awards to executive officers are made generally.    Grants under our Equity Plan and our Participation Plan have vesting provisions that are time-based, rather than performance-based, vesting schedules, although both plans are flexible enough to provide for performance-based awards. Our Compensation Committee has also established quarterly incentive performance goals as described below.

In designing and implementing our executive compensation program, our Compensation Committee considers our operating and financial objectives, including our risk profile, and the effect that our executive compensation decisions will have on encouraging our executive officers to take an appropriate level of business, operational and market risk consistent with our overall goal of enhancing long-term stockholder value. In particular, the Committee considers those risks identified in our risk factors and the known trends and uncertainties identified in our management discussion and analysis, and considers how our executive compensation program serves to achieve its operating, financial and other strategic objectives while at the same time mitigating any incentives for executive officers to engage in excessive risk-taking to achieve short-term results that may not be sustainable in the long term.

In attempting to strike this balance, our Compensation Committee seeks to provide executive officers with an appropriately diversified mix of fixed and variable cash and non-cash compensation opportunities, time-based and performance-based awards, and short- and long-term incentives. In particular, our performance-based bonuses under our Incentive Plan focus on a mix of company-wide and product-specific operating and financial metrics, in some cases based upon our absolute performance and in other cases based upon our performance relative to our peer group or other companies. In addition, the Incentive Plan award opportunities provide for the exercise of considerable negative discretion by the Committee to reduce, but not increase, amounts granted to executive officers under the Incentive Plan, and to take individual as well as corporate performance into account in exercising that discretion. Further, the Committee retains the discretion to pay out any amounts finally awarded under the Incentive Plan in equity or partnership awards, rather than cash, and to include restrictions on vesting, resale and forfeiture in any such equity or partnership awards. Finally, the Committee applies these same principles with respect to quarterly performance-based award opportunities for the grant of restricted stock, exchange rights or cash settlement awards under the Equity Plan relating to outstanding non-exchangeable partnership units awarded under the Participation Plan.

Discretionary and Retentive Partnership Opportunities

To incentivize executive officers and hold them accountable to stockholders, our Compensation Committee uses a variety of highly retentive partnership units under the Participation Plan. These partnership awards are granted as a tax-efficient, strongly retentive, and risk-appropriate means to align the interests of the executive officers with those of our long-term stockholders. For executive officers, these grants may include NPSUs, along with PSUs and PPSUs, and the Committee believes that the features of the units, coupled with the discretion of the Committee to grant the right of partnership distributions, exchangeability into shares of Class A common stock of Newmark, and various liquidity opportunities, create a best-in-class form of incentive award for our executives. Until such units are made exchangeable into a share of Class A common stock or exchanged for cash at the discretion of the Committee, these partnership units may be redeemed for zero by the Committee. The Committee generally does not grant options and equity-based units such as options and RSUs to executives and emphasizes instead these flexible and retentive limited partnership units. In the Committee’s view, NPSUs, along with PSUs/PPSUs provide the most appropriate long-term incentives to executive officers, especially when coupled with performance-based grants of exchange rights and cash settlement awards. To date, the Committee has not granted Newmark Holdings NPSUs under the Newmark Compensation Plans, although, certain of our executive officers have previously received BGC Holdings NPSUs and have received Newmark Holdings NPSUs in connection with the separation.

NPSUs have no value for accounting or other purposes at the time of grant, do not participate in quarterly partnership distributions, are not allocated any items of profit or loss and may not be made exchangeable into shares of Class A common stock. NPSU awards are highly discretionary and provide additional flexibility for the Compensation Committee to determine the timing and circumstances of replacing such units with units that earn partnership distributions and any rights to exchange such units for shares of Class A common stock or cash. NPSUs have generally been granted to our executives as mid-year grants or in connection execution of long-term employment arrangements.

From time to time, our Compensation Committee may choose to replace an NPSU with a PSU. PSUs participate in quarterly partnership distributions, but otherwise have no value for accounting purposes and are not exchangeable into shares of Class A common stock until such exchange rights are granted by the Committee.

Executive officers may also receive PPSUs. These units are preferred limited partnership units that may be awarded to holders of, or contemporaneously with, the grant of PSUs. PPSUs are entitled to a preferred distribution of net profits of Newmark Holdings and/or BGC Holdings, as applicable, but otherwise are not entitled to participate in quarterly distributions. PPSUs cannot be made exchangeable into shares of Class A common stock, can only be exchanged for cash, at the determination price on the date of grant, in connection with an exchange of the related PSUs, and therefore are not included in our fully diluted share count. PPSUs are expected to provide a mechanism for issuing fewer aggregate share equivalents than traditionally issued in connection with our compensation and to have a lesser overall impact on our fully diluted share count. The ratio of the grant of PPSUs to traditional units (i.e., PSUs) is expected to approximate the compensatory tax rate applicable in the relevant country jurisdiction of the partner recipient. The determination price used to exchange PPSUs for cash is determined by the Compensation Committee on the date the grant of such unit, and is based on a closing trading price of Class A common stock identified by the Committee on such date.

Over time, as compensation goals are met and other incentives are reached by the executives, the Compensation Committee may choose, in its sole discretion, to grant an exchange right with respect to a PSU, thereby creating a potential liquidity event for the executive and creating a value for accounting purposes. The life cycle of these units, as they may evolve from NPSUs to shares of Class A common stock, provides the Committee and the Board of Directors with superior opportunities to retain and incentivize executives and employees in a tax-efficient and discretionary manner.

Our executive officers have much of their personal net worth in a combination of our equity-based awards and non-exchangeable and exchangeable limited partnership units. Messrs. Lutnick, Gosin, Ficarro and Rispoli hold limited partnership units in Newmark Holdings and BGC Holdings. Mr. Lutnick holds additional partnership interests in Cantor, which, through ownership of shares of both our Class A and Class B common stock and exchangeable limited partnership interests in BGC Holdings, owns a 31.2% direct and indirect economic interest as of December 31, 2017 in Newmark’s operations. Mr. Ficarro also holds other partnership interests in Cantor.

While we not have a general compensation recovery or “clawback” policy, and do not require our executive officers to meet general share ownership or hold-through-retirement requirements, our Compensation Committee believes that the extremely retentive nature of the NPSUs, PSUs and similar partnership units, which may be redeemed for zero at any time by the Committee, provides extraordinary discretion and superior clawback power to the Committee.

We generally intend that compensation paid to our Chairman and our other named executive officers not be subject to the limitation on tax deductibility under Section 162(m) of the U.S. Internal Revenue Code of 1986, which we refer to as the “Code,” so long as this can be achieved in a manner consistent with our Compensation Committee’s other objectives. Subject to certain exceptions, Section 162(m) eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1,000,000. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exemptions in Section 162(m), to the extent available. In December 2017, Section 162(m) of the Code was modified by the Tax Cuts and Jobs Act to remove the exemption for performance-based compensation over the $1,000,000 limit. We do not currently expect that decisions relating to compensation will be significantly impacted by Section 162(m) matters on a going forward basis. The Committee retains negative discretion to reduce or withhold performance-based compensation to our executive officers, and also reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate, including after taking into consideration changing business conditions or the executive officer’s individual performance.

Our management and our Compensation Committee recognize that we are subject to certain Financial Accounting Standards Board and SEC guidance on share-based awards and other accounting charges with respect to the compensation of the executive officers and other employees. However, management and the Committee do not believe that these accounting charges should necessarily determine the appropriate types and levels of compensation to be made available. Where material to the Committee’s decisions, these accounting charges will be described in our compensation discussion and analysis, compensation tables and related narratives.

Our Compensation Committee may grant equity and partnership awards to executive officers in a variety of ways under the Equity Plan and the Participation Plan, including restricted stock, exchange rights, cash settlement awards and other equity grants under the Equity Plan and non-exchangeable limited partnership unit awards under the Participation Plan. Grants of such awards may have different accounting treatment and may be reported differently in the compensation tables and related narratives depending upon the type of award granted and how and when it is granted.

For U.S. GAAP purposes, a compensation charge is recorded on PSUs and similar limited partnership units if and when an exchange right is granted relating to the units, and the charge is based on the market price of Class A common stock on the date on which the exchange right is granted. Additionally, when the exchange actually occurs, a U.S. federal income tax deduction is generally allowed equal to the fair market value of a share of Class A common stock on the date of exchange.

For U.S. GAAP purposes, if shares of restricted stock granted are not subject to continued employment or service with us or any of our affiliates or subsidiaries, even if they are subject to compliance with our customary non-compete obligations, the grant-date fair value of the restricted stock will be expensed on the date of grant.

BGC and Newmark Equity Plans and Participation Plans

In connection with our IPO in December 2017, we established the Equity Plan and the Incentive Plan, under which the Compensation Committee of our Board of Directors may pay compensation in the form of cash, shares of our common stock or other equity-based awards, to our directors, executive officers or other officers or employees. We also maintain the Participation Plan, under which the Committee may award Newmark Holdings interests to our directors, executive officers or other officers or employees. Prior to the IPO, our executive officers received awards under the BGC Compensation Plans.

The BGC compensation committee may also award BGC Holdings working partner interests to certain of our directors, executive officers or other officers or employees. If Cantor determines that such BGC Holdings working partner interests shall be exchangeable, holders of BGC Holdings working partner interests will be required to exchange such BGC Holdings working partner interests, together with the ratable portion of the associated Newmark Holdings working partner interests, to receive a share of BGC Partners common stock. Grants of exchangeability relating to Newmark Holdings interests and BGC Holdings interests may be made at any time in the discretion of the relevant service recipient, and future grant practices may differ from prior practices, including without limitation in connection with performance achievement, changes in incentive arrangements, accounting principles, and tax laws (including deductibility of compensation) and other applicable laws.

Base Salary

Our executive officers receive base salaries or similar cash payments intended to reflect their skills, expertise and responsibilities. Subject to any applicable employment or other agreements, such payments and subsequent adjustments, if any, are reviewed and approved by the Compensation Committee annually, based on a variety of factors, which may include, from time to time, a review of relevant salaries of executives at our peer group of companies and others, and each executive officer’s individual performance for the prior year, including such executive officer’s experience and responsibilities.

We generally establish base pay at levels comparable to our peer group and other companies which employ similarly skilled personnel, including CBRE Group, Inc., Colliers International Group, Inc., HFF, Inc., Jones Lang LaSalle Incorporated, Marcus & Millichap, Inc. and Realogy Holdings Corp. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we generally do not expect to engage in benchmarking.

As discussed in more detail above, Mr. Lutnick spends significant amounts of his time on Newmark matters, Messrs. Gosin and Rispoli spend all of their full business time on Newmark matters, and, prior to January 1, 2018, Mr. Ficarro spent approximately 90% of his full business time on Newmark matters and as of January 1, 2018, he is expected to spend approximately 95% of his full business time on Newmark matters. These percentages have varied based upon business developments at the Company. Accordingly, the base salary and similar payment amounts described below represent the following: for Mr. Lutnick, 50% of the base salary paid by BGC Partners to Mr. Lutnick for his time spent on Newmark matters; for Mr. Ficarro, 90% of the total base salary paid to Mr. Ficarro; and for Messrs. Gosin and Rispoli, the total base salary and similar payments made to them. In each case the portion of each executive’s salary reflected below corresponds to the amount of time such executive spends on Newmark matters.

Base Salaries/Payments for 2017

Base salary and similar cash payment rates for 2017 were established in January 2017 by the BGC compensation committee with respect to Mr. Lutnick, and by Mr. Lutnick with respect to Messrs. Gosin, Ficarro and Rispoli. In setting the base rates for 2017, the qualifications, experience and responsibilities of Messrs. Lutnick, Gosin, Ficarro and Rispoli were considered. The base rate for Mr. Lutnick for 2017 was continued at $500,000. Mr. Lutnick’s base salary in 2017 represents 50% of his base salary as reported by BGC Partners. The base rate for 2017 for Mr. Gosin was continued at $475,000, payable 50% in cash and 50% in partnership units but was raised to $1,000,000 for the portion of 2017 beginning with the execution of his new employment agreement in connection with the IPO, payable in cash. The 50% portion of Mr. Gosin’s pre-IPO salary paid in partnership units was calculated on a monthly basis by dividing 50% of his monthly base salary by the closing price of our Class A common stock on the last day of the month in which the cash portion of his salary is paid. The base rate for Mr. Ficarro for 2017 was continued at $540,000. As discussed above, Mr. Ficarro spent approximately 90% of his full business time in 2017 on Newmark matters. The base rate for Mr. Rispoli for 2017 was increased to $415,000 for 2017.

Base Salaries/Payments for 2018

Base salary and similar cash payment rates for 2018 were established in March 2018 by our Compensation Committee with respect to each of our executive officers, based on their continuing qualifications, experience and responsibilities. For 2017 and until March 1, 2018, Mr. Lutnick’s base salary was $500,000, which represents 50% of his base salary as reported by BGC Partners. Effective on March 1, 2018, the base rate for 2018 for Mr. Lutnick was increased to $1,000,000 by Newmark, representing 50% of his salary from BGC Partners. Mr. Lutnick’s salary increase, effective March 1, 2018, was approved by the Compensation Committees of both Newmark and BGC Partners.

The base rate for 2018 was continued at $1,000,000 for Mr. Gosin. The base rates for Messrs. Ficarro and Rispoli for 2018 were increased to $617,500 and $500,000, respectively, to reflect their additional responsibilities. As noted above, Mr. Ficarro’s base salary of $617,500 represents 95% of his total salary for 2018, which was raised to $650,000 in the aggregate.

Bonus Compensation

We believe that compensation should vary with corporate and individual performance and that a significant portion of compensation should continue to be linked to the achievement of business goals. The Incentive Plan provides a means for the payment of Section 162(m) qualified “performance-based” compensation in the form of bonuses to executive officers while preserving our tax deduction, to the extent available.

With respect to each performance period, the Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for that performance period. These performance criteria, which may vary from participant to participant, will be determined by the Committee and may be based upon one or more of the financial performance measures set forth in the Incentive Plan.

The actual Incentive Plan bonus paid to any given participant at the end of a performance period is based upon the extent to which the applicable performance goals for such performance period are achieved, subject to the exercise of negative discretion by the Compensation Committee, and may be paid in cash or in equity or partnership awards. These awards also serve as incentives for future performance and retention.

In addition, from time to time, our Compensation Committee may provide for target or guaranteed bonuses in employment or other agreements in order to attract and retain talented executives, or may grant ad hoc discretionary bonuses when an executive officer is not eligible to participate in the Incentive Plan award opportunities for that performance period or when it otherwise considers such bonuses to be appropriate. Such bonuses may also be paid in cash or in equity or partnership awards.

BGC Incentive Plan Bonus Goals for 2017

Prior to our IPO in December of 2017, we did not have an incentive plan. As such, during 2017 Mr. Lutnick was a participating executive in the BGC Incentive Plan, and salaries for 2017 for Messrs. Gosin, Ficarro and Rispoli were approved by Mr. Lutnick. Due to the IPO closing on December 19, 2017, the Newmark Compensation Committee did not set any incentive bonus targets for 2017.

In the first quarter of 2017, the BGC compensation committee determined that Mr. Lutnick would be a participating executive for 2017 in the BGC Incentive Plan.

For 2017, the BGC compensation committee used the same performance criteria for all BGC executive officers (including Mr. Lutnick) and set individual bonus opportunities for 2017 equal to the maximum value allowed for each individual pursuant to the terms of the BGC Incentive Plan (i.e., $25 million), provided that (i) BGC Partners achieved any operating profits or distributable earnings for 2017, as calculated on substantially the same basis as the BGC Partners’ financial results press release for 2016, or (ii) BGC Partners achieved any improvement or percentage growth in gross revenue or total transaction volumes for any product for 2017 as compared to 2016 over any of its peer group members or industry measures, as reported in the BGC Partners’ 2017 financial results press release, in each case calculated on substantially the same basis as in the BGC Partners’ financial results press release for 2016 and compared to the most recently available peer group information or industry measures (each of which we refer to as a “Performance Goal”).

The BGC compensation committee determined that the payment of any such amount may be in the form of cash, shares of Class A common stock, limited partnership units, or other equity or partnership awards permitted under the BGC Equity Plan, the BGC Participation Plan or otherwise. The BGC compensation committee, in its sole and absolute discretion, retained the right to reduce the amount of any BGC Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the Performance Goals or any other corporate, as well as individual, performance objectives have been achieved.

BGC Incentive Plan Bonuses and Other Bonuses Awarded for 2017

On March 12, 2018, having been advised that the Performance Goals established in the first quarter of 2017 by the BGC compensation committee had been met for 2017, our Compensation Committee approved the following award to Mr. Lutnick under the BGC Incentive Plan for 2017 and approved the following awards to our other executive officers, in each case, effective as of January 1, 2018:

•	Mr. Lutnick: a bonus under the BGC Incentive Plan of $7,000,000 for services to Newmark, which represented 50% of his total bonus award from BGC Partners, paid $1,500,000 in cash and $5,500,000 in a partnership award represented by 194,284 non-exchangeable Newmark Holdings PSUs and 158,960 non-exchangeable Newmark Holdings PPSUs;

•	Mr. Ficarro: a bonus of $675,000 for services to Newmark, which represented 90% of his total bonus award of $750,000, paid entirely in a partnership award of 26,494 non-exchangeable Newmark Holdings PSUs and 21,676 non-exchangeable Newmark Holdings PPSUs, of which 23,845 non-exchangeable Newmark Holdings PSUs and 19,508 non-exchangeable Newmark Holdings PPSUs represented the 90% of such award related to his time spent on Newmark matters; and

•	Mr. Rispoli: a bonus of $485,000 paid entirely in a partnership award represented by 17,133 non-exchangeable Newmark Holdings PSUs and 14,017 non-exchangeable Newmark Holdings PPSUs.

Mr. Gosin received one-time grants during both 2014 and 2015 which were intended to provide him with significant incentives with respect to future performance and were given as an advance against future incentive pool allocation payments and in consideration for Mr. Gosin’s leadership in the substantial expansion of Newmark Knight Frank since being acquired by BGC. As such, Mr. Gosin did not receive a BGC Incentive Plan Bonus for 2017.

In approving the bonus determinations for 2017, our Compensation Committee considered the pay practices of our peer group and other companies, including a compensation survey prepared by, and advice from, the Advisor. In particular, it also considered our earnings performance, significant transactions, integration of acquired businesses, individual contributions toward achievement of strategic goals and overall financial and operating results, including record earnings increases and overall results for the period. These awards were also expected to incentivize our executive officers with respect to future performance and encourage ongoing contributions to our businesses.

In approving the 2017 BGC Incentive Plan bonus for Mr. Lutnick’s $7,000,000 bonus, which was 50% of his total BGC bonus award, our Compensation Committee also focused specifically on the Company’s overall financial performance, our IPO, acquisitions, and overall leadership. In approving Mr. Ficarro’s $675,000 bonus for 2017, which represented 90% of his total bonus award of $750,000, the Committee considered our overall financial performance, our IPO, his role in financial analysis and planning and his overall contributions to the growth of our business, including his leadership in recent acquisitions and hires. With respect to Mr. Rispoli, in approving his 2017 bonus of $485,000, the Committee considered his efforts with respect to the IPO, financial accounting expertise and overall contribution to the business.

Compensation for Mr. Gosin is generally determined in accordance with the employment agreement, as amended from time to time, which he entered into in connection with our IPO, effective as of December 1, 2017 (the “Gosin Employment Agreement”). Mr. Gosin continued to contribute to the business in 2017, including his leadership in connection with acquisitions and participation in our IPO. However, Mr. Gosin did not receive a bonus due to his previous receipt of one-time grants as discussed above.

Mr. Gosin received commissions in 2017 in the amount of $437,102 payable in connection with brokerage transactions. This amount was paid in the form of 33,509 non-exchangeable BGC Holdings PSUs and 4,193 non-exchangeable BGC Holdings APSUs.

Incentive Plan Bonus Goals for 2018

In the first quarter of 2018, the Compensation Committee determined that Messrs. Lutnick, Gosin, Ficarro and Rispoli, our executive officers, would be participating executives for 2018 in the Incentive Plan, subject to stockholder approval of the Incentive Bonus Compensation Plan at Newmark’s 2018 Annual Meeting of Stockholders. For 2018, the Committee established performance criteria for all executive officers and set a bonus for 2018 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieves operating profits or distributable earnings for 2018, as calculated on substantially the same basis as in the Company’s financial results press release for 2017, or (ii) the Company achieves improvement or percentage growth in gross revenue or total transaction volumes for any product for 2018 as compared to 2017 over any of our peer group members or industry measures, as reported in its 2018 financial results press release, in each case calculated on substantially the same basis as in its financial results press release for 2017 and compared to the most recently available peer group information or industry measures, in each case, subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin-offs or any other extraordinary corporate transactions in accordance with the Incentive Plan, Equity Plan and the Participation Plan, as applicable. As each of the Company’s executive officers also provides services to certain of our operating partnerships and subsidiaries, potential bonuses for 2018 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.

The Compensation Committee determined that the payment of any such amount may be in the form of cash, shares of Class A common stock, limited partnership units or other equity or partnership awards permitted under the Equity Plan, the Participation Plan or otherwise. The extent determined to reflect the portion of an executive officer’s compensation related to services performed for a particular subsidiary or affiliate as noted above, the cost of compensation awarded under any of the Newmark Compensation Plans, or as applicable, the BGC Compensation Plans, shall be borne by such subsidiary or affiliate. The Committee, in its sole and absolute discretion, retained the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which Performance Goals or any other corporate, as well as individual, performance objectives have been achieved. The Committee further retains discretion to authorize bonuses and other awards to the participating executives regardless of whether or not such bonuses and awards are tax deductible under tax law in effect at the time of such bonuses and awards.

Equity Plan and Participation Plan Awards

It is the Compensation Committee’s general policy to award restricted stock, exchange rights, awards that are repurchased for cash (which we refer to as “cash settlement awards”) and other equity or partnership awards to executive officers in order to align their interests with those of our long-term investors and to help attract and retain qualified individuals. Our Equity Plan permits the Committee to grant restricted stock, stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other stock-based awards, including to provide exchange rights for shares of our Class A common stock and cash settlement awards relating to Newmark Holdings limited partnership units. Our Participation Plan provides for the grant or sale of Newmark Holdings limited partnership units. The total number of Newmark Holdings limited partnership units issuable under the Participation Plan will be determined from time to time by our Board of Directors, provided that exchange rights or cash settlement awards relating to units may only be granted pursuant to other stock-based awards granted under our Equity Plan. Partnership units in Newmark Holdings (other than NPSUs) are entitled to participate in preferred or quarterly partnership distributions from Newmark Holdings and (other than preferred units and NPSUs) are eligible to be made exchangeable for shares of our Class A common stock. We view these incentives as an effective tool in motivating, rewarding and retaining our executive officers.

Our Compensation Committee retains the right to grant a combination of forms of such awards under our Equity Plan and our Participation Plan to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of awards. The Committee has also granted authority to Mr. Lutnick, our Chairman, to grant awards to non-executive officer employees of the Company under the Equity Plan and Participation Plan and to establish sub-plans for such persons.

In addition, our executive officers and other employees may also be offered the opportunity to purchase limited partnership units. The Compensation Committee and Mr. Lutnick will have the discretion to determine the price of any purchase right for partnership units, which may be set at preferential or historical prices that are less than the prevailing market price of our Class A common stock.

Our Compensation Committee has also established special quarterly award opportunities under our Equity Plan for the grant of exchange rights and/or cash settlement awards under the Equity Plan relating to outstanding non-exchangeable limited partnership units awarded under the Participation Plan. The Committee established specified performance goals for the quarter similar to the annual opportunities under the Incentive Plan. In each case, such quarterly award opportunities are subject to the Committee’s determination of whether such goals have been met and the Committee’s exercise of negative discretion.

Timing of Awards

Equity and partnership awards to executive officers that are in payment of the Incentive Plan or discretionary bonuses are typically granted annually in conjunction with the Compensation Committee’s review of company and individual performance of executive officers, although interim grants may be considered and approved from time to time. The Committee’s annual review generally takes place at year-end meetings, which are generally held in the first quarter of each year, although the reviews may be held at any time and from time to time throughout the year. From time to time, grants to executive officers may be made on a mid-year or other basis in the event of business developments, changing compensation requirements or other factors, in the discretion of the Committee.

Our policy is generally to award year-end grants to executive officer recipients by the end of the calendar year or shortly thereafter, with grants to non-executive employees occurring closer to the end of the first quarter of the following year. Grants, if any, to newly hired employees are effective on the first day of the quarter following the employee’s first day of employment. In addition, from time to time the Company may offer compensation enhancements or modifications to employees that it does not offer to its executive officers.

The exercise price of all stock options is set at the closing price of our Class A common stock on the NASDAQ Global Select Market on the date of grant. As discussed above, with respect to limited partnership units and other equity or partnership awards, grants may be made based on a dollar value, with the number of units or shares determined by reference to the market price of our Class A common stock on the date of grant, or based on a specified number of awards.

NPSU Grants and Related Replacement and Exchange Right Grants Attributable to Newmark

Previous BGC Partners Grants

During each of 2015, 2016 and 2017, the BGC compensation committee made additional discretionary awards of BGC Holdings NPSUs to Mr. Lutnick. The equity compensation discussed below reflects only those amounts BGC attributed to Mr. Lutnick’s services performed for Newmark and excludes the amounts attributable to his services performed on matters for BGC Partners and its affiliates (other than us), and represents a percentage (i.e., 50%) of the total amount awarded by BGC in connection with the performance of his duties during those times.

The BGC compensation committee granted the following BGC Holdings NPSUs to Mr. Lutnick and replaced such BGC Holdings NPSUs with other partnership units in 2017:

On January 1, 2016, 1,000,000 of Mr. Lutnick’s BGC Holdings NPSUs were replaced by 550,000 non-exchangeable BGC Holdings PSUs and 450,000 BGC Holdings PPSUs (with a determination price of $9.81 per BGC Holdings PPSU), which represented 25% of his May 2014 and January 2015 BGC Holdings NPSU awards.

2015 Year-End Compensation. On February 24, 2016, in connection with the 2015 year-end compensation process, the BGC compensation committee granted 750,000 BGC Holdings NPSUs to Mr. Lutnick. Replacement of BGC Holdings NPSUs with non-exchangeable BGC Holdings PSUs/PPSUs for Mr. Lutnick was determined to be (i) 25% per year with respect to BGC Holdings NPSUs granted in 2016; and (ii) 25% of the previously awarded to BGC Holdings NPSUs currently held by Mr. Lutnick based upon the original issuance date (the first 25% having already been replaced); provided that, with respect to all of the foregoing, such future replacements were subject to the approval of the BGC compensation committee (with such approval process amended in 2017 as described below). The grant of exchange rights with respect to such to BGC Holdings PSUs/PPSUs will be determined in accordance with BGC Partners’ practices when determining discretionary bonuses or awards, and any grants of exchangeability shall be subject to the approval of the BGC compensation committee.

2016 Year-End Compensation. On January 31, 2017, in connection with the 2016 year-end compensation process, certain previous awards of BGC Holdings NPSUs vesting on January 1, 2017 were replaced with non-exchangeable BGC Holdings PSUs/PPSUs for Mr. Lutnick, effective January 1, 2017, with the determination price of each BGC Holdings PPSU based on the closing price of Class A common stock on December 30, 2016, which was $10.23. As a result, effective as of January 1, 2017, 593,750 BGC Holdings NPSUs of Mr. Lutnick were cancelled and replaced with 427,500 non-exchangeable BGC Holdings PSUs and 166,250 non-exchangeable BGC Holdings PPSUs.

In January 2017, the requirement of further approval of the BGC compensation committee to replace Mr. Lutnick’s BGC Holdings NPSUs was amended and changed into the requirement that BGC, inclusive of its affiliates thereof, earn, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of non-exchangeable BGC Holdings PSUs/PPSUs is to be granted, and such executive remaining an employee or member of an affiliate of BGC and having complied at all times with his applicable employment or membership agreement and the limited partnership agreement of BGC Holdings as of the applicable grant date.

With respect to all of such awards, any grant of exchange rights with respect to any of Mr. Lutnick’s BGC Holdings PSUs/PPSUs issued in replacement of BGC Holdings NPSUs will be determined in accordance with BGC Partners’ practices when determining discretionary bonuses or awards, and any grants of exchangeability shall be subject to the approval of the Compensation Committee. In addition, upon the signing of any agreement that would result in a “Change in Control” (as defined in the Change of Control Agreement entered into by Mr. Lutnick), (1) any BGC Holdings NPSUs held by Mr. Lutnick shall be replaced by exchangeable BGC Holdings PSUs/PPSUs (i.e., such BGC Holdings PSUs shall be exchangeable for shares of Class A common stock and BGC Holdings PPSUs shall be exchangeable for cash), and (2) any non-exchangeable BGC Holdings PSUs/PPSUs held by Mr. Lutnick shall become immediately exchangeable, which exchangeability may be exercised in connection with such “Change in Control.”

As of March 31, 2018, Mr. Lutnick had no BGC Holdings NPSUs outstanding attributable to his Newmark compensation.

Replacement and Exchange Right Grants

Mr. Gosin

In December of 2017, in connection with the execution of the Gosin Employment Agreement, certain of Mr. Gosin’s awards were replaced by an equivalent number of exchangeable awards as follows: (i) 52,293 BGC Holdings APSUs, (ii) 1,146,696 BGC Holdings PSUs, and (iii) 51,011 BGC Holdings PPSUs (which have a preferred value of $426,342), in each case held by Mr. Gosin as of December 31, 2017. Mr. Gosin has not elected to exchange such exchangeable units. As described herein, any exchange of such units shall also apply to the ratable portion of Newmark Holdings units that Mr. Gosin held in association with such BGC Holdings units.

Due to the one-time grants Mr. Gosin previously received, noted above, Mr. Gosin was not granted additional exchangeability on previously awarded units in connection with the 2017 year-end compensation process.

On March 12, 2018, the Compensation Committee authorized the Company to redeem and cancel 642,261 non-exchangeable Newmark Holdings PSUs and to issue to Mr. Gosin in exchange $10.0 million of Newmark’s Class A common stock, less applicable taxes and withholdings, based on the price of $15.57 per share, which was the closing price of our Class A common stock on that date. This resulted in the issuance to Mr. Gosin of 327,746 shares of our Class A common stock.

Mr. Rispoli

On April 2, 2018, certain of Mr. Rispoli’s awards were replaced by an equivalent number of exchangeable awards as follows: (i) 17,211 non-exchangeable BGC Holdings PSUs, and (ii) 14,082 non-exchangeable BGC Holdings PPSUs, of which 9,381 BGC Holdings PPSUs have a determination price of $9.07 per unit and 4,701 BGC Holdings PPSUs have a determination price of $11.40 per unit. Mr. Rispoli has not elected to exchange such exchangeable units. As described herein, any exchange of such units shall also apply to the ratable portion of Newmark units that Mr. Rispoli held in association with such BGC Holdings units.

Mr. Ficarro

On April 1, 2016 and April 1, 2017, an additional 20,454 of Mr. Ficarro’s BGC Holdings NPSUs and 16,736 of his BGC Holdings NPPSUs awarded in 2014 were replaced by an equivalent number of non-exchangeable BGC Holdings PSUs and BGC Holdings PPSUs, respectively. The distributions from such non-exchangeable BGC Holdings PSUs and BGC Holdings PPSUs will be payable to Mr. Ficarro and will not be used to repay his outstanding loan (as described below). On May 2, 2016, an additional 7,177 of his non-exchangeable BGC Holdings PSUs and 4,765 of his BGC Holdings PPSUs were replaced by an equivalent number of exchangeable BGC Holdings PSUs and BGC Holdings PPSUs. On March 21, 2017, an additional 15,586 of his non-exchangeable BGC Holdings PSUs and 12,752 of his BGC Holdings PPSUs were replaced by an equivalent number of exchangeable BGC Holdings PSUs and BGC Holdings PPSUs. On April 24, 2017, an additional 12,373 of his non-exchangeable BGC Holdings PSUs and 10,123 of his BGC Holdings PPSUs were replaced by an equivalent number of exchangeable BGC Holdings PSUs and BGC Holdings PPSUs.

On April 2, 2018, certain of Mr. Ficarro’s awards were replaced by an equivalent number of exchangeable awards as follows: (i) 35,384 non-exchangeable BGC Holdings PSUs, of which 90%, or 31,846 non-exchangeable BGC Holdings PSUs were for his work on Newmark matters, and (ii) 28,015 non-exchangeable BGC Holdings PPSUs, of which 90%, or 25,213 non-exchangeable BGC Holdings PSUs were for his work on Newmark matters. With respect to the BGC Holdings PPSUs, 10,222 of the total BGC Holdings PPSUs have a determination price of $6.05 per unit and 17,993 of the total BGC Holdings PPSUs have a determination price of $11.40 per unit, 90% of such amounts are 9,200 BGC Holdings PPSUs and 16,140 BGC Holdings PPSUs, respectively. Mr. Ficarro has not elected to exchange such exchangeable units. In addition, Mr. Ficarro also has 22,728 BGC Holdings NPSUs and 18,595 BGC Holdings NPPSUs (which have a preferred value of $112,500) that were awarded in 2015 and vested into BGC Holdings PSUs and BGC Holdings PPSUs as of April 1, 2018. As described herein, any exchange or vesting of such units shall also apply to the ratable portion of Newmark Holdings units that Mr. Ficarro held in association with such BGC Holdings units.

As of April 2, 2018, Mr. Ficarro did not have any BGC Holdings NPSUs or any BGC Holdings NPPSUs outstanding.

On November 17, 2017, BGC Partners redeemed for cash (i) 66,393 exchangeable BGC Holdings PSUs held by Mr. Ficarro at a price of $15.68 per BGC Holdings PSU, which was the closing price of BGC Partners Class A common stock on such date, for an aggregate payment of $1,041,042, and (ii) 53,090 exchangeable BGC Holdings PPSUs held by Mr. Ficarro at the average of the applicable determination prices of the BGC Holdings PPSUs on the dates on which such BGC Holdings PPSUs were made exchangeable, for an aggregate payment of $381,492.

2017 Newmark Awards

Our Compensation Committee did not make any awards of NPSUs to our executive officers in 2017.

2018 Newmark Awards

As of the date hereof, our Compensation Committee has not made any awards of NPSUs to our executive officers in 2018.

Standing Policy for Mr. Lutnick

Newmark

In March 2018, our Compensation Committee and Audit Committee approved a standing policy that gives Mr. Lutnick the same right, subject to certain conditions, to accept or waive opportunities that have previously been offered, or that may be offered in the future, to other executive officers to (i) participate in any opportunity to monetize or otherwise provide liquidity with respect to some or all of their non-exchangeable limited partnership units; (ii) to accelerate the lapse of or eliminate any restrictions on transferability with respect to shares of restricted stock; or (iii) to participate in transactions that monetize and/or provide liquidity of equity or partnership awards granted to other executive officers, including the right to exchange non-distribution earning units such as NPSUs into distribution-earning units such as PSUs, or convert preferred units such as PPSUs into regular, non-preferred units, such as PSUs, based upon the highest percentage of distribution earning awards and in the same proportion of regular to preferred units held by another executive.

The policy provides generally that Mr. Lutnick shall be treated no less favorably than, and in proportion to, any other executive officer with respect to the change, right or modification of equity or partnership awards, which include, but are not limited, to opportunities (i) to have non-exchangeable units redeemed or replaced by other non-exchangeable units; (ii) to have non-exchangeable units received upon such replacement redeemed by Newmark Holdings for cash, or, with the concurrence of Cantor, granted exchange rights for shares of Newmark’s Class A common stock; (iii) to accelerate the lapse of or eliminate any restrictions on transferability with respect to restricted shares of Class A common stock; and (iv) to replace non-distributing units with distributing units and replace preferred units with non-preferred units.

Under the policy, Mr. Lutnick shall have the right to accept or waive in advance some or all of the foregoing offers of opportunities that we may offer to any other executive officer. In each case, Mr. Lutnick’s right to accept or waive any opportunity offered to him to participate in any such opportunity shall be cumulative (and, accordingly, Mr. Lutnick would again have the right to accept or waive the opportunity to participate with respect to such portion previously waived if and when any additional opportunity is offered to any executive officer) and shall be equal to the greatest proportion of outstanding units and the greatest percentage of shares of restricted stock with respect to which any other executive officer has been or is offered with respect to all of such opportunities. This policy may result in grants to him of exchange rights/cash settlement awards or the acceleration of the lapse of restrictions on transferability of shares restricted stock owned by him if a future triggering event under the policy occurs.

On March 12, 2018, under the Newmark standing policy, the Newmark Compensation Committee granted exchange rights with respect to rights available to Mr. Lutnick. Mr. Lutnick elected to waive such rights one-time with such future opportunities to exchange to be cumulative. The number of Mr. Lutnick’s units for which he waived exchangeability is 3,171,257 non-exchangeable BGC Holdings PSUs and 542,579 non-exchangeable BGC Holdings PPSUs and 1,500,322 non-exchangeable Newmark Holdings PSUs and 256,694 non-exchangeable Newmark Holdings PPSUs

BGC

In December 2010, as amended in 2013, and as further amended in 2017, the BGC audit committee and the BGC compensation committee approved a standing policy, substantially on the same terms as the standing policy approved by our Compensation Committee described above, that gives Mr. Lutnick the same right, subject to certain conditions, to accept or waive opportunities that have previously been offered, or that may be offered in the future, to other BGC executive officers to participate in any opportunity to monetize or otherwise provide liquidity with respect to some or all of their non-exchangeable limited partnership units or to accelerate the lapse of or eliminate any restrictions on transferability with respect to shares of restricted stock.

On January 31, 2017, under the BGC standing policy, the BGC compensation committee granted exchange rights with respect to rights available to Mr. Lutnick with respect to some of his non-exchangeable BGC Holdings PSUs/PPSUs. Mr. Lutnick elected to waive such rights as a one-time waiver that is not cumulative. Also pursuant to the policy, the BGC compensation committee further approved a grant to Mr. Lutnick of 325,000 non-exchangeable BGC Holdings PSUs, of which 162,500 non-exchangeable BGC Holdings PSUs, or 50%, were attributable to his approximate time spent on Newmark matters, in replacement of 325,000 of his BGC Holdings NPSUs, of which 162,500 BGC Holdings NPSUs, or 50%, were attributable to his approximate time spent on Newmark matters, and a grant of 1,661,600 non-exchangeable BGC Holdings PSUs, of which 830,800 non-exchangeable BGC Holdings PSUs, or 50%, were attributable to his approximate time spent on Newmark matters, in replacement of his 1,661,600 non-exchangeable BGC Holdings PPSUs, of which 830,800 BGC Holdings PPSUs, or 50%, were attributable to his approximate time spent on Newmark matters, for an aggregate total of 1,986,600 non-exchangeable BGC Holdings PSUs, of which 993,300 BGC Holdings PSUs, or 50%, were attributable to his approximate time spent on Newmark matters. Such transactions were effective as of January 1, 2017 and represented all of the rights available to Mr. Lutnick at such time.

In addition, on February 16, 2018, under the BGC standing policy, the BGC compensation committee granted exchange rights with respect to rights available to Mr. Lutnick with respect to all of his of his non-exchangeable BGC Holdings PSUs/PPSUs (other than those issued in connection with 2017 year-end compensation). Mr. Lutnick elected to waive such rights as a one-time waiver with future opportunities to exchange to be cumulative. In addition, under the BGC standing policy, all of Mr. Lutnick’s remaining BGC Holdings NPSUs were cancelled and replaced with BGC Holdings PSUs/PPSUs, effective as of January 1, 2018 due to Mr. Lutnick having had the right to make all of his partnership units exchangeable under the BGC standing policy. Following this transaction, the number of Mr. Lutnick’s units for which he waived exchangeability was 8,400,683 non-exchangeable BGC Holdings PSUs and 1,437,292 non-exchangeable BGC Holdings PPSUs with future opportunities to exchange to be cumulative, of which approximately 4,200,342 non-exchangeable BGC Holdings PSUs and 718,646 non-exchangeable BGC Holdings PPSUs, respectively, or 50%, were attributable to his approximate time spent on Newmark matters. Also pursuant to the policy, the BGC compensation committee further approved a grant of 1,137,626 non-exchangeable BGC Holdings PSUs and a grant of 474,495 non-exchangeable BGC Holdings PPSUs to Mr. Lutnick, in replacement of 1,612,121 of his BGC Holdings NPSUs, of which approximately 568,813 non-exchangeable BGC Holdings PSUs and a grant of 237,248 non-exchangeable BGC Holdings PPSUs, respectively, or 50%, were attributable to his approximate time spent on Newmark matters, effective as of January 1, 2018, which were all of the rights available to him at such time. As described above, the foregoing transactions shall also apply to the ratable portion of Newmark Holdings units that Mr. Lutnick held in association with such BGC Holdings NPSUs and BGC Holdings PSUs/PPSUs.

Employee Loans

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

For 2015, Mr. Rispoli was provided a loan in the amount of $192,500, pursuant to which the actual amount of the loan when issued was $118,893, which is the result of $192,500 (the nominal gross amount) less $73,607 held in reserve for payment of tax liabilities. This loan was forgiven in October 2017.

Perquisites

From time to time, we may provide certain of our executive officers with perquisites and other personal benefits that we believe are reasonable. While we do not view perquisites as a significant element of our executive compensation program, we believe that they can be useful in attracting, motivating and retaining the executive talent for which we compete. From time to time, these perquisites might include travel, transportation and housing benefits. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for them in appropriate circumstances, and it may consider their use in the future. All present or future practices regarding executive officer perquisites will be subject to periodic review and approval by our Compensation Committee.

Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties as an executive officer. In 2017, such personal benefits had an aggregate incremental cost of approximately $161,960.

We offer medical, dental, life insurance and short and long term disability insurance and a 401(k) plan to all employees on a non-discriminatory basis. Medical insurance premiums are charged to employees at varying levels based on total cash compensation.

Post-Employment Compensation

Pension Benefits

We do not currently provide pension arrangements or post-retirement health coverage for our employees, although we may consider such benefits in the future.

Retirement Benefits

Our executive officers are generally eligible to participate in a 401(k) contributory defined contribution plan, which we refer to as the “Deferral Plan.” Pursuant to the Deferral Plan, all U.S. eligible employees, including our executive officers, are provided with a means of saving for their retirement. We currently do not match any of our employees’ contributions to our Deferral Plan.

Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation plans to its employees, although we may consider such benefits in the future.

EXECUTIVE COMPENSATION

Summary Compensation Table

(a) Name and Principal Position	(b) Year		(c) Salary ($)		(d) Bonus ($)(3)	(e) Stock Awards ($)		(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($)(8)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)		(j) Total ($)
Howard W. Lutnick,	2017	(1)(2)	500,000		7,000,000	—	(4)	—	—	—	—		7,500,000
Chairman	2016	(1)(2)	500,000		6,375,000	—	(4)	—	—	—	—		6,875,000
	2015	(1)(2)	500,000		5,875,000	—	(4)	—	—	—	—		6,375,000
									—
Barry M. Gosin,	2017	(2)	1,000,000	(9)	—	—	(5)	—	—	—	617,014	(10)(11)	1,617,014
Chief Executive Officer	2016	(2)	475,000	(9)	—	—	(5)	—	—	—	514,617	(10)(11)	989,617
	2015		475,000	(9)	2,436,600	—	(5)	—	—	—	26,752,219	(10)(11)	29,663,819
									—
James R. Ficarro,	2017	(2)	540,000		675,000	—	(6)	—	—	—	—		1,215,000
Chief Operating Officer	2016	(2)	525,000		585,000	—	(6)	—	—	—	—		1,110,000
	2015	(2)	450,000		258,750	—	(6)	—	—	—	326,250	(12)	1,035,000
									—
Michael J. Rispoli,	2017	(2)	415,000		485,000	—	(7)	—	—	—	—		900,000
Chief Financial Officer	2016	(2)	400,000		400,000	—	(7)	—	—	—	—		800,000
	2015	(2)	385,000		192,500	—	(7)	—	—	—	192,500	(13)	770,000

(1)	The table does not include matters for 2015, 2016 and 2017 described above under “Compensation Discussion and Analysis—NPSU Grants and Related Replacement and Exchange Right Grants Attributable to Newmark” and “Compensation Discussion and Analysis—Replacement and Exchange Right Grants” because the shares granted were fewer than the number of limited partnership units redeemed/exchanged, those units had been granted in partial payment of prior years’ bonuses that had been reported at full notional value, and the partnership unit and cash payment adjustments described as part of the program were incidental adjustments required by the terms of the partnership unit agreements and the timing of the program in relation to distributions on units.
(2)	The amounts set forth in the table and corresponding footnotes reflect the total compensation awarded to Messrs. Gosin and Rispoli. In the case of Messrs. Lutnick and Ficarro, the amounts set forth in the table and corresponding footnotes reflect only those amounts attributable to the relevant executive’s services performed for us and exclude the amounts attributable to the relevant executives’ services performed on other matters for BGC Partners and its affiliates (other than us), and represents a percentage of the compensation allocable in respect of each executive’s approximate time spent on Newmark matters (i.e., for Mr. Lutnick, 50% of all compensation paid to him by BGC Partners and for Mr. Ficarro, 90% of all compensation).
(3)	Mr. Ficarro’s bonus for 2017 of $675,000 was paid in the form of 23,845 non-exchangeable Newmark Holdings PSUs and 19,508 non-exchangeable Newmark Holdings PPSUs. Mr. Rispoli’s bonus for 2017 of $485,000 was paid in the form of 28,224 non-exchangeable Newmark Holdings PSUs and 14,017 non-exchangeable Newmark Holdings PPSUs. Each of Messrs. Ficarro and Rispoli’s awards of Newmark Holdings PSUs/PPSUs was determined based on the closing price for Newmark’s Class A common stock on March 12, 2018, which was $15.57 per share. Mr. Gosin did not receive a bonus for 2017. See footnote (10) below for further information.

Mr. Ficarro’s bonus for 2016 was paid as follows: $321,744 in the form of 28,224 non-exchangeable BGC Holdings PSUs and $263,249 in the form of 23,092 non-exchangeable BGC Holdings PPSUs. Mr. Rispoli’s bonus for 2016 was paid as follows: $400,000 in the form of 19,298 non-exchangeable BGC Holdings PSUs and 15,790 non-exchangeable BGC Holdings PPSUs. Mr. Gosin did not receive a bonus for 2016. See footnote (10) below for further information.

Mr. Gosin’s, Mr. Ficarro’s and Mr. Rispoli’s bonuses for 2015 were paid as follows: (1) Mr. Gosin: $2,436,600 in the form of 153,861 non-exchangeable BGC Holdings PSUs and 125,887 non-exchangeable BGC Holdings PPSUs; (2) Mr. Ficarro: $258,750 in the form of 15,691 non-exchangeable BGC Holdings PSUs and 12,838 non-exchangeable BGC Holdings PPSUs; and (3) Mr. Rispoli: $192,500 in the form of 11,673 non-exchangeable BGC Holdings PSUs and 9,551 non-exchangeable BCG Holdings PPSUs. Mr. Gosin’s bonus for 2015 represents the amount earned in excess of the advance allocated to his 2015 bonus, which is described further in footnote (10) below.

(4)	For Mr. Lutnick, column (e) does not include the BGC Holdings NPSUs granted to him in 2017, 2016 and 2015. Of the BGC Holdings NPSUs issued to Mr. Lutnick in 2017 that are attributable to the approximate amount of time Mr. Lutnick spent on Newmark matters, 22,783 of such BGC Holdings NPSUs were previously cancelled and replaced by 22,783 BGC Holdings PSUs and 1,604 BGC Holdings PPSUs (having a determination price of $9.15). The remaining 1,149,854 BGC Holdings units (along with applicable Newmark Holdings units) which were redeemed and cancelled were BGC Holdings PSUs and PPSUs which had been issued to Mr. Lutnick in connection with previous year-end compensation grants under the BGC Incentive Plan and were previously included under column (g) at full notional value for the applicable period.

In addition, for Mr. Lutnick, column (e) does not include the BGC Holdings NPSUs granted to him in 2015 and 2016, 2,000,000 and 750,000, respectively, because NPSUs do not represent a right to acquire shares of Class A common stock and they had no grant date fair value for accounting purposes.

Of the 2,000,000 BGC Holdings NPSUs granted to Mr. Lutnick in 2014, (i) 1,000,000 were in 2015 replaced by a total of 550,000 non-exchangeable BGC Holdings PSUs and 450,000 non-exchangeable BGC Holdings PPSUs; and (ii) 500,000 were in 2016 replaced by 360,000 non-exchangeable BGC Holdings PSUs and 140,000 non-exchangeable BGC Holdings PPSUs.

Of the 2,000,000 BGC Holdings NPSUs granted to Mr. Lutnick in 2015, (i) in 2016, 500,000 were replaced by 275,000 non-exchangeable BGC Holdings PSUs and 225,000 non-exchangeable BGC Holdings PPSUs, and (ii) in 2017, 500,000 were replaced by 360,000 non-exchangeable BGC Holdings PSUs and 140,000 non-exchangeable BGC Holdings PPSUs.

Of the 750,000 BGC Holdings NPSUs granted to Mr. Lutnick in 2016, in 2017, 187,500 were replaced by 135,000 non-exchangeable BGC Holdings PSUs and 52,500 non-exchangeable BGC Holdings PPSUs.

On February 16, 2018, pursuant to the BGC’s standing policy for Mr. Lutnick, all of Mr. Lutnick’s remaining BGC Holdings NPSUs were cancelled and replaced with BGC Holdings PSUs and BGC Holdings PPSUs as follows: 568,813 non-exchangeable BGC Holdings PSUs and 237,248 non-exchangeable BGC Holdings PPSUs, in replacement of 806,061 BGC Holdings NPSUs, effective as of January 1, 2018. With respect to the replacement of BGC Holdings NPSUs in 2018, such replacement also applied to the ratable portion of the Newmark Holdings interests or units held in association with such replaced BGC Holdings NPSUs.

Column (e) also does not include the fair value of grants of exchange rights to Mr. Lutnick in February 2016 with respect to 520,380 BGC Holdings PSUs and 425,765 BGC Holdings PPSUs, pursuant to the standing policy because each of those PSUs and PPSUs was originally granted to Mr. Lutnick in partial payment of bonuses awarded to him under the BGC Incentive Plan for prior years and reflected in column (g) of the table for each of those prior years at their full notional dollar values. See “Compensation Discussion and Analysis—NPSU Grants and Related Replacement and Exchange Right Grants.”

(5)	For Mr. Gosin, column (e) does not include any of the following units, because these units had been previously granted in partial payment of prior years’ annual bonuses, commissions or base salary as non-exchangeable awards that would have been reported at full notional value, if we had been a reporting company at the time such bonuses were paid in the form of these units: (i) in March 2015, 16,868 BGC Holdings APSUs and 169,811 BGC Holdings PSUs were made exchangeable, (ii) in April 2015, 6,808 BGC Holdings APSUs, 29,696 BGC Holdings PSUs and 24,014 BGC Holdings PPSUs were made exchangeable, (iii) in August 2015, 276,706 BGC Holdings PSUs and 13,482 BGC Holdings APSUs were made exchangeable, (iv) in December 2015, 6,927 BGC Holdings APSUs were made exchangeable, (v) in March 2016, 254,250 BGC Holdings PSUs were made exchangeable, (vi) in April 2016, 11,114 BGC Holdings APSUs and 1,079 BGC Holdings PSUs were made exchangeable, (vii) in May 2016, 69,517 BGC Holdings PSUs and 56,877 BGC Holdings PPSUs were made exchangeable, (viii) in October 2016, 593,869 BGC Holdings PSUs were made exchangeable; (ix) in November 2016, 33,386 BGC Holdings APSUs were made exchangeable; and (x) in March 2018, 52,293 BGC Holdings APSUs, 1,146,696 BGC Holdings PSUs and 51,011 BGC Holdings PPSUs were made exchangeable. With respect to the grant of exchangeability that occurred in 2018, such grant of exchangeability also applied to the ratable portion of the Newmark Holdings interests or units held in association with such non-exchangeable BGC Holdings APSUs, BGC Holdings PSUs and BGC Holdings PPSUs, as applicable.

For Mr. Gosin, column (e) also does not include the fair value of the 642,261 non-exchangeable Newmark Holdings PSUs which on March 12, 2018 were redeemed and cancelled in exchange for issuing to Mr. Gosin $10.0 million of Newmark’s Class A common stock, less applicable taxes and withholdings, based on the price of $15.57 per share, which was the closing price of our Class A common stock on that date, resulting in the issuance to Mr. Gosin of 327,746 shares of our Class A common stock, because the value of such Newmark Holdings PSUs were reported at full notional value for 2015.

(6)	For Mr. Ficarro, column (e) does not include any of the following units, because these units had previously been granted in partial payment of prior years’ annual bonuses that would have been reported at full notional value, if we had been a reporting company at the time such bonuses were paid in the form of these units: (i) on April 22, 2015, 16,736 BGC Holdings NPPSUs were made exchangeable, (ii) on April 13, 2015, 4,163 BGC Holdings PSUs and 3,046 BGC Holdings PPSUs were made exchangeable, (iii) on May 2, 2016, 7,177 BGC Holdings PSUs and 4,765 BGC Holdings PPSUs were made exchangeable, (iv) on March 21, 2017, 15,586 BGC Holdings PSUs and 12,752 BGC Holdings PPSUs were made exchangeable, (v) on April 24, 2017, 12,373 BGC Holdings PSUs and 10,123 BGC Holdings PPSUs were made exchangeable, and (vi) on April 2, 2018, 31,846 non-exchangeable BGC Holdings PSUs, and 25,214 non-exchangeable BGC Holdings PPSUs, of which 9,200 BGC Holdings PPSUs have a determination price of $6.05 per unit and 16,140 BGC Holdings PPSUs have a determination price of $11.40 per unit, were made exchangeable.

For Mr. Ficarro, of the 81,818 BGC Holdings NPSUs granted to him in 2014, in 2015, 20,454 BGC Holdings NPSUs were made exchangeable.

Mr. Ficarro also has 20,455 BGC Holdings NPSUs and 16,736 BGC Holdings NPPSUs (which have a preferred value of $101,250) that were awarded in 2015 and vested into BGC Holdings PSUs and BGC Holdings PPSUs as of April 1, 2018. The vesting of such BGC Holdings NPSUs and BGC Holdings NPPSUs also applied to the ratable portion of the Newmark Holdings interests or units held in association with such non-exchangeable BGC Holdings NPSUs and BGC Holdings NPPSUs, as applicable.

(7)	For Mr. Rispoli, column (e) does not include any of the following units, because these units had previously been granted in partial payment of prior years’ annual bonuses that would have been reported at full notional value, if we had been a reporting company at the time such bonuses were paid in the form of these units: (i) on April 2, 2018, 17,211 non-exchangeable BGC Holdings PSUs, and 14,082 non-exchangeable BGC Holdings PPSUs, of which 9,381 BGC Holdings PPSUs have a determination price of $9.07 per unit and 4,701 BGC Holdings PPSUs have a determination price of $11.40 per unit, were made exchangeable, (ii) On April 17, 2015, 2,094 BGC Holdings PSUs and 1,606 BGC Holdings PPSUs were made exchangeable, on December 1, 2015, 196 BGC Holdings PSUs and 160 BGC Holdings PPSUs were made exchangeable, on May 2, 2016, 4,755 BGC Holdings PSUs and 2,540 BGC Holdings PPSUs were made exchangeable, on April 17, 2017, 17,040 BGC Holdings PSUs and 13,942 BGC Holdings PPSUs were made exchangeable. On June 9, 2016, 4,755 BGC Holdings PSU were exchanged for a value of $42,528 and 2,540 BGC Holdings PPUS for a value of $16,993.
(8)	The amounts in column (g) reflect the bonus awards to our named executive officers for 2017, 2016 and 2015. For 2017, Mr. Lutnick’s BGC Incentive Plan bonus was paid $1,500,000 in cash and $5,500,000 in the form of 194,284 non-exchangeable Newmark Holdings PSUs and 158,960 non-exchangeable Newmark Holdings PPSUs; Mr. Ficarro’s bonus was paid $675,000 in the form of 23,845 non-exchangeable Newmark Holdings PSUs and 19,508 non-exchangeable Newmark Holdings PPSUs; and Mr. Rispoli’s bonus was paid $485,000 in the form of 17,133 non-exchangeable Newmark Holdings PSUs and 14,017 non-exchangeable Newmark Holdings PPSUs. Mr. Gosin did not receive a bonus for 2017. See footnote (10) below.

For 2016, Mr. Lutnick’s BGC Incentive Plan bonus was paid $1,500,000 in cash and $4,875,000 in the form of 317,073 non-exchangeable BGC Holdings PSUs and 123,306 non-exchangeable BGC Holdings PPSUs; Mr. Ficarro’s bonus was paid $321,744 in the form of 28,224 non-exchangeable BGC Holdings PSUs and $263,249 non-exchangeable BGC Holdings PPSUs; and Mr. Rispoli’s bonus was paid $400,000 in the form of 19,298 non-exchangeable BGC Holdings PSUs and 15,790 non-exchangeable BGC Holdings PPSUs. Mr. Gosin did not receive a bonus for 2016. See footnote (10) below.

For 2015, Mr. Lutnick’s BGC Incentive Plan bonus was paid $1,500,000 in cash and $4,375,000 in the form of 375,000 non-exchangeable BGC Holdings PSUs and 145,834 non-exchangeable BGC Holdings PPSUs.

(9)	For 2017, Mr. Gosin’s base salary was $1,000,000 payable in cash, effective as of December 1, 2017, pursuant to the Gosin Employment Agreement.

For 2015 and 2016, Mr. Gosin’s base salary was $475,000, payable 50% in cash and 50% in non-exchangeable BGC Holdings APSUs. The 50% portion paid in non-exchangeable BGC Holdings APSUs was calculated on a monthly basis by dividing $19,792 by the closing price of Class A common stock on the last day of the month in which the cash portion of his salary was paid, and resulted in Mr. Gosin receiving 26,575 non-exchangeable BGC Holdings PSUs in 2015 and 26,548 non-exchangeable BGC Holdings PSUs in 2016.

(10)	For 2017, Mr. Gosin received commissions in the amount of $437,102 payable in connection with brokerage transactions. This amount was paid in the form of 33,509 non-exchangeable BGC Holdings PSUs and 4,193 non-exchangeable BGC Holdings APSUs. Such non-exchangeable BGC Holdings APSUs were not distribution eligible for 2017 but are distribution eligible for 2018.

For 2016, Mr. Gosin received commissions in the amount of $346,617 payable in connection with brokerage transactions. This amount was paid in the form of 34,888 non-exchangeable BGC Holdings PSUs and 4,347 non-exchangeable BGC Holdings APSUs. Such non-exchangeable BGC Holdings APSUs were not distribution eligible for 2016 or 2017 but are distribution eligible for 2018.

For 2015, Mr. Gosin received commissions in the amount of $2,592,183 payable in connection with brokerage transactions. This amount was paid in the form of 254,250 non-exchangeable BGC Holdings PSUs and 31,784 non-exchangeable BGC Holdings APSUs. Such non-exchangeable BGC Holdings APSUs were not distribution eligible for 2015, 2016 or 2017 but are distribution eligible for 2018.

In connection with his execution of a new employment agreement, on March 12, 2018, the Compensation Committee approved a grant of exchangeability with respect to 52,293 BGC Holdings APSUs, 1,146,696 BGC Holdings PSUs and 51,011 BGC Holdings PPSUs held by Mr. Gosin together with the ratable portion of the Newmark Holdings interests or units held in association with such BGC Holdings APSUs, PSUs and PPSUs.

In connection with an amendment to his existing employment agreement, on September 30, 2015, Mr. Gosin received a one-time grant of $24,000,164. This amount was paid in the form of 2,919,728 non-exchangeable BGC Holdings PSUs. Such grant was given as an advance against future incentive pool allocation payments which reduced his incentive pool allocation in respect of each of fiscal years 2014, 2015 and 2016 pursuant to a fixed formula. The amount of the one-time grant was based on Mr. Gosin’s estimated target bonus in future years. On March 12, 2018, the Compensation Committee authorized the Company to issue Mr. Gosin a net 327,746 shares of our Class A common stock, based on the price of $15.57 per share, which was the closing price of our Class A common stock on that date, following the redemption and cancellation of an aggregate of 642,261 non-exchangeable Newmark Holdings PSUs. For further information regarding Mr. Gosin’s bonus, please see “Compensation Discussion and Analysis—BGC Incentive Plan Bonuses and Other Bonuses Awarded for 2017” above.

(11)	Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties. Such personal benefits had an aggregate incremental cost of approximately $142,389 in 2015, $150,437 in 2016 and $161,960 in 2017. In addition, Mr. Gosin received full payment of his health insurance premiums which had an aggregate incremental cost of approximately $17,482 in each of 2015 and 2016 and approximately $17,952 in 2017. See “Compensation Discussion and Analysis—Perquisites” above.
(12)	For 2015, Mr. Ficarro was provided a loan in the amount of $326,250, pursuant to which the actual amount of the loan was issued as $228,707, which is the result of $326,250 (the nominal gross amount) less $97,543 held in reserve for payment of tax liabilities in association with any forgiveness of the then current balance of the loan as applicable. The amount in column (i) reflects the gross amount of such loan provided to Mr. Ficarro and includes the reserve amount. This loan was forgiven in October 2017.
(13)	For 2015, Mr. Rispoli was provided a loan in the amount of $192,500, pursuant to which the actual amount of the loan when issued was $118,893, which is the result of $192,500 (the nominal gross amount) less $73,607 held in reserve for payment of tax liabilities in association with any forgiveness of the then current balance of the loan as applicable. The amount in column (i) reflects the gross amount of such loan provided to Mr. Rispoli and includes the reserve amount. This loan was forgiven in October 2017.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers in 2017:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
	Grant Date	Threshold ($)	Target ($)	Allowable Plan Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)
Howard W. Lutnick	1/1/17	—	—	25,000,000	—	—	—	—	—	—	—
Barry M. Gosin(3)	—	—	—	—	—	—	—	—	—	—	—
James R. Ficarro(4)	—	—	—	—	—	—	—	—	—	—	—
Michael J. Rispoli	—	—	—	—	—	—	—	—	—	—	—

(1)	The amounts in column (e) reflect the maximum possible individual payment under the BGC Incentive Plan. During 2017, there were no specific minimum and target levels under the BGC Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the BGC Incentive Plan for 2017, and the BGC compensation committee retained negative discretion to award less than this amount. Actual amounts paid to each named executive officer for 2017 are set forth in column (g) of the Summary Compensation Table. Prior to our IPO in December of 2017, we did not have an incentive plan. As such, during 2017 Mr. Lutnick was a participating executive in the BGC Incentive Plan, and compensation arrangements for 2017 for Messrs. Gosin, Ficarro and Rispoli were approved by Mr. Lutnick.
(2)	Columns (i) and (l) do not include the BGC Holdings NPSUs granted to Mr. Lutnick in 2016, 750,000 of which were attributable to his approximate time spent on Newmark matters, because they did not represent a right to acquire shares of BGC’s Class A common stock and they had no grant date fair value for accounting purposes.

Of the 750,000 BGC Holdings NPSUs granted to Mr. Lutnick in 2016, which represents the portion of such BGC Holdings NPSUs attributable to his approximate time spent on Newmark matters, in 2017, 187,500 of such BGC Holdings NPSUs were replaced by 135,000 non-exchangeable BGC Holdings PSUs and 52,500 non-exchangeable BGC Holdings PPSUs.

On February 16, 2018, pursuant to the BGC’s standing policy for Mr. Lutnick, effective as of January 1, 2018, all of Mr. Lutnick’s remaining BGC Holdings NPSUs were cancelled and replaced with BGC Holdings PSUs and BGC Holdings PPSUs as follows: 568,813 non-exchangeable BGC Holdings PSUs and 237,248 non-exchangeable BGC Holdings PPSUs, in replacement of 806,061 BGC Holdings NPSUs. With respect to the replacement of BGC Holdings NPSUs in 2018, such replacement also applied to the ratable portion of the Newmark Holdings interests or units held in association with such replaced BGC Holdings NPSUs.

Columns (i) and (l) also do not include the fair value of grants of exchange rights to Mr. Lutnick in February 2016 with respect to 520,380 BGC Holdings PSUs and 425,765 BGC Holdings PPSUs pursuant to the standing policy, which represent the portion of such awards allocated to his approximate time spent on Newmark matters, because each of those BGC Holdings PSUs and PPSUs was originally granted to Mr. Lutnick in partial payment of bonuses awarded to him under the BGC Incentive Plan for prior years and reflected in column (g) of the Summary Compensation Table for each of those prior years at their full notional dollar values.

(3)	Mr. Gosin did not receive any grants of plan-based awards in 2017.
(4)	Columns (i) and (l) do not include the 20,455 BGC Holdings NPSUs and 16,736 BGC Holdings NPPSUs (which have a preferred value of $101,250) that were awarded to Mr. Ficarro in 2015, which represent the portion of BGC Holdings NPSUs and BGC Holdings NPPSUs awarded in such year that are attributable to his approximate time spent on Newmark matters and which vested into BGC Holdings PSUs and BGC Holdings PPSUs as of April 1, 2018. The vesting of such BGC Holdings NPSUs and BGC Holdings NPPSUs also applied to the ratable portion of the Newmark Holdings interests or units held in association with such non-exchangeable BGC Holdings NPSUs and BGC Holdings NPPSUs, as applicable.

For each of the foregoing exchangeability transactions that occurred in 2018, such transaction also applied to the ratable portion of the Newmark Holdings interests or units held in association with such exchanged or redeemed non-exchangeable BGC Holdings PSUs and non-exchangeable BGC Holdings PPSUs, as applicable.

Outstanding Equity Awards at Fiscal Year End

None of the named executive officers held any unexercised options as of December 31, 2017. The following table shows all exchangeable units representing a right to acquire shares of our Class A common stock held by each of the named executive officers as of December 31, 2017:

	Option Awards					Grant Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options/ Exchangeable Units Exercisable/ Exchangeable(1) (#)	(c) Number of Securities Underlying Unexercised Options/ Exchangeable Units Unexercisable/ Unexchangeable(2) (#)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)(2)	(h) Market Value of Shares or Units of Stock That Have Not Vested(2)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	473,073	—	—	—	—	—	—	—	—
Barry M. Gosin	967,298	—	—	—	—	—	—	—	—
James R. Ficarro	0	—	—	—	—	—	—	—	—
Michael J. Rispoli	8,989	—	—	—	—	—	—	—	—

(1)	For Mr. Lutnick, column (b) represents 473,073 exchangeable Newmark Holdings PSUs held as of December 31, 2017.

For Mr. Gosin, column (b) represents 67,877 exchangeable Newmark Holdings APSUs and 899,421 exchangeable Newmark Holdings PSUs held as of December 31, 2017.

For Mr. Ficarro, column (b) represents zero exchangeable Newmark Holdings PSUs held as of December 31, 2017.

For Mr. Rispoli, column (b) represents 8,989 exchangeable Newmark Holdings PSUs held as of December 31, 207.

These exchangeable Newmark Holdings PSUs and Newmark Holdings APSUs were issued in connection with the separation and distribution agreement and may be exchanged at any time on a 1:1 basis for shares of Newmark’s Class A common stock, subject to adjustment and the terms of the separation and distribution agreement. As of December 29, 2017, the closing market price of a share of Class A common stock was $15.90.

The table above does not reflect the following exchangeable BGC Holdings PSUs or BGC Holdings APSUs held by the named executive officers as of December 31, 2017: Mr. Lutnick, 520,381 exchangeable BGC Holdings PSUs; Mr. Gosin, 149,328 exchangeable BGC Holdings APSUs and 1,978,728 exchangeable BGC Holdings PSUs; Mr. Ficarro, zero exchangeable BGC Holdings PSUs; and Mr. Rispoli, 19,775 exchangeable BGC Holdings PSUs.

These exchangeable BGC Holdings PSUs and exchangeable BGC Holdings APSUs were outstanding immediately prior to the separation and may be exchanged at any time on a 1:1 basis for shares of BGC’s Class A common stock so long as they exchanged together with the ratable portion of a number of the associated Newmark Holdings units, based on the exchange ratio in effect at the time (for more information on the exchange ratio, see “Item 13—Certain Relationships and Related Transactions, and Director Independence—Separation and Distribution Agreement”). As of December 31, 2017, the closing market price of a share of BGC Class A common stock was $15.11.

Non-exchangeable Newmark Holdings PSUs or Newmark Holdings APSUs held as of December 31, 2017 that are eligible to be granted exchange rights into Newmark Class A common stock were as follows: Mr. Lutnick, 1,664,770 units; Mr. Gosin, 2,239,640 units; Mr. Ficarro, 38,895 units; and Mr. Rispoli, 13,983 units. These non-exchangeable Newmark Holdings PSUs/APSUs were issued in connection with the separation and distribution agreement.

Non-exchangeable BGC Holdings PSUs or BGC Holdings APSUs held as of December 31, 2017 that are eligible to be granted exchange rights into BGC Class A common stock were as follows: Mr. Lutnick, 3,662,498 units; Mr. Gosin, 4,927,213 units; Mr. Ficarro, 85,569 units; and Mr. Rispoli, 30,763 units. Each of such units was issued 0.454545 related Newmark Holdings units in connection with the separation and distribution agreement, as described in “Item 13—Certain Relationships and Related Transactions, and Director Independence—Separation and Distribution Agreement.”

Non-exchangeable Newmark Holdings NPSUs held as of December 31, 2017 that are eligible to be replaced by non-exchangeable Newmark Holdings PSUs/PPSUs, which in turn would be eligible to be granted exchange rights for shares of Newmark Class A common stock or cash were as follows: Mr. Lutnick, 863,363 units; Mr. Gosin, 0 units; Mr. Ficarro, 9,297 units; and Mr. Rispoli, 0 units. These non-exchangeable Newmark Holdings NPSUs were issued in connection with the separation and distribution agreement.

BGC Holdings NPSUs held as of December 31, 2017 that are eligible to be replaced by non-exchangeable BGC Holdings PSUs/PPSUs, which in turn would be eligible to be granted exchange rights for shares of Class A common stock or cash, were as follows: Mr. Lutnick, 1,900,000; Mr. Ficarro, 20,455; Mr. Rispoli, zero. Each of such units were issued 0.454545 related Newmark Holdings units in connection with the separation and distribution agreement, as described in “Item 13—Certain Relationships and Related Transactions, and Director Independence—Separation and Distribution Agreement.”

Unless otherwise noted, the number and value of awards in the table and this footnote reflect only those amounts attributable to the relevant executive’s services performed for us and excludes the amounts attributable to the relevant executives’ services performed on other matters for BGC Partners and its affiliates (other than us), and represents a percentage (i.e., for Mr. Lutnick, 50% of all compensation paid to him by BGC Partners; for Messrs. Gosin and Rispoli, 100% of all compensation; and for Mr. Ficarro, 90% of all compensation) of their total compensation based on each such executive’s approximate time spent on Newmark matters.

(2)	Column (c) does not include non-exchangeable Newmark Holdings PPSUs held as of December 31, 2017 because they did not represent a right to acquire our Class A common stock. As of December 31, 2017, the non-exchangeable Newmark Holdings PPSUs held by the named executive officers were as follows: Mr. Lutnick, 241,240 units; Mr. Gosin, 120,448 units; Mr. Ficarro, 29,810 units; and Mr. Rispoli, 11,441 units.

Column (c) does not include non-exchangeable BGC Holdings PPSUs held as of December 31, 2017 because they did not represent a right to acquire BGC Class A common stock. As of December 31, 2017, the non-exchangeable BGC Holdings PPSUs held by the named executive officers were as follows: Mr. Lutnick, 530,729 units; Mr. Gosin, 264,985 units; Mr. Ficarro, 65,583 units; and Mr. Rispoli, 25,171 units.

Option Exercises and Stock Vested

During 2017, Mr. Lutnick exercised options as described in the table below. No options were exercised by Messrs. Gosin, Ficarro and Rispoli, and no stock vested for any of the named executive officers.

Option Awards
(a) Name	(b) Number of BGC Shares acquired on exercise (#)(1)	(c) Value Realized on exercise ($) Unexercisable
Howard W. Lutnick	500,000	2,710,000

(1)	During 2017, Mr. Lutnick exercised employee stock options through net exercise on November 29, 2017 with respect to 500,000 shares of BGC Class A common stock at an exercise price of $10.82 per share. The closing price of a share of BGC Class A common stock on November 29, 2017 was $16.24. The net exercise of such option resulted in 73,724 shares of BGC Class A common stock being issued to Mr. Lutnick. The number and value of awards in the table and this footnote reflect only the amount of the options exercised that are attributable to his service to us (approximately 50%).

Potential Payments upon Termination and Change in Control

The following table provides information regarding the estimated amounts payable to the named executive officers listed below, upon either termination or continued employment if such change in control had occurred on December 31, 2017 under their change in control and other agreements, described below, in effect on December 31, 2017. The amounts in the table below reflect the amounts payable to Mr. Lutnick upon a change in control of BGC Partners as of December 31, 2017 that are attributable to his approximate time spent on Newmark matters (i.e., 50% of his BGC Partners compensation). For Mr. Gosin, we have reflected 100% of the amounts he would be paid on a termination of his employment without “cause,” because the payments would have been the same whether or not a change in control of BGC Partners or Newmark had occurred. Messrs. Ficarro and Rispoli are not eligible for additional benefits upon termination or a change in control. All amounts are determined, where applicable, using the $15.90 closing market price of our Class A common stock as of December 29, 2017. All amounts, including estimated tax gross-up payments, are subject to the specific terms and conditions set forth in the applicable change in control or other agreements and applicable law:

Name	Base Salary ($)		Bonus ($)	Earned but Unpaid Commissions	Non-Compete Payments ($)		Vesting of Equity Compensation ($)	Welfare Benefit Continuation ($)	Tax Gross- Up Payment ($)(6)	Total ($)
Howard W. Lutnick
Termination of Employment in connection with a Change in Control(1)	1,000,000		14,000,000	—	—		—	26,018	8,876,344	23,902,362
Extension of Employment in connection with a Change in Control	500,000		7,000,000	—	—		—	26,018	3,774,997	11,301,015
Barry M. Gosin
Termination of Employment without Cause Prior to a Change in Control(2)	2,000,000	(4)	—	437,102	2,000,000	(5)	—	—	—	4,437,102
Termination of Employment without Cause in connection with a Change in Control(3)	2,000,000	(4)	—	437,102	2,000,000	(5)	—	—	—	4,437,102
Any Termination of Employment	—		—	—	2,000,000	(5)	—	—	—	2,000,000

(1)	Upon a change in control at December 31, 2017, Mr. Lutnick would have had the right to receive (i) the replacement of any Newmark Holdings NPSUs with non-exchangeable Newmark Holdings PSUs/PPSUs, and such non-exchangeable Newmark Holdings PSUs/PPSUs would then be granted immediately exchangeable exchange rights in accordance with clause (ii); (ii) grants of immediately exchangeable exchange rights with respect to any non-exchangeable limited partnership units that would be eligible to be granted exchange rights held by him immediately prior to a change in control; and (iii) the immediate lapse of any restrictions on transferability of any shares of restricted stock held by him at such time.

At December 31, 2017, Mr. Lutnick held 3,320,540 of such non-exchangeable Newmark limited partnership units. Based on the closing price of the Newmark’s Class A common stock of $15.90 on December 29, 2017, the aggregate value of the shares and cash underlying such grants would have been $52,939,686.

As of December 31, 2017, Mr. Lutnick held 482,480 non-exchangeable Newmark Holdings PPSUs. Based upon the applicable determination price of each grant of Newmark Holdings PPSUs, the cash value underlying such exchange rights would have been $4,899,734.

As of December 31, 2017, Mr. Lutnick did not hold any shares of our restricted stock.

In each case, the units exclude any units subject to redemption for zero or for cash in accordance with applicable agreements. See “—Change in Control Agreements” below.

(2)	Upon a termination of Mr. Gosin’s employment without cause, any unvested compensatory partnership units held by Mr. Gosin would vest immediately. At December 31, 2017, Mr. Gosin had no unvested partnership units. See “—Employment Agreements—Gosin Employment Agreement” below.
(3)	Upon a change in control at December 31, 2017, any non-exchangeable Newmark Holdings units held by Mr. Gosin as of such date would have been immediately exchangeable into restricted shares of Class A common stock, transferable ratably over the first through third anniversaries of the Change in Control, subject to certain conditions. See “—Change in Control Agreements” below.

At December 31, 2017, Mr. Gosin held 2,239,640 of such non-exchangeable Newmark Holdings units. Based on the closing price of our Class A common stock of $15.90 on December 29, 2017, the value of the shares underlying such grants of exchange rights would have been $35,610,726.

At December 31, 2017, Mr. Gosin did not hold any shares of Newmark restricted stock.

(4)	Effective as of December 1, 2017, Mr. Gosin’s base salary was $1,000,000, payable in cash.
(5)	Following a termination of Mr. Gosin’s employment for any reason, he would be eligible to receive a monthly cash payment equal to $83,333 in exchange for his non-compete for up to 24 months; provided that the Company may elect to release Mr. Gosin from his non-compete and cease making such payments at any time. If the Company elected to enforce Mr. Gosin’s non-compete for the full 24-month period, the value of such payment would be $2,000,000.
(6)	Mr. Lutnick is also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding partnership units. Based on the vesting in footnote (1), on either a termination of employment or an extension of employment, these amounts, if any, would be estimated to be $60,569,007.

Change in Control Agreements

On December 13, 2017, Mr. Lutnick entered into a Change of Control Agreement with us (which we refer to as the “Change of Control Agreement”) providing that, upon a change in control, all stock options, RSUs, restricted stock, and other awards based on shares of our Class A common stock held by him immediately prior to such change in control shall vest in full and become immediately exercisable, and all limited partnership units in Newmark Holdings shall, if applicable, vest in full and be granted immediately exchangeable exchange rights for shares of our Class A common stock. The Change of Control Agreement also contains provisions relating to the continuation of medical and life insurance benefits for two years following termination or extension of employment, as applicable.

Under the Change of Control Agreement, if a change in control of the Company occurs (which will occur in the event that none of Cantor or any of its affiliates has a controlling interest in us) and Mr. Lutnick elects to terminate his employment with us upon the change in control pursuant to a written notice of his resignation provided at any time prior to the change in control, he will receive in a lump sum in cash an amount equal to two times the sum of his annual base salary and his prior year’s annual bonus, and receive medical benefits for two years after the termination of his employment (provided that, if Mr. Lutnick becomes re-employed and is eligible to receive medical benefits under another employer-provided plan, the former medical benefits will be secondary to the latter). If a change in control occurs and Mr. Lutnick does not so elect to terminate his employment with us, he will receive in a lump sum in cash an amount equal to his annual base salary and his prior year’s annual bonus, and receive medical benefits, provided that in the event that, during the three-year period following the change in control, his employment is terminated by us (other than by reason of his death or disability), he will receive in a lump sum in cash an amount equal to his annual base salary and his prior year’s annual bonus. The Change of Control Agreement further provides for certain tax gross-up payments, provide for no duty of Mr. Lutnick to mitigate amounts due by seeking other employment and provide for payment of legal fees and expenses as a result of any dispute with respect to the Change of Control Agreement. The Change of Control Agreement further provides for indemnification of Mr. Lutnick in connection with a challenge thereof. In the event of death or disability, or termination in the absence of a change in control, Mr. Lutnick will be paid only his accrued salary to the date of death, disability, or termination. The Change of Control Agreement is terminable by the Company upon two years’ advance notice on or after the 10-year anniversary of the closing of the IPO.

As of the date hereof, Mr. Lutnick is party to a substantially similar change in control agreement with BGC Partners.

Additionally, in connection with our IPO, in December 2017 Mr. Gosin entered into letter agreements with each of BGC Holdings and Newmark Holdings providing that in the event that BGC Partners or Newmark are no longer controlled by Cantor, Mr. Lutnick or one of their affiliates, any PSUs relating to BGC Holdings or Newmark Holdings, as applicable, then held by Mr. Gosin at the time of the change in control shall be exchanged into restricted shares of our Class A common stock (subject to reduction for taxes and withholdings). Such shares shall be transferable ratably over the first through third anniversaries of such change in control, provided that Mr. Gosin continues to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the share documentation through the applicable transfer date.

Employment Agreements

In connection with the completion of the IPO, Newmark OpCo and Barry M. Gosin entered into an Employment Agreement, which, as amended from time to time, we refer to as the “Gosin Employment Agreement,” pursuant to which Mr. Gosin serves as Chief Executive Officer of Newmark, reporting directly to Mr. Lutnick. The Gosin Employment Agreement provides for a term commencing as of December 1, 2017 and ending on the earlier of (i) the twelve-month anniversary of the date on which either party notifies the other party in writing of its intention not to terminate the agreement and (ii) the date the agreement is otherwise terminated in accordance with its terms.

The Gosin Employment Agreement provides that Mr. Gosin is entitled to receive (i) an annual base salary of $1,000,000, all of which shall be paid in cash, (ii) commissions under the terms and conditions applicable to Mr. Gosin and in accordance with Newmark’s then-current policies, provided that the payment of any such Commissions must be approved by our Compensation Committee, and (iii) a discretionary annual bonus, subject to the approval of and achievement by Mr. Gosin of any performance goals or targets as may be established by our Compensation Committee.

During the term of employment, Newmark OpCo may terminate the Gosin Employment Agreement for “Cause,” as defined therein, without further obligation, upon death or disability, or without Cause. Amounts payable upon termination for death or disability shall be determined in accordance with Newmark’s then-current policies. If Mr. Gosin is terminated without Cause, he shall be entitled to receive, subject to his execution of a customary release, (i) his salary through the remainder of the term of employment and (ii) if applicable, Mr. Gosin’s non-exchangeable BGC Holdings and Newmark Holdings units will, as determined by the applicable General Partner, be (y) redeemed for cash or stock ratably over the first four anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first through fourth anniversaries of such termination (provided that, with respect to clauses (x) and (y), Mr. Gosin continues to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the share documentation through the applicable transfer date).

In addition, pursuant to the letter agreements between Mr. Gosin and each of BGC Holdings and Newmark Holdings, in the event of Mr. Gosin’s permanent retirement from Newmark and the real estate brokerage industry, it is the current intention of the General Partner of BGC Holdings and the General Partner of Newmark Holdings that Mr. Gosin’s PSUs then held at the time of retirement shall, at Mr. Gosin’s election, either be (i) redeemed for cash or BGC or Newmark Class A common stock, as applicable, ratably over the first through fourth anniversaries of such retirement or (ii) exchanged into BGC or Newmark restricted shares of Class A common stock, as applicable, upon such retirement and become transferable ratably over the first through fourth anniversaries of such retirement; provided that Mr. Gosin continues to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the share documentation through the applicable transfer date. Mr. Gosin may also request to remain a partner in BGC Holdings.

Mr. Gosin is subject to confidentiality, non-competition, non-solicitation and non-disparagement obligations. For as long as Mr. Gosin does not compete with Newmark, subject to customary exceptions including ownership of less than 1% of the securities of a publicly traded competitor and certain investments in ownership of real property, during the 24 months after any termination, and, provided that he executes and delivers a customary release, among other requirements, Mr. Gosin is entitled to receive $83,333.33 per month during the non-compete period (unless Newmark OpCo elects not to continue to enforce the non-compete, at which time payments will cease). He also agreed not to solicit or perform services for any clients or prospective clients of Newmark for such 24-month period and not to solicit any employees, consultants or independent contractors of Newmark for a five-year period following termination of his employment.

Mr. Gosin is also entitled to certain rights in the event of a Change in Control. See “—Change in Control Agreements” above.

Our Compensation Plans

Equity Plan

On December 13, 2017, we adopted the Equity Plan to provide a means for us to attract, retain, motivate and reward present and prospective directors, officers, employees, consultants and service providers by increasing their ownership interests in us. Under the Equity Plan, individual awards may take the form of: (i) stock options, including incentive stock options (which we refer to as “ISOs”); (ii) SARs; (iii) restricted stock, consisting of shares of our Class A common stock that are subject to restrictions on transferability and other possible restrictions, including forfeiture based upon the failure to satisfy service-related or other restrictions; (iv) deferred stock, representing the right to receive shares of our stock in the future, such as RSUs; (v) bonus stock and awards in lieu of cash compensation, including in payment of bonuses under our Incentive Plan; (vi) dividend equivalents, consisting of a right to receive cash, other awards or other property equal in value to dividends paid with respect to a specified number of shares of our stock; or (vii) Other Stock-Based Awards, consisting of awards denominated or payable in, or the value of which is based in whole or in part upon the market or book value of, our Class A common stock, including in connection with Newmark Holdings limited partnership units awarded under the Participation Plan and working partner units that are exchangeable for shares of our Class A common stock or cash settled. Dividend equivalents may be paid, distributed or accrued in connection with any award issued under the Equity Plan, including RSUs, whether or not vested. Awards granted under the Equity Plan are generally not assignable or transferable, except by the laws of descent and distribution, unless permitted by our Compensation Committee or its designee.

Subject to adjustment, the Equity Plan authorizes the issuance of up to 400 million shares of our Class A common stock (subject to adjustment) pursuant to the exercise or settlement of awards granted under the Equity Plan. During any calendar year, no participant in the Equity Plan may be granted awards (including options and stock appreciation rights) that may be settled by delivery of more than 15 million shares of our Class A common stock, subject to adjustment. In addition, with respect to awards that may be settled solely in cash, no participant may be paid in any calendar year cash amounts relating to such awards that exceed the greater of the fair market value of the number of shares of stock in the immediately preceding sentence at the date of grant or the date of settlement of the award. The Equity Plan treats these limitations as two separate limitations, such that awards that may be settled solely by delivery of stock will not operate to reduce the amount of cash-only awards, and vice-versa.

The Equity Plan is generally administered by our Compensation Committee, except that our Board of Directors performs the Committee’s functions under the Equity Plan for purposes of grants of awards to members of the Committee and, to the extent permitted under applicable law and regulation, may perform any other function of our committee as well. Our Compensation Committee will have the authority, among other things, to: (i) select the present or prospective directors, officers, employees and consultants entitled to be granted awards under the Equity Plan; (ii) determine the types of awards, or combinations thereof, and whether such awards are to operate on a tandem basis or in conjunction with other awards; (iii) determine the number of shares of our Class A common stock or units or rights covered by an award; and (iv) determine the other terms and conditions of any award, including, without limitation, any restrictions or limitations on transfer, any vesting schedules or the acceleration thereof and any forfeiture provisions or waivers thereof, including forfeiture of awards, or of the cash, shares, other awards or other property received in payment or settlement of awards, in the event of termination of employment or service of the participant or his or her violation of company policies, restrictions, or other requirements. The grant price at which shares of our Class A common stock may be acquired pursuant to the grant of stock options and SARs under the Equity Plan may not be less than 100% of the fair market value of the shares covered by such grant on the date of grant, measured at the closing market price of our Class A common stock on such date. Our Compensation Committee’s authority with respect to awards to employees who are not directors or executive officers may be delegated to our officers or managers, including our Chairman. This delegation may be revoked at any time.

Our present and prospective directors, officers, employees, consultants and service providers and those of our parent, subsidiaries and affiliates will be eligible for awards under the Equity Plan. Since the selection of participants and their awards under the Equity Plan are to be determined in the discretion of our compensation committee or its designee, such individuals and their awards are not presently determinable, other than with respect to automatic grants to non-employee directors, as discussed above, and the potential grant of exchange rights and cash settlement awards related to non-exchangeable PSUs and other limited partnership units (for which exchange rights may be granted) awarded under the Participation Plan, including pursuant to the committee’s special quarterly performance-based award opportunities and change in control agreements and provisions discussed above.

The flexible terms of the Equity Plan are intended to, among other things, permit our Compensation Committee to impose performance conditions with respect to any award, thereby requiring forfeiture of all or part of an award if performance objectives are not met, or linking the grant, exercisability or settlement of an award to the achievement of performance conditions. The performance goals, to the extent designed to meet the requirements of Section 162(m) of the Code, will be based solely on one or more of the following measures: (i) pre-tax or after-tax net income; (ii) pre-tax or after-tax operating income; (iii) gross revenue; (iv) profit margin; (v) stock price, dividends and/or total stockholder return; (vi) cash flow(s); (vii) market share; (viii) pre-tax or after-tax earnings per share; (ix) pre-tax or after-tax operating earnings per share; (x) expenses; (xi) return on equity; or (xii) strategic business criteria, consisting of one or more objectives based upon meeting specified revenue, market penetration or geographic business expansion goals, cost targets or goals relating to acquisitions or divestitures or any combination thereof. The determination of whether any performance goal is satisfied will be made in accordance with GAAP, to the extent relevant. However, in connection with any goal that is based upon operating income or operating earnings, the calculation may be made on the same basis as reflected in a release of earnings for a previously completed period as specified by the Committee.

If our Compensation Committee determines that any recapitalization, forward or reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase or exchange of shares of our Class A common stock or other securities, stock dividend or other special, large and nonrecurring dividend or distribution (whether in the form of cash, securities or other property), liquidation, dissolution, or other similar corporate transaction or event affects our shares such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants under the Equity Plan, then the committee shall, in such manner as it may deem equitable, adjust any or all of (i) the number and kind of shares of stock reserved and available for awards under the Equity Plan; (ii) the number and kind of shares of stock specified in the annual per-person limitations under the Equity Plan; (iii) the number and kind of shares of outstanding restricted stock or other outstanding awards in connection with which shares have been issued; (iv) the number and kind of shares that may be issued in respect of other outstanding awards; and (v) the exercise price, grant price or purchase price relating to any award (or, if deemed appropriate, the committee may make provision for a cash payment, including, without limitation, payment based upon the intrinsic (i.e., in-the-money) value, if any, with respect to any outstanding award). In addition, the committee shall make appropriate adjustments in the terms and conditions of, and the criteria included in, awards (including, without limitation, cancellation of unexercised or outstanding awards, or substitution of awards using stock of a successor or other entity) in recognition of unusual or nonrecurring events (including, without limitation, events described in the preceding sentence and events constituting a change in control) affecting us or our financial statements, or in response to changes in applicable law, regulation, or accounting principles.

Except as otherwise provided in individual award agreements, which need not be uniform, all conditions and restrictions relating to the continued performance of services with respect to the exercisability or full enjoyment of an award will accelerate or otherwise lapse immediately prior to a “change in control” (as defined in the Equity Plan, and which, prior to the distribution, will include a “change in control” of BGC Partners). Upon the consummation of any transaction whereby we become a wholly owned subsidiary of any unaffiliated corporation, all stock options outstanding under the Equity Plan will terminate (after taking into account any accelerated vesting), with or without the payment of any consideration therefor, including, without limitation, payment of the intrinsic (i.e., in-the-money) value, if any, of such options, as determined by our compensation committee, unless such other corporation continues or assumes the Equity Plan as it relates to options then outstanding (in which case such other corporation will be treated as us for all purposes under the Equity Plan, and our Compensation Committee shall make appropriate adjustment in the number and kind of shares of stock subject thereto and the exercise price per share thereof to reflect consummation of such transaction). If the Equity Plan is not to be so assumed, we will notify participants at least 10 days in advance of the consummation of such transaction.

As to any award granted as a stock option or SAR, the Equity Plan includes a restriction providing that our compensation committee may not, without prior stockholder approval to the extent required under applicable law, regulation, or exchange rule, subsequently reduce the exercise price or grant price relating to such award, or take such other actions as may be considered a “repricing” of such award under GAAP. Adjustments to the exercise or grant price or number of shares of our Class A common stock subject to an option or SAR to reflect the effects of a stock split or other extraordinary corporate transaction will not constitute a “repricing.”

We may not, in connection with any award, extend, maintain, renew, guarantee or arrange for credit in the form of a personal loan to any participant who is our director or executive officer. With the consent of our compensation committee, and subject at all times to, and only to the extent, if any, permitted under, applicable law and regulation and other binding obligations or provisions applicable to us, we may extend, maintain, renew, guarantee or arrange for credit in the form of a personal loan to a participant who is not our director or executive officer in connection with any award, including, without limitation, the payment by such participant of any or all federal, state or local income or other taxes due in connection with any award.

The Equity Plan is non-exclusive, and the Plan creates no limitations on our Board of Directors or Compensation Committee from adopting other compensatory arrangements. The Equity Plan may be amended, altered, suspended, discontinued or terminated by our Board without stockholder approval unless such approval is required by law or regulation, including, without limitation, under the applicable rules of any stock exchange. Stockholder approval will not be deemed to be required under laws or regulations that condition favorable tax treatment on such approval, although our Board may, in its discretion, seek stockholder approval in any circumstances in which it deems such approval advisable. Our compensation committee may waive any conditions or rights, or amend, alter, suspend, discontinue or terminate any award, under the Equity Plan. No such change to the Equity Plan or any award may, without the participant’s consent, materially impair the rights of the participant under an outstanding award except as provided in the Equity Plan or applicable award agreement.

Material Federal Income Tax Consequences of Our Equity Plan

The following is a brief description of the federal income tax consequences generally arising with respect to awards that may be granted under the Equity Plan. This discussion is intended for the information of our stockholders and not as tax guidance to individuals who may participate in the Equity Plan. The summary does not address the effects of other federal taxes or taxes imposed under state, local or foreign laws.

The grant of a stock option or SAR will create no tax consequences for the participant or us. A participant will not have taxable income upon exercising an ISO (except that the alternative minimum tax may apply), and we will receive no tax deduction at that time. Upon exercising an option other than an ISO, the participant must generally recognize ordinary income equal to the difference between the exercise price and the fair market value of the freely transferable and non-forfeitable stock received. In each case, we will generally be entitled to a tax deduction equal to the amount recognized as ordinary income by the participant.

A participant’s disposition of stock acquired upon the exercise of a stock option or SAR generally will result in capital gain or loss measured by the difference between the sale price and the participant’s tax basis in such stock (or the exercise price of the option in the case of stock acquired by exercise of an ISO and held for the applicable ISO holding periods). Generally, there will be no tax consequences to us in connection with a disposition of stock acquired upon the exercise of an option or other award, except that we will generally be entitled to a tax deduction (and the participant will recognize ordinary taxable income) if stock acquired upon exercise of an ISO is disposed of before the applicable ISO holding periods have been satisfied.

With respect to awards granted under the Equity Plan that may be settled either in cash or in stock or other property that is either not restricted as to transferability or not subject to a substantial risk of forfeiture, the participant generally must recognize ordinary income equal to the cash or fair market value of stock or other property received. We will generally be entitled to a tax deduction for the same amount. With respect to awards involving stock or other property that is restricted as to transferability and subject to a substantial risk of forfeiture, the participant generally must recognize ordinary income equal to the fair market value of the stock or other property received at the first time the stock or other property becomes transferable or not subject to a substantial risk of forfeiture, whichever occurs earlier. We will generally be entitled to a tax deduction in an amount equal to the ordinary income recognized by the participant. A participant may elect to be taxed at the time of receipt of the stock or other property rather than upon the lapse of restrictions on transferability or substantial risk of forfeiture, but if the participant subsequently forfeits such stock or property, the participant would not be entitled to any tax deduction, including a capital loss, for the value of the stock or property on which the participant previously paid tax. Such election must be made and filed with the IRS within 30 days after the receipt of the stock or other property.

As discussed above, in certain cases the federal income tax deduction to which we otherwise are entitled may be limited by application of Section 162(m) of the Code, which generally disallows a publicly held corporation’s tax deduction for compensation paid to its chief executive officer and certain of its other most highly compensated named executive officers in excess of $1,000,000 in any year. We intend that stock options and SARs granted under the Equity Plan at the fair market value of our Class A common stock on the date of grant will qualify as performance-based compensation, to the extent applicable. Stock units, performance units, stock awards, dividend equivalents, exchange rights and other awards granted under the Equity Plan will qualify as performance-based compensation only when our Compensation Committee conditions the grant, exercise or settlement of such awards on the achievement of specified performance goals in accordance with the requirements of Section 162(m) of the Code, to the extent applicable, and the Equity Plan.

Under Section 409A of the Code, an award under the Equity Plan may be taxable to the participant at 20 percentage points above ordinary federal income tax rates at the time the award becomes vested, plus interest and penalties, even if that is prior to the delivery of cash or stock in settlement of the award, if the award constitutes “deferred compensation” under Section 409A of the Code and the requirements of Section 409A of the Code are not satisfied.

The Equity Plan provides that we have the right to require participants under the Equity Plan to pay us an amount necessary for us to satisfy our federal, state, local and foreign tax withholding obligations with respect to such awards. We may withhold from other amounts payable to such individual an amount necessary to satisfy these obligations. Unless the Compensation Committee or its designee determines otherwise, a participant may satisfy this withholding obligation by having shares acquired pursuant to the award withheld, or by transferring to us previously acquired shares of our Class A common stock.

Incentive Plan

On December 13, 2017, we adopted the Incentive Plan. The purpose of the Incentive Plan is to (i) attract, retain and reward key employees by providing them with the opportunity to earn bonuses that are based on the achievement of specified performance goals, and (ii) structure such bonus opportunities in a way that will qualify the payments made as “performance-based” for purposes of Section 162(m) of the Code so that we will be entitled to a federal income tax deduction for the payment of such incentive bonuses to such employees, to the extent applicable. The adoption of the Incentive Plan will not limit the power of our Board of Directors or of our Compensation Committee to adopt such other bonus or incentive arrangements as it may deem appropriate.

The Incentive Plan is administered by our Compensation Committee. The Committee has broad administrative authority to, among other things, designate participants, establish performance goals and performance periods, determine the timing of the payment of bonuses, and interpret and administer the Incentive Plan.

Participants in the Incentive Plan for any given performance period may include any of our key employees, including those of our subsidiaries, operating units and divisions, who is designated as a participant for such period by the Committee. The participants in the Plan for any given performance period will be designated by the Committee, in its sole discretion, before the end of the 90th day of such performance period or the date on which 25% of such performance period has been completed (which we refer to as the “Applicable Period”). This determination may vary from period to period. Bonuses paid under the Plan may be made in the form of cash, shares of our Class A common stock or other stock-based awards under our Equity Plan, or partnership unit awards under the Participation Plan.

Within the Applicable Period, our Compensation Committee will specify the applicable performance criteria and targets to be used under the Incentive Plan for such performance period. These performance criteria may vary from participant to participant and will be based on one or more of the following measures: (i) pre-tax or after-tax net income; (ii) pre-tax or after-tax operating income; (iii) gross revenue; (iv) profit margin; (v) stock price, dividends and/or total stockholder return; (vi) cash flow(s); (vii) market share; (viii) pre-tax or after-tax earnings per share; (ix) pre-tax or after-tax operating earnings per share; (x) expenses; (xi) return on equity; or (xii) strategic business criteria consisting of one or more objectives based upon meeting specified revenue, market penetration or geographic business expansion goals, cost targets and goals relating to acquisitions or divestitures, or any combination thereof. These performance criteria or goals may be: (a) expressed on an absolute or relative basis, including comparisons to the performance of other companies; (b) based on internal targets; (c) based on comparisons with prior performance; and (d) based on comparisons to capital, stockholders’ equity, shares outstanding, assets or net assets. The determination of whether any performance goal is satisfied will be made in accordance with GAAP, to the extent relevant, without regard to extraordinary items, changes in accounting, unless the committee determines otherwise, or nonrecurring acquisition expenses and restructuring charges, including various charges related to the merger. However, in connection with any goal that is based on operating income or operating earnings, the calculation may be made on the same basis as reflected in a release of earnings for a previously completed period, as specified by the Committee. For example, an income-based performance measure could be expressed in a number of ways, such as net earnings per share or return on equity, and with reference to meeting or exceeding a specific target, or with reference to growth above a specified level, such as a prior year’s performance or current or previous peer group performance. The Incentive Plan provides that the achievement of such goals must be substantially uncertain at the time they are established, and bonus opportunities are subject to the Committee’s right to reduce the amount of any bonus payable as a result of such performance, as discussed below.

The bonus opportunity for each participant may be expressed as a dollar-denominated amount or by reference to a formula, such as a percentage share of a bonus pool to be created under the Incentive Plan or a multiple of annual base salary. If a pool approach is used, the total bonus opportunities represented by the shares designated for the participants may not exceed 100% of the pool. In all cases, our Compensation Committee has the sole discretion to reduce (but not to increase) the actual bonuses paid under the Incentive Plan. The actual bonus paid to any given participant at the end of a performance period will be based on the extent to which the applicable performance goals for such performance period are achieved, as determined by the committee. The maximum bonus payable under the Incentive Plan to any one individual in any one calendar year will be $25 million.

Our Board of Directors may at any time amend or terminate the Incentive Plan, provided that (i) without the participant’s written consent, no such amendment or termination may adversely affect the bonus rights (if any) of any already designated participant for a given performance period once the participant designations and performance goals for such performance period have been announced; and (ii) our Board will be authorized to make any amendments necessary to comply with applicable regulatory requirements, including, without limitation, Section 162(m) of the Code, to the extent applicable. Amendments to the Incentive Plan will require stockholder approval only if required under Section 162(m) of the Code or other applicable law or regulation.

Material Federal Income Tax Consequences of Our Incentive Plan

The following is a brief description of the federal income tax consequences generally arising with respect to bonuses paid under the Incentive Plan. This discussion is intended for the information of our stockholders and not as tax guidance to individuals who may participate in the Incentive Plan. This summary does not address the effects of other federal taxes or taxes imposed under state, local or foreign tax laws.

Section 162(m) of the Code generally disallows a publicly held corporation’s federal income tax deduction in excess of $1,000,000 for compensation paid to its chief executive officer and certain of its other most highly compensated named executive officers, subject to certain exceptions.

Under present federal income tax law, a participant will generally realize ordinary income equal to the amount of the bonus received under the Incentive Plan in the year of such receipt. We will receive a tax deduction for the amount constituting ordinary income to the participant, provided that the participant’s total compensation is below the limit established by Section 162(m) of the Code or the Incentive Plan award satisfies the requirements of an exception to the limits pursuant to Section 162(m) of the Code. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exemptions in Section 162(m), to the extent available. In December 2017, Section 162(m) of the Code was modified by the Tax Cuts and Jobs Act to remove the exemption for performance-based compensation over the $1,000,000 limit. We do not currently expect that decisions relating to compensation will be significantly impacted by Section 162(m) matters on a going forward basis. The Committee retains negative discretion to reduce or withhold performance-based compensation to our executive officers, and also reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate, including after taking into consideration changing business conditions or the executive officer’s individual performance.

Under Section 409A of the Code, an award under the Incentive Plan may be taxable to the recipient at 20 percentage points above ordinary income tax rates at the time the award becomes vested, plus interest and penalties, if the award constitutes “deferred compensation” under Section 409A of the Code and the requirements of Section 409A of the Code are not satisfied.

The Incentive Plan provides that we have the right to withhold from any bonus payable to a participant an amount necessary to satisfy our federal, state and local tax withholding obligations.

Our Participation Plan

On December 13, 2017, we adopted the Participation Plan as a means to attract, retain, motivate and reward present or prospective officers, employees and consultants of and service providers to us and our affiliates, by enabling such persons to acquire or increase their ownership interests in Newmark Holdings.

The Participation Plan is administered by our Compensation Committee or its designee. The Participation Plan provides for the grant of Newmark Holdings limited partnership interests issuable pursuant to the Newmark Holdings limited partnership agreement as of the date of the Participation Plan or as may thereafter be issuable thereunder. The total number of Newmark Holdings limited partnership interests issuable under the Participation Plan will be determined from time to time by our Board of Directors, provided that interests exchangeable for or otherwise representing the right to acquire shares of our Class A common stock may only be granted to the extent such shares are available for issuance under the Equity Plan. The Committee has broad administrative authority to, among other things, select from among present and prospective officers, employees and consultants of and service providers to us and our affiliates entitled to receive bonus or purchase awards, determine the number and type of partnership interests covered by such awards, including whether such partnership interests will be exchangeable for or otherwise represent the right to receive shares of our Class A common stock, determine the purchase period and other terms and conditions of any purchase rights, and interpret and administer the Participation Plan. The Committee has the discretion to determine the price of any purchase right, which may be set at preferential or historical prices that are less than the prevailing fair market value of our Class A common stock.

The Participation Plan provides that our Compensation Committee may at any time amend or terminate the Participation Plan, provided that, without the participant’s written consent, no such amendment or termination will adversely affect any outstanding purchase rights. Amendments to the Participation Plan will require stockholder approval only if required by applicable laws or applicable regulatory requirements.

Compensation of Directors

Directors who are also our employees do not receive additional compensation for serving as director. Effective upon the completion of our IPO in December 2017, the compensation schedule for our non-employee directors was as follows:

•	an annual cash retainer of $100,000,

•	an annual stipend for the chair of our Compensation Committee of $15,000, and

•	an annual stipend for the chair of our Audit Committee of $25,000.

We also pay each non-employee director $2,000 for each meeting of our Board of Directors and $1,000 for each meeting of a committee of our Board actually attended, whether in person or by telephone. Under our policy, none of our non-employee directors is to be paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Non-employee directors may also receive additional per diem fees for services as a director at the rate of $1,000 per day, with a limit of $5,000 per matter, for additional time spent on Board or Committee matters as directed from time to time by our Board. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board or its Committees on which they serve.

In addition to the cash compensation described above, under our current policy, upon the appointment or initial election of a non-employee director, we will grant to each non-employee director RSUs equal to the value of shares of our Class A common stock that could be purchased for $70,000 at the closing price of our Class A common stock on the trading date of the appointment or initial election of the non-employee director (rounded down to the next whole share). These RSUs will vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board of Directors at the opening of business on such dates.

Thereafter, we expect to annually grant to each non-employee director RSUs equal to the value of shares of our Class A common stock that could be purchased for $50,000 on the date of his or her re-election in consideration for services provided. These RSUs will vest equally on each of the first two anniversaries of the grant date, provided that the non-employee director is a member of our Board at the opening of business on such dates.

The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2017:

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
John H. Dalton	—	70,000	—	—	—	—	70,000
Director
Michael Snow	—	70,000	—	—	—	—	70,000
Director

(1)	Howard Lutnick, our Chairman, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the Summary Compensation Table.
(2)	Reflects the grant date fair value of RSUs granted on December 19, 2017 to each of Messrs. Dalton and Snow. In 2017, each of Messrs. Dalton and Snow was granted 70,000 RSUs at the initial public offering price of our Class A common stock of $14.00 per share. As of December 31, 2017, Messrs. Dalton and Snow each had 70,000 RSUs outstanding.
(3)	No options were granted to non-employee directors in 2017. As of December 31, 2017, none of the non-employee directors had any options outstanding.

Compensation Committee Interlocks and Insider Participation

For the portion of 2017 during which we had a Compensation Committee, the Committee consisted of Messrs. Dalton and Snow, the latter of whom serves as Chairman of the Committee. All of the members who served on our Committee during 2017 were independent directors. No member of the Committee had any relationship with the Company during 2017 pursuant to which disclosure would be required under applicable SEC rules. With the exceptions of Messrs. Lutnick and Dalton, during 2017, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Committee or on our Board. Mr. Lutnick serves on the board of directors of BGC Partners. In addition, prior to December 19, 2017, when Mr. Dalton became our director and joined the Compensation and Audit Committees of our Board, Mr. Dalton served as a member of the board of directors for BGC Partners and served on their compensation committee and audit committees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 31, 2018, with respect to the beneficial ownership of our Class A common stock and Class B common stock by: (1) each stockholder, or group of affiliated stockholders, that owns more than 5% of any class of our outstanding capital stock; (2) each of the named executive officers; (3) each director; and (4) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 125 Park Avenue, New York, New York 10017. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table. In addition, certain of the limited partnership interests of Newmark Holdings will be exchangeable with us for shares of our Class A common stock or shares of our Class B common stock equal to the exchange ratio (which is currently one, but is subject to adjustment as set forth in the separation and distribution agreement). The table and footnotes below are based on a one-to-one exchange ratio. See “Item 13—Certain Relationships and Related Transactions, and Director Independence—Adjustment to Exchange Ratio.”

Name	Class B Common Stock				Class A Common Stock
	Shares		%		Shares		%
5% Beneficial Owners(1):
BGC Partners, Inc.	15,840,049	(3)	100.0	(1)	148,040,561	(2)	86.6	(3)
Cantor Fitzgerald, L.P.	39,641,396	(4)	100.0	(5)	171,841,908	(6)	88.2	(7)
CF Group Management, Inc. (8)	39,641,396	(4)	100.0	(5)	171,841,908	(6)	88.2	(6)
Executive Officers and Directors(1):
Executive Officers
Howard W. Lutnick (9)	39,641,396	(4)	100.0	(5)	172,314,871	(10)	88.2	(7)
Barry M. Gosin	—		—		1,295,044	(12)	*
James R. Ficarro	—		—		—		*
Michael J. Rispoli	—		—		8,989	(13)	*
Directors
John H. Dalton	—		—		—		*
Michael Snow	—		—		—		*
All executive officers and directors as a group (6 persons)	39,641,396		100.0	(5)	173,291,268	(14)	88.3	(15)

*	Less than 1%
(1)	Percentage based on 15,840,049 shares of our Class B common stock outstanding as of March 31, 2018.
(2)	Consists of (a) 115,593,786 shares of our Class A common stock held directly; (b) 15,840,049 shares of our Class A common stock acquirable upon conversion of 15,840,049 shares of our Class B common stock held by BGC Partners; and (c) [16,606,726] shares of our Class A common stock acquirable upon exchange of 16,606,726 Newmark Holdings exchangeable limited partnership interests held by BGC Partners, Inc. (“BGC Partners”). As previously disclosed, on March 6, 2018, BGC Partners, including through its subsidiary, BGC Partners, L.P. (“BGC OpCo”), entered into an agreement to purchase an aggregate of 16,606,726 newly issued Newmark Holdings exchangeable limited partnership interests for approximately $242.0 million (the “Investment”). In the Investment, BGC Partners acquired 7,750,487 Newmark Holdings exchangeable limited partnership interests and BGC OpCo acquired 8,856,239 Newmark Holdings exchangeable limited partnership interests.

(3)	Percentage based on (a) 138,921,532 shares of our Class A common stock outstanding as of March 31, 2018; (b) 15,840,049 shares of our Class A common stock acquirable upon conversion of 15,840,049 shares of our Class B common stock held by BGC Partners; and (c) 16,606,726 shares of our Class A common stock acquirable upon exchange of 16,606,726 Newmark Holdings exchangeable limited partnership interests held collectively by BGC Partners and BGC OpCo.
(4)	Consists of (a) 15,840,049 shares of our Class B common stock held by BGC Partners, of which Cantor may be deemed the beneficial owner as a result of its ownership of a majority of the outstanding voting power of BGC Partners, and (b) 23,801,347 shares of our Class B common stock acquirable upon exchange of 23,801,347 Newmark Holdings exchangeable limited partnership units held by Cantor.
(5)	Percentage based on (a) 15,840,049 shares of our Class B common stock outstanding and (b) 23,801,347 shares of our Class B common stock acquirable upon exchange of Newmark Holdings exchangeable limited partnership units held by Cantor.
(6)	Consists of (a) 115,593,786 shares of our Class A common stock held by BGC Partners, (b) 15,840,049 shares of our Class A common stock acquirable upon conversion of 15,840,049 shares of our Class B common stock held by BGC Partners, of which Cantor may be deemed the beneficial owner as a result of its ownership of a majority of the outstanding voting power of BGC Partners, (c) 16,606,726 shares of our Class A common stock acquirable upon exchange of 16,606,726 Newmark Holdings exchangeable limited partnership interests held collectively by BGC Partners and BGC OpCo, and (d) 23,801,347 shares of our Class A common stock acquirable upon exchange of 23,801,347 Newmark Holdings exchangeable limited partnership units held by Cantor.
(7)	Percentage based on (a) 138,921,532 shares of our Class A common stock outstanding as of March 31, 2018, (b) 15,840,049 shares of our Class A common stock acquirable upon conversion of 15,840,049 shares of our Class B common stock held by BGC Partners, (c) 16,606,726 shares of our Class A common stock acquirable upon exchange of 16,606,726 Newmark Holdings exchangeable limited partnership interests held collectively by BGC Partners and BGC OpCo, and (d) 23,801,347 shares of our Class A common stock acquirable upon exchange of 23,801,347 Newmark Holdings exchangeable limited partnership units held by Cantor.
(8)	CFGM is the managing general partner of Cantor.
(9)	Mr. Lutnick is the Chairman and Chief Executive Officer of CFGM, and is also a trustee of an entity that is the sole stockholder of CFGM. CFGM is the managing general partner of Cantor.
(10)	Consists of (a) 115,593,786 shares of our Class A common stock held by BGC Partners, (b) 15,840,049 shares of our Class A common stock acquirable upon conversion of 15,840,049 shares of our Class B common stock held by BGC Partners, of which Cantor may be deemed the beneficial owner as a result of its ownership of a majority of the outstanding voting power of BGC Partners, (c) 16,606,726 shares of Class A common stock acquirable upon exchange of 16,606,726 Newmark Holdings exchangeable limited partnership units held collectively by BGC Partners and BGC OpCo, (d) 23,801,347 shares of our Class A common stock acquirable upon exchange of 23,801,347 Newmark Holdings exchangeable limited partnership units held by Cantor and (e) 473,073 shares of our Class A common stock acquirable upon exchange of 473,073 Newmark Holdings exchangeable limited partnership units held by Mr. Lutnick.
(11)	Percentage based on (a) 138,921,532 shares of our Class A common stock outstanding as of March 31, 2018, (b) 15,840,049 shares of our Class A common stock acquirable upon conversion of 15,840,049 shares of our Class B common stock held by BGC Partners, of which Cantor may be deemed the beneficial owner as a result of its ownership of a majority of the outstanding voting power of BGC Partners, (c) 16,606,726 shares of Class A common stock acquirable upon exchange of 16,606,726 Newmark Holdings exchangeable limited partnership units held collectively by BGC Partners and BGC OpCo, (d) 23,801,347 shares of our Class A common stock acquirable upon exchange of 23,801,347 Newmark Holdings exchangeable limited partnership units held by Cantor and (e) 473,073 shares of our Class A common stock acquirable upon exchange of 473,073 Newmark Holdings exchangeable limited partnership units held by Mr. Lutnick.
(12)	Consists of (a) 327,746 shares of our Class A common stock held directly; and (b) 967,298 shares of our Class A common stock acquirable upon exchange of 967,298 Newmark Holdings exchangeable limited partnership units held by Mr. Gosin.
(13)	Consists of 8,989 shares of our Class A common stock acquirable upon exchange of 8,989 Newmark Holdings exchangeable partnership units held by Mr. Rispoli.
(14)	Consists of (a) 115,593,786 shares of our Class A common stock held by BGC Partners, (b) 15,840,049 shares of our Class A common stock acquirable upon conversion of 15,840,049 shares of our Class B common stock held by BGC Partners, of which Cantor may be deemed the beneficial owner as a result of its ownership of a majority of the outstanding voting power of BGC Partners, (c) 16,606,726 shares of our Class A common stock acquirable upon exchange of 16,606,726 Newmark Holdings exchangeable limited partnership units held collectively by BGC Partners and BGC OpCo, (d) 23,801,347 shares of our Class A common stock acquirable upon exchange of 23,801,347 Newmark Holdings exchangeable limited partnership units held by Cantor and (e) 1,449,360 shares of our Class A common stock acquirable upon exchange of 1,449,360 Newmark Holdings exchangeable limited partnership units held by our executive officers and directors.
(15)

Percentage based on (a) 138,921,532 shares of our Class A common stock outstanding as of March 31, 2018, (b) 15,840,049 shares of our Class A common stock acquirable upon conversion of 15,840,049 shares of our Class B common stock held by BGC Partners, of which Cantor may be deemed the beneficial owner as a result of its ownership of a majority of the outstanding voting power of BGC Partners, (c) 16,606,726 shares of our Class A common stock acquirable upon exchange of 16,606,726 Newmark Holdings exchangeable limited partnership units held collectively by BGC Partners and BGC OpCo, (d) 23,801,347 shares of our Class A common stock acquirable upon exchange of 23,801,347 Newmark Holdings exchangeable limited partnership units held by Cantor and (e) 1,449,360 shares of our Class A common stock acquirable upon exchange of 1,449,360 Newmark Holdings exchangeable limited partnership units held by our executive officers and directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval and Ratification of Transactions with Related Persons

The general policy of the Company and our Audit Committee is that all material transactions with a related party, including transactions with BGC Partners and Cantor, the relationships between us and BGC Partners and Cantor and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, will be subject to prior review and approval by the Committee and its independent members, which will determine whether such transactions or proposals are fair and reasonable to the Company and its stockholders. In general, potential related-party transactions will be identified by our management and discussed with the Committee at their meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, will be provided to the Committee with respect to each issue under consideration and decisions will be made by the Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related-party transactions are set forth in our Audit Committee Charter and Code of Business Conduct and Ethics, both of which are publicly available on our website at http://ir.ngkf.com/disclaimer-and-legal-information/default.aspx under the headings “CORPORATE GOVERNANCE – Audit Committee Charter” and “CORPORATE GOVERNANCE – Code of Business Conduct and Ethics,” respectively.

Underwriting Agreement and IPO

On December 14, 2017, we entered into the Underwriting Agreement by and among Newmark and Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. (“CF&Co.”) as representatives of the several Underwriters (“Underwriters”) named therein (the “Underwriting Agreement”), in connection with the initial public offering of up to 23,000,000 shares of Class A common stock, which included 3,000,000 shares of Class A common stock allocated to the Underwriters’ over-allotment option. Sandler O‘Neill & Partners, L.P. acted as the qualified independent underwriter for purposes of Financial Industry Regulatory Authority Rule 5121. On December 19, 2017, we completed the IPO of 20,000,000 shares of our Class A common stock at the IPO price of $14.00 per share ($13.23 per share after deducting underwriting discounts and commissions). Prior to the IPO, we were a wholly owned subsidiary of BGC Partners.

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

The following is a description of certain relationships and transactions that have existed or that we have entered into with our directors, executive officers, or stockholders who are known to us to beneficially own more than five percent of our Class A common stock or Class B common stock, including BGC Partners and Cantor, and their immediate family members as well as certain other transactions. The following summary does not purport to describe all the terms of such agreements or transactions and is qualified in its entirety by reference to the complete text of these agreements, to the extent filed as exhibits to this Amendment No.1 to Annual Report on Form 10-K/A. We urge you to read the full text of these agreements.

Separation and Distribution Agreement

On December 13, 2017, prior to the closing of the IPO, BGC Partners, Inc. (“BGC” or “BGC Partners”), BGC Holdings, L.P. (“BGC Holdings”), BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor Fitzgerald, L.P. (“Cantor”) and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into the separation and distribution agreement. The separation and distribution agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

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

At the closing of the separation, the BGC Partners group contributed, conveyed, transferred, assigned and delivered to us and our subsidiaries (including Newmark OpCo), and we and our subsidiaries (including Newmark OpCo) acquired and accepted from the BGC Partners group, all of the right, title and interest of the BGC Partners group to the transferred assets (which we refer to as the “contribution”), which include among others the following:

•	all assets that are or would have been included in the Newmark pro forma balance sheet as of September 30, 2017;

•	certain equity interests related to the Newmark business;

•	certain contracts (or portions thereof) primarily related to the Newmark business, including employment agreements with transferred employees;

•	all intellectual property, software and information technology primarily related to the Newmark business;

•	all permits or licenses issued by any governmental authority to the extent primarily related to the Newmark business and permitted by applicable law to be transferred;

•	all non-archived information, books and records (other than tax returns) to the extent available and primarily related to the Newmark business;

•	all rights and assets expressly allocated to us pursuant to the terms of the separation and distribution agreement or the ancillary agreements entered into in connection with the separation;

•	all other assets that are exclusively related to the Newmark business;

•	the right to receive the remainder of the shares of common stock of Nasdaq which remain payable by Nasdaq in connection with the sale on June 28, 2013 of eSpeed, Inc. by BGC Partners to Nasdaq (the “Nasdaq Transaction”) and the related registration rights; and

•	the rights of the members of the BGC group under the Intercompany Term Loan Note (as defined below) and the Intercompany Revolver Note (as defined below).

The BGC Partners group retained ownership to all of their other assets, which include among others the following:

•	the right to receive payment in respect of certain note obligations owed to BGC Partners that were assumed by Newmark OpCo from BGC U.S. OpCo, referred to herein as the “BGC Notes”;

•	any litigation claim or recovery relating to specified matters, and any insurance policy and proceeds to the extent covering any excluded asset or any excluded liability (as described below);

•	specified equity interests;

•	all cash, cash equivalents and marketable securities of any member of the BGC Partners group as of the effective time, including an amount of cash, cash equivalents and marketable securities equal to BGC Partners’ estimate of the sum of (1) all pre-tax net income generated by the Newmark business during the fiscal quarter ended December 31, 2017 up to the closing date of the contribution and (2) all after-tax net income generated by the Newmark business during the fiscal quarter ended December 31, 2017 after the closing date of the contribution (it being understood that, if such estimate is greater than the actual sum of the amounts described in clauses (1) and (2) above, then an amount equal to such excess shall be deemed to be a transferred asset);

•	all intellectual property, software and information technology not primarily used in the Newmark business, including any rights (ownership, licensed or otherwise) to use the “BGC” or “BGC Partners” name or mark;

•	all information, books and records that cannot, without unreasonable efforts or expense, be separated from the information, books and records maintained by the BGC Partners group in connection with businesses other than the Newmark business or to the extent that such information, books and records are related to excluded assets, excluded liabilities or employees who do not become Newmark employees, personnel files and records and tax returns; and

•	all assets relating to the other businesses of BGC Partners (other than any of the transferred assets).

In the separation, we, Newmark Holdings and Newmark OpCo assumed and became liable for, and will pay, perform and discharge as they become due, the transferred liabilities, which include among others the following:

•	all liabilities set forth that are or would have been included in the Newmark balance sheet as of September 30, 2017 (including the Term Loan (as defined below), the Converted Term Loan (as defined below) the BGC Notes and other indebtedness of BGC Partners or its subsidiaries that we assumed in the separation, plus any accrued but unpaid interest thereon);

•	all liabilities of the BGC Partners group or the Newmark group relating to, arising from or resulting from the actions, inactions, events, omissions, conditions, facts or circumstances occurring or existing prior to the effective time of the separation, in each case to the extent that such liabilities relate to, arise out of or result from the Newmark business or a transferred asset;

•	all liabilities arising out of claims made by any third party against any member of the BGC Partners group or Newmark group to the extent relating to, arising out of or resulting from the Newmark business or a transferred asset; and

•	all liabilities relating to, arising from or in connection with the Newmark business’ employees and their employment, including all compensation, benefits, severance, workers’ compensation and welfare benefit claims and other employment-related liabilities arising from or relating to the conduct of the Newmark business.

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

BGC U.S. OpCo and BGC Global OpCo will indemnify, defend and hold harmless the Cantor group, the Newmark group and the BGC Partners Group (other than BGC U.S. OpCo, BGC Global OpCo and their respective subsidiaries) and each of their respective directors, officers, general partners, managers and employees from and against all liabilities to the extent relating to, arising out of or resulting from:

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

Employee Matters

In general, any employee of BGC Partners or its subsidiaries primarily engaged in the conduct of the Newmark business immediately prior to the separation, except those employees employed by BGC Partners primarily in corporate or executive level functions, were transferred to us. As promptly as practicable following each fiscal quarter, our management will provide a report to our Audit Committee specifying all of the founding partners who have been terminated by us. Our management will also give the Committee notice prior to such termination if the capital account underlying the Newmark Holdings founding partner interests held by a founding partner or, in the case of a series of related terminations, by a group of founding partners, exceeds $2.0 million on the date of termination.

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

OpCo Partnership Division

Prior to the completion of the IPO, in connection with the separation, BGC U.S. OpCo and its partners took a series of steps so that its assets and liabilities were divided between BGC U.S. OpCo and Newmark OpCo. We refer to these steps as the “OpCo Partnership Division.” Immediately following the OpCo Partnership Division, the limited partners of BGC U.S. OpCo held all of the outstanding Newmark OpCo limited partnership interests in the same aggregate proportions that such persons held in BGC U.S. OpCo, with the total number of Newmark OpCo limited partnership units equal to the total number of BGC U.S. OpCo limited partnership units multiplied by the contribution ratio (which at the time was one divided by 2.2).

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

Assumption and Repayment of Indebtedness

In connection with the separation and prior to the closing of the IPO, we assumed from BGC Partners the Term Loan and the Converted Term Loan. Newmark OpCo also assumed from BGC U.S. OpCo the BGC Notes. We contributed all of the net proceeds of the IPO (including any net proceeds received in connection with the Underwriters’ option to purchase additional shares of Class A common stock) to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by us in the IPO. Newmark OpCo used all of such net proceeds to partially repay intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. OpCo and was assumed by Newmark OpCo in connection with the separation). The Term Loan had an outstanding principal amount of approximately $270.7 million as of December 31, 2017, plus accrued but unpaid interest thereon, with an interest rate calculated based on one-month LIBOR plus 2.75%, subject to adjustment, which was approximately 4.21% per annum as of December 31, 2017. The Term Loan had a maturity date of September 8, 2019, and was repaid in full on March 9, 2018. Pursuant to the Term Loan, in the event that any member of the Newmark group receives net proceeds from the incurrence of indebtedness for borrowed money or an equity issuance (in each case subject to certain exceptions), Newmark OpCo was obligated to use such net proceeds to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which in turn we were obligated to the remaining amount outstanding on the Term Loan), and thereafter, to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Converted Term Loan (which in turn we will use to repay the remaining amount outstanding on the Converted Term Loan). Following the IPO and the repayment of the Term Loan and the Converted Term Loan, in the event that any member of the Newmark group receives net proceeds from the incurrence of indebtedness for borrowed money (subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the BGC Notes. In addition, we will be obligated to repay any remaining amounts under the BGC Notes prior to the distribution.

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

If the board of directors of BGC Partners terminates BGC Partners’ obligation to complete the distribution or waives a material condition to the distribution, we intend to issue a press release disclosing this waiver, if any, or file a current report on Form 8-K with the SEC.

We will cooperate with BGC Partners to accomplish the distribution and will, at BGC Partners’ direction, promptly take any and all actions necessary or desirable to effect the distribution, including, if necessary, the registration under the Securities Act of our Class A common stock on an appropriate registration form or forms to be designated by BGC Partners.

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

For so long as BGC Partners beneficially owns shares of our capital stock satisfying the stock ownership requirements set forth in Section 1504 of the Code, we will not (without BGC Partners’ prior written consent) issue any shares of our capital stock or any rights, warrants or options to acquire our capital stock, if this could cause BGC Partners, at any time prior to the distribution, to (1) fail to beneficially own shares of our capital stock satisfying the stock ownership requirements set forth in Section 1504 of the Code or (2) otherwise not be permitted to treat any member of the Newmark group as members of the “affiliated group” (within the meaning of Section 1504 of the Code) of which BGC Partners is the common parent.

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

Exchange Agreement

In connection with the separation on December 13, 2017, we entered into the exchange agreement, which provides BGC Partners, Cantor, CFGM and any other qualified Class B Holder entitled to hold Class B common stock under our certificate of incorporation with the right to exchange at any time and from time to time, on a one-to-one basis, shares of our Class A common stock now owned or subsequently acquired by such persons for shares of our Class B common stock, up to the number of shares of Class B common stock that are authorized but unissued under our certificate of incorporation. Prior to the distribution, however, without the prior consent of BGC Partners, the Cantor entities may not exchange such shares of our Class A common stock into shares of our Class B common stock. Our Audit Committee and Board of Directors have determined that the exchange agreement is in the best interests of Newmark and its stockholders because, among other things, it will help ensure that Cantor retains its exchangeable limited partnership units in Newmark Holdings, which is the same partnership in which Newmark’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

Amended and Restated Newmark Holdings Limited Partnership Agreement

On December 13, 2017, we entered into the Amended and Restated Agreement of Limited Partnership of Newmark Holdings, which we refer to as the “Newmark Holdings limited partnership agreement,” and which is described below.

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

Each class of Newmark Holdings units held by founding/working partners (other than certain non-participating units) generally entitles the holder to receive a pro rata share of the distributions of income received by Newmark Holdings. See “—Distributions” below. The terms of each class of limited partnership interests vary and are described in the Newmark Holdings limited partnership agreement.

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

Notwithstanding the foregoing, prior to the distribution, without the prior consent of BGC Partners, no Newmark Holdings limited partnership interests shall be exchangeable into our shares of common stock. Prior to the distribution, unless otherwise agreed by BGC Partners, in order for a partner to exchange exchangeable limited partnership interests in BGC Holdings or Newmark Holdings into shares of common stock of BGC Partners, such partner must exchange both units of a BGC Holdings exchangeable limited partnership interests together with the ratable portion of the associated units of Newmark Holdings exchangeable limited partnership interests, calculated in accordance with the BGC Holdings limited partnership agreement, in order to receive shares of BGC Partners common stock. Prior to the distribution, to the extent that BGC Partners receives any Newmark OpCo units as a result of any such exchange of Newmark Holdings exchangeable limited partnership interests or otherwise (as described below), then BGC Partners will contribute such Newmark OpCo units to us in exchange for a number of shares of our common stock equal to the exchange ratio, which is currently one-for-one, subject to adjustment (with the class of shares of our common stock corresponding to the class of shares of common stock that BGC Partners issued upon such exchange).

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

In addition, upon a transfer of a Newmark Holdings exchangeable limited partnership interest that is not permitted by the Newmark Holdings limited partnership agreement (see “—Transfers of Interests” below), such interest will cease to be designated as a Newmark Holdings exchangeable limited partnership interest and will automatically be designated as a regular limited partnership interest.

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

Newmark from time to time may enter into various compensatory arrangements with partners, including founding partners who hold non-exchangeable founding partner units that Cantor has not elected to make exchangeable into shares of Class A common stock. These arrangements, which may be entered into prior to or in connection with the termination of such partners, include but are not limited to the grant of shares or other awards under the Equity Plan, payments of cash or other property, or partnership awards under the Participation Plan or other partnership adjustments, which arrangements may result in the repayment by such partners of any partnership loans or other amounts payable to or guaranteed by Cantor earlier than might otherwise be the case, and for which Newmark may incur compensation charges that it might not otherwise have incurred had such arrangements not been entered into.

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

Amended and Restated Limited Partnership Agreement of Newmark OpCo

On December 13, 2017, we entered into the Amended and Restated Agreement of Limited Partnership of Newmark OpCo, which we refer to as the “OpCo LP Agreement” and which is described below.

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

Reinvestments in Newmark OpCo by BGC Partners

Pursuant to the separation and distribution agreement, any net proceeds received by BGC Partners from any subsequent issuances of BGC Partners common stock (other than upon exchange of a combination of BGC Holdings exchangeable limited partnership interests and Newmark Holdings exchangeable limited partnership interests) will be, unless otherwise determined by BGC Partners’ board of directors, contributed to BGC U.S. OpCo, BGC Global OpCo and/or Newmark OpCo in exchange for (1) a BGC U.S. OpCo limited partnership interest consisting of a number of BGC U.S. OpCo units, (2) a BGC Global OpCo limited partnership interest consisting of a number of BGC Global OpCo units, and (3) a Newmark OpCo limited partnership interest consisting of a number of Newmark OpCo units, in each case calculated in accordance with the separation and distribution agreement. Any such contributions may also be made directly or indirectly into Newmark or Newmark Holdings or through BGC U.S. OpCo, BGC Global OpCo, or Newmark OpCo.

In addition, if BGC Partners exercises its right to purchase from BGC U.S. OpCo and BGC Global OpCo a number of BGC U.S. OpCo units and BGC Global OpCo units, unless otherwise determined by BGC Partners’ board of directors, BGC Partners will also purchase a certain number of Newmark OpCo units based on the then-applicable market price for shares of our Class A common stock.

Amendment No. 1 to Newmark OpCo Limited Partnership Agreement

The Newmark OpCo limited partnership agreement was amended, effective as of December 13, 2017, on March 14, 2018 to adjust certain allocations to certain partnership-owned entities.

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

BGC Partners, directly through its ownership of shares of our Class A common stock and Class B common stock, and Cantor, indirectly through its control of BGC Partners, will each be able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our common stock or other securities. BGC Partners’ voting power, prior to the completion of the distribution, and Cantor’s voting power, indirectly prior to the completion of the distribution and directly after the completion of the distribution, may also have the effect of delaying or preventing a change of control of us. This control will also be exercised because BGC Partners is, in turn, controlled by Cantor and Cantor is, in turn, controlled by CFGM, its managing general partner, and, ultimately, by Mr. Lutnick, who serves as our Chairman. Mr. Lutnick is also the Chairman of the Board of Directors and Chief Executive Officer of BGC Partners and Cantor and the Chairman and Chief Executive Officer of CFGM as well as the trustee of an entity that is the sole shareholder of CFGM.

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

For purposes of the above:

•	“BGC Partners Company” means BGC Partners or any of its affiliates (other than us and our subsidiaries);

•	“Cantor Company” means Cantor or any of its affiliates (other than us and our subsidiaries);

•	“representatives” means, with respect to any person, the directors, officers, employees, general partners or managing member of such person; and

•	“corporate opportunity” means any business opportunity that we are financially able to undertake, that is, from its nature, in our lines of business, is of practical advantage to us and is one in which we have an interest or a reasonable expectancy, and in which, by embracing the opportunities, the self-interest of a BGC Partners Company or a Cantor Company or any of their respective representatives, as the case may be, will be brought into conflict with our self-interest.

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

Transactions with Cantor Commercial Real Estate Company, L.P.

We have a referral agreement in place with CCRE in which brokers are incentivized to refer business to CCRE through a revenue-share arrangement. In connection with this revenue-share agreement, we recognized revenues of $0.1 million for the year ended December 31, 2017.

We have an additional revenue-share agreement with CCRE in which we pay CCRE for referrals for leasing or other services. We did not make any payments under this agreement to CCRE for the year ended December 31, 2017.

We also have a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Revenue from these referrals from CCRE was $3.3 million for the year ended December 31, 2017. These referrals fees are net of the broker fees and commissions to CCRE of $0.7 million.

On March 11, 2015, we and CCRE entered into a note receivable/payable that allows for advances to or from CCRE at an interest rate of 1 month LIBOR plus 1.0%. On September 8, 2017, the note receivable/payable was terminated and all outstanding advances due were paid off. We recognized interest income of $0.7 million for the year ended December 31, 2017. We recognized interest expense of and $2.5 million for the year ended December 31, 2017.

For the year ended December 31, 2017, we purchased the primary servicing rights for $0.3 billion of loans originated by CCRE for $0.6 million. We also service loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no mortgage servicing right is recognized. We recognized $2.8 million for the year ended December 31, 2017, of servicing revenue from loans purchased from CCRE on a “fee for service” basis.

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

Also in connection with the Berkeley Point Acquisition and BGC Partners’ investment in Real Estate LP, on September 8, 2017, BGC Partners entered into an unsecured senior revolving credit agreement (which we refer to as the “Revolving Credit Agreement”) with the Administrative Agent and a syndicate of lenders. The Revolving Credit Agreement provides for revolving loans of up to $400.0 million (which we refer to as the “Revolving Credit Facility”). As of December 31, 2017, there were $400.0 million of borrowings outstanding under the Revolving Credit Facility. If there are any amounts outstanding under the Term Loan Facility as of December 31, 2017, the pricing shall increase by 50 basis points until the Term Loan Facility is paid in full and if there are any amounts outstanding under the Term Loan Facility as of June 30, 2018, the pricing shall increase by an additional 75 basis points (125 basis points in the aggregate) until the Term Loan Facility is paid in full. From and after the repayment in full of the Term Loan Facility, the pricing shall return to the levels previously described. In connection with the $400.0 million borrowings, the proceeds of which BGC Partners lent to BGC U.S. OpCo, BGC U.S. OpCo issued a promissory note with an aggregate principal amount of $400.0 million to BGC Partners (which we refer to as the “Intercompany Revolver Note”). Pursuant to the terms of the Intercompany Revolver Note, all of the rights and obligations of BGC Partners under the Intercompany Revolver Note are the same as the rights and obligations of the lenders with respect to payment under the Revolving Credit Facility, and all of the rights and obligations of BGC U.S. OpCo under the Intercompany Revolver Note are the same as the rights and obligations of BGC Partners with respect to payment under the Revolving Credit Facility. On November 22, 2017, we entered into an amendment to the Revolving Credit Agreement (which we refer to as the “Revolver Amendment”), pursuant to which the then outstanding borrowings of BGC Partners under the Revolving Credit Facility were converted into a term loan (which we refer to as the “Converted Term Loan”) and thereafter, in connection with the separation and prior to the closing of our IPO, we assumed the obligations of BGC Partners as borrower under the Converted Term Loan. BGC Partners will remain the borrower under the Revolving Credit Facility for any future draws and, as long as there is any principal amount outstanding under the Converted Term Loan, we will guarantee the obligations of BGC Partners under the Revolving Credit Facility. In connection with our assumption of the Converted Term Loan, BGC Partners assigned to us, and we assumed, all of BGC Partners’ rights and obligations under the Intercompany Revolver Note and, pursuant to the separation, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the Intercompany Revolver Note.

Under the Term Loan Credit Agreement and Revolving Credit Agreement, each as amended, BGC Partners guaranteed our repayment obligations under the Term Loan and the Converted Term Loan, respectively. As long as the Converted Term Loan remains unpaid in any portion, we will guarantee any draws by BGC Partners under the Revolving Credit Facility. Once the Term Loan and the Converted Term Loan have been paid in full, we will no longer have obligations as a borrower or as a guarantor under either the Term Loan Credit Agreement or the Revolving Credit Agreement. Upon repayment, no portion of the Term Loan or the Converted Term Loan may be reborrowed by us.

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

Related Party Receivables and Payables

On December 13, 2017, in connection with the separation and distribution agreement, Newmark assumed from BGC an aggregate of $300.0 million principal amount of its 5.375% Senior Notes due December 9, 2019 and $112.5 million principal amount of its 8.125% Senior Notes due June 26, 2042. As of December 31, 2017, these amounts were included in “long term debt payable to related parties” on our consolidated balance sheet.

On December 13, 2017, in connection with the separation and distribution agreement, BGC entered into an unsecured senior credit agreement with Newmark, as amended, restated, supplemented or otherwise modified from time to time (the “Intercompany Credit Agreement”). The Intercompany Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion and matures on December 13, 2018 (the “Intercompany Facility”). The interest rate on the Intercompany Facility is the higher of BGC’s or Newmark’s short term borrowing rate in effect at such time plus 100 basis points. The interest rate as of December 31, 2017 was 5.21%. As of December 31, 2017, the amount outstanding under the Intercompany Facility was $40.0 million and is included in “current portion of payables to related parties” on the consolidated balance sheet. We recorded interest expense of $0.1 million for the year ended December 31, 2017 which is included in “interest income, net” in our consolidated statement of operations.

As of December 31, 2017, the related party receivables and current portion of payables to related parties were $0.0 million and $34.2 million, respectively.

As of December 31, 2016, the related party receivables and payables were $108.8 million and $884.5 million, respectively.

Fees to related parties and allocations of net income and grant of exchangeability to limited partnership units that are charged by BGC Partners and Cantor to us are reflected as cash flows from operating activities in our combined statement of cash flows for each period presented as if our IPO allocations and grant of exchangeability charges will become non-cash in nature to the extent they relate to our limited partnership units, and therefore will be excluded from cash flow operations. Prior to the IPO, related party receivables were generated from our earnings as BGC Partners sweeps our excess cash to manage treasury centrally. Related party payables reflect borrowing of cash from BGC Partners to fund our operations and growth. These borrowings from and repayments to BGC Partners are reflected as cash flows from financing activities in our combined statement of cash flows for each period presented.

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

For 2015, Mr. Rispoli was provided a loan in the amount of $192,500, pursuant to which the actual amount of the loan when issued was $118,893, which is the result of $192,500 (the nominal gross amount) less $73,607 held in reserve for payment of tax liabilities. This loan was forgiven in October 2017.

Charitable Donations

On November 16, 2017, Mr. Ficarro donated an aggregate of 10,000 shares of BGC Partners Class A common stock to a charitable organization.

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

BGC made the Investment on March 7, 2018 pursuant to an Investment Agreement, dated as of March 6, 2018, by and among BGC, BGC Holdings, BGC Partners, L.P., BGC Global Holdings, L.P., Newmark, Newmark Holdings and Newmark OpCo. The Investment and related transactions were approved by the Audit Committees of the Boards of Directors of BGC and Newmark (the “Boards”) and by the full Boards upon the recommendation of the Audit Committees.

BGC and BGC U.S. OpCo funded the Investment using the proceeds of its Controlled Equity Offering Class A common stock sales program pursuant to the Sales Agreement dated April 1, 2017 between BGC Partners, Inc. and CF&Co. with respect to 20,000,000 shares of Class A common stock (the “2017 Sales Agreement”). Since December 19, 2017, BGC has sold an aggregate of 19.4 million newly-issued Class A common shares under the 2017 Sales Agreement for net proceeds of $270.9 million. Approximately $242.0 million of gross proceeds were used to make the Investment. The remaining funds were used to repurchase shares of BGC’s Class A common stock and to purchase or redeem limited partnership interests of BGC Holdings, L.P. (“BGC Holdings”) and limited partnership interests of Newmark Holdings. All of the shares under the 2017 Sales Agreement have been sold as of the date hereof.

Intercompany Credit Agreement

On March 19, 2018, Newmark and BGC amended and restated the Intercompany Credit Agreement and Newmark borrowed $150.0 million from BGC pursuant to the facilities under the Intercompany Credit Agreement at a rate of LIBOR plus 3.25%, which may be adjusted based on the higher of BGC’s or Newmark’s short-term borrowing rate then in effect. Newmark intends to use these proceeds for a period of at least three months to supplement its restricted cash account pledged for the benefit of Fannie Mae. As of the date of this filing, Newmark’s total net borrowings under the facilities under the Intercompany Credit Agreement are $205.0 million.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young, LLP (“Ernst & Young”) during the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Audit fees	$1,725,025	$1,317,190
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$1,725,025	$1,317,190

“Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and internal control over financial reporting, including audit fees for the Company’s employee benefit plan. “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the other categories.

PRE-APPROVAL POLICIES AND PROCEDURES

During 2017, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2017. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2017and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.

PART IV—OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The consolidated financial statements required to be filed in this Annual Report on Form 10-K/A are included in Part II, Item 8 of the Original Form 10-K.

(a) (2) Schedule I, Parent Company Only Financial Statements required to be filed with this Annual Report on Form 10-K/A are included in Item 15(a)(2) of the Original Form 10-K. All other schedules are omitted because they are not applicable or required, or the required information in the financial statements or the notes thereto.

(a) (3) The following Exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Amendment No. 1 to Annual Report on Form 10-K/A. Schedules and similar attachments to the exhibits designated by a double asterisk (**) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Newmark Group, Inc. will supplementally furnish a copy of them to the Securities and Exchange Commission (the “SEC”) upon request. We have requested confidential treatment as to certain portions of the Exhibits designated by a cross (+), which portions have been omitted and filed separately with the SEC. Certain exhibits have been previously filed with the SEC pursuant to the Securities Exchange Act of 1934 (Commission File Number 000-38329).

EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1	Underwriting Agreement, dated as of December 14, 2017, by and among Newmark Group, Inc. and Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

2.1	Separation and Distribution Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)**

3.1	Amended and Restated Certificate of Incorporation of Newmark Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

3.2	Amended and Restated Bylaws of Newmark Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.1	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.2	Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.3	Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.4	Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.5	Administrative Services Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.6	Transition Services Agreement, dated as of December 13, 2017, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

Exhibit Number	Exhibit Title

10.7	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.8	Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.9	Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.10	Term Loan Credit Agreement, dated as of September 8, 2017, by and among BGC Partners, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as lenders, and Bank of America N.A., as Administrative Agent (incorporated by reference as Exhibit 10.3 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.11	Amendment, dated November 22, 2017, to the Term Loan Credit Agreement, dated September 8, 2017, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.2 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 28, 2017)

10.12	Revolving Credit Agreement, dated as of September 8, 2017, by and among BGC Partners, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as lenders, and Bank of America N.A., as Administrative Agent (incorporated by reference as Exhibit 10.2 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.13	Amendment, dated November 22, 2017, to the Revolving Credit Agreement, dated September 8, 2017, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 28, 2017)

10.14	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.1 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.15	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.16	Amended and Restated Promissory Note of BGC Partners, L.P., effective as of June 26, 2012 (incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)

10.17	Second Supplemental Indenture, dated December 9, 2014, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

10.18	Amended and Restated Promissory Note of BGC Partners, L.P., effective as of December 9, 2014 (incorporated by reference to Exhibit 10.25 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)

10.19	Change of Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.20	Employment Agreement, dated as of December 1, 2017, by and between Newmark Partners, L.P. and Barry M. Gosin (incorporated by reference to Exhibit 10.13 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.21	Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

Exhibit Number	Exhibit Title

10.22	Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and Newmark Holdings, L.P. (incorporated by reference to Exhibit 10.28 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.23	Newmark Group, Inc. Long-Term Incentive Plan (incorporated by reference as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.24	Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.25	Newmark Holdings, L.P. Participation Plan (incorporated by reference as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.26	Investment Agreement, dated as of March 6, 2018, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P., and Newmark Partners, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2018)

10.27	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018 (included as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)*

10.28	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (included as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

21.1	List of subsidiaries of Newmark Group, Inc. (included as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

23.1	Consent of Ernst & Young LLP (included as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

23.2	Consent of KPMG LLP (included as Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

31.3	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2018.

Newmark Group, Inc.

By:	/s/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman