Form 10-Q
period 2018-06-30
NEWMARK GROUP, INC.
filed 2018-08-14
CIK 1690680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On  August 10, 2018, the registrant had 138,921,545 shares of Class A common stock, $0.01 par value, and 15,840,049 shares of Class B common stock, $0.01 par value outstanding.

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

•	risks related to changes in the future of the GSEs, including change in the terms of applicable conservatorships and changes in their origination capabilities;
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the nature, timing and consequences of the U.K. exit from the European Union following the referendum and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade or other related policies by the U.S. and/or other countries and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services (including hurricanes);

•

the effect on our business our clients, the markets in which we operate, and the economy in general of recent changes in the U.S. and foreign tax and other laws, potential policy and regulatory changes from the new government in Mexico, possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies and impasses;

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	June 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$60,274	$121,027
Restricted cash	258,677	—
Cash segregated under regulatory requirements	56,314	52,347
Marketable securities	9,127	57,623
Loans held for sale, at fair value	547,968	362,635
Receivables, net	317,663	210,471
Other current assets (see note 17)	48,738	20,994
Total current assets	1,298,761	825,097
Goodwill	481,714	477,532
Mortgage servicing rights, net	392,040	392,626
Loans, forgivable loans and other receivables from employees and partners, net	248,038	209,549
Fixed assets, net	67,686	64,822
Other intangible assets, net	26,677	24,921
Other assets (see note 17)	322,223	278,460
Total assets	$2,837,139	$2,273,007
Liabilities, Redeemable Partnership Interest, and Equity:
Current liabilities:
Warehouse notes payable	$540,571	$360,440
Accrued compensation	228,788	205,395
Current portion of accounts payable, accrued expenses and other liabilities (see note 27)	184,248	124,961
Securities loaned	9,127	57,623
Current portion of payables to related parties	267,397	34,169
Total current liabilities	1,230,131	782,588
Long-term debt	247,150	670,710
Long-term debt payable to related parties	412,500	412,500
Other-long term liabilities (see note 27)	169,079	163,795
Total liabilities	2,058,860	2,029,593
Commitments and contingencies (see note 29)
Redeemable partnership interests	20,884	21,096
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000 shares authorized; 138,922 and 138,594 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,389	1,386
Class B common stock, par value of $0.01 per share: 500,000 shares authorized; 15,840 shares issued and outstanding at June 30, 2018 and December 31, 2017	158	158
Additional paid-in capital	60,294	59,374
Retained earnings	224,906	199,492
Total stockholders’ equity	286,747	260,410
Noncontrolling interests	470,648	(38,092)
Total equity	757,395	222,318
Total liabilities, redeemable partnership interest, and equity	$2,837,139	$2,273,007

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Commissions	$279,833	$239,848	$540,568	$444,806
Gains from mortgage banking activities/originations, net	41,877	73,546	80,791	118,808
Management services, servicing fees and other	144,909	91,677	275,720	174,039
Total revenues	466,619	405,071	897,079	737,653
Expenses:
Compensation and employee benefits	268,980	238,518	521,675	453,663
Allocations of net income and grant of exchangeability to limited partnership units	65,026	23,851	90,835	34,500
Total compensation and employee benefits	334,006	262,369	612,510	488,163
Operating, administrative and other	80,048	59,404	155,475	106,786
Fees to related parties	6,301	4,167	13,195	8,885
Depreciation and amortization	20,201	23,218	42,714	41,455
Total operating expenses	440,556	349,158	823,894	645,289
Other income (losses), net:
Other income (loss)	(365)	(715)	5,342	(1,308)
Total other income (losses), net	(365)	(715)	5,342	(1,308)
Income from operations	25,698	55,198	78,527	91,056
Interest (expense) income, net	(10,582)	1,381	(23,991)	2,515
Income before income taxes and noncontrolling interests	15,116	56,579	54,536	93,571
Provision for income taxes	10,822	1,422	17,755	1,407
Consolidated net income	4,294	55,157	36,781	92,164
Less: Net income attributable to noncontrolling interests	3,555	12	16,045	308
Net income available to common stockholders	$739	$55,145	$20,736	$91,856
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$546	$55,145	$20,542	$91,856
Basic earnings per share	$0.00	N/A	$0.13	N/A
Basic weighted-average shares of common stock outstanding	155,157	N/A	155,447	N/A
Fully diluted earnings per share
Net income for fully diluted shares	$546	N/A	$32,562	N/A
Fully diluted earnings per share	$0.00	N/A	$0.13	N/A
Fully diluted weighted-average shares of common stock outstanding	155,938	N/A	252,804	N/A
Dividends declared per share of common stock	$0.09	N/A	$0.18	N/A
Dividends declared and paid per share of common stock	$0.09	N/A	$0.09	N/A

(1) In accordance with ASC 260, includes a reduction for dividends on preferred stock or units in the amount of $0.2 million for the three and six months ended June 30, 2018.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated net income	$4,294	$55,157	$36,781	$92,164
Comprehensive income, net of tax	4,294	55,157	36,781	92,164
Less: Comprehensive income attributable to noncontrolling interests, net of tax	3,555	12	16,045	308
Comprehensive income available to common stockholders	$739	$55,145	$20,736	$91,856

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	BGC’s Net Investment in Newmark	Noncontrolling Interests in Subsidiaries	Total
Balance, January 1, 2017	$—	$—	$—	$245,877	$735,899	$2,007	$983,783
Consolidated net income	—	—	—	144,492	—	604	145,096
Distributions	—	—	—	(190,877)	—	(71)	(190,948)
Purchase of noncontrolling interests	—	—	—	—	1,092	(1,092)	—
Noncontrolling interests in an entity acquired	—	—	—	—	—	19,146	19,146
Debt assumed from BGC	—	—	—	—	(1,387,500)	—	(1,387,500)
Contributions	—	—	—	—	368,418	—	368,418
Transfer of pre initial public offering (“IPO”) capital to redeemable partnership interests	—	—	—	—	(21,096)	—	(21,096)
Issuance of shares in the Separation (Class A common stock, 115,593,787 shares; Class B common stock, 15,840,049 shares)	1,156	158	(245,815)	—	303,187	(58,686)	—
Proceeds from IPO, net of underwriting discounts and other expenses (Class A common stock, 23,000,000 shares)	230	—	295,189	—	—	—	295,419
Equity-based compensation (Class A common stock, 600,000 shares)	—	—	10,000	—	—	—	10,000
Balance, December 31, 2017	$1,386	$158	$59,374	$199,492	$—	$(38,092)	$222,318
Consolidated net income	—	—	—	20,736	—	16,045	36,781
Cumulative effect of revenue standard adoption	—	—	—	16,463	—	2,342	18,805
Reduction of earnings distributions				2,144	—	—	2,144
Dividends to common stockholders	—	—	—	(13,929)	—	—	(13,929)
Equity-based compensation and related issuance (Class A common stock, 327,746 shares)	3	—	(4,900)	—	—	—	(4,897)
Additional contribution from BGC as a result of the Separation	—	—	5,820	—	—	1,397	7,217
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	(12,441)	(12,441)
BGC's purchase of 16,606,726 exchangeable limited partnership units in Newmark Holdings	—	—	—	—	—	241,960	241,960
Grant of exchangeability, redemption and issuance of limited partnership interests	—	—	—	—	—	84,277	84,277
Issuance of exchangeable preferred partnership units in Newmark OpCo	—	—	—	—	—	174,779	174,779
Net income allocation to redeemable partnership interests	—	—	—	—	—	(1,272)	(1,272)
Issuance of contingent shares and limited partnership units in connection with acquisitions	—	—	—	—	—	1,653	1,653
Balance, June 30, 2018	$1,389	$158	$60,294	$224,906	$—	$470,648	$757,395

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$36,781	$92,164
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on originated mortgage servicing rights	(31,731)	(69,265)
Depreciation and amortization	42,714	41,455
Equity-based compensation and allocations of net income to limited partnership units	83,913	—
Employee loan amortization	11,605	4,358
Deferred tax provision	4,395	—
Change in fair value of contingent consideration	353	—
Unrealized gains on loans held for sale	(7,288)	(2,534)
Income from an equity method investment	(5,019)	—
Amortization of deferred financing costs	509	807
Provision for uncollectible accounts	2,217	(13)
Realized gains on marketable securities	(1,494)	—
Unrealized gains on marketable securities	(1,444)	—
Valuation of derivative asset	2,808	—
Loan originations—loans held for sale	(2,659,827)	(5,811,773)
Loan sales—loans held for sale	2,481,781	5,952,293
Consolidated net income, adjusted for non-cash and non-operating items	(39,727)	207,492
Changes in operating assets and liabilities:
Receivables, net	(44,487)	(21,844)
Loans, forgivable loans and other receivables from employees and partners	(49,910)	(17,757)
Other assets	(24,674)	4,899
Accrued compensation	(2,050)	8,847
Accounts payable, accrued expenses and other liabilities	39,859	9,143
Net cash provided by (used in) operating activities	(120,989)	190,780
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired and repurchases of noncontrolling interests	(5,255)	(1,092)
Payments to related parties	—	(285,000)
Borrowings from related parties	—	155,000
Proceeds from the sale of marketable securities	51,433	—
Investment in cost method investments	(22,500)	—
Purchases of fixed assets	(9,128)	(8,224)
Purchase of mortgage servicing rights	(1,608)	(577)
Net cash provided by (used in) investing activities	12,942	(139,893)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse notes payable	2,659,827	5,851,890
Principal payments on warehouse notes payable	(2,479,696)	(5,175,950)
Proceeds from BGC's purchase of exchangeability limited partnership units in Newmark Holdings	241,960	—
Proceeds from issuance of exchangeable preferred partnership units	152,886	—
Payments to related parties	(18,000)	(1,119,847)
Borrowings from related parties	251,227	434,763
Repayment of long-term debt	(423,560)	—
Distributions to stockholders	(13,929)	—
Payments for IPO offering costs	(8,870)	—
Securities loaned	(48,496)	—
Distributions to noncontrolling interests	(100)	(71)
Payments on acquisition earn-outs	(3,255)	(10,509)
Payment of deferred financing costs	(56)	(884)
Net cash provided by (used in) financing activities	309,938	(20,608)
Net increase (decrease) in cash and cash equivalents	201,891	30,279
Cash and cash equivalents and restricted cash at beginning of period	173,374	117,554
Cash and cash equivalents and restricted cash at end of period	$375,265	$147,833
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$33,366	$12,263
Taxes	$34	$24

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1)	Organization and Basis of Presentation

Newmark Group, Inc., formerly known as Newmark Knight Frank (together with its subsidiaries, “Newmark” or the “Company”), a Delaware corporation, was formed as NRE Delaware, Inc. on November 18, 2016. Newmark changed its name to Newmark Group, Inc. on October 18, 2017. Newmark Holdings, L.P. (“Newmark Holdings”) is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark Partners, L.P. (“Newmark OpCo”), the operating partnership. Newmark is a leading commercial real estate services firm. Newmark offers commercial real estate tenants, owner-occupiers, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management.

Newmark was formed through BGC Partners, Inc.’s (“BGC Partners” or “BGC”) purchase of Newmark & Company Real Estate, Inc. and certain of its affiliates in 2011. A majority of the voting power of BGC Partners is held by Cantor Fitzgerald, L.P. and its affiliates (together, “Cantor”), including Cantor Fitzgerald & Co. which we refer to as “CF&Co.”

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

Concurrently with the Berkeley Point Acquisition, on September 8, 2017 Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment are available. As of June 30, 2018, Newmark’s investment in Real Estate LP is accounted for under the equity method.

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

BGC currently expects to pursue a distribution or spin-off to its common stockholders of all the Class A shares and Class B shares of Newmark common stock that it then owns in a manner intended to qualify as generally tax-free for U.S. federal income tax purposes. The spin-off is subject to a number of conditions, and BGC may determine not to proceed with the spin-off if the BGC board of directors determines, in its sole discretion that the distribution is not in the best interest of BGC and its stockholders. Accordingly, the spin-off may not occur on the expected timeframe, or at all. Key steps that Newmark plans to take toward BGC’s tax-free spin-off of Newmark include: first, Newmark intends to attain its own credit rating; and second, Newmark expects to repay or refinance its $659.7 million of long-term debt owed to or guaranteed by BGC and the $270.0 million of borrowing outstanding under the Intercompany Credit Agreement. This is necessary for the spin-off to be tax free. As of June 30, 2018, Newmark had $258.7 million pledged for the benefit of Fannie Mae in excess of the minimum required balance.

On November 22, 2017, BGC and Newmark entered into an amendment to an unsecured senior term loan credit agreement, dated as of September 8, 2017, with Bank of America, N.A., as administrative agent and a syndicate of lenders. The agreement provides for a term loan of up to $575.0 million (the “Term Loan”), and as of the Separation this entire amount remained outstanding under the term loan credit agreement. Pursuant to the term loan amendment and effective as of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan. Newmark used the proceeds, net of underwriting discounts and commissions from the IPO to partially repay $304.3 million of the Term Loan. During the six months ended June 30, 2018, Newmark repaid the outstanding balance of $270.7 million on the Term Loan.

Also on November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement, dated as of September 8, 2017, with the administrative agent and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. As of the Separation, $400.0 million of borrowings were outstanding under the revolving credit facility. Pursuant to the revolver amendment, the then-outstanding borrowings of BGC under the revolving credit facility were converted into a term loan (the “Converted Term Loan”) and, effective upon the Separation, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. During the six months ended June, 30, 2018, Newmark repaid $152.9 million of the Converted Term Loan. As of June 30, 2018, the balance of the Converted Term Loan was $247.2 million.

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

On March 19, 2018, Newmark entered into an amended and restated credit agreement (the “Intercompany Credit Agreement”) with BGC, which amended and restated the original intercompany credit agreement between the parties in relation to the Separation, dated as of December 13, 2017. The Intercompany Credit Agreement provides for each party to issue revolving loans to the other party in the lender’s discretion. The interest rate on the Intercompany Credit Agreement can be the higher of BGC’s or Newmark’s short term borrowings rate in effect at such time plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. The interest rate as of June 30, 2018 was 5.31%. As of June 30, 2018, the amount outstanding under the Intercompany Facility was $270.0 million and is included in “Current portion of payables to related parties” on the unaudited condensed consolidated balance sheets. Newmark recorded interest expense of $2.7 million and $3.6 million for the three and six months ended June 30, 2018, respectively, which is included in “Interest (expense) income, net” in the unaudited condensed consolidated statement of operations.

Exchangeable Preferred Partnership Units and Forward Contract

On June 18, 2018, Newmark's principal operating subsidiary, Newmark OpCo, issued approximately $175 million of exchangeable preferred limited partnership units ("EPUs") in a private transaction to The Royal Bank of Canada ("RBC") (the “Newmark OpCo Preferred Investment”). Net of transaction costs, Newmark received $152.9 million of cash during the three months ended June 30, 2018 with respect to this transaction. The EPUs were issued in two tranches and are separately convertible by either RBC or Newmark, into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle, in the fourth quarters of 2019 and 2020 for the first and second tranche, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark they have been included as “Noncontrolling interest” on the unaudited condensed consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs as “Retained earnings” on the unaudited condensed consolidated statement of changes in equity and included in “Net income available to common stockholders” for purposes of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, a newly formed special purpose vehicle entity that is a consolidated subsidiary of Newmark, entered into two variable postpaid forward contracts with RBC (together, the "RBC Forward"). The RBC Forward provides the option to both Newmark and RBC for RBC to receive up to 992,247 shares of Nasdaq common stock, received by Newmark pursuant to the Nasdaq earn-out (see note 6 “Marketable Securities”), in each of the fourth quarters of 2019 and 2020 in exchange for either cash or redemption of the EPUs, solely at Newmark’s option. The Nasdaq Earn-Out is related to the BGC’s sale of its eSpeed business to Nasdaq, Inc. (“Nasdaq”) on June 28, 2013. The purchase consideration consisted of $750 million in cash paid upon closing, plus an expected payment of up to 14.9 million shares of Nasdaq common stock to be paid ratably over 15 years beginning in 2013, assuming that Nasdaq, as a whole, generates at least $25 million in gross revenues each of these years. In connection with the separation of Newmark from BGC, during the third quarter of 2017 BGC transferred to Newmark the right to receive the remainder of the Nasdaq earn-out payments.

As the RBC Forward provides Newmark with the ability to redeem the EPUs for Nasdaq stock, and the two instruments are not legally detachable, they represent a single financial instrument. The financial instrument’s EPU redemption feature for Nasdaq common stock is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instrument and therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on the Newmark’s unaudited condensed consolidated statements of operations, with all changes in fair value recorded as a component of ”Other income (losses), net” on Newmark’s unaudited condensed consolidated statements of operations.

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

The following tables summarize the impact of the Berkeley Point Acquisition to Newmark’s unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income before income taxes and noncontrolling interests	$7,799	$48,780	$56,579
Consolidated net income	6,382	48,775	55,157
Net income attributable to noncontrolling interests	12	—	12
Net income available to common stockholders	$6,370	$48,775	$55,145

	Six Months Ended June 30, 2017
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income before income taxes and noncontrolling interests	$15,745	$77,826	$93,571
Consolidated net income	14,362	77,802	92,164
Net income attributable to noncontrolling interests	308	—	308
Net income available to common stockholders	$14,054	$77,802	$91,856

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

Prior to the Separation, BGC used a centralized approach to cash management. Accordingly, excess cash and cash equivalents were held by BGC at the corporate level and were not attributed to Newmark for any of the periods presented. Transfers of cash, both to and from BGC’s centralized cash management system, are included in “current portion of payables to related parties” on the unaudited condensed consolidated balance sheet and as part of the change in payments to and borrowings from related parties in the financing section within the accompanying unaudited condensed consolidated statements of cash flows.

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

(b)	Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued an Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The ASU provides additional guidance on management’s responsibility to evaluate the condition of an entity and the required disclosures based on this assessment. The amendments in this update were effective for the annual period ending after December 15, 2016. The adoption of this standard did not impact Newmark’s unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statement of cash flows. The new standard was effective for Newmark beginning January 1, 2017, and early adoption was permitted. The adoption of this standard did not have a material impact on Newmark’s unaudited condensed consolidated financial statements.

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

There was no significant impact as a result of applying the new revenue standard to Newmark’s unaudited condensed consolidated financial statements for the six months ended June 30, 2018, except as it relates to the revenue recognition of certain brokerage revenues from leasing commissions that were based, in part, on future contingent events and the presentation of expenses incurred on behalf of customers for certain management services subject to reimbursement.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash, which requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new standard became effective beginning January 1, 2018 and required adoption on a retrospective basis. The effect of this guidance resulted in the inclusion of restricted cash and cash segregated under regulatory requirements in the cash and cash equivalents balance on Newmark’s unaudited condensed consolidated statements of cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP. Further ASU 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. The guidance in ASUs 2016-02, 2018-10 and 2018-11 is effective beginning January 1, 2019, with early adoption permitted.

Newmark will adopt the standards on their required effective date. Management has begun evaluating and planning for adoption and implementation of the new leases guidance, including forming an implementation team, selecting a new lease accounting system, evaluating practical expedient, accounting policy and method of adoption elections as well as continuing its assessment of the impact of the new guidance on Newmark’s unaudited condensed consolidated financial statements.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance relate to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The new standard will become effective Newmark beginning January 1, 2019 and early adoption is permitted. The ASU is required to be applied on a prospective basis to all new awards granted after the date of adoption. In addition, any liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the adoption date should be remeasured at fair value as of the adoption date with cumulative effect adjustment to opening retained earnings in the year of adoption. Management expects to adopt this standard on its effective date. The adoption of this guidance is not expected to have a material impact on Newmark’s unaudited condensed consolidated financial statements.

(2)	Limited Partnership Interests

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

BGC Holdings is a consolidated subsidiary of BGC, which along with BGC jointly own BGC U.S. OpCo and BGC Global OpCo, the two BCG operating partnerships. As a result of the Separation and Distribution Agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time holds a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for Newmark Class A common stock). Initially the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one Newmark Class A common stock, however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes.

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

Founding/working partner units are held by limited partners who are primarily employees of BGC and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a component of “Net income attributable to noncontrolling interests” in Newmark’s unaudited condensed consolidated statements of operations to the extent they related to Newmark employees.

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

Cantor Units

Cantor holds limited partnership interests in Newmark Holdings. Cantor units are reflected as a component of “Noncontrolling interests” in the Newmark’s unaudited condensed consolidated balance sheets. Cantor receives allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “Net income attributable to noncontrolling interests” in Newmark’s unaudited condensed consolidated statements of operations.

BGC Units

BGC and its operating subsidiaries hold limited partnership interests in Newmark Holdings. Such BGC units have been reflected as a component of “Noncontrolling interests” in the Newmark’s unaudited condensed consolidated balance sheets. BGC and its operating subsidiaries received allocations of net income (loss), which will be cash distributed on a quarterly basis and will be reflected as a component of “Net income attributable to noncontrolling interests” in Newmark’s unaudited condensed consolidated statements of operations.

Exchangeable Preferred Limited Partnership Units

RBC holds approximately $175.0 million of EPUs in Newmark OpCo, as a result of the Newmark OpCo Preferred Investment.  The EPUs were issued in two tranches and are separately convertible by either RBC or Newmark into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in the fourth quarters of 2019 and 2020 for the first and second tranche, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the unaudited condensed consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through retained earnings on the unaudited condensed consolidated statement of changes in equity and are included in “Net income available to common stockholders” for the purpose of calculating earnings per share.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into BGC Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. In addition, the limited partnership interests held by Cantor in BGC Holdings and Newmark Holdings are generally exchangeable for up to 34.6 million shares of BGC Class B common stock and/or up to the authorized amount of Newmark Class B common stock. In order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a Class A or Class B common stock of BGC, such partner or Cantor must exchange both one BGC Holdings limited partnership interests and a number of Newmark Holdings limited partnership interests equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of BGC Class A and Class B common stock outstanding as of such time (the “distribution ratio”), divided by the exchange ratio. Initially the distribution ratio was equivalent to the contribution ratio (one divided by 2.2 or 0.4545), and immediately following the close of the second quarter of 2018, the distribution ratio equaled 0.4647. As a result of the change in the distribution ratio, certain BGC Holdings limited partnership interests no longer have a corresponding Newmark Holdings limited partnership interest. The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Separation and Distribution Agreement (together referred to as “standalone”) into BGC Class A or Class B common stock is contingent upon the Newmark spin-off. After the spin-off, these standalone BGC limited partnership interests can then become exchangeable into BGC Class A or Class B common stock.

Each quarter, net income (loss) is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, limited partnership units (including BGC units and Cantor units) is allocated to Cantor and reflected as a component of “Net income attributable to noncontrolling interests” in Newmark’s unaudited condensed consolidated statements of operations. In subsequent quarters in which Newmark has net income, the initial allocation of income to the limited partnership interests is to “Net income attributable to noncontrolling interests,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income (loss) allocated to common stockholders.

(3)	Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3, Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Other than the following, during the six months ended June 30, 2018, there were no significant changes made to Newmark’s significant accounting policies.

Equity Investments:

Effective January 1, 2018, in accordance with the new guidance on recognition and measurement of equity investments, Newmark carries its marketable equity securities at fair value and recognizes any changes in fair value in net income (loss). Further, Newmark has elected to use a measurement alternative for its equity investments without a readily determinable fair value, pursuant to which these investments are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. See Note 6—Marketable Securities and Note 7—Cost and Equity Method Investments for additional information. Newmark had realized and unrealized gains/(losses), net of $0.5 million and $2.9 million for the three months and six months ended June 30, 2018, respectively, related to Marketable securities and Investments carried under the measurement alternative.

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

Commissions

For certain revenues based, in part, on future contingent events (e.g., tenant move-in or payment of first month’s rent), Newmark’s performance obligation is typically satisfied at lease signing and, therefore, the portion of the commission that is contingent on a future event is recognized as revenue, if deemed not subject to significant reversal.

Restricted Cash

Represents cash set aside for amounts pledged for the benefit of Fannie Mae in excess of the required cash to secure Newmark’s financial guarantee liability.

Segment:

Newmark has a single operating segment. Newmark is a real estate services firm offering services to commercial real estate tenants, owner occupiers, investors and developers, leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. The chief operating decision maker regardless of geographic location evaluates the operating results of Newmark as total real estate services and allocates resources accordingly. For the three and six months ended June 30, 2018 and 2017, Newmark recognized revenues as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Leasing and other commissions	$178,142	$144,681	$337,513	$272,249
Capital markets	101,691	95,167	203,055	172,557
Gains from mortgage banking activities/origination, net	41,877	73,546	80,791	118,808
Management services, servicing fees and other	144,909	91,677	275,720	174,039
Revenues	$466,619	$405,071	$897,079	$737,653

(4)	Acquisitions

During April of 2018, Newmark completed the acquisition of two former Integra Realty Resources (“IRR”) offices (Boston and Pittsburgh). IRR specializes in commercial real estate valuation and advisory services, and the acquisition provides Newmark with greater geographic coverage.

For the six months ended June 30, 2018, the following tables summarize the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired and liabilities assumed. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur.

As of the Acquisition Date
Assets
Goodwill	$6,626
Other intangible assets, net	546
Other assets	543
Total Assets	7,715
Current liabilities
Current portion of accounts payable, accrued expenses and other liabilities	119
Total Liabilities	119
Net assets acquired	$7,596

The total consideration for acquisitions during the six months ended  June 30, 2018 was approximately $7.6 million in total fair value, comprised of cash and Newmark Holdings limited partnership units. The total consideration included contingent consideration of approximately 82,131 Newmark’s Holding partnership units (with an acquisition date fair value of approximately $1.2 million) and $0.7 million in cash that may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $6.6 million, of which $4.0 million is deductible by Newmark for tax purposes.

These acquisitions are accounted for using the purchase method of accounting. The results of operations of these acquisitions have been included in Newmark’s unaudited condensed consolidated financial statements subsequent to their respective dates of acquisition, which in aggregate contributed $1.0 million to Newmark’s revenue for the three and six months ended June 30, 2018.

On September 8, 2017, Newmark acquired from CCRE 100% of the equity of BPF. The Berkeley Point Acquisition has been determined to be a combination of entities under common control that resulted in a change in the reporting entity (see Note 1—Organization and Basis of Presentation).

The assets and liabilities of BPF have been recorded in Newmark’s unaudited condensed consolidated balance sheets at the seller’s historical carrying value. The excess of the purchase price over BPF’s net assets was accounted for as an equity transaction for the year ended December 31, 2017 (the period in which the transaction occurred). See Note 1—Organization and Basis of Presentation for additional information.

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

On January 13, 2017, Newmark acquired a San Francisco-based advisory firm, Regency Capital Partners (“Regency”). Regency specializes in structured debt and equity for large office and multi-family developments.

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

As of the Acquisition Date
Assets
Cash and cash equivalents	$3,903
Goodwill	64,291
Other intangible assets, net	3,188
Other assets	9,234
Total Assets	80,616
Current liabilities
Current portion of accounts payable, accrued expenses and other liabilities	7,119
Total Liabilities	7,119
Noncontrolling interest	19,145
Net assets acquired	$54,352

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

(5)	Earnings Per Share and Weighted-Average Shares Outstanding

U.S. GAAP guidance—Earnings Per Share provides guidance on the computation and presentation of earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing Net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to the Newmark’s outstanding common stock, FPUs, limited partnership units, Cantor units and BGC units (see Note 2—Limited Partnership Interests). In addition, in relation to the Newmark OpCo Preferred Investment, the EPUs issued in June 2018 are entitled to a preferred payable-in-kind dividend which is recorded as accretion to the carrying amount of the EPUs and is a reduction to Net income (loss) available to common stockholders for the calculation of the Company’s Basic earnings (loss) per share and Fully diluted earnings (loss) per share.

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income available to common stockholders (1)	$546	$55,145	$20,542	$91,856
Basic weighted-average shares of common stock outstanding	155,157	N/A	155,447	N/A
Basic earnings per share	$0.00	N/A	$0.13	N/A

(1) In accordance with ASC 260, includes a reduction for dividends on preferred stock or units in the amount of $0.2 million for the three and six months ended June 30, 2018.

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Fully diluted earnings per share
Net income available to common stockholders	$546	N/A	$20,542	N/A
Allocations of net income to limited partnership interests in BGC Holdings and Newmark Holdings, net of tax	—	N/A	12,020	N/A
Net income for fully diluted shares	$546	N/A	$32,562	N/A
Weighted-average shares:
Common stock outstanding	155,157	N/A	155,447	N/A
Partnership units(1)	—	N/A	96,505	N/A
Other	781	N/A	852	N/A
Fully diluted weighted-average shares of common stock outstanding	155,938	N/A	252,804	N/A
Fully diluted earnings per share	$0.00	N/A	$0.13	N/A

(1)

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—Limited Partnership Interests for more information). As of June 30, 2018, BGC holds 16.6 million limited partnership units in Newmark Holdings and 4.8 million limited partnership units in Newmark OpCo.

For the three months ended June 30, 2018, there were 102.8 million potentially dilutive securities that were excluded from the computation of fully diluted EPS as they would have had an anti-dilutive effect.

(6)	Marketable Securities

On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq. The total consideration received by BGC in the transaction included an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year (the “Nasdaq Earn-Out”). The Nasdaq Earn-Out was excluded from the initial gain on the divestiture and is recognized in income as it is realized and earned when these contingent events have occurred, consistent with the accounting guidance for gain contingencies. The remaining rights under the Nasdaq Earn-Out were transferred to Newmark on September 28, 2017. Any Nasdaq shares that were received by BGC prior to September 28, 2017 were not transferred to Newmark.

In connection with the Nasdaq Earn-Out, Newmark received 992,247 shares during the year ended December 31, 2017. Newmark will receive the remaining Nasdaq Earn-Out of up to 9,922,470 shares of Nasdaq common stock ratably over the next approximately 10 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year.

For further information, refer to the section titled “Exchangeable Preferred Partnership Units and Forward Contract” in Note 1 Organization and Basis of Presentation, see Note 10 – Derivatives and see Note 24 Fair Value of Financial Assets and Liabilities.

During the six months ended June 30, 2018, Newmark sold 650,000 of the Nasdaq shares received. In November of 2017, Newmark sold 242,247 shares and has 100,000 remaining shares as of June 30, 2018. During the six months ended June 30, 2018, the gross proceeds of the shares sold was $51.4 million. For the six months ended June 30, 2018, Newmark recognized a gain on the sale of these securities of $1.5 million. For the three and six months ended June 30, 2018, Newmark also recorded an unrealized gain of $0.6 million and $1.4 million, respectively on the mark to market of these securities, which is included in “Other income (loss)” in Newmark’s unaudited condensed consolidated statement of operations. As of June 30, 2018 and December 31, 2017, Newmark had $9.1 million and $57.6 million, respectively included in “Marketable securities” on its unaudited condensed consolidated balance sheet (see Note 18—Securities Loaned)

(7)	Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. For the three and six months ended June 30, 2018, Newmark recognized $1.8 million and $5.0 million, respectively of equity income included in “Other income (loss)” in its unaudited condensed consolidated statements of operations. As of June 30, 2018 and December 31, 2017, Newmark had $103.6 million and $101.6 million, respectively in an equity method investment, and is included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets.

Investments Carried Under Measurements Alternatives

Newmark had previously acquired investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. Prior to January 1, 2018, these investments were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. The carrying value of the cost method investments was $6.0 million and is included in “Other assets” in the Newmark’s unaudited condensed consolidated balance sheets as of December 31, 2017. Newmark did not recognize any gain or loss relating to cost method investments for the three or six months ended June 30, 2017.

Effective January 1, 2018, these investments are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The carrying value of these investments was $28.7 million and is included in “Other assets” in the Newmark’s unaudited condensed statements balance sheets as of June 30, 2018. Newmark did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the three and six months ended June 30, 2018.

In addition, Newmark owns membership shares, which are included in “Other Assets” in Newmark’s unaudited condensed consolidated balance sheet as of June 30, 2018 and December 31, 2017. Prior to January 1, 2018, these shares were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. Effective January 1, 2018, these shares are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. During the three months ended June 30, 2018, there were no observable transactions to trigger an adjustment to the fair value of these shares. Newmark did not recognize any gains, losses or impairment charges on these shares for the three and six months ended June 30, 2018,

(8)	Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s unaudited condensed consolidated financial statements. Management believes that, as of June 30, 2018 and December 31, 2017, Newmark has met all capital requirements. As of June 30, 2018, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $456.8 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing Program (“TAH”). These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of June 30, 2018 and December 31, 2017, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of June 30, 2018 and December 31, 2017, outstanding borrower advances were approximately $0.2 million and $0.1 million respectively, and are included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets.

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

	Cost Basis	Fair Value
June 30, 2018	$540,680	$547,968
December 31, 2017	$360,440	$362,635

As of June 30, 2018 and December 31, 2017, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. Interest income on loans held for sale was $5.0 million and $9.7 million for the three and six months ended June 30, 2018, respectively, and $12.7 million and $19.2 million for the three and six months ended June 30, 2017, respectively.  Interest income on loans held for sale is included in “Management services, servicing fees and other” in Newmark’s unaudited condensed consolidated statements of operations. Newmark recognized a loss of $7.8 million and a gain of $7.3 million, respectively, during the three and six months ended June 30, 2018, and a loss of $2.2 million and $0.1 million for the three and six months ended June 30, 2017, respectively, for the change in fair value on loans held for sale. These gains were included in “Gains from mortgage banking activities/originations, net” in Newmark’s unaudited condensed consolidated statements of operations.

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

The fair value of derivative contracts, computed in accordance with the Newmark’s netting policy, is set forth below (in thousands):

	June 30, 2018			December 31, 2017
			Notional			Notional
Derivative contract	Assets	Liabilities	Amounts(1)	Assets	Liabilities	Amounts(1)
Forwards (2)	$35,527	$641	$1,686,934	$3,753	$657	$541,359
Rate lock commitments	14,448	13,945	959,295	2,923	2,390	180,918
Total	$49,975	$14,586		$6,676	$3,047

(1)	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and does not represent anticipated losses.
(2)

Included in Forwards is $19.1 million of the RBC Forward (see Note 1 – Organization and Basis of Presentation) which is net of $2.8 million unrealized loss for a change in the fair value of the RBC Forward.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gain from mortgage banking activities/originations, net” in Newmark’s unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of expenses of $0.8 million and $1.0 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, the change in fair value of rate lock commitments are disclosed net of $3.3 million and $1.8 million of expenses, respectively which are reported as part of “Compensation and employee benefits” in the Newmark’s unaudited condensed consolidated statements of operations.

The table below summarizes gains and losses on derivative contracts which are included in the unaudited condensed consolidated statements of operations: for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Location of gain (loss) recognized	Three Months Ended June 30,		Six Months Ended June 30,
	in income for derivatives	2018	2017	2018	2017
Derivatives not designed as hedging instruments:
RBC Forward	Other income (loss)	$2,808	$—	$2,808	$—
Rate lock commitments	Gains from mortgage banking activities/originations, net	1,515	1,101	3,784	1,233
Rate lock commitments	Compensation and employee benefits	(782)	(992)	(3,282)	(1,799)
Forward sale contracts	Gains from mortgage banking activities/originations, net	8,536	7,815	15,802	11,132
		$12,077	$7,924	$19,112	$10,566

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the current portion of “Accounts payable, accrued expenses and other liabilities,” respectively.

(11)	Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit

Newmark is a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provides Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss sharing (see Note 21—Financial Guarantee Liability) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman will also reimburse Newmark for any losses incurred due to violation of underwriting and serving agreements that occurred prior to March 9, 2012. For the three and six months ended June 30, 2018 and 2017, there were no reimbursements under the CEA.

Credit enhancement receivable

As of June 30, 2018, Newmark had $19.2 billion of credit risk loans in its servicing portfolio with a maximum pre-credit enhancement loss exposure of $5.4 billion. Newmark had a form of credit protection from DB Cayman on $343.2 million of credit risk loans with a maximum loss exposure coverage of $103.7 million. The amount of the maximum loss exposure without any form of credit protection from DB Cayman was $5.3 billion.

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

As of June 30, 2018, there was no credit enhancement receivable. Credit enhancement receivables as of December 31, 2017 were $10 thousand and included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets.

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

As of June 30, 2018 and December 31, 2017, the contingent liabilities were $10.8 million and $10.7 million, respectively and are included in “Other long-term liabilities” in Newmark’s unaudited condensed consolidated balance sheets.

(12)	Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Revenues from contracts with customers:
Leasing and other commissions	$178,142	$337,513
Capital markets	101,691	203,055
Management services	107,228	204,160
Revenues	387,061	744,728
Other sources of revenue:
Gains from mortgage banking activities/originations, net(1)	41,877	80,791
Servicing fees and other(1)	37,681	71,560
Revenues	$466,619	$897,079

(1)	Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASU No. 2014-09.

The table below presents the impact to the Newmark’s condensed consolidated balance sheets and condensed consolidated statement of operations as a result of applying the new revenue recognition standard, as codified within ASC 606 (in thousands):

As of June 30, 2018 (1)
Balance Sheet
Assets
Receivables, net	$90,797

Liabilities
Accrued compensation	$42,233
Current portion of accounts payable, accrued expenses and other liabilities	$18,861

(1)	The amounts reflect each affected financial statement line item as they would have been reported under U.S. GAAP, prior to the adoption of the new revenue standard.

Revenue from contracts with customers is recognized when, or as, Newmark satisfies its performance obligations by transferring the promised goods or services to the customers as determined by when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring Newmark’s progress in satisfying the performance obligation as evidenced by the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time when the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration Newmark expects to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, Newmark must consider consideration promised in a contract that includes a variable amount, referred to as variable consideration, and estimate the amount of consideration due to Newmark. Additionally, variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. In determining when to include variable consideration in the transaction price, Newmark considers all information (historical, current and forecast) that is available including the range of possible outcomes, the predictive value of past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of Newmark’s influence, such as market volatility or the judgment and actions of third parties.

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

Disaggregation of Revenue

Newmark’s chief operating decision maker regardless of geographic location evaluates the operating results of Newmark as total real estate. (see Note 3 – Summary of Significant Accounting Policies for further discussion).

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2018 and January 1, 2018 was $2.8 million and $4.6 million, respectively. During the six months ended June 31, 2018, Newmark recognized revenue of $1.8 million that was recorded as deferred revenue at the beginning of the period.

Contract Costs

Newmark capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.

At June 30, 2018, there were no capitalized costs recorded to fulfill a contract.

(13)	Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consists of the following activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Loan originations related fees and sales premiums, net	$17,181	$30,949	$34,998	$46,901
Fair value of expected net future cash flows from servicing recognized at commitment, net	24,696	42,597	45,793	71,907
Gains from mortgage banking activities/originations, net	$41,877	$73,546	$80,791	$118,808

(14)	Mortgage Servicing Rights, Net (MSR)

A summary of the activity in mortgage servicing rights by class for the three months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Servicing Rights	2018	2017	2018	2017
Beginning Balance	$386,953	$359,189	$399,349	$347,558
Additions	25,342	40,459	31,731	69,265
Purchases from an affiliate	1,099	577	1,608	577
Amortization	(20,011)	(18,317)	(39,305)	(35,492)
Ending Balance	$393,383	$381,908	$393,383	$381,908
Valuation Allowance
Beginning Balance	$(5,427)	$(4,574)	$(6,723)	$(7,742)
Decrease (increase)	4,084	(907)	5,380	2,261
Ending Balance	$(1,343)	$(5,481)	$(1,343)	$(5,481)
Net balance	$392,040	$376,427	$392,040	$376,427

Servicing fees are included in “Management services, servicing fees and other” in Newmark’s unaudited condensed consolidated statements of operations and are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Servicing fees	$26,092	$23,734	$51,224	$45,784
Escrow interest and placement fees	3,867	2,021	6,834	3,480
Ancillary fees	2,374	1,085	3,201	2,408
Total servicing fees and escrow interest	$32,333	$26,840	$61,259	$51,672

Newmark’s primary servicing portfolio at June 30, 2018 and December 31, 2017 was approximately $55.6 billion and $54.2 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio at June 30, 2018 and December 31, 2017 was $3.4 billion and $3.8 billion, respectively.

The estimated fair value of the MSRs at June 30, 2018 and December 31, 2017 was $ 435.1 million and $418.1 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flows assumptions used are based on assumptions Newmark believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. The discount rates used in measuring fair value for the three and six months ended June 30, 2018 and 2017 was between 3.0% and 13.5% and varied based on investor type. An increase in discount rate of 100 bps or 200 bps would result in a decrease in fair value by $12.2 million and $23.8 million, respectively, at June 30, 2018. An increase in discount rate of 100 bps or 200 bps would result in a decrease in fair value by $11.8 million and $23.0 million, respectively, at December 31, 2017.

(15)	Goodwill and Other Intangible Assets, Net of Accumulated Amortization

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 and the year ended December 31, 2017 were as follows (in thousands):

Balance at December 31, 2016	$412,846
Acquisitions	64,291
Measurement period adjustments	395
Balance at December 31, 2017	477,532
Acquisitions	6,626
Measurement period adjustments	(2,444)
Balance at June 30, 2018	$481,714

During the six months ended June 30, 2018, Newmark recognized measurement period adjustments of approximately $2.4 million. Newmark had additions to goodwill in the amount of $6.6 million as a result of acquisitions for the six months ended June 30, 2018. During the year ended December 31, 2017, Newmark recognized additional goodwill and measurement period adjustments of approximately $64.3 million and $0.4 million, respectively. (see Note 4—Acquisitions for more information).

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing during the fourth quarter of 2017, which did not result in any goodwill impairment.

Other intangible assets consisted of the following at June 30, 2018 and December 31, 2017 (in thousands, except weighted average life):

	June 30, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$4,400	$—	$4,400	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	7,061	(6,306)	755	0.1
Non-contractual customers	10,863	(2,887)	7,976	2.3
License agreements	4,981	(1,797)	3,184	0.6
Non-compete agreements	5,238	(993)	4,245	1.4
Contractual customers	1,452	(725)	727	0.1
	$39,385	$(12,708)	$26,677	4.5

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$4,400	$—	$4,400	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	7,061	(6,030)	1,031	0.2
Non-contractual customers	7,950	(1,495)	6,455	2.5
License agreements	4,981	(1,298)	3,683	0.9
Non-compete agreements	3,606	(496)	3,110	1.2
Contractual customers	1,452	(602)	850	0.2
Below market leases	15	(13)	2	—
	$34,855	$(9,934)	$24,921	5.0

Intangible amortization expense for the three months ended June 30, 2018 and 2017 was $1.3 million and $1.5 million, respectively. Intangible amortization expense was $2.8 million and $2.8 million for the six months ended June 30, 2018 and 2017, respectively. Intangible amortization is included as a part of “Depreciation and amortization” in Newmark’s unaudited condensed consolidated statements of operations.

The estimated future amortization of definite life intangible assets as of June 30, 2018 was as follows (in thousands):

2018	$2,197
2019	4,302
2020	4,059
2021	3,078
2022 and thereafter	3,251
Total	$16,887

(16)	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Leasehold improvements and other fixed assets	$84,341	$77,313
Software, including software development costs	18,428	17,395
Computer and communications equipment	16,963	15,878
	119,732	110,586
Accumulated depreciation and amortization	(52,046)	(45,764)
	$67,686	$64,822

Depreciation expense for the three months ended June 30, 2018 and 2017 was $3.2 million and $2.8 million, respectively. Depreciation expense was $6.4 million and $5.8 million for the six months ended June 30, 2018 and 2017, respectively. Depreciation expense is included as a part of “Depreciation and amortization” in Newmark’s unaudited condensed consolidated statement of operations.

For the six months ended June 30, 2018 $1.0 million of software development costs were capitalized. Amortization of software development costs totaled $0.2 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively. Amortization of software development costs totaled $0.4 million and $0.2 million for the six months ended June 30, 2018 and 2017, respectively. Amortization of software development costs is included as part of “Operating, administrative and other” in Newmark’s unaudited condensed consolidated statements of operations.

(17)	Other Assets

Other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid expenses	$14,606	$12,708
Derivative assets	30,890	6,676
Rent and other deposits	1,057	1,479
Other	2,185	131
	$48,738	$20,994

Non-current other assets consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Equity method investment	$103,563	$101,562
Deferred tax assets(1)	166,885	168,594
Cost method investments	28,686	6,005
Derivative assets	19,085	—
Other	4,004	2,299
	$322,223	$278,460

(1)

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

As of June 30, 2018 and December 31, 2017, Newmark had securities loaned transactions with Cantor of $9.1 million and $57.6 million, respectively. The market value of the securities lent was $9.1 million and $57.6 million as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, the cash collateral received from Cantor bore an interest rate of 2.4% As of December 31, 2017, the cash collateral received from Cantor bore interest rates ranging from 3.1% to 3.25%. Securities loaned transactions are included in “Securities loaned” in Newmark’s unaudited condensed consolidated balance sheets (See Note 6 – Marketable Securities).

(19)	Warehouse Notes Payable

Newmark uses its warehouse lines and repurchase agreements to fund mortgage loans originated under its various lending programs. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third-party purchase commitments.

As of June 30, 2018, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at June 30, 2018	Stated Spread to One Month LIBOR	Rate Type
Warehouse line due August 20, 2018(1)	$450,000	$—	$258,782	130 bps	Variable
Warehouse line due September 25, 2018	200,000	—	114,503	130 bps	Variable
Warehouse line due October 11, 2018(2)	300,000	—	130,440	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	36,846	120 bps	Variable
	$950,000	$325,000	$540,571

(1)	On July 19, 2018, the maturity date was extended until June 19, 2019.
(2)	The warehouse line was temporarily increased by $300.0 million to $600.0 million for the period of July 2, 2018 to August 16, 2018.

As of December 31, 2017, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2017	Stated Spread to One Month LIBOR	Rate Type
Warehouse line due August 20, 2018(1)	$450,000	$—	$60,715	130 bps	Variable
Warehouse line due September 25, 2018	200,000	—	107,383	130 bps	Variable
Warehouse line due October 11, 2018	300,000	—	174,102	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	18,240	120 bps	Variable
	$950,000	$325,000	$360,440

(1)	On June 8, 2018, the maturity date was extended until August 20, 2018.

Newmark is required to meet a number of financial covenants, including maintaining a minimum of $15.0 million of cash and cash equivalents. Newmark was in compliance with all covenants on June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and the year ended December 31, 2017.

The borrowing rates on the warehouse lines are based on short-term London Interbank Offered Rate (LIBOR) plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(20)	Long-Term Debt and Long-Term Debt Payable to Related Parties

Long-term debt and long-term debt payable to related parties consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Converted Term Loan	$247,150	$400,000
Term Loan	—	270,710
Long-term debt	247,150	670,710
2019 Promissory Note	300,000	300,000
2042 Promissory Note (1)	112,500	112,500
Total long-term debt	$659,650	$1,083,210

(1) On August 3, 2018, Newmark announced that on September 4, 2018, Newmark OpCo will borrow $112.5 million from BGC under the Intercompany Credit Agreement. The proceeds will be used for the repayment of the 2042 Promissory Note on September 5, 2018 (see Note 30 – Subsequent Events).

Converted Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. The maturity date of the facility is September 8, 2019. Borrowings under the Converted Term Loan bear interest at either LIBOR or a defined base rate plus an additional margin, which ranges from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Since there were amounts outstanding under the Term Loan facility as of December 31, 2017, the pricing increased by 50 basis points. The Term Loan was paid in full on March 9, 2018. Since the Term Loan was repaid in full, the pricing of the Converted Term Loan returned to the levels previously described. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of BGC under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. As of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. BGC remains a borrower under, and retains access to, the revolving credit facility for any future draws, subject to availability which increases as Newmark repays the Converted Term Loan. During the three months ended June 30, 2018, Newmark partially repaid $152.9 million of the Converted Term Loan. Borrowings outstanding under the Converted Term loan as of June 30, 2018 and December 31, 2017 were $ 247.2 million and $400.0 million, respectively. As of June 30, 2018, the interest rate on the Converted Term Loan was 4.31%. Newmark recorded interest expense related to the Converted Term Loan for the three and six months ended June 30, 2018 in the amount of $4.4 million and $9.0 million, respectively. There was no interest expense recorded for the three and six months ended June 30, 2017.

Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The term loan credit agreement provides for loans of up to $575.0 million. The maturity date of the agreement is September 8, 2019. Borrowings under the Term Loan bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Since there were amounts outstanding under the term loan facility as of December 31, 2017, the pricing increased by 50 basis points. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the BGC as borrower under the Term loan. The Term Loan is also subject to mandatory prepayment from 100% of net cash proceeds of all material asset sales and debt and equity issuances (subject to certain customary exceptions, including sales under the BGC’s CEO sales program). The net proceeds from the IPO were used to partially repay $304.3 million of the Term Loan. On March 9, 2018. During the six months ended June 30, 2018, Newmark repaid the outstanding balance of $270.7 million on the Term Loan, at which point the facility was terminated. As of June 30, 2018, there were no borrowings outstanding under the Term Loan. Newmark recorded interest expense related to the Term Loan of $2.6 million for six months ended June 30, 2018.

As of June 30, 2018 the carrying value of Converted Term Loan approximated the fair value. As of December 31, 2017 the carrying value of the Converted Term Loan and Term Loan approximated the fair value.

On December 13, 2017, in connection with the Separation, Newmark assumed from BGC an aggregate of $300.0 million principal amount of its 2019 Promissory Note due December 9, 2019 and $112.5 million principal amount of its 2042 Promissory Note due June 26, 2042. The 2019 Promissory Note bears interest at 5.375% and the 2042 Promissory Note bears interest at 8.125%. The 2019 and 2042 Promissory Notes are recorded at amortized cost. As of June 30, 2018 and December 31, 2017, the carrying amounts and estimated fair values of the 2019 and 2042 Promissory Notes were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Promissory Note	$300,000	$307,290	$300,000	$313,125
2042 Promissory Note	112,500	115,695	112,500	116,550
	$412,500	$422,985	$412,500	$429,675

The fair value of the 2042 Promissory Notes was determined using observable market prices as these securities are traded and are considered Level 1 within the fair value hierarchy as they are deemed to be actively traded and the 2019 Promissory Notes are considered Level 2 within the fair value hierarchy.

For the three months ended June 30, 2018, Newmark recorded interest expense on its 2019 Promissory Note and 2042 Promissory Note in the amount of $4.3 million and $2.3 million, respectively. For the six months ended June 30, 2018, Newmark recorded interest expense on its 2019 Promissory Note and 2042 Promissory Note in the amount of $8.6 million and $4.6 million, respectively. The 2019 Promissory Note and 2042 Promissory Note are included in “Long-term debt payable to related parties” on Newmark’s unaudited condensed consolidated balance sheets.

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

At June 30, 2018, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $19.2 billion with a maximum potential loss of approximately $5.4 billion, of which $0.1 billion is covered by the Credit Enhancement Agreement (see Note 11—Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit).

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

At June 30, 2018 and the year ended December 31, 2017, changes on the estimated liability under the guarantee liability were as follows:

Financial guarantee liability (in thousands)
Balance at December 31, 2016	$(413)
Reversal of provision	359
Balance at December 31, 2017	$(54)
Reversal of provision	7
Balance at June 30, 2018	$(47)

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

See Note 11—Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit for further explanation of credit protection provided by DB Cayman. The provisions for risk sharing are included in “Operating, administrative and other” in Newmark’s unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Increase (decrease) to financial guarantee liability	$(14)	$(208)	$(7)	$(213)
Decrease (increase) to credit enhancement asset	—	140	10	144
Increase (decrease) to contingent liability	1	6	1	6
Total expense	$(13)	$(62)	$4	$(63)

(22)	Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 21—Financial Guarantee Liability). As of June 30, 2018, 26% and 15% of $5.4 billion of the maximum loss (see Note 21—Financial Guarantee Liability) was for properties located in California and Texas, respectively. As of December 31, 2017, 26% and 15% of $5.3 billion of the maximum loss (see Note 21—Financial Guarantee Liability) was for properties located in California and Texas, respectively.

(23)	Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to approximately $0.8 billion and $0.8 billion, as of June 30, 2018 and December 31, 2017, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance at June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$9,127	$—	$—	$9,127
RBC Forward		19,085		19,085
Loans held for sale, at fair value	—	547,968	—	547,968
Rate lock commitments	—	—	14,448	14,448
Forwards	—	—	16,442	16,442
Total assets	$9,127	$567,053	$30,890	$607,070
Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$21,574	$21,574
Rate lock commitments	—	—	13,945	13,945
Forwards	—	—	641	641
Total Liabilities	$—	$—	$36,160	$36,160

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$57,623	$—	$—	$57,623
Loans held for sale, at fair value	—	362,635	—	362,635
Rate lock commitments	—	—	2,923	2,923
Forwards	—	—	3,753	3,753
Total assets	$57,623	$362,635	$6,676	$426,934
Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$23,711	$23,711
Rate lock commitments	—	—	2,390	2,390
Forwards	—	—	657	657
Total Liabilities	$—	$—	$26,758	$26,758

There were no transfers among level 1, 2 and level 3 for the six months ended June 30, 2018 and the year ended December 31, 2017.

Level 3 Financial Assets and Liabilities Changes in Level 3 rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the three June 30, 2018 were as follows (in thousands):

	Opening Balance April 1, 2018	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance as of June 30, 2018	Unrealized (gains) losses outstanding as of June 30, 2018
Accounts payable, accrued expenses and other liabilities—contingent consideration	$23,087	$295	$689	$(2,497)	$21,574	$295
Rate lock commitments and forwards, net	7,036	16,304	—	(7,036)	16,304	16,304
	$30,123	$16,599	$689	$(9,533)	$37,878	$16,599

 Changes in Level 3 rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the three months June 30, 2017 were as follows (in thousands):

	Opening Balance as of April 1, 2017	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance as of June 30, 2017	Unrealized (gains) losses outstanding as of June 30, 2017
Accounts payable, accrued expenses and other liabilities—contingent consideration	$28,998	$1,543	$—	$(355)	$30,186	$1,543
Rate lock commitments and forwards, net	2,462	10,566	—	(2,462)	10,566	10,566
	$31,460	$12,109	$—	$(2,817)	$40,752	$12,109

Changes in Level 3 rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the six months ended June 30, 2018 were as follows (in thousands):

	Opening Balance January 1, 2018	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance as of June 30, 2018	Unrealized (gains) losses outstanding as of June 30, 2018
Accounts payable, accrued expenses and other liabilities—contingent consideration	$23,711	$429	$689	$(3,255)	$21,574	$429
Rate lock commitments and forwards, net	3,629	16,304	—	(3,629)	16,304	16,304
	$27,340	$16,733	$689	$(6,884)	$37,878	$16,733

Changes in Level 3 rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the six months ended June 30, 2017 were as follows (in thousands):

	Opening Balance as of January 1, 2017	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance as of June 30, 2017	Unrealized (gains) losses outstanding as of June 30, 2017
Accounts payable, accrued expenses and other liabilities—contingent consideration	$38,713	$1,981	$—	$(10,508)	$30,186	$1,981
Rate lock commitments and forwards, net	10,254	10,566	—	(10,254)	10,566	10,566
	$48,967	$12,547	$—	$(20,762)	$40,752	$12,547

(1)	Realized losses are reported in “Other income (loss)” in Newmark’s unaudited condensed consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

June 30, 2018
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$21,574	Discount rate—6.8% weighted average rate(1)
Derivative assets and liabilities:			Financial forecast information
Forward sale contracts	$14,448	$13,945	Counterparty credit risk
Rate lock commitments	$16,442	$641	Counterparty credit risk

December 31, 2017
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$23,711	Discount rate—6.43% weighted average rate(1)
Derivative assets and liabilities:			Financial forecast information
Forward sale contracts	$3,753	$657	Counterparty credit risk
Rate lock commitments	$2,923	$2,390	Counterparty credit risk

(1)	Newmark’s estimate of contingent consideration as of June 30, 2018 and December 31, 2017 was based on the acquired business’ projected future financial performance, including revenues.

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

Sensitivity Analysis - Level 3 Measurements

As of June 30, 2018 and December 31, 2017, the present value of expected payments related to Newmark’s contingent consideration was $21.6 million and $23.7 million, respectively (see Note 29- Commitments and Contingencies). The undiscounted value of the payments, assuming that all contingencies are met, would be $24.0 million and $27.7 million, respectively. Valuations for contingent consideration are conducted by Newmark. Each reporting period, Newmark updates unobservable inputs. Newmark has a formal process to review changes in fair value for satisfactory explanation.

(25)	Related Party Transactions

Service Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and BGC. For the three months ended June 30, 2018 and 2017, allocated expenses were $6.3 million and $4.2 million, respectively. Allocated expenses were $13.2 million and $8.9 million for the six months ended June 30, 2018 and 2017, respectively These expenses are included as part of “Fees to related parties” in Newmark’s unaudited condensed consolidated statements of operations.

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

As of June 30, 2018 and December 31, 2017, the aggregate balance of employee loans was $248.0 and $209.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in Newmark’s unaudited condensed consolidated balance sheets. Compensation expense for the above mentioned employee loans for the three months ended June 30, 2018 and 2017 was $5.2 million and $2.4 million, respectively. For the six months ended June 30, 2018 and 2017, compensation expense was $11.2 million and $4.4 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in Newmark’s unaudited condensed consolidated statements of operations.

Transactions with Cantor Commercial Real Estate Company, L.P.

Newmark has a referral agreement in place with CCRE, in which Newmark’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue share agreement, Newmark did not recognize any revenue for the three and the six months ended June 30, 2017. Newmark also did not recognize any revenue related to this agreement during the three and six months ended June 30, 2018.

Newmark also has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE for the three and six months ended June 30, 2018 and 2017, respectively.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Revenue from these referrals were $0.1 million and $0.5 million for the three months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 and 2017, revenue from these referrals were $3.7 million and $0.8 million, respectively, and was recognized in “Gain from mortgage banking activities/originations, net” in Newmark’s unaudited condensed consolidated statements of operations. These referrals fees are net of the broker fees and commissions to CCRE of $26 thousand and $0.1 million for the three months ended June 30, 2018 and 2017, respectively and $0.7 million and $0.3 million for the six months ended June 30, 2018 and 2017, respectively.

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

On March 11, 2015, Newmark and CCRE entered into a note receivable/payable that allows for advances to or from CCRE at an interest rate of 1-month LIBOR plus 1.0%. On September 8, 2017, the note receivable/payable was terminated, and all outstanding advances due were paid off. Newmark recognized interest income of $0.2 million for the three and six months ended June 30, 2017. The Company recognized interest expense of $0.3 million for the three months ended June 30, 2017, and $2.4 million for the six months ended June 30, 2017.

For the six months ended June 30, 2018, Newmark purchased the primary servicing rights for $0.6 billion of loans originated by CCRE for $1.0 million. For the six months ended June 30, 2017, Newmark purchased the primary servicing rights for $0.3 billion of loans originated by CCRE for $0.6 million Newmark also services loans for CCRE on a “Fee for service” basis, generally prior to a loan’s sale or securitization, and for which no mortgage servicing right is recognized. Newmark recognized $1.0 million for the three months ended June 30, 2018 and $0.9 million for the three months ended June 30, 2017, and $1.9 million for both the six months ended June 30, 2018 and 2017, respectively, of servicing revenues from (excludes interest and placement fees) loans purchased from CCRE on a “fee for service” basis, which was included as part of “Management services, servicing fee and other” in Newmark’s unaudited condensed consolidated statements of operations.

CF Real Estate Finance Holdings, LP.

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment opportunities are available. As of June 30, 2018, $145.0 million had been loaned to related parties. As of June 30, 2018, Newmark’s investment is accounted for under the equity method.

IPO

On December 13, 2017, prior to the closing of the IPO, BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo, Cantor, and BGC Global OpCo entered into the Separation and Distribution Agreement. The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries with respect to the Separation and related matters. For additional information, (see Note 1 — Organization and Basis of Presentation). In addition, in connection with the Separation and Newmark IPO, on December 13, 2017 a Registration Rights Agreement by and among Cantor, BGC and Newmark, an Amended and Restated Tax Receivable Agreement by and between Cantor and BGC, an Exchange Agreement by and among Cantor, BGC and Newmark, and Administrative Services Agreement by and between Cantor and Newmark (see “Service Agreements” above), and a Tax Receivable Agreement by and between Cantor and Newmark were entered into.

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, including Cantor, whereby each holder of BGC Holdings limited partnership interests at that time now holds a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by the contribution ratio, divided by the current exchange ratio. The exchange ratio is subject to adjustment, in accordance with the terms of the separation agreement (for additional information, see Note 2 — Limited Partnership Interests.)

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

Payables to Related Parties

On March 19, 2018, Newmark entered into the “Intercompany Credit Agreement” with BGC, which amended and restated the original intercompany credit agreement between the parties in relation to the Separation, dated as of December 13, 2017. The Intercompany Credit Agreement provides for each party to issue revolving loans to the other party in the lender’s discretion. The interest rate on the Intercompany Credit Agreement can be the higher of BGC’s or Newmark’s short term borrowings rate in effect at such time plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark.  The interest rate as of June 30, 2018 was 5.31%. As of June 30, 2018, the amount outstanding under the Intercompany Facility was $270.0 million and is included in “Current portion of payables to related parties” on the unaudited condensed consolidated balance sheets. Newmark recorded interest expense of $2.7 million and $3.6 million for the three and six months ended June 30, 2018, which is included in “Interest income (expense), net” in the unaudited condensed consolidated statement of operations.

As of December 31, 2017, the related party receivables and current portion of payables to related parties were $0.0 million and $34.2 million, respectively.

(26)Income Taxes

Newmark’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of its U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2—Limited Partnership Interests) for discussion of partnership interests) rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized.

Provisional amounts in effective rate

On December 22, 2017, “H.R.1,” formerly known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), was signed into law in the U.S. The 2017 Tax Act is expected to have a favorable impact on Newmark’s effective tax rate and net income as reported under generally accepted accounting principles both in the first quarter of 2018 and subsequent reporting periods to which the 2017 Tax Act is effective. Newmark is applying the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act. As of June 30, 2018, Newmark has not completed its accounting for all of the tax effects of the 2017 Tax Act. Newmark will continue to make and refine its calculations as additional analysis is completed. The final impact of the 2017 Tax Act may differ from Newmark’s estimate for the provision for income taxes, possibly materially, due to, among other factors, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by Newmark as a result of the 2017 Tax Act.

Because of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, Newmark continues to evaluate this provision of the 2017 Tax Act. Under U.S. GAAP, Newmark can elect an accounting policy choice to either (a) treat future taxes related to GILTI as a current period expense when incurred (“period cost method”) or (b) factor amounts related to GILTI into Newmark’s measurement of its deferred taxes (“deferred method”). Newmark’s accounting for the effects of the GILTI tax law provisions is incomplete at this time, and, therefore, Newmark is not yet able to reasonably estimate the effect of this provision of the 2017 Tax Act nor has an accounting policy decision been made with respect to GILTI. As of June 30,, 2018, because Newmark is still evaluating the GILTI provisions as well as future taxable income that may be subject to GILTI, Newmark shall include GILTI related to current-year operations, if any, only in the Estimated Annualized Effective Tax Rate and have not provided additional GILTI on deferred items.

Pursuant to U.S. GAAP guidance, Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2018, Newmark had $0.7 million of unrecognized tax benefits which, if recognized, would affect the effective tax rate. As of December 31, 2017, Newmark’s unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, all of which, if recognized, would affect the effective tax rate. Newmark recognizes interest and penalties related to income tax matters in ”Provision for income taxes”, in Newmark’s unaudited condensed consolidated statements of operations. As of June 30, 2018, Newmark had approximately $0.2 million of accrued interest and penalties related to uncertain tax positions. As of December 31, 2017, there were $45 thousand of accrued interest and penalties related to uncertain tax positions.

(27)	Accounts Payable, Accrued Expenses and Other Liabilities

The current portion of accounts payable, accrued expenses and other liabilities consisted of the following:

	June 30,	December 31,
	2018	2017
Accounts payable and accrued expenses	$97,571	$79,376
Payroll taxes payable	24,041	12,673
Outside broker payable	43,308	23,361
Contingent consideration	4,742	6,504
Derivative liability	14,586	3,047
	$184,248	$124,961

Other long-term liabilities consisted of the following:

	June 30,	December 31,
	2018	2017
Deferred rent	$41,974	$41,875
Payroll taxes payable	52,381	48,248
Accrued compensation	32,845	31,411
Credit enhancement deposit	25,000	25,000
Contingent consideration	16,832	17,207
Financial guarantee liability	47	54
	$169,079	$163,795

(28)	Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of Newmark’s Class A common stock upon exchange of Newmark limited partnership units (see Note 2—Limited Partnership Interests). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s sole stockholder, BGC, for Newmark to issue up to 400.0 million aggregate number of shares of Class A common stock of Newmark, of which 50.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of June 30, 2018, 0.2 million units have been granted and 399.8 million are available for future issuances.

Prior to the Separation, BGC’s Compensation Committee granted various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of BGC’s Class A common stock upon exchange of BGC’s limited partnership units (see Note 2—Limited Partnership Interests).

(a)	Limited Partnership Units

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings. Each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by an amount calculated in accordance with the BGC Holdings limited partnership agreement the distribution ratio, divided by an amount, as of June 30, 2018, is 0.9919, subject to adjustment, by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”).

A summary of the activity associated with limited partnership units held by Newmark employees in BGC Holdings is as follows:

Number of Units
Balance at December 31, 2017	64,708,915
Granted	1,475,928
Redeemed/exchanged units	(1,973,880)
Forfeited units	(93,610)
Balance at June 30, 2018	64,117,353

A summary of the activity of the number of share-equivalent limited partnership units and post IPO grants of Newmark LPU’s held by Newmark employees in Newmark Holdings is as follows:

Number of Units
Balance at December 31, 2017	29,413,143
Granted	11,309,504
Redeemed/exchanged units	(990,530)
Forfeited units	(43,730)
Balance at June 30, 2018	39,688,387

As of June 30, 2018 and December 31, 2017, Newmark employees had 64.1 million and 64.7 million BGC Holdings limited partnership units outstanding, respectively. In addition, there were 39.7 million and 29.4 million limited partnership units in Newmark Holdings outstanding as of June 30, 2018 and December 31, 2017, respectively. As a result of the Newmark IPO and the related Separation and Distribution Agreement, BGC Holdings limited partnership units can only be exchanged into BGC Class A common stock with a number of Newmark Holdings limited partnership units equal to a BGC Holdings limited partnership unit multiplied by the distribution ratio and divided by the exchange ratio. Certain standalone BGC Holdings limited partnership units that do not have corresponding Newmark Holdings limited partnership units, may only become exchangeable into BGC’s Class A common stock once the Distribution has occurred (see Note 2—Limited Partnership Interests for further details on the Separation and Distribution Agreement.

During the three months ended June 30, 2018, BGC granted exchangeability on 5.0 million and 2.2 million limited partnership units in BGC Holdings and Newmark Holdings held by Newmark employees, respectively. During the six months ended June 30, 2018, BGC granted exchangeability on 6.7 million and 3.3 million limited partnership units in BGC Holdings and Newmark Holdings, respectively. During the three and six months ended June 30, 2017, BGC granted exchangeability on 1.6 million and 2.2 million limited partnership units in BGC Holdings to Newmark employees, respectively. For the three and six months ended June 30, 2018 Newmark incurred compensation expense of $60.3 million and $82.1 million, respectively related to the exchangeability granted in each period. For the three and six months ended June 30, 2017, Newmark incurred compensation expense of $17.6 million and $23.7 million, respectively related to grants of exchangeability on limited partnership units in BGC Holdings. For the three and six months ended June 30, 2017 there was no expense related to the grant of exchangeability on Newmark Holdings.

As of June 30, 2018 and December 31, 2017, the number of share-equivalent limited partnership units exchangeable into shares of BGC’s Class A common stock at the discretion of the unit holder was 20.9 million and 12.3 million, respectively. The number of share-equivalent limited partnership units exchangeable into shares of BGC Class A common stock as of June 30, 2018, represent 20.9 million limited partnership units in BGC Holdings and 9.8 million limited partnership units in Newmark Holdings exchangeable together into 20.9 million shares of BGC Class A common stock. Due to the change in the exchange ratio during the second quarter of 2018 there are 0.7 million standalone BGC units as of June 30, 2018 that are exchangeable into BGC Class A common stock contingent upon the Newmark spinoff. The number of share-equivalent limited partnership units exchangeable into shares of BGC Class A common stock as of December 31, 2017 represented 12.3 million and 5.6 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, exchangeable together into 12.3 million shares of BGC Class A common stock.

As of June 30, 2018, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $147.8 million. The number of outstanding limited partnership units with a post-termination pay-out represented 12.1 million limited partnership units in BGC Holdings and 5.7 million limited partnership units in Newmark Holdings, of which approximately 5.3 million units in BGC Holdings and 2.5 million units in Newmark Holdings were unvested. As of June 30, 2018, the aggregate estimated fair value of these limited partnership units was approximately $27.0 million. In addition, beginning January 1, 2018, Newmark began granting standalone limited partnership units in Newmark Holdings to Newmark employees. As of June 30, 2018, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $48.7 million. The number of outstanding limited partnership units with a post-termination pay-out represent 3.2 million limited partnership units in Newmark Holdings, of which approximately 2.4 million units in Newmark Holdings were unvested. As of June 30, 2018, the aggregate estimated fair value of these limited partnership units was approximately $4.7 million. As of December 31, 2017, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $232.9 million. The number of outstanding limited partnership units with a post-termination pay-out as of December 31, 2017 was approximately 23.4 million, of which approximately 13.2 million were unvested. As of December 31, 2017, the number of outstanding limited partnership units with a post-termination pay-out represent 23.4 million and 10.6 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, of which approximately 13.2 million and 6.0 million units in BGC Holdings and Newmark Holdings, respectively, were unvested. As of December 31, 2017, the aggregate estimated fair value of these limited partnership units was approximately $39.2 million.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with Newmark’s acquisitions. As of June 30, 2018 and December 31, 2017, the aggregate estimated fair value of these acquisition related limited partnership units was $6.4 million and $14.3 million, respectively. The liability for such acquisition-related limited partnership units is included in “Other long-term liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. Newmark recognized compensation expense (benefit), before associated income taxes, related to these limited partnership units that were not redeemed of $1.8 million and $4.3 million three months ended June 30, 2018 and 2017, respectively. Newmark recognized compensation expense (benefit), before associated income taxes, related to these limited partnership units that were not redeemed of $(6.9) million and $10.1 million for the six months ended June 30, 2018 and 2017, respectively. These are included in “Compensation and employee benefits” in Newmark’s unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units was $4.6 million and $6.2 million for the three months ended June 30, 2018 and 2017, respectively. The allocation of income to limited partnership units was $8.8 million and $10.8 million for the six months ended June 30, 2018 and 2017, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units” in Newmark’s unaudited condensed consolidated statements of operations.

(b)	Restricted Stock Units

A summary of the activity associated with RSU’s in Newmark is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value	Weighted-Average Remaining Contractual Term (Years)
Balance at December 31, 2017	—	$—	—
Granted units	211,537	13.92	—
Balance at June 30, 2018	211,537	$13.92	2.61

Beginning January 1, 2018, Newmark began granting Newmark RSUs to Newmark employees. The fair value is determined on the date of grant based on the market value of Newmark Class A common stock in the same fashion as described above, and the awards vest ratably over the 2-3 year vesting period into shares of Newmark Class A common stock.

The fair value of RSUs awarded to employees and directors is determined on the date of grant based on the market value of Newmark’s  Class A common stock (adjusted if appropriate based upon the award’s eligibility to receive dividends), and is recognized, net of the effect of estimated forfeitures, ratably over the vesting period. Newmark uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employees and directors RSUs. Each RSU is settled in one share of Newmark’s Class A common stock upon completion of the vesting period.

During the six months ended June 30, 2018, Newmark granted 0.2 million of RSUs with aggregate estimated grant date fair value of $2.9 million to employees and directors of Newmark. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a 2-3 year vesting period.

As of June 30, 2018, the aggregate estimated grant date fair value of outstanding Newmark RSU’s was $2.9 million.

During the six months ended June 30, 2017, BGC granted 0.2 million of RSUs to Newmark employees with aggregate estimated grant date fair values of $2.2 million to employees and directors of Newmark. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

As of June 30, 2018 and December 31, 2017, the aggregate estimated grant date fair value of outstanding of the BGC RSUs to Newmark employees was $2.1 million and $3.3 million, respectively.

Compensation expense related to BGC RSUs, before associated income taxes, was approximately $0.2 million and compensation expense related to Newmark RSUs, before associated income taxes, was approximately $0.3 million for the three months ended June 30, 2018. Compensation expense related to BGC RSUs, before associated income taxes, was approximately $0.3 million for the three months ended June 30, 2017. Compensation expense related to BGC RSUs, before associated income taxes, was approximately $0.7 million and compensation expense related to Newmark RSUs, before associated income taxes, was approximately $0.3 million for the six months ended June 30, 2018. Compensation expense related to BGC RSUs, before associated income taxes, was approximately $0.6 million for the six months ended June 30, 2017. As of June 30, 2018 there was approximately $2.7 million total unrecognized compensation expense related to unvested Newmark RSUs and approximately $2.1 million total unrecognized compensation expense related to unvested BGC RSUs.

Newmark may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The total compensation expense recognized in relation to the deferred cash compensation awards for the three months June 30, 2018 and 2017 were $0.4 million and $0.2 million, respectively. The total compensation expense recognized in relation to the deferred cash compensation awards for the six months June 30, 2018 and 2017 were $1.4 million and $0.4 million, respectively As of June 30, 2018 and December 31, 2017, the total liability for the deferred cash compensation awards was $1.0 million and $0.4 million, respectively, and is included in “Other long-term liabilities” in Newmark’s unaudited condensed consolidated balance sheets.

(29)	Commitments and Contingencies

Contractual Obligations and Commitments

As of June 30, 2018 and December 31, 2017, Newmark was committed to fund approximately $1 billion and $244 million, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

Lease Commitments

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2031. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Rent expense for the three months ended June 30, 2018 and 2017 was $10.5 million and $9.2 million, respectively. Rent expense for the six months ended June 30, 2018 and 2017 was $20.7 million and $19.0 million, respectively. Rent expense is reported in “Operating, administrative and other” in Newmark’s unaudited condensed consolidated statements of operations.

Contingent Payments Related to Acquisitions

Newmark completed acquisitions in 2014, 2015, 2016 and 2017 for which contingent cash consideration may be issued on certain targets being met through 2021 of $10.7 million. The contingent equity instruments are issued by and are recorded as a payable to related party on Newmark’s unaudited condensed consolidated balance sheet. The contingent cash liability is recorded at fair value as deferred consideration on Newmark’s unaudited condensed consolidated balance sheets.

Contingencies

In the ordinary course of business, various legal actions are brought and are pending against Newmark and its subsidiaries in the U.S. and internationally. In some of these actions, substantial amounts are claimed. Newmark is also involved, from time to time, in reviews, examinations, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding Newmark’s businesses, which may result in regulatory, civil and criminal judgments, settlements, fines, penalties, injunctions or other relief. The following generally does not include matters that Newmark has pending against other parties which, if successful, would result in awards in favor of Newmark or its subsidiaries.

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

(30)Subsequent Events

On July 19, 2018, NKF extended the maturity date of Warehouse line from August 20, 2018 to June 19, 2019. The balance of this warehouse line was $258.8 million as of June 30, 2018.

On July 20, 2018, NKF acquired Jackson & Cooksey, Inc., a Texas corporation, a nationally known corporate tenant representation real estate agency.

On August 1, 2018, Newmark’s Board of Directors declared a quarterly cash dividend of $0.09 per share for the second quarter of 2018, payable on September 5, 2018 to Newmark Class A and Class B common stockholders of record as of August 20, 2018.

On August 1, 2018, Newmark’s Board of Directors doubled its repurchase authorization to $200.0 million.

On August 3, 2018, BGC delivered a notice of redemption to the holders of its outstanding its 8.125% BGC Senior Notes, which redemption will occur on September 5, 2018. BGC’s redemption of 8.125% BGC Senior Notes will accelerate Newmark’s obligation to repay the 2042 Promissory Note. Accordingly, on September 4, 2018, Newmark OpCo will borrow $112.5 million from BGC pursuant to the Intercompany Credit Agreement which loan will bear interest at an annual rate equal to 6.5%. Newmark OpCo will use the proceeds of the Intercompany Credit Agreement loan to repay the $112.5 million of the 2042 Promissory Note.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2018 and 2017. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

Overview and Business Environment

Newmark is a rapidly growing, high-margin, full-service commercial real estate services business. Since 2011, the year in which we were acquired by BGC Partners, Inc. (“BGC”), we have been the fastest growing U.S. commercial real estate services firm (when compared with our publicly traded U.S. peers), with a revenue compound annual growth rate of 36.8%. We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and government-sponsored enterprise (which we refer to as “GSE”) lending and loan servicing, mortgage broking and equity-raising. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the six months ended June 30, 2018, we generated revenues of $897.1 million representing growth of 21.6%, versus the same period in the prior year.

We generate revenues from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Our growth to date has been focused in North America. We have more than 5,000 employees, including over 1,550 revenue-generating producers in over 120 offices in 90 cities. In addition, Newmark has licensed its name to 16 commercial real estate providers that operate out of 31 offices in certain locations, where Newmark does not have its own offices. Our partner, Knight Frank, operates out of nearly 300 offices.

The discussion of our financial results reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the Newmark name in their branding or marketing.

Over the past several years, we expanded our capital markets capabilities through the strategic addition of many prolific, accomplished capital markets brokers in key markets throughout the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer, with a servicing portfolio of $58.9 billion as of June 30, 2018 (of which approximately 5.7% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans. We have also begun a dramatic expansion of our valuation and appraisal business from which we expect to see significant growth, particularly in conjunction with our increasingly robust capital markets platform.

We continue to invest in the business by adding dozens of high profile and talented brokers and other revenue-generating professionals. Historically, newly hired commercial real estate brokers tend to achieve dramatically higher productivity in their second and third years with our company, although we incur related expenses immediately. As our newly hired brokers increase their production, we expect our commission revenue and earnings growth to strongly accelerate, thus reflecting our operating leverage. We expect our overall profitability to increase as we increase the size and scale of our business. Our pre-tax margins are impacted by the mix of revenues generated. For example, Gains from mortgage banking activities/originations, net, which includes revenues related to commercial mortgage origination, tends to have higher pre-tax margins than Newmark as a whole. In addition, capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and more seasonality when compared with leasing advisory. Capital markets transactions tend to have higher pre-tax margins than leasing advisory transactions, while leasing advisory revenues are generally more predictable than revenues from capital markets. Property and facilities management, along with certain of our other Global Corporate Services (“GCS”) products, generally have the most predictable and steady revenues, although pre-tax earnings margins for property and facilities management are at the lower end of those for our business as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period of time, which provides us with stable and foreseeable sources of revenues. Newmark’s revenues are balanced between businesses that are relatively less predictable and contractual sources that are very predictable. Approximately 67% of our revenues and other income for the trailing twelve months ended June 30, 2018 were generated by our most predictable and highly visible sources, including agency leasing, valuation, GCS, management services, income related to the receipt of Nasdaq shares, loan servicing and tenant representation leasing business. The remaining 33% of revenues and other income was generated by our more transactional investment sales, mortgage broking, and GSE lending platforms.

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

On December 19, 2017, Newmark closed its IPO of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share. A registration statement relating to these securities was filed with, and declared effective by, the U.S. Securities and Exchange Commission. In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark’s Class A common stock at the IPO price, less underwriting discounts and commissions (the “overallotment option”). Subsequent to the IPO, the underwriters exercised the overallotment option in full. Upon the closing of the overallotment option, which occurred on December 26, 2017, Newmark’s public stockholders owned approximately 9.8% of what was then Newmark’s 234.2 million fully diluted shares outstanding. Newmark received aggregate net proceeds of $295.4 million from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses.

Accordingly, our financial results reflect the agreements discussed above related to the IPO. In addition, since the IPO, we have improved the credit profile of Newmark. The combination of our lower long-term debt and higher total equity have improved our credit ratios with specific regard to debt to equity. Newmark intends to continue to benefit from these strengths and pursue its own credit rating. We aim to obtain an investment grade rating to assist us in refinancing our $659.7 million of long-term debt owed to or guaranteed by BGC.

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings for approximately $242.0 million (“BGC’s Investment in Newmark”). The price per Newmark Unit was based on the $14.57 closing price of Newmark’s Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These newly-issued Newmark Units are exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock of Newmark. BGC’s Investment in Newmark was made pursuant to an Investment Agreement, dated as of March 6, 2018, by and among BGC, BGC Holdings, BGC Partners, L.P., BGC Global Holdings, L.P., Newmark, Newmark Holdings and Newmark Partners, L.P. BGC’s Investment in Newmark and related transactions were approved by the Audit Committees and Boards of Directors of BGC and Newmark. BGC and its operating subsidiaries funded BGC’s Investment in Newmark using the proceeds of BGC’s CEO sales program. Newmark used the proceeds to repay the balance of the outstanding principal amount under its unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. In addition, upon the spin-off, the Newmark Units then held by BGC Partners will be exchanged into Newmark Class A or Class B common stock, and will be included as part of the Newmark Distribution to holders of shares of BGC Class A or Class B common stock.

On March 19, 2018, Newmark and BGC Partners entered into an Amended and Restated Intercompany Credit Agreement (the “Intercompany Credit Agreement”) and on the same date Newmark borrowed $150.0 million from BGC pursuant to the facilities under the Intercompany Credit Agreement. On June 28, 2018, Newmark borrowed an additional $70.0 million under the Intercompany Credit Agreement. The interest rate as of June 30, 2018 was LIBOR plus 3.25%, or 5.31%, which may be adjusted based on the higher of BGC’s or Newmark’s short-term borrowing rate then in effect at such time plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. Newmark has transferred these proceeds to its restricted cash account pledged for the benefit of Fannie Mae. As of June 30, 2018, Newmark’s total net borrowings under the Intercompany Credit Agreement are $270.0 million.

BGC expects to pursue a distribution to its stockholders of all of the Class A shares common and Class B common shares of Newmark (collectively, the “Newmark common shares”) that BGC then owns in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes. BGC has indicated that it intends to complete the necessary steps to achieve the spin-off by the end of 2018.  As currently contemplated, shares of Class A common stock of Newmark held by BGC would be distributed to the holders of shares of Class A common stock of BGC, and shares of Class B common stock of Newmark held by BGC would be distributed to that holders of shares of Class B common stock of BGC. Key steps that Newmark plans to take towards the tax-free spin-off include: first, Newmark intends to attain its own credit rating; second, Newmark expects to repay or refinance its $659.7 million of long-term debt owed to or guaranteed by BGC; and third, Newmark expects to repay or refinance the $270.0 million of borrowings from BGC outstanding under the Intercompany Credit Agreement, of which $258.7 million is pledged for the benefit of Fannie Mae in excess of the minimum required balance. These steps are necessary for the spin-off to be tax free.  Newmark’s management is currently in the process of pursuing its own credit rating.

Had the spin-off occurred immediately following the close of the second quarter of 2018, the ratio of Newmark common shares to be distributed in respect of each BGC common share would have been approximately 0.4647. However, the exact ratio of Newmark common shares to be distributed in respect of each BGC common share in the spin-off will depend on, among other things, the number of BGC common shares outstanding and the number of Newmark common shares (including Newmark common shares underlying units of Newmark OpCo) owned by BGC as of the record date of the spin-off. The spin-off is subject to a number of conditions, and BGC may determine not to proceed with the spin-off if the BGC board of directors determines, in its sole discretion, that the spin-off is not in the best interest of BGC and its stockholders. Accordingly, the spin-off may not occur on the expected timeframe, or at all.

Nasdaq Transaction

On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc. (“Nasdaq”). The total consideration received in the transaction included an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The earn-out was excluded from the initial gain on the divestiture and is recognized in income as it is realized and earned when these contingent events have occurred, consistent with the accounting guidance for gain contingencies (the “Nasdaq Earn-out”). The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. Any Nasdaq shares that were received by BGC prior to September 28, 2017 were not transferred to Newmark.

In connection with the Nasdaq Earn-out, Newmark received 992,247 shares during the year ended December 31, 2017. Newmark will receive a remaining earn-out of up to 9,922,470 shares of Nasdaq common stock ratably over the next approximately 10 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. In November of 2017, Newmark sold 242,247 shares of the 992,247 Nasdaq shares received. During the first quarter of 2018, Newmark sold an additional 650,000 Nasdaq shares and currently holds 100,000 as of June 30, 2018.

Exchangeable Preferred Partnership Units and Forward Contract

On June 18, 2018, Newmark's principal operating subsidiary, Newmark OpCo, issued approximately $175 million of exchangeable preferred limited partnership units ("EPUs") in a private transaction to The Royal Bank of Canada ("RBC") (the “Newmark OpCo Preferred Investment”). Net of transaction costs, Newmark received $152.9 million of cash during the three months ended June 30, 2018 with respect to this transaction. The EPUs were issued in two tranches and are separately convertible by either RBC or Newmark, into a fixed number of shares of Newmark’s Class A common stock, subject to a revenue hurdle, in the fourth quarters of 2019 and 2020 for the first and second tranche, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark they have been included as “Non-controlling interest” on the unaudited condensed consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs as “Retained earnings” on the unaudited condensed consolidated statement of changes in equity and included in “consolidated net income (loss) available to common stockholders” for purposes of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, a newly formed special purpose vehicle entity that is a consolidated subsidiary of Newmark, entered into two variable postpaid forward contracts with RBC (together, the "RBC Forward"). The RBC Forward provides the option to both Newmark and RBC for RBC to receive up to 992,247 shares of Nasdaq common stock, received by Newmark pursuant to the Nasdaq earn-out (see Note 6 – Marketable Securities), in each of the fourth quarters of 2019 and 2020 in exchange for either cash or redemption of the EPUs, solely at Newmark’s option. The Nasdaq Earn-Out is related to the BGC’s sale of its eSpeed business to Nasdaq, Inc. on June 28, 2013. The purchase consideration consisted of $750 million in cash paid upon closing, plus an expected payment of up to 14.9 million shares of Nasdaq common stock to be paid ratably over 15 years beginning in 2013, assuming that Nasdaq, as a whole, generates at least $25 million in gross revenues each of these years. In connection with the separation of Newmark from BGC, during the third quarter of 2017 BGC transferred to Newmark the right to receive the remainder of the Nasdaq earn-out payments.

As the RBC Forward provides Newmark with the ability to redeem the EPUs for Nasdaq stock, and the two instruments are not legally detachable, they represent a single financial instrument. The financial instrument’s EPU redemption feature for Nasdaq common stock is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instrument and therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on the Newmark’s unaudited condensed consolidated statements of operations, with all changes in fair value recorded as a component of ”Other income (loss)” on Newmark’s unaudited condensed consolidated statements of operations.

Growth Drivers

The key drivers of revenue growth for U.S. commercial real estate services companies include the overall health of the U.S. economy, the institutional ownership of commercial real estate as an investible asset class and the ability to attract and retain talent. In addition, in our capital markets business growth is driven by the availability of credit to purchasers of and investors in commercial real estate. In our multifamily business, delayed marriages, an aging population and immigration to the U.S. are increasing a pressing need for new apartments, with an estimated 4.6 million needed by 2030, according to a recent study commissioned by the National Multifamily Housing Council and the National Apartment Association. This should continue to drive investment sales, GSE multifamily lending and other mortgage brokerage and growth in our servicing portfolio for the foreseeable future. Berkeley Point’s origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency. As of June 30, 2018, the industry-wide caps are set at $70 billion, excluding loans exempt from the caps, such as loans in the affordable and underserved market segments, or that finance water and energy efficiency improvements. These excluded categories can make up a significant portion of the overall market. For example, in 2017, more than half of the loan production reported by Fannie Mae and Freddie Mac was excluded from the Federal Housing Finance Agency lending caps.

Economic Growth in the United States

The U.S. economy expanded at an annualized rate of 4.1% during the second quarter of 2018, according to a preliminary estimate from the U.S. Department of Commerce. This growth compares with an annualized increase of 3.0% during the second quarter of 2017. The consensus is for U.S. gross domestic product to expand by 2.5% and 1.8% in 2019 and 2020, respectively, according to a recent Bloomberg survey of economists. This moderate pace of growth should help keep interest rates and inflation low by historical standards.

The Bureau of Labor Statistics reported that employers added a monthly average of 230,000 net new payroll jobs during the second quarter of 2018, which was above the prior year period’s 190,000 and the seasonally adjusted average of 182,000 per month in 2017. Despite the return to pre-recession unemployment rates (4.0% as of June 2018), the number of long-term unemployed and the labor force participation rate (the latter of which is remains near a 30-year low) remained disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the second quarter of 2018 at 2.86%, up approximately 56 basis points from the year-earlier date. In addition, 10-year Treasury yields have remained well below their 50-year average of approximately 6.4%, in large part due to market expectations that the Federal Open Market Committee (“FOMC”) will only moderately raise the federal funds rate over the next few years. Interest rates are also relatively low due to even lower or negative benchmark government interest rates in much of the rest of the developed world, which makes U.S. government bonds relatively more attractive.

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

The following key trends drove the commercial real estate market during the second three months of 2018:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate space across all major sectors;
•	Technology, professional and business services and healthcare continued to power demand for office space, although technology occupiers have turned more cautious;
•

E-commerce and supply-chain optimization pushed industrial absorption to 32 consecutive quarters of positive net absorption, creating tenant and owner-user demand for warehouses and distribution centers;

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

Market Statistics

Although overall industry metrics are not necessarily correlated to our, they do provide some indication of the general direction of the business. The U.S commercial property market continues to display strength as commercial property prices rose in primary markets, according to Real Capital Analytics (“RCA”). Demand for institutional quality product remains strong and cash available for investment in commercial real estate is plentiful. Institutional-grade U.S. commercial real estate capitalization rates have compressed by a further 10 basis points, tempering concerns related to rising treasury rates. On average, capitalization rates offered a 278 basis point premium over the 10-year Treasury yield in the second quarter, well above the pre-recession low of 165 basis points. Demand for commercial real estate is expected to reflect the steady expansion of the greater macro economy, which is benefiting from high levels of consumer spending and the prospect of larger corporate profits. The spread between local 10-year benchmark government bonds and U.S. cap rates was even wider with respect to major countries including Japan, Germany, the U.K. and France during the quarter, as has been the case since monetary easing programs were implemented in those countries, in response to the global financial crisis in 2007. The favorable rate spread coupled with the lack of available product at home, will continue to provide international groups with ample investment opportunities in the larger U.S market.

According to RCA, the dollar volume of property sales in the second quarter of 2018 totaled approximately $119 billion in the U.S, an increase of 2%. According to a May 2018 MBA forecast, originations of commercial/multifamily loans of all types are projected to be down 2% in terms of dollar volume for the year ended December 31, 2018. In comparison, our capital markets businesses, which includes investment sales and commercial mortgage brokerage, increased its second quarter revenues by approximately 7% year-over-year, primarily due to organic growth.

Our loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. During the three months ended June 30, 2018, GSE multifamily volumes increased 15% year-over-year. In comparison, our GSE and FHA multifamily loan origination volume decreased by 51.8% and our revenues from mortgage banking activities/originations decreased by 43.1%. The timing of these loan originations can often vary from period to period, which makes full year comparisons more meaningful. For example, in the first quarter of 2017, our loan originations were down by 5.2% year-on-year, while they were up by 177.2% in the second quarter of 2017, with the latter due mainly to one large transaction. Excluding this one transaction in the year ago period, our second quarter 2018 origination volume would have increased by approximately 6.7% year-on-year.

According to NKF Research, the combined average vacancy rate for office, industrial, and retail properties ended the second quarter at 7.3%, down from 7.4% a year earlier, and a 100 basis point drop over the past 12 months. Rents for all property types in the U.S. continued to improve across all 3 sectors. NKF Research estimates that while leasing activity remained strong in many markets throughout the country, overall U.S. leasing activity in the quarter slowed down from a year ago, as the expansion has decelerated in recent quarters following consistent growth since the start of the current cycle. In comparison, revenues from our leasing and other commissions business increased by 23%.

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

As of June 30, 2018, our producer headcount was 1,569 brokers and salespeople. For the six months ended June 30, 2018, average revenue generated per producer increased by 5% for the same period from a year ago to approximately $397,000. This growth can be attributed to increased sales and leasing activity and to the ramp up of brokers we hired over the past year.

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

Fees are generally earned when a lease is signed in leasing. In many cases, landlords are responsible for paying the fees. In capital markets, fees are earned and recognized when the sale of a property closes and title passes from seller to buyer for investment sales and when debt or equity is funded to a vehicle for debt and equity transactions. Gains from mortgage banking activities/origination, net are recognized when a derivative asset is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Gains from mortgage banking activities/origination, net are recognized net of related fees and commissions to affiliates or third-party brokers. For loans we broker, revenues are recognized when the loan is closed. Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow accounting principles generally accepted in the U.S., or “U.S. GAAP”, which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for Leasing and Capital Markets transactions. (See Note 3—Summary of Significant Accounting Policies) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion.

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

Certain limited partnership units in BGC Holdings are granted exchangeability into BGC Partners’ Class A common stock on a one-for-one basis (subject to adjustments and other requirements as set forth in the BGC Holdings limited partnership agreements). Certain limited partnership units in Newmark Holdings are granted exchangeability into Newmark Partners’ Class A common stock on a 1 to 0.9919 basis (subject to adjustments and other requirements as set forth in the Newmark Holdings limited partnership agreements). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grant of exchangeability to limited partnership units” in our unaudited condensed consolidated statements of operations.

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

From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. (see Note 28—Compensation and Note 29—Commitment and Contingencies), to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Provision for Income Taxes

We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (which we refer to as “UBT”) in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (see Note 2 – Limited Partnership Interests) rather than the partnership entity.

Financial Highlights

For the three months ended June 30, 2018, Newmark’s total revenues increased by 15.2% as compared to the three months ended June 30, 2017. This improvement was led by a 58.1% increase in management services, servicing fees and other, an almost entirely organic 23.1% increase in leasing and other commissions, and a 6.9% increase in revenues from capital markets brokerage, offset by a 43.1% decrease in Gains from mortgage banking activities/origination, net. $24.5 million of the increase in management services, servicing fees and other related to additional pass-through revenues resulting from the adoption and implementation of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (as we refer to as “ASC 606” herein). Total expenses increased approximately $91.4 million to $440.6 million, due to a $41.2 million increase in allocations of net income and grant of exchangeability to limited partnership units, as well as a $30.5 million increase in compensation and employee benefit expenses. Operating, administrative and other expenses increased $20.6 million, of which $24.5 million is directly related to additional pass-through expenses resulting from the implementation of ASC 606.

For the six months ended June 30, 2018, Newmark’s total revenues increased by 21.6% as compared to the six months ended June 30, 2017. This improvement was led by a 58.4% increase in management services, servicing fees and other, a 24.0% increase in leasing and other commissions, and a 17.7% increase in revenues from capital markets brokerage, offset by a 32.0% decrease in Gains from mortgage banking activities/origination, net. $42.9 million of the increase in management services, servicing fees and other related to additional pass-through revenues resulting from the implementation of ASC 606. Total expenses increased approximately $178.6 million to $823.9 million, due to a $56.3 million increase in allocations of net income and grant of exchangeability to limited partnership units and a $68.0 million increase in compensation and employee benefit expenses. Operating, administrative and other expenses increased $48.7 million, of which $42.9 million is directly related to additional pass-through expenses resulting from the implementation of ASC 606. We believe that we gained market share in capital markets as we outpaced relevant industry volume metrics. Our growth has outpaced the overall market as we continue to hire high quality brokers, strategically acquire local and regional firms and enhance our cross-selling capabilities across business lines as prior acquisitions and hires become more acclimated to the platform. We expect our revenues and earnings to grow over time as we continue to invest in our business and to reap the benefits from our recent acquisitions and front-office hires. We believe that our stock price does not accurately reflect the more than $725 million of additional Nasdaq shares (based on the August 1, 2018 closing price) we anticipate receiving over time, which are not reflected on our balance sheet. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units, profitably hire, and make accretive acquisitions, all while maintaining or improving our core business.

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

There was no significant impact as a result of applying ASC 606 to our results of operations for the three and six months ended June 30, 2018, except as it relates to the recognition and presentation of Management services, servicing fees and other revenues that contained future contingencies and certain Operating, Administrative and Other expenses subject to reimbursement.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018		2017
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$337,513	37.6	$272,249	36.9
Capital markets	203,055	22.7	172,557	23.4
Gains from mortgage banking activities/origination, net	80,791	9.0	118,808	16.1
Management services, servicing fees and other	275,720	30.7	174,039	23.6
Total revenues	897,079	100.0	737,653	100.0
Expenses:
Compensation and employee benefits	521,675	58.2	453,663	61.5
Allocations of net income and grant of exchangeability to limited partnership units	90,835	10.1	34,500	4.7
Total compensation and employee benefits	612,510	68.3	488,163	66.2
Operating, administrative and other	155,475	17.3	106,786	14.5
Fees to related parties	13,195	1.5	8,885	1.2
Depreciation and amortization	42,714	4.8	41,455	5.6
Total operating expenses	823,894	91.9	645,289	87.5
Other income (losses), net:		-		0
Other income (loss)	5,342	0.6	(1,308)	(0.2)
Total other income (losses), net	5,342	0.6	(1,308)	(0.2)
Income (loss) from operations	78,527	8.8	91,056	12.3
Interest (expense) income, net	(23,991)	(2.7)	2,515	0.3
Income (loss) before income taxes and noncontrolling interests	54,536	6.1	93,571	12.6
Provision for income taxes	17,755	2.0	1,407	0.2
Consolidated net income (loss)	36,781	4.1	92,164	12.4
Less: Net income attributable to noncontrolling interests	16,045	1.8	308	-
Net income (loss) available to common stockholders	$20,736	2.3	$91,856	12.4

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenues

Leasing and Other Commissions

Leasing and other commission revenues increased by $33.5 million, or 23.1%, to $178.1 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase was primarily due to organic growth.

Capital Markets

Capital markets revenue increased by $6.5 million, or 6.9%, to $101.7 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The increase was primarily driven by a 4.0% increase in investment sales volume driven by our multifamily business.

Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/origination, net decreased by $31.7 million, or 43.1%, to $41.9 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The decrease was driven by a 51.8% decrease in GSE and FHA lending to $2.0 billion as compared to $4.1 billion in the prior annual period. In the second quarter of 2017 Berkeley

Point’s GSE and FHA multifamily loan originations included a single large $2.2 billion transaction. Excluding the impact of this large transaction, the Company’s loan origination volumes increased by approximately 6.7% year-on-year in notional terms.

A portion of our gains from mortgage banking activities/originations, net, relate to non-cash gains attributable to originated mortgage servicing rights (which we refer to as “OMSRs”). We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the three months ended June 30, 2018 and 2017, we recognized $24.7 million and $42.6 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other

Management services, servicing fees and other revenue increased $53.2 million, or 58.1%, to $144.9 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. $24.5 million of the increase was related to additional pass-through revenues resulting from the implementation of ASC 606, while $16.8 million was related to the valuation and appraisal business. Additionally, $5.5 million was related to servicing fee revenues. The remainder of the increase is primarily due to acquisitions.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $30.5 million, or 12.8%, to $269.0 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The main drivers of this increase were $18.0 million of additional payments directly related to the increase in revenues, and the remainder related to acquisitions and new hires.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units

The Allocations of net income and grant of exchangeability to limited partnership units increased by $41.2 million, or 172.6%, to $65.0 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was primarily driven by an increase of $42.7 million in exchangeability charges.

Operating, Administrative and Other

Operating, administrative and other expenses increased $20.6 million, or 34.8%, to $80.0 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was primarily driven by $24.5 million directly related to additional pass-through expenses resulting from the implementation of ASC 606.

Fees to Related Parties

Fees to related parties increased by $2.1 million, or 51.2%, to $6.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Fees to related parties are allocations paid to BGC Partners and Cantor for administrative and support services.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2018 decreased by $3.0 million, or 13.0%, to $20.2 million as compared to the three months ended June 30, 2017. This decrease is due to a $3.3 million decrease in mortgage servicing rights amortization.

Because the Company recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes mortgage servicing rights (which we refer to as “MSRs”) in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the three months ended June 30, 2018 and 2017, our expenses included $15.7 million and $19.0 million of MSR amortization, respectively. Included in the $15.7 million is a reversal of $4.1 million recorded during the three months ended June 30, 2018 related to a previously recorded valuation allowance.

Other Income (Losses), Net

Other losses of $0.4 million in the three months ended June 30, 2018 is primarily due to the mark-to-market adjustment related to the variable share forward of $2.8 million, offset by earnings from the Real Estate LP of $1.8 million, plus recognition of income from the change in value of Nasdaq shares of $0.5 million.

Interest (Expense) Income, Net

Interest expense of $10.6 million during the three months ended June 30, 2018 is primarily related to $12.9 million of interest expense on the Company’s debt, offset by $2.3 million of interest income primarily related to income on employee loans.

Provision for Income Taxes

Provision for income taxes increased by $9.4 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. This increase was primarily driven by an increase in the mix of allocable revenue among legal entities as a corporation versus flow through resulting from our Separation. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. The Tax Act is expected to have a favorable impact on Newmark’s effective tax rate and net income as reported under generally accepted accounting principles in the reporting period to which the Tax Act is effective.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $3.6 million for the three months ended June 30, 2018. The increase was attributable to the change in Newmark’s corporate structure related to the Separation and IPO.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenues

Leasing and Other Commissions

Leasing and other commission revenues increased by $65.3 million, or 24.0%, to $337.5 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was due to organic growth.

Capital Markets

Capital markets revenue increased by $30.5 million, or 17.7%, to $203.1 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase was driven by a 12.5% increase in investment sales volume and a 17.6% increase in mortgage brokerage volume.

Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/origination, net decreased by $38.0 million, or 32.0%, to $80.8 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The decrease was driven by a 38.0% decrease in GSE and FHA lending to $3.7 billion as compared to $5.9 billion in the prior annual period. In the second quarter of 2017 Berkeley Point’s GSE and FHA multifamily loan originations included a single large $2.2 billion transaction. Excluding the impact of this large transaction, the Company’s loan origination volumes were relatively in-line year-on-year in notional terms.

A portion of our gains from mortgage banking activities/originations, net, relate to non-cash gains attributable to originated mortgage servicing rights (which we refer to as “OMSRs”). We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the six months ended June 30, 2018 and 2017, we recognized $45.8 million and $71.9 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other

Management services, servicing fees and other revenue increased $101.7 million, or 58.4%, to $275.7 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. $42.9 million of the increase was related to additional pass-through revenues resulting from the implementation of ASC 606, while $27.7 million was related to the valuation and appraisal business. Additionally, $9.6 million was related to servicing fee revenues. The remainder of the increase is due to management services of which acquisitions contributed to more than 50% of the growth.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $68.0 million, or 15.0%, to $521.7 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The main drivers of this increase were $40.4 million of additional payments directly related to the increase in revenues, and the remainder related to acquisitions and new hires.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units

The Allocations of net income and grant of exchangeability to limited partnership units increased by $56.3 million, or 163.3%, to $90.8 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was primarily driven by an increase of $58.4 million in exchangeability charges.

Operating, Administrative and Other

Operating, administrative and other expenses increased $48.7 million, or 45.6%, to $155.5 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was primarily driven by $42.9 million directly related to additional pass-through expenses resulting from the implementation of ASC 606. The remainder is due to increases in selling and promotional and other expenses associated with acquisitions and new hires.

Fees to Related Parties

Fees to related parties increased by $4.3 million, or 48.5%, to $13.2 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. Fees to related parties are allocations paid to BGC Partners and Cantor for administrative and support services.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2018 increased by $1.3 million, or 3.0%, to $42.7 million as compared to the six months ended June 30, 2017. This increase is due to a $0.6 million increase in mortgage servicing rights amortization and the remainder is primarily due to leasehold improvements placed in service due to the continued expansion of our business.

Because the Company recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes mortgage servicing rights (which we refer to as “MSRs”) in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the six months ended June 30, 2018 and 2017, our expenses included $33.6 million and $32.9 million of MSR amortization, respectively. Included in the $33.6 million is a reversal of $5.4 million recorded during the six months ended June 30, 2018 related to a previously recorded valuation allowance.

Other Income (Losses), Net

Other income of $5.3 million in the six months ended June 30, 2018 is primarily due to the recognition of income from the change in value of Nasdaq shares of $2.9 million, plus earnings from the Real Estate LP of $5.0 million, offset by the mark-to-market adjustment related to the variable share forward of $2.8 million.

Interest (Expense) Income, Net

Interest expense of $24.0 million during the six months ended June 30, 2018 is primarily related to $27.7 million of interest expense on the Company’s debt, offset by $3.7 million of interest income primarily related to income on employee loans.

Provision for Income Taxes

Provision for income taxes increased by $16.3 million for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. This increase was primarily driven by an increase in the mix of allocable revenue among legal entities as a corporation versus flow through resulting from our Separation. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. The Tax Act is expected to have a favorable impact on Newmark’s effective tax rate and net income as reported under generally accepted accounting principles in the reporting periods to which the Tax Act is effective.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $16.0 million for the six months ended June 30, 2018. The increase was attributable to the change in Newmark’s corporate structure related to the Separation and IPO.

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

	June 30, 2018[2]	March 31, 2018[2]	December 31, 2017[2]	September 30, 2017[1,2]	June 30, 2017[1]	March 31, 2017[1]	December 31, 2016[1]	September 30, 2016[1]
Revenues:
Commissions	$279,833	$260,735	$312,992	$256,918	$239,848	$204,958	$245,348	$230,204
Gains from mortgage banking activities/origination, net	41,877	38,914	41,737	45,455	73,546	45,262	54,378	65,378
Management services, servicing fees and other	144,909	130,811	105,847	95,848	91,677	82,362	87,860	77,046
Total revenues	466,619	430,460	460,576	398,221	405,071	332,582	387,586	372,628
Expenses:
Compensation and employee benefits	268,980	252,695	295,577	270,943	238,518	215,145	231,910	239,690
Allocations of net income and grant of exchangeability to limited partnership units	65,026	25,809	61,940	18,217	23,851	10,649	32,315	16,568
Total compensation and employee benefits	334,006	278,504	357,517	289,160	262,369	225,794	264,225	256,258
Operating, administrative and other	80,048	75,427	60,064	52,313	59,404	47,382	53,115	44,546
Fees to related parties	6,301	6,894	6,531	5,355	4,167	4,718	2,348	5,821
Depreciation and amortization	20,201	22,513	24,438	29,922	23,218	18,237	13,841	20,918
Total operating expenses	440,556	383,338	448,550	376,750	349,158	296,131	333,529	327,543
Other income (losses), net:
Other income (loss)	(365)	5,707	(2,029)	77,264	(715)	(593)	(684)	17,849
Total other income (losses), net	(365)	5,707	(2,029)	77,264	(715)	(593)	(684)	17,849
Income (loss) from operations	25,698	52,829	9,997	98,735	55,198	35,858	53,373	62,934
Interest (Expense) Income, net	(10,582)	(13,409)	(1,453)	1,724	1,381	1,134	1,021	1,009
Income before income taxes and noncontrolling interests	15,116	39,420	8,544	100,459	56,579	36,992	54,394	63,943
Provision (benefit) for income taxes	10,822	6,933	54,082	1,989	1,422	(15)	2,010	1,125
Consolidated net income (loss)	4,294	32,487	(45,538)	98,470	55,157	37,007	52,384	62,818
Less: Net income (loss) attributable to noncontrolling interest	3,555	12,490	633	(337)	12	296	(69)	(556)
Net income (loss) available to common stockholders	$739	$19,997	$(46,171)	$98,807	$55,145	$36,711	$52,453	$63,374

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

Financial Position, Liquidity and Capital Resources

Overview

The primary source of liquidity for our business is the cash flow provided by our operations. Prior to the Separation and IPO, our cash was transferred to BGC Partners to support its overall cash management strategy. Transfers of cash to and from BGC Partners’ cash management system have been reflected in related party receivables and payables in the historical unaudited condensed consolidated balance sheets and in payments to and borrowings from related parties in the financing section of the unaudited condensed consolidated statements of cash flows. Cash and equity issued for acquisitions have been reflected in BGC Partners’ net investment in the historical unaudited condensed consolidated balance sheets and statement of changes in equity.

Following the completion of the Separation and IPO, we maintain separate cash management and financing functions for operations. Additionally, our capital structure, long-term commitments and sources of liquidity will change significantly from our historical capital structure, long-term commitments and sources of liquidity.

In connection with the Separation, we assumed from BGC Partners the Term Loan and the Converted Term Loan. Newmark OpCo also assumed from BGC U.S. OpCo the BGC Notes (referred to as the 2042 Promissory Note and the 2019 Promissory Note, together the “BGC Notes”). We contributed all of the net proceeds of the IPO to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by us in the IPO. Newmark OpCo used all of such net proceeds to partially repay intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. OpCo and will be assumed by Newmark OpCo in connection with the separation). On March 7, 2018, BGC, including through its subsidiary invested $242.0 million in Newmark limited partnership interests. Newmark has used the proceeds from this transaction plus all of the repayment from Newmark OpCo, and cash on hand to repay in full the $270.7 million remaining balance of the Term Loan. Following the IPO, in the event that any member of Newmark receives net proceeds from the incurrence of indebtedness for borrowed money or an equity issuance (in each case subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Converted Term Loan (which in turn we will use to repay the Converted Term Loan). Following the repayment of the remaining amount outstanding on the Converted Term Loan, in the event that any member of the Newmark Group receives net proceeds from the incurrence of indebtedness for borrowed money (subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the BGC Notes. In addition, we will be obligated to repay any remaining amounts under the BGC Notes prior to the distribution. We intend to replace the financing provided by the Converted Term Loan and BGC Notes that remain outstanding with new senior term loans (which may be secured or unsecured), new senior unsecured notes, other long- or short-term financing or a combination thereof.

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

Balance Sheet

Total assets at June 30, 2018 were $2,837.1 million as compared to $2,273.0 million at December 31, 2017. $185.3 million of the increase in total assets can be attributed to loans held for sale. The Company’s restricted cash and cash segregated under regulatory requirements increased by $262.6 million and receivables increased by $107.2 million, primarily as a result of the adoption of ASC 606. Total liabilities at June 30, 2018 and December 31, 2017 were $2,058.9 million and $2,029.6 million, respectively. $180.1 million of the increase in total liabilities can be attributed to borrowings from our warehouse facilities and $233.2 million is due to an increase in current portion of payables to related parties.  The increase in liabilities was offset by a reduction in the Company’s long-term debt of $423.6 million.

Liquidity

Prior to December 13, 2017, the date of the Separation, BGC Partners funded our growth through contributing acquired companies and related party payables. The related party payables are net of related party receivables which were generated from our earnings as BGC Partners sweeps our excess cash to manage treasury centrally. Additionally, prior to its acquisition by BGC, Berkeley Point and its parent company, Cantor Commercial Real Estate Company, L.P. (which we refer to as “CCRE”), loaned money to each other. In connection with the Separation and IPO, Newmark settled its intercompany payable to BGC. Subsequent to the IPO, Newmark’s total net borrowings under the credit facility between BGC and Newmark were $270.0 million as of June 30, 2018, which are reflected as current portion of payables to related parties on the June 30, 2018 balance sheet. The total net payable to related parties at June 30, 2018 was $267.4 million as compared to a net payable at December 31, 2017 of $34.2 million. Loans held for sale were financed from the warehouse notes payable, net at June 30, 2018. Fees to related parties that are charged by BGC Partners and

Cantor to Newmark are reflected as cash flows from operating activities in the unaudited condensed consolidated Statement of Cash Flows for each period presented. For the six months ended June 30, 2018, these fees and charges totaled $13.2 million. Additionally, prior to the Berkeley Point Acquisition, Berkeley Point loaned excess cash to CCRE to fund CCRE’s lending business. These amounts are presented as investing activities on the Statement of Cash Flows for all periods presented. All other amounts sent to or from BGC Partners are reflected as cash flows from financing activities in the unaudited condensed consolidated Statement of Cash Flows for each period presented.

For the six months ended June 30, 2018, net cash used in operating activities was $121.0 million and for the six months ended June 30, 2017, net cash provided by operating activities was $190.8 million. Cash flows from operating activities included $11.6 million of cash paid to BGC Partners, related to grant of exchangeability to limited partnership units for the six months ended June 30, 2017. As of the Separation and IPO, these charges became non-cash in nature to the extent they relate to limited partnership units in Newmark, and therefore are excluded from cash outflows from operating activities. We expect to generate cash flows from operations to fund our business operations and growth strategy to meet our short-term liquidity requirements, which we define as the next 12 months. We also expect that proceeds from new debt financing combined with cash flows from operations will be sufficient to fund our operations, growth strategy and dividends and distributions to meet our long-term liquidity requirements.

Prior to the Separation, we received the rights to 10,914,717 million Nasdaq shares, of which 992,247 million were received in 2017 and the remaining 9,922,470 million Nasdaq shares will be received ratably over approximately the next 10 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year.

On June 18, 2018, Newmark's principal operating subsidiary, Newmark OpCo, issued approximately $175 million of EPUs in a private transaction to RBC. Contemporaneously with the issuance of the EPUs, a newly formed SPV consolidated subsidiary of Newmark, entered into two variable postpaid forward contracts with RBC. The SPV is an indirect subsidiary of Newmark whose sole asset is the Nasdaq share Earn-outs for 2019 and 2020. The RBC Forward provides RBC the rights to receive up to 992,247 shares of Nasdaq common stock in each of the fourth quarters of 2019 and 2020. The RBC Forward is economically similar to at-the-money put options struck at Nasdaq’s June 18, 2018 closing price of $94.21, and provides Newmark with downside protection on the shares while allowing Newmark to retain all appreciation related to the 2019 and 2020 Nasdaq share earn outs.

Net of transaction costs, Newmark received approximately $152.9 million of net proceeds and non-dilutive equity on its balance sheet from the Newmark OpCo Preferred Investment in the second quarter of 2018. Newmark used the net proceeds from the Newmark OpCo Preferred Investment to repay a portion of the $400.0 million Converted Term Loan maturing September 8, 2019. After this repayment, approximately $247.2 million of the Converted Term Loan remains outstanding. The Newmark OpCo Preferred Investment had no impact on the Nasdaq payment expected to be recognized in the third quarter of 2018. Newmark retains the flexibility to monetize some or all of the anticipated more than $650.0 million worth of remaining seven Nasdaq Earn-Out payments from 2021 through 2027.

By monetizing these expected Nasdaq payments, Newmark has strengthened its balance sheets and improved its financial flexibility and credit metrics. Newmark therefore believes that the monetization transaction moves it closer to completing the planned spin-off of Newmark from BGC. Over time, Newmark expects its stronger balance sheets to enhance our ability to invest and grow our businesses.

As a result of the Nasdaq Earn-out, including the Nasdaq share payment expected to be realized in the third quarter of 2018, Newmark expects to receive approximately $725 million in additional Nasdaq stock over time (stock value based on the August 1, 2018 closing price), which is not reflected on our balance sheet.

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

On October 23, 2017, Newmark filed a registration statement on Form S-1 with the SEC relating to the IPO of our Class A common stock. On December 19, 2017 BGC Partners, Inc. and Newmark Group, Inc. announced the closing of the offering of 20 million shares of Newmark’s Class “A” common stock to the public at a price of $14.00 per share less underwriting discounts and commissions. On December 26, 2017, BGC and Newmark announced that the underwriters of Newmark’s IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark’s Class A common stock at the initial public offering price of $14.00 per share less underwriting discounts and commissions. As a result, Newmark received aggregate net proceeds of $295.4 million from the IPO after deducting underwriting discounts and commissions and estimated offering expenses. The proceeds of the IPO were used to repay the Term Loan. Following some period after the IPO, BGC may, subject to market and other conditions, distribute the shares that BGC holds of Newmark Group, Inc. pro rata to BGC’s stockholders in a manner intended to qualify as tax-free for U.S. federal income tax purposes.

As of June 30, 2018, our liquidity, which Newmark defines as cash and cash equivalents, and marketable securities, less securities loaned, was approximately $60.3 million. This does not include the (i) $258.7 million of elective excess restricted cash maintained in our restricted liquidity account pledged for the benefit of Fannie Mae and (ii) more than $725.0 million in additional Nasdaq stock, including the payment expected to be realized in the third quarter of 2018 (stock value based on the August 1, 2018 closing price) that Newmark expects to receive over time. Newmark expects to use its considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of Newmark, all while maintaining or improving its credit profile.

Term Loan and Converted Term Loan

In connection with the Berkeley Point Acquisition and BGC Partners’ investment in Real Estate LP, on September 8, 2017, BGC Partners entered into a committed unsecured senior term loan credit agreement (which we refer to as the “Term Loan Credit Agreement”) with Bank of America, N.A., as administrative agent (which we refer to as the “Administrative Agent”), and a syndicate of lenders. The Term Loan Credit Agreement provides for a term loan of up to $575.0 million (which we refer to as the “Term Loan”).  During the year ended December 31, 2017, in connection with the Term Loan, BGC Partners lent the proceeds of the Term Loan to BGC U.S. OpCo, and BGC U.S. OpCo issued a promissory note with an aggregate principal amount of $575.0 million to BGC Partners (which we refer to as the “Intercompany Term Loan Note”). Pursuant to the terms of the Intercompany Term Loan Note, all of the rights and obligations of BGC Partners under the Intercompany Term Loan Note are the same as the rights and obligations of the lenders with respect to payment under the Term Loan, and all of the rights and obligations of BGC U.S. OpCo under the Intercompany Term Loan Note are the same as the rights and obligations of BGC Partners with respect to payment under the Term Loan. On November 22, 2017, we entered into an amendment to the Term Loan Credit Agreement (which we refer to as the “Term Loan Amendment”), pursuant to which, in connection with the Separation and prior to the closing of the IPO, we assumed the obligations of BGC Partners under the Term Loan. In connection with our assumption of BGC Partners’ rights and obligations under the Term Loan, BGC Partners assigned to us, and we assumed, all of BGC Partners’ rights and obligations under the Intercompany Term Loan Note and, pursuant to the separation, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the Intercompany Term Loan Note. During the six months ended June 30, 2018 the Term Loan Credit Agreement was repaid in full.

Also in connection with the Berkeley Point Acquisition and BGC Partners’ investment in Real Estate LP, on September 8, 2017, BGC Partners entered into an unsecured senior revolving credit agreement (which we refer to as the “Revolving Credit Agreement”) with the Administrative Agent and a syndicate of lenders. The Revolving Credit Agreement provides for revolving loans of up to $400.0 million (which we refer to as the “Revolving Credit Facility”). During the three months ended June 30, 2018, Newmark partially repaid $152.9 million of the Converted Term Loan. As of June 30, 2018, there were $247.2 million of borrowings outstanding under the Revolving Credit Facility. Since there were amounts outstanding under the Term Loan facility as of December 31, 2017, the pricing increased by 50 basis points. The Term Loan was paid in full on March 9, 2018. Once the Term Loan was repaid in full, the pricing of the Converted Term Loan returned to the levels previously described. In connection with the $400.0 million borrowings, the proceeds of which BGC Partners lent to BGC U.S. OpCo, BGC U.S. OpCo issued a promissory note with an aggregate principal amount of $400.0 million to BGC Partners (which we refer to as the “Intercompany Revolver Note”). Pursuant to the terms of the Intercompany Revolver Note, all of the rights and obligations of BGC Partners under the Intercompany Revolver Note are the same as the rights and obligations of the lenders with respect to payment under the Revolving Credit Facility, and all of the rights and obligations of BGC U.S. OpCo under the Intercompany Revolver Note are the same as the rights and obligations of BGC Partners with respect to payment under the Revolving Credit Facility. On November 22, 2017, we entered into an amendment to the Revolving Credit Agreement (which we refer to as the “Revolver Amendment”), pursuant to which the then outstanding borrowings of BGC Partners under the Revolving Credit Facility were converted into a term loan (which we refer to as the “Converted Term Loan”) and thereafter, in connection with the Separation and prior to the closing of the IPO, we assumed the obligations of BGC Partners as borrower under the Converted Term Loan. BGC Partners remained the borrower under the Revolving Credit Facility for any future draws and, as long as there is any principal amount outstanding under the Converted Term Loan, we guaranteed the obligations of BGC Partners under the Revolving Credit Facility. In connection with our assumption of the Converted Term Loan, BGC Partners assigned to us, and we assumed, all of BGC Partners’ rights and obligations under the Intercompany Revolver Note and, pursuant to the Separation, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the Intercompany Revolver Note.

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

The Converted Term Loan will mature on September 8, 2019. The outstanding amounts under the Converted Term Loan will bear interest at a per annum rate equal to, at our option, either (a) LIBOR for interest periods of one, two, three or six months, as selected by us, or upon the consent of all applicable lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by us, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the Administrative Agent, and (iii) one-month LIBOR plus 1.0%, in each case plus an applicable margin. The applicable margin will initially be 2.25% with respect to LIBOR borrowings in (a) above and 1.25% with respect to base rate borrowings in (b) above. The applicable margin with respect to LIBOR borrowings in (a) above will range from 1.5% to 3.25% depending upon BGC Partners’ credit rating, and with respect to base rate borrowings in (b) above will range from 0.5% to 2.25% depending upon BGC Partners’ credit rating. In addition, (x) if there are any amounts outstanding under the Term Loan as of December 31, 2017, the pricing shall increase by 0.50% until the Term Loan is paid in full, and (y) if there are any amounts outstanding under the Term Loan as of June 30, 2018, the pricing shall increase by an additional 0.75% (and 1.25% in the aggregate) until the Term Loan is paid in full. The Converted Term Loan pricing increased by 50 basis points as of December 31, 2017 since there were amounts outstanding under the Term Loan facility as of December 31, 2017. As of March 9, 2018, the Term Loan was paid in full and the pricing of the Converted Term Loan returned to the levels previously described above, as applicable. On June 30, 2018, the interest rate on the Converted Term Loan was one-month LIBOR plus 2.25%, which was approximately 4.3% per annum.

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

Berkeley Point Warehouse Facilities

As of June 30, 2018, Berkeley Point had $950 million of committed loan funding available through three commercial banks and an uncommitted $325 million Fannie Mae loan repurchase facility. Consistent with industry practice, Berkeley Point’s existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing.

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

On August 3, 2018, BGC delivered a notice of redemption to the holders of its outstanding 8.125% BGC Senior Notes, which redemption will occur on September 5, 2018. BGC’s redemption of its 8.125% BGC Senior Notes will accelerate Newmark’s obligation to repay the 2042 Promissory Note. Accordingly, on September 4, 2018, Newmark OpCo will borrow $112.5 million from BGC pursuant to the Intercompany Credit Agreement which loan will bear interest at an annual rate equal to 6.5%. Newmark OpCo will use the proceeds of the Intercompany Credit Agreement loan to repay the $112.5 million of the 2042 Promissory Note.

2019 Promissory Note

On December 9, 2014, BGC issued an aggregate of $300.0 million principal amount of its 5.375% Senior Notes due 2019 (the “5.375% BGC Senior Notes”). In connection with the issuance of the 5.375% BGC Senior Notes, BGC lent the proceeds of the 5.375% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014, with an aggregate principal amount of $300.0 million payable to BGC (the “2019 Promissory Note”). In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note.

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

On March 19, 2018, Newmark borrowed $150.0 million from BGC pursuant to the facilities under the Intercompany Credit Agreement.  The interest rate as of June 30, 2018 was 5.31%, which may be adjusted based on the higher of BGC’s or Newmark’s short-term borrowing rate then in effect at such time plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. Newmark has transferred these proceeds to its restricted cash account pledged for the benefit of Fannie Mae. As of June 30, 2018, Newmark’s total net borrowings under the Intercompany Credit Agreement are $270.0 million.

Cash Flows for the six months ended June 30, 2018

For the six months ended June 30, 2018, we used $121.0 million of cash in operations. Excluding activity from loan originations and sales, net cash provided by operating activities for the six months ended June 30, 2018 was $64.3 million. We had consolidated net income of $36.8 million, $108.8 million of positive adjustments to reconcile net income to net cash provided by operating activities (excluding activity from loan originations and sales) and $81.3 million of negative changes in operating assets and liabilities. $185.3 million of adjustments to reconcile net income to net cash provided by operating activities was related to loans held for sale. The negative change in operating assets and liabilities included $49.9 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to continued hiring and expansion of our business. We generated $12.9 million of cash provided by investing activities primarily related to $51.4 million of proceeds from the sale of marketable securities, offset by $22.5 million in cost method investments. We generated $309.9 million of cash from financing activities primarily due to net proceeds from warehouse notes payable of $180.1 million, $242.0 million of proceeds from BGC’s investment in Newmark LPU’s, $233.2 million of new borrowings from BGC under the credit facility and $152.9 million proceeds from the Newmark OpCo Preferred Investment, partially offset by $423.6 million repayment of long term debt.

Cash Flows for the six months ended June, 2017

For the six months ended June 30, 2017, we generated $190.8 million of cash from operations. Excluding activity from loan originations and sales, net cash provided by operating activities for the six months ended June 30, 2017 was $52.8 million.  We had net income of $92.2 million, $22.7 million of negative adjustments to reconcile net income to net cash provided by operating activities (excluding activity from loan originations and sales) and $16.7 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities was driven by a $17.8 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to continued hiring and expansion of our business. We used $139.9 million of cash for investing activities primarily related to payments to related parties, net of $130.0 million, and used $20.6 million in financing activities primarily due to net payments to related parties of $685.1, offset by net proceeds from warehouse notes payable of $675.9 million and payments on acquisition earn-outs of $10.5 million.

REGULATORY REQUIREMENTS

As a result of the Berkeley Point Acquisition, Newmark is now subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s unaudited condensed consolidated financial statements. As of June 30, 2018, Newmark has met all capital requirements. As of June 30, 2018, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $456.8 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing Program (“TAH”). These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of June 30, 2018, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of June 30, 2018 and December 31, 2017 outstanding borrower advances were approximately $192 thousand and $120 thousand, respectively, and are included in “Other assets” in the accompanying unaudited condensed consolidated balance sheets.

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

Repurchase Program

On March 12, 2018, our board of directors and audit committee authorized repurchases of shares of our Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in our subsidiaries up to $200 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, we may repurchase shares or redeem or repurchase units. To date, no such shares or units have been repurchased or redeemed.

Fully Diluted Share Count

Our fully diluted weighted-average share count for the three months ended June 30, 2018 was as follows (in thousands)

Three Months Ended June 30, 2018
Common stock outstanding(1)	155,157
Partnership units(2)	-
RSUs (Treasury stock method)	146
Other	635
Total(3)	$155,938

(1)

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the quarter ended June 30, 2018, the weighted-average number of Class A shares was 138.9 million shares, Class B shares was 15.8 million shares and approximately 0.4 million shares of contingent Class A common stock and limited partnership units were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.

(2)

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2—Limited Partnership Interests), to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information).

(3)	For the quarter ended June 30, 2018, all potentially dilutive securities were included in the computation of fully diluted earnings per share.

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

EQUITY METHOD INVESTMENTS

Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of June 30, 2018, Newmark had $103.6 million in an equity method investment, which represents a 27% ownership in Real Estate LP.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at June 30, 2018 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$327,688	$27,989	$71,210	$60,194	$168,295
Warehouse facility	540,571	540,571	—	—	—
Long-term debt(2)	659,650	—	547,150	—	112,500
Intercompany Credit Agreement	270,000	270,000	—	—	—
Total contractual obligations	$1,797,909	$838,560	$618,360	$60,194	$280,795

(1)

Operating leases are related to rental payments under various non-cancelable leases principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $2.9 million over the life of the agreement.

(2)

Long-term debt reflects long-term borrowings of $247.2 million under Newmark’s Term Loan: the issuance of $112.5 million of the 2042 Promissory Notes due June 26, 2042, and $300.0 million of the 2019 Promissory Notes due December 9, 2019, (see Note 20–Long-Term Debt) for more information regarding these obligations.

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

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards under U.S. GAAP guidance. Accordingly, we recognize a liability for these units on our unaudited condensed consolidated balance sheets as part of “Accrued compensation” for the amortized portion of the post-termination payment amount, based on the current fair value of the expected future cash payout. We amortize the post-termination payment amount, less an expected forfeiture rate, over the vesting period, and record an expense for such awards based on the change in value at each reporting period in our unaudited condensed consolidated statements of operations as part of “Compensation and employee benefits.”

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

Employee Loans: We have entered into various agreements with certain employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The distributions are treated as compensation expense when made and the proceeds are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of June 30, 2018 and December 31, 2017, the aggregate balance of employee loans, net of reserve, was $248.0 million and $209.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three and six months ended June 30, 2018 was $5.2 million and $11.2 million, respectively and $2.4 million and $4.4 million for the three and six months ended June 30, 2017, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

When reviewing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the results of the qualitative assessment are not conclusive, or if we choose to bypass the qualitative assessment, we perform a goodwill impairment analysis using a two-step process. Newmark had goodwill balances as of June 30, 2018 and December 31, 2017 of $481.7 million and $477.0 million, respectively.

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

Recent Accounting Pronouncements

See Note 1—Organization and Basis of Presentation, to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

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

For the second quarter of 2018, our board of directors declared a dividend of 9 cents per share based on management’s current expectation of our post-tax Adjusted Earning per fully diluted share for the year, and has indicated that it expects such dividend to remain consistent for the full year. To the extent that 25% of our post-tax Adjusted Earnings per fully diluted share for the year exceeds this dividend on an annualized basis (i.e. an expected aggregate of $0.36 for four quarters), we do not expect that our board of directors will increase the amount of the quarterly dividend payment during the year, or make downward adjustments in the event of a shortfall, although no assurance can be given that adjustments will not be made during the year. We have indicated that we expect to announce the annual expected dividend rate in the first quarter of each year. On August 1, 2018, Newmark’s Board of Directors increased Newmark’s authorization of repurchases of shares of Newmark’s Class A common stock by $100 million to $200 million.

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

As compared with items such as “Income (loss) before income taxes and noncontrolling interests” and “Net income (loss) for fully diluted shares” all prepared in accordance with U.S. GAAP, Adjusted Earnings calculations primarily exclude certain non-cash compensation and other expenses that generally do not involve the receipt or outlay of cash by the Company and/or which do not dilute existing stockholders, as described below. In addition, Adjusted Earnings calculations exclude certain gains and charges that management believes do not best reflect the ordinary operating results of Newmark

Adjustments Made to Calculate Pre-Tax Adjusted Earnings

Newmark defines pre-tax Adjusted Earnings as GAAP income (loss) from operations before income taxes and noncontrolling interest in subsidiaries, excluding certain items such as:

•The impact of any unrealized non-cash mark-to-market gains or losses on “other income (loss)” related to the variable share forward agreement with respect to Newmark’s expected receipt of the Nasdaq payments in 2019 and 2020;

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

When the Company issues limited partnership units, the shares of common stock into which the units can be ultimately exchanged are included in Newmark’s fully diluted share count for Adjusted Earnings at the beginning of the subsequent quarter after the date of grant. Newmark includes such shares in the Company’s fully diluted share count when the unit is granted because the unit holder is expected to be paid a pro-rata distribution based on Newmark’s calculation of Adjusted Earnings per fully diluted share and because the holder could be granted the ability to exchange their units into shares of common stock in the future. Non-cash charges with respect to grants of exchangeability reflect the value of the shares of common stock into which the unit is exchangeable when the unit holder is granted exchangeability not previously expensed in accordance with U.S. GAAP. The amount of non-cash charges relating to grants of exchangeability the Company uses to calculate pre-tax Adjusted Earnings on a quarterly basis is based upon the Company’s estimate of expected grants of exchangeability to limited partnership units during the annual period, as described further below under “Adjustments Made to Calculate Post-Tax Adjusted Earnings.”

Adjusted Earnings also excludes non-cash GAAP gains attributable to originated mortgage servicing rights (which Newmark refer to as “OMSRs”) and non-cash GAAP amortization of mortgage servicing rights (which the Company refers to as “MSRs”).

Under U.S. GAAP, the Company recognizes OMSRs gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. Subsequent to the initial recognition at fair value, MSRs are carried at the lower of amortized cost or fair value and amortized in proportion to the net servicing revenue expected to be earned. However, it is expected that any cash received with respect to these servicing rights, net of associated expenses, will increase Adjusted Earnings (and Adjusted EBITDA) in future periods.

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

The types of interests in Newmark, Newmark Holdings and Newmark OpCo outstanding following the completion of these transactions are described under “Current Structure of Newmark” below.

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

Assumption and Repayment of Indebtedness

In connection with the Separation and prior to the closing of our IPO, we assumed from BGC Partners the Term Loan and the Converted Term Loan. Newmark OpCo also assumed from BGC U.S. OpCo the BGC Notes. We contributed all of the net proceeds of our IPO to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by us in the IPO. Newmark OpCo used all of such net proceeds to partially repay intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. OpCo and was assumed by Newmark OpCo in connection with the separation). We used all of such repayment from Newmark OpCo to partially repay the Term Loan. The Term Loan had a maturity date of September 8, 2019, and was repaid in full on March 9, 2018. Pursuant to the Term Loan, in the event that any member of the Newmark Group received net proceeds from the incurrence of indebtedness for borrowed money or an equity issuance (in each case subject to certain exceptions), Newmark OpCo was obligated to use such net proceeds to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which in turn we were obligated to the remaining amount outstanding on the Term Loan), and thereafter, to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Converted Term Loan (which in turn we will use to repay the remaining amount outstanding on the Converted Term Loan). On June 19, 2018, Newmark OpCo repaid approximately $152.9 million of the outstanding principal amount under the Converted Term Loan. As of June 30, 2018, approximately $247.2 million of the Converted Term Loan remains outstanding. Following full repayment of the Term Loan and the Converted Term Loan, in the event that any member of the Newmark Group receives net proceeds from the incurrence of indebtedness for borrowed money (subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the BGC Notes. In addition, we will be obligated to repay any remaining amounts under the BGC Notes prior to the Distribution.

On March 19, 2018, Newmark and BGC Partners entered into an Intercompany Credit Agreement and on the same date Newmark borrowed $150.0 million from BGC pursuant to the facilities under the Intercompany Credit Agreement.  The interest rate as of June 30, 2018 was LIBOR plus 3.25%, or 5.31%, which may be adjusted based on the higher of BGC’s or Newmark’s short-term borrowing rate then in effect at such time plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. Newmark has transferred these proceeds to its restricted cash account pledged for the benefit of Fannie Mae. As of June 30, 2018, Newmark’s total net borrowings under the Intercompany Credit Agreement are $270.0 million.

BGC Partners March 2018 Investment

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16,606,726 newly issued exchangeable limited partnership units of Newmark Holdings for an aggregate investment of approximately $242.0 million. The price per unit was based on the $14.57 closing price of our Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market.  These units are exchangeable, at BGC Partners’ discretion, into either shares of our Class common stock or our Class B common stock, par value $0.01 per share. Following such issuance, BGC Partners owned 83.4% of our 138.6 million shares of Class A common issued and outstanding on March 7, 2018 and 100% of our 15.8 million issued and outstanding shares of Class B common stock. Including the newly issued exchangeable limited partnership units of Newmark Holdings, BGC Group owned 59.2% of the 253.0 million fully diluted shares of Newmark outstanding on March 7, 2018. The balance of our fully diluted share count was owned by the public, Cantor, partners of Newmark Holdings, and employees. Because Newmark limited partnership units are not entitled to a vote until they are exchanged for Newmark common stock, BGC Group’s voting power with respect to Newmark did not change as a result of the March 2018 investment. If the BGC Group were to exchange such units into shares of our Class B common stock, the BGC Group would have 95.0% of our total voting power as of June 30, 2018 (92.7% if the BGC Group were to exchange such units into shares of our Class A common stock).

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

Current Structure of Newmark

As of June 30, 2018, there were 138,921,533 shares of Class A common stock issued and outstanding. BGC Partners held 115,593,786 shares of our Class A common stock representing approximately 83.2% of our outstanding Class A common stock. Each share of Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. In addition, as of June 30, 2018, BGC Partners held 15,840,049 shares of our Class B common stock representing all of the outstanding shares of our Class B common stock. Together, the shares of Class A common stock and Class B common stock held by BGC Partners as of June 30, 2018, represented approximately 92.2% of our total voting power. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to 10 votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Class B common stock into shares of Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of June 30, 2018, we directly held Newmark OpCo limited partnership interests consisting of approximately 154,761,581 units representing approximately 61.1% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that will hold these interests, serve as the general partner of Newmark Holdings and, through Newmark Holdings, act as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we will consolidate Newmark OpCo’s results for financial reporting purposes.

Cantor, BGC Partners (including through its operating subsidiaries), founding partners, working partners and limited partnership unit holders directly hold Newmark Holdings limited partnership interests. Newmark Holdings, in turn, holds Newmark OpCo limited partnership interests and, as a result, Cantor, BGC Partners (including through its operating subsidiaries), founding partners, working partners and limited partnership unit holders indirectly have interests in Newmark OpCo limited partnership interests. In accordance with the Separation and Distribution Agreement, BGC owns limited partnership interests in Newmark OpCo as a result of issuances of BGC Class A common stock, primarily related to the redemption of limited partnership interests in BGC Holdings and Newmark Holdings. Prior to the Newmark spin-off, these limited partnership interests held by BGC in the Newmark OpCo will be exchanged into Newmark Class A or Class B common stock, and will be included as part of the Newmark Distribution to BGC shareholders. In addition, RBC holds approximately $175 million of EPUs issued by Newmark OpCo in connection with the Newmark OpCo Preferred Investment.

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

Each unit of Newmark Holdings limited partnership interests held by Cantor and BGC Partners (including through its operating subsidiaries) is generally exchangeable with us for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement). Prior to the spin-off, however, such exchanges are subject to the limitation as described in our 2017 Annual Report on Form 10-K (the “10-K”) under “Item 13—Certain Relationships and Related-Party Transactions—Amended and Restated Newmark Holdings Limited Partnership Agreement—Exchanges.”

As of June 30, 2018, 5,676,703 founding/working partner interests were outstanding. These founding/working partner were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires such interests from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for our Class A common stock or Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for our Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of our Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of our Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy (x) with BGC Partners for Class A common stock of BGC Partners (after also providing the requisite portion of BGC Holdings founding/working partner interests) if the termination or bankruptcy occurs prior to the Distribution and (y) in all other cases, with us for our Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of June 30, 2018, 74,062,985 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by BGC Partners (including through its operating subsidiaries)). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

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

The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. See “Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Purchased of Equity Securities—Dividend Policy” and “Item 13—Certain Relationship and Related-Party Transactions-Adjustments to Exchange Ratio” in our 10-K/A.

With each exchange, our direct and indirect (and, prior to the Distribution and as described above, BGC Partners’ indirect) interest in Newmark OpCo will proportionately increase because, immediately following an exchange, Newmark Holdings will redeem the Newmark Holdings unit so acquired for the Newmark OpCo limited partnership interest underlying such Newmark Holdings unit.

The profit and loss of Newmark OpCo and Newmark Holdings, as the case may be, are allocated based on the total number of Newmark OpCo units (not including EPUs) and Newmark Holdings units, as the case may be, outstanding.

The following diagram illustrates our ownership structure as of June 30, 2018. The diagram does not reflect the various subsidiaries of Newmark, Newmark Holdings, Newmark OpCo, BGC Partners, BGC U.S. OpCo, BGC Global OpCo or Cantor, the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the EPUs in Newmark OpCo held by RBC. Holders of the EPUs are not allocated any gains or losses for tax purposes and are not entitled to regular distributions. For additional information regarding the EPUs, please see the section titled “Exchangeable Preferred Partnership Units and Forward Contract” in Note 1 – Organization and Basis of Presentation and the section titled “Exchangeable preferred Limited Partnership Units” in Note 2 – Limited Partnership Interests in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The diagram above does not show (a) certain operating subsidiaries that are organized as corporations whose equity are either wholly owned by us or whose equity are majority-owned by us with the remainder owned by Newmark OpCo or (b) EPUs issued by Newmark OpCo held by RBC.

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

Had the spin-off occurred immediately following the close of the second quarter of 2018, the ratio of Newmark common shares to be distributed in respect of each BGC common share would have been approximately 0.4647. However, the exact ratio of Newmark common shares to be distributed in respect of each BGC common share in the spin-off will depend on, among other things, the number of BGC common shares outstanding and the number of Newmark common shares (including Newmark common shares underlying units of Newmark OpCo) owned by BGC as of the record date of the spin-off. The spin-off is subject to a number of conditions, and BGC may determine not to proceed with the spin-off if the BGC board of directors determines, in its sole discretion, that the spin-off is not in the best interest of BGC and its stockholders. Accordingly, the spin-off may not occur on the expected timeframe, or at all.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In connection with the Separation, we assumed from BGC Partners the Term Loan and the Converted Term Loan. Newmark OpCo also assumed from BGC U.S. OpCo the BGC Notes. We contributed all of the net proceeds of the IPO to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by us in the IPO. Newmark OpCo used all of such net proceeds to partially repay intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. OpCo and has been assumed by Newmark OpCo in connection with the separation). In addition, on March 7, 2018, BGC, including through its subsidiary invested $242.0 million in Newmark limited partnership interests. Newmark has used the proceeds from this transaction plus all of the repayment from Newmark OpCo, and cash on hand to repay in full the Term Loan during the six months ended June 30, 2018. Following the IPO, in the event that any member of the Newmark Group receives net proceeds from the incurrence of indebtedness for borrowed money or an equity issuance (in each case subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the remaining intercompany indebtedness owed by Newmark OpCo to us to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Converted Term Loan (which in turn we will use to repay the remaining amount outstanding on the Converted Term Loan). Following the repayment of the Term Loan and the Converted Term Loan, in the event that any member of the Newmark Group receives net proceeds from the incurrence of indebtedness for borrowed money (subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the BGC Notes. In addition, Newmark will be obligated to repay any remaining amounts under the BGC Notes prior to the distribution. We intend to replace the financing provided by the BGC Notes that remain outstanding with new senior term loans (which may be secured or unsecured), new senior unsecured notes, other long- or short-term financing or a combination thereof in an aggregate principal amount of approximately $412.5 million. While the terms of these borrowings, including the interest rates, have not yet been determined, our interest income expense could be exposed to changes in interest rates. In that event, we may enter into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of June 30, 2018 and June 30, 2017 was 209 basis points and 123 basis points, respectively. A 100 basis point increase in 30-day LIBOR would increase our annual earnings by approximately $8.4 million based on our escrow balance as of June 30, 2018 compared to $15.7 million based on our escrow balance as of June 30, 2017. A decrease in 30-day LIBOR to zero would decrease our annual earnings by approximately $8.4 million based on the escrow balance as of June 30, 2018 compared to $15.7 million based on our escrow balance as of June 30, 2017.

We use warehouse facilities, borrowings from related parties, and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual net interest income by approximately $5.4 million based on our outstanding balances as of June 30, 2018 compared to $9.3 million based on our outstanding balances as of June 30, 2017. A 100-basis point decrease in 30-day LIBOR would increase our annual earnings by approximately $5.4 million based on our outstanding warehouse balance as of June 30, 2018 compared to $9.3 million as of June 30, 2017.

The borrowing cost of the Converted Term Loan is based on LIBOR. A 100-basis point increase in the 30-day LIBOR would increase our interest expense by $2.5 million on our outstanding balances as of June 30, 2018. A 100-basis point decrease in the 30-day LIBOR would decrease our annual interest expense by $2.5 million based on our outstanding balance as of June 30, 2018.

The borrowing cost of the Intercompany Credit Agreement is based on LIBOR. A 100-basis point increase in the 30-day LIBOR would increase our interest expense by $2.7 million on our outstanding balances as of June 30, 2018. A 100-basis point decrease in the 30-day LIBOR would decrease our annual interest expense by $2.7 million based on our outstanding balance as of June 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Newmark maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc. disclosure controls and procedures as of June 30, 2018. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark’s disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

During the three months ending June 30, 2018, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

see Note 29—Commitments, Contingencies and Guarantees to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

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

We may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the rights of others or defend against claims of infringement or invalidity. For example, we recently responded to a claim by Newmark Realty Capital, Inc. (which we refer to as “Realty Capital”) against us alleging, among other things, trademark infringement under Section 32 of the Lanham Act. In connection with our answer, we filed counterclaims alleging that Realty Capital has infringed our trademarks and seeking an order cancelling Realty Capital’s registered trademarks. We also separately initiated an action before the U.S. Patent and Trademark Office seeking invalidation of Realty Capital’s registration of a design mark that includes the stand-alone name “Newmark.” On November 16, 2017, a federal court in the Northern District of California issued an order denying Realty Capital’s motion to enjoin us from using the name “Newmark” generally as a trademark, which supported Newmark’s rights and longstanding goodwill in relation to the use of the “Newmark” name. The same order temporarily enjoined Newmark from using the name “Newmark” for “mortgage banking, mortgage brokerage, loan servicing, investment brokerage, and investment consulting services in the field of commercial real estate.” This order is in effect until a decision at trial, which is currently scheduled for January 2019. We have moved the court for an order reconsidering the injunction and lifting it in its entirety, and may eventually file an appeal if necessary. In response to our request that the court stay the injunction pending reconsideration, the court ruled in our favor and has suspended the injunction as to the categories of “investment consulting” and “investment brokerage.” In advance of the motion for reconsideration hearing, Realty Capital filed a motion for a new injunction prohibiting the use of “Newmark” for “any commercial real estate services” and demanding relief more expansive than the request the Court previously denied on November 16, 2017. On March 30, 2018, the court granted the reconsideration motion in part and denied it in part, reversing that part of the injunction that prohibited us from using the “Newmark Knight Frank” name. We have initiated an appeal of the remaining portion of the injunction.  On April 17, 2018, the court denied Realty Capital’s motion to modify the injunction in its entirety. On July 26, 2018, after the close of discovery, we moved for summary judgement to dismiss Realty Capital’s claims in their entirety. No assurance can be given as to whether these cases will ultimately be determined in our favor or that our ability to use the “Newmark” name will be impacted by the proceedings. Any such claims or litigation, whether successful or unsuccessful, could result in substantial costs, the diversion of resources and the attention of management, any of which could materially negatively affect our business. Responding to these claims could also require us to enter into royalty or licensing agreements with the third parties claiming infringement, stop selling or redesign affected products or services or pay damages on our own behalf or to satisfy indemnification commitments with our clients. Such royalty or licensing agreements, if available, may not be available on terms acceptable to us, and may negatively affect our business, financial condition, results of operations or prospects. Despite these potential risks, even if we are permanently enjoined from using the “Newmark” name in the sectors described in the preliminary injunction order or in connection with commercial real estate services generally, we do not believe such an order would significantly affect our long-term prospects.

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or the commercial real estate services industry, expose us to interest rate risk, impact our ability to obtain a favorable credit rating and prevent us from meeting or refinancing our obligations under our indebtedness.

As of June 30, 2018, we had approximately $659.7 million in aggregate principal amount of indebtedness outstanding. The amount of debt we incur may have important, adverse consequences to us and our investors, including that:

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

We have begun the process of pursuing our own credit rating, which is likely to be impacted by BGC’s rating. We have indicated that we intend to complete the necessary steps to achieve the spin-off by the end of 2018, although no assurance can be given. No assurance can be given that we will obtain a credit rating in a timely fashion or that the credit rating we do ultimately receive will enable us to borrow on favorable terms. Such credit ratings may further impact the timing of our proposed tax-free spin-off. The spin-off is contingent upon us repaying or refinancing our $659.7 million of long-term debt owed to or guaranteed by BGC in order to be tax-free. On May 8, 2018, Fitch ratings affirmed Cantor’s and BGC’s Long-term Issuer Default Ratings (“IDRs”) at ‘BBB-‘ and Short-term IDRs at ‘F3’. Fitch has also assigned Stable Rating Outlooks to both Cantor and BGC. Additionally, on May 14, 2018, Standard and Poor’s (“S&P”) also affirmed Cantor’s and BGC’s issuer credit and senior unsecured debt ratings at ‘BBB-‘ assigning stable rating outlooks.

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

10.1

Variable Postpaid Forward Transaction Confirmation Agreement by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018).

10.2

Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018).

10.3

Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2018.

Newmark Group, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Quarterly Report on Form 10-Q has been signed below by the following persons on behalf of the registrant, Newmark Group, Inc., in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/s/ Howard W. Lutnick Howard W. Lutnick	Chairman (Principal Executive Officer)	August 14, 2018

/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer (Principal Financial and Accounting Officer)	August 14, 2018