Form 10-Q
period 2018-09-30
NEWMARK GROUP, INC.
filed 2018-11-14
CIK 1690680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On November 12, 2018, the registrant had 138,941,979 shares of Class A common stock, $0.01 par value, and 15,840,049 shares of Class B common stock, $0.01 par value outstanding.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•

our relationship with Cantor, BGC Partners and their respective affiliates and any related conflicts of interest, or litigation, competition for and retention of brokers and other managers and key employees;

•	the timing of the spin-off (defined below) and whether the spin-off will occur at all;
•	limitations on Newmark’s ability to enter into certain transactions in order to preserve the tax-free treatment of the spin-off;
•	our ability to maintain or develop relationships with independently owned offices in our Real Estate Service business;
•	our ability to grow in other geographic regions, including the Berkeley Point Acquisition (defined below) and the separation from BGC;
•

our proposed spin-off from BGC, and the anticipated future affects of such transactions, or growth, and the future impact of any such transactions, relationships or growth on our business and on our financial results on current or future periods, including with respect to any assumed liabilities or indemnification obligations with respect to such transactions, the integration of any completed acquisitions and the use of proceeds of any completed dispositions;

•

market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets for commercial real estate and related services, and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•	the effect of industry concentration and reorganization, reduction of customers and consolidation;
•	liquidity, regulatory, and clearing capital requirements and the impact of credit market events;
•	risks associated with the integration of acquired businesses with our other businesses;
•

risks related to changes in our relationships with the Government Sponsored Enterprises (“GSEs”) and Housing and Urban Development (“HUD”), changes in prevailing interest rates and the risk of loss in connection with loan defaults;

•	risks related to changes in the future of the GSEs, including changes in the terms of applicable conservatorships and changes in their origination capabilities;
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the nature, timing and consequences of the U.K. exit from the European Union following the referendum and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade or other related policies by the U.S. and/or other countries and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including recent hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services ;

•

the effect on our business, our clients, the markets in which we operate, and the economy in general of recent changes in the U.S. and foreign tax and other laws, potential policy and regulatory changes from the government in Mexico, possible shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies and impasses;

•

the effect on our businesses of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

•

extensive regulation of our businesses and clients, changes in regulation relating to commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, fines, penalties, sanctions, and changes to our restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to our taking actions to ensure that we and Newmark Holdings are not deemed investment companies under the Investment Company Act of 1940 (the “Investment Company Act”);

•	factors related to specific transactions or series of transactions as well as counterparty failure;
•

costs and expenses of developing, maintaining and protecting our intellectual property, as well as employment and other litigation and their related costs, including related to acquisitions and other matters, including judgments or settlements paid or received and the impact thereof on our financial results and cash flow in any given period;

•	our ability to obtain additional financing, including to refinance our indebtedness, and the risks of the resulting leverage, as well as interest and currency rate fluctuations;
•

certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flow from operations, increased leverage and the need for short- or long-term borrowings, including from Cantor, or other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to obtain additional financing or refinancing of existing debt on terms acceptable to us, if at all, and risks of the resulting leverage, including potentially causing a reduction in our credit ratings and the associated outlooks and increased borrowing costs, including as a result of the Berkeley Point Acquisition (defined below), as well as interest rate and foreign currency exchange rate fluctuations;

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
•

information technology risks, including capacity constraints, failures, or disruptions in our systems or those of clients, counterparties, or other parties with which we interact, including cybersecurity risks and incidents, compliance with regulations requiring data minimization and protection and preservation of records of access and transfers of data, privacy risk and exposure to potential liability and regulatory focus;

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

•

the fact that the prices at which shares of our Class A common stock are sold in offerings or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;
•

the effect on the market for and trading price of our Class A common stock and of various offerings and other transactions, including offerings of our Class A common stock and convertible or exchangeable securities, the Separation (defined below), our IPO and the proposed spin-off, our repurchases of shares of our Class A common stock and purchases of Newmark Holdings limited partnership interests or other equity interests in us or in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on Newmark Holdings limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our outstanding securities, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares or units (including by BGC Partners, Cantor, executive officers, partners, employees or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our Class B common stock and our other convertible securities, stock pledge, stock loan, or other financing transactions; and

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are available to the public from the SEC’s website at www.sec.gov.

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

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(unaudited)

	September 30, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$70,607	$121,027
Restricted cash	260,592	—
Cash segregated under regulatory requirements	55,859	52,347
Marketable securities	93,715	57,623
Loans held for sale, at fair value	1,132,665	362,635
Receivables, net	390,165	210,471
Other current assets (see note 17)	53,860	20,994
Total current assets	2,057,463	825,097
Goodwill	513,527	477,532
Mortgage servicing rights, net	405,241	392,626
Loans, forgivable loans and other receivables from employees and partners, net	275,156	209,549
Fixed assets, net	72,158	64,822
Other intangible assets, net	29,354	24,921
Other assets (see note 17)	368,195	278,460
Total assets	$3,721,094	$2,273,007
Liabilities, Redeemable Partnership Interest, and Equity:
Current liabilities:
Warehouse notes payable	$1,131,792	$360,440
Accrued compensation	314,350	205,395
Current portion of accounts payable, accrued expenses and other liabilities (see note 27)	248,365	124,961
Securities loaned	8,580	57,623
Current portion of payables to related parties	397,993	34,169
Total current liabilities	2,101,080	782,588
Long-term debt	133,950	670,710
Long-term debt payable to related parties	300,000	412,500
Other long-term liabilities (see note 27)	173,633	163,795
Total liabilities	2,708,663	2,029,593
Commitments and contingencies (see note 29)
Redeemable partnership interests	24,131	21,096
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000 shares authorized; 138,939 and 138,594 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,389	1,386
Class B common stock, par value of $0.01 per share: 500,000 shares authorized; 15,840 shares issued and outstanding at September 30, 2018 and December 31, 2017	158	158
Additional paid-in capital	55,728	59,374
Retained earnings	277,349	199,492
Total stockholders’ equity	334,624	260,410
Noncontrolling interests	653,676	(38,092)
Total equity	988,300	222,318
Total liabilities, redeemable partnership interest, and equity	$3,721,094	$2,273,007

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Commissions	$319,340	$256,918	$859,908	$701,724
Gains from mortgage banking activities/originations, net	51,972	45,455	132,763	164,263
Management services, servicing fees and other	147,497	95,848	423,217	269,887
Total revenues	518,809	398,221	1,415,888	1,135,874
Expenses:
Compensation and employee benefits	291,096	270,943	812,771	724,606
Allocations of net income and grant of exchangeability to limited partnership units	41,062	18,217	131,897	52,717
Total compensation and employee benefits	332,158	289,160	944,668	777,323
Operating, administrative and other	84,914	52,313	240,389	159,099
Fees to related parties	6,644	5,355	19,839	14,240
Depreciation and amortization	25,873	29,922	68,587	71,377
Total operating expenses	449,589	376,750	1,273,483	1,022,039
Other income (losses), net:
Other income (loss)	93,717	77,264	99,059	75,956
Total other income (losses), net	93,717	77,264	99,059	75,956
Income from operations	162,937	98,735	241,464	189,791
Interest (expense) income, net	(11,509)	1,724	(35,500)	4,239
Income before income taxes and noncontrolling interests	151,428	100,459	205,964	194,030
Provision for income taxes	35,870	1,989	53,625	3,396
Consolidated net income	115,558	98,470	152,339	190,634
Less: Net income (loss) attributable to noncontrolling interests	47,321	(337)	63,366	(29)
Net income available to common stockholders	$68,237	$98,807	$88,973	$190,663
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$66,563	$98,807	$87,107	$190,663
Basic earnings per share	$0.43	N/A	$0.56	N/A
Basic weighted-average shares of common stock outstanding	155,152	N/A	155,348	N/A
Fully diluted earnings per share
Net income for fully diluted shares	$80,038	N/A	$104,580	N/A
Fully diluted earnings per share	$0.43	N/A	$0.56	N/A
Fully diluted weighted-average shares of common stock outstanding	185,134	N/A	185,559	N/A

(1)	In accordance with ASC 260, includes a reduction for dividends on preferred stock or units in the amount of $1.7 and $1.9 million, for the three and nine months ended September 30, 2018, respectively.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated net income	$115,558	$98,470	$152,339	$190,634
Comprehensive income, net of tax	115,558	98,470	152,339	190,634
Less: Comprehensive income attributable to noncontrolling interests, net of tax	47,321	(337)	63,366	(29)
Comprehensive income available to common stockholders	$68,237	$98,807	$88,973	$190,663

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share amounts)

(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	BGC’s Net Investment in Newmark	Noncontrolling Interests in Subsidiaries	Total
Balance, January 1, 2017	$—	$—	$—	$245,877	$735,899	$2,007	$983,783
Consolidated net income	—	—	—	144,492	—	604	145,096
Distributions	—	—	—	(190,877)	—	(71)	(190,948)
Purchase of noncontrolling interests	—	—	—	—	1,092	(1,092)	—
Noncontrolling interests in an entity acquired	—	—	—	—	—	19,146	19,146
Debt assumed from BGC	—	—	—	—	(1,387,500)	—	(1,387,500)
Contributions	—	—	—	—	368,418	—	368,418
Transfer of pre initial public offering (“IPO”) capital to redeemable partnership interests	—	—	—	—	(21,096)	—	(21,096)
Issuance of shares in the Separation (Class A common stock, 115,593,787 shares; Class B common stock, 15,840,049 shares)	1,156	158	(245,815)	—	303,187	(58,686)	—
Proceeds from IPO, net of underwriting discounts and other expenses (Class A common stock, 23,000,000 shares)	230	—	295,189	—	—	—	295,419
Equity-based compensation (Class A common stock, 600,000 shares)	—	—	10,000	—	—	—	10,000
Balance, December 31, 2017	$1,386	$158	$59,374	$199,492	$—	$(38,092)	$222,318
Consolidated net income	—	—	—	88,973	—	63,366	152,339
Cumulative effect of revenue standard adoption	—	—	—	16,463	—	2,342	18,805
Reduction of earnings distributions	—	—	—	2,144	—	—	2,144
Dividends to common stockholders	—	—	—	(27,857)	—	—	(27,857)
Preferred dividend on exchangeable preferred partnership units	—	—	—	(1,866)	—	—	(1,866)
Equity-based compensation and related issuance (Class A common stock, 327,746 shares)	3	—	(4,900)	—	—	—	(4,897)
Contingent Class A common stock to be issued to newly acquired entities	—	—	3,136	—	—	—	3,136
Unvested restricted stock units	—	—	539	—	—	—	539
BGC's purchase of 16,606,726 exchangeable limited partnership units in Newmark Holdings	—	—	—	—	—	241,960	241,960
Grant of exchangeability, redemption and issuance of limited partnership interests and other noncontrolling interests	—	—	—	—	—	93,943	93,943
Issuance of exchangeable preferred partnership units in Newmark OpCo	—	—	—	—	—	322,653	322,653
Earning distributions to limited partnership interests, redeemable partnership interests, and other noncontrolling interests	—	—	—	—	—	(42,962)	(42,962)
Issuance of limited partnership units and contingent limited partnership units in connection with acquisitions	—	—	—	—	—	11,115	11,115
Other	—	—	(2,421)	—	—	(649)	(3,070)
Balance, September 30, 2018	$1,389	$158	$55,728	$277,349	$—	$653,676	$988,300

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Dividends declared per share of common stock	$0.09	N/A	$0.27	N/A
Dividends declared and paid per share of common stock	$0.09	N/A	$0.18	N/A

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$152,339	$190,634
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on originated mortgage servicing rights	(65,632)	(98,814)
Depreciation and amortization	68,587	71,377
Nasdaq recognition	(85,135)	(76,969)
Equity-based compensation and allocations of net income to limited partnership units	124,176	—
Employee loan amortization	20,704	28,964
Deferred tax provision	4,359	—
Change in fair value of contingent consideration	138	—
Unrealized gains on loans held for sale	(461)	(507)
Income from an equity method investment	(5,000)	(945)
Amortization of deferred financing costs	667	1,068
Provision for uncollectible accounts	2,376	1,126
Realized gains on marketable securities	(1,494)	—
Unrealized gain on marketable securities	(897)	—
Valuation of derivative asset	(6,327)	—
Loan originations—loans held for sale	(5,937,964)	(7,314,794)
Loan sales—loans held for sale	5,168,394	7,726,804
Consolidated net income, adjusted for non-cash and non-operating items	(561,170)	527,944
Changes in operating assets and liabilities:
Receivables, net	(67,253)	(35,709)
Loans, forgivable loans and other receivables from employees and partners	(85,127)	(35,160)
Other assets	(27,092)	11,380
Accrued compensation	34,918	18,751
Accounts payable, accrued expenses and other liabilities	69,364	23,762
Net cash provided by (used in) operating activities	(636,360)	510,968
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired and repurchases of noncontrolling interests	(32,533)	2,792
Payments to related parties	—	(375,000)
Borrowings from related parties	—	375,000
Proceeds from the sale of marketable securities	51,433	—
Investment in cost method investments	(22,500)	—
Purchases of fixed assets	(10,786)	(13,333)
Purchase of mortgage servicing rights	(2,124)	(577)
Net cash provided by (used in) investing activities	(16,510)	(11,118)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse notes payable	5,937,964	7,314,794
Principal payments on warehouse notes payable	(5,166,612)	(6,913,030)
Proceeds from BGC's purchase of exchangeable limited partnership units in Newmark Holdings	241,960	—
Proceeds from issuance of exchangeable preferred partnership units	265,569	—
Payments to related parties	(130,500)	(1,327,295)
Borrowings from related parties	368,495	577,812
Pre-acquisition distributions relating to the BPF acquisition	—	(66,782)
Repayment of long-term debt	(536,760)	—
Securities loaned	(49,043)	—
Earnings distributions	(23,139)	(71)
Dividends to common stockholders	(27,858)	—
Payments for IPO offering costs	(8,870)	—
Payments on acquisition earn-outs	(3,500)	(12,211)
Payment of deferred financing costs	(1,152)	(1,108)
Net cash provided by (used in) financing activities	866,554	(427,891)
Net increase (decrease) in cash and cash equivalents	213,684	71,959
Cash and cash equivalents and restricted cash at beginning of period	173,374	117,554
Cash and cash equivalents and restricted cash at end of period	$387,058	$189,513
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$53,900	$17,848
Taxes	$903	$33

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

Concurrently with the Berkeley Point Acquisition, on September 8, 2017 Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment are available. As of September 30, 2018, Newmark’s investment in Real Estate LP is accounted for under the equity method.

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

On December 15, 2017, Newmark announced the pricing of the IPO of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK.” In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark Class A common stock from Newmark at the IPO price, less underwriting discounts and commission (the “option”). As a result, Newmark received aggregate net proceeds of approximately $295.4 million from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses. Upon the closing of the option, Newmark’s public stockholders owned approximately 16.6% of the shares of Newmark Class A common stock. This is based on 138.6 million shares of Newmark Class A common stock outstanding following the closing of the option. Also upon the closing of the option, Newmark’s public stockholders owned approximately 9.8% of what was then Newmark’s 234.2 million fully diluted shares outstanding.

As part of the Separation described above, BGC contributed its interests in both BPF and Real Estate LP to Newmark.

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings L.P. for approximately $242.0 million (the “Investment in Newmark”). These newly-issued Newmark Units are exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock of Newmark. BGC and its subsidiaries funded the Investment in Newmark using proceeds of its Controlled Equity Offering sales program. See Note 25— Related Party Transactions for additional information.

On November 13, 2018, BGC announced that its Board of Directors approved the distribution, or spin-off, to its common stockholders of all the Class A shares and Class B shares of Newmark common stock that it then owns in a manner intended to qualify as generally tax-free for U.S. federal income tax purposes. Newmark is in the process of completing the necessary steps to achieve the spin-off by November 30, 2018 (the “Distribution Date”), and as part of these steps, Newmark has obtained its own credit rating. In addition, in order for the spin-off to be tax free, Newmark must repay or refinance any debt owed to or guaranteed by BGC.  As of September 30, 2018, Newmark had $434.0 million of debt owed to or guaranteed by BGC and $382.5 million of borrowings outstanding under the Intercompany Credit Agreement. As of September 30, 2018, Newmark had $260.6 million pledged for the benefit of Fannie Mae in excess of the minimum required balance. On October 4, 2018, Newmark withdrew $252.0 million of the cash pledged for the benefit of Fannie Mae, and repaid BGC $252.0 million of the outstanding borrowings under the Intercompany Credit Agreement. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan and the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes. On November 7, 2018, Newmark repaid the then remaining outstanding balance under the Intercompany Credit Agreement. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note prior to November 30, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes. Upon repayment of the 2019 Promissory Note, Newmark will have no further debt obligations owed to BGC. See Note 30 - Subsequent Events.

On November 22, 2017, BGC and Newmark entered into an amendment to an unsecured senior term loan credit agreement, dated as of September 8, 2017, with Bank of America, N.A., as administrative agent and a syndicate of lenders. The agreement provides for a term loan of up to $575.0 million (the “Term Loan”), and as of the Separation this entire amount remained outstanding under the term loan credit agreement. Pursuant to the term loan amendment and effective as of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan. Newmark used the proceeds, net of underwriting discounts and commissions from the IPO to partially repay $304.3 million of the Term Loan. During the nine months ended September 30, 2018, Newmark repaid the outstanding balance of $270.7 million on the Term Loan.

Also on November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement, dated as of September 8, 2017, with the administrative agent and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. As of the Separation, $400.0 million of borrowings were outstanding under the revolving credit facility. Pursuant to the revolver amendment, the then-outstanding borrowings of BGC under the revolving credit facility were converted into a term loan (the “Converted Term Loan”) and, effective upon the Separation, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. During the nine months ended September 30, 2018, Newmark repaid $266.1 million of the Converted Term Loan. As of September 30, 2018, the balance of the Converted Term Loan was $134.0 million.

On June 26, 2012, BGC issued an aggregate of $112.5 million principal amount of its 8.125% Senior Notes due 2042 (the “8.125% BGC Senior Notes”). In connection with the issuance of the 8.125% BGC Senior Notes, BGC lent the proceeds of the 8.125% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of June 26, 2012, with an aggregate principal amount of $112.5 million payable to BGC (the “2042 Promissory Note”). In connection with the Separation, on December 13, 2017 Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note. On September 4, 2018, BGC U.S. OpCo loaned to Newmark OpCo $112.5 million pursuant to the Intercompany Credit Agreement, which bears an annual interest rate of 6.5%. Newmark OpCo used the proceeds to repay the 2042 Promissory Note assumed by it in connection with the Separation.  In addition, on September 5, 2018, BGC redeemed the outstanding $112.5 million aggregate principal amount of the 8.125% BGC Senior Notes. On November 6, 2018, Newmark repaid the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes. See Note 30 - Subsequent Events for additional information.

On December 9, 2014, BGC issued an aggregate of $300.0 million principal amount of its 5.375% Senior Notes due 2019 (the “5.375% BGC Senior Notes”). In connection with the issuance of the 5.375% BGC Senior Notes, BGC lent the proceeds of the 5.375% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014, with an aggregate principal amount of $300.0 million payable to BGC (the “2019 Promissory Note” and, together with the 2042 Promissory Note, the “BGC Notes”). In connection with the Separation, on December 13, 2017 Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note prior to November 30, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes. See Note 30 - Subsequent Events.

On March 19, 2018, Newmark entered into an amended and restated credit agreement (the “Intercompany Credit Agreement”) with BGC, which amended and restated the original intercompany credit agreement between the parties in relation to the Separation, dated as of December 13, 2017. The Intercompany Credit Agreement provides for each party to issue revolving loans to the other party in the lender’s discretion. The interest rate on the Intercompany Credit Agreement can be the higher of BGC’s or Newmark’s short-term borrowings rate in effect at such time plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. The interest rate as of September 30, 2018 was 5.41%. As of September 30, 2018, Newmark’s borrowings under the Intercompany Credit Agreement included $270.0 million which bore an interest rate of 5.41% and $112.5 million which bore an interest rate 6.5%. Newmark recorded interest expense of $4.2 million and $7.8 million for the three and nine months ended September 30, 2018, respectively, which is included in “Interest (expense) income, net” in the unaudited condensed consolidated statement of operations. As of November 7, 2018, all borrowings outstanding under the Intercompany Credit Agreement had been repaid. See Note 30 - Subsequent Events.

Exchangeable Preferred Partnership Units and Forward Contract

On June 18, 2018 and September 26, 2018, Newmark’s principal operating subsidiary, Newmark OpCo, issued approximately $175 million and $150 million of exchangeable preferred limited partnership units (“EPUs”), respectively, in private transactions to The Royal Bank of Canada (“RBC”) (the “Newmark OpCo Preferred Investment”). Newmark received $152.9 million and $113.2 million of cash in the second and third quarter, respectively, of 2018 with respect to these transactions. The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in Noncontrolling interest in subsidiaries on the unaudited condensed consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through Retained Earnings on the unaudited condensed consolidated statement of changes in equity and are reductions to Net income (loss) available to common stockholders for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the newly formed special purpose vehicle entities (the “SPVs”) that are consolidated subsidiaries of Newmark, entered into four variable postpaid forward contracts with RBC (together, the "RBC Forwards"). The SPVs are indirect subsidiaries of Newmark whose sole asset is the Nasdaq share Earn-outs for 2019 through 2022.The RBC Forwards provide the option to both Newmark and RBC for RBC to receive up to 992,247 shares of Nasdaq common stock, received by Newmark pursuant to the Nasdaq earn-out (see Note 6— Marketable Securities), in each of the fourth quarters of 2019 through 2022 in exchange for either cash or redemption of the EPUs, solely at Newmark’s option. The Nasdaq Earn-Out is related to BGC’s sale of its eSpeed business to Nasdaq, Inc. (“Nasdaq”) on June 28, 2013. The purchase consideration consisted of $750.0 million in cash paid upon closing, plus an expected payment of up to 14.9 million shares of Nasdaq common stock to be paid ratably over 15 years beginning in 2013, assuming that Nasdaq, as a whole, generates at least $25.0 million in gross revenues each of these years. In connection with the separation of Newmark from BGC, during the third quarter of 2017 BGC transferred to Newmark the right to receive the remainder of the Nasdaq earn-out payments.

As the RBC Forwards provide Newmark with the ability to redeem the EPUs for Nasdaq stock, and these instruments are not legally detachable, they represent single financial instruments. The financial instruments’ EPU redemption feature for Nasdaq common stock is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instruments, and, therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on Newmark’s unaudited condensed consolidated statements of operations, with all changes in fair value recorded as a component of ”Other income (losses), net” on Newmark’s unaudited condensed consolidated statements of operations. See Note 10 — Derivatives for additional information.

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

This Berkeley Point Acquisition has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of Newmark have been retrospectively adjusted to include the financial results of BPF in the current and prior periods as if BPF had always been consolidated. On December 13, 2017, in connection with the Separation, the assets and liabilities of BPF were transferred to Newmark. As of October 15, 2018, ARA, Berkeley Point, NKF Capital Markets, and Newmark Cornish & Carey all operate under the name “Newmark Knight Frank”.

Intercompany balances and transactions within Newmark have been eliminated. Transactions between Cantor or BGC and Newmark pursuant to service agreements between Cantor and BGC (see Note 25— Related Party Transactions), represent valid receivables and liabilities of Newmark, which are periodically cash settled, have been included in the unaudited condensed consolidated financial statements as either receivables to or payables from related parties. Additionally, certain other transactions between BGC and Newmark are contributions of BGC’s net investment in Newmark including acquisitions prior to the IPO (see Note 4— Acquisitions).

Newmark receives administrative services to support its operations, and in return, Cantor and BGC allocate certain of their expenses to Newmark. Such expenses represent costs related, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor and BGC overhead costs, are included as expenses in the unaudited condensed consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on a services agreement between Cantor and BGC which reflects the utilization of service provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor and BGC. Actual costs that would have been incurred if Newmark had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure. For an additional discussion of expense allocations, (see Note 25— Related Party Transactions).

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. Newmark adopted the standard as of its effective date of January 1, 2018 and recognized an increase in assets, liabilities, beginning retained earnings and non-controlling interests of $64.4 million, $45.6 million, $16.5 million and $2.3 million, respectively, as the cumulative effect of adoption of this accounting change. The impact of adoption is primarily related to Newmark’s brokerage revenues from leasing commissions where revenue recognition was previously deferred when future contingencies exist under the previous revenue recognition guidance. The adoption of the new revenue recognition guidance accelerated these commission revenues that were based, in part, on future contingent events. For example, a portion of certain brokerage revenues from leasing commissions were deferred until a future contingency was resolved (e.g., tenant move-in or payment of first month’s rent). Under the new revenue recognition model, Newmark’s performance obligation will be typically satisfied at lease signing and, therefore, the portion of the commission that is contingent on a future event will likely be recognized earlier, if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

There was no significant impact as a result of applying the new revenue standard to Newmark’s unaudited condensed consolidated financial statements for the nine months ended September 30, 2018, except as it relates to the revenue recognition of certain brokerage revenues from leasing commissions that were based, in part, on future contingent events and the presentation of expenses incurred on behalf of customers for certain management services subject to reimbursement.

See Note 3— Summary of Significant Accounting Policies and Note 12— Revenues from Contracts with Customers.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP. Further ASU 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. The guidance in ASUs 2016-02, 2018-10 and 2018-11 is effective beginning January 1, 2019, with early adoption permitted.

Newmark plans to adopt the standards on their required effective date and use the effective date as the date of initial application. As a result, pursuant to this transition method financial information will not be updated and the disclosures required under the new leases standards will not be provided for dates and periods before January 1, 2019. While management is continuing its implementation effort of the new guidance, by assessing all of the effects of adoption, Newmark, acting primarily as a lessee, currently believes the most significant effects will relate to the recognition of new ROU assets and lease liabilities for its real estate and equipment operating leases.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard will become effective beginning January 1, 2019, with early adoption permitted, and will be applied on a prospective basis and modified retrospective basis. Management is currently evaluating the impact of the new guidance on Newmark’s unaudited condensed consolidated financial statements. In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Based on concerns about the sustainability of LIBOR, in 2017, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York identified a broad Treasury repurchase agreement (repo) financing rate referred to as the SOFR as its preferred alternative reference rate. The guidance in ASU No. 2018-16 adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The amendments in this ASU are required to be adopted concurrently with the guidance in ASU No. 2017-12. Management is currently evaluating the impact of the new guidance on Newmark’s unaudited condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for Newmark beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, Newmark’s early adoption eliminated and modified disclosure requirements as of September 30, 2018 and Newmark plans to adopt the remaining disclosure requirements effective January 1, 2020. The adoption of this standard did not impact Newmark’s unaudited condensed consolidated financial statements. See Note 13—“Fair Value of Financial Assets and Liabilities” for additional information.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The guidance on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the guidance in this ASU. The new standard will become effective for Newmark beginning January 1, 2020, should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and early adoption is permitted. Management is currently evaluating the impact of the new guidance on Newmark’s unaudited condensed consolidated financial statements.

(2)	Limited Partnership Interests

Newmark is a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiaries. Virtually all of Newmark’s consolidated net assets and net income are those of consolidated variable interest entities. Newmark Holdings is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark OpCo, the operating partnership. Listed below are the limited partnership interests in Newmark Holdings. In addition, Newmark OpCo issued approximately $325 million of exchangeable preferred limited partnership units in private transactions to RBC (see Note 1—Organization and Basis of Presentation). The founding/working partner units, limited partnership units, limited partnership interests held by Cantor (“Cantor units”) and limited partnership interests held by BGC (“BGC units”), each as described below. In addition, BGC Partners and its operating subsidiaries hold limited partnership interest in Newmark Holdings due to the Investment in Newmark (see Note 25— Related Party Transactions). These collectively represent all of the “limited partnership interests” in BGC Holdings and Newmark Holdings.

BGC Holdings is a consolidated subsidiary of BGC, which along with BGC jointly own BGC U.S. OpCo and BGC Global OpCo, the two BCG operating partnerships. As a result of the Separation and Distribution Agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time holds a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for Newmark Class A common stock). Initially the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one Newmark Class A common stock, however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. The exchange ratio as of September 30, 2018 equaled 0.9811.

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

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards, and in accordance with U.S. GAAP guidance, Newmark records compensation expense for the awards based on the change in value at each reporting date in Newmark’s unaudited condensed consolidated statements of operations as part of “Compensation and employee benefits.”

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

Exchangeable Preferred Limited Partnership Units

RBC holds approximately $325.0 million of EPUs in Newmark OpCo, as a result of the Newmark OpCo Preferred Investment.  The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of

Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the four tranches, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the unaudited condensed consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through retained earnings on the unaudited condensed consolidated statement of changes in equity and are included in “Net income available to common stockholders” for the purpose of calculating earnings per share.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into BGC Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. In addition, the limited partnership interests held by Cantor in BGC Holdings and Newmark Holdings are generally exchangeable for up to 34.6 million shares of BGC Class B common stock and/or up to the authorized amount of Newmark Class B common stock. In order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a Class A or Class B common stock of BGC, such partner or Cantor must exchange both one BGC Holdings limited partnership interests and a number of Newmark Holdings limited partnership interests equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of BGC Class A and Class B common stock outstanding as of such time (the “distribution ratio”), divided by the exchange ratio. Initially the distribution ratio was equivalent to the contribution ratio (one divided by 2.2 or 0.4545), and immediately following the close of the third quarter of 2018, the distribution ratio equaled 0.4640. As of November 7, 2018, Newmark estimates the distribution ratio on the date of the spin-off will be 0.4613 (see Note 30 – Subsequent Events). As a result of the change in the distribution ratio, certain BGC Holdings limited partnership interests no longer have a corresponding Newmark Holdings limited partnership interest. The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Separation and Distribution Agreement (together referred to as “standalone”) into BGC Class A or Class B common stock is contingent upon the Newmark spin-off. After the spin-off, these standalone BGC limited partnership interests can then become exchangeable into BGC Class A or Class B common stock.

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

(3)	Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3— Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. Other than the following, during the nine months ended September 30, 2018, there were no significant changes made to Newmark’s significant accounting policies.

Equity Investments

Effective January 1, 2018, in accordance with the new guidance on recognition and measurement of equity investments, Newmark carries its marketable equity securities at fair value and recognizes any changes in fair value in net income (loss). Further, Newmark has elected to use a measurement alternative for its equity investments without a readily determinable fair value, pursuant to which these investments are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. See Note 6— Marketable Securities and Note 7— Investments for additional information. For the nine months ended September 30, 2018, Newmark had realized gains, net of $1.5 million related to the sale of marketable securities. For the three and nine months ended September 30, 2018, Newmark had unrealized gains/(losses), net of $(0.6) million and $0.9 million, respectively, related to the mark to market of Newmark’s marketable securities.

Revenue Recognition

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

Commissions:

For certain revenues based, in part, on future contingent events (e.g., tenant move-in or payment of first month’s rent), Newmark’s performance obligation is typically satisfied at lease signing and, therefore, the portion of the commission that is contingent on a future event is recognized as revenue, if deemed not subject to significant reversal.

Restricted Cash:

Represents cash set aside for amounts pledged for the benefit of Fannie Mae in excess of the required cash to secure Newmark’s financial guarantee liability.

Segment

Newmark has a single operating segment. Newmark is a real estate services firm offering services to commercial real estate tenants, owner occupiers, investors and developers, leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. The chief operating decision maker regardless of geographic location evaluates the operating results of Newmark as total real estate services and allocates resources accordingly. For the three and nine months ended September 30, 2018 and 2017, Newmark recognized revenues as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Leasing and other commissions	$203,904	$158,610	$541,417	$430,859
Capital markets	115,436	98,308	318,491	270,865
Gains from mortgage banking activities/origination, net	51,972	45,455	132,763	164,263
Management services, servicing fees and other	147,497	95,848	423,217	269,887
Revenues	$518,809	$398,221	$1,415,888	$1,135,874

(4)Acquisitions

During April of 2018, Newmark completed the acquisition of two former Integra Realty Resources (“IRR”) offices (Boston and Pittsburgh). IRR specializes in commercial real estate valuation and advisory services, and the acquisition provides Newmark with greater geographic coverage.

In July 2018, Newmark completed the acquisition of two additional IRR offices (Denver and Pasadena) as well as Dallas based Jackson & Cooksey, Inc., a nationally known corporate tenant representation real estate agency.

In September 2018, Newmark completed the acquisition of RKF Retail Holdings, LLC (“RKF”). RKF is a leading independent real estate firm in North America specializing in retail leasing, investment sales and consulting services.

For the nine months ended September 30, 2018, the following tables summarize the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired and liabilities assumed. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur.

As of the Acquisition Date
Assets
Cash and cash equivalents	$1,033
Goodwill	38,388
Receivables, net	50,550
Fixed Assets, net	2,811
Other intangible assets, net	4,387
Other assets	1,236
Total assets	98,405
Current liabilities
Current portion of accounts payable, accrued expenses and other liabilities	15,926
Accrued compensation	26,387
Total liabilities	42,313
Net assets acquired	$56,092

The total consideration for acquisitions during the nine months ended September 30, 2018 was approximately $58.8 million in total fair value, comprised of cash and Newmark Holdings limited partnership units. The total consideration included contingent consideration of approximately 412,090 Newmark’s Holding partnership units (with an acquisition date fair value of approximately $5.7 million), restricted stock of approximately 216,900 (with an acquisition date fair value of approximately $3.1 million) and $8.2 million in cash that may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $38.4 million, of which $23.4 million is deductible by Newmark for tax purposes.

These acquisitions are accounted for using the purchase method of accounting. The results of operations of these acquisitions have been included in Newmark’s unaudited condensed consolidated financial statements subsequent to their respective dates of acquisition, which in aggregate contributed $8.9 million and $9.9 million to Newmark’s revenue for the three and nine months ended September 30, 2018, respectively.

On September 8, 2017, Newmark acquired from CCRE 100% of the equity of BPF. The Berkeley Point Acquisition has been determined to be a combination of entities under common control that resulted in a change in the reporting entity (see Note 1— Organization and Basis of Presentation).

The assets and liabilities of BPF have been recorded in Newmark’s unaudited condensed consolidated balance sheets at the seller’s historical carrying value. The excess of the purchase price over BPF’s net assets was accounted for as an equity transaction for the year ended December 31, 2017 (the period in which the transaction occurred). See Note 1— Organization and Basis of Presentation for additional information.

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

(5)	Earnings Per Share and Weighted-Average Shares Outstanding

U.S. GAAP guidance—Earnings Per Share provides guidance on the computation and presentation of earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing Net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to Newmark’s outstanding common stock, FPUs, limited partnership units, Cantor units and BGC units (see Note 2— Limited Partnership Interests). In addition, in relation to the Newmark OpCo Preferred Investment, the EPUs issued in June 2018 and September 2018 are entitled to a preferred payable-in-kind dividend which is recorded as accretion to the carrying amount of the EPUs and is a reduction to Net income (loss) available to common stockholders for the calculation of Newmark’s Basic earnings (loss) per share and Fully diluted earnings (loss) per share.

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings per share:
Net income available to common stockholders (1)	$66,563	$98,807	$87,107	$190,663
Basic weighted-average shares of common stock outstanding	155,152	N/A	155,348	N/A
Basic earnings per share	$0.43	N/A	$0.56	N/A
(1)	In accordance with ASC 260, includes a reduction for dividends on preferred stock or units in the amount of $1.7 and $1.9 million, for the three and nine months ended September 30, 2018, respectively.

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Fully diluted earnings per share
Net income available to common stockholders	$66,563	N/A	$87,107	N/A
Allocations of net income to limited partnership interests in BGC Holdings and Newmark Holdings, net of tax	13,475	N/A	17,473	N/A
Net income for fully diluted shares	$80,038	N/A	$104,580	N/A
Weighted-average shares:
Common stock outstanding	155,152	N/A	155,348	N/A
Partnership units(1)	29,126	N/A	29,356	N/A
Other	856	N/A	855	N/A
Fully diluted weighted-average shares of common stock outstanding	185,134	N/A	185,559	N/A
Fully diluted earnings per share	$0.43	N/A	$0.56	N/A
(1)

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see note 2— Limited Partnership Interests for more information). As of September 30, 2018, BGC holds 16.6 million limited partnership units in Newmark Holdings and 5.8 million limited partnership units in Newmark OpCo.

For the three and nine months ended September 30, 2018, there were 77.4 million and 70.5 million potentially dilutive securities, respectively, that were excluded from the computation of fully diluted EPS as they would have had an anti-dilutive effect.

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

In connection with the Nasdaq Earn-Out, Newmark earned 992,247 shares during the nine months ended September 30, 2018 and 992,247 shares during the nine months ended September 30, 2017. Newmark will recognize the remaining Nasdaq Earn-Out of up to 8,930,223 shares of Nasdaq common stock ratably over the next approximately 9 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. During the three months ended September 30, 2018 and 2017, in connection with the Nasdaq Earn-Out, Newmark recognized $85.1 million and $77.0 million, respectively, which is included in “Other income (loss)” in Newmark’s unaudited condensed consolidated balance sheet.

For further information, refer to the section titled “Exchangeable Preferred Partnership Units and Forward Contract” in Note 1— Organization and Basis of Presentation, see Note 10— Derivatives and see Note 24— Fair Value of Financial Assets and Liabilities.

During the nine months ended September 30, 2018, Newmark sold 650,000 of the Nasdaq shares received in 2017. In November of 2017, Newmark sold 242,247 shares and has 100,000 remaining shares as of September 30, 2018. During the nine months ended September 30, 2018, the gross proceeds of the shares sold was $51.4 million. For the nine months ended September 30, 2018, Newmark recognized a gain on the sale of these securities of $1.5 million. For the three and nine months ended September 30, 2018, Newmark also recorded an unrealized gain/(loss) of $(0.6) million and $0.9 million, respectively on the mark to market of these securities, which is included in “Other income (loss)” in Newmark’s unaudited condensed consolidated statement of operations. As of September 30, 2018 and December 31, 2017, Newmark had $93.7 million and $57.6 million, respectively included in “Marketable securities” on its unaudited condensed consolidated balance sheet (see Note 18— Securities Loaned).

(7)	Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. For the three and nine months ended September 30, 2018, Newmark recognized $0.0 million and $5.0 million, respectively of equity income included in “Other income (loss)” in its unaudited condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, Newmark had $103.6 million and $101.6 million, respectively in an equity method investment, and is included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets.

Investments Carried Under Measurements Alternatives

Newmark had previously acquired investments for which it did not have the ability to exert significant influence over operating and financial policies of the investees. Prior to January 1, 2018, these investments were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. The carrying value of the cost method investments was $6.0 million and is included in “Other assets” in the Newmark’s unaudited condensed consolidated balance sheets as of December 31, 2017. Newmark did not recognize any gain or loss relating to cost method investments for the three or nine months ended September 30, 2018.

Effective January 1, 2018, these investments are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The carrying value of these investments was $28.7 million and is included in “Other assets” in the Newmark’s unaudited condensed statements balance sheets as of September 30, 2018. Newmark did not recognize any gains, losses, or impairments relating to investments carried under the measurement alternative for the three and nine months ended September 30, 2018.

In addition, Newmark owns membership shares, which are included in “Other Assets” in Newmark’s unaudited condensed consolidated balance sheet as of September 30, 2018 and December 31, 2017. Prior to January 1, 2018, these shares were accounted for using the cost method in accordance with U.S. GAAP guidance, Investments—Other. Effective January 1, 2018, these shares are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. During the three months ended September 30, 2018, there were no observable transactions to trigger an adjustment to the fair value of these shares. Newmark did not recognize any gains, losses or impairment charges on these shares for the three and nine months ended September 30, 2018.

(8)	Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s unaudited condensed consolidated financial statements. Management believes that, as of September 30, 2018 and December 31, 2017, Newmark has met all capital requirements. As of September 30, 2018, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $475.1 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing Program (“TAH”). These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of September 30, 2018 and December 31, 2017, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of September 30, 2018 and December 31, 2017, outstanding borrower advances were approximately $0.4 million and $0.1 million respectively, and are included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets.

(9)	Loans Held for Sale, at Fair Value

Loans held for sale, at Fair Value represent originated loans that are typically sold within 45 days from the date of the mortgage loan is funded. Newmark initially and subsequently measures all loans held for sale at fair value on the accompanying unaudited condensed consolidated balance sheets. The fair value measurement falls within the definition of a Level 2 measurement (significant other observable inputs) within the fair value hierarchy. Electing to use fair value allows a better offset of the change in the fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. Loans held for sale had a cost basis and fair value as follows (in thousands):

	Cost Basis	Fair Value
September 30, 2018	$1,132,205	$1,132,665
December 31, 2017	360,440	362,635

As of September 30, 2018 and December 31, 2017, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. Interest income on loans held for sale was $10.3 million and $19.9 million for the three and nine months ended September 30, 2018, respectively, and $5.7 million and $24.9 million for the three and nine months ended September 30, 2017, respectively. Interest income on loans held for sale is included in “Management services, servicing fees and other” in Newmark’s unaudited condensed consolidated statements of operations. Newmark recognized a loss of $6.8 million and a gain of $0.5 million, respectively, during the three and nine months ended September 30, 2018, and gains of $0.6 million and $0.5 million for the three and nine months ended September 30, 2017, respectively, for the change in fair value on loans held for sale. These gains were included in “Gains from mortgage banking activities/originations, net” in Newmark’s unaudited condensed consolidated statements of operations.

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

The fair value of derivative contracts, computed in accordance with the Newmark’s netting policy, is set forth below (in thousands):

	September 30, 2018			December 31, 2017
			Notional			Notional
Derivative contract	Assets	Liabilities	Amounts(1)	Assets	Liabilities	Amounts(1)
Forwards (2)	$85,459	$37	$1,884,458	$3,753	$657	$541,359
Rate lock commitments	6,219	12,089	391,293	2,923	2,390	180,918
Total	$91,678	$12,126		$6,676	$3,047
(1)

Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and does not represent anticipated losses. Included in the notional amounts of forwards is $361.0 million for the RBC Forwards.

(2)

Included in Forwards is $64.9 million of the RBC Forwards (see Note 1— Organization and Basis of Presentation) which includes $6.3 million of unrealized gains for a change in the fair value of the RBC Forwards.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gain from mortgage banking activities/originations, net” in Newmark’s unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of expenses of $(1.3) million and $0.0 million for the three months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018 and 2017, the change in fair value of rate lock commitments are disclosed net of $2.0 million and $1.8 million of expenses, respectively which are reported as part of “Compensation and employee benefits” in the Newmark’s unaudited condensed consolidated statements of operations.

The table below summarizes gains and losses on derivative contracts which are included in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Location of gain (loss) recognized	Three Months Ended September 30,		Nine Months Ended September 30,
	in income for derivatives	2018	2017	2018	2017
Derivatives not designed as hedging instruments:
RBC Forwards	Other income (loss)	$9,135	$—	$6,327	$—
Rate lock commitments	Gains from mortgage banking activities/originations, net	(7,656)	4,381	(3,872)	5,614
Rate lock commitments	Compensation and employee benefits	1,284	—	(1,998)	(1,799)
Forward sale contracts	Gains from mortgage banking activities/originations, net	4,676	(4,877)	20,478	6,255
		$7,439	$(496)	$20,935	$10,070

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the current portion of “Accounts payable, accrued expenses and other liabilities,” respectively.

(11)	Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit

Newmark is a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provides Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss sharing (see Note 21— Financial Guarantee Liability) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman will also reimburse Newmark for any losses incurred due to violation of underwriting and serving agreements that occurred prior to March 9, 2012. For the three and nine months ended September 30, 2018 and 2017, there were no reimbursements under the CEA.

Credit enhancement receivable

As of September 30, 2018, Newmark had $19.9 billion of credit risk loans in its servicing portfolio with a maximum pre-credit enhancement loss exposure of $5.6 billion. Newmark had a form of credit protection from DB Cayman on $249.4 million of credit risk loans with a maximum loss exposure coverage of $82.3 million. The amount of the maximum loss exposure without any form of credit protection from DB Cayman was $5.5 billion.

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

As of September 30, 2018, there was no credit enhancement receivable. Credit enhancement receivables as of December 31, 2017 were $10 thousand and included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets.

Credit enhancement deposit

The CEA required the DB Entities to deposit $25 million into Newmark’s Fannie Mae restricted liquidity account (see Note 8— Capital and Liquidity Requirements), which Newmark is required to return to DB Cayman, less any outstanding claims, on March 9,

2021. The $25 million deposit is included in “Restricted cash” and the offsetting liability in “Other long-term liabilities” in Newmark’s unaudited condensed consolidated balance sheets.

Contingent liability

Under the CEA, Newmark is required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012.

As of September 30, 2018 and December 31, 2017, the contingent liabilities were $10.9 million and $10.7 million, respectively and are included in “Other long-term liabilities” in Newmark’s unaudited condensed consolidated balance sheets.

(12)	Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Revenues from contracts with customers:
Leasing and other commissions	$203,904	$541,417
Capital markets	115,436	318,491
Management services	101,968	306,129
Revenues	421,308	1,166,037
Other sources of revenue:
Gains from mortgage banking activities/ originations, net(1)	51,972	132,763
Servicing fees and other(1)	45,529	117,088
Revenues	$518,809	$1,415,888
(1)	Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASU No. 2014-09.

The table below presents the impact to the Newmark’s condensed consolidated balance sheets and condensed consolidated statement of operations as a result of applying the new revenue recognition standard, as codified within ASC 606 (in thousands):

As of September 30, 2018 ₍₁₎
Balance Sheet
Assets
Receivables, net	$108,666
Liabilities
Accrued compensation	$48,057
Current portion of accounts payable, accrued expenses and other liabilities	$25,284
(1)	The amounts reflect each affected financial statement line item as they would have been reported under U.S. GAAP, prior to the adoption of the new revenue standard.

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

Management services, servicing fees and other. In this business, Newmark provides property and facilities management services along with project management, appraisal services and other consulting services (collectively, “management services”), to customers who may also utilize Newmark’s commercial real estate brokerage services. As previously noted, servicing fees are not within the scope of the new revenue standard and a description of these services can be found in Note 3 Summary of Significant Accounting Policies.

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

Disaggregation of Revenue

Newmark’s chief operating decision maker regardless of geographic location evaluates the operating results of Newmark as total real estate. See Note 3— Summary of Significant Accounting Policies for further discussion.

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2018 and January 1, 2018 was $3.7 million and $4.6 million, respectively. During the nine months ended September 30, 2018, Newmark recognized revenue of $2.9 million that was recorded as deferred revenue at the beginning of the period.

Contract Costs

Newmark capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.

At September 30, 2018, there were no capitalized costs recorded to fulfill a contract.

(13)	Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consists of the following activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Loan originations related fees and sales premiums, net	$23,288	$19,772	$58,286	$66,673
Fair value of expected net future cash flows from servicing recognized at commitment, net	28,684	25,683	74,477	97,590
Gains from mortgage banking activities/originations, net	$51,972	$45,455	$132,763	$164,263

(14)	Mortgage Servicing Rights, Net (MSR)

The changes in the carrying amount of mortgage servicing rights for the three months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Servicing Rights	2018	2017	2018	2017
Beginning Balance	$393,383	$381,908	$399,349	$347,558
Additions	33,901	29,549	65,632	98,814
Purchases from an affiliate	516	—	2,124	577
Amortization	(20,850)	(19,183)	(60,155)	(54,675)
Ending Balance	$406,950	$392,274	$406,950	$392,274
Valuation Allowance
Beginning Balance	$(1,343)	$(5,481)	$(6,723)	$(7,742)
Decrease (increase)	(366)	(658)	5,014	1,603
Ending Balance	$(1,709)	$(6,139)	$(1,709)	$(6,139)
Net balance	$405,241	$386,135	$405,241	$386,135

Servicing fees are included in “Management services, servicing fees and other” in Newmark’s unaudited condensed consolidated statements of operations and are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Servicing fees	$26,143	$24,721	$77,367	$70,505
Escrow interest and placement fees	5,395	2,835	12,229	6,315
Ancillary fees	3,410	1,501	6,611	3,909
Total servicing fees and escrow interest	$34,948	$29,057	$96,207	$80,729

Newmark’s primary servicing portfolio at September 30, 2018 and December 31, 2017 was approximately $56.1 billion and $54.2 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio at September 30, 2018 and December 31, 2017 was $3.2 billion and $3.8 billion, respectively.

The estimated fair value of the MSRs at September 30, 2018 and December 31, 2017 was $ 444.9 million and $418.1 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flows assumptions used are based on assumptions Newmark believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. The discount rates used in measuring fair value for the nine months ended September 30, 2018 and for the year ended December 31, 2017 was between 3.0% and 13.5% and varied based on investor type. An increase in discount rate of 100 bps or 200 bps would result in a decrease in fair value by $13.5 million and $25.5 million, respectively, at September 30, 2018. An increase in discount rate of 100 bps or 200 bps would result in a decrease in fair value by $11.8 million and $23.0 million, respectively, at December 31, 2017.

(15)	Goodwill and Other Intangible Assets, Net of Accumulated Amortization

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 and the year ended December 31, 2017 were as follows (in thousands):

Balance at December 31, 2016	$412,846
Acquisitions	64,291
Measurement period adjustments	395
Balance at December 31, 2017	477,532
Acquisitions	38,388
Measurement period adjustments	(2,393)
Balance at September 30, 2018	$513,527

During the nine months ended September 30, 2018, Newmark recognized measurement period adjustments of approximately $2.4 million. Newmark had additions to goodwill in the amount of $38.4 million as a result of acquisitions for the nine months ended September 30, 2018. During the year ended December 31, 2017, Newmark recognized additional goodwill and measurement period adjustments of approximately $64.3 million and $0.4 million, respectively (see Note 4— Acquisitions for more information).

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing during the fourth quarter of 2017, which did not result in any goodwill impairment.

Other intangible assets consisted of the following at September 30, 2018 and December 31, 2017 (in thousands, except weighted average life):

	September 30, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$4,400	$—	$4,400	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	8,161	(6,430)	1,731	0.3
Non-contractual customers	12,005	(3,380)	8,625	2.0
License agreements	4,981	(2,045)	2,936	0.5
Non-compete agreements	6,837	(1,230)	5,607	1.7
Contractual customers	1,452	(787)	665	0.1
	$43,226	$(13,872)	$29,354	4.5

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$4,400	$—	$4,400	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	7,061	(6,030)	1,031	0.2
Non-contractual customers	7,950	(1,495)	6,455	2.5
License agreements	4,981	(1,298)	3,683	0.9
Non-compete agreements	3,606	(496)	3,110	1.2
Contractual customers	1,452	(602)	850	0.2
Below market leases	15	(13)	2	—
	$34,855	$(9,934)	$24,921	5.0

Intangible amortization expense for the three months ended September 30, 2018 and 2017 was $1.2 million and $7.4 million, respectively. Intangible amortization expense was $4.0 million and $10.2 million for the nine months ended September 30, 2018 and 2017, respectively. Intangible amortization is included as a part of “Depreciation and amortization” in Newmark’s unaudited condensed consolidated statements of operations. Included in intangible amortization expense for the three and nine months ended September 30, 2017 is an impairment charge of $6.3 million related to the impairment of the Grubb tradename.

The estimated future amortization of definite life intangible assets as of September 30, 2018 was as follows (in thousands):

2018	$1,306
2019	5,130
2020	4,888
2021	3,849
2022 and thereafter	4,391
Total	$19,564

(16)	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Leasehold improvements and other fixed assets	$90,212	$77,313
Software, including software development costs	18,892	17,395
Computer and communications equipment	17,769	15,878
	126,873	110,586
Accumulated depreciation and amortization	(54,715)	(45,764)
	$72,158	$64,822

Depreciation expense for the three months ended September 30, 2018 and 2017 was $3.6 million and $3.0 million, respectively. Depreciation expense was $10.0 million and $8.8 million for the nine months ended September 30, 2018 and 2017, respectively. Depreciation expense is included as a part of “Depreciation and amortization” in Newmark’s unaudited condensed consolidated statement of operations.

For the nine months ended September 30, 2018 $1.5 million of software development costs were capitalized. Amortization of software development costs totaled $0.2 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively. Amortization of software development costs totaled $0.6 million and $0.3 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” in Newmark’s unaudited condensed consolidated statements of operations.

(17)	Other Assets

Other current assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Prepaid expenses	$14,995	$12,708
Derivative assets	26,734	6,676
Prepaid taxes	9,955	—
Rent and other deposits	1,156	1,479
Other	1,020	131
	$53,860	$20,994

Non-current other assets consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Equity method investment	$103,548	$101,562
Deferred tax assets(1)	166,888	168,594
Cost method investments	28,571	6,005
Derivative assets related to the RBC Forwards	64,944	—
Other	4,244	2,299
	$368,195	$278,460
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

As of September 30, 2018 and December 31, 2017, Newmark had securities loaned transactions with Cantor of $8.6 million and $57.6 million, respectively. The fair value of the securities loaned was $8.6 million and $57.6 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, the cash collateral received from Cantor bore an interest rate of 2.4%. As of December 31, 2017, the cash collateral received from Cantor bore interest rates ranging from 3.1% to 3.25%. Securities loaned transactions are included in “Securities loaned” in Newmark’s unaudited condensed consolidated balance sheets. See Note 6— Marketable Securities.

(19)	Warehouse Notes Payable

Newmark uses its warehouse lines and repurchase agreements to fund mortgage loans originated under its various lending programs. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third-party purchase commitments and are recourse only to Berkeley Point Capital, LLC.

As of September 30, 2018, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at September 30, 2018	Stated Spread to One Month LIBOR	Rate Type
Warehouse line due June 19, 2019	$450,000	$—	$255,419	130 bps	Variable
Warehouse line due September 25, 2019	200,000	—	107,986	120 bps	Variable
Warehouse line due October 10, 2019(1)	1,000,000	—	724,801	120 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	43,586	120 bps	Variable
	$1,650,000	$325,000	$1,131,792

(1)

The warehouse line was temporarily increased by $700.0 million to $1.0 billion for the period of August 16, 2018 to September 30, 2018. On October 1, 2018, the temporary increase was reduced by $200.0 million resulting in a line of $800.0 million for the period October 1, 2018 to November 30, 2018.

As of December 31, 2017, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2017	Stated Spread to One Month LIBOR	Rate Type
Warehouse line due June 20, 2018(1)	$450,000	$—	$60,715	130 bps	Variable
Warehouse line due September 25, 2018	200,000	—	107,383	130 bps	Variable
Warehouse line due October 11, 2018	300,000	—	174,102	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	18,240	120 bps	Variable
	$950,000	$325,000	$360,440
(1)	On July 19, 2018, the maturity date was extended until June 19, 2019.

Newmark is required to meet a number of financial covenants, including maintaining a minimum of $15.0 million of cash and cash equivalents. Newmark was in compliance with all covenants on September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and the year ended December 31, 2017.

The borrowing rates on the warehouse lines are based on short-term London Interbank Offered Rate (LIBOR) plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(20)	Long-Term Debt and Long-Term Debt Payable to Related Parties

Long-term debt and long-term debt payable to related parties consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Converted Term Loan	$133,950	$400,000
Term Loan	—	270,710
Long-term debt	133,950	670,710
2019 Promissory Note	300,000	300,000
2042 Promissory Note	—	112,500
Total long-term debt	$433,950	$1,083,210

Converted Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. The maturity date of the facility is September 8, 2019. Borrowings under the Converted Term Loan bear interest at either LIBOR or a defined base rate plus an additional margin, which ranges from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Since there were amounts outstanding under the Term Loan facility as of December 31, 2017, the pricing increased by 50 basis points. The Term Loan was paid in full on March 9, 2018. Since the Term Loan was repaid in full, the pricing of the Converted Term Loan returned to the levels previously described. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of BGC under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. As of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. BGC remains a borrower under, and retains access to, the revolving credit facility for any future draws, subject to availability which increases as Newmark repays the Converted Term Loan. During the three months ended September 30, 2018, Newmark partially repaid $266.1 million of the Converted Term Loan. Borrowings outstanding under the Converted Term loan as of September 30, 2018 and December 31, 2017 were $134.0 million and $400.0 million, respectively. As of September 30, 2018, the interest rate on the Converted Term Loan was 4.41%. Newmark recorded interest expense related to the Converted Term Loan for the three and nine months ended September 30, 2018 in the amount of $3.1 million and $12.1 million, respectively. There was no interest expense recorded for the three and nine months ended September 30, 2017. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan using the proceeds from the sale of its 6.125% Senior Notes.  See Note 30 – Subsequent Events.

Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The term loan credit agreement provides for loans of up to $575.0 million. The maturity date of the agreement is September 8, 2019. Borrowings under the Term Loan bear interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. Since there were amounts outstanding under the term loan facility as of December 31, 2017, the pricing increased by 50 basis points. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the BGC as borrower under the Term loan. The Term Loan is also subject to mandatory prepayment from 100% of net cash proceeds of all material asset sales and debt and equity issuances (subject to certain customary exceptions, including sales under the BGC’s CEO sales program). The net proceeds from the IPO were used to partially repay $304.3 million of the Term Loan. During the nine months ended September 30, 2018, Newmark repaid the outstanding balance of $270.7 million on the Term Loan, at which point the facility was terminated. As of September 30, 2018, there were no borrowings outstanding under the Term Loan. Newmark recorded interest expense related to the Term Loan of $2.6 million for the nine months ended September 30, 2018.

As of September 30, 2018 the carrying value of Converted Term Loan approximated the fair value. As of December 31, 2017 the carrying value of the Converted Term Loan and Term Loan approximated the fair value.

2019 Promissory Note and 2042 Promissory Note

On December 13, 2017, in connection with the Separation, Newmark assumed from BGC an aggregate of $300.0 million principal amount of its 2019 Promissory Note due December 9, 2019 and $112.5 million principal amount of its 2042 Promissory Note due June 26, 2042. On September 4, 2018, Newmark OpCo borrowed $112.5 million from BGC pursuant to the Intercompany Credit Agreement which loan bears interest at an annual rate equal to 6.5%. Newmark OpCo used the proceeds of the Intercompany Credit Agreement loan to repay the $112.5 million of the 2042 Promissory Note. The 2019 Promissory Note bears interest at 5.375% and the 2042 Promissory Note bears interest at 8.125%. Newmark will repay the $300 million outstanding principal amount under the 2019 Promissory Note prior to November 30, 2018.  Upon repayment of the 2019 Promissory Note, Newmark will have no further debt obligations owed to BGC. See Note 30 – Subsequent Events.

The 2019 and 2042 Promissory Notes are recorded at amortized cost. As of September 30, 2018 and December 31, 2017, the carrying amounts and estimated fair values of the 2019 and 2042 Promissory Notes were as follows (in thousands):

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
2019 Promissory Note	$300,000	$305,040	$300,000	$313,125
2042 Promissory Note	—	—	112,500	116,550
	$300,000	$305,040	$412,500	$429,675

The fair value of the 2042 Promissory Notes was determined using observable market prices as these securities are traded and are considered Level 1 within the fair value hierarchy as they are deemed to be actively traded and the 2019 Promissory Notes are considered Level 2 within the fair value hierarchy.

For the three months ended September 30, 2018, Newmark recorded interest expense on its 2019 Promissory Note and 2042 Promissory Note in the amount of $4.3 million and $1.6 million, respectively. For the nine months ended September 30, 2018, Newmark recorded interest expense on its 2019 Promissory Note and 2042 Promissory Note in the amount of $12.8 million and $6.3 million, respectively. The 2019 Promissory Note and 2042 Promissory Note are included in “Long-term debt payable to related parties” on Newmark’s unaudited condensed consolidated balance sheets.

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

At September 30, 2018, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $19.9 billion with a maximum potential loss of approximately $5.6 billion, of which $0.1 billion is covered by the Credit Enhancement Agreement (see Note 11— Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit).

At December 31, 2017, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $18.8 billion with a maximum potential loss of approximately $5.3 billion, of which $1.2 billion is covered by the Credit Enhancement Agreement (see Note 11— Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit).

At September 30, 2018 and the year ended December 31, 2017, changes on the estimated liability under the guarantee liability were as follows:

Financial guarantee liability (in thousands)
Balance at December 31, 2016	$(413)
Reversal of provision	359
Balance at December 31, 2017	$(54)
Reversal of provision	3
Balance at September 30, 2018	$(51)

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

See Note 11— Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit for further explanation of credit protection provided by DB Cayman. The provisions for risk sharing are included in “Operating, administrative and other” in Newmark’s unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Increase (decrease) to financial guarantee liability	$4	$(134)	$(3)	$(347)
Decrease (increase) to credit enhancement asset	—	1	10	145
Increase (decrease) to contingent liability	(1)	—	—	6
Total expense	$3	$(133)	$7	$(196)

(22)	Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 21— Financial Guarantee Liability). As of September 30, 2018, 26% and 16% of $5.6 billion of the maximum loss (see Note 21— Financial Guarantee Liability) was for properties located in California and Texas, respectively. As of December 31, 2017, 26% and 15% of $5.3 billion of the maximum loss (see Note 21— Financial Guarantee Liability) was for properties located in California and Texas, respectively.

(23)	Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to approximately $1.2 billion and $0.8 billion, as of September 30, 2018 and December 31, 2017, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance at September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$93,715	$—	$—	$93,715
RBC Forwards	—	64,944	—	64,944
Loans held for sale, at fair value	—	1,132,665	—	1,132,665
Rate lock commitments	—	—	6,219	6,219
Forwards	—	—	20,515	20,515
Total assets	$93,715	$1,197,609	$26,734	$1,318,058
Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$31,605	$31,605
Rate lock commitments	—	—	12,089	12,089
Forwards	—	—	37	37
Total Liabilities	$—	$—	$43,731	$43,731

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$57,623	$—	$—	$57,623
Loans held for sale, at fair value	—	362,635	—	362,635
Rate lock commitments	—	—	2,923	2,923
Forwards	—	—	3,753	3,753
Total assets	$57,623	$362,635	$6,676	$426,934
Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$23,711	$23,711
Rate lock commitments	—	—	2,390	2,390
Forwards	—	—	657	657
Total Liabilities	$—	$—	$26,758	$26,758

There were no transfers among level 1, 2 and level 3 for the nine months ended September 30, 2018 and the year ended December 31, 2017.

Level 3 Financial Assets and Liabilities Changes in Level 3 rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the three months ended September 30, 2018 were as follows (in thousands):

	Opening Balance as of July 1, 2018	Total realized and unrealized (gains) losses included in Net income	Issuances	Settlements	Closing Balance as of September 30, 2018	Unrealized (gains) losses outstanding as of September 30, 2018
Accounts payable, accrued expenses and other liabilities—contingent consideration (1)	$21,573	$271	$10,006	$(245)	$31,605	$271
Rate lock commitments and forwards, net	16,304	14,608	—	(16,304)	14,608	14,608
	$37,877	$14,879	$10,006	$(16,549)	$46,213	$14,879
(1)	Realized losses are reported in “Other income (loss)” in Newmark’s unaudited condensed consolidated statements of operations.

Changes in Level 3 rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the three months ended September 30, 2017 were as follows (in thousands):

	Opening Balance as of July 1, 2017	Total realized and unrealized (gains) losses included in Net income	Issuances	Settlements	Closing Balance as of September 30, 2017	Unrealized (gains) losses outstanding as of September 30, 2017
Accounts payable, accrued expenses and other liabilities—contingent consideration (1)	$30,186	$(532)	$2,237	$(1,703)	$30,188	$(1,843)
Rate lock commitments and forwards, net	10,566	10,070	—	(10,566)	10,070	10,070
	$40,752	$9,538	$2,237	$(12,269)	$40,258	$8,227
(1)	Realized losses are reported in “Other income (loss)” in Newmark’s unaudited condensed consolidated statements of operations.

Changes in Level 3 rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the nine months ended September 30, 2018 were as follows (in thousands):

	Opening Balance January 1, 2018	Total realized and unrealized (gains) losses included in Net income	Issuances	Settlements	Closing Balance as of September 30, 2018	Unrealized (gains) losses outstanding as of September 30, 2018
Accounts payable, accrued expenses and other liabilities—contingent consideration (1)	$23,711	$700	$10,695	$(3,500)	$31,605	$700
Rate lock commitments and forwards, net	3,629	14,608	—	(3,629)	14,608	14,608
	$27,340	$15,308	$10,695	$(7,129)	$46,213	$15,308
(1)	Realized losses are reported in “Other income (loss)” in Newmark’s unaudited condensed consolidated statements of operations.

Changes in Level 3 rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the nine months ended September 30, 2017 were as follows (in thousands):

	Opening Balance as of January 1, 2017	Total realized and unrealized (gains) losses included in Net income	Issuances	Settlements	Closing Balance as of September 30, 2017	Unrealized (gains) losses outstanding as of September 30, 2017
Accounts payable, accrued expenses and other liabilities—contingent consideration (1)	$38,713	$1,449	$2,237	$(12,211)	$30,188	$138
Rate lock commitments and forwards, net	10,254	10,070	—	(10,254)	10,070	10,070
	$48,967	$11,519	$2,237	$(22,465)	$40,258	$10,208
(1)	Realized losses are reported in “Other income (loss)” in Newmark’s unaudited condensed consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

September 30, 2018
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range	Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$31,605	Discount rate	3.3% - 10.4%	7.9%(1)
			Probability of meeting earnout and contingencies	99% - 100%	99.5%(2)
Derivative assets and liabilities:			Financial forecast information
Forward sale contracts	$20,515	$37	Counterparty credit risk	N/A	N/A
Rate lock commitments	$6,219	$12,089	Counterparty credit risk	N/A	N/A

December 31, 2017
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range	Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$23,711	Discount rate	3.3%-10.4%	6.43%(1)
			Probability of meeting earnout and contingencies	99%-100%	99.5%(2)
Derivative assets and liabilities:			Financial forecast information
Forward sale contracts	$3,753	$657	Counterparty credit risk	N/A	N/A
Rate lock commitments	$2,923	$2,390	Counterparty credit risk	N/A	N/A
(1)	Newmark’s estimate of contingent consideration as of September 30, 2018 and December 31, 2017 was based on the acquired businesses’ projected future financial performance, including revenues.
(2)	The probability of meeting the earnout targets as of September 30, 2018 was based on the acquired businesses’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements

As of September 30, 2018 and December 31, 2017, the present value of expected payments related to Newmark’s contingent consideration was $31.6 million and $23.7 million, respectively (see Note 29— Commitments and Contingencies). The undiscounted value of the payments, assuming that all contingencies are met, would be $37.1 million and $27.7 million, respectively. Valuations for contingent consideration are conducted by Newmark. Each reporting period, Newmark updates unobservable inputs. Newmark has a formal process to review changes in fair value for satisfactory explanation.

(25)	Related Party Transactions

Service Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and BGC. For the three months ended September 30, 2018 and 2017, allocated expenses were $6.6 million and $5.4 million, respectively. Allocated expenses were $19.8 million and $14.2 million for the nine months ended September 30, 2018 and 2017, respectively. These expenses are included as part of “Fees to related parties” in Newmark’s unaudited condensed consolidated statements of operations.

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

As of September 30, 2018 and December 31, 2017, the aggregate balance of employee loans was $275.2 million and $209.6 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in Newmark’s unaudited condensed consolidated balance sheets. Compensation expense for the above mentioned employee loans for the three months ended September 30, 2018 and 2017 was $9.5 million and $24.6 million, respectively. For the nine months ended September 30, 2018 and 2017, compensation expense was $20.7 million and $29.0 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in Newmark’s unaudited condensed consolidated statements of operations.

Transfer of CCRE Employees to Newmark

In connection with the expansion of our mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of its affiliate, CCRE, have transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018 and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings will issue $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million.

In consideration for the Cantor payment, Newmark has agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark.

Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.

Transactions with CCRE

Newmark has a referral agreement in place with CCRE, in which Newmark’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue share agreement, Newmark recognized revenues of $14 thousand and $0.1 million for the three and nine months ended September 30, 2017, respectively. Newmark also recognized revenues of $0.3 million related to this agreement during the three and nine months ended September 30, 2018.

Newmark also has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE for the three and nine months ended September 30, 2018 and 2017, respectively.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. There was no revenue recognized from these referrals for the three months ended September 30, 2018. Revenue from these referrals was $1.5 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, revenue from these referrals were $2.2 million and $2.2 million, respectively, and was recognized in “Gain from mortgage banking activities/originations, net” in Newmark’s unaudited condensed consolidated statements of operations. These referrals fees are net of the broker fees and commissions to CCRE of $33 thousand and $0.3 million for the three months ended September 30, 2018 and 2017, respectively and $0.8 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively.

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

On March 11, 2015, Newmark and CCRE entered into a note receivable/payable that allows for advances to or from CCRE at an interest rate of 1-month LIBOR plus 1.0%. On September 8, 2017, the note receivable/payable was terminated, and all outstanding advances due were paid off. Newmark recognized interest income of $0.2 million for the three and nine months ended September 30, 2017. Newmark recognized interest expense of $0.3 million for the three months ended September 30, 2017, and $2.4 million for the nine months ended September 30, 2017.

For the nine months ended September 30, 2018, Newmark purchased the primary servicing rights for $0.9 billion of loans originated by CCRE for $1.5 million. For the nine months ended September 30, 2017, Newmark purchased the primary servicing rights for $0.3 billion of loans originated by CCRE for $0.6 million. Newmark also services loans for CCRE on a “Fee for service” basis, generally prior to a loan’s sale or securitization, and for which no mortgage servicing right is recognized. Newmark recognized $0.9 million for the three months ended September 30, 2018 and $0.9 million for the three months ended September 30, 2017, and $2.8 million and $2.7 million for the nine months ended September 30, 2018 and 2017, respectively, of servicing revenues from (excludes interest and placement fees) loans purchased from CCRE on a “fee for service” basis, which was included as part of “Management services, servicing fee and other” in Newmark’s unaudited condensed consolidated statements of operations.

CF Real Estate Finance Holdings, LP.

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment opportunities are available. As of December 31, 2017, no loans have been made to related parties.  As of September 30, 2018, $195.0 million had been loaned to related parties. As of September 30, 2018, Newmark’s investment is accounted for under the equity method (See Note 7 – Investments).

IPO

On December 13, 2017, prior to the closing of the IPO, BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo, Cantor, and BGC Global OpCo entered into the Separation and Distribution Agreement. The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries with respect to the Separation and related matters. For additional information, (see Note 1— Organization and Basis of Presentation). In addition, in connection with the Separation and Newmark IPO, on December 13, 2017 a Registration Rights Agreement by and among Cantor, BGC and Newmark, an Amended and Restated Tax Receivable Agreement by and between Cantor and BGC, an Exchange Agreement by and among Cantor, BGC and Newmark, and Administrative Services Agreement by and between Cantor and Newmark (see “Service Agreements” above), and a Tax Receivable Agreement by and between Cantor and Newmark were entered into.

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, including Cantor, whereby each holder of BGC Holdings limited partnership interests at that time now holds a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by the contribution ratio, divided by the current exchange ratio. The exchange ratio is subject to adjustment, in accordance with the terms of the separation agreement (for additional information, see Note 2— Limited Partnership Interests.)

In addition, CF&Co, a wholly owned subsidiary of Cantor, was an underwriter of the IPO. Pursuant to the underwriting agreement, Newmark paid CF&Co 5.5% of the gross proceeds from the sale of shares of Newmark Class A common stock sold by CF&Co. in connection with the IPO.

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

Payables to Related Parties

On March 19, 2018, Newmark entered into the “Intercompany Credit Agreement” with BGC, which amended and restated the original intercompany credit agreement between the parties in relation to the Separation, dated as of December 13, 2017. The Intercompany Credit Agreement provides for each party to issue revolving loans to the other party in the lender’s discretion. The interest rate on the Intercompany Credit Agreement can be the higher of BGC’s or Newmark’s short-term borrowings rate in effect at such time plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. As of September 30, 2018, the amount outstanding under the Intercompany Credit Agreement was $270.0 million and is included in “Current portion of payables to related parties” on the unaudited condensed consolidated balance sheets. The interest rate as of September 30, 2018 was 5.41%. On September 4, 2018, BGC loaned Newmark $112.5 million at an annual interest rate of 6.5% under the Intercompany Credit Agreement in order to repay BGC’s 8.125% Senior Notes due 2042. As of September 30, 2018, the amounts outstanding under the Intercompany Credit Agreement were $382.5 million and are included in “Current portion of payables to related parties” on the unaudited condensed consolidated balance sheets. Newmark recorded interest expense of $4.2 million and $7.8 million for the three and nine months ended September 30, 2018, which is included in “Interest income (expense), net” in the unaudited condensed consolidated statement of operations. Subsequent to September 30, 2018, these balances were repaid. See Note 30 – Subsequent Events.

As of December 31, 2017, the related party receivables and current portion of payables to related parties were $0.0 million and $34.2 million, respectively.

Other Transactions with CF&Co

On June 18, 2018 and September 26, 2018, Newmark entered into transactions related to the monetization of the Nasdaq shares that Newmark expects to receive in 2019 through 2022. See Note 1 – Organization and Basis of Presentation.  Newmark recorded approximately $4.0 million in fees for services provided by CF&Co related to these monetization transactions. These fees were recorded as a deduction from the carrying amount of the EPUs.

(26)Income Taxes

Newmark’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of its U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2— Limited Partnership Interests, for discussion of partnership interests) rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized.

Provisional amounts in effective rate

On December 22, 2017, “H.R.1,” formerly known as the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), was signed into law in the U.S. The 2017 Tax Act is expected to have a favorable impact on Newmark’s effective tax rate and net income as reported under generally accepted accounting principles both in the first quarter of 2018 and subsequent reporting periods to which the 2017 Tax Act is effective. Newmark is applying the guidance in SAB 118 when accounting for the enactment-date effects of the 2017 Tax Act. As of September 30, 2018, Newmark has not completed its accounting for all of the tax effects of the 2017 Tax Act. Newmark will continue to make and refine its calculations as additional analysis is completed. The final impact of the 2017 Tax Act may differ from Newmark’s estimate for the provision for income taxes, possibly materially, due to, among other factors, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by Newmark as a result of the 2017 Tax Act.

Because of the complexity of the new Global Intangible Low-Taxed Income (“GILTI”) tax rules, Newmark continues to evaluate this provision of the 2017 Tax Act. Under U.S. GAAP, Newmark can elect an accounting policy choice to either (a) treat future taxes related to GILTI as a current period expense when incurred (“period cost method”) or (b) factor amounts related to GILTI into Newmark’s measurement of its deferred taxes (“deferred method”). Newmark’s accounting for the effects of the GILTI tax law provisions is incomplete at this time, and, therefore, Newmark is not yet able to reasonably estimate the effect of this provision of the 2017 Tax Act nor has an accounting policy decision been made with respect to GILTI. As of September 30, 2018, because Newmark is still evaluating the GILTI provisions as well as future taxable income that may be subject to GILTI, Newmark shall include GILTI related to current-year operations, if any, only in the Estimated Annualized Effective Tax Rate and have not provided additional GILTI on deferred items.

Pursuant to U.S. GAAP guidance, Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2018, Newmark had $0.2 million of unrecognized tax benefits which, if recognized, would affect the effective tax rate. As of December 31, 2017, Newmark’s unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, all of which, if recognized, would affect the effective tax rate. Newmark recognizes interest and penalties related to income tax matters in “Provision for income taxes”, in Newmark’s unaudited condensed consolidated statements of operations. As of September 30, 2018 and December 31, 2017, Newmark had approximately $45 thousand of accrued interest and penalties related to uncertain tax positions, respectively.

(27)	Accounts Payable, Accrued Expenses and Other Liabilities

The current portion of accounts payable, accrued expenses and other liabilities consisted of the following:

	September 30,	December 31,
	2018	2017
Accounts payable and accrued expenses	$110,129	$79,376
Payroll taxes payable	20,532	12,562
Outside broker payable	49,160	23,361
Corporate taxes payable	48,628	111
Contingent consideration	7,790	6,504
Derivative liability	12,126	3,047
	$248,365	$124,961

Other long-term liabilities consisted of the following:

	September 30,	December 31,
	2018	2017
Deferred rent	$47,818	$41,875
Payroll taxes payable	44,135	48,248
Accrued compensation	32,814	31,411
Credit enhancement deposit	25,000	25,000
Contingent consideration	23,815	17,207
Financial guarantee liability	51	54
	$173,633	$163,795

(28)	Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of Newmark’s Class A common stock upon exchange of Newmark limited partnership units (see Note 2— Limited Partnership Interests). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s sole stockholder, BGC, for Newmark to issue up to 400.0 million aggregate number of shares of Class A common stock of Newmark, of which 50.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of September 30, 2018, 0.4 million units have been granted and 399.6 million are available for future issuances. In addition, as of September 30, 2018, there are 11.2 million exchangeable Newmark units that, contingent upon the spin-off of Newmark, will be able to be exchanged for shares of Newmark Class A common stock.

Prior to the Separation, BGC’s Compensation Committee granted various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of BGC’s Class A common stock upon exchange of BGC’s limited partnership units (see Note 2— Limited Partnership Interests).

(a)	Limited Partnership Units

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings. Each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by an amount calculated in accordance with the BGC Holdings limited partnership agreement the distribution ratio, divided by an amount, as of September 30, 2018, is 0.9811, subject to adjustment, by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”).

A summary of the activity associated with limited partnership units held by Newmark employees in BGC Holdings is as follows:

Number of Units
Balance at December 31, 2017	64,708,915
Granted	2,263,358
Redeemed/exchanged units	(3,298,758)
Forfeited units	(100,487)
Balance at September 30, 2018	63,573,028

A summary of the activity of the number of share-equivalent limited partnership units and post IPO grants of Newmark LPU’s held by Newmark employees in Newmark Holdings is as follows:

Number of Units
Balance at December 31, 2017	29,413,143
Granted	13,286,623
Redeemed/exchanged units	(2,265,544)
Forfeited units	(46,696)
Balance at September 30, 2018	40,387,526

As of September 30, 2018 and December 31, 2017, Newmark employees had 63.6 million and 64.7 million BGC Holdings limited partnership units outstanding, respectively. In addition, there were 40.4 million and 29.4 million limited partnership units in Newmark Holdings outstanding as of September 30, 2018 and December 31, 2017, respectively. As a result of the Newmark IPO and the related Separation and Distribution Agreement, BGC Holdings limited partnership units can only be exchanged into BGC Class A common stock with a number of Newmark Holdings limited partnership units equal to a BGC Holdings limited partnership unit multiplied by the distribution ratio and divided by the exchange ratio. Certain standalone BGC Holdings limited partnership units that do not have corresponding Newmark Holdings limited partnership units, may only become exchangeable into BGC’s Class A common stock once the Distribution has occurred (see Note 2— Limited Partnership Interests for further details on the Separation and Distribution Agreement).

During the three months ended September 30, 2018, BGC granted exchangeability on 0.9 million and 0.5 million limited partnership units in BGC Holdings and Newmark Holdings held by Newmark employees, respectively. During the nine months ended September 30, 2018, BGC granted exchangeability on 7.7 million and 3.9 million limited partnership units in BGC Holdings and Newmark Holdings, respectively. During the three and nine months ended September 30, 2017, BGC granted exchangeability on 0.3 million and 2.5 million limited partnership units in BGC Holdings to Newmark employees, respectively. For the three and nine months ended September 30, 2018 Newmark incurred compensation expense of $12.2 million and $94.3 million, respectively related to the exchangeability granted in each period. For the three and nine months ended September 30, 2017, Newmark incurred compensation expense of $3.9 million and $27.6 million, respectively related to grants of exchangeability on limited partnership units in BGC Holdings. For the three and nine months ended September 30, 2017 there was no expense related to the grant of exchangeability on Newmark Holdings.

As of September 30, 2018 and December 31, 2017, the number of share-equivalent limited partnership units exchangeable into shares of BGC’s Class A common stock at the discretion of the unit holder was 20.3 million and 12.3 million, respectively. The number of share-equivalent limited partnership units exchangeable into shares of BGC Class A common stock as of September 30, 2018, represent 20.3 million limited partnership units in BGC Holdings and 9.6 million limited partnership units in Newmark Holdings exchangeable together into 20.3 million shares of BGC Class A common stock. Due to the change in the exchange ratio, there are 0.4 million standalone BGC units as of September 30, 2018 that are exchangeable into BGC Class A common stock contingent upon the Newmark spin-off. The number of share-equivalent limited partnership units exchangeable into shares of BGC Class A common stock as of December 31, 2017 represented 12.3 million and 5.6 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, exchangeable together into 12.3 million shares of BGC Class A common stock.

As of September 30, 2018, the notional value of the BGC limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $108.0 million. The number of outstanding limited partnership units with a post-termination pay-out represented 10.4 million limited partnership units in BGC Holdings and 4.8 million limited partnership units in Newmark Holdings, of which approximately 4.2 million units in BGC Holdings and 2.0 million units in Newmark Holdings were unvested. As of September 30, 2018, the aggregate estimated fair value of these limited partnership units was approximately $22.5 million. As of December 31, 2017, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $232.9 million. The number of outstanding limited partnership units with a post-termination pay-out as of December 31, 2017 was approximately 23.4 million, of which approximately 13.2 million were unvested. As of December 31, 2017, the number of outstanding limited partnership units with a post-termination pay-out represent 23.4 million and 10.6 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, of which approximately 13.2 million and 6.0 million units in BGC Holdings and Newmark Holdings, respectively, were unvested. As of December 31, 2017, the aggregate estimated fair value of these limited partnership units was approximately $39.2 million.

In addition, beginning January 1, 2018, Newmark began granting standalone limited partnership units in Newmark Holdings to Newmark employees. As of September 30, 2018, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $56.7 million. The number of outstanding limited partnership units with a post-termination pay-out represent 3.8 million limited partnership units in Newmark Holdings, of which approximately 2.3 million units in Newmark Holdings were unvested. As of September 30, 2018, the aggregate estimated fair value of these limited partnership units was approximately $5.7 million.

Certain of the limited partnership units with a post-termination pay-out have been granted in connection with Newmark’s acquisitions. As of September 30, 2018 and December 31, 2017, the aggregate estimated fair value of these acquisition related limited partnership units was $10.5 million and $14.3 million, respectively. The liability for such acquisition-related limited partnership units is included in “Other long-term liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. Newmark recognized compensation expense (benefit), before associated income taxes, related to these limited partnership units that were not redeemed of $(0.8) million and $7.4 million for the three months ended September 30, 2018 and 2017, respectively. Newmark recognized compensation expense (benefit), before associated income taxes, related to these limited partnership units that were not redeemed of $(7.7) million and $17.5 million for the nine months ended September 30, 2018 and 2017, respectively. These are included in “Compensation and employee benefits” in Newmark’s unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units was $28.8 million and $14.3 million for the three months ended September 30, 2018 and 2017, respectively. The allocation of income to limited partnership units was $37.6 million and $25.1 million for the nine months ended September 30, 2018 and 2017, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units” in Newmark’s unaudited condensed consolidated statements of operations.

(b)	Restricted Stock Units

A summary of the activity associated with RSU’s in Newmark is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2017	—	$—	—
Granted units	264,666	14.20	—
Delivered units	(5,105)	14.80
Balance at September 30, 2018	259,561	$14.19	2.46

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

During the nine months ended September 30, 2018, Newmark granted 0.3 million of RSUs with aggregate estimated grant date fair value of $3.8 million to employees and directors of Newmark. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a 2-3 year vesting period.

As of September 30, 2018, the aggregate estimated grant date fair value of outstanding Newmark RSU’s was $3.7 million.

During the nine months ended September 30, 2017, BGC granted 0.2 million of RSUs to Newmark employees with aggregate estimated grant date fair values of $2.4 million to employees and directors of Newmark. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

As of September 30, 2018 and December 31, 2017, the aggregate estimated grant date fair value of outstanding of the BGC RSUs to Newmark employees was $1.8 million and $3.3 million, respectively.

Compensation expense related to BGC RSUs, before associated income taxes, was approximately $0.2 million and compensation expense related to Newmark RSUs, before associated income taxes, was approximately $0.3 million for the three months ended September 30, 2018. Compensation expense related to BGC RSUs, before associated income taxes, was approximately $0.3 million for the three months ended September 30, 2017. Compensation expense related to BGC RSUs, before associated income taxes, was approximately $0.9 million and compensation expense related to Newmark RSUs, before associated income taxes, was approximately $0.5 million for the nine months ended September 30, 2018. Compensation expense related to BGC RSUs, before associated income taxes, was approximately $0.9 million for the nine months ended September 30, 2017. As of September 30, 2018, there was approximately $3.2 million total unrecognized compensation expense related to unvested Newmark RSUs and approximately $2.1 million total unrecognized compensation expense related to unvested BGC RSUs.

Newmark may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended September 30, 2018 and 2017 were $0.4 million and ($0.3) million, respectively. The total compensation expense recognized in relation to the deferred cash compensation awards for the nine months ended September 30, 2018 and 2017 were $1.7 million and $0.1 million, respectively. As of September 30, 2018 and December 31, 2017, the total liability for the deferred cash compensation awards was $1.2 million and $0.4 million, respectively, and is included in “Other long-term liabilities” in Newmark’s unaudited condensed consolidated balance sheets.

See Note 25 – Related Party Transactions for compensation related matters for the transfer of CCRE employees to Newmark.

(29)	Commitments and Contingencies

Contractual Obligations and Commitments

As of September 30, 2018 and December 31, 2017, Newmark was committed to fund approximately $444 million and $244 million, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

Lease Commitments

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2031. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Rent expense for the three months ended September 30, 2018 and 2017 was $10.9 million and $9.6 million, respectively. Rent expense for the nine months ended September 30, 2018 and 2017 was $31.6 million and $28.6 million, respectively. Rent expense is reported in “Operating, administrative and other” in Newmark’s unaudited condensed consolidated statements of operations.

Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2014 through 2018 for which contingent cash consideration of $18.2 million and limited partnership units of 2.5 million may be issued on certain targets being met through 2021. The contingent equity instruments are issued by and are included in the current portion of “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheet. The contingent cash liability is recorded at fair value as deferred consideration on Newmark’s unaudited condensed consolidated balance sheets.

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

(30)Subsequent Events

Third Quarter 2018 Dividend

On October 24, 2018, Newmark’s Board of Directors declared a quarterly cash dividend of $0.09 per share for the third quarter of 2018, payable on November 28, 2018 to Newmark Class A and Class B common stockholders of record as of October 20, 2018.

Newmark Repayment to BGC Under the Intercompany Credit Agreement

On October 4, 2018, Newmark withdrew $252.0 million of the cash pledged for the benefit of Fannie Mae, and repaid BGC $252.0 million of the outstanding borrowings under the Intercompany Credit Agreement.

Newmark Group, Inc. Issuance of Senior Notes and Use of Proceeds

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced at 98.937% to yield 6.375%.  Newmark received net proceeds of approximately $537.9 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. The 6.125% Senior Notes, which were priced on November 1, 2018, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan and the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes.  On November 7, 2018, Newmark repaid BGC the then remaining outstanding balance under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes.  Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note prior to November 30, 2018.  Upon repayment of the 2019 Promissory Note, Newmark will have no further debt obligations owed to BGC.

BGC Announces Board Approval of the Spin-off of Newmark

On November 13, 2018, BGC announced that its Board of Directors had authorized and declared the distribution of all of the shares of Newmark common stock held by BGC as of immediately prior to the effective time of the Distribution, to the stockholders of BGC. BGC will distribute these Newmark shares through a special pro rata stock dividend, with shares of Newmark Class A common stock held by BGC distributed to the holders of shares of Class A common stock of BGC  and shares of Newmark Class B common stock held by BGC distributed to the holders of shares of Class B common stock of BGC. The spin-off will be effective as of 12:01 a.m., New York City time, on November 30, 2018, the Distribution Date, to BGC stockholders of record as of the close of business on November 23, 2018, (the “Record Date”). Based on the number of common shares of BGC outstanding as of November 7, 2018, Newmark estimates that the holder of each share of BGC common stock as of the Record Date will receive approximately 0.4613 of a share of Newmark common stock in the Distribution. Following the spin-off, BGC will no longer hold any shares of Newmark.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2018 and 2017. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

Overview and Business Environment

Newmark is a rapidly growing, high-margin, full-service commercial real estate services business. Since 2011, the year in which we were acquired by BGC Partners, Inc. (“BGC”), we have been the fastest growing U.S. commercial real estate services firm (when compared with our publicly traded U.S. peers), with a revenue compound annual growth rate of 36.5%. We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and government-sponsored enterprise (which we refer to as “GSE”) lending and loan servicing, mortgage broking and equity-raising. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the nine months ended September 30, 2018, we generated revenues of $1,415.9 million representing growth of 24.7%, versus the same period in the prior year.

We generate revenues from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Our growth to date has been focused in North America. We have more than 5,250 employees, including over 1,725 revenue-generating producers in over 134 offices in 108 cities. In addition, Newmark has licensed its name to 16 commercial real estate providers that operate out of 31 offices in certain locations, where Newmark does not have its own offices. Our partner, Knight Frank, operates out of nearly 300 offices.

The discussion of our financial results reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the Newmark name in their branding or marketing.

Over the past several years, we expanded our capital markets capabilities through the strategic addition of many prolific, accomplished capital markets brokers in key markets throughout the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer, with a servicing portfolio of $59.3 billion as of September 30, 2018 (of which approximately 5.4% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans. We have also begun a dramatic expansion of our valuation and appraisal business from which we expect to see significant growth, particularly in conjunction with our increasingly robust capital markets platform.

We continue to invest in the business by adding dozens of high profile and talented brokers and other revenue-generating professionals. Historically, newly hired commercial real estate brokers tend to achieve dramatically higher productivity in their second and third years with our company, although we incur related expenses immediately. As our newly hired brokers increase their production, we expect our commission revenue and earnings growth to strongly accelerate, thus reflecting our operating leverage. We expect our overall profitability to increase as we increase the size and scale of our business. Our pre-tax margins are impacted by the mix of revenues generated. For example, Servicing revenues tend to have higher pre-tax margins than Newmark as a whole and margins from Gains from mortgage banking activities/originations, net tend to be lower as we retain rights to service loans over time. In addition, capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and more seasonality when compared with leasing advisory. Capital markets transactions tend to have higher pre-tax margins than leasing advisory transactions, while leasing advisory revenues are generally more predictable than revenues from capital markets. Property and facilities management, along with certain of our other Global Corporate Services (“GCS”) products, generally have the most predictable and steady revenues, although pre-tax earnings margins for property and facilities management are at the lower end of those for our business as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period of time, which provides us with stable and foreseeable sources of revenues. Newmark’s revenues are balanced between businesses that are relatively less predictable and contractual sources that are very predictable. Approximately 67% of our revenues and other income for the trailing twelve months ended September 30, 2018 were generated by our most predictable and highly visible sources, including agency leasing, valuation, GCS, management services, loan servicing and tenant representation leasing business. The remaining 33% of revenues and other income was generated by our more transactional investment sales, mortgage broking, and GSE lending platforms.

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

Separation, Initial Public Offering, and Proposed Spin-Off

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

•	other agreements governing the relationship between BGC, Newmark and Cantor.

In connection with the Separation and the IPO, on December 13, 2017, the applicable parties entered into the following additional agreements:

•	an Amended and Restated Agreement of Limited Partnership of Newmark Holdings, dated as of December 13, 2017;
•	an Amended and Restated Agreement of Limited Partnership of Newmark OpCo, dated as of December 13, 2017 and as amended on September 26, 2018;
•	a Second Amended and Restated Agreement of Limited Partnership of BGC U.S. OpCo, dated as of December 13, 2017;
•	a Second Amended and Restated Agreement of Limited Partnership of BGC Global OpCo, dated as of December 13, 2017;
•	a Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor, BGC and Newmark;
•	a Transition Services Agreement, dated as of December 13, 2017, by and between BGC and Newmark;
•	a Tax Matters Agreement, dated as of December 13,2017, by and among BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings and Newmark OpCo;
•	an Amended and Restated Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor and BGC;
•	an Exchange Agreement, dated as of December 13, 2017, by and among Cantor, BGC and Newmark;
•	an Administrative Services Agreement, dated as of December 13, 2017, by and between Cantor and Newmark; and
•	a Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor and Newmark.

On November 8, 2018, BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo, Cantor and BGC Global OpCo entered into an Amendment No. 1 to the Separation and Distribution Agreement to clarify the original intent of the parties, including with respect to the calculation of the Distribution Ratio (as defined in the Separation and Distribution Agreement), certain issuances of BGC common stock and Newmark common stock, and certain adjustments to the Exchange Ratio (as defined in the Separation and Distribution Agreement).

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

Immediately prior to the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of Newmark Class A common stock (the “exchange ratio.”) Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest is exchangeable for one Newmark Class A common stock, however, the exchange ratio is subject to adjustment. For example, for reinvestment, acquisition or other purposes, Newmark has determined on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of September 30, 2018 the exchange ratio equaled 0.9811.

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

Accordingly, our financial results reflect the agreements discussed above related to the IPO. In addition, since the IPO, we have improved the credit profile of Newmark. The combination of our lower long-term debt and higher total equity have improved our credit ratios with specific regard to debt to equity. Newmark received a stand-alone BBB- stable credit rating from Fitch and Kroll, as well as a BB+ stable rating from Standard & Poor’s during the third quarter of 2018.

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings for approximately $242.0 million (“BGC’s Investment in Newmark”). The price per Newmark Unit was based on the $14.57 closing price of Newmark’s Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These newly-issued Newmark Units are exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock of Newmark. BGC’s Investment in Newmark was made pursuant to an Investment Agreement, dated as of March 6, 2018, by and among BGC, BGC Holdings, BGC Partners, L.P., BGC Global Holdings, L.P., Newmark, Newmark Holdings and Newmark Partners, L.P. BGC’s Investment in Newmark and related transactions were approved by the Audit Committees and Boards of Directors of BGC and Newmark. BGC and its operating subsidiaries funded BGC’s Investment in Newmark using the proceeds of BGC’s CEO sales program. Newmark used the proceeds to repay the balance of the outstanding principal amount under its unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. In addition, prior to the spin-off, the Newmark Units then held by BGC Partners will be exchanged into Newmark Class A or Class B common stock, and will be included as part of the Newmark Distribution to holders of shares of BGC Class A or Class B common stock.

On March 19, 2018, Newmark and BGC Partners entered into an Amended and Restated Intercompany Credit Agreement (the “Intercompany Credit Agreement”) and on the same date Newmark borrowed $150.0 million from BGC pursuant to the facilities under the Intercompany Credit Agreement. On June 28, 2018, Newmark borrowed an additional $70.0 million under the Intercompany Credit Agreement. The interest rate as of September 30, 2018 was LIBOR plus 3.25%, or 5.41%, which may be adjusted based on the higher of BGC’s or Newmark’s short-term borrowing rate then in effect at such time plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. Newmark has transferred these proceeds to its restricted cash account pledged for the benefit of Fannie Mae.

On September 4, 2018, BGC OpCo loaned Newmark OpCo $112.5 million at an annual interest rate of 6.5% (the “Intercompany Loan”) in order to repay the $112.5 million Senior Notes due 2042 owed to BGC at an annual interest rate of 8.125%. As a result, Newmark’s long-term debt decreased by $112.5 million and there was an equal and offsetting increase in Newmark’s current portion of payables to related parties of $112.5 million. As of September 30, 2018, Newmark’s total net borrowings under the Intercompany Credit Agreement are $382.5 million. On October 4, 2018, Newmark withdrew $252.0 of cash on hand that was in excess of the minimum balance required to be pledged for the benefit of Fannie Mae to repay $252.0 million towards the outstanding balance of the Intercompany Credit Agreement.

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of the Company. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.937% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. Newmark received net proceeds of approximately $537.9 million after deducting the initial purchasers’ discounts and commissions and estimated offering expenses. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. Newmark repaid BGC the remaining $134.0 million outstanding principal amount of the Converted Term Loan and the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes.  On November 7, 2018, Newmark repaid the then remaining outstanding balance under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes.  Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note prior to November 30, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes. Upon repayment of the 2019 Promissory Note, Newmark will have no further debt obligations owed to BGC. Newmark is in the process of completing the necessary steps to achieve the spin-off by November 30, 2018, and as part of these steps, Newmark has obtained its own credit rating and, repayment of all intercompany or related party debt is a requirement for the spin-off to be tax-free. Please see the section titled “Item 13—Certain Relationships and Related Transactions, and Director Independence—Separation and Distribution Agreement—The Distribution” and “Item 13—Certain Relationships and Related Transactions, and Director Independence—Separation and Distribution Agreement— BGC Partners Contribution of Newmark OpCo Units Prior to the Distribution” in Newmark’s amended 2017 annual report on Form 10-K/A for additional information regarding the proposed distribution.

On November 13, 2018, BGC announced that its Board of Directors had authorized and declared the distribution of all of the shares of Newmark common stock held by BGC as of immediately prior to the effective time of the Distribution, to the stockholders of BGC. BGC will distribute these Newmark shares through a special pro rata stock dividend, with shares of Newmark Class A common stock held by BGC distributed to the holders of shares of Class A common stock of BGC and shares of Newmark Class B common stock held by BGC distributed to the holders of shares of Class B common stock of BGC (which are currently Cantor and another entity controlled by Mr. Lutnick). The spin-off will be effective as of 12:01 a.m., New York City time, on November 30, 2018, the Distribution Date, to BGC stockholders of record as of the close of business on November 23, 2018, (the “Record Date”). Based on the number of common shares of BGC outstanding as of November 7, 2018, Newmark estimates that the holder of each share of BGC common stock as of the Record Date will receive approximately 0.4613 of a share of Newmark common stock in the Distribution. Following the spin-off, BGC will no longer hold any shares of Newmark.

Although the ratio of shares of Newmark common stock to be distributed in respect of each share of BGC common stock remains to be determined and will depend upon the number of shares of Newmark common stock (including shares of Newmark common stock underlying units of Newmark Holdings and Newmark OpCo) owned by BGC Partners as of the record date for the spin-off, if the spin-off had occurred immediately following September 30, 2018, the ratio of shares of Newmark common stock to be distributed in respect of each share of BGC common stock would have been approximately 0.4640. However, the exact ratio of Newmark common shares to be distributed in respect of each BGC common share in the spin-off will depend on, among other things, the number of BGC common shares outstanding and the number of Newmark common shares (including Newmark common shares underlying units of Newmark Holdings and Newmark OpCo) owned by BGC as of the record date of the spin-off.

Nasdaq Transaction

On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc. (“Nasdaq”). The total consideration received in the transaction included $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The earn-out was excluded from the initial gain on the divestiture and is recognized in income as it is realized and earned when these contingent events have occurred, consistent with the accounting guidance for gain contingencies (the “Nasdaq Earn-out”). The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. Any Nasdaq shares that were received by BGC prior to September 28, 2017 were not transferred to Newmark.

In connection with the Nasdaq Earn-out, Newmark earned 992,247 shares of Nasdaq common stock during the nine months ended September 30, 2018 and 2017 in accordance with this agreement. The shares are received in the fourth quarter of each year. Newmark will recognize a remaining earn-out of up to 8,930,223 shares of Nasdaq common stock ratably over the next approximately 9 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. In November of 2017, Newmark sold 242,247 shares of the 992,247 Nasdaq shares received. During the first quarter of 2018, Newmark sold an additional 650,000 Nasdaq shares and currently holds 100,000 as of September 30, 2018.

Exchangeable Preferred Partnership Units and Forward Contract

On June 18, 2018, Newmark's principal operating subsidiary, Newmark OpCo, issued approximately $175 million of exchangeable preferred limited partnership units ("EPUs") in a private transaction to The Royal Bank of Canada ("RBC").  Newmark received $152.9 million of cash with respect to this transaction.

On September 26, 2018 Newmark entered into a second agreement to issue approximately $150 million of additional EPUs to RBC, similar to the June 18, 2018 transaction (together the “Newmark OpCo Preferred Investment”).  Newmark received $113.2 million of cash with respect to this transaction.

The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark, into a fixed number of shares of Newmark’s Class A common stock, subject to a revenue hurdle, in each of the fourth quarters of 2019 through 2022 for the first, second, third and fourth tranche, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark they have been included as “Non-controlling interest” on the unaudited condensed consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs as “Retained earnings” on the unaudited condensed consolidated statement of changes in equity and included in “consolidated net income (loss) available to common stockholders” for purposes of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the newly formed special purpose vehicle entities (the “SPVs”) that are consolidated subsidiaries of Newmark, entered into four variable postpaid forward contracts with RBC (together, the "RBC Forwards"). The SPVs are indirect subsidiaries of Newmark whose sole assets are the Nasdaq share Earn-outs for 2019 through 2022. The RBC Forwards provide the option to both Newmark and RBC for RBC to receive up to 992,247 shares of Nasdaq common stock, received by Newmark pursuant to the Nasdaq earn-out (see Note 6— Marketable Securities), in each of the fourth quarters of 2019 through 2022 in exchange for either cash or redemption of the EPUs, solely at Newmark’s option. The Nasdaq Earn-Out is related to the BGC’s sale of its eSpeed business to Nasdaq, Inc. on June 28, 2013.

As the RBC Forwards provide Newmark with the ability to redeem the EPUs for Nasdaq stock, and the two instruments are not legally detachable, they represent a single financial instrument. The financial instrument’s EPU redemption feature for Nasdaq common stock is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instrument and therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on the Newmark’s unaudited condensed consolidated statements of operations, with all changes in fair value recorded as a component of ”Other income (loss)” on Newmark’s unaudited condensed consolidated statements of operations.

Transfer of CCRE Employees to Newmark and Other Related Party Transactions

In connection with the expansion of our mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of its affiliate, CCRE, have transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018 and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings will issue $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million.

In consideration for the Cantor payment, Newmark has agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark.

Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.

In November 2018, the Audit Committee authorized Newmark to enter into an engagement agreement with Cantor Fitzgerald & Co. and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions as requested by Newmark on behalf of its affiliates from time to time on specified terms, conditions and fees.

Growth Drivers

The key drivers of revenue growth for U.S. commercial real estate services companies include the overall health of the U.S. economy, the institutional ownership of commercial real estate as an investible asset class and the ability to attract and retain talent. In addition, in our capital markets business growth is driven by the availability of credit to purchasers of and investors in commercial real estate. In our multifamily business, delayed marriages, an aging population and immigration to the U.S. are increasing a pressing need for new apartments, with an estimated 4.6 million needed by 2030, according to a recent study commissioned by the National Multifamily Housing Council and the National Apartment Association. This should continue to drive investment sales, GSE multifamily lending and other mortgage brokerage and growth in our servicing portfolio for the foreseeable future. Our origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency. As of September 30, 2018, the industry-wide caps are set at $70 billion, excluding loans exempt from the caps, such as loans in the affordable and underserved market segments, or that finance water and energy efficiency improvements. These excluded categories can make up a significant portion of the overall market. For example, in 2017, more than half of the loan production reported by Fannie Mae and Freddie Mac was excluded from the FHFA lending caps.

Economic Growth in the United States

The U.S. economy expanded at an annualized rate of 3.5% during the third quarter of 2018, according to a preliminary estimate from the U.S. Department of Commerce. This growth compares with an increase of 3.0% during the third quarter of 2017. The consensus is for U.S. gross domestic product to expand by 2.5% and 1.9% in 2019 and 2020, respectively, according to a recent Bloomberg survey of economists. This moderate pace of growth should help keep interest rates and inflation low by historical standards.

The Bureau of Labor Statistics reported that employers added a monthly average of 190 thousand net new payroll jobs during the third quarter of 2018, which was above the prior year period’s 142 thousand and the seasonally adjusted average of 182 thousand per month in 2017. Despite the return to pre-recession unemployment rates (3.7% as of September), the number of long-term unemployed and the labor force participation rate (the latter of which is near a 30-year low) remained disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended the third quarter of 2018 at 3.1%, up 73 basis points from the year-earlier date. However, 10-year Treasury yields have remained well below their 50-year average of approximately 6.4%, in large part due to market expectations that the Federal Open Market Committee will only moderately raise the federal funds rate over the next few years, as well as due to muted long-term inflation expectations. Interest rates are also relatively low due to even lower or negative benchmark government interest rates in much of the rest of the developed world, which makes U.S. government bonds relatively more attractive.

Steady economic growth and historically low interest rates have helped push vacancy rates down for the office, apartment, retail and industrial markets over the current economic expansion, now in its tenth year. Construction activity, while increasing, remains low compared with prior expansion cycles and low relative to demand and absorption, which means that property leasing markets continue to tighten. Overall, demand for commercial real estate remains strong. While the vast majority of new supply is going to just the top 10-15 markets, there is healthy demand among investors for well positioned suburban value add assets in secondary and tertiary markets, according to NKF Research. Asking rental rates posted moderate gains across all property types during 2018.

The following key trends drove the commercial real estate market during the third quarter of 2018:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate space across all major sectors;
•	Technology, professional and business services, coworking/flex and healthcare continued to power demand for office space;
•

E-commerce and supply-chain optimization has pushed industrial absorption to 33 consecutive quarters of positive net absorption, creating tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from sustained job growth, and underlying demographic trends towards apartment living among two key age groups: millennials and baby boomers; and
•	Continued corporate employment growth, combined with increased leisure travel, generated demand for hotel room-nights.

The recently enacted U.S. tax cuts could lift growth, along with leasing activity. Rising inflation and interest rates, byproducts of faster economic growth, could deliver a mixed outcome: rising interest rates can put upward pressure on cap rates, but stronger rent growth and sustained investor demand could support higher property values and income growth.

Market Statistics

Although overall industry metrics are not necessarily correlated to our revenues, they do provide some indication of the general direction of the business. U.S. commercial real estate sales volumes, for all property types, surged by 17.4% in the third quarter of 2018, compared with the third quarter of 2017, as demand for institutional quality product remains strong.  Volume benefited from a sizable increase in nationwide entity-level deal activity, and a near record level of multifamily investment.  Commercial property prices rose in secondary markets, as investors have sought out yield beyond coastal gateway markets.  Institutional-grade U.S. commercial real estate capitalization rates remained flat, despite the Fed’s commitment to raising rates. On average, capitalization rates offered a 257 basis point premium over the 10-year Treasury yield in the third quarter, well above the pre-recession low of 165 basis points. Demand for commercial real estate, particularly among industrial and multifamily property types, is positive as the macroeconomy continues to expand and the lending environment remains robust.  International groups continue to have ample investment opportunities in the US real estate market. We believe that limited available product domestically, coupled with a favorable cap rate spread between local benchmark government bond yields and US cap rates will drive future international investment.

According to RCA, Real Capital Analytics, prices for commercial real estate were up by 7.2% year-over-year for the quarter ended September 30, 2018. During the quarter, U.S. Commercial real estate sales volumes totaled approximately $152.7 billion in the U.S. According to a May 2018 MBA forecast, originations of commercial/multifamily loans of all types are projected to be down 2% in terms of dollar volume for the year ended December 31, 2018. In comparison, our real estate capital markets businesses, which includes investment sales and commercial mortgage brokerage, increased its revenues by 17% year-over-year, primarily due to organic growth. Our loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. During the three months ended September 30, 2018, GSE multifamily volumes increased 3% year-over-year. In comparison, our GSE and FHA multifamily loan origination volume increased by 87% and our revenues from mortgage banking activities/originations increased by 14%. As with other multifamily lenders, the Company’s mix of originations, and therefore revenues, can vary depending on the size of loans, as well by the categories of loans with respect to the FHA, Freddie Mac, and different Fannie Mae structures.

According to NKF Research, the combined average vacancy rate for office, industrial, and retail properties ended the third quarter at 7.2% down from 8.3% a year earlier, and a 110 basis point improvement over the past 12 months. Rents for all property types in the U.S. continued to increase across all 3 sectors. NKF Research estimates that overall U.S. leasing activity in quarter slowed down from a year ago, as the expansion has decelerated in recent quarters following consistent growth since the start of the current cycle. In comparison, revenues from our leasing and other commissions business increased by 29%.

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

As of September 30, 2018, our producer headcount was up 13% year-on-year to 1,727 brokers and salespeople. For the three and nine months ended September 30, 2018, average revenue generated per producer increased by 14% and 8%, respectively, versus the same period a year ago, to approximately $226 thousand and $624 thousand, respectively. This growth can be attributed to increased sales and leasing activity and to the ramp up of brokers we hired over the past year.

On September 8, 2017, we completed our acquisition of Berkeley Point. Berkeley Point is principally engaged in the origination, funding, sale and servicing of multifamily and commercial mortgage loans. As of October 15, 2018, ARA, Berkeley Point, NKF Capital Markets, and Newmark Cornish & Carey all operate under the name “Newmark Knight Frank” or “NKF”.

Financial Overview

Revenues

We derive revenues from the following four sources:

•

Leasing and Other Commissions. We offer a diverse range of commercial real estate brokerage and advisory services, including tenant and agency representation, which includes comprehensive lease negotiations, strategic planning, site selection, lease auditing and other financial and market analysis.

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

•

Management Services, Servicing Fees and Other. We provide commercial services to tenants and landlords in several key U.S. markets. In this business, we provide property and facilities management services along with project management, appraisal services and other consulting services, as well as technology, to customers who may also utilize our commercial real estate brokerage services. Servicing fees are derived from the servicing of loans originated by us as well as loans originated by third parties.

Fees are generally earned when a lease is signed in leasing. In many cases, landlords are responsible for paying the fees. In capital markets, fees are earned and recognized when the sale of a property closes and title passes from seller to buyer for investment sales and when debt or equity is funded to a vehicle for debt and equity transactions. Gains from mortgage banking activities/origination, net are recognized when a derivative asset is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Gains from mortgage banking activities/origination, net are recognized net of related fees and commissions to affiliates or third-party brokers. For loans we broker, revenues are recognized when the loan is closed. Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow accounting principles generally accepted in the U.S., or “U.S. GAAP”, which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for Leasing and Capital Markets transactions. (See Note 3— Summary of Significant Accounting Policies) to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a more detailed discussion.

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

Certain limited partnership units in BGC Holdings are granted exchangeability into BGC Partners’ Class A common stock on a one-for-one basis (subject to adjustments and other requirements as set forth in the BGC Holdings limited partnership agreements). Certain limited partnership units in Newmark Holdings are granted exchangeability into Newmark Partners’ Class A common stock on a 1 to 0.9811 basis (subject to adjustments and other requirements as set forth in the Newmark Holdings limited partnership agreements). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grant of exchangeability to limited partnership units” in our unaudited condensed consolidated statements of operations.

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

From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. (see Note 28— Compensation and Note 29— Commitments and Contingencies), to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Provision for Income Taxes

We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (which we refer to as “UBT”) in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (see Note 2— Limited Partnership Interests) rather than the partnership entity.

Financial Highlights

For the three months ended September 30, 2018, Newmark’s total revenues increased by 30.3% as compared to the three months ended September 30, 2017. This improvement was led by a 53.9% increase in management services, servicing fees and other and an almost entirely organic 28.6% increase in leasing and other commissions, in addition to a 17.4% increase in revenues from capital markets brokerage and 14.3% increase in Gains from mortgage banking activities/origination, net. $21.1 million of the increase in management services, servicing fees and other related to additional pass-through revenues resulting from the adoption and implementation of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (as we refer to as “ASC 606” herein). Total expenses increased approximately $72.8 million to $449.6 million, due to a $22.8 million increase in allocations of net income and grant of exchangeability to limited partnership units, as well as a $20.2 million increase in compensation and employee benefit expenses. Operating, administrative and other expenses increased $32.6 million, of which $21.1 million is directly related to additional pass-through expenses resulting from the implementation of ASC 606.

For the nine months ended September 30, 2018, Newmark’s total revenues increased by 24.7% as compared to the nine months ended September 30, 2017. This improvement was led by a 56.8% increase in management services, servicing fees and other, a 25.7% increase in leasing and other commissions, and a 17.6% increase in revenues from capital markets brokerage, offset by a decrease of 19.2% in Gains from mortgage banking activities/origination, net. $63.9 million of the increase in management services, servicing fees and other related to additional pass-through revenues resulting from the implementation of ASC 606. Total expenses increased approximately $251.4 million to $1,273.5 million, due to a $79.2 million increase in allocations of net income and grant of exchangeability to limited partnership units and a $88.2 million increase in compensation and employee benefit expenses. Operating, administrative and other expenses increased $81.3 million, of which $63.9 million is directly related to additional pass-through expenses resulting from the implementation of ASC 606. We believe that we gained market share in leasing and capital markets as we outpaced relevant industry volume metrics. Our growth has outpaced the overall market as we continue to hire high quality brokers, strategically acquire local and regional firms and enhance our cross-selling capabilities across business lines as prior acquisitions and hires become more acclimated to the platform. We expect our revenues and earnings to grow over time as we continue to invest in our business and to reap the benefits from our recent acquisitions and front-office hires. We believe that our stock price does not accurately reflect the approximately $439.6 million of additional Nasdaq shares (based on the November 12, 2018 closing price) we anticipate receiving between 2023 and 2027, which are not reflected on our balance sheet. We anticipate having substantial resources with which to pay dividends, repurchase shares and/or units, profitably hire, and make accretive acquisitions, all while maintaining or improving our core business.

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

There was no significant impact as a result of applying ASC 606 to our results of operations for the three and nine months ended September 30, 2018, except as it relates to the recognition and presentation of Management services, servicing fees and other revenues that contained additional pass-through revenues and certain Operating, Administrative and Other expenses subject to reimbursement.

Refer to Note 3— Summary of Significant Accounting Policies and Note 12— Revenues from Contracts with Customers in our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for further information.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018		2017
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$541,417	38.2	$430,859	37.9
Capital markets	318,491	22.5	270,865	23.8
Gains from mortgage banking activities/origination, net	132,763	9.4	164,263	14.5
Management services, servicing fees and other	423,217	29.9	269,887	23.8
Total revenues	1,415,888	100.0	1,135,874	100.0
Expenses:
Compensation and employee benefits	812,771	57.4	724,606	63.8
Allocations of net income and grant of exchangeability to limited partnership units	131,897	9.3	52,717	4.6
Total compensation and employee benefits	944,668	66.7	777,323	68.4
Operating, administrative and other	240,389	17.0	159,099	14.0
Fees to related parties	19,839	1.4	14,240	1.3
Depreciation and amortization	68,587	4.8	71,377	6.3
Total operating expenses	1,273,483	89.9	1,022,039	90.0
Other income (losses), net:		-		0
Other income (loss)	99,059	7.0	75,956	6.7
Total other income (losses), net	99,059	7.0	75,956	6.7
Income (loss) from operations	241,464	17.1	189,791	16.7
Interest (expense) income, net	(35,500)	(2.5)	4,239	0.4
Income (loss) before income taxes and noncontrolling interests	205,964	14.6	194,030	17.1
Provision for income taxes	53,625	3.8	3,396	0.3
Consolidated net income (loss)	152,339	10.8	190,634	16.8
Less: Net income attributable to noncontrolling interests	63,366	4.5	(29)	-
Net income (loss) available to common stockholders	$88,973	6.3	$190,663	16.8

Three months ended September 30, 2018 as compared to the three months ended September 30, 2017

Revenues

Leasing and Other Commissions

Leasing and other commission revenues increased by $45.3 million, or 28.6%, to $203.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was almost entirely due to organic growth.

Capital Markets

Capital markets revenue increased by $17.1 million, or 17.4%, to $115.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was driven by a 19.6% increase in investment sales volume and a 39.1% increase in mortgage brokerage volume.

Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/origination, net increased by $6.5 million, or 14.3%, to $52.0 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase was driven by a 87.0% increase in lending to $2.8 billion as compared to $1.5 billion in the prior annual period.

A portion of our gains from mortgage banking activities/originations, net, relate to non-cash gains attributable to originated mortgage servicing rights (which we refer to as “OMSRs”). We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the three months ended September 30, 2018 and 2017, we recognized $28.7 million and $25.7 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other

Management services, servicing fees and other revenue increased $51.6 million, or 53.9%, to $147.5 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. $21.1 million of the increase was related to additional pass-through revenues resulting from the implementation of ASC 606. $19.5 million was related to the valuation and appraisal business. Additionally, $5.9 million was related to servicing fee revenues.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $20.2 million, or 7.4%, to $291.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The main driver of this increase was additional payments directly related to the increase in revenues.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units

The Allocations of net income and grant of exchangeability to limited partnership units increased by $22.8 million to $41.1 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was due to an increase of $8.3 million in exchangeability charges, in addition to an increase in allocations of income of $14.5 million as a result of the change in Newmark’s corporate structure related to the Separation.

Operating, Administrative and Other

Operating, administrative and other expenses increased $32.6 million, or 62.3%, to $84.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was primarily driven by $21.1 million directly related to additional pass-through expenses resulting from the implementation of ASC 606.

Fees to Related Parties

Fees to related parties increased by $1.3 million, or 24.1% to $6.6 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Fees to related parties are allocations paid to BGC Partners and Cantor for administrative and support services.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2018 decreased by $4.0 million, or 13.5%, to $25.9 million as compared to the three months ended September 30, 2017. This decrease is mainly due to a $6.3 million intangible asset impairment recorded in the prior year, offset by an increase in OMSR amortization of $1.5 million.

Because the Company recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes mortgage servicing rights (which we refer to as “MSRs”) in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the three months ended September 30, 2018 and 2017, our expenses included $21.0 million and $19.5 million of MSR amortization, respectively.

Other Income (Losses), Net

Other income of $93.7 million in the three months ended September 30, 2018 is primarily related to the recognition of income from the receipt of Nasdaq shares of $84.9 million and the mark-to-market adjustment related to the variable share forward of $9.1 million.

Interest (Expense) Income, Net

Interest expense of $11.5 million incurred during the three months ended September 30, 2018 is primarily related to $14.3 million of interest expense on the Company’s debt, offset by $2.8 million of interest income primarily related to income on employee loans and interest earned on bank deposits.

Provision for Income Taxes

Provision for income taxes increased by $33.9 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This increase was primarily driven by an increase in the mix of allocable revenue among legal entities as a corporation versus flow through resulting from our Separation. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. The Tax Act is expected to have a favorable impact on Newmark’s effective tax rate and net income as reported under generally accepted accounting principles in the reporting period to which the Tax Act is effective.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $47.3 million for the three months ended September 30, 2018. The $47.7 million increase was attributable to the change in Newmark’s corporate structure related to the Separation.

Nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

Revenues

Leasing and Other Commissions

Leasing and other commission revenues increased by $110.6 million, or 25.7%, to $541.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was primarily due to organic growth.

Capital Markets

Capital markets revenue increased by $47.6 million, or, 17.6% to $318.5 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase was driven by a 15.0% increase in investment sales volume and a 24.7% increase in mortgage brokerage volume.

Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/origination, net decreased by $31.5 million, or 19.2%, to $132.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The decrease was driven by a 12.8% decrease in GSE and FHA lending to $6.5 billion as compared to $7.4 billion in the prior annual period. In the second quarter of 2017 NKF’s GSE and FHA multifamily loan originations included a single large $2.2 billion transaction. Excluding the impact of this large transaction, the Company’s loan origination volumes increased by approximately 24.5% year-on-year in notional terms.

A portion of our gains from mortgage banking activities/originations, net, relate to non-cash gains attributable to originated mortgage servicing rights (which we refer to as “OMSRs”). We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the nine months ended September 30, 2018 and 2017, we recognized $74.5 million and $97.6 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other

Management services, servicing fees and other revenue increased $153.3 million, or 56.8%, to $423.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. $63.9 million of the increase was related to additional pass-through revenues resulting from the implementation of ASC 606, while $47.2 million was related to the valuation and appraisal business. Additionally, $15.5 million was related to servicing fee revenues.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $88.2 million, or 12.2%, to $812.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The main drivers of this increase were $68.0 million of additional payments directly related to the increase in revenues.

Allocations of Net Income and Grant of Exchangeability to Limited Partnership Units

Allocations of net income and grant of exchangeability to limited partnership units increased by $79.2 million to $131.9 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was primarily driven by an increase of $66.7 million in exchangeability charges, in addition to an increase in allocations of income of $12.5 million as a result of the change in Newmark’s corporate structure related to the Separation.

Operating, Administrative and Other

Operating, administrative and other expenses increased $81.3 million, or 51.1%, to $240.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was primarily driven by $63.9 million directly related to additional pass-through expenses resulting from the implementation of ASC 606. The remainder is due to increases in selling and promotional and other expenses associated with acquisitions and new hires.

Fees to Related Parties

Fees to related parties increased by $5.6 million, or 39.3%, to $19.8 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. Fees to related parties are allocations paid to BGC Partners and Cantor for administrative and support services.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2018 decreased by $2.8 million, or 3.9%, to $68.6 million as compared to the nine months ended September 30, 2017. This decrease is primarily due to $6.3 decrease in intangible asset impairment recorded in the prior year, offset by a $2.2 million increase in mortgage servicing rights amortization.

Because the Company recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes mortgage servicing rights (which we refer to as “MSRs”) in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the nine months ended September 30, 2018 and 2017, our expenses included $54.6 million and $52.4 million of MSR amortization, respectively. Included in the $54.6 million is a reversal of $5.4 million recorded during the nine months ended September 30, 2018 related to a previously recorded valuation allowance.

Other Income (Losses), Net

Other income of $99.1 million in the nine months ended September 30, 2018 is primarily related to the recognition of income from the receipt of Nasdaq shares of $87.8 million, as well as the mark-to-market adjustment related to the variable share forward of $6.3 million, plus earnings from the Real Estate LP of $5.0 million.

Interest (Expense) Income, Net

Interest expense of $35.5 million during the nine months ended September 30, 2018 is primarily related to $42.0 million of interest expense on the Company’s debt, offset by $6.5 million of interest income primarily related to income on employee loans and interest earned on bank deposits.

Provision for Income Taxes

Provision for income taxes increased by $50.2 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This increase was primarily driven by an increase in the mix of allocable revenue among legal entities as a corporation versus flow through resulting from our Separation. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings. The Tax Act is expected to have a favorable impact on Newmark’s effective tax rate and net income as reported under generally accepted accounting principles in the reporting periods to which the Tax Act is effective.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $63.4 million for the nine months ended September 30, 2018. The increase was attributable to the change in Newmark’s corporate structure related to the Separation.

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

	September 30, 2018[2]	June 30, 2018[2]	March 31, 2018[2]	December 31, 2017[2]	September 30, 2017[1,2]	June 30, 2017[1]	March 31, 2017[1]	December 31, 2016[1]	September 30, 2016[1]
Revenues:
Commissions	$319,340	$279,833	$260,735	$312,992	$256,918	$239,848	$204,958	$245,348	$230,204
Gains from mortgage banking activities/origination, net	51,972	41,877	38,914	41,737	45,455	73,546	45,262	54,378	65,378
Management services, servicing fees and other	147,497	144,909	130,811	105,847	95,848	91,677	82,362	87,860	77,046
Total revenues	518,809	466,619	430,460	460,576	398,221	405,071	332,582	387,586	372,628
Expenses:
Compensation and employee benefits	291,096	268,980	252,695	295,577	270,943	238,518	215,145	231,910	239,690
Allocations of net income and grant of exchangeability to limited partnership units	41,062	65,026	25,809	61,940	18,217	23,851	10,649	32,315	16,568
Total compensation and employee benefits	332,158	334,006	278,504	357,517	289,160	262,369	225,794	264,225	256,258
Operating, administrative and other	84,914	80,048	75,427	60,064	52,313	59,404	47,382	53,115	44,546
Fees to related parties	6,644	6,301	6,894	6,531	5,355	4,167	4,718	2,348	5,821
Depreciation and amortization	25,873	20,201	22,513	24,438	29,922	23,218	18,237	13,841	20,918
Total operating expenses	449,589	440,556	383,338	448,550	376,750	349,158	296,131	333,529	327,543
Other income (losses), net:
Other income (loss)	93,717	(365)	5,707	(2,029)	77,264	(715)	(593)	(684)	17,849
Total other income (losses), net	93,717	(365)	5,707	(2,029)	77,264	(715)	(593)	(684)	17,849
Income (loss) from operations	162,937	25,698	52,829	9,997	98,735	55,198	35,858	53,373	62,934
Interest (Expense) Income, net	(11,509)	(10,582)	(13,409)	(1,453)	1,724	1,381	1,134	1,021	1,009
Income before income taxes and noncontrolling interests	151,428	15,116	39,420	8,544	100,459	56,579	36,992	54,394	63,943
Provision (benefit) for income taxes	35,870	10,822	6,933	54,082	1,989	1,422	(15)	2,010	1,125
Consolidated net income (loss)	115,558	4,294	32,487	(45,538)	98,470	55,157	37,007	52,384	62,818
Less: Net income (loss) attributable to noncontrolling interest	47,321	3,555	12,490	633	(337)	12	296	(69)	(556)
Net income (loss) available to common stockholders	$68,237	$739	$19,997	$(46,171)	$98,807	$55,145	$36,711	$52,453	$63,374
(1)

Financial results have been retrospectively adjusted to include the financial results of Berkeley Point. See “Berkeley Point Acquisition and Related Transactions” herein for a summary of the impact on Newmark’s Quarterly and Annual Results of Operations.

(2)	Amounts include the gains related to the Nasdaq Earn-out associated with the Nasdaq transaction recorded in Other income (loss).

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

In connection with the Separation, we assumed from BGC Partners the Term Loan and the Converted Term Loan. Newmark OpCo also assumed from BGC U.S. OpCo the BGC Notes (referred to as the 2042 Promissory Note and the 2019 Promissory Note, together the “BGC Notes”). We contributed all of the net proceeds of the IPO to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by us in the IPO. Newmark OpCo used all of such net proceeds to partially repay intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. OpCo and will be assumed by Newmark OpCo in connection with the separation). On March 7, 2018, BGC, including through its subsidiary invested $242.0 million in Newmark limited partnership interests. Newmark has used the proceeds from this transaction plus all of the repayment from Newmark OpCo, and cash on hand to repay in full the $270.7 million remaining balance of the Term Loan. Following the IPO, in the event that any member of Newmark receives net proceeds from the incurrence of indebtedness for borrowed money or an equity issuance (in each case subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Converted Term Loan (which in turn we will use to repay the Converted Term Loan). Following the repayment of the remaining amount outstanding on the Converted Term Loan, in the event that any member of the Newmark Group receives net proceeds from the incurrence of indebtedness for borrowed money (subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the BGC Notes. In addition, we will be obligated to repay any remaining amounts under the BGC Notes prior to the distribution in order for the spin-off to be tax-free. On September 4, 2018, BGC OpCo loaned Newmark OpCo $112.5 million at an annual interest rate of 6.5% in order to repay the $112.5 million Senior Notes due 2042 owed to BGC at an annual interest rate of 8.125%. As a result, Newmark’s long-term debt decreased by $112.5 million and there was an equal and offsetting increase in Newmark’s current portion of payables to related parties of $112.5 million as of September 30, 2018. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan and the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes.  On November 7, 2018, Newmark repaid BGC the then remaining outstanding balance under the Intercompany Credit Agreement using primarily proceeds from the sale of its 6.125% Senior Notes.

Our future capital requirements will depend on many factors, including our rate of sales growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities (including the Intercompany Credit Agreement with BGC) are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. On October 25, 2018 Newmark received a stand-alone BBB- stable credit rating from Fitch Ratings Inc. and a BB+ stable rating from Standard & Poor’s and on October 29, 2018 Newmark received a stand-alone BBB- stable credit rating from Kroll Rating Agency.

Balance Sheet

Total assets at September 30, 2018 were $3,721.1 million as compared to $2,273.0 million at December 31, 2017. $770.0 million of the increase in total assets can be attributed to loans held for sale. The Company’s restricted cash and cash segregated under regulatory requirements increased by $264.1 million, $260.6 million of which is excess restricted cash maintained in our restricted liquidity account pledged for the benefit of Fannie Mae at the Company’s election. Receivables increased by $179.7 million, primarily as a result of the adoption of ASC 606 coupled with higher revenues. Total liabilities at September 30, 2018 and December 31, 2017 were $2,708.7 million and $2,029.6 million, respectively. Total liabilities increased primarily due to an increase of $771.4 million of borrowings from our warehouse facilities and $363.8 million is due to an increase in current portion of payables to related parties resulting from the aforementioned $260.6 million of excess restricted cash and the Intercompany Loan from BGC OpCo of $112.5 million under the Intercompany Credit Agreement, which was used to repay the $112.5 million under the 2042 Promissory Note included in “Long-term debt payable to related parties”.  These increases were partially offset by $649.3 million of repayments of long-term debt, including the $112.5 million repayment of the 2042 Promissory Note.

Subsequent to September 30, 2018, Newmark withdrew $252.0 million of the cash pledged for the benefit of Fannie Mae, and repaid BGC $252.0 million of the outstanding borrowings under the Intercompany Credit Agreement.  Additionally, On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes and received approximately $537.9 million net proceeds after deducting the initial purchasers’ discounts and commissions and estimated offering expenses.  Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan and the $112.5 million promissory note under the Intercompany Credit Agreement using these proceeds from the sale of its 6.125% Senior Notes. On November 7, 2018, Newmark repaid BGC the then remaining outstanding balance under the Intercompany Credit Agreement using primarily proceeds from the sale of its 6.125% Senior Notes.

Liquidity

Prior to December 13, 2017, the date of the Separation, BGC Partners funded our growth through contributing acquired companies and related party payables. The related party payables are net of related party receivables which were generated from our earnings as BGC Partners sweeps our excess cash to manage treasury centrally. Additionally, prior to its acquisition by BGC,

Berkeley Point and its parent company, Cantor Commercial Real Estate Company, L.P. (which we refer to as “CCRE”), loaned money to each other. In connection with the Separation and IPO, Newmark settled its intercompany payable to BGC. Newmark’s total net borrowings under the credit facility between BGC and Newmark were $382.5 million as of September 30, 2018, which are reflected as current portion of payables to related parties on the September 30, 2018 balance sheet. On October 4, 2018, Newmark withdrew $252.0 million of cash on hand that was in excess of the minimum balance required to be pledged for the benefit of Fannie Mae to repay $252.0 million towards the outstanding balance of the Intercompany Credit Agreement. The total net payable to related parties at September 30, 2018 was $398.0 million as compared to a net payable at December 31, 2017 of $34.2 million. Loans held for sale were financed from the warehouse notes payable, net at September 30, 2018. Fees to related parties that are charged by BGC Partners and Cantor to Newmark are reflected as cash flows from operating activities in the unaudited condensed consolidated Statement of Cash Flows for each period presented. For the nine months ended September 30, 2018, these fees and charges totaled $19.8 million. Additionally, prior to the Berkeley Point Acquisition, Berkeley Point loaned excess cash to CCRE to fund CCRE’s lending business. These amounts are presented as investing activities on the Statement of Cash Flows for all periods presented. All other amounts sent to or from BGC Partners are reflected as cash flows from financing activities in the unaudited condensed consolidated Statement of Cash Flows for each period presented.

For the nine months ended September 30, 2018, net cash used in operating activities was $636.4 million and for the nine months ended September 30, 2017, net cash provided by operating activities was $511.0 million. Net cash provided by operating activities excluding activity from loan originations and sales was $133.7 million and $99.5 million for the nine months ended September 30, 2018 and 2017, respectively. Cash flows from operating activities during the nine months ended September 30, 2017 included $29.0 million of cash paid to BGC Partners, related to grant of exchangeability to limited partnership units. As of the Separation and IPO, these charges became non-cash in nature to the extent they relate to limited partnership units in Newmark. We expect to generate cash flows from operations to fund our business operations and growth strategy to meet our short-term liquidity requirements, which we define as the next 12 months. We also expect that proceeds from new debt financing combined with cash flows from operations will be sufficient to fund our operations, growth strategy and dividends and distributions to meet our long-term liquidity requirements.

Prior to the Separation, we received the rights to 10,914,717 Nasdaq shares, of which 992,247 were received in 2017 and 992,247 were earned during the nine months ended September 30, 2018. Newmark will receive the 2018 Nasdaq shares in the fourth quarter of 2018. The remaining 8,930,223 Nasdaq shares will be received ratably over approximately the next 9 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year.

On June 18, 2018, Newmark's principal operating subsidiary, Newmark OpCo, issued approximately $175 million of exchangeable preferred limited partnership units ("EPUs") in a private transaction to The Royal Bank of Canada ("RBC").  Newmark received $152.9 million of cash with respect to this transaction.

On September 26, 2018 Newmark entered into a second agreement to issue approximately $150 million of additional EPUs to RBC, similar to the June 18, 2018 transaction (together the “Newmark OpCo Preferred Investment”).  During the third quarter of 2018, Newmark received $113.2 million of cash with respect to this transaction.

The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark, into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle, in each of the fourth quarters of 2019 through 2022 for each of the four tranches, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark they have been included as “Noncontrolling interest” on the unaudited condensed consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs as “Retained earnings” on the unaudited condensed consolidated statement of changes in equity and included in “Net income available to common stockholders” for purposes of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the newly formed SPV entities that are consolidated subsidies of Newmark, entered into four variable postpaid forward contracts with RBC. The SPVs are indirect subsidiaries of Newmark whose sole assets are the Nasdaq share Earn-outs for 2019 through 2022. The RBC Forwards provide the option to both Newmark and RBC for RBC to receive up to 992,247 shares of Nasdaq common stock, received by Newmark pursuant to the Nasdaq earn-out (see Note 6— Marketable Securities), in each of the fourth quarters of 2019 through 2022 in exchange for either cash or redemption of the EPUs, solely at Newmark’s option. The RBC Forwards are economically similar to at-the-money put options struck at Nasdaq’s June 18, 2018 closing price of $94.21 on the 2019 and 2020 earn-outs, and at Nasdaq’s September 25, 2018 closing price of $87.68 on the 2021 and 2022 earn-outs, and provides Newmark with downside protection on the shares while allowing Newmark to retain all appreciation related to the 2019 through 2022 Nasdaq share earn outs.

As a result of the Newmark OpCo Preferred Investment, Newmark’s equity increased by $325 million, of which $266.1 million was cash, during the nine months ended September 30, 2018. Newmark used the net proceeds from the Newmark OpCo Preferred Investment to repay a portion of the $400.0 million Converted Term Loan maturing September 8, 2019. After this repayment, approximately $134.0 million of the Converted Term Loan remained outstanding. The Newmark OpCo Preferred Investment had no impact on the approximately $85.1 million Nasdaq payment recognized in the third quarter of 2018. Newmark retains the flexibility to monetize some or all of the anticipated approximately $439.6 million worth of remaining five Nasdaq Earn-Out payments from 2023 through 2027 (stock value based on the November 12, 2018 closing price).

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

On October 23, 2017, Newmark filed a registration statement on Form S-1 with the SEC relating to the IPO of our Class A common stock. On December 19, 2017 BGC Partners, Inc. and Newmark Group, Inc. announced the closing of the offering of 20 million shares of Newmark’s Class “A” common stock to the public at a price of $14.00 per share less underwriting discounts and commissions. On December 26, 2017, BGC and Newmark announced that the underwriters of Newmark’s IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark’s Class A common stock at the initial public offering price of $14.00 per share less underwriting discounts and commissions. As a result, Newmark received aggregate net proceeds of $295.4 million from the IPO after deducting underwriting discounts and commissions and estimated offering expenses. The proceeds of the IPO were used to repay the Term Loan. Subsequent to the IPO, on November 13, 2018 BGC announced that its Board of Directors had authorized and declared the distribution, or spin off, to its stockholders of all of the Class A and Class B shares of Newmark common stock that it then owns in a manner that is intended to qualify as generally tax-free for U.S. federal income tax purposes.

As of September 30, 2018, our liquidity, which Newmark defines as cash and cash equivalents, and marketable securities, less securities loaned, was approximately $155.7 million. This does not include the approximately $439.6 million in additional Nasdaq stock, (stock value based on the November 12, 2018 closing price) that Newmark expects to receive between 2023 and 2027. Newmark expects to use its considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of Newmark, all while maintaining or improving its credit profile.

Term Loan and Converted Term Loan

In connection with the Berkeley Point Acquisition and BGC Partners’ investment in Real Estate LP, on September 8, 2017, BGC Partners entered into a committed unsecured senior term loan credit agreement (which we refer to as the “Term Loan Credit Agreement”) with Bank of America, N.A., as administrative agent (which we refer to as the “Administrative Agent”), and a syndicate of lenders. The Term Loan Credit Agreement provides for a term loan of up to $575.0 million (which we refer to as the “Term Loan”).  During the year ended December 31, 2017, in connection with the Term Loan, BGC Partners lent the proceeds of the Term Loan to BGC U.S. OpCo, and BGC U.S. OpCo issued a promissory note with an aggregate principal amount of $575.0 million to BGC Partners (which we refer to as the “Intercompany Term Loan Note”). Pursuant to the terms of the Intercompany Term Loan Note, all of the rights and obligations of BGC Partners under the Intercompany Term Loan Note are the same as the rights and obligations of the lenders with respect to payment under the Term Loan, and all of the rights and obligations of BGC U.S. OpCo under the Intercompany Term Loan Note are the same as the rights and obligations of BGC Partners with respect to payment under the Term Loan. On November 22, 2017, we entered into an amendment to the Term Loan Credit Agreement (which we refer to as the “Term Loan Amendment”), pursuant to which, in connection with the Separation and prior to the closing of the IPO, we assumed the obligations of BGC Partners under the Term Loan. In connection with our assumption of BGC Partners’ rights and obligations under the Term Loan, BGC Partners assigned to us, and we assumed, all of BGC Partners’ rights and obligations under the Intercompany Term Loan Note and, pursuant to the separation, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the Intercompany Term Loan Note. During the nine months ended September 30, 2018 the Term Loan Credit Agreement was repaid in full.

Also in connection with the Berkeley Point Acquisition and BGC Partners’ investment in Real Estate LP, on September 8, 2017, BGC Partners entered into an unsecured senior revolving credit agreement (which we refer to as the “Revolving Credit Agreement”) with the Administrative Agent and a syndicate of lenders. The Revolving Credit Agreement provides for revolving loans of up to $400.0 million (which we refer to as the “Revolving Credit Facility”). During the nine months ended September 30, 2018, Newmark partially repaid $266.1 million of the Converted Term Loan. As of September 30, 2018, there were $134.0 million of borrowings outstanding under the Revolving Credit Facility, which was repaid in full subsequent to the end of the third quarter of 2018. Since there were amounts outstanding under the Term Loan facility as of December 31, 2017, the pricing increased by 50 basis points. The Term Loan was paid in full on March 9, 2018. Once the Term Loan was repaid in full, the pricing of the Converted Term Loan returned to the levels previously described. In connection with the $400.0 million borrowings, the proceeds of which BGC Partners lent to BGC U.S. OpCo, BGC U.S. OpCo issued a promissory note with an aggregate principal amount of $400.0 million to BGC Partners (which we refer to as the “Intercompany Revolver Note”). Pursuant to the terms of the Intercompany Revolver Note, all of the rights and obligations of BGC Partners under the Intercompany Revolver Note are the same as the rights and obligations of the lenders with respect to payment under the Revolving Credit Facility, and all of the rights and obligations of BGC U.S. OpCo under the Intercompany Revolver Note are the same as the rights and obligations of BGC Partners with respect to payment under the Revolving Credit Facility. On November 22, 2017, we entered into an amendment to the Revolving Credit Agreement (which we refer to as the “Revolver Amendment”), pursuant to which the then outstanding borrowings of BGC Partners under the Revolving Credit Facility were converted into a term loan (which we refer to as the “Converted Term Loan”) and thereafter, in connection with the Separation and prior to the closing of the IPO, we assumed the obligations of BGC Partners as borrower under the Converted Term Loan. BGC Partners remained the borrower under the Revolving Credit Facility for any future draws and, as long as there is any principal amount outstanding under the Converted Term Loan, we guaranteed the obligations of BGC Partners under the Revolving Credit Facility. In connection with our assumption of the Converted Term Loan, BGC Partners assigned to us, and we assumed, all of BGC Partners’ rights and obligations under the Intercompany Revolver Note and, pursuant to the Separation, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the Intercompany Revolver Note.

Under the Revolving Credit Agreement, as amended, BGC Partners guaranteed our repayment obligations under the Converted Term Loan. As long as the Converted Term Loan remains unpaid in any portion, we will guarantee any draws by BGC Partners under the Revolving Credit Facility. Once the Converted Term Loan has been paid in full, we will no longer have obligations as a borrower or as a guarantor under the Revolving Credit Agreement. Upon repayment, no portion of the Term Loan or the Converted Term Loan may be reborrowed by Newmark.

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

The Converted Term Loan matures on September 8, 2019. The outstanding amounts under the Converted Term Loan will bear interest at a per annum rate equal to, at our option, either (a) LIBOR for interest periods of one, two, three or six months, as selected by us, or upon the consent of all applicable lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by us, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the Administrative Agent, and (iii) one-month LIBOR plus 1.0%, in each case plus an applicable margin. The applicable margin will initially be 2.25% with respect to LIBOR borrowings in (a) above and 1.25% with respect to base rate borrowings in (b) above. The applicable margin with respect to LIBOR borrowings in (a) above will range from 1.5% to 3.25% depending upon BGC Partners’ credit rating, and with respect to base rate borrowings in (b) above will range from 0.5% to 2.25% depending upon BGC Partners’ credit rating. In addition, (x) if there are any amounts outstanding under the Term Loan as of December 31, 2017, the pricing shall increase by 0.50% until the Term Loan is paid in full, and (y) if there are any amounts outstanding under the Term Loan as of June 30, 2018, the pricing shall increase by an additional 0.75% (and 1.25% in the aggregate) until the Term Loan is paid in full. The Converted Term Loan pricing increased by 50 basis points as of December 31, 2017 since there were amounts outstanding under the Term Loan facility as of December 31, 2017. As of March 9, 2018, the Term Loan was paid in full and the pricing of the Converted Term Loan returned to the levels previously described above, as applicable. On September 30, 2018, the interest rate on the Converted Term Loan was one-month LIBOR plus 2.25%, which was approximately 4.41% per annum.

The Revolving Credit Agreement also contain certain other customary affirmative and negative covenants and events of default that apply to us.

Pursuant to the Term Loan Credit Agreement, the Converted Term Loan Credit Agreement and the Separation and Distribution Agreement, both the Term Loan and the Converted Term Loan were subject to a mandatory prepayment requirement by an amount equal to 100% of net cash proceeds of our IPO and all other material debt and equity issuances (and certain asset sales), in each case subject to customary exceptions. We contributed all of the net proceeds of the IPO to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by us in the IPO. Newmark OpCo used all of such net proceeds, plus proceeds from BGC’s investment on March 7, 2018, of $242.0 million in Newmark limited partnership interests and cash on hand to repay in full the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. OpCo and was assumed by Newmark OpCo in connection with the Separation).

The Term Loan Credit Agreement and the Converted Term Loan Credit Agreement and the Separation and Distribution Agreement also require us to apply net cash proceeds of material debt issuances after repayment in full of the Term Loan and Converted Term Loan (and subject to certain exceptions) to repay the BGC Notes. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan using proceeds from the sale of its 6.125% Senior Notes.

Newmark Knight Frank Warehouse Facilities

As of September 30, 2018, NKF had $1,650 million of committed loan funding available through three commercial banks and an uncommitted $325 million Fannie Mae loan repurchase facility. Consistent with industry practice, Berkeley Point’s existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing.

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

On August 3, 2018, BGC delivered a notice of redemption to the holders of its outstanding 8.125% BGC Senior Notes, which were redeemed on September 5, 2018. BGC’s redemption of its 8.125% BGC Senior Notes accelerated Newmark’s obligation to repay the 2042 Promissory Note. Accordingly, on September 4, 2018, Newmark OpCo borrowed $112.5 million from BGC OpCo pursuant to the Intercompany Credit Agreement which loan bears interest at an annual rate equal to 6.5%. Newmark OpCo used the proceeds of this loan to repay the $112.5 million of the 2042 Promissory Note in full.  As a result, Newmark’s long-term debt decreased by $112.5 million and there was an equal and offsetting increase in Newmark’s current portion of payables to related parties of $112.5 million as of September 30, 2018.

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

Newmark will repay the $300.0 million outstanding balance under the 2019 Promissory Note in full prior to November 30, 2018, using primarily the proceeds from the 6.125% Senior Notes.

6.125% Senior Notes due 2023

On November 2, 2018, Newmark announced the pricing of an offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023, which closed on November 6, 2018. The 6.125% Senior Notes are to be offered and sold in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. The 6.125% Senior Notes are general senior unsecured obligations of the Company. These 6.125% Senior Notes were priced at 98.937% to yield 6.375%.  The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023.

On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan using proceeds from the sale of its 6.125% Senior Notes, as well as the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes. On November 7, 2018, Newmark repaid the then remaining outstanding balance under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes. Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note prior to November 30, 2018 using primarily proceeds from the sale of its 6.125% Senior Notes and, upon repayment of the 2019 Promissory Note, Newmark will have no further debt obligations owed to BGC.

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

On March 19, 2018, Newmark borrowed $150.0 million from BGC pursuant to the facilities under the Intercompany Credit Agreement.  The interest rate as of September 30, 2018 was 5.41%, which may be adjusted based on the higher of BGC’s or Newmark’s short-term borrowing rate then in effect at such time plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. Newmark has transferred these proceeds to its restricted cash account pledged for the benefit of Fannie Mae. As of September 30, 2018, together with the intercompany loan from BGC on September 4, 2018, Newmark’s total net borrowings under the Intercompany Credit Agreement was $382.5 million. On October 4, 2018, Newmark withdrew $252.0 million of restricted cash that had been held in excess of the required amount pledged for the benefit of Fannie Mae to repay $252.0 million of the Intercompany Credit Agreement.  Additionally, on November 6, 2018, Newmark used proceeds from the 6.125% Senior Notes to repay in full, the remaining balance under the Intercompany Credit Agreement.

Cash Flows for the nine months ended September 30, 2018

For the nine months ended September 30, 2018, we used $636.4 million of cash in operations. Excluding activity from loan originations and sales, net cash provided by operating activities for the nine months ended September 30, 2018 was $133.7 million. We had consolidated net income of $152.3 million, $56.6 million of positive adjustments to reconcile net income to net cash used by operating activities (excluding activity from loan originations and sales) and $75.2 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $85.1 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to continued hiring and expansion of our business and $67.3 million of increase in receivables related to acquisitions and increased revenues, offset by an increase of $104.3 million in accounts payable, accrued expenses and other liabilities. We used $16.5 million of cash provided by investing activities primarily related to $32.5 million of payments for acquisitions, $22.5 million in cost method investments and $10.8 million of purchases of fixed assets, offset by $51.4 million of proceeds from the sale of marketable securities. We generated $866.6 million of cash from financing activities primarily due to net proceeds from warehouse notes payable of $771.4 million, $242.0 million of proceeds from BGC’s investment in Newmark LPU’s, $238.0 million of new borrowings from BGC under the credit facility and $265.6 million proceeds from the Newmark OpCo Preferred Investment, partially offset by $536.8 million repayment of long term debt.

Cash Flows for the nine months ended September 30, 2017

For the nine months ended September 30, 2017, we generated cash from operations of $511.0 million. Excluding activity from loan originations and sales, net cash provided by operating activities for the nine months ended September 30, 2017 was $99.5 million.  We had net income of $190.6 million and $74.7 million of negative adjustments to reconcile net income to net cash provided by operating activities (excluding activity from loan originations and sales) and $17.0 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities was driven by a $35.7 million increase in outstanding receivables and $35.2 million of increases in employee loans, other receivables primarily to brokers, offset by a decrease in accounts payable, accrued expenses and other liabilities, including accrued expenses of $42.5 million. We used $11.1 million in net investing activities for the nine months ended September 30, 2017 primarily related to the purchase of fixed assets. We used $427.9 million in financing activities related to borrowings of $401.8 million, net of repayments on our warehouse lines to fund loans held for sale, offset by repayments of $749.5 million, net to related parties.  We also distributed $66.9 million to CCRE prior to the acquisition of Berkeley Point by BGC, as contemplated by the transaction dated as of July 17, 2017 governing such acquisition, and paid $12.2 million for acquisition earn-outs during the period.

CREDIT RATINGS

Our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc. (1)	BBB-	Stable
Standards & Poor's (2)	BB+	Stable
Kroll Bond Rating Agency (3)	BBB-	Stable
(1)	On October 25, 2018, Fitch Ratings Inc. assigned Newmark’s first-time Issuer Default rating of BBB- and assigned a stable rating outlook.
(2)	On October 25, 2018, Standard & Poor’s assigned Newmark’s Issuer credit rating at BB+ and assigned a stable rating outlook.
(3)	On October 29, 2018, Kroll Bond Rating Agency assigned Newmark’s long-term Issuer credit rating at BBB- and assigned a stable rating outlook.

Credit ratings and associated outlooks are influenced by a number of factors, including but not limited to: operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any reduction in our credit ratings and/or the associated outlook could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlooks may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. In connection with certain agreements, interest rates on our notes may incur increases of up to 2% in the event of a credit ratings downgrade.

REGULATORY REQUIREMENTS

As a result of the Berkeley Point Acquisition, Newmark is now subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s unaudited condensed consolidated financial statements. As of September 30, 2018, Newmark has met all capital requirements. As of September 30, 2018, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $475.1 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing Program (“TAH”). These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of September 30, 2018, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of September 30, 2018 and December 31, 2017, outstanding borrower advances were approximately $440.0 thousand and $120.4 thousand, respectively, and are included in “Other assets” in the accompanying unaudited condensed consolidated balance sheets.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Share Exchange Agreement

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

Fully Diluted Share Count

Our fully diluted weighted-average share count for the three months ended September 30, 2018 was as follows (in thousands)

Three Months Ended September 30, 2018
Common stock outstanding(1)	155,152
Partnership units(2)	106,524
RSUs (Treasury stock method)	157
Other	699
Total(3)	$262,532
(1)

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the three months ended September 30, 2018, the weighted-average number of Class A shares was 138.9 million shares, Class B shares was 15.8 million shares and approximately 0.4 million shares of contingent Class A common stock and limited partnership units were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.

(2)

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (see Note 2— Limited Partnership Interests), to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock.  In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 23.4 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deducting for the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.

(3)

For the three months ended September 30, 2018, the weighted average share count includes 77.4 million potentially anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

Newmark completed acquisitions from 2014 through 2018 for which contingent cash consideration of $18.2 million and limited partnership units of 2.5 million may be issued on certain targets being met through 2021. The contingent equity instruments are issued by and are included in the current portion of “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheet. The contingent cash liability is recorded at fair value as deferred consideration on Newmark’s unaudited condensed consolidated balance sheets.

EQUITY METHOD INVESTMENTS

Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of September 30, 2018, Newmark had $103.6 million in an equity method investment, which represents a 27% ownership in Real Estate LP.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at September 30, 2018 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$353,728	$37,173	$80,421	$68,596	$167,538
Warehouse facility(2)	1,131,792	1,131,792	—	—	—
Long-term debt(3)	433,950	—	433,950	—
Intercompany Credit Agreement	382,500	382,500	—	—	—
Total contractual obligations	$2,301,970	$1,551,465	$514,371	$68,596	$167,538
(1)

Operating leases are related to rental payments under various non-cancelable leases principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $2.0 million over the life of the agreement.

(2)	Warehouse notes payables are collateralized by $1,132,665 of loans held for sale, at fair value (see Note 19 – Warehouse Notes Payable).
(3)

Long-term debt reflects long-term borrowings of $134.0 million under Newmark’s Term Loan, and $300.0 million of the 2019 Promissory Notes due December 9, 2019, (see Note 20— Long-Term Debt and Long-Term Debt Payable to Related Parties) for more information regarding these obligations.

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

The fair value of RSU awards to employees is determined on the date of grant, based on the fair value of BGC Partners’ Class A common stock. Generally, RSUs granted by us as employee compensation do not receive dividend equivalents; as such, we adjust the fair value of the RSUs for the present value of expected forgone dividends, which requires us to include an estimate of expected dividends as a valuation input. This grant-date fair value is amortized to expense ratably over the awards’ vesting periods. For RSUs with graded vesting features, we have made an accounting policy election to recognize compensation cost on a straight-line basis. The amortization is reflected as non-cash equity-based compensation expense in our unaudited condensed consolidated statements of operations.

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

Limited Partnership Units: Limited partnership units in BGC Holdings and Newmark Holdings are generally held by employees. Generally, such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. As discussed above, preferred units in BGC Holdings and Newmark Holdings are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. The quarterly allocations of net income to such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grants of exchangeability to limited partnership units” in our unaudited condensed consolidated statements of operations.

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

Employee Loans: We have entered into various agreements with certain employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The distributions are treated as compensation expense when made and the proceeds are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of September 30, 2018 and December 31, 2017, the aggregate balance of employee loans, net of reserve, was $275.2 million and $209.5 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three and nine months ended September 30, 2018 was $9.5 million and $20.7 million, respectively and $24.6 million and $29.0 million for the three and nine months ended September 30, 2017, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

When reviewing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the results of the qualitative assessment are not conclusive, or if we choose to bypass the qualitative assessment, we perform a goodwill impairment analysis using a two-step process. Newmark had goodwill balances as of September 30, 2018 and December 31, 2017 of $513.5 million and $477.5 million, respectively.

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

Recent Accounting Pronouncements

See Note 1— Organization and Basis of Presentation, to our unaudited condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements.

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

For the third quarter of 2018, our board of directors declared a dividend of 9 cents per share based on management’s current expectation of our post-tax Adjusted Earning per fully diluted share for the year, and has indicated that it expects such dividend to remain consistent for the full year. To the extent that 25% of our post-tax Adjusted Earnings per fully diluted share for the year exceeds this dividend on an annualized basis (i.e. an expected aggregate of $0.36 for four quarters), we do not expect that our board of directors will increase the amount of the quarterly dividend payment during the year, or make downward adjustments in the event of a shortfall, although no assurance can be given that adjustments will not be made during the year. We have indicated that we expect to announce the annual expected dividend rate in the first quarter of each year. On August 1, 2018, Newmark’s Board of Directors increased Newmark’s authorization of repurchases of shares of Newmark’s Class A common stock by $100 million to $200 million.

The declaration, payment, timing and amount of any future dividends payable by us will be at the sole discretion of our board of directors. We are a holding company, with no direct operations, and therefore we are able to pay dividends only from our available cash on hand and funds received from distributions from Newmark OpCo. Our ability to pay dividends may also be limited by regulatory or other considerations as well as by covenants contained in financing or other agreements. In addition, under Delaware law our dividends may be payable only out of surplus, which is our net assets minus our capital (as defined under Delaware law), or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Accordingly, any unanticipated accounting, tax, regulatory or other charges may adversely affect our ability to declare and pay dividends. While we intend to declare and pay dividends quarterly, there can be no assurance that our board of directors will declare dividends at all or on a regular basis or that the amount of our dividends will not change.

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

Newmark defines pre-tax Adjusted Earnings as GAAP income (loss) from operations before income taxes and noncontrolling interest in subsidiaries, excluding certain items such as:

•

The impact of any unrealized non-cash mark-to-market gains or losses on “other income (loss)” related to the variable share forward agreements with respect to Newmark’s expected receipt of the Nasdaq payments in 2019 through 2022;

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

Management uses post-tax Adjusted Earnings in part to help it evaluate, among other things, the overall performance of the business, to make decisions with respect to the Company’s operations, and to determine the amount of the dividends payable to common stockholders and distributions payable to holders of limited partnership units.

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

In addition, the non-cash preferred dividends are excluded from Adjusted Earnings per share as Newmark expects to redeem the related EPUs with Nasdaq shares. The share count for Adjusted Earnings excludes certain shares expected to be issued in future periods but not yet eligible to receive dividends and/or distributions. Each quarter, the dividend payable to Newmark’s common stockholders, if any, is expected to be determined by the Company’s board of directors with reference to a number of factors, including post-tax Adjusted Earnings per fully diluted share. Newmark may also pay a pro rata distribution of net income to limited partnership units, as well as to Cantor for its noncontrolling interest. The amount of this net income, and therefore of these payments per unit, would be determined using the above definition of pre-tax Adjusted Earnings using the fully diluted share count. The declaration, payment, timing and amount of any future dividends payable by the Company will be at the discretion of its board of directors using the fully diluted share count.

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

Assumption and Repayment of Indebtedness

In connection with the Separation and prior to the closing of our IPO, we assumed from BGC Partners the Term Loan and the Converted Term Loan. Newmark OpCo also assumed from BGC U.S. OpCo the BGC Notes. We contributed all of the net proceeds of our IPO to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by us in the IPO. Newmark OpCo used all of such net proceeds to partially repay intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. OpCo and was assumed by Newmark OpCo in connection with the separation). We used all of such repayment from Newmark OpCo to partially repay the Term Loan. The Term Loan had a maturity date of September 8, 2019 and was repaid in full on March 9, 2018. Pursuant to the Term Loan, in the event that any member of the Newmark Group received net proceeds from the incurrence of indebtedness for borrowed money or an equity issuance (in each case subject to certain exceptions), Newmark OpCo was obligated to use such net proceeds to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which in turn we were obligated to the remaining amount outstanding on the Term Loan), and thereafter, to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Converted Term Loan (which in turn we will use to repay the remaining amount outstanding on the Converted Term Loan). On June 19, 2018, Newmark OpCo repaid approximately $152.9 million of the outstanding principal amount under the Converted Term Loan. As of September 30, 2018, approximately $134.0 million of the Converted Term Loan remained outstanding. Following full repayment of the Term Loan and the Converted Term Loan, in the event that any member of the Newmark Group receives net proceeds from the incurrence of indebtedness for borrowed money (subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the BGC Notes. In addition, we will be obligated to repay any remaining amounts under the BGC Notes prior to the Distribution.

On March 19, 2018, Newmark and BGC Partners entered into an Intercompany Credit Agreement and on the same date Newmark borrowed $150.0 million from BGC pursuant to the facilities under the Intercompany Credit Agreement.  The interest rate as of September 30, 2018 was LIBOR plus 3.25%, or 5.41%, which may be adjusted based on the higher of BGC’s or Newmark’s short-term borrowing rate then in effect at such time plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. Newmark has transferred these proceeds to its restricted cash account pledged for the benefit of Fannie Mae. As of September 30, 2018, Newmark’s total net borrowings under the Intercompany Credit Agreement was $382.5 million. Subsequent to the end of the third quarter, on October 4, 2018, Newmark withdrew $252.0 million of cash on hand that was in excess of the minimum balance required to be pledged for the benefit of Fannie Mae to repay $252.0 million towards the outstanding balance of the Intercompany Credit Agreement.

On September 4, 2018, BGC OpCo loaned Newmark OpCo $112.5 million at an annual interest rate of 6.5% under the Intercompany Credit Agreement in order to repay the $112.5 million Senior Notes due 2042 owed to BGC at an annual interest rate of 8.125%. As a result, Newmark’s long-term debt decreased by $112.5 million and there was an equal and offsetting increase in Newmark’s current portion of payables to related parties of $112.5 million as of September 30, 2018. On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes.  In addition, on November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount under the Converted Term Loan and the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes. On November 7, 2018, Newmark repaid the then remaining outstanding balance under the Intercompany Credit Agreement.  Newmark will repay the $300.0 million outstanding principal amount under the 2019 Promissory Note prior to November 30, 2018, using primarily proceeds from the sale of its 6.125% Senior Notes.  Upon repayment of the 2019 Promissory Note, Newmark will have no further debt obligations owed to BGC.

BGC Partners March 2018 Investment

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16,606,726 newly issued exchangeable limited partnership units of Newmark Holdings for an aggregate investment of approximately $242.0 million. The price per unit was based on the $14.57 closing price of our Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market.  These units are exchangeable, at BGC Partners’ discretion, into either shares of our Class A common stock or our Class B common stock, par value $0.01 per share. Following such issuance, BGC Partners owned 83.4% of our 138.6 million shares of Class A common issued and outstanding on March 7, 2018 and 100% of our 15.8 million issued and outstanding shares of Class B common stock. Including the newly issued exchangeable limited partnership units of Newmark Holdings, BGC Group owned 59.2% of the 253.0 million fully diluted shares of Newmark outstanding on March 7, 2018. The balance of our fully diluted share count was owned by the public, Cantor, partners of Newmark Holdings, and employees. Because Newmark limited partnership units are not entitled to a vote until they are exchanged for Newmark common stock, BGC Group’s voting power with respect to Newmark did not change as a result of the March 2018 investment. If the BGC Group were to exchange such units into shares of our Class B common stock, the BGC Group would have 95.0% of our total voting power as of September 30, 2018 (92.6% if the BGC Group were to exchange such units into shares of our Class A common stock).

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

The Distribution (Spin-off)

On November 13, 2018, BGC announced that its Board of Directors had authorized and declared the distribution of all of the shares of Newmark common stock held by BGC as of immediately prior to the effective time of the Distribution, to the stockholders of BGC. BGC will distribute these Newmark shares through a special pro rata stock dividend, with shares of Newmark Class A common stock held by BGC distributed to the holders of shares of Class A common stock of BGC and shares of Newmark Class B common stock held by BGC distributed to the holders of shares of Class B common stock of BGC (which are currently Cantor and another entity controlled by Mr. Lutnick). The spin-off will be effective as of 12:01 a.m., New York City time, on November 30, 2018, the Distribution Date, to BGC stockholders of record as of the close of business on November 23, 2018, (the “Record Date”). Based on the number of common shares of BGC outstanding as of November 7, 2018, Newmark estimates that the holder of each share of BGC common stock as of the Record Date will receive approximately 0.4613 of a share of Newmark common stock in the Distribution. Following the spin-off, BGC will no longer hold any shares of Newmark.

Current Structure of Newmark

As of September 30, 2018, there were 138,938,972 shares of Class A common stock issued and outstanding. BGC Partners held 115,593,786 shares of our Class A common stock representing approximately 83.2% of our outstanding Class A common stock. Each share of Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. In addition, as of September 30, 2018, BGC Partners held 15,840,049 shares of our Class B common stock representing all of the outstanding shares of our Class B common stock. Together, the shares of Class A common stock and Class B common stock held by BGC Partners as of September 30, 2018, represented approximately 92.1% of our total voting power. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to 10 votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Class B common stock into shares of Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of September 30, 2018, we directly held Newmark OpCo limited partnership interests consisting of approximately 154,779,022 units representing approximately 59.9% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that will hold these interests, serve as the general partner of Newmark Holdings and, through Newmark Holdings, act as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we will consolidate Newmark OpCo’s results for financial reporting purposes.

Cantor, BGC Partners (including through its operating subsidiaries), founding partners, working partners and limited partnership unit holders directly hold Newmark Holdings limited partnership interests. Newmark Holdings, in turn, holds Newmark OpCo limited partnership interests and, as a result, Cantor, BGC Partners (including through its operating subsidiaries), founding partners, working partners and limited partnership unit holders indirectly have interests in Newmark OpCo limited partnership interests. In accordance with the Separation and Distribution Agreement, BGC owns limited partnership interests in Newmark OpCo as a result of issuances of BGC Class A common stock, primarily related to the redemption of limited partnership interests in BGC Holdings and Newmark Holdings. Prior to the Newmark spin-off, these limited partnership interests held by BGC in the Newmark OpCo will be exchanged into Newmark Class A or Class B common stock, and will be included as part of the Newmark Distribution to BGC shareholders. In addition, RBC holds approximately $325 million of EPUs issued by Newmark OpCo in connection with the Newmark OpCo Preferred Investment.

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

As of September 30, 2018, 5,322,331 founding/working partner interests were outstanding. These founding/working partner were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires such interests from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for our Class A common stock or Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for our Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of our Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of our Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy (x) with BGC Partners for Class A common stock of BGC Partners (after also providing the requisite portion of BGC Holdings founding/working partner interests) if the termination or bankruptcy occurs prior to the Distribution and (y) in all other cases, with us for our Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of September 30, 2018, 97,613,590 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by BGC Partners (including through its operating subsidiaries)). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

Notwithstanding the foregoing, prior to the Distribution, without the prior consent of BGC Partners, no Newmark Holdings limited partnership interests shall be exchangeable into shares of our Class A common stock or Class B common stock. Prior to the Distribution, unless otherwise agreed by BGC Partners, in order for a partner to exchange an exchangeable limited partnership interest in BGC Holdings or Newmark Holdings into a share of BGC common stock, such partner must exchange both one BGC Holdings exchangeable unit and a number of Newmark Holdings exchangeable units equal to the distribution ratio (which is 0.4640 immediately following the close of the third quarter 2018), divided by the exchange ratio, in order to receive one share of BGC Partners common stock. Prior to the Distribution, to the extent that BGC Partners receives any Newmark OpCo units as a result of any exchange of Newmark Holdings exchangeable units as described in the immediately preceding sentence or as a result of any contribution by BGC Partners to Newmark OpCo or purchase by BGC Partners of Newmark OpCo units (see “Item 13—Certain Relationships and Related-Party Transactions—Reinvestments in Newmark OpCo by BGC Partners” in our Annual Report on Form 10-K/A (“10-K/A”), then, in each case, prior to the Distribution BGC Partners will contribute such Newmark OpCo units to Newmark in exchange for a number of shares of Newmark common stock equal to the number of such Newmark OpCo units multiplied by the then current exchange ratio (with the class of shares of our common stock corresponding to the class of shares of common stock that BGC Partners issued upon such exchange).

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

The following diagram illustrates our ownership structure as of September 30, 2018. The diagram does not reflect the various subsidiaries of Newmark, Newmark Holdings, Newmark OpCo, BGC Partners, BGC U.S. OpCo, BGC Global OpCo or Cantor, the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the EPUs in Newmark OpCo held by RBC. Holders of the EPUs are not allocated any gains or losses for tax purposes and are not entitled to regular distributions. For additional information regarding the EPUs, please see the section titled “Exchangeable Preferred Partnership Units and Forward Contract” in Note 1 – Organization and Basis of Presentation and the section titled “Exchangeable preferred Limited Partnership Units” in Note 2 – Limited Partnership Interests in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

OUR OWNERSHIP STRUCTURE

Cantor Fitzgerald, L.P.
Majority of the voting power
BGC Partners, Inc.
Public Stockholders of Newmark Group, Inc.
BGC OpCos
• Class A common stock (74.7% of economics and 38.9% of voting power of Newmark Group, Inc.)
• 100% Class B common stock (10.2% of economics and 53.3% of voting power)
• 50.8% indirect economic interest in Newmark OpCo
• Class A common stock (15.1% of economics and 7.8% of voting power)
• 9.0% indirect economic interest in Newmark OpCo
• Limited Partnership Interests (24.4% of economics of Newmark Holdings)
• 9.2% indirect economic interest in Newmark OpCo
Newmark
Limited Partners (including Newmark employees)
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (4.4% of economics of Newmark Holdings)
• 1.7% indirect economic interest in Newmark OpCo
• Limited Partnership Interests (58.6% of economics of Newmark Holdings)
• 22.1% indirect economic interest in Newmark OpCo
• Limited Partnership Interests (12.6% of economics of Newmark Holdings)
• Limited Partnership Interest 4.8% indirect economic interest in Newmark Opco
Newmark Holdings
• Limited Partnership Interest (59.9% of economics of Newmark OpCo)
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interest (37.7% of economics of Newmark OpCo)
• Limited Partnership Interests 2.4% direct economic interest in Newmark Opco)
Newmark OpCo
• Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
• Minority Equity Interests
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

Structure of Newmark Following the Distribution (Spin-off)

On November 13, 2018, BGC announced that its Board of Directors had authorized and declared the distribution of all of the shares of Newmark common stock held by BGC as of immediately prior to the effective time of the Distribution, to the stockholders of BGC. BGC will distribute these Newmark shares through a special pro rata stock dividend, with shares of Newmark Class A common stock held by BGC distributed to the holders of shares of Class A common stock of BGC and shares of Newmark Class B common stock held by BGC distributed to the holders of shares of Class B common stock of BGC (which are currently Cantor and another entity controlled by Mr. Lutnick). The spin-off will be effective as of 12:01 a.m., New York City time, on November 30, 2018, the Distribution Date, to BGC stockholders of record as of the close of business on November 23, 2018, (the “Record Date”). Based on the number of common shares of BGC outstanding as of November 7, 2018, Newmark estimates that the holder of each share of BGC common stock as of the Record Date will receive approximately 0.4613 of a share of Newmark common stock in the Distribution. Following the spin-off, BGC will no longer hold any shares of Newmark.

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

Had the spin-off occurred immediately following the close of the third quarter of 2018, the ratio of Newmark common shares to be distributed in respect of each BGC common share would have been approximately 0.4640. However, the exact ratio of Newmark common shares to be distributed in respect of each BGC common share in the spin-off will depend on, among other things, the number of BGC common shares outstanding and the number of Newmark common shares (including Newmark common shares underlying units of Newmark OpCo) owned by BGC as of the record date of the spin-off. The spin-off is subject to a number of conditions, and BGC may determine not to proceed with the spin-off if the BGC board of directors determines, in its sole discretion, that the spin-off is not in the best interest of BGC and its stockholders. Accordingly, the spin-off may not occur on the expected timeframe, or at all.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

In connection with the Separation, we assumed from BGC Partners the Term Loan and the Converted Term Loan. Newmark OpCo also assumed from BGC U.S. OpCo the BGC Notes. We contributed all of the net proceeds of the IPO to Newmark OpCo in exchange for a number of units representing Newmark OpCo limited partnership interests equal to the number of shares issued by us in the IPO. Newmark OpCo used all of such net proceeds to partially repay intercompany indebtedness owed by Newmark OpCo to us in respect of the Term Loan (which intercompany indebtedness was originally issued by BGC U.S. OpCo and has been assumed by Newmark OpCo in connection with the separation). In addition, on March 7, 2018, BGC, including through its subsidiary invested $242.0 million in Newmark limited partnership interests. Newmark has used the proceeds from this transaction plus all of the repayment from Newmark OpCo, and cash on hand to repay in full the Term Loan during the nine months ended September 30, 2018. Following the IPO, in the event that any member of the Newmark Group receives net proceeds from the incurrence of indebtedness for borrowed money or an equity issuance (in each case subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the remaining intercompany indebtedness owed by Newmark OpCo to us to repay the remaining intercompany indebtedness owed by Newmark OpCo to us in respect of the Converted Term Loan (which in turn we will use to repay the remaining amount outstanding on the Converted Term Loan). Following the repayment of the Term Loan and the Converted Term Loan, in the event that any member of the Newmark Group receives net proceeds from the incurrence of indebtedness for borrowed money (subject to certain exceptions), Newmark OpCo will be obligated to use such net proceeds to repay the BGC Notes. In addition, Newmark will be obligated to repay any remaining amounts under the BGC Notes prior to the distribution. We intend to replace the financing provided by the BGC Notes that remain outstanding with new senior term loans (which may be secured or unsecured), new senior unsecured notes, other long- or short-term financing or a combination thereof in an aggregate principal amount of approximately $412.5 million. While the terms of these borrowings, including the interest rates, have not yet been determined, our interest income expense could be exposed to changes in interest rates. In that event, we may enter into interest rate swap agreements to attempt to hedge the variability of future interest payments due to changes in interest rates.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of September 30, 2018 and September 30, 2017 was 226 basis points and 124 basis points, respectively. A 100 basis point increase in 30-day LIBOR would increase our annual earnings by approximately $11.7 million based on our escrow balance as of September 30, 2018 compared to $10.8 million based on our escrow balance as of September 30, 2017. A decrease in 30-day LIBOR to zero would decrease our annual earnings by approximately $11.7 million based on the escrow balance as of September 30, 2018 compared to $10.8 million based on our escrow balance as of September 30, 2017.

We use warehouse facilities, borrowings from related parties, and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual net interest income by approximately $11.3 million based on our outstanding balances as of September 30, 2018 compared to $6.6 million based on our outstanding balances as of September 30, 2017. A 100-basis point decrease in 30-day LIBOR would increase our annual earnings by approximately $11.3 million based on our outstanding warehouse balance as of September 30, 2018 compared to $6.6 million as of September 30, 2017.

The borrowing cost of the Converted Term Loan is based on LIBOR. A 100-basis point increase in the 30-day LIBOR would increase our interest expense by $2.5 million on our outstanding balances as of September 30, 2018. A 100-basis point decrease in the 30-day LIBOR would decrease our annual interest expense by $2.5 million based on our outstanding balance as of September 30, 2018. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount under the Converted Term Loan.

The borrowing cost of the Intercompany Credit Agreement is based on LIBOR. A 100-basis point increase in the 30-day LIBOR would increase our interest expense by $2.7 million on our outstanding balances as of September 30, 2018. A 100-basis point decrease in the 30-day LIBOR would decrease our annual interest expense by $2.7 million based on our outstanding balance as of September 30, 2018. On October 4, 2018, Newmark withdrew $252.0 million of cash on hand that was in excess of the minimum balance required to be pledged for the benefit of Fannie Mae to repay $252.0 million towards the outstanding balance of the Intercompany Credit Agreement and on November 6, 2018, Newmark repaid the $112.5 million promissory note under the Intercompany Credit Agreement using proceeds from the sale of its 6.125% Senior Notes. On November 7, 2018, Newmark repaid the then remaining outstanding balance under the Intercompany Credit Agreement using primarily proceeds from the sale of its 6.125% Senior Notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Newmark maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc. disclosure controls and procedures as of September 30, 2018. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark’s disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2018, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 29— Commitments and Contingencies to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

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

We may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the rights of others or defend against claims of infringement or invalidity. For example, we recently responded to a claim by Newmark Realty Capital, Inc. (which we refer to as “Realty Capital”) against us alleging, among other things, trademark infringement under Section 32 of the Lanham Act. In connection with our answer, we filed counterclaims alleging that Realty Capital has infringed our trademarks and seeking an order cancelling Realty Capital’s registered trademarks. We also separately initiated an action before the U.S. Patent and Trademark Office seeking invalidation of Realty Capital’s registration of a design mark that includes the stand-alone name “Newmark.” On November 16, 2017, a federal court in the Northern District of California issued an order denying Realty Capital’s motion to enjoin us from using the name “Newmark” generally as a trademark, which supported Newmark’s rights and longstanding goodwill in relation to the use of the “Newmark” name. The same order temporarily enjoined Newmark from using the name “Newmark” for “mortgage banking, mortgage brokerage, loan servicing, investment brokerage, and investment consulting services in the field of commercial real estate.” This order is in effect until a decision at trial, which is currently scheduled for January 2019. In response to our request that the court stay the injunction pending reconsideration, the court ruled in our favor and has suspended the injunction as to the categories of “investment consulting” and “investment brokerage.” In advance of the motion for reconsideration hearing, Realty Capital filed a motion for a new injunction prohibiting the use of “Newmark” for “any commercial real estate services” and demanding relief more expansive than the request the Court previously denied on November 16, 2017. On March 30, 2018, the court granted our motion for reconsideration of the injunction order in part and denied it in part, reversing that part of the injunction that prohibited us from using the “Newmark Knight Frank” name. We have initiated an appeal of the remaining portion of the injunction. On April 17, 2018, the court denied Realty Capital’s motion to modify the injunction in its entirety. On July 26, 2018, after the close of discovery, we moved for summary judgement to dismiss Realty Capital’s claims in their entirety and Realty Capital moved for an order finding that it owns rights to use the “Newmark” name for “loan servicing” and “mortgage banking.” On October 26, 2018, the Court denied all parties’ motions for summary judgement.  Trial in this matter is set to begin in San Jose, California on January 14, 2018. No assurance can be given as to whether these cases will ultimately be determined in our favor or that our ability to use the “Newmark” name will be impacted by the proceedings. Despite these potential risks, even if we are permanently enjoined from using the “Newmark” name in the sectors described in the preliminary injunction order or in connection with commercial real estate services generally, we do not believe such an order would significantly affect our long-term prospects.

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or the commercial real estate services industry, expose us to interest rate risk, impact our ability to obtain favorable credit ratings and prevent us from meeting or refinancing our obligations under our indebtedness.

Our indebtedness, which, at September 30, 2018 was approximately $546.5 million may have important, adverse consequences to us and our investors, including:

•

it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, our operations or our business;
•	it may impart our ability to obtain favorable credit ratings;
•	we may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•	it may make us more vulnerable to downturns in the economy or our business;
•	it may require a substantial portion of our cash flow from operations to make interest payments;
•	it may make it more difficult for us to satisfy other obligations;
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

We require a significant amount of short-term funding capacity for loans we originate through Newmark Knight Frank. As of September 30, 2018, Newmark Knight Frank had $ 1,650.0 million of committed loan funding available through three commercial banks and an uncommitted $ 325.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, Newmark Knight Frank’s existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing, which we may be unable to find on favorable terms, or at all, and, in such event, we might not be able to originate loans, which could have an adverse effect on our future mortgage servicing rights.

Newmark received its initial long-term credit ratings and associated outlooks in October 2018. Newmark’s long-term credit ratings from both Fitch Ratings Inc. and Kroll Bond Rating Agency are BBB- and the associated outlooks are stable. Newmark’s long-term credit rating from Standard & Poor’s is BB+ with an associated outlook of stable. Although we have taken steps in recent months to strengthen our balance sheet and improve our credit ratios, no assurance can be given that the credit ratings will remain stable.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

The information required by this item is set forth under the heading “Separation, Initial Public Offering, and Proposed Spin-Off” in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I) and is incorporated by reference herein.

ITEM 6. EXHIBITS

The Exhibit Index set forth below is incorporated by reference in response to this Item 6.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

4.1

Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 8, 2018)

4.2

First Supplemental Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the SEC on November 8, 2018)

4.3	Form of Newmark Group, Inc. 6.125% Senior Notes due 2023 (included in Exhibit 4.2)

10.1

Variable Postpaid Forward Transaction Supplemental Confirmation Agreement by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.2

Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.3

2018-2 Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.4

Registration Rights Agreement, dated November 6, 2018, between Newmark Group, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.5

Amendment No. 1, dated November 8, 2018, to the Separation and Distribution Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P., Newmark Partners, L.P., Cantor Fitzgerald, L.P., and BGC Global Holdings, L.P (incorporated by reference to Exhibit 10.5 to the Current Report on Form 10-Q filed by BGC Partners, Inc. with the SEC on November 8, 2018)

Exhibit Number	Exhibit Title
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, (v) the Unaudited Condensed Consolidated Statements of Changes in Equity, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-Q for the quarter ended September 30, 2018 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

/s/ Michael, J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer

Date: November 13, 2018

[Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2018 dated November 13, 2018.]