Form 10-K
period 2018-12-31
NEWMARK GROUP, INC.
filed 2019-03-15
CIK 1690680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2018 as reported on NASDAQ, was approximately $331,954,011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2019
Class A Common Stock, par value $0.01 per share	156,872,339 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders are incorporated by reference in

Part III of this Annual Report on Form 10-K

Newmark Group, Inc.

2018 FORM 10-K ANNUAL REPORT

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•	our relationship with Cantor Fitzgerald, L.P. and its affiliates and any related conflicts of interest, or litigation, competition for and retention of brokers and other managers and key employees;
•

limitations on our ability to enter into certain transactions in order to preserve the tax-free treatment of the recently completed pro rata distribution (the “Spin-Off”) by BGC Partners, Inc. (“BGC Partners” or “BGC”) to its stockholders of all of the shares of our common stock owned by BGC as of immediately prior to the effective time of the Spin-Off;

•	our ability to maintain or develop relationships with independently owned offices in our Real Estate Service business;
•	our ability to grow in other geographic regions;
•

our ability to manage and to continue to integrate the Berkeley Point business (as defined below), which was transferred to us pursuant to the Amended and Restated Separation and Distribution Agreement (as defined below);

•

the impact of the Spin-Off and related transactions on our business and on our financial results on current or future periods, including with respect to any assumed liabilities or indemnification obligations with respect to such transactions, the integration of any completed acquisitions and the use of proceeds of any completed dispositions;

•

market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets for commercial real estate and related services, impact of significant changes in interest rates and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•	the effect of industry concentration and reorganization, reduction of customers and consolidation;
•	liquidity, regulatory requirements and the impact of credit market events;
•	risks associated with the integration of acquired businesses with our business;
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

•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the nature, timing and consequences of the United Kingdom (the “U.K.”) exit from the European Union (the “EU”) following the referendum and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries, political and labor unrest in France, the impact of the U.S. government shutdown, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including recent hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•

the effect on our business, our clients, the markets in which we operate, and the economy in general of recent changes in the U.S. and foreign tax and other laws, potential policy and regulatory changes from the government in Mexico, shutdowns of the U.S. government, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies and impasses;

•

the effect on our business of changes in interest rates, worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

•

extensive regulation of our business and clients, changes in regulation relating to commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, fines, penalties, sanctions, and changes to our restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to our taking actions to ensure that we and Newmark Holdings, L.P. are not deemed investment companies under the Investment Company Act of 1940 (the “Investment Company Act”);

•	factors related to specific transactions or series of transactions as well as counterparty failure;
•

costs and expenses of developing, maintaining and protecting our intellectual property, as well as  employment and other litigation and their related costs, including related to acquisitions and other matters, including judgments or settlements paid and the impact thereof on our financial results and cash flow in any given period;

•

our ability to maintain continued access to credit and availability of financing necessary to support our ongoing business needs, including to refinance our indebtedness, and the risks associated with the resulting leverage, as well as fluctuations in interest rates;

•

certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flow from operations, increased leverage and the need for short- or long-term borrowings, including from Cantor Fitzgerald, L.P., or other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support our ongoing business needs on terms acceptable to us, if at all, and risks associated with resulting leverage, including potentially causing a reduction in our credit ratings and the associated outlooks and increased borrowing costs, including as a result of the Berkeley Point Acquisition (defined below), as well as interest rate and foreign currency exchange rate fluctuations;

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
•

our ability to enter into marketing and strategic alliances, and business combinations or other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, and the integration of any completed transactions;

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
•

information technology risks, including capacity constraints, failures, or disruptions in our systems or those of clients, counterparties, or other parties with which we interact, including cyber-security risks and incidents, compliance with regulations requiring data minimization and protection and preservation of records of access and transfers of data, privacy risk and exposure to potential liability and regulatory focus;

•

our ability to meet expectations with respect to payment of dividends and repurchases of our common stock or purchases of Newmark Holdings, L.P. limited partnership interests or other equity interests in our subsidiaries, including from Cantor Fitzgerald, L.P. or our executive officers, other employees, partners and others and the effect on the market for and trading price of our Class A common stock as a result of any such transactions;

•

the fact that the prices at which shares of our Class A common stock are sold in offerings or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•

the effect on the market for and trading price of our Class A common stock and of various offerings and other transactions, including offerings of our Class A common stock and convertible or exchangeable securities, our repurchases of shares of our Class A common stock and purchases of Newmark Holdings, L.P. limited partnership interests or other equity interests in us or in our subsidiaries, any exchanges by Cantor Fitzgerald, L.P. of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in partnership restructurings, our payment of dividends on our Class A common stock and distributions on Newmark Holdings L.P. limited partnership interests, convertible arbitrage, hedging, and other transactions engaged in by holders of our outstanding securities, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares or units (including by Cantor Fitzgerald, L.P. executive officers, partners, employees or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, partnership restructurings, acquisitions, conversions of our Class B common stock and our other convertible securities, stock pledge, stock loan, or other financing transactions; and

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

Our website address is www.ngkf.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13G filed on behalf of Cantor Fitzgerald, L.P., CF Group Management, Inc., our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and business. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

CERTAIN DEFINITIONS

Unless we otherwise indicate or unless the context requires otherwise, any reference in this Annual Report on Form 10-K to these terms have the following meanings:

•

the “6.125% Senior Notes” refers to the 6.125% Senior Notes with an original principal amount of $550.0 million. As of December 31, 2018, the 6.125% Senior Notes had a balance of $537.9 million, net of debt issue costs and debt discount;

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

•	Berkeley Point” or “BPF” refers to Berkeley Point Financial LLC and “Berkeley Point business” refers to the business conducted by Berkeley Point and its subsidiaries;
•	“BGC Equity Plan” refers to an incentive program under BGC Partners’ Seventh Amended and Restated Long Term Incentive Plan;
•	“BGC Global” or “BGC Global OpCo” refers to BGC Global Holdings, L.P., which holds the non-U.S. business of the BGC group;
•

“BGC group” or “BGC Partners group” refers to (1) prior to the separation, BGC Partners, BGC Holdings, BGC U.S. and BGC Global and each of their respective subsidiaries; and (2) after the separation, BGC Partners, BGC Holdings, BGC U.S. and BGC Global and each of their respective subsidiaries (other than any member of the Newmark group);

•	“BGC Holdings” refers to BGC Holdings, L.P.;
•	“BGC Notes” refer to certain note obligations owed to BGC Partners that were assumed by Newmark OpCo from BGC U.S. As of December 31, 2018, the BGC Notes were paid in full.
•	“BGC Partners” or “BGC” refers to BGC Partners, Inc.;
•	“BGC U.S.” or “BGC U.S. OpCo” refers to BGC Partners, L.P., which holds the U.S. business of the BGC group;
•	“Cantor” refers to Cantor Fitzgerald, L.P. and, as applicable, CFGM;
•	“Cantor Credit Agreement” refers to the $250.0 million unsecured credit agreement between CFLP and Newmark;
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

•

“Converted Term Loan” refers to a term loan with an original principal amount of $400.0 million, plus accrued but unpaid interest thereon, which was assumed by us at the separation. As of December 31, 2018, the Converted Term Loan was repaid in full;

•	the “Credit Facility” refers to the Credit Agreement between the Bank of America and Newmark which provides for a $250.0 million three year unsecured senior revolving credit facility;
•	the term “employees” includes both employees and those real estate brokers who qualify as statutory non-employees under Internal Revenue Code Section 3508;
•	“eSpeed” refers to eSpeed, Inc.;
•	the “exchange agreement” refers to the exchange agreement, dated as of December 13, 2017, and as may be amended from time to time, by and among Newmark, BGC Partners and Cantor;
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

•

the “exchange ratio” is the number of shares of Newmark common stock that a holder will receive upon exchange of one Newmark Holdings exchange right unit (the exchange ratio was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement and was 0.9793 as of December 31, 2018);

•	“Fannie Mae” refers to the Federal National Mortgage Association;
•	“Fannie Mae DUS” refers to the Fannie Mae Delegated Underwriting and Servicing Program;
•	“FHA” refers to the Federal Housing Administration;
•	“FHFA” refers to the Federal Housing Finance Agency;
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

•

“Multifamily Capital Market Business” refers to our commercial real estate business focused on multifamily investment sales, origination of loans through government-sponsored and government-funded loan programs, and mortgage brokerage for multifamily. It also includes the servicing of commercial real estate loans;

•	“Nasdaq” refers to Nasdaq, Inc.;
•

“Nasdaq shares” or “Nasdaq payment” refers to the shares of common stock of Nasdaq which remain payable by Nasdaq in connection with the Nasdaq Monetization Transactions, the right to which BGC Partners transferred to Newmark in connection with the separation;

•

“Nasdaq Monetization Transactions” refer to the sale on June 28, 2013 of eSpeed by BGC Partners to Nasdaq, in which the total consideration paid or payable by Nasdaq included an earn-out of up to 14,883,705 shares of common stock of Nasdaq to be paid ratably over 15 years after the closing of the Nasdaq Monetization Transactions, provided that Nasdaq produces at least $25 million in gross revenues for the applicable year;

•	“Newmark” refers to Newmark Group, Inc.;
•

the “Newmark business” refers to the business held by members of the BGC group contributed to us pursuant to the separation and distribution agreement, which includes the commercial real estate services business historically operated by the BGC group and the Berkeley Point business. Members of the BGC group continue to hold the remainder of BGC;

•	“Newmark common stock” refers collectively to our Class A common stock and our Class B common stock;
•

“Newmark’s consolidated and combined financial statements and related notes” refer to Newmark’s consolidated and combined financial statements and related notes, which include Berkeley Point for all of the periods presented herein, as the acquisition of Berkeley Point has been determined to be a combination under common control resulting in a change in the reporting entity;

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

•

the “Spin-Off” refers to the recently completed pro rata distribution by BGC Partners, Inc. to its stockholders of all of the shares of the shares of our common stock owned by BGC as of immediately prior to the effective time of the Spin-Off;

•

Term Loan” refers to the term loan with an original principal amount of $575.0 million, plus accrued but unpaid interest thereon that we assumed from BGC Partners at the separation. As of December 31, 2018, the Term Loan was repaid in full; and

•

“working partners” or “Newmark Holdings working partners” refers to the individuals who became limited partners of Newmark Holdings in connection with the separation and who held BGC Holdings working partner interests immediately prior to the separation and certain individuals who become limited partners of Newmark Holdings from time to time from and after the separation and who provide services to the Newmark group.

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

Our Business

Newmark is a growing, full-service commercial real estate services business. We have been the fastest growing U.S. commercial real estate services firm (when compared with our publicly traded U.S. peers), with a revenue compound annual growth rate (which we refer to as “CAGR”) of 23.2% from 2016 to 2018.

On November 30, 2018 (the “Distribution Date”), BGC completed its previously announced pro-rata distribution (the “Spin-Off”) to its stockholders of all of the shares of our common stock owned by BGC as of immediately prior to the effective time of the Spin-Off.  Following the Spin-Off, BGC Partners ceased to be our controlling stockholder, and BGC Partners and its subsidiaries no longer held any shares of our common stock or other equity interests in us or our subsidiaries.  Following the Spin-Off, we are controlled by Cantor Fitzgerald, L.P. (which we refer to as “Cantor”), a diversified company primarily specializing in financial and real estate services for institutional customers operating in the financial and commercial real estate markets.  Cantor is also the controlling stockholder of BGC.

We offer a diverse array of integrated services and products designed to meet the needs of both real estate investors/owners and occupiers.  Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and GSE lending and loan servicing, mortgage broking and equity-raising. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the 12-month period ended December 31, 2018, we generated revenues of $2.0 billion representing year-over-year growth of 28%.

We believe that our high margins and leading revenue growth compared to the other publicly traded real estate services companies in the U.S. have resulted from the execution of our unique integrated corporate strategies:

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

Newmark was founded in 1929 with an emphasis on New York-based investor and owner services such as tenant and agency leasing, developing a reputation for talented, knowledgeable and motivated brokers. BGC acquired Newmark in 2011, and since the acquisition Newmark has embarked on a rapid expansion throughout North America across all critical business lines in the real estate services and product sectors. We believe our rapid growth has been due to our management’s vision and direction along with a proven track record of attracting high-producing talent through accretive acquisitions and profitable hiring.

We have more than 5,200 employees, including more than 1,700 revenue-generating producers in 135 offices in 96 cities, with an additional 27 licensee locations in the U.S. We intend to continue to opportunistically expand into markets, including outside of North America, and products where we believe we can profitably execute our full service and integrated business model.

Bolstered by our acquisition of Berkeley Point (a leading commercial real estate finance company focused on the origination, sale and servicing of multifamily loans through government-sponsored and government-funded loan programs) in the third quarter of 2017, we believe we are poised for continued growth and value creation. According to a recent study commissioned by the National Multifamily Housing Council (“NMHC”) and the National Apartment Association, favorable demographics are anticipated to drive growth in multifamily sales and GSE lending, with demand for new apartments expected to reach 4.6 new million apartments by 2030. The NMHC estimates that 325,000 new units must be built annually through 2030 to meet new demand. We expect the combination of our multifamily investment sales and GSE lending business to create significant growth across our platform and serve as a powerful margin and earnings driver.

In summary, we generate revenues from commissions on leasing and capital markets transactions, technology user and consulting fees, valuation and advisory, property and facility management fees, and mortgage origination and loan servicing fees. Our revenues are widely diversified across service lines, geographic regions and clients, with our top 10 clients accounting for approximately 5.3% of our total revenue on a consolidated basis, and our largest client accounted for less than 2.0% of our total revenue on a consolidated basis in 2018.

Our History

Newmark is a growing, high-margin, full-service commercial real estate services business that has a long history and, since its acquisition by BGC in 2011, has developed a broad reach. We have grown organically and through acquisitions including the following in 2017 and 2018:

•	acquisition of Berkeley Point, which focuses on origination, sale and servicing of multifamily and commercial mortgage loans, including loans with GSEs;
•	acquisition of the assets of Regency Capital Partners, a San Francisco-based real estate finance firm;
•	acquisition of Spring11, a New York-based commercial real estate due diligence firm;
•

acquisition of ten former offices of the Integra Realty Resources valuations network based in Washington, D.C., Baltimore, Wilmington, DE, New York/New Jersey, Philadelphia, Atlanta, Boston, Pittsburgh, Denver, and Los Angeles;

•	acquisition of Jackson Cooksey, a Dallas-based corporate tenant representation real estate agency; and
•	acquisition of RKF, a New York-based firm specializing in retail leasing, investment sales and consulting services

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

Leading Commercial Real Estate Technology Platform and Capabilities

We offer innovative real estate technology solutions for both investors/owners and occupiers that enable our clients to increase efficiency and realize additional income or cost savings. Our differentiated, value-added and client-facing technology platforms have been utilized by clients that occupy nearly 4.5 billion square feet of commercial real estate space. Our N360 platform is a powerful tool that provides instant access and comprehensive commercial real estate data in one place via mobile or desktop. This technology platform makes information accessible, including listings, historical leasing, tenant/owner information, investment sales, procurement, research, and debt on commercial real estate properties. N360 also integrates a Geographic Information Systems (which we refer to as “GIS”) platform with 3D mapping powered by Newmark’s Real Estate Data Warehouse. For our occupier clients, the VISION™ platform provides integrated business intelligence, reporting and analytics. Our clients use VISION™ to reduce cost, improve speed and supplement decision-making in applications such as real estate transactions and asset administration, project management, building operations and facilities management, environmental and energy management, and workplace management. Our deep and growing real estate database and commitment to providing innovative technological solutions empower us to provide our clients with value-adding technology products and data-driven advice and analytics.

Real Estate Investor/Owner Services and Products

Capital Markets. We offer a broad range of real estate capital markets services, including investment sales and facilitating access to providers of capital. We provide access to a wide range of services, including asset sales, sale leasebacks, mortgage and entity-level financing, equity-raising, underwriting and due diligence. Through our mortgage bankers and brokers, we are able to offer multiple debt and equity alternatives to fund capital markets transactions through third party banks, insurance companies and other capital providers, as well as through our GSE lending platform.

Agency Leasing. We execute marketing and leasing programs on behalf of owners of real estate to secure tenants and negotiate leases. We understand the value of a creditworthy tenant to landlords and work to maximize the financing value of any leasing opportunity. As of December 31, 2018, we represented buildings that totaled nearly 400 million square feet of commercial real estate on behalf of owners in the U.S.

Valuation and Advisory. We operate a national valuation and advisory business, which has grown over the past two years from approximately 30 professionals to over 400 professionals. Our appraisal team executes projects of nearly every size and type, from single properties to large portfolios, existing and proposed facilities and mixed-use developments across the spectrum of asset values. Clients include banks, pension funds, insurance companies, developers, corporations, equity funds, REITs and institutional capital sources. These institutions utilize the advisory services we provide in their loan underwriting, construction financing, portfolio analytics, feasibility determination, acquisition structures, litigation support and financial reporting.

Property Management. We provide property management services on a contractual basis to owners and investors in office, industrial and retail properties. Property management services include building operations and maintenance, vendor and contract negotiation, project oversight and value engineering, labor relations, property inspection/quality control, property accounting and financial reporting, cash flow analysis, financial modeling, lease administration, due diligence and exit strategies. We have an opportunity to grow our property management contracts in connection with other high margin leasing or other capital markets contracts. These businesses also give us better insight into our clients’ overall real estate needs.

Government Sponsored Enterprise (“GSE”)

Lending and Loan Servicing.  On September 8, 2017, BGC Partners completed the acquisition of Berkeley Point, a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of loans originated by it and third parties, including our affiliates. As a result of the Berkeley Point transaction, we participate in loan origination, sale, and servicing programs operated by two GSEs, Fannie Mae and Freddie Mac. We also originate, sell and service loans under HUD’s FHA programs, and are an approved HUD MAP and HUD LEAN lender, as well as an approved Ginnie Mae issuer.

Origination for GSEs. We originate multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. Through HUD’s MAP and LEAN Programs, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, senior housing and healthcare facilities. We are one of 25 approved lenders that participate in the Fannie Mae DUS program and one of 22 lenders approved as a Freddie Mac seller/servicer. As a low-risk intermediary, we originate loans guaranteed by government agencies or entities and pre-sell such loans prior to transaction closing. We have established a strong credit culture over decades of originating loans and remains committed to disciplined risk management from the initial underwriting stage through loan payoff. Fannie Mae ranked us as a top-five multifamily lender in 2018 and Freddie Mac ranked us as a top-seven multifamily lender in 2018 based on financing volume with the GSEs.

Servicing. In conjunction with our origination services, we sell the loans that we originate under GSE and FHA programs and retain the servicing of those loans. The servicing portfolio (which includes certain other non-agency loans) provides a stable, predictable recurring stream of revenue to us over the life of each loan. The typical multifamily loan that we originate and service under these programs is either fixed or variable rate, and includes significant prepayment penalties. These structural features generally offer prepayment protection and provide more stable, recurring fee income. Berkeley Point is a Fitch and S&P rated commercial loan primary and special servicer, as well as a Kroll rated commercial loan primary and MF special servicer. It has a team of over 60 professionals throughout various locations in the United States dedicated to primary and special servicing and asset management. These professionals focus on financial performance and risk management to anticipate potential property, borrower or market issues. Portfolio management conducted by these professionals is not only a risk management tool, but also leads to deeper relationships with borrowers, resulting in continued interaction with borrowers over the term of the loan, and potential additional financing opportunities.

We believe that the combination of our leading multifamily investment sales, mortgage brokerage, and agency lending businesses will provide substantial cross-selling opportunities. In particular, we expect revenues to increase as we begin to capture a greater portion of the financings on investment sales transactions, and as we cross-refer business.

Product Offerings

•

Fannie Mae. As one of 25 lenders under the Fannie Mae DUS program, Berkeley Point is an approved a multifamily approved seller/servicer for conventional, affordable and seniors loans that satisfy Fannie Mae’s underwriting and other eligibility requirements. Fannie Mae has delegated to us responsibility for ensuring that the loans originated under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. In exchange for this delegation of authority, we share up to one-third of the losses that may result from a borrower’s default. Most of the Fannie Mae loans that we originate are sold, prior to loan funding, in the form of a Fannie Mae-insured security to third-party investors. We service all loans that we originate under the Fannie Mae DUS program.

•

Freddie Mac. Berkeley Point is one of 22 Freddie Mac multifamily approved seller/servicer for conventional, affordable and seniors loans that satisfy Freddie Mac’s underwriting and other eligibility requirements. Under the program, we submit the completed loan underwriting package to Freddie Mac and obtain Freddie Mac’s commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to Freddie Mac. Freddie Mac may choose to hold, sell or, as it does in most cases, later securitize such loans. We do not have any material risk-sharing arrangements on loans sold to Freddie Mac under the program. We also generally service loans that we originate under this Freddie Mac program.

•

HUD/Ginnie Mae/FHA. As an approved HUD MAP and HUD LEAN lender and Ginnie Mae issuer, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, senior housing and healthcare facilities. We submit a completed loan underwriting package to FHA and obtain FHA’s firm commitment to insure the loan. The loans are typically securitized into Ginnie Mae securities that are sold, prior to loan funding, to third-party investors. Ginnie Mae is a United States government corporation in HUD. Ginnie Mae securities are backed by the full faith and credit of the United States. In the event of a default on a HUD insured loan, HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse the majority of remaining losses of principal and interest. The lender typically is obligated to continue to advance principal and interest payments and tax and insurance escrow amounts on Ginnie Mae securities until the HUD mortgage insurance claim has been paid and the Ginnie Mae security is fully paid. We also generally service all loans that we originate under these programs.

Lending Transaction Process.    Our value driven, credit focused approach to underwriting and credit processes provides for clearly defined roles for senior management and carefully designed checks and balances to ensure appropriate quality control. We are subject to both our own and the GSEs’ and HUD’s rigorous underwriting requirements related to property, borrower, and market due diligence to identify risks associated with each loan and to ensure credit quality, satisfactory risk assessment and appropriate risk diversification for our portfolio. We believe that thorough underwriting is essential to generating and sustaining attractive risk adjusted returns for our investors.

We source lending opportunities by leveraging a deep network of direct borrower and broker relationships in the real estate industry from our national origination platform. We benefit from offices located throughout the United States and our approximately $60 billion servicing portfolio as of December 31, 2018 (of which approximately 5% relates to special servicing), providing real time information on market performance and comparable data points.

Financing. We finance our loan originations under GSE programs through collateralized financing agreements in the form of warehouse loan agreements (“WHAs”) with three lenders and an aggregate commitment as of December 31, 2018 of $1,650 million of which $700 million represented a temporary increase that expired on January 29, 2019 and an uncommitted $325 million Fannie Mae loan repurchase facility. On January 29, 2019, the temporary increase was decreased by $400 million for the period from January 29, 2019 to April 1, 2019. As of December 31, 2018 and December 31, 2017, we had collateralized financing outstanding of approximately $972 million and $360 million, respectively. Collateral includes the underlying originated loans and related collateral, the commitment to purchase the loans as well as credit enhancements from the applicable GSE or HUD. We typically complete the distribution of the loans we originate within 30 to 60 days of closing. Proceeds from the distribution are applied to reduce borrowings under the WHAs, thus restoring borrowing capacity for further loan originations under GSE programs.

Intercompany Referrals. We, Cantor Commercial Real Estate Company, L.P. (“CCRE”) and certain of our affiliates have entered into arrangements in respect of intercompany referrals. Pursuant to these arrangements, the respective parties refer to each other, for customary fees, opportunities for commercial real estate loan originations to CCRE, opportunities for real estate investment sales, broker or leasing services to us and opportunities for government-sponsored loan originations (to Berkeley Point, which is part of our business).

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

Real Estate Occupier Services and Products

Tenant Representation Leasing. We represent commercial tenants in all aspects of the leasing process, including space acquisition and disposition, strategic planning, site selection, financial and market analysis, economic incentives analysis, lease negotiations, lease auditing and project management. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, negotiating lease and ownership terms with landlords and reducing real estate costs for clients through analyzing, structuring and negotiating business and economic incentives. Fees are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. We use innovative technology and data to provide tenants with an advantage in negotiating leases, which has contributed to our market share gains.

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

The International Association of Outsourcing Professionals (“IAOP”) has named Newmark to The Best of The Global Outsourcing 100®, which identifies the world’s best outsourcing providers across all industries over the past 10 years. As part of this honor, IAOP cites “best of leaders,” “top customer references,” and “multiple appearances” as significant award category achievements for the Company.

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

Real Estate and Lease Administration. We manage leases for our clients for a fee, which is generally on a per lease basis. As of December 31, 2018, we had more than 20,000 leases under management. We also perform lease audits and certain accounting functions related to the leases. Our lease administration services include critical date management, rent processing and rent payments. These services provide additional insight into a client’s real estate portfolio, which allows us to deliver significant value back to the client through provision of additional services, such as tenant representation, project management and consulting assignments, to minimize leasing and occupancy costs. For large occupier clients, our real estate technology enables them to access and manage their complete portfolio of real estate assets. We offer clients a fully integrated user-focused technology product designed to help them efficiently manage their real estate costs and assets.

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

Industry Trends and Opportunity

We expect the following industry and macroeconomic trends to impact our market opportunity:

Large and Highly Fragmented Market. The commercial real estate services industry is a more than $220 billion global revenue market opportunity of which we believe a significant portion currently resides with smaller and regional companies. Less than 15% of the revenue in the commercial real estate market is currently serviced by the top six global firms (by revenue), leaving a large opportunity for us to reach clients serviced by the large number of fragmented smaller and regional companies. We believe that clients increasingly value full service real estate service providers with comprehensive capabilities and multi-jurisdictional reach. We believe this will provide a competitive advantage for us as we have full service capabilities to service both real estate owners and occupiers.

Trend Toward Outsourcing of Commercial Real Estate Services. Outsourcing of real estate-related services has reduced both property owner and tenant costs, which has spurred additional demand for real estate. We believe that the more than $220 billion global revenue opportunity includes a large percentage of companies and landlords that have not yet outsourced their commercial real estate functions, including many functions offered by our management services businesses. Large corporations are focused on consistency in service delivery and centralization of the real estate function and procurement to maximize cost savings and efficiencies in their real estate portfolios. This focus tends to lead them to choose full-service providers like Newmark, where customers can centralize service delivery and maximize cost reductions. Our GCS business was specifically designed to meet these objectives through the development of high value-add client-embedded technology, expert consultants and transaction execution. For those companies and landlords who do not outsource, we consult with them and implement software to facilitate self-management more efficiently. This technology produces licensing and consulting revenues, allows us to engage further with these clients and positions us for opportunities to provide transaction and management services to fulfill their needs.

Increasing Institutional Investor Demand in Commercial Real Estate. Institutions investing in real estate often compare their returns on investments in real estate to the underlying interest rates in order to allocate their investments. The continued low interest rate environment around the world and appealing spreads have attracted significant additional investment by the portfolios of sovereign wealth funds, insurance companies, pension and mutual funds, and other institutional investors, leading to an increased percentage of direct and indirect ownership of real-estate related assets over time. The target allocation to real estate by all institutional investors globally has increased from 3.7% of their overall portfolios in 1990 to over 10% in 2018, according to figures from Preqin Real Estate Online, Cornell University’s Baker Program in Real Estate and Hodes Weill & Associates. We expect this positive allocation trend to continue to benefit our capital markets, services, and GSE lending businesses.

Significant Levels of Commercial Mortgage Debt Outstanding and Upcoming Maturities. With $3.4 trillion in U.S. mortgage debt outstanding and with approximately $2.0 trillion of maturities expected from 2019 to 2023 according to Trepp, LLC and the MBA, we see opportunities in our commercial mortgage brokerage businesses and our GSE lending units. Sustained low interest rates typically stimulate our capital markets business, where demand is often dependent on attractive all-in borrowing rates versus asset yields. Demand also depends on credit accessibility and general macroeconomic trends.

Favorable Multifamily Demographics Driving Growth in GSE Lending and Multifamily Sales. Delayed marriages, an aging population and immigration to the United States are among the factors increasing demand for new apartment living, which, according to a recent study commissioned by the National Multifamily Housing Council (which we refer to as the “NMHC”) and the National Apartment Association (which we refer to as the “NAA”), is expected to reach 4.6 million new apartments by 2030. The NMHC estimates that 325,000 new apartments must be built annually through 2030 to meet new demand. Additionally, according to the MBA, multifamily loan originations by all lenders are estimated to have increased to $526 billion in 2018, CAGR of 3.5% from 2016 to 2018, while GSE originations were estimated to have increased by a 17.7% CAGR over the same period. We expect these trends will support continued growth for our multifamily capital markets business, which provides integrated investment sales, mortgage brokerage, GSE lending, and loan servicing capabilities.

Our Competitive Strengths

We believe the following competitive strengths differentiate us from competitors and will help us enhance our position as a leading commercial real estate services provider:

Full Service Capabilities. We provide a fully integrated real estate services platform to meet the needs of our clients and seek to provide beginning-to-end corporate services to each client. These services include leasing, investment sales, mortgage brokerage, property management, facility management, multifamily GSE lending, loan servicing, advisory and consulting, appraisal, property and development services and embedded technological solutions to support their activities and allow them to comprehensively manage their real estate assets. Through our investment in Real Estate LP, we are able to provide clients access to nonagency lending investment management and other real-estate related offerings. Today’s clients are focused on consistency of service delivery, centralization of the real estate function and procurement, resulting in savings and efficiencies by allowing them to focus on their core competencies. Our target clients increasingly award business to full-service commercial real estate services firms, a trend which benefits our business over a number of our competitors. Additionally, our full service capabilities afford us an advantage when competing for business from clients who are outsourcing real estate services for the first time, as well as clients seeking best in class technology solutions. We believe that our comprehensive, top-down approach to commercial real estate services has allowed our revenue sources to become well-diversified across services and into key markets throughout North America.

Growing our Business with a Proven Ability to Attract Talent. Our business is continuing to rapidly grow and we believe we have an exceptional ability to identify, acquire or hire, and integrate high-performing companies and individuals. From December 31, 2016 through December 31, 2018, we have grown our revenues by 51.8%, and our average revenue per producer by 27.8%.  This growth is underpinned by our ability to attract and retain top talent in the industry. Many high-performing professionals are attracted to our technology capabilities, entrepreneurial culture, emphasis on cross-selling and unique partnership structure. This unique partnership structure allows acquirees the ability to contribute the value of their business to, and receive earnings from, our partnership.

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

Strong and Diversified Client Relationships. We have long-standing relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. We are able to provide beginning-to-end corporate services solutions for our clients through GCS. This allows us to generate more recurring and predictable revenues as we generally have multi-year contracts to provide services, including repeatable transaction work, lease administration, project management, facilities management and consulting. In capital markets, we provide real estate investors and owners with property management and agency leasing during their ownership and assist them with maximizing their return on real estate investments through investment sales, debt and equity financing, lending and valuation and advisory services and real estate technology solutions. We believe that the many touch points we have with our clients gives us a competitive advantage in terms of client-specific and overall industry knowledge, while also giving us an opportunity to cross-sell our various offerings to provide maximum value to our customers.

Strong Financial Position to Support High Growth. We generate significant earnings and strong and consistent cash flow that we expect to fuel our future growth. For the 12-month period ended December 31, 2018, we generated revenues of $2.0 billion, representing year-over-year growth of approximately 28%.  We intend to maintain a strong balance sheet and our separation from BGC Partners will provide us with a “pure play” and more effective acquisition currency through our listed equity securities that will allow us to continue to grow our market share as we accretively acquire companies, develop and invest in technology and add top talent across our platform. Further, we believe that our capital position will be strengthened by our expected receipt of up to 8.9 million shares of common stock of Nasdaq, Inc. (which we refer to as “Nasdaq”) to be paid ratably over approximately 9 years in connection with the eSpeed sale (See “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Nasdaq Monetization Transactions.”). In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares to be received in each of 2019, 2020, 2021 and 2022. Based on the closing share price of Nasdaq as of December 31, 2018, the Nasdaq shares to be received from 2023 through 2027 are expected to generate approximately $400 million of proceeds.  See “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Nasdaq Monetization Transactions.”  With our strong balance sheet and standalone equity currency, we believe we are well positioned to make future hires and acquisitions and to profitably grow our market share.

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

Strong and Experienced Management Team. We have dozens of executives and senior managers who have significant experience with building and growing industry-leading businesses and creating significant value for stakeholders. Management is heavily invested in Newmark’s success, supporting strong alignment with shareholders. We believe our deep bench of talent will allow us to significantly increase the scale of Newmark as we continue to invest in our platforms. Our Chairman, Howard Lutnick, has more than 35 years of financial industry experience at BGC Partners and Cantor. He was instrumental in the founding of eSpeed in 1996, its initial public offering in 1999, and its merger with and into BGC Partners in 2008. In 2013, he negotiated the sale of eSpeed, which generated just under $100 million in annual revenues, to Nasdaq for over $1.2 billion. See “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Nasdaq Monetization Transactions.”   Barry Gosin has served as Chief Executive Officer of Newmark since 1979 and has successfully guided the Company’s significant expansion since 2011. Mr. Gosin spearheaded our merger with BGC Partners in 2011 and has received the Real Estate Board of New York’s “Most Ingenious Deal of the Year” award on three separate occasions. In addition, Michael Rispoli, our Chief Financial Officer, and Stephen M. Merkel, our Executive Vice President and Chief Legal Officer, along with our other senior management, collectively have decades of experience in the financial and real estate services industries.

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

Incentivize and Retain Top Talent Using Our Partnership Structure. Unlike many of our peers, virtually all of our key executives and producers have partnership or equity stakes in our company and receive deferred equity or Newmark Holdings units as part of their compensation.  Prior to the Spin-Off, they also received deferred equity from BGC or BGC Holdings units as part of their compensation. A significant percentage of Newmark’s fully diluted shares are owned by our executives, partners and employees. Our unique partnership structure, and our standalone equity currency, will enable us to motivate and retain our best producers more effectively than our peers in the key markets and services that are critical to our growth. Our ownership stakes, retention tools and partnership structure, together with the creation of Newmark equity solely linked to our business, will more strongly align our employee interests with those of our stockholders, and provide effective tools to recruit, motivate and retain our key employees.

Actively Cross-Sell Services to Increase Revenue and Expand Margins. We expect the combination of our services and products to generate substantial revenue synergies across our platforms, increase revenues per producer and expand margins. To complement and drive future growth opportunities within our GCS business, we are leveraging our capabilities in providing innovative front-end real estate technology solutions to complement and cross-sell other corporate services to those clients, including leasing services, project management, facilities management and lease administration services. Furthermore, the combination of our leading multifamily debt origination provider with our top-two multifamily investment sales business, and Newmark’s fast growing commercial mortgage business is an opportunity for strong loan originations and cross-selling opportunities across the multifamily market.

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

Maximize Recurring and Other Revenue Opportunity from Each Service Offering to Real Estate Owners. We drive growth throughout the life cycle of each commercial real estate asset by providing best-in-class investment sales, debt and equity financing, agency leasing and property management. Our product offerings often create recurring revenues from properties, in particular with respect to property management, where the average life of our properties under management exceeds five years, and our servicing portfolio of approximately $60 billion (of which approximately 5% relates to special servicing). As of December 31, 2018, our primary servicing portfolio had an average life of eight years. Our multifamily investment sales business and our commercial mortgage brokerage business also drive revenue, through referrals, to our GSE lending business. We have also meaningfully expanded our valuation and advisory business, which we expect to spur significant growth and complement our platforms supporting the buying and selling of commercial real estate.

Opportunity to Grow Global Footprint. In 2018, less than 2% of our revenues were from international sources, while our largest, full-service, U.S.-listed competitors earned approximately 30-44% or more of their revenues outside the Americas, for the most recent twelve-month periods reported, excluding investment management. We believe that our successful history of acquiring businesses across the U.S. and making profitable hires across our business lines demonstrates our ability to increase revenues in North America and grow substantially through acquisitions and hiring globally. Currently, we facilitate servicing our clients’ needs outside of the Americas through our alliance with London-based Knight Frank LLP (which we refer to as “Knight Frank”).

Nasdaq Transaction and Nasdaq Monetizations

On June 28, 2013, BGC Partners sold eSpeed to Nasdaq in the Nasdaq Transaction. The total consideration paid or payable by Nasdaq included an earn-out of up to 14,883,705 shares of common stock of Nasdaq to be paid ratably over 15 years after the closing of the Nasdaq Transaction, provided that Nasdaq produces at least $25 million in gross revenues for the applicable year. Nasdaq generated gross revenues of approximately $4.3 billion in 2018. The right to receive the remainder of the Nasdaq payment was transferred from BGC Partners to us beginning in the third quarter of 2017. We have recorded gains related to the Nasdaq payments of $76 million in 2017 and $87 million in 2018 and expect our future results to include the additional approximately 8.9 million Nasdaq shares to be received over time.  In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares to be received in each of 2019, 2020, 2021 and 2022.  See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Nasdaq Monetization Transactions.”

Our Knight Frank Partnership

We offer services to clients on a global basis. In 2005, we partnered with London-based Knight Frank in order to enhance our ability to provide best-in-class local service to our clients, throughout the world. Knight Frank, operates out of over 500 offices across Europe, the Middle East, Asia, Australia and Africa. Outside of the Americas, we collaborate with Knight Frank to ensure that our clients have access to local expertise and to highly-skilled professionals in the locales where they choose to transact. We expect that our cross-selling efforts with Knight Frank will lead to continued growth, particularly as our growing capital markets business increases its penetration with foreign investors.

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

Our Domestic and Latin American Real Estate Services Alliances

In certain smaller markets in the United States and in countries in Latin America in which we do not maintain owned offices, we have agreements in place to operate on a collaborative and cross-referral basis with certain independently-owned offices in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. We do not derive a significant portion of our revenue from these relationships. These independently owned offices generally use some variation of our branding in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently-owned offices, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where our business does not have a physical presence.

Industry Recognition

As a result of our experienced management team’s ability to skillfully grow the Company, we have become a nationally recognized brand. Over the past several years, we have consistently won a number of U.S. industry awards and accolades, been ranked highly by third-party sources and significantly increased our rankings, which we believe reflects recognition of our performance and achievements. For example:

•	Ranked #5 Top Brokers in sales of Office Properties, Real Estate Alert, 2018;
•	Ranked #3 Top Brokerage Firm, Commercial Property Executive, 2018;
•	Ranked #3 Top Brokerage Firm, National Real Estate Investor, 2018;
•	Ranked #5 Multifamily Fannie Mae DUS producer for 2018 by the agency, up from #9 in 2013, the year before we acquired this business;
•	Ranked #7 Multifamily Freddie Mac lender in 2018 by the agency, up from #10 in 2013, the year before we acquired this business;
•	Ranked #2 Top Brokers of Multifamily Properties, Real Estate Alert, 2018;
•	Ranked #2 Best Commercial Real Estate Tenant Representation Firm, New York Law Journal, 2018; also ranked #2 Best Commercial Real Estate Property Management Firm, New York Law Journal, 2018;
•	Ranked #4 New York’s Largest Commercial Property Managers, Crain’s New York Business, 2018;
•	Ranked among The Best of The Global Outsourcing 100® by the International Association of Outsourcing Professionals;
•

Winner of 14 REBNY Deal of the Year Awards in the last 14 Years, Real Estate Board of New York or Winner of REBNY 2017 Most Ingenious Deal of the Year Award and 2017 Most Ingenious Retail Deal of the Year Award;

•	Ranked #2 Top Apartment Brokers of the Top 25 in Apartment Investment Volume, Real Capital Analytics Survey, 2018;
•	Ranked #1 Commercial Real Estate Firms, Silicon Valley Business Journal, 2018; and
•	Ranked #4 Top Brokers of the Top 25 in Investment Volume, Real Capital Analytics Survey, 2018.

Clients

Our clients include a full range of real estate owners, occupiers, tenants, investors, lenders and multi-national corporations in numerous markets, including office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage, land, condominium conversions, subdivisions and special use. Our clients vary greatly in size and complexity, and include for-profit and non-profit entities, governmental entities and public and private companies. For the year ended December 31, 2018, our top 10 clients, collectively, accounted for approximately 5.3% of our total revenue on a consolidated basis, and our largest client accounted for less than 2.0% of our total revenue on a consolidated basis.

Sales and Marketing

We seek to develop our brand and to highlight its expansive platform while reinforcing our position as a leading commercial real estate services firm in the United States through national brand and corporate marketing, local marketing of specific product lines and targeted broker marketing efforts.

National Brand and Corporate Marketing

At a national level, we utilize media relations, industry sponsorships and sales collateral and targeted advertising in trade and business publications to develop and market our brand. We believe that our emphasis on our unique capabilities enables us to demonstrate our strengths and differentiate ourselves from our competitors. Our multi-market business groups provide customized collateral, website and technology solutions designed to address specific client needs.

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

Competition

We compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, owner-occupier, property and agency leasing, property sales, valuation, capital markets (equity and debt) solutions, GSE lending and loan servicing and development services. Each business discipline is highly competitive on a local, regional, national and global level. Depending on the geography, property type or service, we compete with other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our real estate management services business and have recently expanded their offerings. These competitors include companies such as Aramark, ISS A/S and ABM Industries. We also compete with in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms in various parts of our business. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms that are smaller than us, some of these competitors are more entrenched than us on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Inc., Cushman & Wakefield plc, Savills Studley, Inc., and Colliers International Group, Inc. In addition, more specialized firms like HFF, Inc., Marcus & Millichap Inc., Eastdil Secured LLC (part of Wells Fargo & Company) and Walker & Dunlop, Inc. compete with us in certain service lines.

Seasonality

Due to the strong desire of many market participants to close real estate transactions prior to the end of a calendar year, our business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. For the full year ended 2018, we earned 21% of our revenues in the first quarter and 31% of our revenues in the fourth quarter, while the comparable figures were 21% and 29%, respectively, in 2017.

Partnership Overview

We believe that our partnership structure is one of the unique strengths of our business. We expect many of our key brokers, salespeople and other professionals to have their own capital invested in our business, aligning their interests with those of our stockholders. We control the general partner of Newmark Holdings. The limited partnership interests in Newmark Holdings consist of: (i) a special voting limited partnership interest held by us; (ii) exchangeable limited partnership interests held by Cantor; (iii) founding/working partner interests held by founding/working partners; (iv) limited partnership units, which consist of a variety of units that are generally held by employees such as REUs, RPUs, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, AREUs, ARPUs and NPSUs; and (v) Preferred Units, which are working partner interests that may be awarded to holders of, or contemporaneous with, the grant of REUs, RPUs, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, AREUs, ARPUs and NPSUs See “—Our Organizational Structure—Structure of Newmark Following the Spin-Off.”

We believe that our partnership structure is an effective tool in recruiting, motivating and retaining key employees. We believe that many brokers are attracted by the opportunity to become partners because the partnership agreement generally entitles partners to quarterly distributions of income from the partnership. While Newmark Holdings limited partnership interests generally entitle our partners to participate in distributions of income from the operations of our business, upon leaving Newmark Holdings (or upon any other redemption or purchase of such limited partnership interests), any such partners will only be entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her Newmark Holdings limited partnership interests that reflects such partner’s capital account or compensatory grant awards, excluding any goodwill or going concern value of our business unless Cantor, in the case of the founding partners, and we, as the general partner of Newmark Holdings, otherwise determine. Our partners will be able to receive the right to exchange their Newmark Holdings limited partnership interests for shares of our Class A common stock (if, in the case of founding partners, Cantor so determines and, in the case of working partners and limited partnership unit holders, we, as the Newmark Holdings general partner, with Cantor’s consent, determine otherwise) and thereby realize any higher value associated with our Class A common stock. We believe that, having invested in us, partners feel a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues and profitability. See “—Our Organizational Structure—Structure of Newmark Following the Spin-Off,” and “Item 1A—Risk Factors—Risks Related to Our Relationship with Cantor and Its Respective Affiliates.”

Relationship with Cantor

See “Item 1A—Risk Factors—Risks Related to Our Relationship with Cantor and Its Respective Affiliates.”

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

As a result of the Berkeley Point Acquisition, Newmark is now subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s consolidated financial statements. As of December 31, 2018, Newmark has met all capital requirements. As of December 31, 2018, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $322.3 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing Program (“TAH”). These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of December 31, 2018, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2018 and 2017, outstanding borrower advances were approximately $164 thousand and $120 thousand, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

In order to continue our business in our current structure, we and Newmark Holdings must not be deemed investment companies under the Investment Company Act. We intend to take all legally permissible action to ensure that such entities not be subject to such act. For additional information, see “Item 1A—Risk Factors—Risks Related to Our Corporate and Partnership Structure—If we or Newmark Holdings were deemed an “investment company” under the Investment Company Act, the Investment Company Act’s restrictions could make it impractical for us to continue our business and structure as contemplated and could materially adversely affect our business, financial condition, results of operations and prospects.”

Employees

As of December 31, 2018, we had more than 5,200 total employees, of which approximately 1,700 were brokers and commissioned salespeople.

As of December 31, 2018, we had 1,044 employees that were fully reimbursed by our property management or facilities management clients to whom we provide services and pass through such employee expense.

Generally, our employees are not subject to any collective bargaining agreements, except for certain employees that are reimbursed by our property management or facilities management clients.

Legal Proceedings

See the discussion of Legal Proceedings contained in “Note 30 - Commitments and Contingencies” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

OUR ORGANIZATIONAL STRUCTURE

Our Restructuring

We are Newmark Group, Inc., a Delaware corporation. We were formed as NRE Delaware, Inc. on November 18, 2016 and changed our name to Newmark Group, Inc. on October 18, 2017. We were formed for the purpose of becoming a public company conducting the operations of BGC Partners’ Real Estate Services segment, including Newmark and Berkeley Point. In December 2017, Newmark completed its initial public offering (the “IPO”) of 23 million shares of its Class A common stock at an initial public offering price of $14.00 per share. Prior to the IPO, Newmark was a wholly owned subsidiary of BGC Partners.

Initially, a majority of our issued and outstanding shares of common stock were held by BGC Partners. Through the following series of transactions prior to and following the completion of the Separation and our IPO, we became a separate publicly traded company.

Prior to the completion of our IPO, the separation and contribution pursuant to which members of the BGC Group transferred to us substantially all of the assets and liabilities of the BGC Partners’ Real Estate Services segment, including Newmark, Berkeley Point and the right to receive the remainder of the Nasdaq payment, (the “Contribution”), various types of interests of Newmark Holdings were issued to holders of interests of BGC Holdings in proportion to such interests of BGC Holdings held by such holders immediately prior thereto.

•

Concurrently with the Separation and Contribution, we entered into the transactions described under “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Separation, Initial Public Offering, and Spin-Off.”

•

In March 2018, BGC Partners made an additional investment in us as described under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Separation, Initial Public Offering, and Spin-Off—BGC Partners March 2018 Investment by BGC.”

•

The types of interests in Newmark, Newmark Holdings and Newmark OpCo outstanding following the completion of these transactions are described under “— Newmark Organizational Structure Following the Spin-Off below.”

The Separation and Contribution

Prior to the completion of the IPO, pursuant to the Original Separation and Distribution Agreement, (“as defined below”), members of the BGC Group transferred to us substantially all of the assets and liabilities of the BGC group relating to BGC Partners’ Real Estate Services segment, including Newmark, Berkeley Point and the right to receive the remainder of the Nasdaq Earn-out. For a description of the Nasdaq Earn-out, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Nasdaq Monetization Transactions.”  Prior to the Separation, the BGC Group held all of the historical assets and liabilities related to our business.

In connection with the Separation, Newmark Holdings limited partnership interests, Newmark Holdings founding partner interests, Newmark Holdings working partner interests and Newmark Holdings limited partnership units were distributed to holders of BGC Holdings limited partnership interests, BGC Holdings founding partner interests, BGC Holdings working partner interests and BGC Holdings limited partnership units, respectively, in proportion to such interests of BGC Holdings held by such holders immediately prior to the Separation.

We also entered into a tax matters agreement with BGC Partners that governs the parties’ respective rights, responsibilities and obligations after the Separation with respect to taxes, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, tax elections, assistance and cooperation in respect of tax matters, procedures and restrictions relating to the Spin-Off, if any, and certain other tax matters. We also entered into an administrative services agreement with Cantor, which governs the provision by Cantor of various administrative services to us, and our provision of various administrative services to Cantor, at a cost equal to (1) the direct cost that the providing party incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree. We also entered into a transition services agreement with BGC Partners, which governs the provision by BGC Partners of various administrative services to us, and our provision of various administrative services to BGC Partners, on a transitional basis (with a term of up to two years following the Spin-Off) and at a cost equal to (1) the direct cost that the providing party incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree.

Assumption and Repayment of Indebtedness

For a description of Newmark’s assumption and repayment of certain indebtedness prior to the Spin-Off, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Separation, Initial Public Offering, and Spin-Off—Debt Repayments and Credit Agreements.”

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

Amended and Restated Separation and Distribution Agreement

For a description of the Amended and Restated Separation and Distribution Agreement, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Separation, Initial Public Offering, and Spin-Off—Amended and Restated Separation and Distribution Agreement.”

The Spin-Off

On November 30, 2018 , BGC completed the Spin-Off to its stockholders of all of the shares of our common stock owned by BGC as of immediately prior to the effective time of the Spin-Off, with shares of our Class A common stock distributed to the holders of shares of BGC’s Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on November 23, 2018 (the “Record Date”), and shares of our Class B common stock distributed to the holders of shares of BGC’s Class B common stock (consisting of Cantor and CFGM) of record as of the close of business on the Record Date.

Based on the number of shares of BGC common stock outstanding as of the close of business on the Record Date, BGC’s stockholders as of the Record Date received in the Spin-Off 0.463895 of a share of Newmark Class A common stock for each share of BGC Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Class B common stock held as of the Record Date. BGC Partners stockholders received cash in lieu of any fraction of a share of Newmark common stock that they otherwise would have received in the Spin-Off.

Prior to and in connection with the Spin-Off, 14.8 million Newmark Units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo Units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders. In the aggregate, BGC distributed 131,886,409 shares of our Class A common stock and 21,285,537 shares of our Class B common stock to BGC’s stockholders in the Spin-Off. These shares of our common stock collectively represented approximately 94% of the total voting power of our outstanding common stock and approximately 87% of the total economics of our outstanding common stock in each case as of the Distribution Date.

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings, held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of December 31, 2018, the exchange ratio was 0.9793 shares of Newmark common stock per Newmark Holdings unit.

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be our controlling stockholder, and BGC and its subsidiaries no longer held any shares of our common stock or other equity interests in us or our subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.

Prior to the Spin-Off, 100% of the outstanding shares of our Class B common stock were held by BGC. Because 100% of the outstanding shares of BGC Class B common stock were held by Cantor and CFGM as of the Record Date, 100% of the outstanding shares of our Class B common stock were distributed to Cantor and CFGM in the Spin-Off. As of the Distribution Date, shares of our Class B common stock represented 57.8% of the total voting power of the outstanding Newmark common stock and 12.1% of the total economics of the outstanding Newmark common stock. Cantor is controlled by CFGM, its managing general partner, and, ultimately, by Howard W. Lutnick, who serves as Chairman of Newmark. Mr. Lutnick is also the Chairman of the Board of Directors and Chief Executive Officer of BGC Partners and Cantor and the Chairman and Chief Executive Officer of CFGM, as well as the trustee of an entity that is the sole shareholder of CFGM. Stephen M. Merkel, our Executive Vice President and Chief Legal Officer serves as Executive Vice President General Counsel and Assistant Secretary of BGC Partners, and is employed as Executive Managing Director, General Counsel and Secretary of Cantor.

Newmark Organizational Structure Following the Spin-Off

As of December 31, 2018, there were 156,966,334 shares of our Class A common stock issued and outstanding. Cantor and CFGM held no shares of our Class A common stock. Each share of Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of December 31, 2018, Cantor and CFGM held 21,285,533 shares of our Class B common stock representing all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of December 31, 2018, represented approximately 57.6% of our total voting power. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to 10 votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Class B common stock into shares of Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of December 31, 2018, we directly held Newmark OpCo limited partnership interests consisting of approximately 85,120,661 units representing approximately 32.3% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we will consolidate Newmark OpCo’s results for financial reporting purposes.

Cantor, founding partners, working partners and limited partnership unit holders directly hold Newmark Holdings limited partnership interests. Newmark Holdings, in turn, holds Newmark OpCo limited partnership interests and, as a result, Cantor, founding partners, working partners and limited partnership unit holders indirectly have interests in Newmark OpCo limited partnership interests. In addition, The Royal Bank of Canada holds approximately $325 million of EPUs issued by Newmark on June 18, 2018 and September 26, 2018 in private transactions.

The Newmark Holdings limited partnership interests held by Cantor and CFGM are designated as Newmark Holdings exchangeable limited partnership interests. The Newmark Holdings limited partnership interests held by the founding partners are designated as Newmark Holdings founding partner interests. The Newmark Holdings limited partnership interests held by the working partners are designated as Newmark Holdings working partner interests. The Newmark Holdings limited partnership interests held by the limited partnership unit holders are designated as limited partnership units.

Each unit of Newmark Holdings limited partnership interests held by Cantor and CFGM is generally exchangeable with us for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement) and was 0.9793 as of December 31, 2018.

As of December 31, 2018, 5,402,901 founding/working partner interests were outstanding. These founding/working partner were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires such interests from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for our Class A common stock or Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for our Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of our Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of our Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for our Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of December 31, 2018, 60,869,397 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Amended and Restated Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of December 31, 2018, the exchange ratio was 0.9793. See “Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Purchased of Equity Securities—Dividend Policy.”

With each exchange, our direct and indirect interest in Newmark OpCo will proportionately increase because, immediately following an exchange, Newmark Holdings will redeem the Newmark Holdings unit so acquired for the Newmark OpCo limited partnership interest underlying such Newmark Holdings unit.

The profit and loss of Newmark OpCo and Newmark Holdings, as the case may be, are allocated based on the total number of Newmark OpCo units (not including EPUs) and Newmark Holdings units, as the case may be, outstanding.

The following diagram illustrates the ownership structure of Newmark as of December 31, 2018. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF DECEMBER 31, 2018

Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of our Class B common stock into shares of our Class A common stock, Cantor and CFGM would hold 11.9% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 88.1% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold our Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for our Class B common stock, Cantor and CFGM would hold 74.4% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 25.6% of the voting power in Newmark.

ITEM 1A.RISK FACTORS

An investment in shares of our Class A common stock involves risks and uncertainties, including the potential loss of all or a part of your investment. The following are important risks and uncertainties that could affect our business, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Before making an investment decision to purchase our common stock, you should carefully read and consider all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included herein. The occurrence of any of the following risks or additional risks and uncertainties that are currently immaterial or unknown could materially and adversely affect our business, financial condition, liquidity, result of operations, cash flows or prospects.

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

While the U.S. commercial property market continues to display strength despite slowing growth of commercial property prices, according to Real Capital Analytics (which we refer to as “RCA”) as of year-end 2018, there can be no assurances that such strength will continue. Newmark Research estimates that the spreads between commercial property capitalization rates for all property types and 10-year U.S. Treasuries remain around their long-term average. While we expect favorable market conditions to continue, there can be no assurance that this trend will continue.

Business Concentration Risks

Our business is geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Our current business operations are primarily located in the United States. While we are expanding our business to new geographic areas, and operate internationally through our alliance with Knight Frank, we are still highly concentrated in the United States. Because we derived substantially all of our total revenues on a consolidated basis for the year ended December 31, 2018 from our operations in the United States, we are exposed to adverse competitive changes and economic downturns and changes in political conditions domestically. If we are unable to identify and successfully manage or mitigate these risks, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

The concentration of business with corporate clients can increase business risk, and our business can be adversely affected due to the loss of certain of these clients.

We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from developing recurring business from performing an increasingly broad range of services for the same client. Although our client portfolio is currently highly diversified—for the year ended December 31, 2018, our top 10 clients, collectively, accounted for approximately 5.3% of our total revenue on a consolidated basis, and our largest client accounted for less than 2.0% of our total revenue on a consolidated basis. As we grow our business, relationships with certain corporate clients may increase, and our client portfolio may become increasingly concentrated. For example, part of our strategy is to increase our GCS revenues which may lead to an increase in corporate clients and therefore greater concentration of revenues. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks if, among other possibilities, any such client;

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

We compete to provide a variety of services within the commercial real estate industry. Each of these business disciplines is highly competitive on a local, regional, national and global level. We face competition not only from other national real estate service companies, but also from global real estate services companies, boutique real estate advisory firms, and consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, commercial banks, investment managers and accounting firms, some of which may have greater financial resources than we do. Although many of our competitors are local or regional firms that are substantially smaller than we are, some of our competitors are substantially larger than us on a local, regional, national or international basis and have similar service competencies to ours. Such competitors include CBRE Group, Inc., Jones Lang LaSalle Inc., Cushman & Wakefield plc, Savills Studley, Inc., and Colliers International Group, Inc. In addition, more specialized firms like HFF, Inc., Marcus & Millichap Inc., Eastdil Secured LLC (part of Wells Fargo & Company) and Walker & Dunlop, Inc. compete with us in certain product offerings. Our industry has continued to consolidate, and there is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. See “Item 1—Business—Competition.” In general, there can be no assurance that we will be able to continue to compete effectively with respect to any of our commercial real estate business lines or on an overall basis, to maintain current commission and fee levels or margins, or to maintain or increase our market share.

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
•

to the extent that we pursue these opportunities, exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, as well as the outbreak of hostilities;

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

•

reduction in availability of financing due to tightened credit markets or credit rating downgrades or defaults by us in connection with strategic alliances, acquisitions, joint ventures and other growth opportunities;

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

In connection with a limited number of our facilities management agreements, we have guaranteed that the client will achieve certain savings objectives. In the event that these objectives are not met, we are obligated to pay the shortfall amount to the client. In most instances, the obligation to pay such amount is limited to the amount of fees (or the amount of a subset of the fees) earned by us under the contract, but no assurance can be given that we will be able to mitigate against these payments or that the payments, particularly if aggregated with those required under other agreements, would not have a material adverse effect on our ongoing arrangements with particular clients or our business, financial condition, results of operations or prospects. The percentage of our revenue for the fiscal year ended December 31, 2018 subject to such obligations under our current facilities management agreements is less than 1%. While these liabilities have been immaterial to date, we have no assurance that this will continue to be the case.

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

If we fail to comply with laws, rules and regulations applicable to commercial real estate brokerage, valuation and advisory and mortgage transactions and our other business lines, then we may incur significant financial penalties.

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

Currently, through our Multifamily Capital Markets business we originate a significant percentage of our loans for sale through the GSEs and HUD programs. Berkeley Point Capital LLC, a subsidiary within our Multifamily Capital Markets business, is approved as a Fannie Mae DUS lender, a Freddie Mac Program Plus seller/servicer, a Freddie Mac Targeted Affordable Housing Seller, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages, which may be terminated by the applicable GSE or HUD at any time. Although we intend to take all actions to remain in compliance with the requirements of these programs, as well as applicable state and local licensing agencies, the loss of such status would, or changes in our relationships with the GSEs and HUD could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which could have a material adverse effect on our business, financial condition, results of operations and prospects. It could also result in a loss of similar approvals from the GSEs or HUD. As of December 31, 2018, we exceeded the most restrictive applicable net worth requirement of these programs by approximately $322.3 million. In addition, over the last 10 years, Berkeley Point has achieved better 60 day+ delinquency rates than the industry average.

We are subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority from Fannie Mae to make loans and Fannie Mae’s commitment to purchase such loans, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. Some of the loans that we originate under the Fannie Mae DUS program are subject to reduced levels or no risk-sharing. However, we generally receive lower servicing fees with respect to such loans. Although our Multifamily Capital Markets business’s average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans to date, if loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, a material failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of Berkeley Point’s license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government or the existence of Fannie Mae and Freddie Mac, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Each GSE has been created under a conservatorship established by its regulator, the Federal Housing Finance Agency, since 2008. The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates. There has been significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms. Changes in such forms could eliminate or substantially reduce the number of loans we originate with the GSEs. Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. Such reforms could significantly limit the role of the GSEs in the nation’s housing finance system. Any such reduction in the loans we originate with the GSEs could lead to a reduction in fees related to the loans we originate or service. These effects could cause our Multifamily Capital Markets business to realize significantly lower revenues from its loan originations and servicing fees, and ultimately could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The U.S. Department of the Treasury and the Internal Revenue Service (which we refer to as the “IRS”) recently released final and temporary regulations regarding the treatment of certain related-party corporate debt as equity for U.S. federal income tax purposes. These final regulations include provisions that may adversely affect the tax consequences of common transactions, including intercompany obligations and/or financing, and may impact many companies in the real estate services sector, including several of our clients and competitors. Further, these regulations could have an adverse impact on our income tax position or could possibly cause us to change the manner in which we conduct certain activities in ways that impose other costs on us. These regulations are highly complex and there is limited guidance regarding their application. Accordingly, we are unable to predict the extent, if any, to which such regulations would have a material and adverse effect on our business, financial condition, results of operations and prospects.

On December 22, 2017, “H.R.1,” formerly known as the “Tax Cuts and Jobs Act (the “Tax Act”)” was signed into law in the U.S. During 2018, the Treasury and the IRS released proposed regulations associated with certain provisions of the Tax Act to provide taxpayers with additional guidance. The Tax Act is expected to have a favorable impact on our effective tax rate (“ETR”) and net income as reported under generally accepted accounting principles in 2018 and subsequent reporting periods to which the Tax Act is effective due to the reduction in the Federal income tax rate from 35% to 21%. While we applied the currently enacted tax law and proposed regulations, the impact of the Tax Act may differ from our estimate for the provision for income taxes, possibly materially, due to, among other things, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by us as a result of the Tax Act.

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

We may have to rely on litigation to enforce our intellectual property rights, protect our trade secrets, determine the validity and scope of the rights of others or defend against claims of infringement or invalidity. For example, in 2016, we responded to a claim by Newmark Realty Capital, Inc. (which we refer to as “Realty Capital”) against us alleging, among other things, trademark infringement. In connection with our answer, we filed counterclaims alleging that Realty Capital has infringed our trademarks and seeking an order cancelling Realty Capital’s registered trademarks and a design mark. On December 18, 2018 we entered into a settlement and release agreement with Realty Capital. All claims before the district court and the PTO were voluntarily dismissed, and we acquired Realty Capital’s trademark registrations and all associated goodwill.

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

We rely on various third parties for computer and communications systems, such as telephone companies, online service providers, cloud computing providers, data processors, and software and hardware vendors. Our systems, or those of our third-party providers, may fail or operate slowly, causing one or more of the following, which may not in all cases be covered by insurance:

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

There have been an increasing number of cyber-attacks in recent years in various industries, and cyber-security risk management has been the subject of increasing focus by our regulators. The techniques used in these attached are increasingly sophisticated, change frequently and are often not recognized until launched. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’, operations, which could result in reputational damage, financial losses and/or client dissatisfaction, which may not in all cases be covered by insurance. A technological breakdown could also interfere with our ability to comply with financial reporting requirements. The SEC has issued guidance stating that, as a public company, we are expected to have controls and procedures that relate to cybersecurity disclosure, and are required to disclose information relating to certain cyber-attacks or other information security breaches in disclosures required to be made under the federal securities laws. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our business, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, data privacy is subject to frequently changing rules and regulations. For example, the EU adopted a new regulation that became effective in May 2018, the General Data Protection Regulation (“GDPR”), which requires entities both in the European Economic Area and outside to comply with new regulations regarding the handling of personal data. While our current business operations are primarily located in the United States, our failure to successfully implement or comply with appropriate processes to adhere to the GDPR and other requirements relating to personal data could limit our ability to expand, result in substantial financial penalties for non-compliance and harm our reputation.

Natural Disasters, Weather-Related Events, Terrorist Attacks and Other Disruptions to Infrastructure

Our ability to conduct our business may be materially adversely impacted by catastrophic events, including natural disasters, weather-related events, terrorist attacks and other disruptions.

We may encounter disruptions involving power, communications, transportation or other utilities or essential services depended on by us or by third parties with whom we conduct business. This could include disruptions as the result of natural disasters, pandemics or weather-related or similar events (such as fires, hurricanes, earthquakes, floods, landslides and other natural conditions including the effects of climate change), political instability, labor strikes or turmoil or terrorist attacks. For example, during 2012, our own operations and properties we manage for clients in the northeastern United States, and in particular New York City, were impacted by Hurricane Sandy, in some cases significantly. Similarly, in 2017 and 2018, several parts of the United States, including Texas, Florida, the Carolinas and Puerto Rico, sustained significant damage from hurricanes and California sustained significant damage from wildfires and landslides. Similar disruptions may occur in any of the locations in which we, our borrowers or our clients do business. We continue to assess the impact on our borrowers and other clients and what impact, if any, these events could have on our business, financial condition, results of operations and prospects.

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

Howard W. Lutnick, who serves as our Chairman, is also the Chairman and Chief Executive Officer of Cantor, Chairman and Chief Executive Officer of CFGM, which is the managing general partner of Cantor, and Chairman of the Board and Chief Executive Officer of BGC Partners. Stephen M. Merkel, who serves as our Executive Vice President and Chief Legal Officer, is employed as Executive Managing Director, General Counsel and Secretary of Cantor and Executive Vice President and General Counsel of BGC. In addition, Messrs. Lutnick and Merkel hold offices at various other affiliates of Cantor. These two key employees are not subject to an employment agreement with us or any of our subsidiaries.

Currently, Mr. Lutnick expects to spend approximately 33% of his time on our matters. Mr. Merkel expects to spend approximately 25% of his time on our matters. These percentages may vary depending on business developments at Newmark or Cantor, BGC Partners or any of our or their respective affiliates. As a result, these key employees (and others in key executive or management roles who we may hire from time to time) dedicate only a portion of their professional efforts to our business and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or BGC Partners or Cantor. These two key employees may not be able to dedicate adequate time to our business and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us. The Newmark Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of Newmark Holdings, may not prevent certain of our key employees, including Messrs. Lutnick and Merkel whose employment by Cantor and BGC Partners is not subject to these provisions in the Newmark Holdings limited partnership agreement, from resigning or competing against us.

Should Mr. Lutnick leave or otherwise become unavailable to render services to us, ultimate control of us would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is currently Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick.

In addition, our success has largely been dependent on executive officers such as Barry M. Gosin, who serves as our Chief Executive Officer, and other key employees, including some who have been hired in connection with acquisitions. If any of our key employees were to join an existing competitor, form a competing company, offer services to Cantor or any affiliates that compete with our services or otherwise leave us, some of our clients could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and prospects.

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

We expect that loan servicing fees will continue to constitute a significant portion of our revenues from the Multifamily Capital Markets business for the foreseeable future. Nearly all of these fees are derived from loans that our Multifamily Capital Markets business originates and sells through the agencies’ programs or places with institutional investors. A decline in the number or value of loans that we originate for these investors or terminations of our servicing engagements will decrease these fees. HUD has the right to terminate our Multifamily Capital Markets business’ current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our Multifamily Capital Markets business’ servicing engagements without cause by paying a termination fee. Institutional investors typically may terminate servicing engagements with our Multifamily Capital Markets business at any time with or without cause, without paying a termination fee. We are also subject to losses that may arise from servicing errors, such as a failure to maintain insurance, pay taxes, or provide notices. If we breach our servicing obligations to the agencies or institutional investors, including as a result of a failure to perform by any third parties to which we have contracted certain routine back-office aspects of loan servicing, the servicing engagements may be terminated. Significant declines or terminations of servicing engagements or breaches of such obligations, in the absence of replacement revenue sources, could materially and adversely affect our business, financial condition and results of operations.

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

We own approximately 27% of the capital in Real Estate LP. Cantor controls the remaining 73% of its capital and controls the general partner of Real Estate LP, who manages Real Estate LP. Real Estate LP collaborates with Cantor’s significant existing real estate finance business, and Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. Accordingly, we have limited to no influence on the selection or management of the activities conducted by Real Estate LP, each of which may have different risks and uncertainty associated with it and that are each beyond our control. See “—Risks Related to Our Relationship with Cantor and Its Respective Affiliates—We are controlled by Cantor.  Cantor’s interests may conflict with our interests and Cantor may exercise its control in a way that favors its respective interests to our detriment.”

Liquidity, Funding and Indebtedness

Liquidity is essential to our business, and insufficient liquidity could have a material adverse effect on our business, financial condition, results of operations and prospects.

Liquidity is essential to our business. Our liquidity position could be impaired due to circumstances that we may be unable to control, such as a general market disruption or idiosyncratic events that affect our clients, other third parties or us.

We are a holding company with no direct operations. We conduct substantially all of our operations through our operating subsidiaries. We do not have any material assets other than our direct and indirect ownership in the equity of our subsidiaries. As a result, our operating cash flow as well as our liquidity position are dependent upon the earnings of our subsidiaries. In addition, we are dependent on the distribution of earnings, loans or other payments by our subsidiaries to us. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any of our subsidiaries, we, as an equity owner of such subsidiary, and therefore holders of our securities, including our Class A common stock, will be subject to the prior claims of such subsidiary’s creditors, including trade creditors, and any preferred equity holders. Any dividends declared by us, any payment by us of our indebtedness or other expenses, and all applicable taxes payable in respect of our net taxable income, if any, are paid from cash on hand and funds received from distributions, loans or other payments, primarily from our subsidiaries. Regulatory, tax restrictions or elections, and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. These laws, regulations and rules may hinder our ability to access funds that we may need to meet our obligations. Certain debt and security agreements entered into by our subsidiaries contain or may contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral. To the extent that we need funds to pay dividends, repay indebtedness and meet other expenses, or to pay taxes on our share of Newmark OpCo’s net taxable income, and Newmark OpCo or its subsidiaries are restricted from making such distributions under applicable law, regulations, or agreements, or are otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations and prospects, including our ability to maintain adequate liquidity or to raise additional funding, including through access to the debt and equity capital markets.

Our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access lending markets could in the future be adversely affected by conditions in the United States and international economy and markets, with the cost and availability of funding adversely affected by wider credit spreads, changes in interest rates and dislocations in capital markets. To the extent we are unable to access the debt capital markets on acceptable terms in the future, we may seek to raise funding and capital through equity issuances or other means.

Turbulence in the U.S. and international economy and markets may adversely affect our liquidity and funding positions, financial condition and the willingness of certain clients to do business with each other or with us. Acquisitions and financial reporting obligations related thereto may impact our ability to access capital markets on a timely basis and may necessitate greater short-term borrowings during certain times, which in turn may adversely affect our cost of borrowing, financial condition, and creditworthiness, and as a result, potentially impact our credit ratings and associated outlooks.

We generally have had limited need for short-term unsecured funding. We may, however, have need to access short-term funding sources in order to meet a variety of business needs from time to time, including financing acquisitions as well as, ongoing business operations or activities such as hiring or retaining real estate brokers, salespeople, managers and other professionals. While we have a credit facility in place, to the extent that our capital or other needs exceed the capacity of our existing funding sources or we are not able to access any of these sources, this could have a material adverse effect on our business, financial condition, results of operations and prospects.

We require short-term funding capacity for loans we originate through our Multifamily Capital Markets business. As of December 31, 2018, our Multifamily Capital Markets business had $1.65 billion of which $700 million represented a temporary increase that expired on January 29, 2019, of committed loan funding available through three commercial banks and an uncommitted $325 million Fannie Mae loan repurchase facility. On January 29, 2019, the temporary increase was decreased by $400 million for the period from January 29, 2019 to April 1, 2019. Consistent with industry practice, our Multifamily Capital Markets business’ existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing, which we may be unable to find on favorable terms, or at all, and, in such event, we might not be able to originate loans, which could have a material adverse effect on mortgage servicing rights and on our business, financial condition, results of operations and prospects.

We are subject to the risk of failed loan deliveries, and even after a successful closing and delivery, may be required to repurchase the loan or to indemnify the investor if there is a breach of a representation or warranty made by us in connection with the sale of loans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We bear the risk that a borrower will not close on a loan that has been pre-sold to an investor and the amount of such borrower’s rate lock deposit and any amounts recoverable from such borrower for breach of its obligations are insufficient to cover the investor’s losses. In addition, the investor may choose not to take delivery of the loan if a catastrophic change in the condition of a property occurs after we fund the loan and prior to the investor purchase date. We also have the risk of errors in loan documentation which prevent timely delivery of the loan prior to the investor purchase date. A complete failure to deliver a loan could be a default under the warehouse facilities collateralized by U.S. Government Sponsored Enterprises used to finance the loan. No assurance can be given that we will not experience failed deliveries in the future or that any losses will not have a material adverse effect on our business, financial condition, results of operations or prospects.

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

We are subject to risks associated with the current interest rate environment, and changes in interest rates may increase the cost of our debt financing.

Since the economic downturn that began in mid-2007, interest rates have remained low. Because longer-term inflationary pressure may result in the future, we may experience rising interest rates and increased debt refinancing costs.

Some of our borrowings have variable interest rates. As a result, a change in market interest rates could have a material adverse effect on our interest expense. In periods of rising interest rates, our cost of funds will increase, which could reduce our net income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, results of operations and prospects.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and interest expense cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or the commercial real estate services industry, expose us to interest rate risk, impact our ability to obtain favorable credit ratings and prevent us from meeting or refinancing our obligations under our indebtedness.

Our indebtedness, which at December 31, 2018 was approximately $537.9 million, may have important, adverse consequences to us and our investors, including:

•

it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, our operations or our business;
•	it may impact our ability to obtain favorable credit ratings;
•	our financial leverage may be higher than some of our competitors, which may place us at a competitive disadvantage;
•	it may make us more vulnerable to downturns in the economy or our business;
•	it may require a substantial portion of our cash flow from operations to make interest payments;
•	it may make it more difficult for us to satisfy other obligations;
•

it may increase the risk of a future downgrade of our credit ratings or otherwise impact our ability to obtain or maintain investment grade credit ratings, which could increase future debt costs and limit the future availability of debt financing;

•	we may not be able to borrow additional funds or refinance existing debt as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase common stock; and
•

there would be a material adverse effect on our business, financial condition, results of operations and prospects if we were unable to service our indebtedness or obtain additional financing or refinance our existing debt on terms acceptable to us.

Our indebtedness excludes the warehouse facilities collateralized by U.S. Government Sponsored Enterprises because these lines are used to fund short term loans held for sale that are generally sold within 45 days from the date the loan is funded. All of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

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

The Credit Agreement (as defined below) contains covenants that could impose operating and financial restrictions on us, including restrictions on our ability to, among other things and subject to certain exceptions:

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

In addition, debt agreements of our Multifamily Capital Markets business contain similar and additional covenants and restrictions. Indebtedness that we may enter into in the future, if any, could also contain similar or additional covenants or restrictions. Any of these restrictions could limit our ability to adequately plan for or react to market conditions and could otherwise restrict certain of our corporate activities. Any material failure to comply with these covenants could result in a default under the Credit Agreement, as well as instruments governing our future indebtedness. Upon a material default, unless such default were cured by us or waived by lenders in accordance with the Credit Agreement, the lenders under such agreement could elect to invoke various remedies under the agreement, including potentially accelerating the payment of unpaid principal and interest, terminating their commitments or, however unlikely, potentially forcing us into bankruptcy or liquidation. In addition, a default or acceleration under such agreement could trigger a cross default under other agreements, including potential future debt arrangements. Although we believe that our operating results will be more than sufficient to cover all of these obligations, including potential future indebtedness, no assurance can be given that our operating results will be sufficient to service our indebtedness or to fund all of our other expenditures or to obtain additional or replacement financing on a timely basis and on reasonable terms in order to meet these requirements when due. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Position, Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Credit rating downgrades or defaults by us could adversely affect us.

The credit ratings and associated outlooks of companies may be critical to their reputation and operational and financial success. A company’s credit ratings and associated outlooks are influenced by a number of factors, including: operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, the company’s competitive position in the industry and its relationships in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances of that company or related companies warrant such a change. Any adverse ratings or reduction in the credit ratings of Newmark, Cantor or any of their other affiliates, and/or the associated outlook could adversely affect the availability of debt financing to us on acceptable terms, as well as the cost and other terms upon which we may obtain any such financing. In addition, credit ratings and associated outlooks may be important to clients in certain markets and in certain transactions. A company’s contractual counterparties may, in certain circumstances, demand collateral in the event of a credit ratings or outlook downgrade of that company.  Further, interest rates, including with respect to our 6.125% Senior Notes, may increase in the event that our ratings decline.

Newmark received its initial long-term credit ratings and associated outlooks in October 2018. Newmark’s long-term credit ratings from both Fitch Ratings Inc. and Kroll Bond Rating Agency are BBB- and the associated outlooks are stable. Newmark’s long-term credit rating from Standard & Poor’s is BB+ with an associated outlook of stable. Although we have taken steps in recent months to further strengthen our balance sheet and continue to improve our credit ratios, no assurance can be given that the credit ratings will remain unchanged.

Our acquisitions may require significant cash resources and may lead to a significant increase in the level of our indebtedness.

Potential future acquisitions may lead to a significant increase in the level of our indebtedness. We may enter into short- or long-term financing arrangements in connection with acquisitions which may occur from time to time. In addition, we may incur substantial nonrecurring transaction costs, including break-up fees, assumption of liabilities and expenses and compensation expenses. The increased level of our consolidated indebtedness in connection with potential acquisitions may restrict our ability to raise additional capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to realize the full value of the Nasdaq payment, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

On June 28, 2013, BGC Partners sold eSpeed to Nasdaq in the Nasdaq Monetization Transactions. The total consideration paid or payable by Nasdaq in the Nasdaq Monetization Transactions included an earn-out of up to 14,883,705 shares of common stock of Nasdaq to be paid ratably over 15 years after the closing of the Nasdaq Monetization Transactions, provided that Nasdaq produces at least $25 million in gross revenues for the applicable year. Nasdaq generated gross revenues of approximately $4.3 billion in 2018. As of December 31, 2018, up to 8.9 million Nasdaq shares remained payable by Nasdaq under this earn-out. In connection with the separation prior to the completion of our IPO, BGC transferred to Newmark the right to receive the remainder of the Nasdaq payment.

On June 18, 2018 and September 26, 2018, Newmark OpCo issued approximately $175 million and approximately $150 million of EPUs, respectively, in private transactions to RBC, and Newmark SPV, a subsidiary of Newmark OpCo (“Newmark SPV”), entered into forward agreements with RBC (collectively, the “Forward Transactions”).  In connection with the Forward Transactions, Newmark SPV may deliver a certain number of Nasdaq Shares in exchange for such Newmark OpCo EPUs in each of 2019, 2020, 2021 and 2022. Additionally, the forward agreements contain provisions the economic effect of which is equivalent to Newmark purchasing four at-the-money put options with respect to the Nasdaq Shares, which will provide economic protection in the event the Nasdaq Shares decline in value while enabling Newmark to retain any increase in the value of the Nasdaq Shares as fewer Nasdaq Shares will be deliverable to RBC should the value of the Nasdaq Shares rise above certain reference prices.  However, certain events could trigger an early termination of the forward agreements and we may not be able to fully realize the value of the put options in those instances and we may be required to source other funds to settle the forward agreements if we do not have sufficient Nasdaq shares on hand at such time.

While the Forward Transactions provide certain economic protection for 2019, 2020, 2021 and 2022, we may be unable to enter into forward transactions for subsequent years on favorable terms, or at all. For 2023 and after, the earn-out presents market risk to us as the value of consideration related to the Nasdaq payment is subject to fluctuations based on the stock price of Nasdaq common stock. Therefore, if Nasdaq were to experience financial difficulties or a significant downturn, the value of the Nasdaq payment may decline and we may receive fewer or no additional Nasdaq shares pursuant to this earn-out, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not have the funds necessary to repurchase the 6.125% Senior Notes upon a change of control triggering event as required by the indenture governing these notes.

Upon the occurrence of a “change of control triggering event” (as defined in in the indenture governing the 6.125% Senior Notes) unless we have exercised our right to redeem the notes, holders of the notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 101% of the then-outstanding aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any. If we experience a “change of control triggering event”, we can offer no assurance that we would have sufficient financial resources available to satisfy our obligations to repurchase any or all of the notes should any holder elect to cause us to do so. Our failure to repurchase the notes as required would result in a default under the indenture, which in turn could result in defaults under agreements governing certain of our other indebtedness, including the acceleration of the payment of any borrowings thereunder, and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The requirement to offer to repurchase the 6.125% Senior Notes upon a change of control triggering event may delay or prevent an otherwise beneficial takeover attempt of us.

The requirement to offer to repurchase the 6.125% Senior Notes upon a change of control triggering event may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors in our Class A common stock.

RISKS RELATED TO OUR CORPORATE AND PARTNERSHIP STRUCTURE

We are a holding company, and accordingly we are dependent upon distributions from Newmark OpCo to pay dividends, taxes and indebtedness and other expenses and to make repurchases.

We are a holding company with no direct operations, and we will be able to pay dividends, taxes and other expenses, and to make repurchases of shares of our Class A common stock and purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, only from our available cash on hand and funds received from distributions, loans or other payments, primarily from Newmark OpCo. Tax restrictions or elections and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. In addition, any unanticipated accounting, tax or other charges against net income could adversely affect our ability to pay dividends and to make repurchases.

Our Board of Directors and Audit Committee authorized repurchases of shares of our Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in our subsidiaries up to $200 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including Cantor, as well as other affiliated persons or entities. As of December 31, 2018, we had $199.5 million remaining under our authorization. From time to time, we may repurchase shares or redeem or repurchase units. See—"Liquidity, Funding and Indebtedness —Liquidity is essential to our business, and insufficient liquidity could have a material adverse effect on our business, financial condition, results of operations and prospects.”

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

We may also repurchase shares of our common stock or purchase Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers, other employees, partners and others, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in Newmark OpCo’s business. Accordingly, there can be no assurance that future dividends will be paid or that dividend amounts will be maintained at current or future levels. See “Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividend Policy.”

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

As of December 31, 2018, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2018, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of December 31, 2018 represented approximately 57.6% of our total voting power. In addition, Cantor has the right to exchange exchangeable partnership interests in Newmark Holdings into additional shares of Class A or Class B common stock, and pursuant to the exchange agreement, Cantor, CFGM and other Cantor affiliates entitled to hold Class B common stock under our certificate of incorporation have the right to exchange from time to time, on a one-to-one basis, subject to adjustment, shares of our Class A common stock now owned or subsequently acquired by such persons for shares of our Class B common stock, up to the number of shares of Class B common stock that are authorized but unissued under our certificate of incorporation. Cantor has pledged 3.1 million shares of Class B common stock held by it to Bank of America in connection with certain partner loans. We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock, absent the exercise of the pledge in the event of foreclosure.

As long as Cantor beneficially owns a majority of our total voting power, it will have the ability, without the consent of the other holders of our Class A common stock, to elect all of the members of our Board of Directors and to control our management and affairs. In addition, it will be able to in its sole discretion determine the outcome of matters submitted to a vote of our stockholders for approval and will be able to cause or prevent a change of control of us. In certain circumstances, the shares of Class B common stock issued to Cantor may be transferred without conversion to Class A common stock such as when the shares are transferred to an entity controlled by Cantor or Mr. Lutnick.

The Class B common stock is controlled by Cantor and will not be subject to conversion or redemption by us. Our certificate of incorporation does not provide for automatic conversion of shares of Class B common stock into shares of Class A common stock upon the occurrence of any event. Furthermore, the Class B common stock is only issuable to Cantor, Mr. Lutnick or certain persons or entities controlled by them. The difference in the voting rights of Class B common stock could adversely affect the market price of our Class A common stock.

The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.

S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, namely, to exclude companies with multiple classes of shares of common stock from being added to such indices. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

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

If we or Newmark Holdings were deemed an “investment company” under the Investment Company Act, the Investment Company Act’s restrictions could make it impractical for us to continue our business and structure as contemplated and could materially adversely affect our business, financial condition, results of operations and prospects.

Generally, an entity is deemed an “investment company” under Section 3(a)(1)(A) of the Investment Company Act if it is primarily engaged in the business of investing, reinvesting, or trading in securities, and is deemed an “investment company” under Section 3(a)(1)(C) of the Investment Company Act if it owns “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. We believe that neither we nor Newmark Holdings should be deemed an “investment company” as defined under Section 3(a)(1)(A) because neither of us is primarily engaged in the business of investing, reinvesting, or trading in securities. Rather, through our operating subsidiaries, we and Newmark Holdings are primarily engaged in the operation of various types of commercial real estate services businesses as described in this Annual Report on Form 10-K. Neither we nor Newmark Holdings is an “investment company” under Section 3(a)(1)(C) because more than 60% of the value of our total assets on an unconsolidated basis are interests in majority-owned subsidiaries that are not themselves “investment companies.” In particular, Berkeley Point, a significant majority-owned subsidiary, is entitled to rely on, among other things, the mortgage banker exemption in Section 3(c)(5)(C) of the Investment Company Act.

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

The Investment Company Act and the rules thereunder contain detailed prescriptions for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, limit the issuance of debt and equity securities, prohibit the issuance of stock options and impose certain governance requirements. If anything were to happen that would cause us or Newmark Holdings to be deemed to be an investment company under the Investment Company Act, the Investment Company Act would limit our or its capital structure, ability to transact business with affiliates (including Cantor, Newmark Holdings or Newmark OpCo, as the case may be) and ability to compensate key employees. Therefore, if we or Newmark Holdings became subject to the Investment Company Act, it could make it impractical to continue our business in this structure, impair agreements and arrangements and impair the transactions contemplated by those agreements and arrangements, between and among us, Newmark Holdings and Newmark OpCo, or any combination thereof, and materially adversely affect our business, financial condition, results of operations and prospects.

RISKS RELATED TO THE SEPARATION AND THE SPIN-OFF

Because we closed our IPO on December 19, 2017, we have a limited operating history as a separate public company, and certain of our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

Certain of our historical financial information included in this Annual Report on Form 10-K is derived from the consolidated financial statements and accounting records of BGC Partners through December 13, 2017. Accordingly, the historical financial information included herein for periods prior to the separation do not necessarily reflect the results of operations, financial position and cash flows that we would have achieved as a separate, publicly traded company during those periods presented or those that we will achieve in the future primarily as a result of the following factors:

•

Prior to the separation, our business had been operated by BGC Partners as part of its broader corporate organization, rather than as an independent company. BGC Partners or one of its affiliates had performed various corporate functions for us, including legal services, treasury, accounting, auditing, risk management, information technology, human resources, corporate affairs, tax administration, certain governance functions (including internal audit and compliance with the Sarbanes-Oxley Act) and external reporting. Our historical financial results for periods prior to the separation reflect allocations of corporate expenses from BGC Partners for these and similar functions. These allocations were less than the comparable expenses we believe we would have incurred had we operated as a separate public company.

•

Until the completion of our IPO, our business was integrated with the other businesses of BGC Partners. Historically, we had shared economies of scale in costs, employees and vendor relationships. While we have entered into transitional arrangements that govern certain commercial and other relationships between BGC Partners and us after the separation, those transitional arrangements may not fully capture the benefits our business has enjoyed as a result of being integrated with the other businesses of BGC Partners.

•

Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, had historically been satisfied as part of the enterprise-wide cash management policies of BGC Partners. We may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

•	The cost of capital for our business may be higher than BGC Partners’ cost of capital prior to the separation.

The adjustments and allocations we have made in preparing our historical financial statements may not appropriately reflect our operations during those periods as if we had in fact operated as a stand-alone entity. For additional information about the presentation of our historical financial information included in this Annual Report on Form 10-K, see “Item 6—Selected Consolidated Financial Data” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may experience increased costs resulting from a decrease in the purchasing power as a result of our separation from BGC Partners.

Historically, we have been able to take advantage of the size and purchasing power of our former parent, BGC Partners, in procuring goods, technology and services, including insurance, employee benefit support and audit services. As a separate public company, we are a smaller and less diversified company than BGC Partners, and we may not have access to financial and other resources comparable to those available to BGC Partners prior to the IPO. As a separate, stand-alone company, we may be unable to obtain goods, technology and services at prices and on terms as favorable as those available to us prior to the IPO, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The separation may adversely affect our business, and we may not achieve some or all of the expected benefits of the separation and Spin-Off.

We may not be able to achieve the full strategic and financial benefits expected to result from the separation and Spin-Off, or such benefits may be delayed or not occur at all. These benefits include the following:

•

improving strategic planning, increasing management focus and streamlining decision-making by providing the flexibility to implement our strategic plan and to respond more effectively to different client needs and the changing economic environment;

•	allowing us to adopt the capital structure, investment policy and dividend policy best suited to our financial profile and business needs;
•	creating an independent equity structure that will facilitate our ability to effect future acquisitions utilizing our Class A common stock; and
•

facilitating incentive compensation arrangements for employees more directly tied to the performance of our business, and enhancing employee hiring and retention by, among other things, improving the alignment of management and employee incentives with performance and growth objectives.

We may not achieve the anticipated benefits for a variety of reasons. There also can be no assurance that the separation and Spin-Off will not adversely affect our business.

If there is a determination that the Spin-Off was taxable for U.S. federal income tax purposes because the facts, assumptions, representations or undertakings underlying the tax opinion with respect to the Spin-Off were incorrect or for any other reason, then BGC Partners and its stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities.

BGC Partners received an opinion of Wachtell, Lipton, Rosen & Katz, outside counsel to BGC Partners, to the effect that the Spin-Off, together with certain related transactions, qualified as a transaction that is described in Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (which we refer to as the “Code”). The opinion relied on certain facts, assumptions, representations and undertakings from BGC Partners and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, BGC Partners and its stockholders may not be able to rely on the opinion of tax counsel.

Moreover, notwithstanding this opinion of counsel, the IRS could determine on audit that the separation or the Spin-Off is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of BGC Partners or us after the separation or Spin-Off. If the separation or Spin-Off is determined to be taxable for U.S. federal income tax purposes, BGC Partners and its stockholders could incur significant U.S. federal income tax liabilities and we may be required to indemnify BGC Partners for all or a portion of any such tax liabilities under the tax matters agreement. Any such liabilities could be substantial, and could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be required to pay Cantor for a significant portion of the tax benefit, if any, relating to any additional tax depreciation or amortization deductions we claim as a result of any step up in the tax basis of the assets of Newmark OpCo resulting from exchanges of interests in Newmark Holdings for our common stock.

Certain partnership interests in Newmark Holdings may be exchanged for shares of Newmark Group common stock. In the vast majority of cases, the partnership units that become exchangeable for shares of Newmark common stock are units that have been granted as compensation, and, therefore, the exchange of such units will not result in an increase in Newmark’s share of the tax basis of the tangible and intangible assets of Newmark OpCo. However, exchanges of other partnership units—including non-tax-free exchanges of units by Cantor—could result in an increase in the tax basis of such tangible and intangible assets that otherwise would not have been available, although the Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the Internal Revenue Service. These increases in tax basis, if sustained, may reduce the amount of tax that Newmark would otherwise be required to pay in the future. In such circumstances, the tax receivable agreement that Newmark entered into with Cantor provides for the payment by Newmark to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax or franchise tax that Newmark actually realizes as a result of these increases in tax basis and certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that Newmark will benefit from the remaining 15% cash savings, if any, in income tax that we realize.

We may not be able to execute transactions that are outside of Treasury Regulations safe harbors.

Under current law, a spin-off can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off acquisitions of shares or assets of the spun-off corporation. For example, a spin-off may result in taxable gain to the parent corporation under Section 355(e) of the Code if the spin-off were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in the spun-off corporation. To preserve the tax-free treatment of the separation and the Spin-Off, and in addition to our other indemnity obligations, the tax matters agreement between us and BGC Partners restricts us, through the end of the two-year period following the Spin-Off, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of the shares of our common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of our common stock other than in certain open-market transactions, and (iv) ceasing to actively conduct certain of our businesses. The tax matters agreement also prohibits us from taking or failing to take any other action that would prevent the Spin-Off and certain related transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In the absence of the availability of a safe harbor under applicable Treasury Regulations, these restrictions may place constraints on the extent to which we may make equity issuances or repurchases or otherwise limit our ability to pursue strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

We could have an indemnification obligation to BGC Partners if the Spin-Off were determined not to qualify for non-recognition treatment, which could adversely affect our business, financial condition and results of operations.

If it were determined that the Spin-Off did not qualify for non-recognition treatment under Section 355 of the Code due to any act, or failure to act, and any breach by us of our representations and agreements as set forth in the tax matters agreement, we could be required to indemnify BGC Partners from and against any resulting taxes and related expenses, which could have a material adverse effect on our business, financial condition and results of operations.   Also, if it were determined that the Spin-Off were taxable to BGC Partners as a result of a 50% or greater change in ownership in our stock pursuant to Section 355(e) of the Code and BGC Partners would be required to recognize gain, we would generally be required to indemnify BGC Partners from and against any resulting taxes and related expenses, which could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO OUR RELATIONSHIP WITH CANTOR AND ITS RESPECTIVE AFFILIATES

We are controlled by Cantor. Cantor’s interests may conflict with our interests and Cantor may exercise its control in a way that favors its respective interests to our detriment.

As of December 31, 2018, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2018, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of December 31, 2018 represented approximately 57.6% of our total voting power. Cantor and CFGM also own 24,251,264 exchangeable limited partnership units of Newmark Holdings. If Cantor and CFGM were to exchange such units into shares of our Class B common stock, Cantor would have approximately 74.4% of our total voting power as of December 31, 2018 (60.2% if Cantor were to exchange such units into shares of our Class A common stock). We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock.

As a result, Cantor, directly through its ownership of shares of our Class A common stock and Class B common stock is able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our Class A common stock and Class B common stock or other securities. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us.

Cantor’s ability to exercise control over us could create or appear to create potential conflicts of interest. Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:

•	potential acquisitions and dispositions of businesses;
•	the issuance or disposition of securities by us;
•	the election of new or additional directors to our Board of Directors;
•

the payment of dividends by us (if any), distribution of profits by Newmark OpCo and/or Newmark Holdings and repurchases of shares of our Class A common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers, other employees, partners and others;

•	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities;
•	intellectual property matters;
•	business combinations involving us; and
•	the nature, quality and pricing of administrative services and transition services to be provided to or by BGC Partners or Cantor or their respective affiliates.

Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with Cantor in the future or in connection with Cantor’s desire to enter into new commercial arrangements with third parties.

We also expect Cantor to manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of Class A common stock, that would dilute Cantor’s voting power in us.

In addition, Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own businesses and/or of the relationships that exist between and among Cantor and its other affiliates and us. Any future material related-party transaction or arrangement between Cantor and its other affiliates and us is subject to the prior approval by our audit committee, but generally does not require the separate approval of our stockholders, and if such stockholder approval is required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of our other stockholders. Further, our regulators may require the consolidation, for regulatory purposes, of Cantor and/or its other affiliates and us or require other restructuring of the group. There is no assurance that such consolidation or restructuring would not result in a material expense or disruption to our business.

Cantor has existing real estate-related businesses, and Newmark and Cantor are partners in a real estate-related joint venture, Real Estate LP. While these businesses do not currently compete with Newmark, it is possible that, in the future, real estate-related opportunities in which Newmark would be interested may also be pursued by Cantor and/or Real Estate LP, and Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. For example, Cantor’s commercial lending business has historically offered conduit loans to the multifamily market. While conduit loans have certain key differences versus multifamily agency loans, such as those offered by our Multifamily Capital Markets business, there can be no assurance that Cantor’s and/or Real Estate LP’s lending businesses will not seek to offer multifamily loans to our existing and potential multifamily customer base.

Moreover, the service of officers or partners of Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from Cantor and its affiliates, could create conflicts of interest when we and those directors or executive officers are faced with decisions that could have different implications for us and them.

We also have entered into agreements that provide certain rights to the holder of a majority of the Newmark Holdings exchangeable limited partnership interest, which is currently Cantor. For example, the Amended and Restated Separation and Distribution Agreement provides that dividends for a year to our common stockholders that are 25% or more of our post-tax Adjusted Earnings per fully diluted share for such year shall require the consent of the holder of a majority of the Newmark Holdings exchangeable limited partnership interests. In addition, the Amended Separation and Distribution Agreement requires Newmark to contribute any reinvestment cash (i.e., any cash that Newmark retains, after the payment of taxes, as a result of distributing a smaller percentage than Newmark Holdings from the distributions they receive from Newmark OpCo), as an additional capital contribution with respect to its existing limited partnership interest in Newmark OpCo, unless Newmark and the holder of a majority of the Newmark Holdings exchangeable limited partnership interests agree otherwise. It is possible that Cantor, as the holder of a majority of the Newmark Holdings exchangeable limited partnership interest, will not agree to a higher dividend percentage or a different use of reinvestment cash, even if doing so might be more advantageous to the Newmark stockholders.

Our agreements and other arrangements with BGC Partners and Cantor, including the Amended and Restated Separation and Distribution Agreement, may be amended upon agreement of the parties to those agreements and approval of our audit committee. During the time that we are controlled by Cantor, Cantor may be able to require us to agree to amendments to these agreements. We may not be able to resolve any potential conflicts, and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. In order to address potential conflicts of interest between or among BGC Partners, Cantor and their respective representatives and us, our amended and restated certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve BGC Partners and/or Cantor and their respective representatives, and our powers, rights, duties and liabilities and those of our representatives in connection therewith. Our certificate of incorporation provides that, to the greatest extent permitted by law, no Cantor Company or BGC Partners Company, each as defined in our certificate of incorporation, or any of the representatives, as defined in our certificate of incorporation, of a Cantor Company or BGC Partners Company will, in its capacity as our stockholder or affiliate, owe or be liable for breach of any fiduciary duty to us or any of our stockholders. In addition, to the greatest extent permitted by law, none of any Cantor Company, BGC Partners Company or any of their respective representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as us or our representatives or doing business with any of our or our representatives’ clients or customers. If any Cantor Company, BGC Partners Company or any of their respective representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined in our certificate of incorporation) for any such person, on the one hand, and us or any of our representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to us or any of our representatives, and will not be liable to us, any of our stockholders or any of our representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity to us or any of our representatives, subject to the requirement described in the following sentence. If a third party presents a corporate opportunity to a person who is both our representative and a representative of a BGC Partners Company and/or a Cantor Company, expressly and solely in such person’s capacity as our representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to us as our representative with respect to such corporate opportunity, provided that any BGC Partners Company, any Cantor Company or any of their respective representatives may pursue such corporate opportunity if we decide not to pursue such corporate opportunity.

The corporate opportunity policy that is included in our amended and restated certificate of incorporation is designed to resolve potential conflicts of interest between us and our representatives and BGC Partners, Cantor and their respective representatives. The Newmark Holdings and Newmark OpCo limited partnership agreements contain similar provisions with respect to us and/or BGC Partners and Cantor and each of our respective representatives. This policy, however, could make it easier for BGC Partners or Cantor to compete with us. If BGC Partners or Cantor competes with us, it could materially harm our business, financial condition, results of operations and prospects.

Mr. Lutnick has actual or potential conflicts of interest because of his positions with BGC Partners and/or Cantor.

Mr. Lutnick serves as Chairman of the Board and Chief Executive Officer of BGC Partners and as Chairman and Chief Executive Officer of Cantor and holds offices at various other affiliates of Cantor. In addition, Mr. Lutnick owns BGC Partners common stock, other BGC Partners’ equity awards or partnership interests in BGC Holdings, or equity interests in Cantor. These interests may be significant compared to his total assets. Although BGC Partners is no longer our parent following the Spin-Off, Cantor controls both us and BGC. Mr. Lutnick’s positions at BGC Partners and/or Cantor and the ownership of any such equity create, or may create the appearance of, conflicts of interest when he is faced with decisions that could have different implications for BGC Partners or Cantor than the decisions have for us.

Agreements between us and BGC Partners and/or Cantor are between related parties, and the terms of these agreements may be less favorable to us than those that we could negotiate with third parties and may subject us to litigation.

Our relationship with BGC Partners and/or Cantor may result in agreements with BGC Partners and/or Cantor that are between related parties. For example, we provide to and receive from Cantor and BGC Partners and their respective affiliates various administrative services and transition services, respectively. As a result, the prices charged to us or by us for services provided under agreements with BGC Partners and Cantor may be higher or lower than prices that may be charged by third parties, and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties. Any future material related-party transaction or arrangement between us and BGC Partners and/or Cantor is subject to the prior approval by our audit committee, but generally does not require the separate approval of our stockholders, and if such stockholder approval were required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of our other stockholders. These related-party relationships may also from time to time subject us to litigation.

We are controlled by Cantor. Cantor controls its wholly owned subsidiary, CF&Co, which was an underwriter of our IPO and may provide us with additional investment banking services. From time to time, in addition, Cantor, CF&Co and their affiliates may provide us with advice and services from time to time.

We are controlled by Cantor. Cantor, in turn, controls its wholly owned subsidiary, CF&Co, which was an underwriter of our IPO. Pursuant to the underwriting agreement, we paid CF&Co 0.55% of the gross proceeds from the sale of shares of our Class A common stock in connection with the IPO. In addition, Cantor, CF&Co and their affiliates may provide investment banking services to us and our affiliates, including acting as our financial advisor in connection with business combinations, dispositions or other transactions, and placing or recommending to us various investments, stock loans or cash management vehicles. They would receive customary fees and commissions for these services in accordance with our investment banking engagement letter with CF&Co. They may also receive brokerage and market data and analytics products and services from us and our respective affiliates.

We could be affected by threats, demands, actions or lawsuits from third parties or governmental authorities, including those against Cantor or BGC Partners, for matters that occurred prior to the IPO.

From time to time in the ordinary course of business, we have in the past and may in the future be affected by threats, demands, actions, subpoenas, or legal actions and/or proceedings commenced or threatened against Cantor or BGC Partners or certain of their respective directors, officers or control persons for matters that occurred prior to the IPO, when Newmark was a reporting segment of BGC Partners.

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

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market LLC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept constraints on policy limits and coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers and may divert management’s attention.

If we fail to implement and maintain an effective internal control environment, our operations, reputation and stock price could suffer, we may need to restate our financial statements and we may be delayed in or prevented from accessing the capital markets.

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging.

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

Because Cantor controls more than a majority of the total voting power of our common stock, we are a “controlled company” within the meaning of the NASDAQ Stock Market rules. Under these rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain stock exchange rules regarding corporate governance, including:

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

Future sales of our shares could adversely affect the market price of our Class A common stock. If our existing stockholders sell a large number of shares, or if we issue a large number of shares of our Class A common stock in connection with future acquisitions, strategic alliances, third-party investments and private placements or otherwise, the market price of our Class A common stock could decline significantly. Moreover, the perception in the public market that these stockholders might sell shares could depress the market price of our Class A common stock.

As of December 31, 2018, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2018, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM represented approximately 57.6% of our total voting power as of December 31, 2018.

We have entered into a registration rights agreement with Cantor that grants it registration rights to facilitate its sale of shares of our Class A common stock in the market. Any sale or distribution, or expectations in the market of a possible sale or distribution, by Cantor of all or a portion of our shares of Class A common stock through the distribution, in a registered offering, pursuant to an exemption under the Securities Act or otherwise could depress or reduce the market price for our Class A common stock or cause our shares to trade below the prices at which they would otherwise trade.

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

In addition, as of December 31, 2018, there were outstanding 60,869,379 limited partnership interests of Newmark Holdings. Some of those limited partnership interests will be exchangeable with us for shares of our common stock based on the exchange ratio (which was 0.9793 as of December 31, 2018, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement). Shares of Class A common stock issued upon such exchange would be eligible for resale in the public market.”

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

We are a Delaware corporation, and the anti-takeover provisions of the Delaware General Corporation Law (which we refer to as the “DGCL”), our amended and restated certificate of incorporation and our amended and restated bylaws (which we refer to as our “bylaws”) impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our Class A stockholders.

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

Our bylaws provide that special meetings of stockholders may be called only by the Chairman of our Board of Directors, or in the event the Chairman of our Board of Directors is unavailable, by the Chief Executive Officer or by the holders of a majority of the voting power of our Class B common stock, which are currently held by Cantor and CFGM. In addition, our certificate of incorporation permits us to issue “blank check” preferred stock.

Our bylaws require advance written notice prior to a meeting of our stockholders of a proposal or director nomination which a stockholder desires to present at such a meeting, which generally must be received by our Secretary not later than 120 days prior to the first anniversary of the date of our proxy statement for the preceding year’s annual meeting. In the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not later than the close of business on the later of the 120th day prior to the date of such proxy statement or the 10th day following the day on which public announcement of the date of such meeting is first made by us. Our bylaws provide that all amendments to our bylaws must be approved by either the holders of a majority of the voting power of all of our outstanding capital stock entitled to vote or by a majority of our Board of Directors.

We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL, which generally prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock, for a period of three years following the date on which the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in accordance with Section 203. Accordingly, we are not subject to the anti-takeover effects of Section 203. However, our certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that each of the Qualified Class B Holders and certain of their direct transferees will not be deemed to be “interested stockholders,” and accordingly will not be subject to such restrictions.

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

The foregoing factors, as well as the significant common stock ownership by Cantor including shares of our Class B common stock, and rights to acquire additional such shares, and the provisions of any debt agreements could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our Class A common stock that could result in a premium over the market price for shares of Class A common stock.

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

Our principal executive offices are located at 125 Park Avenue, New York, New York 10017. They consist of approximately 150,000 square feet of space under a lease that expires in 2031.

We operate out of more than 135 offices in the United States (in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Virginia, Washington and the District of Columbia), offices in Mexico, including in Mexico City, as well as offices in Canada, including in Toronto and Vancouver. In addition, we have licensed our name to 15 commercial real estate providers that operate out of 27 offices in certain locations throughout the Americas where we do not have our own offices. Our partner, Knight Frank, operates out of over 500 offices. We believe our facilities are sufficient for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

See Note 30–– “Commitments and Contingencies” to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of our legal proceedings which is incorporated by reference herein.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the NASDAQ Global Select Market under the symbol “NMRK.” There is no public trading market for our Class B common stock, which is held by Cantor and CFGM.

As of March 13, 2019, there were 703 holders of record of our Class A common stock and 2 holders of record of our Class B common stock.

Dividend Policy

Our board of directors has authorized a dividend policy that reflects our intention to pay a quarterly dividend.  Our dividends to our common stockholders will be determined by our board of directors based on our expected post-tax Adjusted Earnings per fully diluted share, as a measure of net income for the year. See below for a definition of “post-tax Adjusted Earnings” per fully diluted share.

For the fourth quarter of 2018, our board of directors declared a dividend of $0.09 per share. We have indicated that we expect to announce the annual expected dividend rate for a given year after the first quarter of such year.

The declaration, payment, timing and amount of any future dividends payable by us will be at the sole discretion of our board of directors, provided that any dividend to our common stockholders that would result in the dividends for a year exceeding 25% of our post-tax Adjusted Earnings per fully diluted share for such year shall require the consent of the holder of a majority of the Newmark Holdings exchangeable limited partnership interests.  We are a holding company, with no direct operations, and therefore we are able to pay dividends only from our available cash on hand and funds received from distributions from Newmark OpCo. Our ability to pay dividends may also be limited by regulatory or other considerations as well as by covenants contained in financing or other agreements. In addition, under Delaware law our dividends may be payable only out of surplus, which is our net assets minus our capital (as defined under Delaware law), or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Accordingly, any unanticipated accounting, tax, regulatory or other charges may adversely affect our ability to declare and pay dividends. While we intend to declare and pay dividends quarterly, there can be no assurance that our board of directors will declare dividends at all or on a regular basis or that the amount of our dividends will not change.

Repurchase Program

On March 12, 2018, our Board of Directors and Audit Committee authorized repurchases of shares of our Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in our subsidiaries up to $100 million in aggregate. On August 1, 2018, our Board of Directors and Audit Committee increased our authorization by $100 million to $200 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, we may repurchase shares or redeem or repurchase units.

As of December 31, 2018, we had approximately $199.5 million remaining from our share repurchase and unit redemption authorization. From time to time, we may actively continue to repurchase shares and/or redeem units.

Partnership and Equity Repurchases

The following table details our share repurchase activity during the fourth quarter of 2018, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced repurchase program and the approximate value that may yet be purchased under such program:

Period	Total Number of Shares Repurchased	Average Price Paid per Unit or Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Repurchases
October 1, 2018 - October 31, 2018	—	—	—	—
November 1, 2018 - November 30, 2018	—	—	—	—
December 1, 2018 - December 31, 2018	50,000	$9.73	50,000	—
Total	50,000	$9.73	50,000	$199,513,725

Performance Graph

The performance graph below shows a comparison of the cumulative total stockholder return, on a net dividend reinvestment basis, of $100 invested on December 15, 2017, measured on December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018. The Peer Group consists of CBRE Group, Inc., Colliers International Group Inc., Jones Lang LaSalle Incorporated, HFF, Inc., and Savills plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. Total returns are shown on a “net dividend” basis, which tax effects dividend reinvestments from companies operating under certain U.K. and European tax jurisdictions, according to local tax laws.

* $100 invested on 12/15/17 in stock or index, including reinvestment of dividends.

Note: Peer group indices use beginning of period market capitalization weighting. The above graph was prepared by Zacks Investment Research, Inc. and used with their permission, all rights reserved, Copyright 1980-2018. S&P 500 is Copyright © 2018 S&P Dow Jones Indices LLC, a division of S&P Global, all rights reserved.

Certain Definitions

We use non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). Non-GAAP financial measures used by the Company include “pre-tax Adjusted Earnings” “post-tax Adjusted Earnings”, and “Adjusted EBITDA”. These terms are defined later in this document. Adjusted Earnings and Adjusted EBITDA exclude charges with respect to grants of exchangeability. Whenever GAAP charges with respect to grants of exchangeability are discussed by the Company, such charges reflect the right of holders of limited partnership units with no capital accounts, such as LPUs and PSUs, to exchange these units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as cash paid with respect to taxes withheld or expected to be owed by the unit holder upon such exchange.

The withholding taxes related to the exchange of certain non-exchangeable units without a capital account into either common shares or units with a capital account may be funded by the redemption of preferred units such as PPSUs. Any preferred units would not be included in the Company’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain limited partnership units that may be granted exchangeability at ratios designed to cover any withholding taxes expected to be paid by the unit holder upon exchange. This is an alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.

Adjusted Earnings and Adjusted EBITDA exclude GAAP charges with respect to the grant of an offsetting amount of common stock in connection with the redemption of non-exchangeable units, including PSUs and LPUs. Such charges are economically similar to grants of exchangeability and reflect the value of the common stock issued. These charges are non-dilutive, as the units had been included when issued for diluted earnings per share calculations.

In addition, Adjusted Earnings and Adjusted EBITDA exclude GAAP charges with respect to allocations of net income to limited partnership units and FPUs. Such allocations represent the pro-rata portion of post-tax GAAP earnings available to such unit holders. These units are in the fully diluted share count and may be made exchangeable into shares of common stock or, when applicable, into partnership units with capital accounts that may be made exchangeable into common shares. When such units are exchanged into common shares, unit holders become entitled to cash dividends rather than cash distributions. The Company views such allocations as intellectually similar to dividends on common shares. Because dividends paid on common shares are not an expense under GAAP, management believes similar allocations of income to unit holders should also be excluded when analyzing the Company’s results on a fully diluted share basis with respect to Adjusted Earnings and Adjusted EBITDA.

Adjusted Earnings calculations also exclude certain unusual, one-time, non-ordinary or non-recurring items, if any, including certain gains and charges with respect to acquisitions, dispositions, or resolutions of litigation. These items are excluded from Adjusted Earnings because the Company views excluding such items as a better reflection of the ongoing operations of Newmark.

Furthermore, Adjusted Earnings and Adjusted EBITDA calculations exclude non-cash GAAP gains attributable to originated mortgage servicing rights (which Newmark refer to as “OMSRs”) and non-cash GAAP amortization of mortgage servicing rights (which the Company refers to as “MSRs”). Under GAAP, the Company recognizes OMSRs gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. Subsequent to the initial recognition at fair value, MSRs are carried at the lower of amortized cost or fair value and amortized in proportion to the net servicing revenue expected to be earned. However, it is expected that any cash received with respect to these servicing rights, net of associated expenses, will increase Adjusted Earnings and Adjusted EBITDA in future periods.

Adjusted Earnings Defined

Newmark uses non-GAAP financial measures including, but not limited to, “pre-tax Adjusted Earnings” and “post-tax Adjusted Earnings”, which are supplemental measures of operating results that are used by management to evaluate the financial performance of the Company and its consolidated subsidiaries. Newmark believes that Adjusted Earnings best reflect the operating earnings generated by the Company on a consolidated basis and are the earnings which management considers when managing its business.

As compared with “income (loss) from operations before income taxes” and “net income (loss) from operations per fully diluted share”, all prepared in accordance with GAAP, Adjusted Earnings calculations primarily exclude certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash by the Company and/or which do not dilute existing stockholders, as described below. In addition, Adjusted Earnings calculations exclude certain gains and charges that management believes do not best reflect the ordinary results of Newmark.

Adjustments Made to Calculate Pre-Tax Adjusted Earnings

Newmark defines pre-tax Adjusted Earnings as GAAP income (loss) from operations before income taxes and noncontrolling interests, excluding items such as:

•	Net non-cash GAAP gains or losses related to OMSRs and MSRs
•

The impact of any unrealized non-cash mark-to-market gains or losses on “other income” related to the variable share forward agreements with respect to Newmark’s expected receipt of the Nasdaq payments in 2019, 2020, 2021, and 2022 (the “Nasdaq Forwards”);

•	Mark-to-market adjustments for cost basis investments under ASU 2016-01;
•	Non-cash GAAP asset impairment charges, if any;
•	Allocations of net income to limited partnership units;
•	Non-cash GAAP charges related to the amortization of intangibles with respect to acquisitions;
•

GAAP charges relating to grants of exchangeability of partnership units with no capital accounts into shares of common stock or into partnership units with capital accounts, and, in conjunction with the exchange of such units, the redemption of preferred units;

•	GAAP charges with respect to the grant of an offsetting amount of common stock in connection with the redemption of certain units; and
•	Unusual, one-time, non-ordinary, or non-recurring items.

Virtually all of Newmark’s key executives and producers have equity or partnership stakes in the Company and its subsidiaries and generally receive deferred equity or limited partnership units as part of their compensation. A significant percentage of Newmark’s fully diluted shares are owned by its executives, partners and employees. The Company issues limited partnership units as well as other forms of equity-based compensation, including grants of exchangeability into shares of common stock, to provide liquidity to its employees, to align the interests of its employees and management with those of common stockholders, to help motivate and retain key employees, and to encourage a collaborative culture that drives cross-selling and revenue growth.

When the Company issues limited partnership units, the shares of common stock into which the units can be ultimately exchanged are included in Newmark’s fully diluted share count for Adjusted Earnings at the beginning of the subsequent quarter after the date of grant because the unit holder could be granted the ability to exchange their units into shares of common stock in the future. Generally, units other than preferred units are expected to be paid a pro rata distribution based on Newmark’s calculation of Adjusted Earnings per fully diluted share. Charges with respect to grants of exchangeability reflect the value of the shares of common stock into which the unit is exchangeable when the unit holder is granted exchangeability not previously expensed in accordance with GAAP. The amount of charges relating to grants of exchangeability the Company uses to calculate pre-tax Adjusted Earnings on a quarterly basis is based upon the Company’s estimate of expected grants of exchangeability to limited partnership units and other compensatory grants of equity during the annual period, as described further below under “Adjustments Made to Calculate Post-Tax Adjusted Earnings”.

Adjustments Made to Calculate Post-Tax Adjusted Earnings

Although Adjusted Earnings are calculated on a pre-tax basis, Newmark also reports post-tax Adjusted Earnings to fully diluted shareholders. The Company defines post-tax Adjusted Earnings to fully diluted shareholders as pre-tax Adjusted Earnings reduced by the non-GAAP tax provision described below and net income (loss) attributable to noncontrolling interests for Adjusted Earnings.

The Company calculates its tax provision for post-tax Adjusted Earnings using an annual estimate similar to how it accounts for its income tax provision under GAAP. To calculate the quarterly tax provision under GAAP, Newmark estimates its full fiscal year GAAP income (loss) from operations before income taxes and noncontrolling interests in subsidiaries and the expected inclusions and deductions for income tax purposes, including expected grants of exchangeability and other compensatory grants of equity during the annual period. The resulting annualized tax rate is applied to Newmark’s quarterly GAAP income (loss) from operations before income taxes and noncontrolling interests in subsidiaries. At the end of the annual period, the Company updates its estimate to reflect the actual tax amounts owed for the period.

To determine the non-GAAP tax provision, Newmark first adjusts pre-tax Adjusted Earnings by recognizing any, and only, amounts for which a tax deduction applies under applicable law. The amounts include charges with respect to grants of exchangeability and other compensatory grants of equity; certain charges related to employee loan forgiveness; certain net operating loss carryforwards when taken for statutory purposes; and certain charges related to tax goodwill amortization. These adjustments may also reflect timing and measurement differences, including treatment of employee loans; changes in the value of units between the dates of grants of exchangeability and the date of actual unit exchange; variations in the value of certain deferred tax assets; and liabilities and the different timing of permitted deductions for tax under GAAP and statutory tax requirements.

After application of these adjustments, the result is the Company’s taxable income for its pre-tax Adjusted Earnings, to which Newmark then applies the statutory tax rates to determine its non-GAAP tax provision. Newmark views the effective tax rate on pre-tax Adjusted Earnings as equal to the amount of its non-GAAP tax provision divided by the amount of pre-tax Adjusted Earnings.

Generally, the most significant factor affecting this non-GAAP tax provision is the amount of charges relating to the grants of exchangeability and other compensatory grants of equity. Because the charges relating to the grants of exchangeability and other compensatory grants of equity are deductible in accordance with applicable tax laws, increases in exchangeability and such grants have the effect of lowering the Company’s non-GAAP effective tax rate and thereby increasing its post-tax Adjusted Earnings.

Management uses Adjusted Earnings in part to help it evaluate, among other things, the overall performance of the Company’s business, to make decisions with respect to the Company’s operations, and to determine the amount of dividends payable to common stockholders and distributions payable to holders of limited partnership units.

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

Calculations Post-Tax Adjusted Earnings per Share

Newmark’s Post-tax Adjusted Earnings per share calculations assume either that:

•	The fully diluted share count includes the shares related to any dilutive instruments, but excludes the associated expense, net of tax, when the impact would be dilutive; or
•	The fully diluted share count excludes the shares related to these instruments, but includes the associated expense, net of tax.

The share count for Adjusted Earnings excludes certain shares and share equivalents expected to be issued in future periods but not yet eligible to receive dividends and/or distributions. Each quarter, the dividend payable to Newmark’s  stockholders, if any, is expected to be determined by the Company’s Board of Directors with reference to a number of factors, including post-tax Adjusted Earnings per share. Newmark may also pay a pro-rata distribution of net income to limited partnership units, as well as to Cantor for its noncontrolling interest. The amount of this net income, and therefore of these payments per unit, would be determined using the above definition of Adjusted Earnings per share on a pre-tax basis.

The declaration, payment, timing and amount of any future dividends payable by the Company will be at the discretion of its Board of Directors using the fully diluted share count. In addition, the non-cash preferred dividends are excluded from Adjusted Earnings per share as Newmark expects to redeem the related EPUs with Nasdaq shares.

Other Matters with Respect to Adjusted Earnings

The term “Adjusted Earnings” should not be considered in isolation or as an alternative to GAAP net income (loss). The Company views Adjusted Earnings as a metric that is not indicative of liquidity, or the cash available to fund its operations, but rather as a performance measure. Pre- and post-tax Adjusted Earnings, as well as related measures, are not intended to replace the Company’s presentation of its GAAP financial results. However, management believes that these measures help provide investors with a clearer understanding of Newmark’s financial performance and offer useful information to both management and investors regarding certain financial and business trends related to the Company’s financial condition and results of operations. Management believes that the GAAP and Adjusted Earnings measures of financial performance should be considered together.

Newmark anticipates providing forward-looking guidance for GAAP revenues and for certain non-GAAP measures from time to time. However, the Company does not anticipate providing an outlook for other GAAP results. This is because certain GAAP items, which are excluded from Adjusted Earnings, are difficult to forecast with precision before the end of each period. The Company therefore believes that it is not possible to forecast GAAP results or to quantitatively reconcile GAAP forecasts to non-GAAP forecasts with sufficient precision unless Newmark makes unreasonable efforts. The items that are difficult to predict on a quarterly basis with precision and which can have a material impact on the Company’s GAAP results include, but are not limited, to the following:

•

Allocations of net income and grants of exchangeability to limited partnership units, as well as other compensatory grants of equity, which are determined at the discretion of management throughout and up to the period-end;

•

The impact of certain marketable securities, as well as any gains or losses related to associated mark-to- market movements and/or hedging including with respect to the Nasdaq Forwards. These items are calculated using period-end closing prices;

•	Non-cash asset impairment charges, which are calculated and analyzed based on the period-end values of the underlying assets. These amounts may not be known until after period-end; and
•	Acquisitions, dispositions and/or resolutions of litigation, which are fluid and unpredictable in nature.

For more information regarding Adjusted Earnings, see  the Company’s most recent financial results press release in which Newmark’s non-GAAP results are reconciled to those under GAAP.

Adjusted EBITDA

Newmark also provides an additional non-GAAP financial performance measure, “Adjusted EBITDA”, which it defines as GAAP “Net income (loss) available to common stockholders”, adjusted to add back the following items:

•	Interest expense;
•	Fixed asset depreciation and intangible asset amortization;
•	Impairment charges;
•	Employee loan amortization and reserves on employee loans;
•	Provision (benefit) for income taxes;
•	Net income (loss) attributable to noncontrolling interest;
•	Allocations of net income to limited partnership units;
•

GAAP charges relating to grants of exchangeability of partnership units with no capital accounts into shares of common stock or into partnership units with capital accounts, and, in conjunction with the exchange of such units, the redemption of preferred units;

•	GAAP charges with respect to the grant of an offsetting amount of common stock in connection with the redemption of certain units;
•	Net non-cash GAAP gains or losses related to OMSRs and MSRs;
•

The impact of any unrealized non-cash mark-to-market gains or losses on “other income” related to the variable share forward agreements with respect to Newmark’s expected receipt of the Nasdaq payments in 2019, 2020, 2021, and 2022 (the “Nasdaq Forwards”);

•	Mark-to-market adjustments for cost basis investments under ASU 2016-01; and
•	Non-cash earnings or losses related to the Company’s equity investments.

The Company’s management believes that its Adjusted EBITDA measure is useful in evaluating Newmark’s operating performance, because the calculation of this measure generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, the Company’s management uses this measure to evaluate operating performance and for other discretionary purposes. Newmark believes that Adjusted EBITDA is useful to investors to assist them in getting a more complete picture of the Company’s financial results and operations.

Since Newmark’s Adjusted EBITDA is not a recognized measurement under GAAP, investors should use this measure in addition to GAAP measures of net income when analyzing Newmark’s operating performance. Because not all companies use identical EBITDA calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow or GAAP cash flow from operations because the Company’s Adjusted EBITDA does not consider certain cash requirements, such as tax and debt service payments.

For more information regarding Adjusted EBITDA, see the Company’s most recent financial results press release in which Newmark’s non-GAAP results are reconciled to those under GAAP.

Liquidity Defined

Newmark may also use a non-GAAP measure called “liquidity”. The Company considers liquidity to be comprised of the sum of cash and cash equivalents plus marketable securities that have not been financed, reverse repurchase agreements, and securities owned, less securities loaned and repurchase agreements. The Company considers this an important metric for determining the amount of cash that is available or that could be readily available to the Company on short notice.

Simplifying Non-GAAP Reporting Beginning in 2019

Beginning with the first quarter of 2019, the Company expects to simplify and clarify its definitions of Adjusted Earnings and Adjusted EBITDA in order to be more consistent with how many other companies report their non-GAAP results.

Specifically, the Company will no longer add back only grants of exchangeability to limited partnership units and FPUs and issuance of common stock. Instead, Newmark anticipates adding back all charges relating to equity-based compensation, as described below. The amount added back each period is expected to match the line item Equity-based compensation and allocations of net income to limited partnership units as recorded on the Company’s GAAP statements of cash flows. This GAAP line item includes:

•

GAAP charges relating to grants of exchangeability of partnership units with no capital accounts into shares of common stock or into partnership units with capital accounts, and, in conjunction with the exchange of such units, the redemption of preferred units;

•	GAAP charges related to amortization of RSUs and limited partnership units as well as to grants of equity awards;
•	GAAP charges with respect to the grant of an offsetting amount of common stock in connection with the redemption of certain units; and
•	GAAP allocations of net income to limited partnership units.

All share equivalents that are part of the Company’s equity-based compensation program, including RSUs, REUs, PSUs, LPUs, HDUs and other units that may be made exchangeable into common stock, have always been included in the fully diluted share count when issued. The Company expects to periodically provide an annual outlook for the growth of its fully diluted share count expected as a result of its ongoing equity-based and partnership compensation program.

The Company also plans to no longer exclude GAAP charges with respect to employee loan amortization and reserves on employee loans when calculating Adjusted EBITDA. Such GAAP charges totalled approximately $28 million in 2018 and $34 million in 2017. Newmark’s 2019 outlook for Adjusted EBITDA excludes a similar amount to the 2018 figure with respect to employee loan amortization and reserves on employee loans and is therefore consistent with the old non-GAAP definition. Going forward, the Company’s recast Adjusted EBITDA for 2017 and 2018 as well as its 2019 outlook for Adjusted EBITDA will no longer exclude GAAP charges with respect to employee loan amortization and reserves on employee loans.

These anticipated changes in non-GAAP presentation will be implemented for the first time when the Company reports its results for the three months ended March 31, 2019. The Company has recast its historical non-GAAP financial presentation for 2018 and 2017 consistent with this new definition on its investor relations website at http://ir.ngkf.com. Information contained on our website shall not be deemed to be part of this Annual Report on Form 10-K or incorporated by reference herein.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected combined and consolidated financial data for the last five years ended December 31, 2018. This selected consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Amounts in thousands, except per share data.

	Year Ended December 31,
	2018[1]	2017[1]	2016[1]	2015[1]	2014[1]
Revenues:
Commissions	$1,286,339	$1,014,716	$849,419	$806,931	$543,520
Gain from mortgage banking activities, net	182,264	206,000	193,387	115,304	79,751
Management services, servicing fees and other	578,976	375,734	307,177	278,012	220,976
Total revenues	2,047,579	1,596,450	1,349,983	1,200,247	844,247
Expenses:
Compensation and employee benefits	1,155,834	1,020,183	849,975	816,268	561,181
Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock	230,795	114,657	72,318	142,195	20,467
Total compensation and employee benefits	1,386,629	1,134,840	922,293	958,463	581,648
Operating, administrative and other	331,758	219,163	185,343	162,316	116,381
Fees to related parties	26,162	20,771	18,010	18,471	11,208
Depreciation and amortization	97,733	95,815	72,197	71,774	41,083
Total operating expenses	1,842,282	1,470,589	1,197,843	1,211,024	750,320
Other income (losses), net:
Other income (loss)	127,293	73,927	15,279	(460)	(1,146)
Total other income (losses), net	127,293	73,927	15,279	(460)	(1,146)
Income (loss) from operations	332,590	199,788	167,419	(11,237)	92,781
Interest income, net	(50,205)	2,786	3,786	1,867	622
Income (loss) before income taxes and noncontrolling interests	282,385	202,574	171,205	(9,370)	93,403
Provision (benefit) for income taxes	90,487	57,478	3,993	(6,644)	(268)
Consolidated net income (loss)	191,898	145,096	167,212	(2,726)	93,671
Less: Net income (loss) attributable to noncontrolling interests	85,166	604	(1,189)	77	933
Net income (loss) to common stockholders	$106,732	$144,492	$168,401	$(2,803)	$92,738
Per share data:
Basic earnings (loss) per share	$0.65	$1.08	N/A	N/A	N/A
Fully diluted earnings per share	$0.64	$0.85	N/A	N/A	N/A
Basic weighted-average shares of common stock outstanding	157,256	133,413	N/A	N/A	N/A
Fully diluted weighted-average shares of common stock outstanding	163,810	138,398	N/A	N/A	N/A
Dividends declared per share of common stock	$0.36	N/A	N/A	N/A	N/A
Dividends declared and paid per share of common stock	$0.27	N/A	N/A	N/A	N/A
Cash and cash equivalents	$122,475	$121,027	$66,627	$111,430	$94,132
Total assets	$3,454,157	$2,273,007	$2,534,688	$1,657,930	$1,773,785
Notes payable and collateralized borrowings	$537,926	$670,710	$—	$—	$—
Notes payable to related parties	$—	$412,500	$690,000	$—	$—
Total liabilities	$2,371,189	$2,029,593	$1,550,905	$853,896	$1,089,909
Total stockholders’ equity	$1,056,798	$222,318	$983,783	$804,034	$683,876

(1)

Financial results have been retrospectively adjusted to include the financial results of Berkeley Point. See “Item 7––Management, Discussion and Analysis of Financial Condition and Results of Operations — Berkeley Point Acquisition and Investment in Real Estate L.P.”

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Newmark’s financial condition and results of operations should be read together with Newmark’s consolidated financial statements and related notes, as well as the “Special Note Regarding Forward-Looking Statements” relating to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included elsewhere in this Annual Report on Form 10-K. When used herein, the terms “Newmark Knight Frank,” “Newmark,” the “Company,” “we,” “us,” and “our” refer to Newmark and its consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2018, 2017 and 2016. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our consolidated financial statements and the notes thereto included elsewhere in this report.

Overview and Business Environment

Newmark is a growing, full-service commercial real estate services business. We have been the fastest growing U.S. commercial real estate services firm (when compared with our publicly traded U.S. peers), with a revenue CAGR of 23.2% from 2016 to 2018. We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and GSE lending and loan servicing, mortgage broking and equity-raising. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the year ended December 31, 2018, we generated revenues of $2.0 billion representing year-over-year growth of 28%.

We generate revenues from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Our growth to date has been focused in North America. We have more than 5,200 employees, including more than 1,700 revenue-generating producers in over 135 offices in 96 cities. In addition, Newmark has licensed its name to 15 commercial real estate providers that operate out of 27 offices in certain locations where Newmark does not have its own offices. Our partner, Knight Frank, operates out of over 500 offices.

The discussion of our financial results reflects only those businesses owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the Newmark name in their branding or marketing.

Over the past several years, we expanded our capital markets capabilities through the strategic addition of many prolific, accomplished capital markets producers in key markets throughout the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of $60.0 billion as of December 31, 2018 (of which approximately 5% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans. Additionally, we expect to see continued growth from our valuation and advisory business particularly in conjunction with our increasingly robust capital markets platform.

We continue to invest in the business by adding high profile and talented producers and other revenue-generating professionals. Historically, newly hired commercial real estate producers tend to achieve dramatically higher productivity in their second and third years with our company, although we incur related expenses immediately. As our newly hired producers increase their production, we expect our commission revenue and earnings growth to accelerate, thus reflecting our operating leverage. Our pre-tax margins are impacted by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole and margins from “Gains from mortgage banking activities/originations”, net tend to be lower as we retain rights to service loans over time. In addition, capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and visibility when compared with leasing advisory. Capital markets transactions tend to have higher pre-tax margins than leasing advisory transactions, while leasing advisory revenues are generally more predictable than revenues from capital markets. Property and facilities management, along with certain of our other GCS products, generally have the most predictable and steady revenues, although pre-tax earnings margins for property and facilities management are at the lower end of those for our business as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period, which provides us with stable and foreseeable sources of revenues. Newmark’s revenues are balanced between businesses that are relatively less predictable and contractual sources that are very predictable. Approximately 68% of our revenues for the year ended December 31, 2018 were generated by our most predictable and highly visible sources, including agency leasing, valuation, GCS, management services, loan servicing and tenant representation leasing business. The remaining 32% of revenues were generated by our more transactional investment sales, mortgage brokerage, and GSE lending platforms. Despite being more transactional, there are $2 trillion of mortgage maturities between 2019 and 2023 which should support strong levels of mortgage brokerage activities.

Berkeley Point Acquisition and Investment in Real Estate LP

On July 18, 2017, BGC announced that it agreed to acquire Berkeley Point from an affiliate of Cantor. This affiliate of Cantor had acquired Berkeley Point on April 10, 2014. Berkeley Point is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans, including those it originates. The acquisition of Berkeley Point was completed on September 8, 2017 (the “Berkeley Point Acquisition”). The total consideration for the Berkeley Point Acquisition was $875 million, subject to certain adjustments at closing.

On December 13, 2017, in connection with the Separation, the assets and liabilities of BPF were transferred to Newmark. This transaction has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, our financial results have been recast to include the financial results of BPF in the prior periods as if BPF had always been consolidated. The addition of Berkeley Point has significantly increased the scale and scope of our business and generated substantial revenue synergies across our multifamily business.

The following table summarizes the impact of the Berkeley Point Acquisition to Newmark’s consolidated statement of operations for the year ended December 31, 2016 (in thousands, except per share amounts):

	Year ended December 31, 2016
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income before income taxes and noncontrolling interests	$45,295	$125,910	$171,205
Consolidated net income	$41,382	$125,830	$167,212
Less: Net loss attributable to noncontrolling interests	(1,189)	—	(1,189)
Net income available to common stockholders	$42,571	$125,830	$168,401

Concurrently with the Berkeley Point Acquisition, on September 8, 2017 Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance

Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment are available. As of December 31, 2018, Newmark’s investment in Real Estate LP was accounted for under the equity method.

Separation, Initial Public Offering, and Spin-Off

Separation and Distribution Agreement

On December 13, 2017, prior to the closing of Newmark’s IPO, BGC, BGC Holdings, BGC Partners, L.P. (BGC U.S. OpCo), Newmark, Newmark Holdings, Newmark Holdings, Newmark OpCo, and, solely for the provisions listed therein, Cantor and (BGC Global OpCo) entered into a Separation and Distribution Agreement (the “Original Separation and Distribution Agreement”). The Original Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

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
•

the pro rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of Class A common stock of BGC and shares of Newmark Class B Common Stock held by BGC would be distributed to the holders of shares of Class B common stock of BGC (which were then Cantor and another entity controlled by Howard W. Lutnick), which distribution was intended to qualify as generally tax-free for U.S. federal income tax purposes; provided that the determination of whether, when and how to proceed with the Distribution shall be entirely within the discretion of BGC; and

•	other agreements governing the relationship between BGC, Newmark and Cantor.

Related Agreements

In connection with the Separation and the IPO, on December 13, 2017, the applicable parties entered into the following additional agreements:

•	an Amended and Restated Agreement of Limited Partnership of Newmark Holdings, dated as of December 13, 2017;
•	an Amended and Restated Agreement of Limited Partnership of Newmark OpCo, dated as of December 13, 2017 and as amended on September 26, 2018;
•	a Second Amended and Restated Agreement of Limited Partnership of BGC U.S. OpCo, dated as of December 13, 2017;
•	a Second Amended and Restated Agreement of Limited Partnership of BGC Global OpCo, dated as of December 13, 2017;
•	a Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor, BGC and Newmark;
•	a Transition Services Agreement, dated as of December 13, 2017, by and between BGC and Newmark;

•	a Tax Matters Agreement, dated as of December 13, 2017, by and among BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings and Newmark OpCo;
•	an Amended and Restated Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor and BGC;
•	an Exchange Agreement, dated as of December 13, 2017, by and among Cantor, BGC and Newmark;
•	an Administrative Services Agreement, dated as of December 13, 2017, by and between Cantor and Newmark; and
•	a Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor and Newmark.

Immediately prior to the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of Newmark Class A common stock (the “exchange ratio”). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest is exchangeable for one Newmark Class A common stock, however, the exchange ratio is subject to adjustment. For example, for reinvestment, acquisition or other purposes, Newmark has determined on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Original Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the re-investment of cash by Newmark into Newmark Opco as a result of the distribution of such smaller percentage, after the payment of taxes. As of December 31, 2018, the exchange ratio equaled 0.9793.

Initial Public Offering

On December 19, 2017, Newmark closed its IPO of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share. A registration statement relating to these securities was filed with, and declared effective by, the U.S. Securities and Exchange Commission. In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark’s Class A common stock at the IPO price, less underwriting discounts and commissions (“the overallotment option”). Subsequent to the IPO, the underwriters exercised the overallotment option in full. Upon the closing of the overallotment option, which occurred on December 26, 2017, Newmark’s public stockholders owned approximately 9.8% of what was then Newmark’s 234.2 million fully diluted shares outstanding. Newmark received aggregate net proceeds of $295.4 million from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses. Newmark used the proceeds, net of underwriting discounts and commissions from the IPO to partially repay the Term Loan.

March 2018 Investment by BGC

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings for approximately $242.0 million (“BGC’s 2018 Investment in Newmark”). The price per Newmark Unit was based on the $14.57 closing price of Newmark’s Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These newly-issued Newmark Units were exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock of Newmark. BGC’s 2018 Investment in Newmark was made pursuant to an Investment Agreement, dated as of March 6, 2018, by and among BGC, BGC Holdings, BGC Partners, L.P., BGC Global Holdings, L.P., Newmark, Newmark Holdings and Newmark Partners, L.P. BGC’s 2018 Investment in Newmark and related transactions were approved by the Audit Committees and Boards of Directors of BGC and Newmark. BGC and its operating subsidiaries funded BGC’s 2018 Investment in Newmark using the proceeds of BGC’s CEO sales program. Prior to the Spin-Off, the Newmark Units then held by BGC Partners were primarily exchanged into Newmark Class A or Class B common stock and were included as part of the Newmark Distribution to holders of shares of BGC Class A or Class B common stock.

Debt Repayment and Credit Agreements

As of January 1, 2018 Newmark had an outstanding balance of $270.7 million under the Term Loan (as defined below).  Newmark used the proceeds of BGC’s 2018 Investment in Newmark plus cash on hand to repay in full the Term Loan.

As of January 1, 2018, Newmark had an outstanding balance of $40.0 million under an unsecured senior credit agreement, which was amended and restated on March 19, 2018 (“Intercompany Credit Agreement.)  Through the six months ended June 30, 2018, Newmark borrowed an additional $230.0 million and used these proceeds plus cash on hand to fund its restricted cash account pledged for the benefit of Fannie Mae.  On September 4, 2018 Newmark borrowed $112.5 million in order to repay the 2042 Promissory Note. On October 4, 2018, Newmark withdrew $252.0 million of cash on hand that was in excess of the minimum balance required to be pledged for the benefit of Fannie Mae to repay $252.0 million towards the outstanding balance of the Intercompany Credit Agreement. The remaining balance of $130.5 million was repaid with the proceeds of the 6.125% Senior Notes.

As of January 1, 2018, Newmark had an outstanding balance of $400.0 million under the Converted Term Loan, (as defined below).  On June 19, 2018 Newmark repaid $152.9 million, and on September 26, 2018 repaid $113.2 million of the Converted Term Loan, using the proceeds from the Newmark Opco Preferred Investments.  On November 6, 2018, Newmark repaid the remaining balance of $133.9 million with the proceeds of the 6.125% Senior Notes.

As of January 1, 2018 Newmark, had an outstanding balance of $112.5 million under the 2042 Promissory Note (“2042 Promissory Note”) payable to BGC.  On September 4, 2018, Newmark borrowed $112.5 million under the Intercompany Credit Agreement and repaid this note in full.

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023. The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.937% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of approximately $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. Newmark used the net proceeds to repay the remaining balance of the Converted Term Loan of $133.9 million, the balance of the Intercompany Credit Agreement of $130.5 million, and a portion of the 2019 Promissory Note (as defined below).

On November 23, 2018, Newmark repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note, (as defined below), primarily using proceeds from the sale of its 6.125% Senior Notes. Upon repayment of the 2019 Promissory Note, Newmark had no further debt obligations owed to or guaranteed by BGC, which was one of the requirements for the Spin-Off to be tax free.

On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility (the “Credit Facility”).

On November 30, 2018 the Company entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor.  The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion.  Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250 million from each other from time to time at an interest rate which is higher to Cantor’s or the Company’s short-term borrowing rate then in effect, plus 1.0%.

Credit Rating

In 2018, we improved the credit profile of Newmark. The combination of our lower long-term debt and higher total equity have improved our credit ratios with specific regard to debt to equity. Newmark received a stand-alone BBB- stable credit rating from Fitch and Kroll, as well as a BB+ stable rating from Standard & Poor’s during the third quarter of 2018.

Amendment to Separation and Distribution Agreement

On November 8, 2018, BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo, Cantor and BGC Global OpCo entered into an Amendment No. 1 to the Original Separation and Distribution Agreement (“Amendment No. 1) to clarify the original intent of the parties, including with respect to the calculation of the Distribution Ratio (as defined in the Original Separation and Distribution Agreement), certain issuances of BGC common stock and Newmark common stock, and certain adjustments to the Exchange Ratio (as defined in the Original Separation and Distribution Agreement).

Amended and Restated Separation and Distribution Agreement

On November 23, 2018, BGC Partners, BGC Holdings, BGC U.S. Opco, Newmark, Newmark Holdings, Newmark Opco and, solely for the provisions set forth therein, Cantor and BGC Global Opco and, collectively, the “Parties”) entered into an Amended and Restated Separation and Distribution Agreement (the “Amended and Restated Separation and Distribution Agreement”). The Parties had previously entered into the Original Separation and Distribution Agreement, and Amendment No.1.

As compared to the Original Separation and Distribution Agreement, as amended by Amendment No.1, the Amended and Restated Separation and Distribution Agreement includes, among others, the following changes:

•

for purposes of calculating the Distribution Ratio (as defined in the Amended and Restated Separation and Distribution Agreement), the number of shares of Newmark common stock held by BGC Partners includes shares of Newmark common stock that would be held by BGC Partners if all Newmark Opco units and exchangeable Newmark Holdings units held by BGC Partners and its subsidiaries were exchanged for shares of Newmark common stock and distributed to BGC Partners;

•

prior to the Spin-Off, BGC U.S. Opco and BGC Global Opco shall distribute any Newmark Opco units or Newmark Holdings units held by such entities to their equity holders, and prior to the Spin-Off, BGC Partners shall contribute any Newmark Opco units held by it (including Newmark Opco units underlying Newmark Holdings units) to Newmark in exchange for newly issued shares of Newmark common stock;

•

prior to the Spin-Off, in connection with a mandatory reinvestment by BGC Partners following the issuance of shares of BGC Partners common stock, BGC Partners could contribute the net proceeds of such issuance to BGC U.S. Opco and BGC Global Opco in exchange for a combination of (i) newly issued BGC U.S. Opco units, (ii) newly issued BGC Global Opco units and (iii) Newmark Opco and/or Newmark Holdings units held by BGC U.S. Opco and/or BGC Global Opco;

•

prior to the Spin-Off, in the event that any person forfeits any restricted shares of BGC Partners common stock, BGC Partners would deliver BGC U.S. Opco units, BGC Global Opco units and Newmark Opco units to BGC U.S. Opco, BGC Global Opco and Newmark Opco, respectively;

•

the existing adjustment to the Exchange Ratio (as defined in the Amended and Restated Separation and Distribution Agreement) was revised so that, in the event that there shall be any Reinvestment Cash (as defined in the Amended and Restated Separation and Distribution Agreement) in any fiscal quarter, the Exchange Ratio shall be adjusted so that it shall be equal to (i) the number of fully diluted outstanding shares of Newmark common stock (as defined in the Amended and Restated Separation and Distribution Agreement) as of immediately prior to such adjustment, divided by (ii) the sum of (A) the number of fully diluted outstanding shares of Newmark common stock as of immediately prior to such adjustment, plus (B) the Adjustment Factor (as defined below) for such fiscal quarter plus (C) the sum of the aggregate Adjustment Factors for all prior fiscal quarters following the initial public offering of Newmark Class A common stock, where:

o

the Adjustment Factor shall be equal to the Reinvestment Cash divided by the Newmark Current Market Price (as defined in the Amended and Restated Separation and Distribution Agreement) as of the day prior to the date on which the adjustment to the Exchange Ratio is made for such fiscal quarter; provided that

o

if, in any subsequent fiscal quarter, the Exchange Ratio shall be further adjusted and the Newmark Current Market Price as of the day prior to the date on which such further adjustment is made is greater than the Newmark Current Market Price used in the bullet above, then the Adjustment Factor for such prior fiscal quarter shall be re-calculated using such greater Newmark Current Market Price; and

BGC U.S. Opco and BGC Global Opco, on the one hand, and Newmark Opco, on the other hand, shall each be responsible to issue an appropriate number of units to BGC Partners in connection with potential issuance of a share of BGC Partners common stock by BGC Partners prior to the Spin-Off, where such share of BGC Partners common stock was included in the fully diluted share count of BGC Partners as of the Partnership Divisions (as defined in the Amended and Restated Separation and Distribution Agreement).

The Spin-Off

On November 30, 2018, BGC completed the Spin-Off to its stockholders of all of the shares of our common stock owned by BGC as of immediately prior to the effective time of the Spin-Off, with shares of our Class A common stock distributed to the holders of shares of BGC’s Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on November 23, 2018 (the “Record Date”), and shares of our Class B common stock distributed to the holders of shares of BGC’s Class B common stock (consisting of Cantor and CFGM of record as of the close of business on the Record Date).

Based on the number of shares of BGC common stock outstanding as of the close of business on the Record Date, BGC’s stockholders as of the Record Date received in the Spin-Off 0.463895 of a share of Newmark Class A common stock for each share of BGC Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Class B common stock held as of the Record Date. BGC Partners stockholders received cash in lieu of any fraction of a share of Newmark common stock that they otherwise would have received in the Spin-Off.

Prior to and in connection with the Spin-Off, 15.1 million Newmark Units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo Units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders.

In the aggregate, BGC distributed 131,886,409 shares of our Class A common stock and 21,285,537 shares of our Class B common stock to BGC’s stockholders in the Spin-Off. These shares of our common stock collectively represented approximately 94% of the total voting power of our outstanding common stock and approximately 87% of the total economics of our outstanding common stock in each case as of the Spin-Off Date.

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of December 31, 2018, the exchange ratio was 0.9793 shares of Newmark common stock per Newmark Holdings unit.

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be our controlling stockholder, and BGC and its subsidiaries no longer held any shares of our common stock or other equity interests in us or our subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.

Prior to the Spin-Off, 100% of the outstanding shares of our Class B common stock were held by BGC. Because 100% of the outstanding shares of BGC Class B common stock were held by Cantor and CFGM as of the Record Date, 100% of the outstanding shares of our Class B common stock were distributed to Cantor and CFGM in the Spin-Off. As of the Distribution Date, shares of our Class B common stock represented 57.8% of the total voting power of the outstanding Newmark common stock and 12.1% of the total economics of the outstanding Newmark common stock. Cantor is controlled by CFGM, its managing general partner, and, ultimately, by Howard W. Lutnick, who serves as Chairman of Newmark. Mr. Lutnick is also the Chairman of the Board of Directors and Chief Executive Officer of BGC Partners and Cantor and the Chairman and Chief Executive Officer of CFGM, as well as the trustee of an entity that is the sole shareholder of CFGM. Stephen M. Merkel, our Executive Vice President and Chief Legal Officer, serves as Executive Vice President, General Counsel and Assistant Secretary of BGC Partners, and is employed as Executive Managing Director, General Counsel and Secretary of Cantor.

Nasdaq Monetization Transactions

On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq. The total consideration received in the transaction included $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. Nasdaq generated gross revenues of approximately $4.3 billion in 2018. The earn-out was excluded from the initial gain on the divestiture and is recognized in income as it is realized and earned when these contingent events have occurred, consistent with the accounting guidance for gain contingencies. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. Any Nasdaq shares that were received by BGC prior to September 28, 2017 were not transferred to Newmark.

In connection with the Nasdaq Earn-out, Newmark received 992,247 shares of Nasdaq common stock during the year ended December 31, 2018 and 992,247 shares of Nasdaq common stock during the year ended December 31, 2017. Newmark will recognize the remaining earn-out of up to 8,930,223 shares of Nasdaq common stock ratably over the next approximately 9 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. During the year ended December 31, 2018, Newmark sold 1,142,247 of the Nasdaq shares. In November of 2017, Newmark sold 242,247 shares and had 600,000 shares remaining in connection with the Nasdaq Earn-Out as of December 31, 2018.

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

The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark, into a fixed number of shares of Newmark’s Class A common stock, subject to a revenue hurdle, in each of the fourth quarters of 2019 through 2022 for the first, second, third and fourth tranche, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark they have been included as “Non controlling interests” on the consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs as “Retained earnings” on the consolidated statement of changes in equity and included in “consolidated net income (loss) available to common stockholders” for purposes of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the newly formed SPVs that are consolidated subsidiaries of Newmark, entered into four variable postpaid forward contracts with RBC (together, the "RBC Forwards"). The SPVs are indirect subsidiaries of Newmark whose sole assets are the Nasdaq share Earn-outs for 2019 through 2022. The RBC Forwards provide the option to both Newmark and RBC for RBC to receive up to 992,247 shares of Nasdaq common stock, received by Newmark pursuant to the Nasdaq Earn-out (see Note 7— “Marketable Securities” to our Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K), in each of the fourth quarters of 2019 through 2022 in exchange for either cash or redemption of the EPUs, solely at Newmark’s option.

As the RBC Forwards provide Newmark with the ability to redeem the EPUs for Nasdaq stock, and the two instruments are not legally detachable, they represent a single financial instrument. The financial instrument’s EPU redemption feature for Nasdaq common stock is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instrument and therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on Newmark’s consolidated balance sheet as “Other assets”, with all changes in fair value recorded as a component of ”Other income” on Newmark’s consolidated statements of operations.

Employees to Newmark and Other Related Party Transactions

In connection with the expansion of our mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of its affiliate, CCRE, have transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018 and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million. In consideration for the Cantor payment, Newmark has agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark.  Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.

In November 2018, the Audit Committee authorized Newmark to enter into an engagement agreement with Cantor Fitzgerald & Co. and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions as requested by Newmark on behalf of its affiliates from time to time on specified terms, conditions and fees.

In February 2019, the Audit Committee of the Company authorized Newmark and its subsidiaries to originate and service GSE loans to Cantor and its affiliates (other than BGC) and service loans originated by Cantor and its affiliates (other than BGC) on prices, rates and terms no less favorable to Newmark and its subsidiaries than those charged by third parties. The authorization is subject to certain terms and conditions, including but not limited to: (i) a maximum amount up to $100 million per loan, (ii) a $250 million limit on loans that have not yet been acquired or sold to a GSE at any given time, and (iii) a separate a $250 million limit on originated Fannie Mae loans outstanding to Cantor at any given time.

Growth Drivers

The key drivers of revenue growth for U.S. commercial real estate services companies include the overall health of the U.S. economy, the institutional ownership of commercial real estate as an investible asset class and the ability to attract and retain talent. In addition, in our capital markets business growth is driven by the availability of credit to purchasers of and investors in commercial real estate. In our multifamily business, delayed marriages, an aging population and immigration to the U.S. are increasing a pressing need for new apartments, with an estimated 4.6 million needed by 2030, according to a recent study commissioned by the National Multifamily Housing Council and the National Apartment Association. This should continue to drive investment sales, GSE multifamily lending and other mortgage brokerage and growth in our servicing portfolio for the foreseeable future. Our origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency. As of December 31, 2018, the industry-wide caps are set at $35 billion for each of Fannie Mae and Freddie Mac, excluding loans exempt from the caps, such as loans in the affordable and underserved market segments, or that finance water and energy efficiency improvements. These excluded categories can make up a significant portion of the overall market. For example, in 2018, more than half of the loan production reported by Fannie Mae and Freddie Mac was excluded from the FHFA lending caps.

Economic Growth in the United States

The U.S. economy expanded by 2.9% during 2018, according to a preliminary estimate from the U.S. Department of Commerce. This growth compares with an increase of 2.2% during 2017. The consensus is for U.S. gross domestic product to expand by 2.5% in 2019 and 1.9% in 2020, according to a recent Bloomberg survey of economists. This moderate pace of growth should help keep interest rates and inflation low by historical standards.

The Bureau of Labor Statistics preliminarily reported that employers added a monthly average of 223 thousand net new payroll jobs during 2018, which was above the prior year period’s 188 thousand and the seasonally adjusted average of 182 thousand per month in 2017. Despite the return to pre-recession unemployment rates (3.8% as of December), the number of long-term unemployed and the labor force participation rate (the latter of which is near a 30-year low) remained disappointing for many economists, but these indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield ended 2018 at 2.7%, up 28 basis points from the year-earlier date. However, 10-year Treasury yields have remained well below their 50-year average of approximately 6.4%, in large part due to market expectations that the Federal Open Market Committee will only moderately raise the federal funds rate over the next few years, as well as due to muted long-term inflation expectations. Interest rates are also relatively low due to even lower or negative benchmark government interest rates in much of the rest of the developed world, which makes U.S. government bonds relatively more attractive.

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

The following key trends drove the commercial real estate market during 2018:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate space across all major sectors;
•	Technology, professional and business services, coworking/flex and healthcare continued to power demand for office space;
•

E-commerce and supply-chain optimization has pushed industrial absorption to 35 consecutive quarters of positive net absorption, creating tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from sustained job growth, and underlying demographic trends towards apartment living among two key age groups: millennials and baby boomers; and
•	Continued corporate employment growth, combined with increased leisure travel, generated demand for hotel room-nights.

The U.S. tax cuts lifted growth, along with leasing activity. Rising inflation and interest rates, byproducts of faster economic growth, could deliver a mixed outcome: rising interest rates can put upward pressure on cap rates, but stronger rent growth and sustained investor demand could support higher property values and income growth.

Market Statistics

Although overall industry metrics are not necessarily correlated to our revenues, they do provide some indication of the general direction of the business. We believe that limited available product domestically, coupled with a favorable cap rate spread between global benchmark government bond yields and U.S. cap rates will drive future international investment.

According to Real Capital Analytics (“RCA”), prices for commercial real estate were up by 6.2% year-over-year for the year ended December 31, 2018. During the year, U.S. Commercial real estate sales volumes totaled approximately $562 billion in the U.S. According to a November 2018 Mortgage Bankers Association (“MBA”) forecast, originations of commercial/multifamily loans of all types are projected to be flat in terms of dollar volume for the year ended December 31, 2018.  In comparison, our real estate capital markets businesses, which includes investment sales and commercial mortgage brokerage, increased its revenues by 17.9% year-over-year, primarily due to organic growth. Our loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. GSE multifamily volumes increased by 2% year-over-year in 2018. The GSE multifamily agency volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by Newmark and its competitors by 30 to 45 days. As with other multifamily agency lenders, the Company’s mix of originations, and therefore revenues, can vary depending on the size of loans, as well by the categories of loans with respect to the FHA, Freddie Mac, and different Fannie Mae structures. Newmark’s overall volumes from multifamily originations, investment sales, and non-originated mortgage brokerage increased by 21.8 % year-on-year to approximately $33 billion in 2018. Given its pipeline of financings and its continued ability to increase cross-selling between its origination, investment sales, and mortgage brokerage businesses, the Company expects its multifamily capital markets business to grow faster than the overall market.

According to NKF Research, the combined average vacancy rate for office, industrial, and retail properties ended the year at 5.8%, down from 8.2% a year earlier, and a 240 basis point improvement over the past 12 months. Rents for all property types in the U.S. continued to increase across all 3 sectors. NKF Research estimates that overall U.S. leasing activity in 2018 increased from a year ago, as the expansion has continued in recent quarters following consistent growth since the start of the current cycle. In comparison, revenues from our leasing and other commissions business increased by 32.5%.

Regulatory Environment

See “Business—Regulation” in Part I, Item 1 of this Annual Report on Form 10-K for information related to our regulatory environment.

Liquidity

See “—Financial Position, Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.

Hiring and Acquisitions

Key drivers of our revenue are producer headcount and average revenue per producer. We believe that our strong technology platform and unique partnership structure have enabled us to use both acquisitions and recruiting to profitably increase our front-office revenue per producer.

We have invested significantly to capitalize on the current business environment through acquisitions, technology spending and the hiring of new producers, salespeople, managers and other front-office personnel. The business climate for these acquisitions has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have been able to attract businesses and producers, salespeople, managers and other front-office personnel to our platform as we believe they recognize that we have the scale, technology, experience and expertise to succeed in the current business environment. See “Item 1— Business—Our History” for a description of our acquisitions since 2017.

As of December 31, 2018, our producer headcount was up 10% to 1,700 producers and salespeople as compared to the prior year. For the year ended December 31, 2018, average revenue generated per producer increased by 12%, as compared to the prior year, to approximately $905 thousand. This growth can be attributed to the ramp up of producers we hired over the past year as well as growth in our debt business.

Since 2015, our acquisitions have included Berkeley Point, a controlling interest in a commercial real estate due diligence joint venture, several companies which were affiliated under the Apartment Realty Advisors brand, Computerized Facility Integration, LLC (which we refer to as “CFI”), Excess Space, RKF, Jackson & Cooksey, Inc., MiT National Land Services, LLC  and several local and regional brokerage, property management, project management and commercial real estate valuation and advisory services companies, including our first international acquisition in Mexico City.

Financial Overview

Revenues

We derive revenues from the following general four sources:

•

Leasing and Other Commissions. We offer a diverse range of commercial real estate brokerage and advisory services, including tenant and agency representation, which includes comprehensive lease negotiations, strategic planning, site selection, lease auditing, and other financial and market analysis.

•

Capital Markets. Our real estate capital markets business specializes in the arrangement of acquisitions and dispositions of commercial properties, as well as providing other financial services, including the arrangement of debt and equity financing, and loan sale advisory.

•

Gains from Mortgage Banking Activities/Originations, Net. Gains from mortgage banking activities/originations are derived from the origination of loans with borrowers and the sale of those loans to investors.

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

Fees are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. In capital markets, fees are earned and recognized when the sale of a property closes, and title passes from seller to buyer for investment sales and when debt or equity is funded to a vehicle for debt and equity transactions. Gains from mortgage banking activities/originations, net are recognized when a derivative asset is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Gains from mortgage banking activities/originations, net are recognized net of related fees and commissions to affiliates or third-party brokers. For loans we produce, revenues are recognized when the loan is closed. Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow accounting principles generally accepted in the U.S., or “U.S. GAAP”, which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for Leasing and Capital Markets transactions. See Note 3—"Summary of Significant Accounting Policies” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a more detailed discussion.

Expenses

Compensation and Employee Benefits

The majority of our operating costs consist of cash and non-cash compensation expenses, which include base salaries, producer commissions based on production, discretionary and other bonuses and all related employee benefits and taxes. Our employees consist of commissioned producers, executives and other administrative support. Our producers are compensated based on the revenue they generate for the firm, keeping these costs variable in nature.

As part of our compensation plans, certain employees have been granted limited partnership units in BGC Holdings and Newmark Holdings, which generally receive quarterly allocations of net income, that are cash distributed on a quarterly basis and that are generally contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPU’s and issuance of common stock” in our consolidated statements of operations.

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

Certain limited partnership units are granted exchangeability into Class A common stock.  At the time exchangeability is granted, the Company recognizes an expense based on the fair value of the award on that date, which is included in Allocations of net income and grants of exchangeability to limited partnership units and FPUs and issuance of common stock in our consolidated statements of operations.

Our employees have been awarded preferred partnership units in BGC Holdings and Newmark Holdings. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation, which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units in BGC Holdings and Newmark Holdings, respectively. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution.  Preferred Units may not be made exchangeable into our Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in our fully diluted share count. The quarterly allocations of net income on these preferred partnership units are also reflected in compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPU’s and issuance of common stock” in our consolidated statements of operations.

We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans, which may be either wholly or in part repaid from the distribution earnings that the individual receives on their limited partnership interests in BGC Holdings and Newmark Holdings. The forgivable portion of these loans is recognized as compensation expense over the life of the loan.

From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest (see Note 29— “Compensation” and Note 30— “Commitment and Contingencies,” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

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

Other Income, Net

Other income is comprised of the gains associated with the earn-out shares related to the Nasdaq transaction and the movements related to the to the impact of any unrealized non-cash mark-to-market gains or losses related to the RBC forward agreement. Additionally, other income included gains (losses) on equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, and the mark-to-market gains or losses on the cost method investments accounted for pursuant to the measurement alternative under ASU 2016-01.

Provision for Income Taxes

We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (which we refer to as “UBT”) in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (see Note 2 – “Limited Partnership Interests”, to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.) rather than the partnership entity. The Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes.

Financial Highlights

For the year ended December 31, 2018, Newmark’s total revenues increased by 28.3% as compared to the year ended December 31, 2017. This improvement was led by an almost entirely organic 32.5% increase in leasing and other commissions, 17.9% increase in revenues from capital markets brokerage, net and a 54.1% increase in management services, servicing fees, partially offset by an 11.5% decrease in gains from mortgage banking activities. We believe that we continue to gain market share in capital markets as we outpaced relevant industry metrics. Our growth has outpaced the overall market as we continue to hire high quality producers, strategically acquire local and regional firms and enhance our cross-selling capabilities across business lines as prior acquisitions and hires become more acclimated to the platform.

Impact of Adopting Revenue Recognition Guidance

On January 1, 2018, we adopted ASC 606, which provides accounting guidance on the recognition of revenues from contracts with customers and impacts the presentation of certain revenues and expenses in our consolidated statements of operations. Newmark elected to adopt ASC 606 using a modified retrospective approach with regard to contracts that were not completed as of December 31, 2017, and prospectively from January 1, 2018 onward. Accordingly, our financial information has not been revised for historical comparable periods and are presented under the accounting standards in effect during those periods. Due to the adoption of ASC 606, for all periods from the first quarter of 2018 onward, Newmark did not and will not record revenues or earnings related to “Leasing and other commissions” with respect to contingent revenue expected to be received in future periods as of

December 31, 2017, in relation to contracts signed prior to January 1, 2018, for which services have already been completed. Instead, the Company recorded this contingent revenue and related commission payments on the balance sheet on January 1, 2018, with a corresponding pre-tax improvement of approximately $22.7 million and Newmark recognized an increase of $16.5 million and $2.3 million to beginning retained earnings and non-controlling interests, respectively, as a cumulative effect of adoption of an accounting change. Over time, the Company expects to receive $23 million of cash related to these “Leasing and other commissions” receivables, primarily over the course of 2018 and 2019. This cash, however, will not be recorded as GAAP net income. Additionally, prior to the adoption of ASC 606, Newmark presented certain management services expenses incurred on behalf of customers, subject to reimbursement, on a net basis. Under ASC 606, Newmark concluded that it controls the services provided by a third party on behalf of customers and, therefore, acts as a principal under those contracts and will present the related expenses on a gross basis in our consolidated statements of operations, with no impact on net income available to common stockholders.

ASC 606 does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP guidance, and as a result, did not have an impact on the elements of our consolidated statements of operations most closely associated with financial instruments, including Gains from mortgage banking activities/originations, net and Servicing fees.

There was no significant impact as a result of applying ASC 606 to our results of operations for the year ended December 31, 2018, except as it relates to the recognition and presentation of Management services and other revenues that contained additional pass-through revenues and certain Operating, Administrative and Other expenses subject to reimbursement.

Refer to Note 3— “Summary of Significant Accounting Policies” and Note 13— “Revenues from Contracts with Customers” in our Consolidated Financial Statements included in this Annual Report on Form 10-K, for further information.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2018		2017		2016
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$817,435	39.9%	$616,980	38.7%	$513,812	38.1%
Capital markets	468,904	22.9	397,736	24.9	335,607	24.9
Gains from mortgage banking activities/originations, net	182,264	8.9	206,000	12.9	193,387	14.3
Management services, servicing fees and other	578,976	28.3	375,734	23.5	307,177	22.7
Total revenues	2,047,579	100.0	1,596,450	100.0	1,349,983	100.0
Expenses:
Compensation and employee benefits	1,155,834	56.4	1,010,183	63.3	849,975	63.0
Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock	230,795	11.3	124,657	7.8	72,318	5.4
Total compensation and employee benefits	1,386,629	67.7	1,134,840	71.1	922,293	68.3
Operating, administrative and other	331,758	16.2	219,163	13.7	185,344	13.7
Fees to related parties	26,162	1.3	20,771	1.3	18,010	1.3
Depreciation and amortization	97,733	4.8	95,815	6.0	72,197	5.4
Total operating expenses	1,842,282	90.0	1,470,589	92.1	1,197,844	88.7
Other income (losses), net:
Other income	127,293	6.2	73,927	4.6	15,279	1.1
Total other income, net	127,293	6.2	73,927	4.6	15,279	1.1
Income from operations	332,590	16.2	199,788	12.5	167,418	12.4
Interest (expense) income, net	(50,205)	(2.5)	2,786	0.2	3,787	0.3
Income before income taxes and noncontrolling interests	282,385	13.8	202,574	12.7	171,205	12.7
Provision for income taxes	90,487	4.4	57,478	3.6	3,993	0.3
Consolidated net income	191,898	9.4	145,096	9.1	167,212	12.4
Less: Net income attributable to noncontrolling interests	85,166	4.2	604	—	(1,189)	(0.1)
Net income available to common stockholders	$106,732	5.2%	$144,492	9.1%	$168,401	12.5%

Year ended December 31, 2018 compared to the year ended December 31, 2017

Revenues

Leasing and Other Commissions

Leasing and other commission revenues increased by $200.5 million, or 32.5%, to $817.4 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was due to organic growth.

Capital Markets

Capital markets revenue increased by $71.2 million, or 17.9%, to $468.9 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase was driven by strong improvement in volumes for the investment sales and mortgage brokerage business.

Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities, net decreased by $23.7 million, or 11.5%, to $182.3 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The decrease was primarily driven by lower OMSR revenue of $17.8 million. As with other multifamily agency lenders, the Company’s mix of originations, and therefore revenues, can vary depending on the size of loans, as well by the categories of loans with respect to the FHA, Freddie Mac, and different Fannie Mae structures.

A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the year ended December 31, 2018 and 2017, we recognized $103.2 million and $121.0 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other

Management services, servicing fees and other revenue increased $203.2 million, or 54.1%, to $579.0 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. $86.2 million of the increase was related to additional pass-through revenues resulting from the implementation of ASC 606, while $59.5 million was related to the valuation and advisory business. Additionally, $21.3 million or 19.3% of the increase was related to servicing fee revenues, which includes interest income of $9.0 million on Loans held for sale.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $145.7 million, or 14.4%, to $1,155.8 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The main drivers of this increase were $122.4 million of additional payments directly related to the increase in revenues.

Allocations of net income and grant of exchangeability to limited partnership units and FPU’s and issuance of common stock

Allocations of net income and grant of exchangeability to limited partnership units and FPU’s and issuance of common stock increased by $106.1 million, or 85.1%, to $230.8 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily driven by an increase of $79.9 million in exchangeability and common stock charges and an increase in allocations of income of $26.2 million as a result of an increase in pre-tax earnings.

Operating, Administrative and Other

Operating, administrative and other expenses increased $112.6 million, or 51.4%, to $331.8 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily driven by $86.2 million directly related to additional pass-through expenses resulting from the implementation of ASC 606. Additionally, interest expense on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises increased $7.3 million, which is commensurate with the increase in interest income on Loans held for sale.

Fees to Related Parties

Fees to related parties increased by $5.4 million, or 26.0%, to $26.2 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. Fees to related parties are allocations paid to BGC Partners and Cantor for administrative and support services.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2018 increased by $1.9 million, or 2.0%, to $97.7 million as compared to the year ended December 31, 2017. This increase is due to a $5.9 million increase in mortgage servicing rights amortization and $1.4 million increase in fixed asset depreciation, partially offset by lower intangible asset amortization of $5.4 million.

Because the Company recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the year ended December 31, 2018 and 2017, our expenses included $78.4 million and $72.5 million of MSR amortization, respectively.

Other Income, Net

Other income of $127.3 million in the year ended December 31, 2018 is primarily related to the recognition of income from the receipt of Nasdaq shares of $87.2 million, as well as the mark-to-market adjustment related to the variable share forward of $19.0 million, and recognized gain of $17.9 million relating to investments carried under the measurement alternative of ASU 2016-01. Other income of $73.9 million in the year ended December 31, 2017 is primarily related to the recognition of income from the receipt of Nasdaq shares of $76.3 million.

Interest (Expense) Income, Net

Interest expense of $50.2 million incurred during the year ended December 31, 2018 is primarily related to $58.4 million of interest expense on the Company’s debt, which includes a $7.0 million prepayment fee on long- term debt repaid as part of the Spin-Off. This is partially offset by $4.7 million of interest income primarily related to interest income on employee loans and $3.8 million of interest earned on bank deposits.

Provision (Benefit) for Income Taxes

Provision for income taxes increased by $33.0 million, or 57.4%, to $90.5 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily driven by the  mix of allocable revenues among legal entities as a corporation versus flow through partially offset by the effect of the Tax Act in 2017 related to the remeasurement of deferred tax assets and liabilities. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests

Net loss attributable to noncontrolling interests was $85.2 million for the year ended December 31, 2018. The increase was attributable to the change in Newmark’s corporate structure related to the Separation.

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

A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the years ended December 31, 2017 and 2016, we recognized $121.0 million and $124.4 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other

Management services, servicing fees and other revenue increased $68.6 million, or 22.3%, to $375.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. $22.8 million of the increase is related to servicing fees, while $9.4 million is related to interest income related to loans held for sale and $9.4 million related to the appraisal business. The remainder of the increase is due to management services of which acquisitions contributed to approximately half of the growth.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $160.2 million, or 18.8%, to $1,010.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The main drivers of this increase were $123.5 million of additional payments directly related to the increase in revenues, and the remainder related to acquisitions and new hires.

Allocations of net income and grant of exchangeability to limited partnership units and FPU’s and issuance of common stock

Allocations of net income and grant of exchangeability to limited partnership units and FPU’s and issuance of common stock increased by $52.3 million, or 72.4%, to $124.7 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily driven by an increase of $43.9 million in exchangeability charges.

Operating, Administrative and Other

Operating, administrative and other expenses increased $33.8 million, or 18.2%, to $219.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This increase was primarily driven by a $8.3 million increase in interest expense on Berkeley Point’s warehouse facilities collateralized by U.S. Government Sponsored Enterprises due to increased loan origination, and a $6.7 million increase in bad debt allowance. Additionally, we incurred $2.8 million of expenses associated with our IPO. The remainder is due to increases in selling and promotional and other expenses associated with acquisitions and new hires.

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

Other Income, Net

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

	December 31, 2018	September 30, 2018[2]	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017[1,2]	June 30, 2017[1]	March 31, 2017[1]
Revenues:
Commissions	$426,431	$319,340	$279,833	$260,735	$312,992	$256,918	$239,848	$204,958
Gains from mortgage banking activities/originations, net	49,501	51,972	41,877	38,914	41,737	45,455	73,546	45,262
Management services, servicing fees and other	155,759	147,497	144,909	130,811	105,847	95,848	91,677	82,362
Total revenues	631,691	518,809	466,619	430,460	460,576	398,221	405,071	332,582
Expenses:
Compensation and employee benefits	343,063	291,096	268,980	252,695	285,577	270,943	238,518	215,145
Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock	98,898	41,062	65,026	25,809	71,940	18,217	23,851	10,649
Total compensation and employee benefits	441,961	332,158	334,006	278,504	357,517	289,160	262,369	225,794
Operating, administrative and other	91,369	84,914	80,048	75,427	60,064	52,313	59,404	47,382
Fees to related parties	6,323	6,644	6,301	6,894	6,531	5,355	4,167	4,718
Depreciation and amortization	29,146	25,873	20,201	22,513	24,438	29,922	23,218	18,237
Total operating expenses	568,799	449,589	440,556	383,338	448,550	376,750	349,158	296,131
Other income (losses), net:
Other income (loss)	28,234	93,717	(365)	5,707	(2,029)	77,264	(715)	(593)
Total other income (losses), net	28,234	93,717	(365)	5,707	(2,029)	77,264	(715)	(593)
Income (loss) from operations	91,126	162,937	25,698	52,829	9,997	98,735	55,198	35,858
Interest (Expense) Income, net	(14,705)	(11,509)	(10,582)	(13,409)	(1,453)	1,724	1,381	1,134
Income before income taxes and noncontrolling interests	76,421	151,428	15,116	39,420	8,544	100,459	56,579	36,992
Provision (benefit) for income taxes	36,862	35,870	10,822	6,933	54,082	1,989	1,422	(15)
Consolidated net income (loss)	39,559	115,558	4,294	32,487	(45,538)	98,470	55,157	37,007
Less: Net income (loss) attributable to noncontrolling interests	21,800	47,321	3,555	12,490	633	(337)	12	296
Net income (loss) available to common stockholders	$17,759	$68,237	$739	$19,997	$(46,171)	$98,807	$55,145	$36,711

[1]

Financial results have been retrospectively adjusted to include the financial results of Berkeley Point. See “Item 7––Management, Discussion and Analysis of Financial Condition and Results of Operations–– Berkeley Point Acquisition and Investment in Real Estate LP.”

[2]	Amounts include the gains related to the Nasdaq Earn-out associated with the Nasdaq monetization transactions recorded in Other income.

Financial Position, Liquidity and Capital Resources

Overview

The primary source of liquidity for our business is the cash flow provided by our operations. Prior to the Separation and IPO, our cash was transferred to BGC Partners to support its overall cash management strategy. Transfers of cash to and from BGC Partners’ cash management system were reflected in related party receivables and payables in the historical consolidated balance sheets and in payments to and borrowings from related parties in the financing section of the consolidated statements of cash flows. Cash and equity issued for acquisitions were reflected in BGC Partners’ net investment in the historical statement of changes in invested equity.

Following the completion of the Separation and IPO, we maintain separate cash management and financing functions for operations. Additionally, our capital structure, long-term commitments and sources of liquidity changed significantly from our historical capital structure, long-term commitments and sources of liquidity.

Our future capital requirements will depend on many factors, including our rate of sales growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities (including the Cantor Credit Agreement), and Nasdaq shares are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. On October 25, 2018 Newmark received a stand-alone BBB- stable credit rating from Fitch Ratings Inc. and a BB+ stable rating from Standard & Poor’s and on October 29, 2018 Newmark received a stand-alone BBB- stable credit rating from Kroll Bond Rating Agency.   Long-term debt and long-term debt payable to related parties decreased by $545.3 million to $537.9 million during 2018.  This decrease resulted from debt repayments partially offset by borrowing under the 6.125% Senior Notes.

Balance Sheet

Total assets at December 31, 2018 were $3,454.2 million as compared to $2,273.0 million at December 31, 2017. $628.2 million of the increase in total assets can be attributed to loans held for sale. Receivables increased by $241.1 million, primarily as a result of the adoption of ASC 606 coupled with higher revenues. Other assets increased by $91.4 million due to the RBC Forwards, and Loans, forgivable loans and other receivables from employees and partners increased by $76.0 million. Total liabilities at December 31, 2018 and December 31, 2017 were $2,371.2 million and $2,029.6 million, respectively. Total liabilities increased primarily due to an increase of $611.9 million of borrowings from our warehouse facilities collateralized by U.S. Government Sponsored Enterprises and $330.2 million is due to an increase in current portion of accounts payable, accrued expenses, other liabilities and accrued commissions, partially offset by a decrease in Secured loans of $57.6 million and a decrease in current portion of payables to related parties of $20.7 million. Long-term debt and long-term debt payable to related parties decreased by $545.3 million.  The decrease resulted from debt repayments partially offset by increased borrowings under 6.125% Senior Notes.

Liquidity

Prior to December 13, 2017, the date of the Separation, BGC Partners funded our growth through contributing acquired companies and related party payables. The related party payables are net of related party receivables which were generated from our earnings as BGC Partners swept our excess cash to manage treasury centrally. Additionally, prior to its acquisition by BGC, Berkeley Point and its parent company, CCRE, loaned money to each other. Fees to related parties that are charged by BGC Partners and Cantor to Newmark are reflected as cash flows from operating activities in the consolidated statement of cash flows for each period presented. Additionally, prior to acquisition by BGC, Berkeley Point loaned excess cash to CCRE to fund CCRE’s lending business. These amounts are presented as investing activities on the statement of cash flows for all periods presented. All other amounts sent to or from BGC Partners are reflected as cash flows from financing activities in the consolidated statement of cash flows for each period presented.

For the year ended December 31, 2018, net cash used in operating activities was $332.4 million. However, excluding activity from loan originations and sales, net cash provided by operating activities was $295.9 million for the year ended December 31, 2018. We expect to generate cash flows from operations to fund our business operations and growth strategy to meet our short-term liquidity requirements, which we define as the next 12 months. We also expect that cash flows from operations, cash on hand, our $250 million Credit Facility, and Nasdaq shares will be sufficient to fund our operations, growth strategy and dividends and distributions to meet our long-term liquidity requirements.

For the year ended December 31, 2017, net cash provided by operating activities was $853.6 million. Net cash provided by operating activities excluding activity from loan originations and sales was $144.4 million and $68.6 million for the years ended December 31, 2017 and 2016 respectively. Cash flows from operating activities included $89.4 million and $45.6 million of cash paid to BGC Partners related to grant of exchangeability to limited partnership units, respectively. As of the Separation and IPO, these charges became non-cash in nature.

As of December 31, 2018, our liquidity, which Newmark defines as cash and cash equivalents, and marketable securities, less securities loaned, was $171.4 million. This does not include the approximately $415 million in additional Nasdaq stock (stock value based on the March 14, 2019 closing price) that Newmark expects to receive between 2023 and 2027. Newmark expects to use its considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of Newmark, all while maintaining or improving its credit profile.

Debt

Debt Outstanding as of December of 31, 2018

As of December 31,
2018
Warehouse facilities	$972,387
Short-term debt	972,387
6.125% Senior Notes	537,926
Long-term debt	537,926
Total debt	$1,510,313

In addition to the above, Newmark also has a $250.0 million three-year unsecured senior revolving credit facility and a $250.0 million unsecured credit agreement with Cantor.  As of December 31, 2018, there were no borrowings under these facilities.

Term Loan

In connection with the Berkeley Point Acquisition and BGC Partners’ investment in Real Estate LP, on September 8, 2017, BGC Partners entered into a committed unsecured senior term loan credit agreement (which we refer to as the “Term Loan Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The Term Loan Credit Agreement provides for a term loan of up to $575.0 million (which we refer to as the “Term Loan”). During the year ended December 31, 2017, in connection with the Term Loan, BGC Partners lent the proceeds of the Term Loan to BGC U.S. OpCo, and BGC U.S. OpCo issued a promissory note with an aggregate principal amount of $575.0 million to BGC Partners (which we refer to as the “Intercompany Term Loan Note”). Pursuant to the terms of the Intercompany Term Loan Note, all of the rights and obligations of BGC Partners under the Intercompany Term Loan Note are the same as the rights and obligations of the lenders with respect to payment under the Term Loan, and all of the rights and obligations of BGC U.S. OpCo under the Intercompany Term Loan Note are the same as the rights and obligations of BGC Partners with respect to payment under the Term Loan. On November 22, 2017, Newmark entered into an amendment to the Term Loan Credit Agreement (which we refer to as the “Term Loan Amendment”), pursuant to which, in connection with the Separation and prior to the closing of the IPO, we assumed the obligations of BGC Partners under the Term Loan. In connection with our assumption of BGC Partners’ rights and obligations under the Term Loan, BGC Partners assigned to us, and we assumed, all of BGC Partners’ rights and obligations under the Intercompany Term Loan Note and, pursuant to the separation, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the Intercompany Term Loan Note. During the year ended December 31, 2018 and prior to November 30, 2018, the Term Loan was repaid in full.

Converted Term Loan

Also, in connection with the Berkeley Point acquisition and BGC Partners’ investment in Real Estate LP, on September 8, 2017, BGC Partners entered into an unsecured senior revolving credit agreement (which we refer to as the “Revolving Credit Agreement”) with the administrative agent and a syndicate of lenders. The Revolving Credit Agreement provided for revolving loans of up to $400.0 million (which we refer to as the “Revolving Credit Facility”). In connection with the $400.0 million borrowings, the proceeds of which BGC Partners lent to BGC U.S. OpCo, BGC U.S. OpCo issued a promissory note with an aggregate principal amount of $400.0 million to BGC Partners (which we refer to as the “Intercompany Revolver Note”). Pursuant to the terms of the Intercompany Revolver Note, all of the rights and obligations of BGC Partners under the Intercompany Revolver Note are the same as the rights and obligations of the lenders with respect to payment under the Revolving Credit Facility, and all of the rights and obligations of BGC U.S. OpCo under the Intercompany Revolver Note are the same as the rights and obligations of BGC Partners with respect to payment under the Revolving Credit Facility. On November 22, 2017, Newmark entered into an amendment to the Revolving Credit Agreement (which we refer to as the “Revolver Amendment”), pursuant to which the then outstanding borrowings of BGC Partners under the Revolving Credit Facility were converted into a term loan (which we refer to as the “Converted Term Loan”) and thereafter, in connection with the Separation and prior to the closing of the IPO, we assumed the obligations of BGC Partners as borrower under the Converted Term Loan. BGC Partners remained the borrower under the Revolving Credit Facility for any future draws and, as long as there is any principal amount outstanding under the Converted Term Loan, we guaranteed the obligations of BGC Partners under the Revolving Credit Facility. In connection with our assumption of the Converted Term Loan, BGC Partners assigned to us, and we assumed, all of BGC Partners’ rights and obligations under the Intercompany Revolver Note and, pursuant to the Separation, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the Intercompany Revolver Note. As of December 31, 2018, and prior to the Spin-Off, the outstanding amount under the Converted Term Loan was repaid in full.

Under the Revolving Credit Agreement, as amended, BGC Partners guaranteed our repayment obligations under the Converted Term Loan. As long as the Converted Term Loan remained unpaid in any portion, we will guarantee any draws by BGC Partners under the Revolving Credit Facility. As the Term Loan and the Converted Term Loan have been paid in full, we no longer have obligations as a borrower or as a guarantor under either the Term Loan Credit Agreement or the Revolving Credit Agreement. Upon repayment, no portion of the Term Loan or the Converted Term Loan may be reborrowed by us.

Pursuant to the Separation and Distribution Agreement, (1) Newmark Group, Inc. will indemnify, defend and hold harmless the members of the BGC Partners group and each of their respective directors, officers, general partners, managers and employees from and against any and all losses of such persons to the extent relating to, arising out of or resulting from payments made to satisfy any guarantee by a member of the BGC Partners group to a third person in respect of the Term Loan Credit Agreement or the Converted Term Loan and (2) BGC Partners will indemnify, defend and hold harmless the members of the Newmark group and each of their respective directors, officers, general partners, managers and employees from and against any and all losses of such persons to the extent relating to, arising out of or resulting from payments made to satisfy any guarantee by a member of the Newmark group to a third person in respect of borrowings under the Revolving Credit Agreement other than the Converted Term Loans. In addition, (1) Newmark OpCo will indemnify, defend and hold harmless the Cantor group, the BGC Partners group and the Newmark group (other than Newmark OpCo and its subsidiaries) and each of their respective directors, officers, general partners, managers and employees, from and against all liabilities to the extent relating to, arising out of or resulting from any guarantee for the benefit of any member of the Newmark group by any member of the BGC Partners group that survives following the Separation and (2) BGC U.S. OpCo and BGC Global OpCo will indemnify, defend and hold harmless the Cantor group, the Newmark group and the BGC Partners Group (other than BGC U.S. OpCo, BGC Global OpCo and their respective subsidiaries) and each of their respective directors, officers, general partners, managers and employees from and against all liabilities to the extent relating to, arising out of or resulting from any guarantee for the benefit of any member of the BGC Partners group by any member of the Newmark group that survives following the Separation, including, in each case, any guarantee under the Term Loan Credit Agreement or the Revolving Credit Agreement.

The Revolving Credit Agreement also contained certain other customary affirmative and negative covenants and events of default that apply to us.

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

The Term Loan Credit Agreement and the Converted Term Loan Credit Agreement and the Separation and Distribution Agreement also required us to apply net cash proceeds of material debt issuances after repayment in full of the Term Loan and Converted Term Loan (and subject to certain exceptions) to repay the BGC Notes.

2019 Promissory Note

On December 9, 2014, BGC issued an aggregate of $300.0 million principal amount of its 5.375% Senior Notes due 2019 (the “5.375% BGC Senior Notes”). In connection with the issuance of the 5.375% BGC Senior Notes, BGC lent the proceeds of the 5.375% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014, with an aggregate principal amount of $300.0 million payable to BGC (the “2019 Promissory Note”). In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note. On November 23, 2018 Newmark repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note, primarily using proceeds from the sale of the 6.125% Senior Notes.

2042 Promissory Note

On June 26, 2012, BGC issued an aggregate of $112.5 million principal amount of its 8.125% Senior Notes due 2042 (the “8.125% BGC Senior Notes”). In connection with the issuance of the 8.125% BGC Senior Notes, BGC lent the proceeds of the 8.125% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of June 26, 2012, with an aggregate principal amount of $112.5 million payable to BGC. In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note.

On August 3, 2018, BGC delivered a notice of redemption to the holders of its outstanding 8.125% BGC Senior Notes, which were redeemed on September 5, 2018. BGC’s redemption of its 8.125% BGC Senior Notes accelerated Newmark’s obligation to repay the 2042 Promissory Note. Accordingly, on September 4, 2018, Newmark OpCo borrowed $112.5 million from BGC OpCo pursuant to the Intercompany Credit Agreement which loan bore interest at an annual rate equal to 6.5%. Newmark OpCo used the proceeds of this loan to repay the $112.5 million of the 2042 Promissory Note in full. As a result, Newmark’s long-term debt decreased by $112.5 million and there was an equal and offsetting increase in Newmark’s current portion of payables to related parties of $112.5 million. As of December 31, 2018, and prior to the Spin-Off, Newmark repaid all outstanding balances payable to related parties using proceeds from the 6.125% Senior Notes.

Intercompany Credit Agreement

In connection with the Separation on December 13, 2017, BGC entered into an unsecured senior credit agreement with Newmark, which was amended and restated on March 19, 2018. The Intercompany Credit Agreement provides for each party to issue revolving loans to the other party in the lender’s discretion.

Through the six months ended June 30, 2018, Newmark borrowed an additional $230.0 million and used these proceeds plus cash on hand to fund its restricted cash account pledged for the benefit of Fannie Mae. On September 4, 2018 Newmark borrowed $112.5 million in order to repay the 2042 Promissory Note. On October 4, 2018, Newmark withdrew $252.0 million of restricted cash that was in excess of the required amount pledged for the benefit of Fannie Mae to repay $252.0 million of the Intercompany Credit Agreement.  Additionally, on November 6, 2018, Newmark used proceeds from the 6.125% Senior Notes to repay in full the remaining balance of $130.5 million under the Intercompany Credit Agreement.

Credit Facility

On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent. The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility.  As of December 31, 2018, there were no borrowings outstanding under the new credit agreement. Borrowings under the Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) LIBOR for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 200 basis points with respect to LIBOR borrowings in (a) above and can range 0.25% to 1.25% higher, depending upon Newmark’s credit rating. The Credit Facility also provides for an unused facility fee.

6.125% Senior Notes

On November 2, 2018, Newmark announced the pricing of an offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023, which closed on November 6, 2018. The 6.125% Senior Notes were offered and sold in a private offering exempt from the registration requirements under the Securities Act. The 6.125% Senior Notes are general senior unsecured obligations of the Company. These 6.125% Senior Notes were priced at 98.937% to yield 6.375%.  The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023.

Cantor Credit Agreement

On November 30, 2018 the Company entered into an unsecured credit agreement with Cantor.  The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion.  Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250 million from each other from time to time at an interest rate which is higher to CFLP’s or the Company’s short-term borrowing rate then in effect, plus 1.0%. As of December 31, 2018, there were no borrowings outstanding under the new unsecured senior revolving credit agreement.

Short-Term Borrowings

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises

As of December 31, 2018, Newmark had $1,650 million of committed loan funding available through three commercial banks and an uncommitted $325 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC.

Cash Flows for the Year Ended December 31, 2018

For the year ended December 31, 2018, we used $332.4 million of cash from operations. However, excluding activity from loan originations and sales, net cash provided by operating activities for the year ended December 31, 2018 was $295.9 million. We had consolidated net income of $191.9 million, $149.9 million of positive adjustments to reconcile net income to net cash used by operating activities (excluding activity from loan originations and sales) and $45.9 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $109.6 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to continued hiring and expansion of our business and $129.5 million of increase in receivables related to acquisitions and increased revenues, offset by an increase of $203.1 million in accounts payable, accrued expenses and other liabilities. Cash provided by investing activities was $7.7 million, primarily related to $95.9 million of proceeds from the sale of marketable securities, partially offset by $34.5 million of payments for acquisitions, $29.5 million in cost method investments and $21.0 million of purchases of fixed assets. We generated $338.6 million of cash from financing activities primarily due to net proceeds from warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $611.9 million, $242.0 million of proceeds from BGC’s 2018 investment in Newmark, net proceeds from 6.125% Senior Notes of $537.5 million, $262.2 million proceeds from the Newmark OpCo Preferred Investment, partially offset by distributions to limited partnership interests and noncontrolling interests of $46.5 million, and dividends of $41.8 million, and $1,156.0 million repayment of long-term debt.

Cash Flows for the Year Ended December 31, 2017

For the year ended December 31, 2017, we generated $853.6 million of cash from operations. We had net income of $145.1 million, $705.1 million of adjustments to reconcile net income to net cash provided by operating activities, and $3.4 million of positive changes in operating assets and liabilities. $711.4 million of adjustments to reconcile net income to net cash provided by operating activities was related to loans held for sale. The positive change in operating assets and liabilities was driven by a $58.9 million increase in our accounts payable, accrued expenses and other liabilities, including accrued compensation, and a $36.1 increase in other assets, partially offset by a $91.5 million negative change in operating assets and liabilities as a result of an increase in outstanding receivables and employee loans and other receivables. We generated $0.4 million of cash provided by investing activities primarily related to proceeds from the sale of marketable securities, offset by purchases of fixed assets. We used $798.2 million of cash from financing activities primarily due to net payments to related parties of $746.9 million, $101.8 million of distribution of earnings to BGC and $89.1 million distribution related to Berkeley Point acquisition, offset by $57.6 million of proceeds from secured loans.

Cash Flows for the Year Ended December 31, 2016

For the year ended December 31, 2016, we used $644.2 million of cash from operations. We had net income of $167.2 million, $759.6 million of negative adjustments to reconcile net income to net cash provided by operating activities, and $51.8 million of negative changes in operating assets and liabilities. $714.3 million of the negative adjustments to reconcile net income to net cash provided by operating activities was related to loans held for sale. The negative change in operating assets and liabilities was driven by a $118.2 million increase in loans and forgivable loans primarily paid to producers, partially offset by a $66.5 million positive change in operating assets and liabilities as a result of a reduction in our days sales outstanding while at the same time increasing our days payable. We used $34.4 million of cash for investing activities primarily related to fixed asset purchases, and generated $636.0 million in financing activities primarily due to net borrowings of $750.7 million from related parties, partially offset by $101.7 million of net repayments on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises and earn-out payments for our acquisitions.

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

REGULATORY REQUIREMENTS

As a result of the Berkeley Point Acquisition, Newmark is now subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s Consolidated Financial Statements. As of December 31, 2018, Newmark has met all capital requirements. As of December 31, 2018, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $322.3 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s TAH Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of December, 31, 2018 and 2017 Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2018 and 2017, outstanding borrower advances were approximately $0.2 million and $0.1 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Repurchase Program

On August 1, 2018, our board of directors and audit committee authorized repurchases of shares of our Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in our subsidiaries up to $200 million, increased from $100 million which was authorized on March 12, 2018.  This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, we may repurchase shares or redeem or repurchase units. Changes in shares of Newmark’s Class A common stock outstanding for the year ended December 31, 2018 were as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Repurchases ¹
October 1, 2018 - December 31, 2018	50,000	$9.73
Total Repurchases	50,000	$9.73	$199,513,725
1.

During the year ended December 31, 2018,  Newmark repurchased approximately 50,000 shares of its Class A common stock at an aggregate purchase price of approximately $0.5 million for an average price of $9.73 per share

Fully Diluted Share Count

Our fully diluted weighted-average share count for the year ended December 31, 2018 was as follows (in thousands)

Year Ended December 31, 2018
Common stock outstanding(1)	157,256
Partnership units(2)	100,904
RSUs (Treasury stock method)	187
Other	650
Total(3)	258,997
(1)

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the year ended December 31, 2018, the weighted-average number of Class A shares was 120.3 million shares, Class B shares was 36.4 million shares and approximately 0.6 million shares of contingent Class A common stock and limited partnership units were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.

(2)

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units, (see Note 2— “Limited Partnership Interests”, to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.) In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock.  In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to  23.6 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.

(3)

For the year ended December 31, 2018, the weighted-average share count includes 95.2 million potentially anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

Newmark completed acquisitions from 2014 through 2018 for which contingent cash consideration of $16.8 million and limited partnership units of 1.4 million may be issued on certain targets being met through 2021.  The contingent equity instruments are issued by and are included in the current portion of “Accounts payable, accrued expenses and other liabilities” on Newmark’s consolidated balance sheets. The contingent cash liability is recorded at fair value as deferred consideration on Newmark’s consolidated balance sheets.

EQUITY METHOD INVESTMENTS

Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of December 31, 2018, Newmark had $101.3 million in this equity method investment, which represents a 27% ownership in Real Estate LP.

Registration Statements

In January 2019, we filed a registration statement on Form S-4 pursuant to which the holders of our 6.125% Senior Notes due 2023 which were issued in a private placement were offered an opportunity to exchange such notes for new registered notes with substantially identical terms. The registration statement was declared effective by the SEC and on February 5, 2019, we announced an offer to exchange up to all $550 million aggregate principal amount of our outstanding 6.125% Senior Notes due 2023 for an equivalent amount of 6.125% Senior Notes due 2023 registered under the Securities Act. The exchange offer closed on March 14, 2019.

We have an effective registration statement on Form S-8 with respect to the issuance of up to 50 million shares of our Class A common stock (the “S-8 Registration Statement”) from time to time pursuant to our Long Term Incentive Plan (the “Equity Plan”). The Equity Plan authorizes the issuance of up to 400 million shares of our Class A common stock (subject to adjustment) pursuant to the exercise or settlement of awards granted under the Equity Plan.  There are 400 million shares reserved for issuance under the Equity Plan and as of December 31, 2018, we have issued 13.2 million shares of Class A Common stock under the Equity Plan and the S-8 Registration Statement. As of December 31, 2018, there were 386.8 million shares remaining for issuance under the S-8 Registration Statement.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at December 31, 2018 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$351,589	$42,870	$79,784	$70,028	$158,907
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises (2)	972,387	972,387	—	—	—
Long-term debt(3)	550,000	—	—	550,000	—
Interest on long-term debt(4)	168,440	33,688	67,376	67,376	—
Interest on warehouse facilities collateralized by U.S. Government Sponsored Enterprises (5)	23,347	23,347	—	—	—
Total contractual obligations	$2,065,763	$1,072,292	$147,160	$687,404	$158,907

(1)

Operating leases are related to rental payments under various non-cancelable leases principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $1.9 million over the life of the agreements.

(2)

Warehouse Facilities are collateralized by $972.4 of loans held for sale, at fair value (see Note 20 – “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises” to our Consolidated Financial Statements in Part II, Item 8 in this Annual Report on Form 10-K.). which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage backed securities.

(3)

Long-term debt reflects long-term borrowings of $550.0 million, 6.125% Senior Notes due 2023. The carrying amount of these notes was approximately $537.9 million. (see Note 21–“ Long-Term Debt and Long-Term Debt Payable to Related Parties” to our Consolidated Financial Statements in Part II, Item 8 in this Annual Report on Form 10-K.)

(4)	Reflects interest on the $550 million 6.125% Senior Notes until their maturity date of November 15, 2023.
(5)

Interest on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises was projected by using the 1-month LIBOR rate plus their respective additional basis points, primarily 120 basis points above LIBOR, applied to their respective outstanding balances as of December 31, 2018, through their respective maturity dates.  Their respective maturity dates range from June to October 2019, while one line has an open maturity date.  The notional amount of these committed and uncommitted warehouse facilities was $1,975 million at December 31, 2018. One of these lines had been increased temporarily to $1,000 million for the period from November 30, 2018 through January 29, 2019.  On January 29, 2019 this temporary increase was reduced to $300 million for the period January 29, 2019 to April 2019.

As of December 31, 2018, Newmark was committed to fund approximately $294 million, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP guidance requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our consolidated financial statements. These accounting estimates require the use of assumptions about matters, some which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows could be materially affected. We believe that of our significant accounting policies, the following policies involve a higher degree of judgment and complexity.

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

We also use third party service providers in the provision of its services to customers. In instances where a third-party service provider is used, the Company performs an analysis to determine whether the Company is acting as a principal or an agent with respect to the services provided. To the extent that the Company determines that it is acting as a principal, the revenue and the expenses incurred are recorded on a gross basis. In instances where the Company has determined that it is acting as an agent, the revenue and expenses are presented on a net basis within the revenue line item.

In some instances, the Company performs services for customers and incurs out-of-pocket expenses as part of delivering those services. The Company’s customers agree to reimburse the Company for those expenses, and those reimbursements are part of the contract’s transaction price. Consequently, these expenses and the reimbursements of such expenses from the customer are presented on a gross basis because the services giving rise to the out-of-pocket expenses do not transfer a good or service. The reimbursements are included in the transaction price when the costs are incurred, and the reimbursements are due from the customer.

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

Limited Partnership Units: Limited partnership units in BGC Holdings and Newmark Holdings are generally held by employees. Generally, such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. As discussed above, preferred units in BGC Holdings and Newmark Holdings are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. The quarterly allocations of net income to such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPU’s and issuance of common stock” in our consolidated statements of operations.

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards under U.S. GAAP guidance. Accordingly, we recognize a liability for these units on our consolidated balance sheets as part of “Accrued compensation” for the amortized portion of the post-termination payment amount, based on the current fair value of the expected future cash payout. We amortize the post-termination payment amount, less an expected forfeiture rate, over the vesting period, and record an expense for such awards based on the change in value at each reporting period in our consolidated statements of operations as part of “Compensation and employee benefits.”

Certain limited partnership units in BGC Holdings and Newmark Holdings are granted exchangeability into BGC Partners Class A common stock (subject to adjustments and other requirements as set forth in the BGC Holdings and Newmark Holdings limited partnership agreement). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grant of exchangeability to limited partnership units and FPU’s and issuance of common stock” in our consolidated statements of operations.

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The distributions are treated as compensation expense when made and the proceeds are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of December 31, 2018, and 2017, the aggregate balance of employee loans, net of reserve, was $285.5 million and $209.5 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the year ended December 31, 2018 was $27.7 million and $34.4 million for the year ended December 31, 2017. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our consolidated statements of operations.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in U.S. GAAP guidance, Intangibles – Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is periodically tested for impairment. We review goodwill for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs, or circumstances change that could reduce the fair value of a reporting unit below its carrying amount.

When reviewing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the results of the qualitative assessment are not conclusive, or if we choose to bypass the qualitative assessment, we perform a goodwill impairment analysis using a two-step process. Newmark had goodwill balances as of December 31, 2018 and 2017 of $515.3 million and $477.5 million, respectively.

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

Newmark’s income taxes as presented are calculated on a separate return basis for the periods prior to the Spin-Off and have historically been included in BGC’s U.S. federal and state tax returns or separate non-U.S. jurisdictions tax returns. Subsequent to the spin, Newmark will file its own stand-alone tax returns for its operations within these jurisdictions. The 2018 tax results reflect both the pre and post spin periods and as such Newmark’s tax results as presented are not necessarily reflective of the results that Newmark would have generated on a stand-alone basis.

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB 118”), which provides guidance on accounting for tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act. While Newmark is able to make a reasonable estimate of the impact of the reduction in the corporate rate, the final impact of the 2017 Tax Act may differ from these estimates, due to, among other things, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by Newmark as a result of the 2017 Tax Act.

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

Newmark entered into four variable postpaid forward contracts as a result of the RBC forward.  These contracts qualify as derivative financial instruments. The RBC Forwards provide Newmark with the ability to redeem the EPUs for Nasdaq stock, and these instruments are not legally detachable, they represent single financial instruments. The financial instruments’ EPU redemption feature for Nasdaq common stock is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instruments, and, therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on Newmark’s balance sheet, with all changes in fair value recorded as a component of “Other income, net” on Newmark’s consolidated statements of operations. See Note 11 — Derivatives, to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Recent Accounting Pronouncements

See Note 1— “Organization and Basis of Presentation,” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for information regarding recent accounting pronouncements.

Unit Redemptions and Exchanges – Executive Officers

In connection with the Company’s 2018 executive compensation process, the Company’s executive officers received certain monetization of prior awards as compensation at Newmark, as set forth below.

On December 31, 2018, the Compensation Committee approved the monetization of 898,080 BGC Holdings, PPSUs held by Mr. Lutnick (which had an average determination price of $7.65 per unit), and 592,721 Newmark Holdings PPSUs (which had an average determination price of $13.715 per unit), which transactions had an aggregate value of $15,000,000.  On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,131,774 non-exchangeable BGC Holdings PSUs held by Mr. Lutnick into 1,131,774 non-exchangeable partnership units with a capital account (HDUs) (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a value of $7,017,000); and (ii) the right to exchange for cash 1,018,390 BGC Holdings non-exchangeable PPSUs held by Mr. Lutnick, (which had an average determination price of $7.8388 per unit), for a payment of $7,983,000 for taxes when (i) is exchanged.

On December 31, 2018, the Compensation Committee approved the monetization of 1,909,188 BGC Holdings PSUs held by Mr. Gosin and 264,985 BGC Holdings PPSUs (which had an average determination price of $4.2625 per unit), which transactions had an aggregate value of $11,000,000.  On February 6, 2019, the Compensation

Committee approved a modification which consisted of the following: (i) the right to exchange 1,592,016 non-exchangeable HDUs (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a value of $9,870,501); and (ii) the right to exchange for cash 264,985 BGC Holdings non-exchangeable PPSUs held by Mr. Gosin, (which had an average determination price of $4.2625 per unit), for a payment of $1,129,499 for taxes when (i) is exchanged.

On December 31, 2018, the Compensation Committee approved the cancellation of 13,552 non-exchangeable PSUs in BGC Holdings held by Mr. Rispoli and the cancelation of 11,089 BGC Holdings PPSUs (which had an average determination price of $5.814 per unit).  In connection with the transaction, BGC issued $134,535 in shares of Class A common stock, less applicable taxes and withholdings, resulting in 13,552 net shares of BGC Class A common stock at a price of $5.17 per share and the payment of $64,471 for taxes.  On February 22, 2019, the Compensation Committee removed the sale restrictions on 4,229 shares of BGC Class A common stock and 1,961 shares of Newmark Class A common stock held by Mr. Rispoli.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

Berkeley Point, under the Fannie Mae DUS program, originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. Some of the loans that we originate under the Fannie Mae DUS program are subject to reduced levels or no risk-sharing. However, we generally receive lower servicing fees with respect to such loans. Although our Berkeley Point business’s average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans, if loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, a material failure to pay its share of losses under the Fannie Mae DUS program could result in the revocation of Berkeley Point’s license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

Interest Rate Risk

Newmark had $550 million of fixed rate 6.125% Senior Notes outstanding as of December 31, 2018.  These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of December 31, 2018 and 2017 was 252 basis points and 157 basis points, respectively. A 100 basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $12.6 million based on our escrow balance as of December 31, 2018 compared to $8.1 million based on our escrow balance as of December 31, 2017. A decrease in 30-day LIBOR to zero would decrease our annual earnings by approximately $12.6 million based on the escrow balance as of December 31, 2018 compared to $8.1 million based on our escrow balance as of December 31, 2017.

We use warehouse facilities, borrowings from related parties, and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual net interest income by approximately $9.7 million based on our outstanding balances as of December 31, 2018 compared to $3.6 million based on our outstanding balances as of December 31, 2017. A 100-basis point decrease in 30-day LIBOR would increase our annual earnings by approximately $9.7 million based on our outstanding warehouse balance as of December 31, 2018 compared to $3.6 million as of December 31, 2017.

Market Risk

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $48.9 million as of December 31, 2018. These include shares of common stock of Nasdaq, the rights to which initially resulted from BGC Partners sale of its electronic benchmark Treasury platform to Nasdaq.  The right to receive the remainder of the Nasdaq payment was transferred from BGC Partners to us beginning in the third quarter of 2017. We have recorded gains related to the Nasdaq payments of $76 million in 2017 and $87 million in 2018 and expect our future results to include the additional approximately 8.9 million Nasdaq shares to be received over time.  In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares to be received in each of 2019, 2020, 2021 and 2022.

Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 7—“Marketable Securities” and Note 11—“Derivatives” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Newmark Group, Inc. (the “Company”; formerly the combined entities of Newmark Knight Frank) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, based on our audits and, for 2016, the report of other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We did not audit the 2016 financial statements of Berkeley Point Financial LLC, a wholly-owned subsidiary, which reflect total revenues constituting 22% for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Berkeley Point Financial LLC for 2016, is based solely on the report of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York

March 15, 2019

Independent Auditors’ Report

Member

Berkeley Point Financial LLC:

We have audited the accompanying consolidated statements of operations, changes in member’s capital, and cash flows of Berkeley Point Financial LLC and subsidiaries for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Berkeley Point Financial LLC and subsidiaries for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts

August 23, 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Newmark Group, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Newmark Group, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of RKF Holdings, LLC, which is included in the 2018 consolidated financial statements of the Company and constituted 1.3% and 0.1% of total and net assets, respectively, as of December 31, 2018 and 0.7% and 0.7% of revenues and net income, respectively for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of RKF Holdings, LLC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 15, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

New York, New York

March 15, 2019

NEWMARK GROUP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$122,475	$121,027
Restricted cash	64,931	52,347
Marketable securities	48,942	57,623
Loans held for sale, at fair value	990,864	362,635
Receivables, net	451,605	210,471
Receivables from related parties	20,498	—
Other current assets (see Note 18)	57,739	20,994
Total current assets	1,757,054	825,097
Goodwill	515,321	477,532
Mortgage servicing rights, net	411,809	392,626
Loans, forgivable loans and other receivables from employees and partners, net	285,532	209,549
Fixed assets, net	78,805	64,822
Other intangible assets, net	35,769	24,921
Other assets (see Note 18)	369,867	278,460
Total assets	$3,454,157	$2,273,007
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$972,387	$360,440
Accrued compensation	366,506	205,395
Current portion of accounts payable, accrued expenses and other liabilities (see Note 28)	312,239	124,961
Securities loaned	—	57,623
Current portion of payables to related parties	13,507	34,169
Total current liabilities	1,664,639	782,588
Long-term debt	537,926	670,710
Long-term debt payable to related parties	—	412,500
Other long-term liabilities (see Note 28)	168,623	163,795
Total liabilities	2,371,188	2,029,593
Commitments and contingencies (see Note 30)
Redeemable partnership interests	26,170	21,096
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000 shares authorized; 156,966 and 138,921 shares issued at December 31, 2018 and December 31, 2017, respectively, and 156,916 and 138,594 shares outstanding at December 31, 2018 and December 31, 2017, respectively	1,570	1,386
Class B common stock, par value of $0.01 per share: 500,000 shares authorized; 21,285 and 15,840 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	212	158
Additional paid-in capital	285,071	59,374
Retained earnings	277,952	199,492
Contingent Class A common stock	3,250	—
Treasury stock at cost: 50 shares of Class A common stock at December 31, 2018	(486)	—
Total stockholders’ equity	567,569	260,410
Noncontrolling interests	489,230	(38,092)
Total equity	1,056,799	222,318
Total liabilities, redeemable partnership interest, and equity	$3,454,157	$2,273,007

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Commissions	$1,286,339	$1,014,716	$849,419
Gains from mortgage banking activities/originations, net	182,264	206,000	193,387
Management services, servicing fees and other	578,976	375,734	307,177
Total revenues	2,047,579	1,596,450	1,349,983
Expenses:
Compensation and employee benefits	1,155,834	1,010,183	849,975
Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock	230,795	124,657	72,318
Total compensation and employee benefits	1,386,629	1,134,840	922,293
Operating, administrative and other	331,758	219,163	185,344
Fees to related parties	26,162	20,771	18,010
Depreciation and amortization	97,733	95,815	72,197
Total operating expenses	1,842,282	1,470,589	1,197,844
Other income, net:
Other income	127,293	73,927	15,279
Total other income, net	127,293	73,927	15,279
Income from operations	332,590	199,788	167,418
Interest (expense) income, net	(50,205)	2,786	3,787
Income before income taxes and noncontrolling interests	282,385	202,574	171,205
Provision for income taxes	90,487	57,478	3,993
Consolidated net income	191,898	145,096	167,212
Less: Net income (loss) attributable to noncontrolling interests	85,166	604	(1,189)
Net income available to common stockholders	$106,732	$144,492	$168,401
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$101,641	$144,492	$168,401
Basic earnings per share	$0.65	$1.08	N/A
Basic weighted-average shares of common stock outstanding	157,256	133,413	N/A
Fully diluted earnings per share
Net income for fully diluted shares	$105,571	$117,217	N/A
Fully diluted earnings per share	$0.64	$0.85	N/A
Fully diluted weighted-average shares of common stock outstanding	163,810	138,398	N/A

(1) In accordance with ASC 260, includes a reduction for dividends on preferred stock or units in the amount of $5,100 for the year ended December 31, 2018.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Consolidated net income	$191,898	$145,096	$167,212
Comprehensive income, net of tax	191,898	145,096	167,212
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	85,166	604	(1,189)
Comprehensive income available to common stockholders	$106,732	$144,492	$168,401

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	BGC’s Net Investment in Newmark	Noncontrolling Interests	Total
Balance, December 31, 2015	$—	$—	$—	$—	$—	$77,476	$722,717	$3,841	$804,034
Consolidated net income (loss)	—	—	—	—	—	168,401	—	(1,189)	167,212
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(311)	(311)
Purchase of noncontrolling interest	—	—	—	—	—	—	334	(334)	—
Contributions	—	—	—	—	—	—	12,848	—	12,848
Balance, December 31, 2016	—	—	—	—	—	245,877	735,899	2,007	983,783
Consolidated net income	—	—	—	—	—	144,492	—	604	145,096
Distributions to BGC and noncontrolling interests	—	—	—	—	—	(190,877)	—	(71)	(190,948)
Purchase of noncontrolling interests	—	—	—	—	—	—	1,092	(1,092)	—
Noncontrolling interests in an entity acquired	—	—	—	—	—	—	—	19,146	19,146
Debt assumed from BGC	—	—	—	—	—	—	(1,387,500)		(1,387,500)
Contributions	—	—	—	—	—	—	368,418		368,418
Transfer of pre-initial public offering (“IPO”) capital to redeemable partnership interest	—	—	—	—	—	—	(21,096)	—	(21,096)
Issuance of shares in the Separation (Class A common stock, 115,593,787 shares); (Class B common stock, 15,840,049 shares)	1,156	158	(245,815)	—	—	—	303,187	(58,686)	—
Proceeds from IPO, net of underwriting discounts and other expenses (Class A common stock, 23,000,000 shares)	230	—	295,189	—	—	—	—	—	295,419
Equity-based compensation (Class A common stock, 600,000 shares)	—	—	10,000	—	—	—	—	—	10,000
Balance, December 31, 2017	1,386	158	59,374	—	—	199,492	—	(38,092)	222,318
Consolidated net income	—	—	—	—	—	106,732	—	85,166	191,898
Cumulative effect of revenue standard adoption	—	—	—	—	—	16,463	—	2,342	18,805
Dividends to common stockholders	—	—	—	—	—	(41,788)	—	—	(41,788)
Preferred dividend on exchangeable preferred partnership units	—	—	—	—	—	(5,091)	—	—	(5,091)
Capital contributions to and from Cantor for equity-based compensation and other	—	—	27,920	—	—	—	—	17,376	45,296
Issuance of contingent shares and limited partnership units in Newmark Holdings	—	—	—	4,002	—	—	—	13,277	17,279
Repurchase of 50,000 shares of Class A common stock	—	—	—	—	(486)	—	—	—	(486)
BGC's purchase of 16,606,726 exchangeable limited partnership units in Newmark Holdings	—	—	—	—	—	—	—	241,960	241,960
Exchange of 14,831,234 exchangeable limited partnership units in Newmark Holdings and 6,903,876 limited partnership units in Newmark OpCo into an aggregate of 16,292,623 Class A and 5,445,488 Class B shares of Newmark common stock distributed in the Spin-Off and reallocation of capital	163	54	194,614	(752)	—	—	—	(194,079)	—
Grant of exchangeability, redemption and issuance of limited partnership interests, and issuance of 2,052,183 shares of Class A common stock	21	—	6,009	—	—	—	—	100,170	106,200
Issuance of exchangeable preferred partnership units in Newmark Opco	—	—	—	—	—	—	—	325,478	325,478
Earning distributions to limited partnership interests, redeemable partnership interests, and other noncontrolling interests	—	—	—	—	—	—	—	(61,796)	(61,796)
Equity-based compensation - issuance of 27,759 shares of Class A common stock	—	—	788	—	—	—	—	—	788
Other	—	—	(3,634)	—	—	2,144	—	(2,572)	(4,062)
Balance, December 31, 2018	$1,570	$212	$285,071	$3,250	$(486)	$277,952	$—	$489,230	$1,056,799

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Dividends declared per share of common stock	$0.36	N/A	N/A
Dividends declared and paid per share of common stock	$0.27	N/A	N/A

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$191,898	$145,096	$167,212
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on originated mortgage servicing rights	(95,284)	(120,970)	(126,547)
Depreciation and amortization	97,733	95,815	72,197
Nasdaq Earn-Out	(85,135)	(76,969)	—
Equity-based compensation and allocation of net income to limited partnership units and FPUs and issuance of common stock	224,644	10,000	—
Employee loan amortization and reserves	27,743	34,420	25,791
Change in fair value of contingent consideration	374	2,675	(17,348)
Unrealized gain on measurement alternative investments	(17,899)	—	—
Unrealized (gains) losses on loans held for sale	(18,430)	(2,194)	1,537
Income from an equity method investment	(2,750)	(1,562)	—
Provision for uncollectible accounts	3,530	6,099	(1,099)
Deferred tax provision (benefit)	16,387	44,383	(1,141)
Realized gain on marketable securities	(3,256)	—	—
Unrealized loss on marketable securities	1,193	—	—
Valuation of derivative asset	(19,002)	636	—
Loan originations—loans held for sale	(8,612,671)	(8,844,768)	(7,691,573)
Loan sales—loans held for sale	8,002,872	9,556,163	6,977,308
Other	1,586	1,367	1,237
Consolidated net income (loss), adjusted for non-cash and non-operating items	(286,467)	850,191	(592,426)
Changes in operating assets and liabilities:
Receivables, net	(129,490)	(57,175)	9,462
Loans, forgivable loans and other receivables from employees and partners	(109,569)	(34,321)	(118,222)
Other assets	(9,924)	36,086	(7,643)
Accrued compensation	50,198	45,753	29,751
Accounts payable, accrued expenses and other liabilities	152,885	13,103	34,925
Net cash (used in) provided by operating activities	(332,367)	853,637	(644,153)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired and repurchase of noncontrolling interests	(34,513)	2,793	518
Proceeds from the sale of marketable securities	95,878	18,710	—
Investment in cost method investments	(29,500)	—	—
Purchases of fixed assets	(21,016)	(19,069)	(27,260)
Payments to related parties	—	(375,000)	(175,000)
Borrowings from related parties	—	375,000	175,000
Purchase of mortgage servicing rights	(3,107)	(2,055)	(7,676)
Net cash provided by (used in) investing activities	7,742	379	(34,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	8,612,671	8,844,768	7,691,573
Principal payments on warehouse facilities	(8,000,725)	(8,742,295)	(7,793,238)
Proceeds from BGC's purchase of exchangeable limited partnership units in Newmark Holdings	241,960	—	—
Proceeds from issuance of exchangeable preferred partnership units	262,169	—	—
Payments to related parties	(858,428)	(1,445,838)	(1,186,910)
Borrowings from related parties	372,950	698,919	1,937,601
Proceeds from the IPO, net of underwriting discounts	(8,870)	304,290	—
Borrowing of long-term debt	535,575	—	—
Repayment of long-term debt	(670,710)	(304,290)	—
Distributions of earnings to BGC	—	(101,731)	—
Pre-acquisition distributions relating to BPF acquisitions	—	(89,146)	—
Capital contribution from Cantor	9,189	—	—
Securities loaned	(57,623)	57,623	—
Treasury stock repurchases	(486)	—	—
Distributions to noncontrolling interests	(46,490)	(71)	(311)
Distributions to stockholders	(41,787)	—	—
Prepayment penalty on debt	(6,954)	—	—
Payments on acquisition earn-outs	(4,476)	(18,940)	(11,433)
Payment of deferred financing costs	(1,308)	(1,485)	(1,329)
Net cash provided by (used in) financing activities	336,657	(798,196)	635,953
Net increase (decrease) in cash and cash equivalents and restricted cash	12,032	55,820	(42,618)
Cash and cash equivalents and restricted cash at beginning of period	173,374	117,554	160,172
Cash and cash equivalents and restricted cash at end of period	$185,406	$173,374	$117,554

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

	Year Ended December 31,
Supplemental disclosures of cash flow information:	2018	2017	2016
Cash paid during the period for:
Interest	$81,838	$21,003	$11,693
Taxes	$1,165	$46	$79
Supplemental disclosure of noncash investing and financing activities:
Net assets contributed by BGC Partners’ (see Notes 4, 8 and 26)	$—	$368,418	$20,901
Debt assumed from BGC (see Note 21)	$—	$(1,387,500)	$—
Accrued offering costs	$—	$8,870	$—

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

(Prior to December 13, 2017 the Combined entities of Newmark Knight Frank)

Notes to Consolidated Financial Statements

(1)	Organization and Basis of Presentation

Newmark Group, Inc., formerly known as Newmark Knight Frank (together with its subsidiaries, “Newmark” or the “Company”), a Delaware corporation, was formed as NRE Delaware, Inc. on November 18, 2016. Newmark changed its name to Newmark Group, Inc. on October 18, 2017. Newmark Holdings, L.P. (“Newmark Holdings”) is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark Partners, L.P. (“Newmark OpCo”), the operating partnership. Newmark is a leading commercial real estate services firm. Newmark offers a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers.  Newmark’s investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and GSE lending and loan servicing, mortgage broking and equity-raising. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. Newmark enhances these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

Newmark was formed through BGC Partners, Inc.’s (“BGC Partners” or “BGC”) purchase of Newmark & Company Real Estate, Inc. and certain of its affiliates in 2011. A majority of the voting power of BGC Partners is held by Cantor Fitzgerald, L.P. and its affiliates (together, “Cantor”), including Cantor Fitzgerald & Co (“CF&Co”). Subsequent to the Spin-Off, the majority of the voting power of Newmark is held by Cantor.

On November 30, 2018 (the “Distribution Date”), BGC completed its previously announced pro-rata distribution (the “Spin-Off”) to its stockholders of all of the shares of common stock of Newmark owned by BGC as of immediately prior to the effective time of the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on November 23, 2018 (the “Record Date”), and shares of Newmark Class B common stock distributed to the holders of shares of BGC Partners Class B common stock (consisting of Cantor and CF Group Management, Inc. (“CFGM”)) of record as of the close of business on the Record Date. The Spin-Off was effective as of 12:01 a.m., New York City time, on the Distribution Date.

Acquisition of Berkeley Point and Investment in Real Estate LP

On September 8, 2017, BGC acquired, from Cantor Commercial Real Estate Company, LP (“CCRE”), 100% of the equity of Berkeley Point Financial LLC (the “Berkeley Point Acquisition”). Berkeley Point Financial LLC (“Berkeley Point”, “BPF”, or, together with Newmark’s multifamily investment sales and non-GSE multifamily brokerage business, its “Multifamily Capital Market Business”) is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans. At the closing of the Berkeley Point Acquisition, BGC purchased and acquired from CCRE all of the outstanding membership interests of BPF, a wholly owned subsidiary of CCRE, for an acquisition price of $875.0 million, subject to a post-closing upward or downward adjustment to the extent that the net assets, inclusive of certain fair value adjustments, of BPF as of the closing were greater than or less than $508.6 million. BGC paid $3.2 million of the $875.0 million acquisition price with 247,099 limited partnership units of BGC Holdings, L.P. (“BGC Holdings”), which may be exchanged over time for shares of Class A common stock of BGC, with each BGC Holdings unit valued for these purposes at the volume weighted-average price of a share of BGC Class A common stock for the three trading days prior to the closing. The Berkeley Point Acquisition did not include the Special Asset Servicing Group of BPF; however, BPF will continue to hold the Special Asset Servicing Group’s assets until the servicing group is transferred to CCRE at a later date in a separate transaction. Accordingly, CCRE will continue to bear the benefits and burdens of the Special Asset Servicing Group from and after the closing.

Concurrently with the Berkeley Point Acquisition, on September 8, 2017 Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate-related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment are available. As of December 31, 2018, Newmark’s investment in Real Estate LP was accounted for under the equity method.

Separation and Distribution Agreement

On December 13, 2017, prior to the closing of Newmark’s initial public offering (“IPO”), BGC, BGC Holdings, BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (the “Original Separation and Distribution Agreement”). The Original Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

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

•	the proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings;
•	the IPO;
•	the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below
•

the pro rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock, which distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes; and

•	other agreements governing the relationship between BGC, Newmark and Cantor.

Related Agreements

In connection with the Separation and the IPO, on December 13, 2017, the applicable parties entered into the following additional agreements:

•	an Amended and Restated Agreement of Limited Partnership of Newmark Holdings, dated as of December 13, 2017;
•	an Amended and Restated Agreement of Limited Partnership of Newmark OpCo, dated as of December 13, 2017 and as amended on September 26, 2018;
•	a Second Amended and Restated Agreement of Limited Partnership of BGC U.S. OpCo, dated as of December 13, 2017;
•	a Second Amended and Restated Agreement of Limited Partnership of BGC Global OpCo, dated as of December 13, 2017;
•	a Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor, BGC and Newmark;
•	a Transition Services Agreement, dated as of December 13, 2017, by and between BGC and Newmark;

•	a Tax Matters Agreement, dated as of December 13, 2017, by and among BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings and Newmark OpCo;
•	an Amended and Restated Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor and BGC;
•	an Exchange Agreement, dated as of December 13, 2017, by and among Cantor, BGC and Newmark;
•	an Administrative Services Agreement, dated as of December 13, 2017, by and between Cantor and Newmark; and
•	a Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor and Newmark.

Immediately prior to the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of Newmark Class A common stock (the “exchange ratio”). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one Newmark Class A common stock; however, the exchange ratio is subject to adjustment. For example, for reinvestment, acquisition or other purposes, Newmark has determined on a quarterly basis to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Original Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the re-investment of cash by Newmark into Newmark Opco as a result of the distribution of such smaller percentage, after the payment of taxes. As of December 31, 2018, the exchange ratio equaled 0.9793.

As part of the Separation described above, BGC contributed its interests in both BPF and Real Estate LP to Newmark

Initial Public Offering

On December 15, 2017, Newmark announced the pricing of the IPO of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK.” In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark Class A common stock from Newmark at the IPO price, less underwriting discounts and commission (the “option”). As a result, Newmark received aggregate net proceeds of approximately $295.4 million from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses. Upon the closing of the option, Newmark’s public stockholders owned approximately 16.6% of the shares of Newmark Class A common stock. This was based on 138.6 million shares of Newmark Class A common stock outstanding following the closing of the option. Also upon the closing of the option, Newmark’s public stockholders owned approximately 9.8% of what was then Newmark’s 234.2 million fully diluted shares outstanding.

Debt

On November 22, 2017, BGC and Newmark entered into an amendment to an unsecured senior term loan credit agreement, dated as of September 8, 2017, with Bank of America, N.A., as administrative agent and a syndicate of lenders. The agreement provides for a term loan of up to $575.0 million (the “Term Loan”), and as of the Separation this entire amount remained outstanding under the term loan credit agreement. Pursuant to the term loan amendment and effective as of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan. Newmark used the proceeds, net of underwriting discounts and commissions from the IPO to partially repay $304.3 million of the Term Loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of $270.7 million on the Term Loan.

Also on November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement, dated as of September 8, 2017, with the administrative agent and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. As of the Separation, $400.0 million of borrowings were outstanding under the revolving credit facility. Pursuant to the revolver amendment, the then-outstanding borrowings of BGC under the revolving credit facility were converted into a term loan (the “Converted Term Loan”) and, effective upon the Separation, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. On June 19, 2018, Newmark repaid $152.9 million, and on September 26, 2018, Newmark repaid $113.2 million of the Converted Term Loan using proceeds from the issuance of the exchangeable preferred limited partnership units (“EPUs”) in private transactions to the Royal Bank of Canada (“RBC”) (see section on Exchangeable Preferred Partnership Units and Forward Contracts below for more information). On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan using the proceeds from the sale of its 6.125% Senior Notes.
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

On December 9, 2014, BGC issued an aggregate of $300.0 million principal amount of its 5.375% Senior Notes due 2019 (the “5.375% BGC Senior Notes”). In connection with the issuance of the 5.375% BGC Senior Notes, BGC lent the proceeds of the 5.375% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014, with an aggregate principal amount of $300.0 million payable to BGC (the “2019 Promissory Note” and, together with the 2042 Promissory Note, the “BGC Notes”). In connection with the Separation, on December 13, 2017 Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note. On November 23, 2018, Newmark repaid the outstanding principal amount of $300.0 million under the 2019 Promissory Note using primarily proceeds from the sale of its 6.125% Senior Notes.

On March 19, 2018, Newmark entered into an amended and restated credit agreement (the “Intercompany Credit Agreement”) with BGC, which amended and restated the original intercompany credit agreement between the parties in relation to the Separation, dated as of December 13, 2017. The Intercompany Credit Agreement provided for each party to issue revolving loans to the other party in the lender’s discretion. The interest rate on the Intercompany Credit Agreement can be the higher of BGC’s or Newmark’s short-term borrowings rate in effect at such time plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. As of November 7, 2018, all borrowings outstanding under the Intercompany Credit Agreement had been repaid.

On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility (the “Credit Facility”). As of December 31, 2018, there were no borrowings outstanding under the new Credit Agreement. Borrowings under the Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) LIBOR for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 200 basis points with respect to LIBOR borrowings in (a) above and can range from 0.25% to 1.25% higher, depending upon Newmark’s credit rating. The Credit Facility also provides for an unused facility fee.

On November 6, 2018, Newmark completed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced at 98.937% to yield 6.375%. The 6.125% Senior Notes, which were priced on November 1, 2018, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933 (see Note 31 – Subsequent Events). The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and will mature on November 15, 2023. The initial carrying amount of the 6.125% Senior Notes was $537.6 million, net of debt issue costs of $6.3 million and net of debt discount of $5.8 million. Newmark uses the effective interest rate method to amortize the debt discount over the life of the loan. Newmark amortized $0.2 million of debt issue costs during the year ended December 31, 2018. Newmark uses the straight-line method to amortize these debt issue costs over the life of the loan. Newmark amortized $0.2 million of debt discount during the year ended December 31, 2018. Newmark recorded interest expense related to the 6.125% Senior Notes of $5.5 million during the year ended December 31, 2018.

On November 30, 2018 Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor Fitzgerald, L.P. (“CFLP”).  The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion.  Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250 million from each other from time to time at an interest rate which is higher to CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%.

BGC’s Investment in Newmark Holdings

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings L.P. for approximately $242.0 million (the “Investment in Newmark in Newmark Holdings”). These newly-issued Newmark Units are exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock of Newmark. BGC and its subsidiaries funded the Investment in Newmark using proceeds of its Controlled Equity Offering sales program. See Note 26 – Related Party Transactions for additional information.

Nasdaq Monetization Transactions

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

In connection with the Nasdaq Earn-Out, Newmark received 992,247 shares of Nasdaq common stock during the year ended December 31, 2018 and 992,247 shares of Nasdaq common stock during the year ended December 31, 2017. Newmark will recognize the remaining Earn-Out of up to 8,930,223 shares of Nasdaq common stock ratably over the next approximately 9 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. During the year ended December 31, 2018, Newmark sold 1,142,247 of the Nasdaq shares. In November of 2017, Newmark sold 242,247 shares and had 600,000 shares remaining in connection with the Nasdaq Earn-out as of December 31, 2018.

Exchangeable Preferred Partnership Units and Forward Contracts

On June 18, 2018 and September 26, 2018, Newmark’s principal operating subsidiary, Newmark OpCo, issued approximately $175 million and $150 million of EPUs, respectively, in private transactions to RBC (the “Newmark OpCo Preferred Investment”). Newmark received $152.9 million and $113.2 million of cash in the second and third quarter, respectively, of 2018 with respect to these transactions. The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in Noncontrolling interests on the consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through Retained Earnings on the consolidated statements of changes in equity and are reductions to Net income (loss) available to common stockholders for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the newly formed special purpose vehicle entities (the “SPVs”) that are consolidated subsidiaries of Newmark, entered into four variable postpaid forward contracts with RBC (together, the "RBC Forwards"). The SPVs are indirect subsidiaries of Newmark whose sole asset is the Nasdaq share Earn-Outs for 2019 through 2022.The RBC Forwards provide the option to both Newmark and RBC for RBC to receive up to 992,247 shares of Nasdaq common stock, received by Newmark pursuant to the Nasdaq earn-out (see Note 7— Marketable Securities), in each of the fourth quarters of 2019 through 2022 in exchange for either cash or redemption of the EPUs, solely at Newmark’s option. The Nasdaq Earn-Out is related to BGC’s sale of its electronic benchmark U.S. Treasury platform (“eSpeed”) business to Nasdaq, Inc. (“Nasdaq”) on June 28, 2013. The purchase consideration consisted of $750.0 million in cash paid upon closing, plus an expected payment of up to 14.9 million shares of Nasdaq common stock to be paid ratably over 15 years beginning in 2013, assuming that Nasdaq, as a whole, generates at least $25.0 million in gross revenues each of these years. In connection with the separation of Newmark from BGC, during the third quarter of 2017 BGC transferred to Newmark the right to receive the remainder of the Nasdaq Earn-out payments.

As the RBC Forwards provide Newmark with the ability to redeem the EPUs for Nasdaq stock, and these instruments are not legally detachable, they represent single financial instruments. The financial instruments’ EPU redemption feature for Nasdaq common stock is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instruments, and, therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on Newmark’s consolidated balance sheets, with all changes in fair value recorded as a component of “Other income, net” on Newmark’s consolidated statements of operations. See Note 11 — Derivatives for additional information.

The Spin-Off

On November 30, 2018, BGC completed the Spin-Off to its stockholders of all of the shares of Newmark’s common stock owned by BGC as of immediately prior to the effective time of the Spin-Off, with shares of our Class A common stock distributed to the holders of shares of BGC’s Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on November 23, 2018 (the “Record Date”), and shares of Newmark’s Class B common stock distributed to the holders of shares of BGC’s Class B common stock (consisting of Cantor and CF Group Management, Inc. (“CFGM”)) of record as of the close of business on the Record Date.

Based on the number of shares of BGC common stock outstanding as of the close of business on the Record Date, BGC’s stockholders as of the Record Date received in the Distribution 0.463895 of a share of Newmark Class A common stock for each share of BGC Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Class B common stock held as of the Record Date. BGC Partners stockholders received cash in lieu of any fraction of a share of Newmark common stock that they otherwise would have received in the Distribution.

Prior to and in connection with the Spin-Off, 14.8 million Newmark Holdings Units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo Units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders.

In the aggregate, BGC distributed 131,886,409 shares of Newmark Class A common stock and 21,285,537 shares of our Class B common stock to BGC’s stockholders in the Distribution. These shares of our common stock collectively represented approximately 94% of the total voting power of our outstanding common stock and approximately 87% of the total economics of Newmark outstanding common stock in each case as of the Distribution Date.

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, L.P. (“BGC Holdings”), to distribute pro rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings, L.P. (“Newmark Holdings”) held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of December 31, 2018, the exchange ratio was 0.9793 shares of Newmark common stock per Newmark Holdings unit.

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be Newmark’s controlling stockholder, and BGC and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in it or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Distribution and the BGC Holdings distribution.

Prior to the Distribution, 100% of the outstanding shares of Newmark Class B common stock were held by BGC. Because 100% of the outstanding shares of BGC Class B common stock were held by Cantor and CFGM as of the Record Date, 100% of the outstanding shares of our Class B common stock were distributed to Cantor and CFGM in the Distribution. As of the Distribution Date, shares of our Class B common stock represented 57.8% of the total voting power of the outstanding Newmark common stock and 12.1% of the total economics of the outstanding Newmark common stock. Cantor is controlled by CFGM, its managing general partner, and, ultimately, by Howard W. Lutnick, who serves as Chairman of Newmark. Mr. Lutnick is also the Chairman of the Board of Directors and Chief Executive Officer of BGC Partners and Cantor and the Chairman and Chief Executive Officer of CFGM, as well as the trustee of an entity that is the sole shareholder of CFGM. Stephen M. Merkel, our Chief Legal Officer and Executive Vice President, serves as Executive Vice President, General Counsel and Assistant Secretary of BGC Partners, and is employed as Executive Managing Director, General Counsel and Secretary of Cantor.

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

During the year ended December 31, 2018, Newmark changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” to “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in Newmark’s consolidated statement of operations. Newmark also changed “Gains from mortgage banking activities, net” to “Gains from mortgage banking activities/orginations, net” during the year ended December 31, 2018. The line item “Warehouse notes payable” was changed to “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” during the year ended December 31, 2018. Reclassifications have been made to previously reported amounts to conform to the current presentation.

The Berkeley Point Acquisition has been determined to be a combination of entities under common control that resulted in a change in the reporting entity. Accordingly, the financial results of Newmark have been retrospectively adjusted to include the financial results of BPF in the prior periods as if BPF had always been consolidated. On December 13, 2017, in connection with the Separation, the assets and liabilities of BPF were transferred to Newmark. As of October 15, 2018, ARA, Berkeley Point, NKF Capital Markets, and Newmark Cornish & Carey all operate under the name “Newmark Knight Frank”.

The following tables summarize the impact of the Berkeley Point Acquisition on Newmark’s consolidated statements of operations for the year ended December 31, 2016 (in thousands):

	Year Ended December 31, 2016
	As Previously Reported	Retrospective Adjustments	As Retrospectively Adjusted
Income before income taxes and noncontrolling interests	$45,295	$125,910	$171,205
Consolidated net income	41,382	125,830	167,212
Net loss attributable to noncontrolling interests	(1,189)	—	(1,189)
Net income available to common stockholders	$42,571	$125,830	$168,401

Intercompany balances and transactions within Newmark have been eliminated. Transactions between Cantor or BGC and Newmark pursuant to service agreements between Cantor and BGC (see Note 26—Related Party Transactions), representing valid receivables and liabilities of Newmark, which are periodically cash settled, have been included in the consolidated financial statements as either receivables to or payables from related parties. Additionally, prior to the Spin-Off, certain other transactions between BGC and Newmark are recorded as contributions of BGC’s net investment in Newmark, including acquisitions prior to the IPO (see Note 4—Acquisitions).

Newmark receives administrative services to support its operations, and in return, Cantor and BGC allocate certain of their expenses to Newmark. Such expenses represent costs related, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor and BGC overhead costs, are included as expenses in the consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on a services agreement between Cantor and BGC which reflects the utilization of service provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor and BGC. Actual costs that would have been incurred if Newmark had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure. For an additional discussion of expense allocations, see Note 26—Related Party Transactions.

Prior to the Separation, BGC used a centralized approach to cash management. Accordingly, excess cash and cash equivalents were held by BGC at the corporate level and were not attributed to Newmark for any of the periods presented. Transfers of cash, both to and from BGC’s centralized cash management system, are included in “Current portion of payables to related parties” on the consolidated balance sheets and as part of the change in payments to and borrowings from related parties in the financing section within the accompanying consolidated statements of cash flows.

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

(b)	Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification of related amounts within the statements of cash flows. The new standard was effective for Newmark beginning January 1, 2017, and early adoption was permitted. The adoption of this standard did not have a material impact on Newmark’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. Newmark adopted the standard as of its effective date of January 1, 2018 and recognized an increase in assets, liabilities, beginning retained earnings and noncontrolling interests of $64.4 million, $45.6 million, $16.5 million and $2.3 million, respectively, as the cumulative effect of adoption of this accounting change. The impact of adoption is primarily related to Newmark’s brokerage revenues from leasing commissions where revenue recognition was previously deferred when future contingencies exist under the previous revenue recognition guidance. The adoption of the new revenue recognition guidance accelerated these commission revenues that were based, in part, on future contingent events. For example, a portion of certain brokerage revenues from leasing commissions were deferred until a future contingency was resolved (e.g., tenant move-in or payment of first month’s rent). Under the new revenue recognition model, Newmark’s performance obligation will be typically satisfied at lease signing, and, therefore, the portion of the commission that is contingent on a future event will likely be recognized earlier, if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Further, Newmark previously presented expenses incurred on behalf of customers for certain management services subject to reimbursement on a net basis within expenses. Under the new revenue recognition model, Newmark concluded that it controls the services provided by a third-party on behalf of customers and, therefore, acts as a principal under those contracts. As a result, for these service contracts Newmark will present expenses incurred on behalf of customers along with corresponding reimbursement revenue on a gross basis in Newmark’s consolidated statements of operations, with no impact on net income available to common stockholders.

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

The new revenue recognition guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result did not have an impact on the elements of Newmark’s consolidated statements of operations most closely associated with financial instruments, including Gains from mortgage banking activities/origination, net, and Servicing fees.

There was no significant impact as a result of applying the new revenue standard to Newmark’s consolidated financial statements for the year ended December 31, 2018, except as it relates to the revenue recognition of certain brokerage revenues from leasing commissions that were based, in part, on future contingent events and the presentation of expenses incurred on behalf of customers for certain management services subject to reimbursement. See Note 3— Summary of Significant Accounting Policies and Note 13— Revenues from Contracts with Customers.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new measurement alternative. The guidance also requires entities to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to clarify transition and subsequent accounting for equity investments without a readily determinable fair value, among other aspects of the guidance issued in ASU 2016-01. The amendments in ASU 2018-03 were effective for fiscal years beginning January 1, 2018 and interim periods beginning July 1, 2018. The amendments and technical corrections provided in ASU 2018-03 could be adopted concurrently with ASU 2016-01, which was effective for Newmark on January 1, 2018. Newmark adopted both ASUs on January 1, 2018 using the modified retrospective approach for equity securities with a readily determinable fair value and the prospective method for equity investments without a readily determinable fair value. The adoption of this guidance did not have a material impact on Newmark’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the statements of cash flows. The new standard became effective beginning with the first quarter of 2018 and required adoption on a retrospective basis. The adoption of this guidance did not have a material impact on Newmark’s consolidated statements of cash flows.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805)—Clarifying the definition of Business, which clarifies the definition of a business with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard became effective beginning January 1, 2018 on a prospective basis. The adoption of this U.S. GAAP guidance did not have a material impact on Newmark’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Under this guidance, an entity would not apply modification accounting if the fair value, the vesting conditions, and the classification of the awards (as equity or liability) are the same immediately before and after the modification. The new standard became effective beginning January 1, 2018, on a prospective basis for awards modified on or after the adoption date. The adoption of this guidance did not have a material impact on Newmark’s consolidated financial statements.

(c)	New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provides an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP. Further, ASU 2018-11 contains a new practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 is effective beginning January 1, 2019, with early adoption permitted. Newmark plans to adopt the standards on their required effective date and use the effective date as the date of initial application. As a result, pursuant to this transition method, financial information will not be updated and the disclosures required under the new leases standards will not be provided for dates and periods before January 1, 2019. The new guidance provides a number of optional practical expedients to be utilized by lessees upon transition. Accordingly, Newmark expects to elect the ‘package of practical expedients,’ which permits Newmark not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Newmark does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to Newmark. The new standard also provides practical expedients for an entity’s ongoing accounting as a lessee. Newmark currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, Newmark will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets in transition. Newmark also currently expects to elect the practical expedient to not separate lease and non-lease components for all leases other than leases of real estate. Newmark acting primarily as a lessee, currently believes the most material effects of adoption will relate to the recognition of new ROU asset and lease liability on its consolidated balance sheets for its real estate and equipment operating leases; and these impacts are expected to represent approximately 7 percent and 10 percent of Newmark’s December 31, 2018 Total assets and Total liabilities, respectively. Newmark does not believe the adoption of the new guidance will have a significant impact on its consolidated statements of operations, consolidated statements of changes in equity and consolidated statements of cash flows. See Note 30 – “Commitments and Contingencies” for additional information.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard will become effective beginning January 1, 2020 and will be applied on a prospective basis, and early adoption is permitted. However, the adoption of the new guidance is not expected to have a material effect on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard became effective beginning January 1, 2019 on a prospective basis and modified retrospective basis. In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Based on concerns about the sustainability of LIBOR, in 2017, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York identified a broad Treasury repurchase agreement (repo) financing rate referred to as the SOFR as its preferred alternative reference rate. The guidance in ASU No. 2018-16 adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The amendments in this ASU are required to be adopted concurrently with the guidance in ASU No. 2017-12. As Newmark currently does not designate any derivative contracts as hedges for accounting purposes, the adoption of this new guidance is not expected to have an impact on Newmark’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 by providing an option to reclassify these stranded tax effects to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new standard will become effective beginning January 1, 2019, with early adoption permitted. Newmark plans to adopt the new standard on its required effective date and expects to elect to reclassify the stranded income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. However, the adoption of the new guidance is not expected to have a material effect on Newmark’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to non-employee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance relate to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The new standard became effective beginning January 1, 2019. The ASU is required to be applied on a prospective basis to all new awards granted after the date of adoption. In addition, any liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the adoption date should be remeasured at fair value as of the adoption date with cumulative effect adjustment to opening retained earnings in the year of adoption. Management expects to adopt this standard on its effective date. The adoption of this guidance is not expected to have a material impact on Newmark’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for Newmark beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, Newmark’s early adoption eliminated and modified disclosure requirements as of December 31, 2018 and Newmark plans to adopt the remaining disclosure requirements effective January 1, 2020. The adoption of this standard did not impact Newmark’s consolidated financial statements. See Note 25—“Fair Value of Financial Assets and Liabilities” for additional information.

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

Newmark is a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiaries. Virtually all of Newmark’s consolidated net assets and net income are those of consolidated variable interest entities. Newmark Holdings is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark OpCo, the operating partnership. Listed below are the limited partnership interests in Newmark Holdings. In addition, Newmark OpCo issued approximately $325 million of exchangeable preferred limited partnership units in private transactions to RBC (see Note 1—Organization and Basis of Presentation). The founding/working partner units, limited partnership units, limited partnership interests held by Cantor (“Cantor units”) and, prior to the Spin-Off, limited partnership interests held by BGC (“BGC units”), each as described below. In addition, prior to the Spin-Off, BGC Partners and its operating subsidiaries hold limited partnership interest in Newmark Holdings due to the Investment in Newmark (see Note 26— Related Party Transactions). These collectively represent all of the “limited partnership interests” in BGC Holdings and Newmark Holdings.

Immediately prior to the completion of the IPO, Newmark entered into the Original Separation and Distribution Agreement with Cantor, BGC, BGC Holdings and BGC OpCo.  As a result of the Original Separation and Distribution Agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one Newmark Class A common stock, however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Original Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of December 31, 2018, the exchange ratio equaled 0.9793.

Redeemable Partnership Interest

Founding/working partners have a limited partnership interest in BGC Holdings and Newmark Holdings. Holders of High Distribution Units (“HDUs”) have limited partnership interests in Newmark Holdings with a capital account. Newmark accounts for founding/working partner units (“FPUs”) and HDUs outside of permanent capital, as “Redeemable partnership interest,” in Newmark’s consolidated balance sheets. This classification is applicable to FPUs and HDUs because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.

FPUs are held by limited partners who are primarily employees of BGC and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a component of “Net income attributable to noncontrolling interests” in Newmark’s consolidated statements of operations to the extent they related to Newmark employees.

Limited Partnership Units

Certain Newmark employees hold limited partnership interests in Newmark Holdings (e.g., REUs, RPUs, PSUs, PSIs and LPUs, collectively the “limited partnership units”). Prior to the Original Separation and Distribution Agreement, certain employees of both BGC and Newmark received limited partnership units in BGC Holdings. As a result of the Original Separation and Distribution Agreement, these employees were distributed limited partnership units in Newmark Holdings equal to a BGC Holdings limited partnership unit multiplied by the contribution ratio. Subsequent to the Original Separation and Distribution Agreement, BGC employees only receive limited partnership units in BGC Holdings and Newmark employees only receive limited partnership units in Newmark Holdings.

Generally, such limited partnership units receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in Newmark’s consolidated statements of operations. Following the Spin-Off, the quarterly allocations of net income on BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in Newmark’s consolidated statements of operations, and the quarterly allocations of net income on Newmark Holdings limited partnership units held by BGC employees are reflected as a component of “Net income (loss) attributable to noncontrolling interests” in Newmark’s consolidated statements of operations. From time to time, Newmark issues limited partnership units as part of the consideration for acquisitions.

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards, and in accordance with U.S. GAAP guidance, Newmark records compensation expense for the awards based on the change in value at each reporting date in  Newmark’s consolidated statements of operations as part of “Compensation and employee benefits.”

Certain Newmark employees hold preferred partnership units (“Preferred Units”). Each quarter, the net profits of Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”). These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into Newmark’s Class A common stock and are only entitled to the Preferred Distribution, and accordingly are not included in Newmark’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in

Newmark’s consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocation of net income based on their weighted-average pro rate share of economic ownership of the operating subsidiaries.

Cantor Units

Cantor holds limited partnership interests in Newmark Holdings. Cantor units are reflected as a component of “Noncontrolling interests” in Newmark’s consolidated balance sheets. Cantor receives allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “Net income (loss) attributable to noncontrolling interests” in Newmark’s consolidated statements of operations.

BGC Units

Prior to the Spin-Off, BGC and its operating subsidiaries held limited partnership interests in Newmark Holdings. Such BGC units were reflected as a component of “noncontrolling interests” in Newmark’s consolidated balance sheets. BGC received allocations of net income (loss), which were cash distributed on a quarterly basis and were reflected as a component of net income (loss) attributable to noncontrolling interests in Newmark’s consolidated statements of operations. In conjunction with  the Spin-Off, such units were either exchanged for shares of Newmark Class A and Class B shares that were distributed to BGC Stockholders in the Spin-Off, or distributed to the partners of BGC Holdings in the BGC Holdings distribution (See Note 1 – Organizational and Basis of Presentation.)

Exchangeable Preferred Limited Partnership Units

RBC holds approximately $325.0 million of EPUs in Newmark OpCo, as a result of the Newmark OpCo Preferred Investment.  The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the four tranches, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through retained earnings on the consolidated statement of changes in equity and are included in “Net income available to common stockholders” for the purpose of calculating earnings per share.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. In addition, limited partnership interests held by Cantor in Newmark Holdings are generally exchangeable for up to 23.7 million shares of Newmark Class B common stock. Following the IPO and prior to the Spin-Off, in order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a Class A or Class B common stock of BGC, such partner or Cantor was required to exchange both one BGC Holdings limited partnership interests and a number of Newmark Holdings limited partnership interests equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of BGC Class A and Class B common stock outstanding as of such time (the “distribution ratio”), divided by the exchange ratio. Initially the distribution ratio was equivalent to the contribution ratio (one divided by 2.2 or .4545), and at the time of the Spin-Off, the distribution ratio equaled 0.463895.  As a result of the change in the distribution ratio, certain BGC Holdings limited partnership interests no longer have a corresponding Newmark Holdings limited partnership interest. The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Original Separation and Distribution Agreement (together referred to as “standalone”) into BGC Class A or Class B common stock was contingent upon the Spin-Off. Following the Spin-Off, a partner or Cantor is no longer required to have paired BGC Holdings and Newmark Holdings limited partnership interests to exchange into Newmark Class A or Class B Common Stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark

Holdings held by a partner or Cantor may become exchangeable for a number of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the then exchange ratio.

Each quarter, net income (loss) is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, limited partnership units (including BGC units and Cantor units) is allocated to Cantor and reflected as a component of “Net income (loss) attributable to noncontrolling interests” in Newmark’s consolidated statements of operations. In subsequent quarters in which Newmark has net income, the initial allocation of income to the limited partnership interests is to “Net income (loss) attributable to noncontrolling interests,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income (loss) allocated to common stockholders.

(3)	Summary of Significant Accounting Policies

Use of Estimates:

The preparation of Newmark’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in Newmark’s consolidated financial statements. Management believes that the estimates utilized in preparing these consolidated financial statements are reasonable. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from the estimates included in Newmark’s consolidated financial statements.

Equity Investments:

Effective January 1, 2018, in accordance with the new guidance on recognition and measurement of equity investments, Newmark carries its marketable equity securities at fair value and recognizes any changes in fair value in consolidated net income (loss). Further, Newmark has elected to use a measurement alternative for its equity investments without a readily determinable fair value, pursuant to which these investments are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. See Note 8—Investments for additional information.

Revenue Recognition:

The accounting policy changes are attributable to the adoption of ASU No. 2014-09, Revenue from contracts with Customers and related amendments on January 1, 2018. These revenue recognition policy updates are applied prospectively in Newmark’s consolidated financial statements from January 1, 2018 onward. Financial information for the historical comparable periods was not revised and continues to be reported under the accounting standards in effect during those historical periods.

Commissions:

Commissions from real estate brokerage transactions are typically recognized at a point in time on the date the lease is signed, if deemed not subject to significant reversal. The date the lease is signed represents the transfer of control and satisfaction of the performance obligation as the tenant has been secured. Commission payments may be due entirely upon lease execution or may be paid in installments upon the resolution of a future contingency (e.g. tenant move-in or payment of first month’s rent).

Commission revenues from sales brokerage transactions are recognized at the time the service has been provided and the commission becomes legally due, except when future contingencies exist. In most cases, close of escrow or transfer of title is a future contingency, and revenue recognition is deferred until all contingencies are satisfied.

Gains from Mortgage Banking Activities/Originations, net:

Gains from mortgage banking activities/originations, net are recognized when a derivative asset or liability is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Gains from mortgage banking activities/originations, net are recognized net of related fees and commissions to third-party brokers.

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

Newmark also uses third party service providers in the provision of its services to customers. In instances where a third-party service provider is used, Newmark performs an analysis to determine whether it is acting as a principal or an agent with respect to the services provided. To the extent that Newmark determines that it is acting as a principal, the revenue and the expenses incurred are recorded on a gross basis. In instances where Newmark has determined that it is acting as an agent, the revenue and expenses are presented on a net basis within the revenue line item.

In some instances, Newmark performs services for customers and incurs out-of-pocket expenses as part of delivering those services. Newmark’s customers agree to reimburse Newmark for those expenses, and those reimbursements are part of the contract’s transaction price. Consequently, these expenses and the reimbursements of such expenses from the customer are presented on a gross basis because the services giving rise to the out-of-pocket expenses do not transfer a good or service. The reimbursements are included in the transaction price when the costs are incurred, and the reimbursements are due from the customer.

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

Other Income, Net:

Other income, net comprises gains or losses recorded in connection with changes in fair value of contingent consideration in connection with entities acquired, gains and losses associated with the Nasdaq monetization transactions and the movement of mark-to market and/or hedge on marketable securities that are classified as trading securities (see Note 7—Marketable Securities), Newark’s pro-rata share for equity method investments which Newmark has significant influence but not a controlling interest (see Note 8—Investments), movements related to the impact of any unrealized non-cash mark-to-market gains or losses related to the RBC Forward agreement, unrealized gains relating to investments carried under the measurement alternative, and realized losses on the accretion of contingent consideration (see Note 25—Fair Value of Financial Assets and Liabilities).

Restricted Cash:

Represents cash set aside for amounts pledged for the benefit of Fannie Mae in excess of the required cash to secure Newmark’s financial guarantee liability (See Note 12 – Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit).

Segment:

Newmark has a single operating segment. Newmark is a real estate services firm offering services to commercial real estate tenants, owner occupiers, investors and developers, leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. The chief operating decision maker regardless of geographic location evaluates the operating results of Newmark as total real estate services and allocates resources accordingly. For the years ended December 31, 2018, 2017 and 2016, Newmark recognized revenues as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Leasing and other commissions	$817,435	$616,980	$513,812
Capital markets	468,904	397,736	335,607
Gains from mortgage banking activities/origination, net	182,264	206,000	193,387
Management services, servicing fees and other	578,976	375,734	307,177
Revenues	$2,047,579	$1,596,450	$1,349,983

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

Marketable Securities:

Marketable securities comprise securities held for investment purposes and are accounted for in accordance with U.S. GAAP guidance, Investments—Debt and Equity Securities. Marketable securities are classified as trading securities and accordingly are measured at fair value with any changes in fair value recognized currently in earnings and included in “Other income, net” in Newmark’s consolidated statements of operations. See Note 7 – Marketable Securities for additional information.

Investments:

Newmark’s investments, in which it has significant influence but not a controlling interest and of which it is not the primary beneficiary, are accounted for under the equity method. Newmark’s consolidated financial statements include the accounts of Newmark and its wholly owned and majority owned subsidiaries. Newmark’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with U.S. GAAP guidance, Consolidation of Variable Interest Entities, Newmark also combines any variable interest entities (“VIEs”) of which it is the primary beneficiary.

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

Newmark entered into four variable postpaid forward contracts as a result of the RBC Forward. These contracts qualify as derivative financial instruments.

The commitment to extend credit, the forward sale commitment and RBC Forwards qualify as derivative financial instruments. Newmark recognizes all derivatives on its consolidated balance sheets as assets or liabilities measured at fair value. The change in the derivatives fair value is recognized in current period earnings.

Mortgage Servicing Rights, net (“MSR”):

Newmark initially recognizes and measures the rights to service mortgage loans at fair value and subsequently measures them using the amortization method. Newmark recognizes rights to service mortgage loans as separate assets at the time the underlying originated mortgage loan is sold, and the value of those rights is included in the determination of the gains on loans held for sale.

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

Receivables, Net:

Newmark has accrued commission’s receivable from real estate brokerage transactions and management services and servicing fee receivables from contractual management assignments. Receivables are presented net of allowance for doubtful accounts of $16.3 million and $16.0 million as of December 31, 2018 and 2017, respectively. The allowance is based on management’s estimate and is reviewed periodically based on the facts and circumstances of each outstanding receivable.

Fixed Assets, Net:

Fixed assets are carried at cost net of accumulated depreciation and amortization. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets. The costs of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Fixed assets are depreciated over their estimated useful lives as follows:

Leasehold improvements and other fixed assets	shorter of the remaining term of lease or useful life

Software, including software development costs	3-5 years straight-line

Computer and communications equipment	3-5 years straight-line

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

Goodwill and Other Intangible Assets, Net:

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in U.S. GAAP guidance, Intangibles—Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. Newmark reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, Newmark first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There was a $6.3 million impairment charge recognized for Newmark’s indefinite-lived intangible assets other than goodwill for the year ended December 31, 2017, and no impairment of indefinite-lived intangible assets other than goodwill was deemed necessary for the years ended December 31, 2018 and 2016.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets arising from business combinations include trademarks and trade names, contractual and non-contractual customers, non-compete agreements and brokerage backlog.

Financial Guarantee Liability:

Newmark recognizes a liability in connection with the guarantee provided to Fannie Mae under the Delegated Underwriting and Servicing Program (“DUS”) and Freddie Mac under the Targeted Affordable Housing Program (“TAH”). The financial guarantee liability requires Newmark to make payments to the guaranteed party based on the borrower’s failure to meet its obligations. The liability is adjusted through provisions charged or reversed through operations. The financial guarantee liability is included in “Other long-term liabilities” on Newmark’s consolidated balance sheets.

Transfer of Financial Assets:

Newmark originates its commercial mortgage loans primarily for the GSEs’ distribution channels, which generally involve (a) Freddie Mac purchasing Newmark’s loans for cash, (b) Fannie Mae securitizing Newmark’s loans into a mortgage-backed security (“MBS”) guaranteed by Fannie Mae, (c) FHA guaranteeing the credit risk of Newmark’s loans or (d) Ginnie Mae securitizing Newmark’s loans into an MBS. MBS are collateralized by the loan and Ginnie Mae selling the MBS for cash. As part of its origination activities, Newmark accounts for the transfer of financial assets in accordance with U.S. GAAP guidance for Transfer and Servicing. In accordance with this guidance, the transfer of financial assets between two entities must meet the following criteria for derecognition and sale accounting:

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

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises

Warehouse facilities collateralized by U.S. Government Sponsored Enterprises are borrowings under warehouse line agreements. The carrying amounts approximate fair value due to the short-term maturity of these instruments. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages, reflected as loans held for sale, at fair value on Newmark’s consolidated balance sheets and third-party purchase commitments. The borrowing rates on the warehouse lines are based on short-term LIBOR plus applicable margins. Accordingly, the warehouse facilities collateralized by U.S. Government Sponsored Enterprises are typically classified within Level 2 of the fair value hierarchy. The facilities are generally repaid within a 45-day period when Freddie Mac buys the loans or upon settlement of the Fannie Mae or Ginnie Mae mortgage-backed securities, while Newmark retains servicing rights.

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

Newmark’s income taxes as presented are calculated on a separate return basis for the periods prior to the Spin-Off and have historically been included in BGC’s U.S. federal and state tax returns or separate non-U.S. jurisdictions tax returns. Subsequent to the Spin-Off, Newmark will file its own stand-alone tax returns for its operations within these jurisdictions. The 2018 tax results reflect both the pre and post spin periods and, as such, Newmark’s tax results as presented are not necessarily reflective of the results that Newmark would have generated on a stand-alone basis.

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

On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the 2017 Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provision of the tax laws that were in effect immediately before the enactment of the 2017 Tax Act. While Newmark is able to make a reasonable estimate of the impact of the reduction in the corporate rate, the final impact of the 2017 Tax Act may differ from these estimates, due to, among other things, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by Newmark as a result of the 2017 Tax Act.

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

Limited Partnership Units:

Limited partnership units in BGC Holdings and Newmark Holdings are held by Newmark employees and receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in Newmark’s consolidated statements of operations.

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

Certain limited partnership units held by Newmark employees are granted exchangeability into Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Allocations of net income and grants of exchangeability to limited partnership units and FPUs and issuance of common stock” in Newmark’s consolidated statements of operations.

BGC and Newmark have also awarded Preferred Units held by Newmark employees. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the the Preferred Distribution, which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into BGC or Newmark Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in Newmark’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Allocations of net income and grants of exchangeability to limited partnership units and FPUs and issuance of common stock” in Newmark’s consolidated statements of operations.

Redeemable Partnership Interests:

Redeemable partnership interest represents limited partnership interests in Newmark Holdings held by founding/working partners and HDU holders. (See Note 2—Limited Partnership Interests for additional information related to redeemable partnership interest.)

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

Noncontrolling Interests:

Noncontrolling interests represent third-party, Cantor’s and BGC’s (prior to the Spin-Off) ownership interests in Newmark’s consolidated subsidiaries and EPUs (see Note 1 – Organization and Basis of Presentation) and are included on Newmark’s consolidated balance sheets. Cantor and BGC units receive allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “Net income (loss) attributable to noncontrolling interests” in Newmark’s consolidated statements of operations.

(4)	Acquisitions

During April of 2018, Newmark completed the acquisition of two former Integra Realty Resources (“IRR”) offices (Boston and Pittsburgh). IRR specializes in commercial real estate valuation and advisory services, and the acquisition provides Newmark with greater geographic coverage.

In July 2018, Newmark completed the acquisition of two additional IRR offices (Denver and Pasadena) as well as Dallas based Jackson & Cooksey, Inc., a nationally known corporate tenant representation real estate business.

In September 2018, Newmark completed the acquisition of RKF Retail Holdings, LLC (“RKF”). RKF is a leading independent real estate firm in North America specializing in retail leasing, investment sales and consulting services.

In December 2018, Newmark completed the acquisition of New York-based MiT National Land Services,  LLC, a national title agency.

For the year ended December 31, 2018, the following tables summarize the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired and liabilities assumed. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur.

As of the Acquisition Date
Assets
Cash and cash equivalents	$1,110
Goodwill	42,188
Receivables, net	50,731
Fixed Assets, net	1,276
Other intangible assets, net	4,677
Other assets	2,894
Total assets	102,876
Current liabilities
Current portion of accounts payable, accrued expenses and other liabilities	15,937
Accrued compensation	26,765
Total liabilities	42,702
Net assets acquired	$60,174

The total consideration for acquisitions during the year ended December 31, 2018 was approximately $62.9 million in total fair value, comprised of cash and Newmark Holdings limited partnership units. The total consideration included contingent consideration of approximately 465,316 Newmark’s Holding partnership units (with an acquisition date fair value of approximately $6.2 million), restricted stock of approximately 216,900 (with an acquisition date fair value of approximately $3.1 million) and $8.6 million in cash that may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $42.2 million, of which $28.6 million is deductible by Newmark for tax purposes.

These acquisitions are accounted for using the purchase method of accounting. The results of operations of these acquisitions have been included in Newmark’s consolidated financial statements subsequent to their respective dates of acquisition, which in aggregate contributed $28.5 million to Newmark’s revenue for the year ended December 31, 2018.

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

In September 2017, Newmark completed the acquisition of six former Integra Realty Resources offices (Washington DC, Baltimore, Wilmington, DE, New York/New Jersey, Philadelphia and Atlanta offices). These firms specialize in valuation services, and the acquisition provides Newmark with greater geographic coverage.

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

(5)	Earnings Per Share and Weighted-Average Shares Outstanding

U.S. GAAP guidance—Earnings Per Share provides guidance on the computation and presentation of earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing Net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to Newmark’s outstanding common stock, FPUs, limited partnership units, Cantor units and BGC units (see Note 2—Limited Partnership Interests). In addition, in relation to the Newmark OpCo Preferred Investment, the EPUs issued in June 2018 and September 2018 are entitled to a preferred payable-in-kind dividend which is recorded as accretion to the carrying amount of the EPUs and is a reduction to Net income available to common stockholders for the calculation of Newmark’s Basic earnings per share and Fully diluted earnings per share.

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Basic earnings per share:
Net income available to common stockholders (1)	$101,641	$144,492	$168,401
Basic weighted-average shares of common stock outstanding	157,256	133,413	N/A
Basic earnings per share	$0.65	1.08	N/A

1.	In accordance with ASC 260, includes a reduction for dividends on preferred stock or units in the amount of $5.1 million for the year ended December 31, 2018.

Fully diluted EPS is calculated utilizing Net income available to common stockholders plus net income allocations to the limited partnership interests in Newmark Holdings as the numerator. The denominator comprises Newmark’s weighted-average number of outstanding shares of Newmark common stock to the extent the related units are dilutive and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock, stock options and RSUs. The limited partnership interests generally are potentially exchangeable into shares of Newmark Class A common stock and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2018	2017 (1)	2016
Fully diluted earnings per share
Net income available to common stockholders	$101,641	$144,492	$168,401
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	3,930	(27,275)	N/A
Net income for fully diluted shares	$105,571	117,217	N/A
Weighted-average shares:
Common stock outstanding	157,256	133,413	N/A
Partnership units(2)	5,717	4,725	N/A
Other	837	260	N/A
Fully diluted weighted-average shares of common stock outstanding	163,810	138,398	N/A
Fully diluted earnings per share	$0.64	0.85	N/A

1	Allocations of Net income (loss) to limited partnership interest in Newmark Holdings, net of tax consist solely of losses relating to the post-IPO period.
2	Partnership units collectively include founding/working partner units, limited partnership units, and Cantor and BGC units (see Note 2—Limited Partnership Interests for more information).

For the year ended December 31, 2018, approximately 95.2 million of limited partnership units were potentially dilutive securities that were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the year ended December 31, 2017, there were no potentially dilutive securities that would have had an anti-dilutive effect.

(6)	Stock Transactions and Unit Redemptions

Class A Common Stock

As of December 31, 2018, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock. Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31,
	2018	2017
Shares outstanding at beginning of period	138,593,787	—
Share issuances:
Issuance of Class A common stock in connection with The Separation	—	115,593,787
Issuance of Class A common stock for the IPO	—	23,000,000
Issuance of Class A common stock in connection with The Spin-Off	16,292,623	—
LPU redemption/exchange ¹	1,709,048	—
Other issuances of Class A common stock	343,135	—
Issuance of Class A common stock for Newmark RSUs	27,743	—
Treasury stock repurchases	(50,000)	—
Shares outstanding at end of period	156,916,336	138,593,787

1.

Because they were included in the Newmark’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Class A common shares would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock. Newmark has 500 million authorized shares of Class B common stock at $0.01 par value per share.

As of December 31, 2017, there were 15.8 million shares of Newmark’s Class B common stock outstanding. Newmark issued 5.5 million shares of Class B common stock on November 30, 2018. As of December 31, 2018, there were 21.3 million shares of Newmark’s Class B common stock outstanding.

Share Repurchases

On August 1, 2018, the Newmark board of directors and audit committee authorized repurchases of shares of our Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in our subsidiaries up to $200 million, increased from the $100 million that had been authorized on March 12, 2018. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, we may actively continue to repurchase shares and/or redeem units. In December 2018, we repurchased 50,000 shares of Newmark’s Class A common stock for $0.5 million. As of December 31, 2018, Newmark had approximately $199.5 million remaining from its share repurchase and unit redemption authorization.

The table below represents Newmark’s share repurchase activity for the year ended December 31, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid per Unit or Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Repurchases ¹
October 1, 2018 - October 31, 2018	—	—	—	—
November 1, 2018 - November 30, 2018	—	—	—	—
December 1, 2018 - December 31, 2018	50,000	$9.73	50,000	—
Total Repurchases	50,000	$9.73	50,000	$199,513,725

1.	Newmark repurchased approximately 50,000 shares of its Class A common stock at an aggregate purchase price of approximately $0.5 million for an average price of $9.73 per share.

Redeemable Partnership Interests

The changes in the carrying amount of redeemable partnership interest for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Balance at beginning of period	$21,096	$—
Transfer of IPO capital to redeemable partnership interests	—	21,096
Income allocation	6,779	—
Distributions of income	(2,843)	—
FPU redemptions	(1,101)	—
Issuance	2,239	—
Balance at end of period	$26,170	$21,096

(7)	Marketable Securities

On June 28, 2013, BGC sold certain assets of its on-the-run business, eSpeed, to Nasdaq. The total consideration received by BGC in the transaction included an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year (the “Nasdaq Earn-Out”). The Nasdaq Earn-Out was excluded from the initial gain on the divestiture and is recognized in income as it is realized and earned when these contingent events have occurred, consistent with the accounting guidance for gain contingencies. The remaining rights under the Nasdaq Earn-Out were transferred to Newmark on September 28, 2017. Any Nasdaq shares that were received by BGC prior to September 28, 2017 were not transferred to Newmark.

In connection with the Nasdaq Earn-Out, Newmark received 992,247 shares each during the years ended December 31, 2018 and 2017, respectively and accordingly, Newmark recognized a gain of $85.1 million and $77.0 million, respectively, which is included in “Other income, net” in Newmark’s consolidated statements of operations. Newmark will recognize the remaining Nasdaq Earn-Out of up to 8,930,223 shares of Nasdaq common stock ratably over the next approximately 9 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. For further information, refer to the section titled “Exchangeable Preferred Partnership Units and Forward Contract” in Note 1 – Organization and Basis of Presentation, see Note 11 – Derivatives and see Note 25 – Fair Value of Financial Assets and Liabilities.

During the year ended December 31, 2018, Newmark sold 1,142,247 of the Nasdaq shares. In November of 2017, Newmark sold 242,247 shares. As of December 31, 2018, Newmark had 600,000 shares remaining in connection with the Nasdaq Earn-Out as of December 31, 2018. During the year ended December 31, 2018, the gross proceeds of the shares sold was $95.9 million. For the year ended December 31, 2018, Newmark recognized a gain on the sale of these securities of $3.3 million. Newmark also recorded an unrealized loss of $1.2 million on the mark-to-market of these securities, which is included in “Other income, net” in Newmark’s consolidated statement of operations. As of December 31, 2018 and 2017, Newmark had $48.9 million and $57.6 million, respectively, included in “Marketable securities” on its consolidated balance sheet (see Note 19—Securities Loaned).

(8)	Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. For the years ended December 31, 2018 and 2017, Newmark recognized $2.7 million and $1.6 million, respectively. These amounts were included in “Other income, net” in its consolidated statements of operations. Newmark received distributions of $3.0 million for the year ended December 31, 2018.  As of December 31, 2018 and 2017, Newmark had $101.3 million and $101.6 million, respectively in an equity method investment, and is included in “Other assets” in Newmark’s consolidated balance sheets.

Investments Carried Under Measurements Alternatives

Newmark had previously acquired investments for which it does not have the ability to exert significant influence over operating and financial policies. The investments are generally accounted for using the cost method of accounting in accordance with U.S. GAAP guidance, Investments—Other. As of December 31, 2017, the carrying value of the cost method investments was $6.0 million. These investments are included in “Other assets” in Newmark’s consolidated balance sheets.

Effective January 1, 2018, these investments are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The carrying value of these investments was $53.5 million and is included in “Other assets” in Newmark’s consolidated balance sheets as of December 31, 2018. Newmark recognized a gain of $17.9 million relating to investments carried under the measurement alternative for the year ended December 31, 2018.

(9)	Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s consolidated financial statements. Management believes that, as of December 31, 2018 and December 31, 2017, Newmark has met all capital requirements. As of December 31, 2018, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $322.3 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of December 31, 2018 and 2017, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2018 and 2017, outstanding borrower advances were approximately $0.2 million and $0.1 million, respectively and are included in “Other assets” in Newmark’s consolidated balance sheets.

(10)	Loans Held for Sale, at Fair Value

Loans held for sale, at fair value represent originated loans that are typically financed by short-term warehouse facilities (see Note 20 – Warehouse facilities collateralized by U.S. Government Sponsored Enterprises) and sold within 45 days from the date the mortgage loan is funded. Newmark initially and subsequently measures all loans held for sale at fair value on the accompanying consolidated balance sheets. The fair value measurement falls within the definition of a Level 2 measurement (significant other observable inputs) within the fair value hierarchy.  Electing to use fair value allows a better offset of the change in the fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. Loans held for sale had a cost basis and fair value as follows (in thousands):

	Cost Basis	Fair Value
December 31, 2018	$972,434	$990,864
December 31, 2017	360,440	362,635

As of December 31, 2018 and 2017, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of December 31, 2018 and 2017, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. Interest income on loans held for sale was $31.6 million, $30.6 million and $21.2 million for the years ended December 31, 2018 , 2017 and 2016, respectively. Interest income on loans held for sale is included in “Management services, servicing fees and other” in Newmark’s consolidated statements of operations. Newmark recognized gains of $18.4 million and $2.2 million, and a loss of $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively for the change in fair value on loans held for sale. These gains/losses were included in “Gains from mortgage banking activities/originations, net” in Newmark’s consolidated statements of operations.

(11)	Derivatives

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	As of December 31, 2018					As of December 31, 2017
Derivative contract	Assets		Liabilities	Notional Amounts		Assets	Liabilities	Notional Amounts(1)
Forwards	$85,796	(1)	$9,208	$1,574,114	(2)	$3,753	$657	$541,359
Rate lock commitments	6,732		7,470	240,720		2,923	2,390	180,918
Total	$92,528		$16,678	$1,814,834		$6,676	$3,047	$722,277

1)

Included in Forwards in 2018 is $77.6 million of the RBC Forwards (see Note 1 – Organization and Basis of Presentation) which includes $19.0 million of unrealized gains for a change in the fair value of the RBC Forwards.

2)

Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and does not represent anticipated losses. Included in the notional amounts of forwards is $361 million for the RBC Forwards.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gains from mortgage banking activities, net” in Newmark’s consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $1.7 million, $1.4 million and $0.7 million of expenses for the years ended December 31, 2018, 2017 and 2016, respectively, which are reported as part of “Compensation and employee benefits” in Newmark’s consolidated statements of operations.

The table below summarizes gains and losses on derivative contracts which are included in the consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Location of gain (loss) recognized	For the Year Ended December 31,
	in income for derivatives	2018	2017	2016
Derivatives not designed as hedging instruments:
RBC Forwards	Other income	$19,002	$—	$—
Rate lock commitments	Gains from mortgage banking activities, net	935	1,953	284
Rate lock commitments	Compensation and employee benefits	(1,673)	(1,420)	(724)
Forward sale contracts	Gains from mortgage banking activities, net	(1,031)	3,096	8,101
		$17,233	$3,629	$7,661

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the current portion of “Accounts payable, accrued expenses and other liabilities,” in Newmark’s consolidated balance sheets.

(12)	Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit

Newmark is a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provides Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss sharing (see Note 22—Financial Guarantee Liability) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman will also reimburse Newmark for any losses incurred due to violation of underwriting and serving agreements that occurred prior to March 9, 2012. For the years ended December 31, 2018 and 2017, there were no reimbursements under the CEA.

Credit enhancement receivable

As of December 31, 2018, Newmark had $20.6 billion of credit risk loans in its servicing portfolio with a maximum pre-credit enhancement loss exposure of $5.8 billion. Newmark had a form of credit protection from DB Cayman on $230.7 million of credit risk loans with a maximum loss exposure coverage of $76.2 million. The amount of the maximum loss exposure without any form of credit protection from DB Cayman was $5.7 billion.

As of December 31, 2017, Newmark had $18.8 billion of credit risk loans in its servicing portfolio with a maximum pre-credit enhancement loss exposure of $5.3 billion. Newmark had a form of credit protection from DB Cayman on $4.2 billion of credit risk loans with a maximum loss exposure coverage of $1.2 billion. The amount of the maximum loss exposure without any form of credit protection from DB Cayman was $4.1 billion.

As of December 31, 2018, there was no Credit enhancement receivable. As of December 31, 2017, the Credit enhancement receivable was $10 thousand and is included in “Other assets” in Newmark’s consolidated balance sheets.

Credit enhancement deposit

The CEA required the DB Entities to deposit $25 million into Newmark’s Fannie Mae restricted liquidity account (see Note 9—Capital and Liquidity Requirements), which Newmark is required to return to DB Cayman, less any outstanding claims, on March 9, 2021. The $25 million deposit is included in “Restricted cash” and the offsetting liability in “Other long-term liabilities” in Newmark’s consolidated balance sheets.

Contingent liability

Under the CEA, Newmark is required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012.

Contingent liabilities as of December 31, 2018 and 2017 were $11.1 million and $10.7 million, respectively and are included in “Other liabilities” in Newmark’s consolidated balance sheets.

(13)	Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and our other sources of revenues (in thousands):

Year Ended December 31,
2018
Revenues from contracts with customers:
Leasing and other commissions	$817,435
Capital markets	468,904
Management services	414,447
Revenues	1,700,786
Other sources of revenue:
Gains from mortgage banking activities/ originations, net(1)	182,264
Servicing fees and other(1)	164,529
Revenues	$2,047,579

(1)	Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASU No. 2014-09.

The tables below present the impact to Newmark’s consolidated balance sheets and consolidated statement of operations as a result of applying the new revenue recognition standard, as codified within ASC 606 (in thousands):

Year Ended December 31,
2018(1)
Statement of Operations
Revenues:
Leasing and other commissions	$29,581
Management services	86,157
Total Revenues	$115,738
Expenses:
Compensation and employee benefits	$14,929
Operating, administrative and other	86,157
Total Expenses	$101,086

Year Ended December 31,
2018(1)
Assets:
Receivables, net	$103,547
Liabilities:
Accrued Compensation	$46,681
Current portion of accounts payable, accrued expenses and other liabilities	23,409

(1)	The amounts reflect each affected financial statement line item as they would have been reported under U.S. GAAP, prior to the adoption of the new revenue standard.

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

The following provides detailed information on the recognition of Newmark’s revenues from contracts with customers:

Leasing and other commissions. Newmark offers a diverse range of commercial real estate brokerage and advisory services, including tenant and agency representation. Newmark’s performance obligation is to match a qualified tenant with available landlord property. Commissions from real estate brokerage transactions are typically recognized at a point in time on the date the lease is signed. The date the lease is signed represents the transfer of control and satisfaction of all constraints and performance obligation as the tenant has been secured. The commission fees are either a fixed or variable based on a percentage of the aggregate rental fee payable over the lease term. Commission payments may be due entirely upon lease execution or may be paid in installments upon the resolution of a future contingency. In those cases, Newmark does not provide any further services after the first contingency has been met. Therefore, the performance obligation of securing a tenant has been fulfilled upon reaching the first contingency. Newmark records a receivable for future installments of the commission revenue subject to any constraints that may exist in instances where the commission is considered variable consideration.

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

Management services, servicing fees and other. In this business, Newmark provides property and facilities management services along with project management, appraisal services and other consulting services (collectively, “management services”), to customers who may also utilize Newmark’s commercial real estate brokerage services. As previously noted, servicing fees are not within the scope of the new revenue standard and a description of these services can be found in Note 3 – Summary of Significant Accounting Policies.

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

Newmark incurs expenses on behalf of customers for certain management services subject to reimbursement. Newmark concluded that it controls the services provided by a third-party on behalf of customers and, therefore, acts as a principal under those contracts. For these service contracts, Newmark presents expenses incurred on behalf of customers along with corresponding reimbursement revenue on a gross basis in Newmark’s consolidated statement of operations.

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2018 and January 1, 2018 was $4.2 million and $4.6 million, respectively. During the year ended December 31, 2018, Newmark recognized revenue of $3.2 million that was recorded as deferred revenue at the beginning of the period.

Contract Costs

Newmark capitalizes costs to fulfill contracts associated with different lines of its business where the revenue is recognized at a point in time and the costs are determined to be recoverable. Capitalized costs to fulfill a contract are recognized at the point in time that the related revenue is recognized.

At December 31, 2018, there were $2.3 million of capitalized costs recorded to fulfill a contract.

(14)	Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consists of the following activity (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Loan originations related fees and sales premiums, net	$79,062	$85,030	$69,026
Fair value of expected net future cash flows from servicing recognized at commitment, net	103,202	120,970	124,361
Gains from mortgage banking activities/originations, net	$182,264	$206,000	$193,387

(15)	Mortgage Servicing Rights, Net (MSR)

The changes in the carrying amount of  mortgage servicing rights for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	For the Year Ended December 31,
Mortgage Servicing Rights	2018	2017	2016
Beginning Balance	$399,349	$347,558	$271,849
Additions	95,284	123,902	126,547
Purchases from an affiliate	3,107	2,055	3,905
Purchases from third parties	—	—	3,771
Amortization	(81,609)	(74,166)	(58,514)
Ending Balance	$416,131	$399,349	$347,558

Valuation Allowance
Beginning Balance	$(6,723)	$(7,742)	$(7,936)
Decrease	2,401	1,019	194
Ending Balance	$(4,322)	$(6,723)	$(7,742)
Net balance	$411,809	$392,626	$339,816

Servicing fees are included in “Management services, servicing fees and other” in Newmark’s consolidated statements of operations and are as follows (in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Servicing fees	$103,365	$95,373	$78,527
Escrow interest and placement fees	18,293	9,328	3,771
Ancillary fees	10,118	5,740	5,373
Total servicing fees and escrow interest	$131,776	$110,441	$87,671

Newmark’s primary servicing portfolio at December 31, 2018 and 2017 was approximately $57.1 billion and $54.2 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio at December 31, 2018 and 2017 was $2.9 billion and $3.8 billion, respectively.

The estimated fair value of the MSRs at December 31, 2018 and 2017 was $451.9 million and $418.1 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flows assumptions used are based on assumptions Newmark believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. The discount rates used in measuring fair value for the years ended December 31, 2018 and 2017 were between 3.0% and 13.5% and varied based on investor type. An increase in discount rate of 100 bps or 200 bps would result in a decrease in fair value by $12.4 million and $24.4 million, respectively, at December 31, 2018. An increase in discount rate of 100 bps or 200 bps would result in a decrease in fair value by $11.8 million and $23.0 million, respectively, at December 31, 2017.

(16)	Goodwill and Other Intangible Assets, Net of Accumulated Amortization

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 were as follows (in thousands):

Balance at December 31, 2016	$412,846
Acquisitions	64,291
Measurement period adjustments	395
Balance at December 31, 2017	477,532
Acquisitions	40,157
Measurement period adjustments	(2,368)
Balance at December 31, 2018	$515,321

During the year ended December 31, 2018, Newmark recognized measurement period adjustments of approximately $(2.4) million. Newmark had additions to goodwill in the amount of $40.2 million as a result of acquisitions for the year ended December 31, 2018. During the year ended December 31, 2017, Newmark recognized additional goodwill and measurement period adjustments of approximately $64.3 million and $0.4 million, respectively (see Note 4—Acquisitions for more information).

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing during the fourth quarter of 2018, which did not result in any goodwill impairment.

Other intangible assets consisted of the following at December 31, 2018 and 2017 (in thousands, except weighted average life):

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	9,316	(6,706)	2,610	0.5
Non-contractual customers	11,323	(3,890)	7,433	1.8
License agreements	4,981	(2,292)	2,689	0.4
Non-compete agreements	6,267	(1,469)	4,798	1.4
Contractual customers	1,452	(849)	603	0.1
Below market leases	941	(45)	896	0.5
	$51,020	$(15,251)	$35,769	4.7

	December 31, 2017
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$4,400	$—	$4,400	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	7,061	(6,030)	1,031	0.2
Non-contractual customers	7,950	(1,495)	6,455	2.5
License agreements	4,981	(1,298)	3,683	0.9
Non-compete agreements	3,606	(496)	3,110	1.2
Contractual customers	1,452	(602)	850	0.2
Below market leases	15	(13)	2	—
	$34,855	$(9,934)	$24,921	5.0

Intangible amortization expense for the years ended December 31, 2018 and 2017 was $5.6 million and $11.1 million, respectively. Intangible amortization is included as a part of “Depreciation and amortization” in Newmark’s consolidated statements of operations. Included in intangible amortization for the year ended December 31, 2017 is an impairment charge of $6.3 million related to the impairment of the Grubb tradename. The impairment resulted from Newmark no longer doing business as Newmark Grubb Knight Frank.

The estimated future amortization of definite life intangible assets as of December 31, 2018 was as follows (in thousands):

2019	$5,086
2020	4,823
2021	3,814
2022	1,908
2023 and thereafter	3,398
Total	$19,029

(17)	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Leasehold improvements and other fixed assets	$99,207	$77,313
Software, including software development costs	21,417	17,395
Computer and communications equipment	16,605	15,878
	137,229	110,586
Accumulated depreciation and amortization	(58,424)	(45,764)
	$78,805	$64,822

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $13.7 million, $12.2 million and $9.9 million, respectively. Depreciation expense is included as a part of “Depreciation and amortization” in Newmark’s consolidated statement of operations.

For the years ended December 31, 2018 and 2017, $2.4 million and $1.1 million of software development costs were capitalized, respectively. Amortization of software development costs totaled $0.9 million, $0.4 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” in Newmark’s consolidated statements of operations.

(18)	Other Assets

Other current assets consisted of the following (in thousands):

	As of December 31,
	2018	2017
Prepaid expenses	$15,570	$12,708
Derivative assets	30,796	6,676
Prepaid taxes	9,992	—
Rent and other deposits	1,192	1,479
Other	189	131
	$57,739	$20,994

Non-current other assets consisted of the following (in thousands):

	As of December 31,
	2018	2017
Equity method investment	$101,275	$101,562
Deferred tax assets(1)	149,938	168,594
Cost method investments	53,470	6,005
Derivative assets related to the RBC Forward	61,732	—
Other	3,452	2,299
	$369,867	$278,460

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

(19)	Securities Loaned

As of December 31, 2018, Newmark no longer has securities loaned transactions with Cantor. As of December 31, 2017, Newmark had securities loaned transactions of $57.6 million with Cantor. The market value of the securities lent was $57.6 million. As of December 31, 2017, the cash collateral received from Cantor bore interest rates ranging from 3.1% to 3.25%. Securities loaned transactions are included in “Securities loaned” in Newmark’s consolidated balance sheets (see Note 7 – Marketable Securities).

(20)	Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises

Newmark uses its warehouse facilities and repurchase agreements to fund mortgage loans originated under its various lending programs. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third-party purchase commitments and are recourse only to Berkeley Point Capital, LLC.

As of December 31, 2018, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2018	Stated Spread to One Month LIBOR	Rate Type
Warehouse facility due June 20, 2019	$450,000	$—	$413,063	120 bps	Variable
Warehouse facility due September 25, 2019	200,000	—	113,452	120 bps	Variable
Warehouse facility due October 10, 2019(1)	1,000,000	—	416,373	120 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	29,499	115 bps	Variable
	$1,650,000	$325,000	$972,387
(1)

The warehouse facility was temporarily increased by $700.0 million to $1.0 billion for the period of November 30, 2018 to January 29, 2019. On January 29, 2019, the temporary increase was decreased by $400 million to $300 million for the period January 29, 2019 to April 1, 2019.

As of December 31, 2017, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2017	Stated Spread to One Month LIBOR	Rate Type
Warehouse facility due June 20, 2018	$450,000	$—	$60,715	130 bps	Variable
Warehouse facility due September 25, 2018	200,000	—	107,383	130 bps	Variable
Warehouse facility due October 11, 2018	300,000	—	174,102	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	18,240	120 bps	Variable
	$950,000	$325,000	$360,440

Newmark is required to meet a number of financial covenants. Newmark was in compliance with all covenants on December 31, 2018 and December 31, 2017 and for the years ended December 31, 2018, 2017 and 2016.

The borrowing rates on the warehouse facilities are based on short-term London Interbank Offered Rate (LIBOR) plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(21)	Long-Term Debt and Long-Term Debt Payable to Related Parties

Long-term debt and long-term debt payable to related parties consisted of the following (in thousands):

	As of December 31,
	2018	2017
6.125% Senior Notes	$537,926	$—
Converted Term Loan	—	400,000
Term Loan	—	270,710
Long-term debt	537,926	670,710
2019 Promissory Note	—	300,000
2042 Promissory Note	—	112,500
Total long-term debt	$537,926	$1,083,210

6.125% Senior Notes

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023. (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced at 98.937% to yield 6.375%. The 6.125% Senior Notes, which were priced on November 1, 2018, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and will mature on November 15, 2023. The initial carrying amount of the 6.125% Senior Notes was $537.6 million, net of debt issue costs of $6.6 million and net of debt discount of $5.8 million. Newmark uses the effective interest rate method to amortize the debt discount over the life of the loan. Newmark amortized $0.2 million of debt discount for the year ended December 31, 2018. Newmark uses the straight-line method to amortize these debt issue costs over the life of the loan. Newmark amortized $0.2 million for the year ended December 31, 2018. Newmark recorded interest expense related to the 6.125% Senior Notes of $5.5 million for the year ended December 31, 2018.

Credit Facility

On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent, the Credit Agreement. The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility, the Credit Facility. As of December 31, 2018, there were no borrowings outstanding under the new credit agreement. Borrowings under the Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) LIBOR for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 200 basis points with respect to LIBOR borrowings in (a) above and can range from 0.25% to 1.25%, depending upon Newmark’s credit rating. The Credit Facility also provides for an unused facility fee.

Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The term loan credit agreement provides for loans of up to $575.0 million. The maturity date of the agreement is September 8, 2019. Borrowings under the Term Loan bore interest at either LIBOR or a defined base rate plus an additional margin which ranged from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan was a LIBOR loan or a base rate loan. Since there were amounts outstanding under the term loan facility as of December 31, 2017, the pricing increased by 50 basis points.  On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Term Loan. The Term Loan is also subject to mandatory prepayment from 100% of net cash proceeds of all material asset sales and debt and equity issuances (subject to certain customary exceptions, including sales under the BGC’s CEO sales program). The net proceeds from the IPO were used to partially repay $304.3 million of the Term Loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of $270.7 million on the Term Loan, at which point the facility was terminated. Newmark recorded interest expense related to the Term Loan of $2.6 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018 and prior to November 30, 2018, the Term Loan was repaid in full.

Converted Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. Borrowings under the Converted Term Loan bore interest at either LIBOR or a defined base rate plus an additional margin, which ranged from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan was a LIBOR loan or a base rate loan. Since there were amounts outstanding under the Term Loan facility as of December 31, 2017, the pricing increased by 50 basis points. The Term Loan was paid in full on March 9, 2018. Since the Term Loan was repaid in full, the pricing of the Converted Term Loan returned to the levels previously described. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of BGC under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. As of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. On June 19, 2018, Newmark repaid $152.9 million, and on September 26, 2018, Newmark repaid $113.2 million of the Converted Term Loan using proceeds from the Newmark OpCo Preferred Investment. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan using the proceeds from the sale of its 6.125% Senior Notes. Therefore, there were no borrowings outstanding as of December 31, 2018.  Newmark recorded interest expense related to the Converted Term Loan of $12.9 million and $0.7 million for the years ended December 31, 2018 and 2017. As of December 31, 2018, and prior to the Spin-Off, the outstanding amount under the Converted Term Loan was repaid in full.

As of December 31, 2017, the carrying value of the Converted Term Loan and Term Loan approximated the fair value.

2019 Promissory Note and 2042 Promissory Note

On December 13, 2017, in connection with the Separation, Newmark assumed from BGC an aggregate of $300.0 million principal amount of its 2019 Promissory Note due December 9, 2019 and $112.5 million principal amount of its 2042 Promissory Note due June 26, 2042. On September 4, 2018, Newmark OpCo borrowed $112.5 million from BGC pursuant to the Intercompany Credit Agreement which loan bore interest at an annual rate equal to 6.5%. Newmark OpCo used the proceeds of the Intercompany Credit Agreement loan to repay the $112.5 million of the 2042 Promissory Note. The 2019 Promissory Note bore interest at 5.375% and the 2042 Promissory Note bore interest at 8.125%. Newmark repaid the $300 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. Upon repayment of the 2019 Promissory Note, Newmark no longer has debt obligations owed to BGC. In connection with the repayment of the 2019 Promissory Note, Newmark incurred a prepayment penalty of $7.0 million.

The 2019 and 2042 Promissory Notes are recorded at amortized cost. As of December 31, 2017, the carrying amounts and estimated fair values of the 2019 and the 2042 Promissory Notes were as follows (in thousands):

	December 31, 2017
	Carrying Amount	Fair Value
2019 Promissory Note	$300,000	$313,125
2042 Promissory Note	112,500	116,550
	$412,500	$429,675

The fair value of the 2042 Promissory Note was determined using observable market prices as the 8.125% BGC Senior Notes were considered Level 1 within the fair value hierarchy as they were deemed to be actively traded and the 2019 Promissory Note are considered Level 2 within the fair value hierarchy.

For the year ended December 31, 2018, Newmark recorded interest expense on its 2019 Promissory Note and 2042 Promissory Note in the amount of $22.3 million and $6.3 million, respectively. These Senior Notes are included in “Long-term debt payable to related parties” on Newmark’s consolidated balance sheets as of December 31, 2017.

(22)	Financial Guarantee Liability

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

At December 31, 2018, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $20.6 billion with a maximum potential loss of approximately $5.8 billion, of which $0.1 billion is covered by the Credit Enhancement Agreement (see Note 12—Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit).

At December 31, 2017, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $18.8 billion with a maximum potential loss of approximately $5.3 billion, of which $1.2 billion is covered by the Credit Enhancement Agreement (see Note 12—Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit).

For the years ended December 31, 2018 and 2017, changes on the estimated liability under the guarantee liability were as follows:

Financial guarantee liability (in thousands)
Balance at December 31, 2016	$(413)
Reversal of provision	359
Balance at December 31, 2017	(54)
Reversal of provision	22
Balance at December 31, 2018	$(32)

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

See Note 12—Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit for further explanation of credit protection provided by DB Cayman. The provisions for risk sharing are included in “Operating, administrative and other” in Newmark’s consolidated statements of operations as follows (in thousands):

	For the Years Ended December 31,
	2018	2017	2016
Increase (decrease) to financial guarantee liability	$(22)	$(359)	$125
Decrease (increase) to credit enhancement asset	10	147	101
Increase to contingent liability	—	6	5
Total expense	$(12)	$(206)	$231

(23)	Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 22—Financial Guarantee Liability). As of December 31, 2018, 25% and 16% of $5.8 billion of the maximum loss (see Note 22—Financial Guarantee Liability) was for properties located in California and Texas, respectively. As of December 31, 2017, 26% and 15% of $5.3 billion of the maximum loss (see Note 22—Financial Guarantee Liability) was for properties located in California and Texas, respectively.

(24)	Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to approximately $1.3 billion and $0.8 billion, as of December 31, 2018 and 2017, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

(25)	Fair Value of Financial Assets and Liabilities

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

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance at December 31, 2018 and 2017 (in thousands):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$48,942	$—	$—	$48,942
RBC Forwards	—	—	77,619	77,619
Loans held for sale, at fair value	—	990,864	—	990,864
Rate lock commitments	—	—	6,732	6,732
Forwards	—	—	8,177	8,177
Total assets	$48,942	$990,864	$92,528	$1,132,334
Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$32,552	$32,552
Rate lock commitments	—	—	7,470	7,470
Forwards	—	—	9,208	9,208
Total Liabilities	$—	$—	$49,230	$49,230

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$57,623	$—	$—	$57,623
Loans held for sale, at fair value	—	362,635	—	362,635
Rate lock commitments	—	—	2,923	2,923
Forwards	—	—	3,753	3,753
Total assets	$57,623	$362,635	$6,676	$426,934
Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$23,711	$23,711
Rate lock commitments	—	—	2,390	2,390
Forwards	—	—	657	657
Total Liabilities	$—	$—	$26,758	$26,758

There were no transfers among level 1, 2 and level 3 for the years ended December 31, 2018 and 2017.

Level 3 Financial Assets and Liabilities: Changes in Level 3 RBC Forwards, rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the year ended December 31, 2018 were as follows (in thousands):

	As of December 31, 2018
	Opening Balance	Total realized and unrealized gains (losses) included in Net income(1)	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding as of December 31, 2018
Assets:
Rate Lock Commitments	$2,923	$6,732	$-	$(2,923)	$6,732	$6,732
Forwards	3,753	8,177	—	(3,753)	8,177	8,177
RBC Forwards	—	19,002	58,617	—	77,619	(19,002)
Total Assets	$6,676	$33,911	$58,617	$(6,676)	$92,528	$(4,093)
	Opening Balance	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance	Unrealized (gains) losses outstanding as of December 31, 2018
Liabilities:
Accounts payable, accrued expenses and other liabilities – contingent consideration(1)	$23,711	$700	$12,616	$(4,475)	$32,552	$839
Rate Lock Commitments	2,390	7,470	—	(2,390)	7,470	7,470
Forwards	657	9,208	—	(657)	9,208	9,208
Total Liabilities	$26,758	$17,378	$12,616	$(7,522)	$49,230	$17,517

(1)	Realized losses are reported in “Other income, net” in Newmark’s consolidated statements of operations.

Changes in Level 3 rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the year ended December 31, 2017 were as follows (in thousands):

	As of December 31, 2017
	Opening Balance	Total realized and unrealized gains (losses) included in Net income(1)	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding as of December 31, 2018
Assets:
Rate Lock Commitments	$17,824	$2,923	$-	$(17,824)	$2,923	$2,923
Forwards	2,100	3,753	—	(2,100)	3,753	3,753
Total Assets	$19,924	$6,676	$-	$(19,924)	$6,676	$6,676
	Opening Balance	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance	Unrealized (gains) losses outstanding as of December 31, 2018
Liabilities:
Accounts payable, accrued expenses and other liabilities – contingent consideration(1)	$38,713	$2,675	$1,263	$(18,940)	$23,711	$2,675
Rate Lock Commitments	9,670	2,390	—	(9,670)	2,390	2,390
Forwards	—	657	—	—	657	657
Total Liabilities	$48,383	$5,722	$1,263	$(28,610)	$26,758	$5,722

(1)	Realized losses are reported in “Other income, net” in Newmark’s consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

December 31, 2018
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range	Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$32,552	Discount rate	0.3%-10.4%	8.2%
			Probability of meeting earnout and contingencies	99%-100%(1)	99.6%
			Financial forecast information
Derivative assets and liabilities:
RBC Forwards	$77,619	$—	Volatility	23.7%-34.8%(2)	30.2%
Forward sale contracts	$8,177	$9,208	Counterparty credit risk	N/A	N/A
Rate lock commitments	$6,732	$7,470	Counterparty credit risk	N/A	N/A

December 31, 2017
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range	Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$23,711	Discount rate	3.3%-10.4%(1)	6.43%
			Probability of meeting earnout and contingencies	99%-100%(1)	99.5%
			Financial forecast information
Derivative assets and liabilities:
Forward sale contracts	$3,753	$657	Counterparty credit risk	N/A	N/A
Rate lock commitments	$2,923	$2,390	Counterparty credit risk	N/A	N/A

(1)	Newmark’s estimate of contingent consideration as of December 31, 2018 and 2017 was based on the acquired business’ projected future financial performance, including revenues.
(2)	The volatility of Newmark’s RBC Forwards is primarily based on the underlying Nasdaq stock price.

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

The RBC Forwards are derivatives and, accordingly, are marked to fair value through Newmark’s consolidated statements of operations.  The fair value of the RBC Forwards is determined utilizing the following inputs, as applicable:

•	The underlying number of shares and the related strike price;
•	The maturity date; and
•	The implied volatility of Nasdaq’s stock price.

The fair value of Newmark’s RBC Forwards considers the effects of Nasdaq’s stock price volatility between the balance sheet date and the maturity date.  The fair value is determined through the use of a Black-Scholes put option valuation model.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2018 and 2017, the present value of expected payments related to Newmark’s contingent consideration was $32.6 million and $23.7 million, respectively (see Note 30- Commitments and Contingencies). The undiscounted value of the payments, assuming that all contingencies are met, would be $39.6 million and $27.7 million, respectively. Valuations for contingent consideration, RBC Forwards, forward sales contracts, and rate lock commitments are conducted by Newmark. Each reporting period, Newmark updates unobservable inputs. Newmark has a formal process to review changes in fair value for satisfactory explanation.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the new recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of approximately $53.5 million, which were included in “Other assets” in Newmark’s consolidated statements of financial condition as of December 31, 2018. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(26)	Related Party Transactions
(a)	Service Agreements
Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and BGC. For the years ended December 31, 2018, 2017 and 2016, allocated expenses were $26.2 million, $20.8 million and $18.0 million, respectively. These expenses are included as part of “Fees to related parties” in Newmark’s consolidated statements of operations.

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

As of December 31, 2018 and 2017, the aggregate balance of employee loans was $285.5 million and $209.5 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in Newmark’s consolidated balance sheets. Compensation expense for the above mentioned employee loans for the years ended December 31, 2018, 2017 and 2016 was $27.7 million, $34.4 million and $25.8 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in Newmark’s consolidated statements of operations.

Transfer of CCRE Employees to Newmark

In connection with the expansion of our mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of its affiliate, CCRE, have transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018 and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million.  Newmark recorded $6.9 million and $2.2 million as “Stockholders’equity” and “Redeemable partnership interests”, respectively, in Newmark’s consolidated balance sheets.

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

(c)	Transactions with CCRE

Newmark has a referral agreement in place with CCRE, in which Newmark’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, Newmark did not recognize any revenues for the year ended December 31, 2018. Newmark recognized revenues of $0.1 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively. This revenue was recorded as part of “Commissions” in Newmark’s consolidated statements of operations.

Newmark also has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. In connection with this agreement, Newmark paid $0.4 million to CCRE for the year ended December 31, 2016. Newmark did not make any payments under this agreement to CCRE for the years ended December 31, 2018 and 2017.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Revenue from these referrals were $2.2 million, $2.1million and $7.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, and was recognized in “Gains from mortgage banking activities/originations, net” in Newmark’s consolidated statements of operations. These referrals fees are net of the broker fees and commissions to CCRE of $ 0.8 million, $0.8 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

On March 11, 2015, BPF and CCRE entered into a note receivable/payable that allows for advances to or from CCRE at an interest rate of 1-month LIBOR plus 1.0%. On September 8, 2017, the note receivable/payable was terminated, and all outstanding advances due were paid off.  BPF recognized interest income of $0.7 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively. BPF recognized interest expense of $2.5 million and $2.3 million for the years ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2018 and 2017, Newmark purchased the primary servicing rights for $1.2 billion of loans originated by CCRE for $2.5 million and 2.1 million, respectively. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized $3.8 million, $3.8 million and $3.6 million for the years ended December 31, 2018, 2017 and 2016, respectively, of servicing revenues (excluding interest and placement fees) from loans purchased from CCRE on a “fee for service” basis, which was included as part of “Management services, servicing fee and other” in Newmark’s consolidated statements of operations.

Transactions with Executive Officers and Directors

In connection with Newmarks’s 2018 executive compensation process, Newmark’s executive officers received certain monetization of prior awards as compensation at Newmark, as set forth below:

On December 31, 2018, the Compensation Committee approved the monetization of 898,080 BGC Holdings, L.P. (“BGC Holdings”) PPSUs held by Mr. Lutnick (which had an average determination price of $7.65 per unit), and 592,721 Newmark Holdings PPSUs (which had an average determination price of $13.715 per unit), which transactions had an aggregate value of $15,000,000.  On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,131,774 non-exchangeable BGC Holdings PSUs held by Mr. Lutnick into 1,131,774 non-exchangeable BGC Holdings partnership units with a capital account (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a value of $7,017,000); and (ii) the right to exchange for cash 1,018,390 BGC Holdings non-exchangeable PPSUs held by Mr. Lutnick, (which had an average determination price of $7.8388 per unit), for a payment of $7,983,000 for taxes when (i) is exchanged.

On December 31, 2018, the Compensation Committee approved the monetization of 1,909,188 BGC Holdings PSUs held by Mr. Gosin and 264,985 BGC Holdings PPSUs (which had an average determination price of $4.2625 per unit), which transactions had an aggregate value of $11,000,000.  On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,592,016 non-exchangeable limited partnership units (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a value of $9,870,501); and (ii) the right to exchange for cash 264,985 BGC Holdings non-exchangeable PPSUs held by Mr. Gosin, (which had an average determination price of $4.2625 per unit), for a payment of $1,129,499 for taxes when (i) is exchanged.

On December 31, 2018, the Compensation Committee approved the cancellation of 13,552 non-exchangeable PSUs in BGC Holdings held by Mr. Rispoli and the cancelation of 11,089 BGC Holdings PPSUs (which had an average determination price of $5.814 per unit).  In connection with the transaction, BGC issued $134,535 in shares of Class A common stock, less applicable taxes and withholdings, resulting in 13,552 net shares of BGC Class A common stock at a price of $5.17 per share and the payment of $64,471 for taxes.  On February 22, 2019, the Compensation Committee removed the sale restrictions on 4,229 shares of BGC Class A common stock and 1,961 shares of Newmark Class A common stock held by Mr. Rispoli.

CF Real Estate Finance Holdings, LP.

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of December 31, 2018, Newmark’s investment is accounted for under the equity method (See Note 8 – Investments).

IPO and Spin-Off

On December 13, 2017, prior to the closing of the IPO, BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo, Cantor, and BGC Global OpCo entered into the Original Separation and Distribution Agreement. The Original Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries with respect to the Separation and related matters. For additional information, see Note 1 — “Organization and Basis of Presentation.” In addition, in connection with the Separation and Newmark IPO, on December 13, 2017 a Registration Rights Agreement by and among Cantor, BGC and Newmark, an Amended and Restated Tax Receivable Agreement by and between Cantor and BGC, an Exchange Agreement by and among Cantor, BGC and Newmark, and Administrative Services Agreement by and between Cantor and Newmark (see “Service Agreements” above), and a Tax Receivable Agreement by and between Cantor and Newmark were entered into.

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, including Cantor, whereby each holder of BGC Holdings limited partnership interests at that time now holds a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by the contribution ratio, divided by the current exchange ratio. The exchange ratio is subject to adjustment, in accordance with the terms of the separation agreement (for additional information, see Note 2 — “Limited Partnership Interests.”)

In addition CF&Co, a wholly owned subsidiary of Cantor, was an underwriter of the IPO. Pursuant to the underwriting agreement, Newmark paid CF&Co 5.5% of the gross proceeds from the sale of shares of Newmark Class A common stock sold by CF&Co. in connection with the IPO.

On November 30, 2018, BGC completed the Spin-Off of Newmark. BGC Partners’ stockholders, including Cantor, as of the Record Date, received in the Spin-Off 0.463895 of a share of Newmark Class B common stock for each share of BGC Class B common stock held as of the Record Date. In the aggregate, BGC distributed 131.9 million shares of Newmark Class A common stock and 21.3 million shares of Newmark Class B common stock to BGC’s stockholders in the Spin-Off. As Cantor and CFGM held 100% of the shares of BGC Class B common stock as of the Record Date, Cantor and CFGM were distributed 100% of the shares of Newmark Class B common stock in the Spin-Off (see BGC’s 2018 Investment in Newmark below).

BGC’s 2018 Investment in Newmark Holdings

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million Newmark Units of Newmark Holdings for approximately $242.0 million. The price per Newmark Unit was based on the $14.57 closing price of Newmark’s Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These newly-issued Newmark Units were exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock of Newmark. BGC made the Investment in Newmark pursuant to an Investment Agreement dated as of March 6, 2018 by and among BGC, BGC Holdings, BGC U.S. OpCo, BGC Global OpCo, Newmark, Newmark Holdings and Newmark OpCo. BGC’s 2018 Investment in Newmark and related transactions were approved by the Audit Committees and Boards of Directors of BGC and Newmark. BGC and its subsidiaries funded the Investment in Newmark using the proceeds of its CEO sales program. Newmark used the proceeds to repay the balance of the outstanding principal amount under its unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders that was guaranteed by BGC. In addition, in accordance with the Separation and Distribution Agreement, BGC owned 7.0 million limited partnership interests in the Newmark OpCo (“Newmark OpCo Units”) immediately prior to the Spin-Off, as a result of other issuances of BGC Class A common stock primarily related to the redemption of limited partnership units in BGC Holdings and Newmark Holdings.

Prior to and in connection with the Spin-Off, 14.8 million Newmark Holdings Units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo Units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders. On November 30, 2018, BGC Holdings distributed pro rata all of the 1.5 million exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the Spin-Off to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of November 23, 2018 (including Cantor and executive officers of BGC). The Newmark Holdings Units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 0.4 million Newmark Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the exchange ratio of 0.9793 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment).  As of December 31, 2018, the exchange ratio equaled 0.9793. See Note 1—“Organization and Basis of Presentation” for additional information.

(d)	Payables to Related Parties

On March 19, 2018, Newmark entered into the “Intercompany Credit Agreement” with BGC, which amended and restated the original intercompany credit agreement between the parties in relation to the Separation, dated as of December 13, 2017. The Intercompany Credit Agreement provides for each party to issue revolving loans to the other party in the lender’s discretion.  The interest rate on the Intercompany Credit Agreement can be the higher of BGC’s or Newmark’s short-term borrowings rate in effect at such time, plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. As of November 7, 2018, all borrowings outstanding under the Intercompany Credit Agreement had been repaid. The interest rate as of December 31, 2018 was 5.21%. As of December 31, 2017, the amount outstanding under the Intercompany Facility was $40.0 million and is included in “current portion of payables to related parties” on the consolidated balance sheets. Newmark recorded interest expense of $8.9 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively, which is included in “interest income, net” in the consolidated statement of operations.

On November 30, 2018, Newmark entered into the Cantor Credit Agreement with CFLP. The Cantor Credit Agreement provides for each party to issue loans to the other party at the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1%.

As of December 31, 2018, the related party receivables and current portion of payables to related parties were $20.5 million and $13.5 million, respectively.

As of December 31, 2017, the related party receivables and current portion of payables to related parties were $0.0 million and $34.2 million, respectively.

(See Note 1—Organization and Basis of Presentation, Note 2—Limited Partnership Interests, and Note 21—Long-Term Debt and Long-Term Debt Payable to Related Parties, for additional information on transactions with related parties.)

(27)	Income Taxes

Newmark’s consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of its U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners (see Note 2 – Limited Partnership Interests, for discussion of partnership interests) rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes. The provision for income taxes consisted of the following:

	Year Ended December 31,
	2018	2017	2016
Current:
U.S. federal	$49,985	$10,412	$4,253
U.S. state and local	19,290	2,468	599
Foreign	1,239	(3)	169
UBT	3,586	218	113
Total	74,100	13,095	5,134
Deferred:
U.S. federal	(9,972)	56,648	(488)
U.S. state and local	24,092	(12,606)	(562)
UBT	2,267	341	(91)
Total	16,387	44,383	(1,141)
Provision for income taxes	$90,487	$57,478	$3,993

Newmark had pre-tax income of $282.4 million, $202.6 million and $171.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Newmark had pre-tax income (loss) from foreign operations of $(3.7) million, $(0.1) million and $0.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Differences between Newmark’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows:

	Year Ended December 31,
	2018	2017	2016
Tax expense at federal statutory rate	$59,297	$70,901	$59,921
Non-controlling interest	(26,257)	(66,344)	(57,635)
Incremental impact of foreign taxes compared to the federal rate	44	(44)	(36)
Other permanent differences	9,948	(1,740)	968
U.S. state and local taxes, net of U.S. federal benefit	13,353	1,050	748
New York City UBT	3,119	561	22
Amortization of intangibles	—	(1,183)	(95)
Revaluation of deferred taxes related to tax reform	—	64,658	—
Other rate change	23,001	(15,348)	(143)
Section 453A interest	2,003	4,285	—
Valuation allowance	1,281	594	(2)
Return to Provision Adjustments	2,341	(376)	—
Other	2,357	464	245
Provision for income tax	$90,487	$57,478	$3,993

The Tax Cut and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act made significant changes to the US corporate income tax system, including (1) a reduction of the U.S. federal corporate income tax rate from 35% to 21%, (2) transitioning to a territorial tax system and requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, (3) implementation of a base erosion and anti-abuse tax ("BEAT”), (4) further limitation on deductibility of interest on financing arrangements, (5) and introduction of a new provision designed to tax a foreign subsidiaries’ global intangible low-taxed income (“GILTI”). The Staff Accounting Bulletin (“SAB 118”) provided guidance for companies that did not complete their accounting for the tax effects of the Tax Act in the period of enactment by allowing a one-year measurement period from the date of enactment to complete their analysis. At December 31, 2018, Newmark has completed its accounting for the tax effects of the Act including the effects on our existing deferred tax balances. As a result, we have recorded a net expense in the amount of $64.7 million with no material adjustment in the current year, related to the remeasurement of Newmark’s deferred tax inventory, which has been included as a component of provision for income taxes in Newmark’s consolidated statement of operations.

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

Significant components of Newmark’s deferred tax asset and liability consisted of the following:

	Year Ended December 31,
	2018	2017
Deferred tax asset
Basis difference of investments	$55,847	$77,611
Deferred compensation	114,758	104,251
Other deferred and accrued expenses	9,600	4,475
Net Operating loss and credit carry-forwards	1,297	378
Total deferred tax asset	181,502	186,715
Valuation Allowance	(1,297)	(403)
Deferred tax asset, net of allowance	180,205	186,312
Deferred tax liability
Depreciation and amortization	19,518	17,718
Other	10,749	—
Deferred tax liability(1)	30,267	17,718
Net deferred tax asset	$149,938	$168,594

(1)	Before netting within tax jurisdictions.

Newmark has net operating losses in non-U.S. jurisdictions of approximately $1.3 million, which has an indefinite life. Management assesses the available positive and negative evidence to determine whether existing deferred tax assets will be realized. Accordingly, a valuation allowance of $1.3 million has been recorded against the deferred tax asset that is more likely than not to not be realized. Newmark’s deferred tax asset and liability are included in Newmark’s consolidated balance sheets as components of “Other assets” and “Other liabilities”, respectively.

Pursuant to the SAB 118 guidance, Newmark has finalized its accounting policy and elect to treat taxes associated with the GILTI provision as a current period expense when incurred (“period cost method”) and thus have not recorded deferred taxes for basis differences under this regime as of December 31, 2018. The GILTI provision on its foreign subsidiaries did not have a material impact on Newmark’s tax expense for the year ended December 31, 2018.

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

Balance, December 31, 2016	$208
Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2017	208
Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2018	$208

As of December 31, 2018, Newmark’s unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, which, if recognized, would affect the effective tax rate. Newmark is currently open to examination by United States Federal, state and local and non-U.S. tax authorities as part of the BGC consolidated group for tax years beginning 2008, 2009 and 2015, respectively. Newmark does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months.

Newmark recognizes interest and penalties related to uncertain tax positions in “Provision for income taxes” in Newmark’s consolidated statement of operations. As of December 31, 2018, Newmark accrued $45 thousand for income tax-related interest and penalties.

(28)	Accounts Payable, Accrued Expenses and Other Liabilities

The current portion of accounts payable, accrued expenses and other liabilities consisted of the following:

	As of December 31,
	2018	2017
Accounts payable and accrued expenses	$113,713	$79,376
Payroll taxes payable	39,620	5,976
Outside broker payable	59,918	23,361
Corporate and other taxes payable	77,858	6,697
Contingent consideration	4,452	6,504
Derivative liability	16,678	3,047
	$312,239	$124,961

Other long-term liabilities consisted of the following:

	As of December 31,
	2018	2017
Deferred rent	$49,334	$41,875
Payroll taxes payable	31,055	48,248
Accrued compensation	35,103	31,411
Credit enhancement deposit	25,000	25,000
Contingent consideration	28,099	17,207
Financial guarantee liability	32	54
	$168,623	$163,795

(29)	Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of Newmark’s Class A common stock upon exchange of Newmark limited partnership units (see Note 2—Limited Partnership Interests). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s sole stockholder, BGC, for Newmark to issue up to 400.0 million aggregate number of shares of Class A common stock of Newmark, of which 50.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of December 31, 2018, 13.2 million units have been granted and 386.8 million are available for future issuances.

Prior to the Separation, BGC’s Compensation Committee granted various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of BGC’s Class A common stock upon exchange of BGC’s limited partnership units (see Note 2—Limited Partnership Interests).

a)	Limited Partnership Units

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings. Each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by an amount calculated in accordance with the BGC Holdings limited partnership agreement, the contribution ratio, divided by an amount, as of December 31, 2018, which at that time was one to one but was .9793 (the exchange ratio), by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock.

A summary of the activity associated with limited partnership units held by Newmark employees in BGC Holdings is as follows:

Number of Units
Balance at December 31, 2015	38,000,970
Granted	19,149,118
Redeemed/exchanged units	(3,351,944)
Forfeited units	(390,517)
Balance at December 31, 2016	53,407,627
Granted	13,976,871
Redeemed/exchanged units	(2,668,048)
Forfeited units	(7,535)
Balance at December 31, 2017	64,708,915
Granted	2,872,825
Redeemed/exchanged units	(5,650,292)
Forfeited units	(60,479)
Balance at December 31, 2018	61,870,969

A summary of the activity of the number of share-equivalent limited partnership units and post IPO grants of Newmark LPU’s held by Newmark employees in Newmark Holdings is as follows:

Number of Units
Balance at December 31, 2016	—
Granted	29,413,143
Balance at December 31, 2017	29,413,143
Granted	19,141,943
Redeemed/exchanged units	(3,793,351)
Forfeited units	(28,248)
Balance at December 31, 2018	44,733,487

As of December 31, 2018 and 2017, Newmark employees had 61.9 million and 64.7 million BGC Holdings limited partnership units outstanding, respectively. In addition, there were 44.7 million and 29.4 million limited partnership units in Newmark Holdings outstanding as of December 31, 2018 and 2017, respectively. The 29.4 million limited partnership units shown as granted during 2017 and outstanding as of December 31, 2017, represent the share equivalent of BGC Holdings held by Newmark employees.

During the years ended December 31, 2018, 2017 and 2016, BGC granted, to Newmark employees, exchangeability on 17.4 million, 6.5 million and 3.8 million limited partnership units in BGC Holdings and 6.2 million, 0.0 million, and 0.0 million equivalent limited partnership units in Newmark Holdings for which Newmark incurred compensation expense of $166.0 million, $89.4 million and $45.6 million, respectively. For the year ended December 31, 2018, Newmark granted exchangeability on 0.2 million limited partnership units in Newmark Holdings and incurred compensation expense of $2.0 million. For the years ended December 31, 2017 and 2016, there was no expense related to grants of exchangeability on limited partnership units in Newmark Holdings.

In addition, during the year ended December 31, 2018, Newmark redeemed 0.9 million units in BGC Holdings and 0.8 million units in Newmark holdings and in turn directly issued employees an equivalent amount of BGC or Newmark shares, respectively. Newmark incurred an expense of $11.3 million relating to this activity, which is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPU’s, and issuance of common stock” in Newmark’s consolidated statements of operations.

As of December 31, 2018, the number of share-equivalent BGC limited partnership units exchangeable into shares of BGC’s Class A common stock at the discretion of the unit holder was 26.0 million and the number of share-equivalent Newmark limited partnership units exchangeable into shares of Newmark’s Class A common stock at the discretion of the unit holder was 9.3 million. As of December 31, 2017, the number of share-equivalent BGC limited partnership units exchangeable into shares of BGC’s Class A common stock at the discretion of the unit holder was 12.3 million. The number of share-equivalent limited partnership units exchangeable into shares of BGC Class A common stock as of December 31, 2017 represent 12.3 million and 5.6 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, exchangeable together into 12.3 million shares of BGC Class A common stock.

As of December 31, 2018, the notional value of the BGC limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was approximately $92.7 million. The number of outstanding limited partnership units with a post-termination pay-out represented 8.4 million limited partnership units in BGC Holdings and 3.8 million limited partnership units in Newmark Holdings, of which approximately 3.3 million units in BGC Holdings and 1.5 million units in Newmark Holdings were unvested. As of December 31, 2018, the aggregate estimated fair value of these limited partnership units was approximately $22.6 million. As of December 31, 2017, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $232.9 million. The number of outstanding limited partnership units with a post-termination pay-out as of December 31, 2017 was approximately 23.4 million of which approximately 13.2 million units were unvested. As of December 31, 2017, the number of outstanding limited partnership units with a post-termination pay-out represent 23.4 million and 10.6 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, of which approximately 13.2 million and 6.0 million units in BGC Holdings and Newmark Holdings, respectively, were unvested. As of December 31, 2017, the aggregate estimated fair value of these limited partnership units was approximately $39.2 million.

In addition, beginning January 1, 2018, Newmark began granting standalone limited partnership units in Newmark Holdings to Newmark employees. As of December 31, 2018, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $77.0 million. The number of outstanding limited partnership units with a post-termination pay-out represent 5.5 million limited partnership units in Newmark Holdings, of which approximately 4.0 million units in Newmark Holdings were unvested. As of December 31, 2018, the aggregate estimated fair value of these limited partnership units was approximately $8.0 million.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. Newmark recognized compensation expense/(benefit), before associated income taxes, related to these limited partnership units that were not redeemed of $(7.9) million, $21.3 million and $13.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. These are included in “Compensation and employee benefits” in Newmark’s consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units was $51.5 million, $25.2 million and $26.5 million for the years ended December 31, 2018 , 2017 and 2016, respectively. This expense is included within “Allocations of net income and grant of exchangeability to limited partnership units and FPU’s, and issuance of common stock” in Newmark’s consolidated statements of operations.

(b)	Restricted Stock Units

A summary of the activity associated with RSUs in BGC is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2015	258,526	$6.52	1.56
Granted	196,855	7.87
Settled units (delivered shares)	(141,490)	5.85
Forfeited units	(28,166)	7.64
Balance at December 31, 2016	285,725	7.56	1.75
Granted	269,754	10.37
Settled units (delivered shares)	(151,844)	7.73
Forfeited units	(57,097)	8.75
Balance at December 31, 2017	346,538	9.56	1.85
Granted	3,439	7.64
Settled units (delivered shares)	(147,006)	9.17
Forfeited units	(34,296)	10.01
Balance at December 31, 2018	168,675	$9.77	0.98

A summary of the activity associated with RSUs in Newmark is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2017	—	$—	—
Granted	264,532	13.54
Settled units (delivered shares)	(8,109)	13.36
Forfeited units	(36,536)	13.71
Balance at December 31, 2018	219,887	$13.52	2.28

Beginning January 1, 2018, Newmark began granting stand-alone Newmark RSUs to Newmark employees and directors. The fair value is determined on the date of grant based on the market value of Newmark Class A common stock in the same fashion as described above, and the awards vest ratably over the 2-4 year vesting period into settled units of Newmark Class A common stock.

The fair value of RSUs awarded to Newmark employees and directors is determined on the date of grant based on the market value of Newmark Class A common stock (adjusted if appropriate based upon the award’s eligibility to receive dividends), and is recognized, net of the effect of estimated forfeitures, ratably over the vesting period. Newmark uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for both employees and directors RSUs. Each RSU is settled into one unit of Newmark Class A common stock upon completion of the vesting period.

During the years ended December 31, 2018 and 2017, BGC granted 0.0 million and 0.3 million, respectively, of RSUs with aggregate estimated grant date fair value of $0.0 million and $2.8 million, respectively, to Newmark employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

During the year ended December 31, 2018, Newmark granted 0.3 million of RSUs with aggregate estimated grant date fair value of $3.6 million to Newmark employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period. There were no Newmark RSU grants during the year ended December 31, 2017.

As of December 31, 2018 and December 31, 2017, the aggregate estimated grant date fair value of outstanding BGC RSUs was $1.6 million and $3.3 million, respectively. As of December 31, 2018 and December 31, 2017, the aggregate estimated grant date fair value of outstanding Newmark RSUs was $3.0 million and $0.0 million, respectively.

Compensation expense related to BGC RSUs, before associated income taxes, was approximately $1.1 million, $1.2 million and $1.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Compensation expense related to Newmark RSUs, before associated income taxes, was approximately $0.7 million for the year ended December 31, 2018. As of December 31, 2018, there was approximately $2.5 million total unrecognized compensation expense related to unvested Newmark RSUs and approximately $1.6 million total unrecognized compensation expense related to unvested BGC RSUs.

Newmark may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The total compensation expense recognized in relation to the deferred cash compensation awards for the years ended December 31, 2018, 2017 and 2016 were $2.1 million, $0.3 million and $1.3 million, respectively. As of December 31, 2018 and 2017, the total liability for the deferred cash compensation awards was $1.5 million and $0.4 million, respectively, and is included in “Other long-term liabilities” in Newmark’s consolidated balance sheets.

See Note 26 – Related Party Transactions for compensation related matters for the transfer of CCRE employees to Newmark.

(30)	Commitments and Contingencies
(a)	Contractual Obligations and Commitments

The following table summarizes certain of Newmark’s contractual obligations at December 31, 2018 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$351,589	$42,870	$79,784	$70,028	$158,907
Warehouse facilities(2)	972,387	972,387	—	—	—
Long-term debt(3)	550,000	—	—	550,000	—
Interest on long-term debt(4)	168,440	33,688	67,376	67,376	—
Interest on warehouse facilities(5)	23,347	23,347	—	—	—
Total contractual obligations	$2,065,763	$1,072,292	$147,160	$687,404	$158,907

(1)

Operating leases are related to rental payments under various non-cancelable leases principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is approximately $1.9 million over the life of the agreement.

(2)

The warehouse facilities are collateralized by $972.4 of loans held for sale, at fair value (see Note 20 – Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises), which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.

(3)

Long-term debt reflects long-term borrowings of $550.0 million, 6.125% Senior Notes due 2023. The carrying amount of these notes was approximately $537.6 million. See Note 21 Long-Term Debt and Long-Term Debt Payable to Related Parties for more information regarding these obligations.

(4)	Reflects interest on the $550 million 6.125% Senior Notes until their maturity date of November 15, 2023.
(5)

Interest on the warehouse facilities was projected by using the 1 month LIBOR rate plus their respective additional basis points, primarily 120 basis points above LIBOR, applied to their respective outstanding balances as of December 31, 2018, through their respective maturity dates.  Their respective maturity dates range from June to October 2019, while one line has an open maturity date.  The notional amount of these committed and uncommitted warehouse facilities was $1,975 million at December 31, 2018. One of these lines had been increased temporarily to $1,000 million for the period from November 30, 2018 through January 29, 2019.  On January 29, 2019 this temporary increase was reduced to $600 million.

As of December 31, 2018 and 2017, Newmark was committed to fund approximately $294 million and $244 million, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)	Lease Commitments

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2031. Certain of the leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2018, minimum lease payments under these arrangements were as follows (in thousands):

2019	$42,870
2020	41,497
2021	38,287
2022	35,738
2023	34,290
Thereafter	158,907
Total	$351,589

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $42.6 million, $36.7 million and $37.3 million respectively. Rent expense is reported in “Operating, administrative and other” in Newmark’s consolidated statements of operations.

(c)	Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2014 through 2018 for which contingent cash consideration of $16.8 million and limited partnership units of 1.4 million may be issued on certain targets being met through 2021. The contingent equity instruments are issued by and are included in the current portion of “Accounts payable, accrued expenses and other liabilities” on Newmark’s consolidated balance sheet. The contingent cash liability is recorded at fair value as deferred consideration on Newmark’s consolidated balance sheets.

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

(31)	Subsequent Events

Fourth Quarter 2018 Dividend

On February 11, 2019, Newmark’s Board of Directors declared a quarterly qualified cash dividend of $0.09 per share payable on March 13, 2019 to Class A and Class B common stockholders of record as of February 28, 2019.

Exchange Offer for the 6.125% Senior Notes Due 2023

On February 5, 2019, Newmark announced an offer to exchange up to $550 million aggregate principal amount of its outstanding 6.125% Senior Notes due 2023 issued in a private offering in November 2018 (the “Old Notes”) for an equivalent amount of its 6.125% Senior Notes due 2023 registered under the Securities Act of 1933. The exchange offer was made to satisfy the Company’s obligations under a registration rights agreement entered into, in connection with the issuance of the Old Notes, and does not represent a new financing transaction. The exchange offer closed on March 14, 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of December 31, 2018. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our 2018 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. We reviewed the results of management’s assessment with our Audit Committee.

Management has excluded the acquisition of RKF Retail Holdings, LLC, which did not have a material effect on our financial condition, results of operations or cash flows in 2018. However, we do anticipate that this acquisition will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2019. RKF Holdings, LLC is included in our 2018 consolidated financial statements and constituted 1.3 % and less than 1% of total and net assets, respectively, as of December 31, 2018 and less than 1% of revenues and net income for the year then ended. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics and Whisteblower Procedures” in the definitive Proxy Statement for the Company’s 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the 2019 Proxy Statement with the SEC on or before April 30, 2019.

ITEM 11.	EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2019 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2018” in the 2019 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions, and Director Independence” and “Election of Directors – Independence of Directors” in the 2019 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2019 Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

1.1

Underwriting Agreement, dated as of December 14, 2017, by and among Newmark Group, Inc. and Goldman Sachs  & Co. LLC, Merrill Lynch, Pierce, Fenner  & Smith Incorporated, Citigroup Global Markets Inc. and Cantor Fitzgerald  & Co. as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

2.1

Separation and Distribution Agreement, dated as of December  13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)**

2.2

Amendment No. 1, dated November 8, 2018, to the Separation and Distribution Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P., Newmark Partners, L.P., Cantor Fitzgerald, L.P., and BGC Global Holdings, L.P. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 10-Q filed by BGC Partners, Inc. with the SEC on November 8, 2018)**

2.3

Amended and Restated Separation and Distribution Agreement, dated as of November  23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)**

3.1

Amended and Restated Certificate of Incorporation of Newmark Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

3.2	Amended and Restated Bylaws of Newmark Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

4.1

Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

Exhibit Number	Exhibit Title
4.2

First Supplemental Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions

Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

4.3	Form of Newmark Group, Inc. 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.1

Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December  13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.2

Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December  13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.3

Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018 (incorporated by reference as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.4

Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.5

Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.6

Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December  13, 2017 (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.7

Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.8

Administrative Services Agreement, dated as of December  13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.9

Transition Services Agreement, dated as of December  13, 2017, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.10

Tax Matters Agreement, dated as of December  13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.11

Tax Receivable Agreement, dated as of December  13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.12

Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

Exhibit Number	Exhibit Title
10.13

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

10.14

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

10.15

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

10.16

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

10.17

Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating  to the 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.1 to the BGC Partners, Inc.’s Current Report on Form  8-K filed with the SEC on June 27, 2012)

10.18

First Supplemental Indenture, dated as of June  26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.19

Amended and Restated Promissory Note of BGC Partners, L.P., effective as of June  26, 2012 (incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)

10.20

Second Supplemental Indenture, dated December 9, 2014, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

10.21

Amended and Restated Promissory Note of BGC Partners, L.P., effective as of December 9, 2014 (incorporated by reference to Exhibit 10.25 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)

10.22

Change of Control Agreement, dated as of December  13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.23

Employment Agreement, dated as of December  1, 2017, by and between Newmark Partners, L.P. and Barry M. Gosin (incorporated by reference to Exhibit 10.13 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.24

Letter Agreement, effective as of December  1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December  4, 2017)*

10.25

Letter Agreement, effective as of December  1, 2017, by and between Barry M. Gosin and Newmark Holdings, L.P. (incorporated by reference to Exhibit 10.28 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

Exhibit Number	Exhibit Title
10.26	Newmark Group, Inc. Long-Term Incentive Plan (incorporated by reference as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.27	Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.28	Newmark Holdings, L.P. Participation Plan (incorporated by reference as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.29

Investment Agreement, dated as of March  6, 2018, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P., and Newmark Partners, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2018)

10.30

Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.31

Variable Postpaid Forward Transaction Confirmation Agreement by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.32

Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.33

Variable Postpaid Forward Transaction Supplemental Confirmation Agreements by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.34

2018-2 Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on From 8-K filed with the SEC on September 28, 2018)

10.35

Registration Rights Agreement, dated as of November 6, 2018, between Newmark Group, Inc. and the parties named therein (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.36

Credit Agreement, dated as of November  28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.37

Intercompany Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P.(incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

21.1	List of subsidiaries of Newmark Group, Inc.

23.1	Consent of Ernst & Young LLP

23.2	Consent of KPMG LLP

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Title
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Newmark Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2019.

Newmark Group, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Newmark Group, Inc., in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/s/ Howard W. Lutnick Howard W. Lutnick	Chairman (Principal Executive Officer)	March 15, 2019

/s/ Barry Gosin Barry Gosin	Chief Executive Officer	March 15, 2019

/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2019

/s/ Virginia S. Bauer Virginia S. Bauer	Director	March 15, 2019

/s/ Peter F. Cervinka Peter F. Cervinka	Director	March 15, 2019

/s/ Michael Snow Michael Snow	Director	March 15, 2019

NEWMARK GROUP, INC.

(Parent Company Only)

Balance Sheet

(in thousands)

	December 31, 2018	December 31, 2017
Assets:
Current assets:
Cash and cash equivalents	$24	$1
Receivables from related parties	-	11,474
Total current assets	24	11,475
Investment in subsidiaries	501,000	101,834
Note receivable from related party	593,517	670,710
Other assets	152,027	164,569
Total assets	$1,246,568	$948,588
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$84,436	$16,313
Payable to related parties	56,637	1,155
Total current liabilities	141,073	17,468
Long-term debt	537,926	670,710
Total liabilities	678,999	688,178
Total stockholders’ equity	567,569	260,410
Total liabilities and stockholders’ equity	$1,246,568	$948,588

See accompanying Notes to Financial Statements.

NEWMARK GROUP, INC.

(Parent Company Only)

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	December 31, 2018	December 31, 2017	November 18, 2016 through December 31, 2016
Revenues:
Interest income	$27,249	$1,433	$—
Total revenue	27,249	1,433	—
Expenses:
Professional and consulting fees	277	—	—
Interest expense	27,249	1,499	—
Other expenses	344	—	—
Total expenses	27,870	1,499	—
Loss from operations before income taxes	(621)	(66)	—
Equity income of subsidiaries	190,826	199,166	—
Provision for income taxes	83,473	54,608	—
Net income available to common stockholders	$106,732	$144,492	—
Per share data:
Basic earnings per share
Net income available to common stockholders	$101,641	$144,492	—
Basic earnings per share	$0.65	$1.08	N/A
Basic weighted-average shares of common stock outstanding	157,256	133,413	N/A
Fully diluted earnings per share
Net income for fully diluted shares	$105,571	$117,217	N/A
Fully diluted earnings per share	$0.64	$0.85	N/A
Fully diluted weighted-average shares of common stock outstanding	163,810	138,398	N/A

See accompanying Notes to Financial Statements.

NEWMARK GROUP, INC.

(Parent Company Only)

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	December 31, 2018	December 31, 2017	November 18, 2016 through December 31, 2016
Net income	$106,732	$144,492	$—
Total other comprehensive income, net of tax	106,732	144,492	—
Comprehensive income available to common stockholders	$106,732	$144,492	$—

See accompanying Notes to Financial Statements.

NEWMARK GROUP, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

(in thousands)

	December 31, 2018	December 31, 2017	November 18, 2016 through December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$106,732	$144,492	—
Adjustments to reconcile net income to net cash used in operating activities:
Equity income from subsidiaries	(190,826)	(199,166)	—
Deferred tax provision	14,197	47,548	—
Changes in operating assets and liabilities:			—
Receivables from subsidiaries	22,717	(2,342)	—
Payable to subsidiaries	120,483	1,157	—
Other assets	(1,655)	—	—
Accounts payable, accrued and other liabilities	68,123	8,311	—
Net cash from operating activities	139,771	—	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(6,691)	—	—
Contribution to subsidiary	—	(304,290)	—
Net cash used in investing activities	(6,691)	(304,290)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Contribution from BGC	—	—	1
Proceeds from the Initial Public Offering, net of underwriting discounts	—	304,290	—
Repayment of long-term debt	(670,710)	(304,290)	—
Borrowings of long-term debt	537,926	—	—
Distributions from subsidiaries	107,000
Reinvestment of cash in subsidiaries	(65,000)
Dividends to stockholders	(41,787)
Treasury stock repurchases	(486)
Repayment of related party receivable	—	304,290	—
Net cash provided by (used in) financing activities	(133,057)	304,290	1
Net cash and cash equivalents	23	—	1
Cash and cash equivalents at beginning of period	1	1	—
Cash and cash equivalents at end of period	$24	$1	$1
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,751	$—	$—
Taxes	$1,165	$—	$—
Supplemental disclosure of noncash investing and financing activities:
Net assets contributed by BGC Partners’	$—	$795,497	$—
Note receivable from related parties	$—	$975,000	$—
Debt assumed from BGC	$—	$975,000	$—
Accrued offering costs	$—	$8,870	$—

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

Newmark was formed through BGC Partners Inc.’s (“BGC Partners” or “BGC”) purchase of Newmark & Company Real Estate, Inc. and certain of its affiliates in 2011. A majority of the voting power of BGC Partners is held by Cantor Fitzgerald, L.P. and its affiliates, (together “Cantor”), including Cantor Fitzgerald & Co (“CF&Co”), subsequent to the Spin-off, the majority of the voting power of Newmark is held by Cantor.

Acquisition of Berkeley Point and Investment in Real Estate LP

On September 8, 2017, BGC acquired from Cantor Commercial Real Estate Company, LP (“CCRE”), 100% of the equity of Berkeley Point Financial (“Berkeley Point Acquisition”). Berkeley Point Financial (“BPF”, or, together with Newmark’s multifamily investment sales and non-GSE multifamily brokerage business, it’s “Multifamily Capital Market Business”) a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans. At the closing of the Berkeley Point Acquisition, BGC purchased and acquired from CCRE all of the outstanding membership interests of BPF, a wholly owned subsidiary of CCRE, for an acquisition price of $875.0 million, subject to a post-closing upward or downward adjustment to the extent that the net assets, inclusive of certain fair value adjustments, of BPF as of the closing were greater than or less than $508.6 million. BGC paid $3.2 million of the $875.0 million acquisition price with 247,099 limited partnership units of BGC Holdings, L.P. (“BGC Holdings”), which may be exchanged over time for shares of Class A common stock of BGC, with each BGC Holdings unit valued for these purposes at the volume weighted-average price of a share of BGC Class A common stock for the three trading days prior to the closing. The Berkeley Point Acquisition did not include the Special Asset Servicing Group of BPF; however, BPF will continue to hold the Special Asset Servicing Group’s assets until the servicing group is transferred to CCRE at a later date in a separate transaction. Accordingly, CCRE will continue to bear the benefits and burdens of the Special Asset Servicing Group from and after the closing (the “Special Asset Servicing Arrangement”).

Concurrently with the Berkeley Point Acquisition, on September 8, 2017 Newmark OpCo invested $100 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. As of December 31, 2018 and 2017, Newmark’s investment in Real Estate LP was accounted for under the equity method.

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

•

the pro rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock (which are currently Cantor and another entity controlled by Howard W. Lutnick), which distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes; and

•	other agreements governing the relationship between BGC, Newmark and Cantor.

Initial Public Offering

On December 15, 2017, Newmark announced the pricing of the IPO of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK.” In addition, Newmark granted the underwriters a 30-day option (the “overallotment option”) to purchase up to an additional 3 million shares of Newmark Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark Class A common stock from Newmark at the IPO price, less underwriting discounts and commission. As a result, Newmark received aggregate net proceeds of approximately $295.4 million from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses. Upon the closing of the option, Newmark’s public stockholders owned approximately 16.6% of the shares of Newmark Class A common stock. This is based on 138.6 million shares of Newmark Class A common stock outstanding following the closing of the overallotment option. Also upon the closing of the overallotment option, Newmark’s public stockholders owned approximately 9.8% of Newmark’s 234.2 million fully diluted shares outstanding

The Spin-Off

On November 30, 2018, BGC completed the Spin-Off to its stockholders of all of the shares of Newmark common stock owned by BGC as of immediately prior to the effective time of the Spin-off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC’s Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on November 23, 2018 (the “Record Date”), and shares of Newmark Class B common stock distributed to the holders of shares of BGC’s Class B common stock (consisting of Cantor and CF Group Management, Inc. (“CFGM”)) of record as of the close of business on the Record Date.

Based on the number of shares of BGC common stock outstanding as of the close of business on the Record Date, BGC’s stockholders as of the Record Date received in the Spin-off 0.463895 of a share of Newmark Class A common stock for each share of BGC Class A common stock held as of the Record Date, and 0.463895 of a share of

Newmark Class B common stock for each share of BGC Class B common stock held as of the Record Date. BGC Partners stockholders received cash in lieu of any fraction of a share of Newmark common stock that they otherwise would have received in the Spin-off.

Prior to and in connection with the Spin-Off, 14.8 million Newmark Units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo Units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders.

In the aggregate, BGC distributed 131,886,409 shares of Newmark Class A common stock and 21,285,537 shares of Newmark Class B common stock to BGC’s stockholders in the Spin-off. These shares of Newmark common stock collectively represented approximately 94% of the total voting power of our outstanding common stock and approximately 87% of the total economics of our outstanding common stock in each case as of the Distribution Date.

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings, held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of December 31, 2018, the exchange ratio was 0.9793 shares of Newmark common stock per Newmark Holdings unit.

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be Newmark’s controlling stockholder, and BGC and its subsidiaries no longer held any shares of Newmark’s common stock or other equity interests in it or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.

Debt

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced at 98.937% to yield 6.375%. The 6.125% Senior Notes, which were priced on November 1, 2018, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and will mature on November 15, 2023. The initial carrying amount of the 6.125% Senior Notes was $537.6 million, net of debt issue costs of $6.3 million and net of debt discount of $5.8 million.

On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent, the Credit Agreement. The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility, the Credit Facility. The Credit Facility also provides for an unused facility fee. No amounts were outstanding on this facility as of December 31, 2018.

On November 30, 2018 the Company entered into an unsecured credit agreement with Cantor.  The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion.  Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time. As of December 31, 2018, there were no borrowings outstanding under the new unsecured senior revolving credit agreement.

On November 22, 2017, BGC and Newmark entered into an amendment to an unsecured senior term loan. On November 22, 2017, BGC and Newmark entered into an amendment to an unsecured senior term loan credit agreement dated as of September 8, 2017, with Bank of America, N.A., as administrative agent and a syndicate of lenders. The agreement provides for a term loan of up to $575.0 million (the “Term Loan”), and as of the Separation this entire amount remained outstanding under the term loan credit agreement. Pursuant to the term loan amendment and effective as of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan. Newmark used the proceeds, net of underwriting discounts from the IPO to partially repay $304.3 million of the Term Loan.  During the year ended December 31, 2018, Newmark repaid the outstanding balance of $270.7 million on the Term Loan, at which point the facility was terminated.

Also on November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement, dated as of September 8, 2017, with the administrative agent and a syndicate of lenders. The revolving credit agreement provides for revolving loans of up to $400.0 million. As of the date of the revolver amendment and as of the Separation, $400.0 million of borrowings were outstanding under the revolving credit facility. Pursuant to the revolver amendment, the then-outstanding borrowings of BGC under the revolving credit facility were converted into a term loan (the “Converted Term Loan”) and, effective upon the Separation, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. On June 19, 2018, Newmark repaid $152.9 million, and on September 26, 2018, Newmark repaid $113.2 million of the  Converted Term Loan using proceeds from the issuance of exchangeable preferred limited partnership units. On November 6, 2018, Newmark repaid the remaining $133.9 million outstanding principal amount of the Converted Term Loan using the proceeds from the sale of its 6.125% Senior Notes.

(2)	Other Assets

Other assets of $152.0 million consist of prepaid expenses of $1.6 million and deferred tax assets of $150.4 million as of December 31, 2018. As of December 31, 2017, other assets consist of deferred tax assets of $164.6 million.  Deferred tax assets are primarily comprised of book-tax difference associated with deferred compensation awards as well as the basis difference between BPF’s net assets and its tax basis.

(3)	Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2018	2017
Accrued interest	$5,149	$1,254
Corporate taxes payable	79,079	7,059
Other	208	8,000
	$84,436	$16,313

(

4) Long-Term Debt

6.125% Senior Notes

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023. The 6.125% Senior Notes were priced at 98.937% to yield 6.375%. The 6.125% Senior Notes, which were priced on November 1, 2018, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and will mature on November 15, 2023. The initial carrying amount of the 6.125% Senior Notes was $537.6 million, net of debt issue costs of $6.3 million and net of debt discount of $5.8 million. Newmark uses the effective interest rate method to amortize the debt discount over the life of the loan. Newmark amortized $0.2 million of debt discount for the year ended December 31, 2018. Newmark uses the straight-line method to amortize these debt issue costs over the life of the loan. Newmark amortized $0.2 million for the year ended December 31, 2018. Newmark recorded interest expense related to the 6.125% Senior Notes of $5.5 million for the year ended December 31, 2018. The interest rate as of December 31, 2018 was 6.125%.

Revolving Credit Facility

On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent, the Credit Agreement. The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility, the Credit Facility. Borrowings under the Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) LIBOR for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 200 basis points with respect to LIBOR borrowings in (a) above and can range from 0.25% to 1.25% higher, depending upon Newmark’s credit rating. The Credit Facility also provides for an unused facility fee. No amounts were outstanding on this facility as of December 31, 2018.

Cantor Credit Agreement

On November 30, 2018 the Company entered into an unsecured credit agreement with Cantor.  The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion.  Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is higher to CFLP’s or the Company’s short-term borrowing rate then in effect, plus 1.0%. As of December 31, 2018, there were no borrowings outstanding under the new unsecured senior revolving credit agreement.

Converted Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. Borrowings under this facility bore interest at either LIBOR or a defined base rate plus an additional margin which ranges from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan is a LIBOR loan or a base rate loan. If there were any amounts outstanding under the term loan facility as of December 31, 2017, the pricing would increase by 50 basis points until the term loan facility was paid in full and if there were any amounts outstanding under the term loan facility as of June 30, 2018, the pricing would increase by an additional 75 basis points (125 basis points in the aggregate) until the term loan facility was paid in full. From and after the repayment in full of the term loan facility, the pricing would return to the levels previously described. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of the BGC under the revolving credit facility were converted into a term loan, there was no change in the maturity date or interest rate. As of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. On June 19, 2018, Newmark repaid $152.9 million, and on September 26, 2018, Newmark repaid $113.2 million of the Converted Term Loan using proceeds from the issuance of exchangeable preferred limited partnership units. On November 6, 2018, Newmark repaid the remaining $133.9 million outstanding principal amount of the Converted Term Loan using the proceeds from the sale of its 6.125% Senior Notes. Therefore, there were no borrowings outstanding as of December 31, 2018.  As of December 31, 2017, the interest rate on this facility was 4.21%.  Newmark recorded interest expense related to the Converted Term Loan of $12.9 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The term loan credit agreement provided for loans of up to $575.0 million. The maturity date of the agreement was September 8, 2019. Borrowings under this facility bore interest at either LIBOR or a defined base rate plus an additional margin which ranged from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan was a LIBOR loan or a base rate loan. If there were any amounts outstanding under the term loan facility as of December 31, 2017, the pricing would increase by 50 basis points until the term loan facility was paid in full and if there were any amounts outstanding under the term loan facility as of June 30, 2018, the pricing would increase by an additional 75 basis points (125 basis points in the aggregate) until the term loan facility is paid in full. From and after the repayment in full of the term loan facility, the pricing would return to the levels previously described. On

November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the BGC as borrower under the senior term loan. The term loan credit agreement was also subject to mandatory prepayment from 100% of net cash proceeds of all material asset sales and debt and equity issuances (subject to certain customary exceptions, including sales under BGC’s CEO sales program). The proceeds from the IPO net of underwriting discounts of approximately $304.3 million were used to partially repay the Term Loan. The proceeds from the exercise by the underwriters of their overallotment option to purchase additional shares of Newmark Class A Common Stock in the IPO was also used to partially repay the Term Loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of $270.7 million on the Term Loan, at which point the facility was terminated. As of December 31, 2017, the interest rate on this facility was 4.21%.  Newmark recorded interest expense related to the facility of $2.6 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

(5)	Subsequent Events

Fourth Quarter 2018 Dividend

On February 11, 2019, Newmark’s Board of Directors declared a quarterly qualified cash dividend of $0.09 per share payable on March 13, 2019 to Class A and Class B common stockholders of record as of February 28, 2019.

Exchange Offer for the 6.125% Senior Notes Due 2023

On February 5, 2019, Newmark announced an offer to exchange up to $550 million aggregate principal amount of its outstanding 6.125% Senior Notes due 2023 issued in a private offering in November 2018 (the “Old Notes”) for an equivalent amount of its 6.125% Senior Notes due 2023 registered under the Securities Act of 1933. The exchange offer was made to satisfy the Company’s obligations under a registration rights agreement entered into in connection with the issuance of the Old Notes, and does not represent a new financing transaction.  The exchange offer closed on March 14, 2019.