Form 10-K/A
period 2018-12-31
NEWMARK GROUP, INC.
filed 2019-04-29
CIK 1690680

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2019
Class A Common Stock, par value $0.01 per share	157,503,316 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

Newmark Group, Inc.

2018 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE

Throughout this document Newmark Group, Inc. is referred to as “Newmark Knight Frank,” “Newmark,” and, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”

On March 15, 2019, Newmark filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its 2019 definitive proxy statement involving the election of directors will be filed by April 30, 2019 (i.e., within 120 days after the end of the Company’s 2018 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14, of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14, of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2019 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14, of Form 10-K.

This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 15, 2019, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors was formed in connection with our initial public offering, completed in December 2017 (the “IPO”). For more information on our IPO and our restructuring please see “Item 13—Certain Relationships and Related Transactions, and Director Independence—Separation, Initial Public Offering, and Spin-Off—Separation and Distribution Agreement” and “Item 13—Certain Relationships and Related Transactions, and Director Independence—Separation, Initial Public Offering, and Spin-Off —Initial Public Offering.” Our Board of Directors is currently composed of four members. Information with respect to our directors is set forth below.

Information about Directors

Name	Age	Director Since	Biographies
Howard W. Lutnick	57	2017	Mr. Lutnick has served as our Chairman since 2016. As Chairman, Mr. Lutnick serves as the Chairman of our Board of Directors and as our principal executive officer. Mr. Lutnick is the Chairman of the Board and Chief Executive Officer of BGC Partners, Inc. (“BGC Partners” or “BGC”), positions in which he has served since 1999. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick also served as President of Cantor from 1991 until 2017. In addition Mr. Lutnick also holds offices at and provides services to various other affiliates of Cantor and provides services to our and BGC’s operating partnerships and subsidiaries, including BGC Partners, L.P. (“BGC U.S. OpCo”), BGC Global Holdings, L.P. (“BGC Global OpCo”), and Newmark Partners, L.P. (“Newmark OpCo”). Mr. Lutnick’s company, CF Group Management, Inc. (“CFGM”), is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Directors of the Fisher Center for Alzheimer’s Research Foundation at Rockefeller University, the Board of Directors of the Horace Mann School, the Board of Directors of the National September 11 Memorial & Museum and the Board of Directors of the Partnership for New York City. Since July 2014, Mr. Lutnick has served as Chairman of the Board and Chief Executive Officer of CF Finance Acquisition Corp., a special purpose acquisition company (the “Cantor SPAC”). Since February 2017, Mr. Lutnick has served as Chairman of the Board and Chief Executive Officer of each of Rodin Global Property Trust, Inc. and Rodin Income Trust, Inc. which are non-traded real estate investment trusts, or REITs. Mr. Lutnick served as Chairman of the Board of Directors of GFI Group Inc. (“GFI”) from February 26, 2015 through the closing of BGC’s merger with GFI in January 2016.

Michael Snow	71	2017	Mr. Snow has been a director of our Company since December 2017. Mr. Snow is the Managing Member and Chief Investment Officer of Snow Fund One, LLC founded in October 2005. Mr. Snow is a Registered Investment Advisor and founded Snow Financial Management, LLC in 1997. Prior to establishing this company, he was employed in the banking industry for over 25 years. At the Union Bank of Switzerland, Mr. Snow was Second In Charge of the North American Region. He achieved the rank of Senior Managing Director and was Head of Fixed Income where he was responsible for: Treasury, Money Markets, Precious Metals, Foreign Exchange, Mortgage Backed Securities, Government Securities, Derivatives, Corporate bonds, Emerging Markets, High Yield Securities, and Capital Markets. In addition, since August 2013, he has served as an independent Member of the Board of Directors of BGC Derivative Markets, L.P., a subsidiary of BGC Partners, a leading global brokerage company servicing the financial and real estate markets and, since March 2014, he has served as an independent director of Remate Lince, S.A.P.I. de C.V., a BGC affiliate in Mexico. BGC Derivative Markets, L.P. launched operations as a Swap Execution Facility, which offers trading in swaps products subject to mandatory clearing, as well as swaps classified as permitted transactions. He has also served as an independent member of Cantor Clearinghouse Holdings, LLC and Cantor Futures Exchange Holdings, LLC, in each case since August 2016. Mr. Snow also previously served as an independent public director of ELX Futures, L.P. from December 2007 until February 2015, and as a member of the board of directors, audit and compensation committees of GFI from February 2015 to February 2016.

Name	Age	Director Since	Biographies
Virginia S. Bauer	62	2018	Ms. Bauer has been a director of our Company since June 2018. Ms. Bauer has served as Chief Executive Officer of GTBM, Inc., a security technology company that develops and markets proprietary software solutions, since 2010. Prior thereto, Ms. Bauer served as Senior Vice President of Covenant House International from 2009 to 2010, as the Secretary of Commerce for the State of New Jersey from 2004 to 2008 and as Director of the New Jersey Lottery Commission from 2003 to 2004. In addition, Ms. Bauer has served on the Foundation Board of Monmouth Medical Center since 2009 and on the Board of Directors of the National September 11 Memorial & Museum since 2008. She previously served on the Board of Commissioners of The Port Authority of New York and New Jersey from 2008 to 2012 and on the Advisory Board of the Lower Manhattan Development Corporation from 2001 to 2004. She received an undergraduate degree from Rosemont College.

Peter F. Cervinka	70	2018	Mr. Cervinka has been a director of our Company since June 2018. Mr. Cervinka has been the sole owner and Chief Executive Officer of Cerco Funding LLC, a private real estate financing company based in New York, since 2013. He has also served as the Chief Executive Officer of a private asset management office since 2004. Mr. Cervinka has more than 30 years of experience in real estate finance, development and management. He previously founded Allputz GmbH & Co KG, an Austrian construction company. In addition, Mr. Cervinka serves as an advisor to Gabrielle’s Angel Foundation for Cancer Research. Mr. Cervinka received an MBA and an undergraduate degree from the Ludwig Maximillian University of Munich, Germany.

EXECUTIVE OFFICERS

Our executive officers are appointed annually by and serve at the discretion of our Board of Directors. In addition to Mr. Lutnick, who serves as a member of the Board, our executive officers, their respective ages and positions and certain other information with respect to each of them are as follows:

Barry M. Gosin, 68, has served as our Chief Executive Officer since 1979. Mr. Gosin guides our national and global expansion initiatives and oversees all facets of our day-to-day operations. Mr. Gosin also provides services to our operating partnerships and subsidiaries. Mr. Gosin spearheaded our acquisition by BGC Partners in 2011 and has since led our acquisition and hiring efforts and quadrupled our annual revenue. An active industry and community leader, Mr. Gosin serves as a member of the Board of Directors of the Partnership for New York City, Trustee of the Citizens Budget Commission and Trustee of Pace University.

Michael J. Rispoli, 47, has served as our Chief Financial Officer since 2012. As head of the finance and accounting departments, Mr. Rispoli steers the financial activities of Newmark, with a focus on managing risk and monitoring cash flow. Mr. Rispoli also provides services to our operating partnerships and subsidiaries. Prior to joining Newmark, Mr. Rispoli was the chief financial officer of Grubb & Ellis from August 2010 to April 2012 and served in various capacities with such firm since May 2007. Mr. Rispoli served as executive director and corporate controller at Conexant Systems, Inc. from 2000 to 2007. Mr. Rispoli began his career at PricewaterhouseCoopers as manager of business assurance. Mr. Rispoli is a licensed CPA in the State of New Jersey (inactive).

Stephen M. Merkel, 60, has been our Executive Vice President, Chief Legal Officer and Assistant Corporate Secretary since January 2019 and was our Corporate Secretary from December 2017 to January 2019. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. Mr. Merkel has been Executive Vice President and General Counsel of BGC since September 2001 and was its Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel was BGC’s Secretary from June 1999 to January 2019. Mr. Merkel also holds offices at and provides services to various other affiliates of Cantor and provides services to our and BGC’s operating partnerships and subsidiaries, including BGC U.S. OpCo, BGC Global OpCo, and Newmark OpCo. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is a founding board member of the Wholesale Markets Brokers’ Association, Americas. In addition, Mr. Merkel serves as the Executive Vice President, General Counsel and Secretary of the Cantor SPAC. Mr. Merkel served as a member of the Board of Directors of GFI from February 2015 through the closing of BGC’s merger with GFI in January 2016.

CORPORATE GOVERNANCE

Independence of Directors

Our Board of Directors has determined that each of Ms. Bauer and Messrs. Cervinka and Snow qualifies as an “independent director” in accordance with the published listing requirements of the Nasdaq Stock Market, Inc. (“Nasdaq”). The Nasdaq independence definition consists of a series of objective tests, one of which is that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by the published listing requirements of Nasdaq, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members. In evaluating Ms. Bauer’s independence, the Board took into consideration her service on the Board of Directors of the National September 11 Memorial & Museum since 2008, an organization where Mr. Lutnick also is a member of the Board of Directors, as well as the fact that Ms. Bauer’s husband was employed by an affiliate of Cantor and subsequent to his death on September 11, 2001, her family received the payments and health care coverage distributed to all affected victims from the Cantor Fitzgerald Relief Fund following such events.

Meetings and Committees of Our Board of Directors

Our Board of Directors held 17 meetings during the year ended December 31, 2018. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time.

Our Audit Committee currently consists of Ms. Bauer and Messrs. Cervinka and Snow. Ms. Bauer and Mr. Cervinka joined the Audit Committee on June 29, 2018 and John H. Dalton, a former director, left the Audit Committee upon his retirement from the Board on September 25, 2018. Mr. Cervinka currently serves as chairman of the Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq and under special standards established by the SEC for members of audit committees, and the Committee includes at least one member who is determined by our Board to meet the qualifications of an “audit committee financial expert” in accordance with the SEC rules. Our Board has determined that each of Ms. Bauer and Messrs. Cervinka and Snow meets the qualifications of an “audit committee financial expert.” The Committee operates pursuant to an Audit Committee Charter, which is available at http://ir.ngkf.com/disclaimer-and-legal-information under the heading “CORPORATE GOVERNANCE – Charter of the Audit Committee of the Board of Directors,” or upon written request from us free of charge.

Our Audit Committee selects our independent registered public accounting firm, consults with our auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our auditors. The Committee also provides oversight of related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics and administers our whistleblower policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters. The Committee pre-approves all audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by our auditors, subject to certain minimum exceptions set forth in our Audit Committee Charter. The Committee held 17 meetings during the year ended December 31, 2018.

During 2018, our Audit Committee engaged Ernst & Young LLP (“Ernst & Young”) to be our auditors for the year ending December 31, 2018. Ernst & Young was also approved to perform reviews of each of our quarterly financial reports for the year ending December 31, 2018, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.

Our Board of Directors also has a Compensation Committee. The members of the Committee are currently Ms. Bauer and Messrs. Cervinka and Snow, all of whom are independent directors. Ms. Bauer and Mr. Cervinka joined the Compensation Committee on June 29, 2018 and Mr. Dalton left the Compensation Committee upon his retirement from the Board on September 25, 2018. Mr. Snow currently serves as chairman of the Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the Newmark Holdings, L.P. Participation Plan, which we refer to as the “Participation Plan,” our Long-Term Incentive Plan, which we refer to as the “Equity Plan” and our Incentive Bonus Compensation Plan, which we refer to as our “Incentive Plan.” The Committee operates pursuant to a Compensation Committee Charter, which is available at http://ir.ngkf.com/disclaimer-and-legal-information under the heading “CORPORATE GOVERNANCE – Charter of the Compensation Committee of the Board of Directors,” or upon written request from us free of charge. The Committee held 13 meetings during the year ended December 31, 2018.

During 2018, no director attended fewer than 75% of the total number of meetings of the Board of Directors and the committees of which he or she was a member. All independent directors attended 100% of the Board of Directors and the committee meetings of which he or she was a member.

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

Our Board of Directors considers the following minimum criteria when reviewing a director nominee: director candidates must (1) have the highest character and integrity, (2) be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director and (5) have the capacity and desire to represent the best interests of our stockholders. In addition, our Board considers as one factor among many the diversity of director candidates, which may include diversity of skills and experience as well as geographic, gender, age and ethnic diversity. Our Board does not, however, have a formal policy with regard to the consideration of diversity in identifying director candidates. Our Board screens candidates, does reference checks and conducts interviews, as appropriate. Our Board does not evaluate nominees for director any differently because the nominee is or is not recommended by a stockholder.

With respect to qualifications of the members of the Board of Directors, the Board generally values the broad business experience and independent business judgment in the financial services or in other fields of each member. Specifically, Mr. Snow is qualified based on his experience in the financial services industry and his general business experience. Ms. Bauer is qualified based on her depth of experience in both the technology and government sectors. Mr. Cervinka is qualified as a result of his general business, financial and management experience, in particular in the real estate industry. Each of Ms. Bauer and Messrs. Cervinka and Snow is additionally qualified as a result of his or her status as an “audit committee financial expert.”

Our Board of Directors has determined that in light of Mr. Lutnick’s control of the vote of the Company through his control of Cantor, having a separate Chairman of the Board and principal executive officer is not efficient or appropriate for us. Additionally, our Board does not have a lead independent director.

We believe that we and our stockholders are best served by having Mr. Lutnick serve as Chairman of the Board of Directors and as our principal executive officer. Mr. Lutnick’s role as Chairman, which combines the roles of Chairman of the Board and principal executive officer, promotes unified leadership and direction for our Board of Directors and executive management, and it allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans. Our strong and independent Board effectively oversees our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. Our Board is composed of independent, active and effective directors. Three of our four directors meet the independence qualifications in accordance with the published listing requirements of Nasdaq and the SEC and our Board’s standards for determining director independence. Mr. Lutnick is the only member of executive management who is also a director. Requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained through the composition of our Board, the strong leadership of our independent directors and board committees and our highly effective corporate governance structures and processes.

Executive Sessions

In order to comply with the published listing standards of Nasdaq, the Board of Directors has resolved that it will schedule and/or provide opportunities during at least two meetings per year in which the independent directors will meet without the presence of Mr. Lutnick.

Annual Meetings

The Board of Directors has not adopted any specific policy with respect to the participation of directors at the Annual Meetings of Stockholders of the Company. At the 2018 Annual Meeting of Stockholders, held on September 25, 2018, all of the Company’s directors were in attendance.

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

Our Board of Directors generally discusses cybersecurity and information security risks annually with the Chief Technology Officer and other relevant technology and security personnel.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2018 and 2019 through the date hereof, the Company believes that all reports were filed on a timely basis with respect to transactions in 2018 and 2019 through the date hereof, except that both Messrs. Gosin and Rispoli filed late form 4s on December 6, 2018 to report the grant of exchangeability of previously awarded non-exchangeable Newmark Holdings units on April 2, 2018.

CODE OF ETHICS AND WHISTLEBLOWER PROCEDURES

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Business Conduct and Ethics is publicly available on our website at http://ir.ngkf.com/disclaimer-and-legal-information under the heading “CORPORATE GOVERNANCE – Code of Business Conduct and Ethics.” Information available on our website is not incorporated herein by reference. If we amend or grant any waiver from a provision of our Code of Business Conduct and Ethics that applies to our executive officers, we intend to publicly disclose such amendment or waiver by posting information about such amendment or waiver on our website.

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

Introduction

Restructuring of the Company

On December 19, 2017, the Company, which had previously been a wholly owned subsidiary of BGC Partners, completed its IPO. Through the following series of transactions prior to and following the completion of the separation (as defined below) and the IPO, Newmark became a separate publicly traded company. Prior to the closing of the IPO, on December 13, 2017, BGC Partners, BGC Holdings, BGC U.S. OpCo, the Company, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered into the separation and distribution agreement (such agreement, as amended from time to time, the “original separation and distribution agreement”). Pursuant to the original separation and distribution agreement BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark group (defined below), the “BGC group”) transferred to the Company, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark group”) the assets and liabilities of the BGC group relating to BGC’s Real Estate Services business (such series of transactions that resulted in the transfer are herein referred to as the “separation”). For more information on our IPO and transactions and agreements related to the IPO, see “Certain Relationships and Related Transactions, and Director Independence— Separation, Initial Public Offering, and Spin-Off.”

On November 30, 2018 (the “Distribution Date”), BGC Partners completed its previously announced pro-rata distribution (the “Spin-Off”) to its stockholders of all of the shares of our common stock owned by BGC Partners as of immediately prior to the effective time of the Spin-Off. Following the Spin-Off, BGC Partners ceased to be our controlling stockholder, and BGC Partners and its subsidiaries no longer held any shares of our common stock or other equity interests in us or our subsidiaries. For more information on our Spin-Off, see “Certain Relationships and Related Transactions, and Director Independence— Separation, Initial Public Offering, and Spin-Off— the Spin-Off.”

Effect of Our Restructuring on Compensation

Prior to our IPO, we did not have a Board of Directors or a Compensation Committee. As such, compensation decisions prior to December 2017 were made by the BGC board of directors and the BGC compensation committee, in the case of Mr. Lutnick, who is also an executive officer of BGC, and in the case of Messrs. Gosin, Ficarro and Rispoli, compensation decisions were made by Mr. Lutnick. In March 2018, our executive compensation program was designed and implemented by the Compensation Committee of our Board of Directors and is described below. 2017 and 2018 year-end compensation for each of our executive officers, including compensation awarded under our Participation Plan, Equity Plan and Incentive Plan, was determined by our Compensation Committee.

In connection with the separation, interests in Newmark Holdings were distributed to holders of interests in BGC Holdings in proportion to such interests of BGC Holdings held by such holders immediately prior to the separation. Due to such distribution, any BGC Holdings related interest or unit that existed as of December 13, 2017 also includes 0.454545 of a Newmark Holdings related interest or unit, as applicable, and any redemption or exchange of a BGC Holdings related interest or unit prior to the Spin-Off must also have included the redemption or exchange of the associated ratable portion of a Newmark Holdings related interest or unit. This 0.454545 figure was based on what the distribution ratio would have been had the Spin-Off occurred immediately following the Newmark IPO.

As a result of the separation, and due to the fact that (i) certain BGC awards granted pursuant to the BGC Compensation Plans prior to the separation became, upon the separation, awards of interests in both BGC Holdings and Newmark Holdings when we refer generally to partnership units that may be awarded as part of compensation (i.e. NPSUs, PSUs, PPSUs, LPUs and PLPUs), we are referring to such units as may be awarded under both the BGC Compensation Plans and our Equity Plan, our Incentive Plan, and our Participation Plan (collectively, the “Newmark Compensation Plans”), and when we refer to specific awards, we are referring to awards under the Newmark Compensation Plans, unless otherwise indicated.

COMPENSATION DISCUSSION AND ANALYSIS

Background

Our principal executive officer for 2018 was our Chairman, Howard W. Lutnick. Our other three most highly compensated executive officers for 2018 were Barry M. Gosin, James R. Ficarro and Michael J. Rispoli. Mr. Merkel became an executive officer in January 2019 and Mr. Ficarro resigned from the Company effective November 2018. As noted above, prior to our IPO, we did not have a Board of Directors or a Compensation Committee. As such, compensation decisions prior to December 2017, including decisions with respect to 2017 salaries, were made by the BGC board of directors and the BGC compensation committee, in the case of Mr. Lutnick, who is also an executive officer of BGC, and in the case of Messrs. Gosin, Ficarro and Rispoli, compensation decisions were made by Mr. Lutnick. However, 2017 year-end compensation was determined and approved by our Compensation Committee in early 2018. For 2018, executive compensation was determined and approved by our Compensation Committee for all executive officers in early 2019. Mr. Merkel’s compensation is not included for 2018 because he became an executive officer in January 2019.

In 2017, Messrs. Lutnick and Ficarro received compensation for their services to our business and to other businesses of BGC Partners and its affiliates. Mr. Lutnick spent approximately 50% of the time he dedicated to BGC on matters relating to the Company (referred to herein as “Newmark matters”), Messrs. Gosin and Rispoli spent 100% of their full business time on Newmark matters, and Mr. Ficarro spent approximately 90% of his full business time on Newmark matters in 2017. Given the proportion of time Messrs. Lutnick and Ficarro dedicated to Newmark matters prior to the separation, for purposes of this item, including the compensation discussion and analysis, Mr. Lutnick’s compensation represented approximately 50% of the compensation he received from BGC and Mr. Ficarro’s compensation represented approximately 90% of his total compensation he received from BGC for their 2016 and 2017 year-end compensation. The compensation of Messrs. Gosin and Rispoli is reflected in full below, as each of them dedicated the majority of his time to Newmark matters. Our financial statements for 2016 and 2017 reflect each executive’s compensation in a manner consistent with the allocation historically made by BGC Partners, which has resulted in generally the reflection of: (i) for Mr. Lutnick, 50% of his compensation paid by BGC Partners; (ii) for Messrs. Gosin and Rispoli, 100% of their compensation; and (iii) for Mr. Ficarro, 90% of his compensation. For 2018, after the separation, the compensation determined and approved by our Compensation Committee for Newmark matters for Messrs. Lutnick, Gosin, Rispoli and Ficarro is reflected in full below. In each case compensation includes salary, other cash compensation and non-cash compensation.

The following compensation discussion and analysis describes the material elements of our executive compensation program for 2018, including aspects of our executive compensation program which were designed and implemented by the Compensation Committee of our Board of Directors in February 2019, at which time 2018 year-end compensation decisions with respect to each of our executive officers were reviewed and approved. References below to Compensation Committee decisions in 2017 made prior to our IPO refer to decisions made by the BGC compensation committee, whereas references below to Compensation Committee decisions made after the completion of our IPO, refer to decisions made by our Compensation Committee.

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

Our Compensation Committee is aware that certain of our executive officers, including Mr. Lutnick, also receive compensation from our affiliates, including Cantor and BGC Partners, for services rendered to each of them, but it generally does not specifically review the nature or amount of such compensation. Mr. Lutnick’s overall compensation from BGC Partners is reviewed and approved by the compensation committee of the BGC Partners board of directors and not by our Compensation Committee and for 2019, with respect to Mr. Merkel, our Compensation Committee will similarly not review his compensation from BGC Partners and Cantor for services rendered to each of them.

None of our executive officers has received any compensation for serving on our Board of Directors or on the board of directors of BGC Partners.

Overview of Compensation and Processes

For 2018, executive compensation was composed of the following principal components: (i) a base salary, which is designed to retain talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award that is intended to tie financial rewards to the achievement of the Company’s short- or longer-term performance objectives; and (iii) an incentive program that is designed to promote the achievement of short- and long-term performance goals and to align the long-term interests of executive officers with those of stockholders through the grant of awards. In all cases, performance objectives and goals relate to the performance of our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.

From time to time, we may also restructure the existing partnership and compensation arrangements of our executive officers as described below. We may also adopt various policies related to or in addition to such restructurings, including with respect to the grant of exchange rights, other monetization of awards, and the acceleration of the lapse of restrictions on restricted stock.

From time to time, we have also used employment agreements, change of control agreements, and other arrangements, including some with specified target or guaranteed bonus components, and discretionary bonuses to attract, motivate and retain talented executives. These specific arrangements with the executive officers are summarized below.

Our Compensation Committee approves, and recommends to our Board of Directors, that it approve the salaries, bonuses and other compensation of our executive officers. In addition, the Committee approves grants to executive officers under and otherwise administers our Incentive Plan, our Equity Plan and our Participation Plan.

From time to time, the Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2018, Farient Advisors LLC (which we refer to as the “Advisor”) advised the Committee. The Committee retained the Advisor to provide surveys and other information with respect to pay practices and compensation levels at the Company’s peer group and other companies, and the Committee discussed with the Advisor all compensation arrangements for 2018. While the Committee does take into consideration such peer data, the Committee does not attempt to benchmark executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis. The Committee considered whether the Advisor had any conflicts of interest in advising the Committee. The Committee considered whether the Advisor had been providing services of any other nature to the Company; the amount of fees received from the Company by the Advisor; the policies and procedures adopted by the Advisor that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by the Advisor who worked on Company matters and any member of the Committee; whether any business or personal relationship existed between such consultants and any of our executive officers; and whether the Advisor or such consultants hold any of our Class A common stock. The Advisor also provides services to the compensation committee of the board of directors of BGC Partners from time to time. Upon evaluating such considerations, the Committee found no conflicts of interest in the Advisor advising the Committee.

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

Base salaries for the following year are generally set for our executive officers at the year-end meetings of the Compensation Committee or in the early part of the applicable year. At these meetings, the Committee also approves incentive bonuses under the Incentive Plan and any discretionary bonuses and grants of equity and partnership awards under our Equity Plan and the Participation Plan to our executive officers.

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

During the first quarter of each fiscal year, the practice of our Compensation Committee is to establish annual incentive performance goals for all executive officers under the Incentive Plan, with the Committee retaining negative discretion to reduce or withhold any bonuses earned at the end of the year. All executive officers in office at that time are eligible to participate in the Incentive Plan. In all cases, such performance goals relate to the performance of our executive officers at the Company and in the provision of services to our operating partnership and subsidiaries.

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

Until such units are made exchangeable into a share of Class A common stock or exchanged for cash or, in some cases, made exchangeable into another partnership unit with a capital account such as a HDU, at the discretion of the Committee, these partnership units may be redeemed for zero by the Committee. The Committee generally does not grant options and equity-based units such as options and RSUs to executives and emphasizes instead these flexible and retentive limited partnership units. In the Committee’s view, NPSUs, along with PSUs/PPSUs and HDUs provide the most appropriate long-term incentives to executive officers, especially when coupled with performance-based grants of exchange rights and cash settlement awards. In 2019, the Committee granted Newmark Holdings NPSUs under the Newmark Compensation Plans to Messrs. Lutnick and Gosin as described below. Certain of our executive officers have previously received BGC Holdings NPSUs and have received Newmark Holdings NPSUs in connection with the separation.

NPSUs have no value for accounting or other purposes at the time of grant, do not participate in quarterly partnership distributions, are not allocated any items of profit or loss and may not be made exchangeable into shares of Class A common stock. NPSU awards are highly discretionary and provide additional flexibility for the Compensation Committee to determine the timing and circumstances of replacing such units with units that earn partnership distributions and any rights to exchange such units for shares of Class A common stock or cash. NPSUs have generally been granted to our executives as mid-year grants or in connection with execution of long-term employment arrangements.

From time to time, our Compensation Committee may choose to replace a NPSU with a PSU or HDU. PSUs participate in quarterly partnership distributions, but otherwise generally have no value for accounting purposes and are not exchangeable into shares of Class A common stock until such exchange rights are granted by the Committee. HDUs have a stated capital account and are valued based upon such capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is issued. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock unless such exchange rights are granted by the Committee.

Executive officers may also receive PPSUs. These units are preferred limited partnership units that may be awarded to holders of, or contemporaneously with, the grant of PSUs. PPSUs are entitled to a preferred distribution of net profits of Newmark Holdings and/or BGC Holdings, as applicable, but otherwise are not entitled to participate in quarterly distributions. PPSUs cannot be made exchangeable into shares of Class A common stock, can only be exchanged for cash, at the determination price on the date of grant, in connection with an exchange of the related PSUs or HDUs, and therefore are not included in our fully diluted share count. PPSUs are expected to provide a mechanism for issuing fewer aggregate share equivalents than traditionally issued in connection with our compensation and to have a lesser overall impact on our fully diluted share count. The ratio of the grant of PPSUs to traditional units (e.g., PSUs) is expected to approximate the compensatory tax rate applicable in the relevant country jurisdiction of the partner recipient. The determination price used to exchange PPSUs for cash is determined by the Compensation Committee on the date the grant of such unit, and is based on a closing trading price of Class A common stock identified by the Committee on such date.

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

Our executive officers have much of their personal net worth in a combination of our equity-based awards and non-exchangeable and exchangeable limited partnership units. Messrs. Lutnick, Gosin and Rispoli hold limited partnership units in Newmark Holdings. Mr. Lutnick holds additional partnership interests in Cantor, which, through its and CFGM’s ownership of shares of our Class B common stock, owns 57.6% of the total voting power of the outstanding Newmark common stock as of December 31, 2018.

While we do not have a general compensation recovery or “clawback” policy, and do not require our executive officers to meet general share ownership or hold-through-retirement requirements, our Compensation Committee believes that the extremely retentive nature of the NPSUs, PSUs and similar partnership units, which may be redeemed for zero at any time by the Committee, provides extraordinary discretion and superior clawback power to the Committee.

We generally intend that compensation paid to our Chairman and our other named executive officers not be subject to the limitation on tax deductibility under Section 162(m) of the U.S. Internal Revenue Code of 1986, which we refer to as the “Code,” so long as this can be achieved in a manner consistent with our Compensation Committee’s other objectives. Subject to certain exceptions, Section 162(m) eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1,000,000. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exemptions in Section 162(m), to the extent available. In December 2017, Section 162(m) of the Code was modified by the Tax Cuts and Jobs Act to remove the exemption for qualified performance-based compensation over the $1,000,000 limit. While we generally intend to structure our compensation based on performance-based criteria, we do not currently expect that decisions relating to compensation will be significantly impacted by Section 162(m) matters on a going forward basis. The Committee retains negative discretion to reduce or withhold performance-based compensation to our executive officers, including after taking into consideration changing business conditions or the executive officer’s individual performance.

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

For U.S. GAAP purposes, a compensation charge is recorded on PSUs and HDUs and similar limited partnership units if and when an exchange right is granted to such units to acquire shares of Class A common stock, and the charge is based on the market price of Class A common stock on the date on which the exchange right is granted, regardless of when such exchange occurs. Additionally, when the exchange actually occurs, a U.S. federal income tax deduction is generally allowed equal to the fair market value of a share of Class A common stock on the date of exchange.

For U.S. GAAP purposes, a compensation charge is recorded on PSUs and similar limited partnership units if and when an exchange right is granted relating to the right to exchange such units into HDUs or similar limited partnership units, and the charge is based on the market price of Class A common stock on the date on which the exchange right is granted, regardless of whether such exchange occurs. Additionally, when the exchange actually occurs, a U.S. federal income tax deduction is generally allowed equal to the fair market value of a share of Class A common stock on the date of exchange.

For U.S. GAAP purposes, if shares of restricted stock granted are not subject to continued employment or service with us or any of our affiliates or subsidiaries, even if they are subject to compliance with our customary non-compete obligations, the grant-date fair value of the restricted stock will be expensed on the date of grant.

Newmark Equity Plan and Participation Plan

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

We generally establish base pay at levels comparable to our peer group and other companies which employ similarly skilled personnel, including CBRE Group, Inc., Colliers International Group Inc., Cushman & Wakefield plc, FirstService Corporation, HFF, Inc., Jones Lang LaSalle Inc., Marcus & Millichap, Inc., Realogy Holdings Corp. and Redfin Corporation. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we generally do not expect to engage in benchmarking.

Currently, Mr. Lutnick expects to spend approximately 33% of his time on our matters and Mr. Merkel expects to spend approximately 25% of his time on our matters. These percentages may vary depending on business developments at Newmark or Cantor, BGC Partners or any of our or their respective affiliates. As a result, these key employees (and others in key executive or management roles who we may hire from time to time) dedicate only a portion of their professional efforts to our business and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or BGC Partners or Cantor. Messrs. Gosin and Rispoli spend all of their full business time on our matters.

Base Salaries/Payments for 2018

Base salary and similar cash payment rates for 2018 were established in March 2018 by our Compensation Committee. In setting the base rates for 2018, the Committee considered the qualifications, experience and responsibilities of our executive officers. The base rate for Mr. Lutnick for 2018 was raised to $1,000,000. The base rate for 2018 for Mr. Gosin was continued at $1,000,000. The base rate for Mr. Rispoli for 2018 was increased to $500,000. The base rate for Mr. Ficarro for 2018 was increased to $617,500 which represented 95% of his total salary for 2018 prior to his resignation.

Base Salaries/Payments for 2019

Base salary and similar cash payment rates for 2019 were established in February 2019 by our Compensation Committee with respect to each of our executive officers, based on their continuing qualifications, experience and responsibilities. The base rate for 2019 was continued at $1,000,000 for Messrs. Lutnick and Gosin. The base rate for Mr. Rispoli for 2019 was increased to $650,000, effective as of March 1, 2019. The base rate for Mr. Merkel for 2019 was set at $500,000.

Bonus Compensation

Notwithstanding the elimination of the exception to the $1,000,000 limit on deductibility for qualified performance-based compensation under Section 162(m) of the Code pursuant to the Tax Act, we intend to award performance-based compensation in the form of bonuses to our executive officers, including pursuant to the Incentive Plan. The Compensation Committee believes that such performance-based compensation appropriately aligns the interests of our executive officers with the interests of our stockholders.

With respect to each performance period, our Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for that performance period. These performance criteria, which may vary from participant to participant, will be determined by the Committee and may be based upon one or more of the following financial performance measures:

•	pre-tax or after-tax net income;

•	pre-tax or after-tax operating income;

•	gross revenue;

•	profit margin;

•	stock price, dividends and/or total stockholder return;

•	cash flow(s);

•	market share;

•	pre-tax or after-tax earnings per share;

•	pre-tax or after-tax operating earnings per share;

•	expenses;

•	return on equity; or

•

strategic business criteria, consisting of one or more objectives based on meeting specified revenue, market penetration, or geographic business expansion goals, cost targets, and goals relating to acquisitions or divestitures, or any combination thereof.

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

Incentive Plan Bonus Goals for 2018

In the first quarter of 2018, our Compensation Committee determined that Messrs. Lutnick, Gosin, Rispoli and Ficarro, our executive officers for 2018, would be participating executives for 2018 in our Incentive Plan.

For 2018, our Compensation Committee used the same performance criteria for all the executive officers and set individual bonus opportunities for 2018 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieved operating profits or adjusted earnings annually for 2018, as calculated on substantially the same basis as in the Company’s 2017 year-end earnings release, or (ii) the Company achieved improvement or percentage growth in gross revenue or total transaction volumes for any product annually for 2018 as compared annually to 2017 over any of its peer group members or industry measures, as reported in the Company’s 2018 earnings release, in each case calculated on substantially the same basis as in the Company’s 2017 earnings release, and compared to the most recently available peer group information or industry measures, (each of which we refer to as a “Performance Goal”) in each case subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin-offs or any other extraordinary corporate transactions in accordance with the Bonus Plan, the Incentive Plan and the Participation Plan, as applicable.

The Compensation Committee determined that the payment of any such amount may be in the form of cash, shares of Class A common stock, limited partnership units, or other equity or partnership awards permitted under the Equity Plan, the Participation Plan or otherwise. The Compensation Committee, in its sole and absolute discretion, retained the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the Performance Goals or any other corporate, as well as individual, performance objectives have been achieved.

Incentive Plan Bonuses and Other Bonuses Awarded for 2018

On February 22, 2019 and April 25, 2019, having been advised that the Performance Goals established in the first quarter of 2018 by our Compensation Committee had been met for 2018, our Compensation Committee approved the following awards to the participating officers for 2018 under our Incentive Plan:

•

Mr. Lutnick: a bonus under the Incentive Plan of $4,500,000, paid $2,000,000 in cash and $2,500,000 in a partnership award represented by 124,408 non-exchangeable Newmark Holdings PSUs and 124,408 non-exchangeable Newmark Holdings PPSUs;

•

Mr. Gosin: a bonus under the Incentive Plan of $9,895,107, paid $1,000,000 in cash and $8,895,107 in a partnership award represented by 442,618 non-exchangeable Newmark Holdings PSUs and 442,618 non-exchangeable Newmark Holdings PPSUs; and

•

Mr. Rispoli: a bonus of $600,000, paid $190,000 in cash and $410,000 in a partnership award represented by 20,403 non-exchangeable Newmark Holdings PSUs and 20,403 non-exchangeable Newmark Holdings PPSUs.

•	Mr. Ficarro, who resigned in November 2018, did not receive a bonus award for 2018.

The February 22, 2019 grants for Mr. Gosin initially approved by the Compensation Committee included Newmark Holdings NPSUs and NPPSUs. On April 25, 2019, the Compensation Committee modified Mr. Gosin’s awards by cancelling the grant of the previously mentioned Newmark Holdings NPSUs and NPPSUs and by granting non-exchangeable Newmark Holdings PSUs and PPSUs. The Committee approved this modification in order to reflect an annual compensation structure rather than a long-term NPSU/NPPSU structure.

In making its bonus determinations for 2018, our Compensation Committee considered the pay practices of our peer group and other companies, including a compensation survey prepared by, and advice from, the Advisor. In particular, it also considered our earnings performance, significant transactions, integration of acquired businesses, individual contributions toward achievement of strategic goals and overall financial and operating results, including strong growth in earnings and overall results for the period. These awards were also expected to incentivize our executive officers with respect to future performance and encourage ongoing contributions to our businesses.

The bonus for 2018 awarded to Mr. Lutnick represented a $2,500,000 decrease from the prior year, which is 36%. In approving the 2018 Incentive Plan $4,500,000 bonus for Mr. Lutnick, our Compensation Committee focused specifically on the Company’s overall strategy and financial performance, growth rate, acquisitions, and overall leadership. In approving Mr. Gosin’s $9,895,107 bonus for 2018, the Committee considered his overall leadership and his contributions to the growth of our business in 2018, including his leadership in connection with acquisitions and hires. The bonus for 2018 awarded to Mr. Rispoli represented an $115,000 increase from the prior year, which is an approximate 19% increase. With respect to Mr. Rispoli, in approving his 2018 bonus of $600,000, the Committee considered his efforts with respect to the Company’s overall finances, the Company’s debt offering and the Spin-Off.

Compensation for Mr. Gosin is generally determined in accordance with the employment agreement, as amended from time to time, which he entered into in connection with our IPO, effective as of December 1, 2017 (the “Gosin Employment Agreement”).

Mr. Gosin received commissions in 2018 in the amount of $104,893 payable in connection with brokerage transactions. This amount was paid in the form of $10,486 in cash and 6,482 non-exchangeable Newmark Holdings PSUs.

Incentive Plan Bonus Goals for 2019

In the first quarter of 2019, the Compensation Committee determined that Messrs. Lutnick, Gosin, Merkel and Rispoli, our current executive officers, would be participating executives for 2019 in the Incentive Plan. For 2019, the Committee established performance criteria for all executive officers and set a bonus for 2019 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieves operating profits or adjusted earnings annually for 2019, as calculated on substantially the same basis as in the Company’s 2018 year-end earnings release, or (ii) the Company achieves improvement or percentage growth in gross revenue or total transaction volumes for any product annually for 2019 as compared to 2018 over any of our peer group members or industry measures, as reported in its 2019 earnings release, in each case calculated on substantially the same basis as in its 2018 earnings release, and compared to the most recently available peer group information or industry measures, in each case, subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin-offs or any other extraordinary corporate transactions in accordance with the Incentive Plan, Equity Plan and the Participation Plan, as applicable. As each of the Company’s executive officers also provides services to certain of our operating partnerships and subsidiaries, potential bonuses for 2019 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.

The Compensation Committee determined that the payment of any such amount may be in the form of cash, shares of Class A common stock, limited partnership units or other equity or partnership awards permitted under the Equity Plan, the Participation Plan or otherwise. The extent determined to reflect the portion of an executive officer’s compensation related to services performed for a particular subsidiary or affiliate as noted above, the cost of compensation awarded under any of the Compensation Plans shall be borne by such subsidiary or affiliate. The Committee, in its sole and absolute discretion, retained the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which Performance Goals or any other corporate, as well as individual, performance objectives have been achieved. The Committee further retains discretion to authorize bonuses and other awards to the participating executives regardless of whether or not such bonuses and awards are tax deductible under tax law in effect at the time of such bonuses and awards.

Equity Plan and Participation Plan Awards

It is the Compensation Committee’s general policy to award restricted stock, exchange rights, awards that are repurchased for cash, which we refer to as “cash settlement awards,” and other equity or partnership awards to executive officers in order to align their interests with those of our long-term investors and to help attract and retain qualified individuals. Our Equity Plan permits the Committee to grant restricted stock, stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other stock-based awards, including to provide exchange rights for shares of our Class A common stock and cash settlement awards relating to Newmark Holdings limited partnership units. Our Participation Plan provides for the grant or sale of Newmark Holdings limited partnership units. The total number of Newmark Holdings limited partnership units issuable under the Participation Plan will be determined from time to time by our Board of Directors, provided that exchange rights or cash settlement awards relating to units may only be granted pursuant to other stock-based awards granted under our Equity Plan. Partnership units in Newmark Holdings (other than NPSUs) are entitled to participate in preferred or quarterly partnership distributions from Newmark Holdings and (other than preferred units and NPSUs) are eligible to be made exchangeable for shares of our Class A common stock. We view these incentives as an effective tool in motivating, rewarding and retaining our executive officers.

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

Our Compensation Committee has also established special quarterly award opportunities under our Equity Plan for the grant of exchange rights and/or cash settlement awards under the Equity Plan relating to outstanding non-exchangeable limited partnership units awarded under the Participation Plan. The Committee established specified performance goals for the quarter similar to the annual opportunities under the Incentive Plan. In each case, such quarterly award opportunities are subject to the Committee’s determination of whether such goals have been met and the Committee’s exercise of negative discretion. Although the quarterly performance goals were met with respect to all four quarters of 2018, the Committee elected not to grant any quarterly awards or exchange rights under our Equity Plan.

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

Previous BGC Partners Grants Attributable to Newmark

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

As of April 1, 2019, Mr. Lutnick had no BGC Holdings NPSUs outstanding attributable to his Newmark compensation.

Replacement and Exchange Right Grants

From time to time, the Compensation Committee generally approves monetization of previously issued and outstanding units and shares in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration the retentive impact of the remaining units held by the executives. The 2018 monetizations are described below and the February modifications described below for Messrs. Lutnick and Gosin were approved by the Compensation Committee in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration the retentive impact of the remaining units held by the executives. The February modifications generally reduced the cash paid, were less dilutive and considered by the Compensation Committees to be retentive.

Mr. Lutnick

On December 31, 2018, the Compensation Committee approved the monetization of 898,080 BGC Holdings PPSUs held by Mr. Lutnick (which had an average determination price of $7.65 per unit), and 592,721 Newmark Holdings PPSUs (which had an average determination price of $13.715 per unit), which transactions had an aggregate value of $15,000,000. On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,131,774 non-exchangeable BGC Holdings PSUs held by Mr. Lutnick into 1,131,774 non-exchangeable BGC Holdings partnership units with a capital account (HDUs) (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a value of $7,017,000); and (ii) the right to exchange for cash 1,018,390 BGC Holdings non-exchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $7.8388 per unit), for a payment of $7,983,000 in cash for taxes when such PSUs are exchanged into HDUs. To date, Mr. Lutnick has not exercised this right to exchange and has not sold any shares in connection with these rights. PPSUs are not included in our fully-diluted share count.

Mr. Gosin

In December 2017, in connection with the execution of the Gosin Employment Agreement, certain of Mr. Gosin’s awards were replaced by an equivalent number of exchangeable awards as follows: (i) 52,293 BGC Holdings APSUs, (ii) 1,146,696 BGC Holdings PSUs, and (iii) 51,011 BGC Holdings PPSUs (which have a preferred value of $426,342), in each case held by Mr. Gosin as of December 31, 2018. Mr. Gosin has not elected to exchange such exchangeable units. As described herein, any exchange of such units shall also apply to the ratable portion of Newmark Holdings units that Mr. Gosin held in association with such BGC Holdings units.

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

On December 31, 2018, the Compensation Committee approved the monetization of 1,909,188 BGC Holdings PSUs held by Mr. Gosin and 264,985 BGC Holdings PPSUs (which had an average determination price of $4.2625 per unit), which transactions had an aggregate value of $11,000,000. On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,592,016 non-exchangeable BGC Holdings HDUs (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a value of $9,870,501); and (ii) the right to exchange for cash 264,985 BGC Holdings non-exchangeable PPSUs held by Mr. Gosin (which had an average determination price of $4.2625 per unit), for a payment of $1,129,499 in cash for taxes when such PSUs are exchanged into HDUs. To date, Mr. Gosin has not exercised this right to exchange.

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

On December 31, 2018, the Compensation Committee approved the cancellation of 13,552 non-exchangeable PSUs in BGC Holdings held by Mr. Rispoli and the cancelation of 11,089 BGC Holdings PPSUs (which had an average determination price of $5.814 per unit). In connection with the transaction, BGC issued $134,535 in shares of Class A common stock, less applicable taxes and withholdings, resulting in 13,552 net shares of BGC Class A common stock at a price of $5.17 per share and the payment of $64,471 in cash for taxes. On February 22, 2019, the Compensation Committee removed the sale restrictions on 4,229 shares of BGC Class A common stock and 1,961 shares of Newmark Class A common stock held by Mr. Rispoli.

Mr. Ficarro

On April 1, 2016 and April 1, 2017, an additional 20,454 of Mr. Ficarro’s BGC Holdings NPSUs and 16,736 of his BGC Holdings NPPSUs awarded in 2014 were replaced by an equivalent number of non-exchangeable BGC Holdings PSUs and BGC Holdings PPSUs, respectively. The distributions from such non-exchangeable BGC Holdings PSUs and BGC Holdings PPSUs will be payable to Mr. Ficarro and will not be used to repay his outstanding loan (as described below). On May 2, 2016, an additional 7,177 of his non-exchangeable BGC Holdings PSUs and 4,765 of his BGC Holdings PPSUs were replaced by an equivalent number of exchangeable BGC Holdings PSUs and BGC Holdings PPSUs. On March 21, 2017, an additional 15,586 of his non-exchangeable BGC Holdings PSUs and 12,752 of his BGC Holdings PPSUs were replaced by an equivalent number of exchangeable BGC Holdings PSUs and BGC Holdings PPSUs. On July 30, 2017, an additional 12,373 of his non-exchangeable BGC Holdings PSUs and 10,123 of his BGC Holdings PPSUs were replaced by an equivalent number of exchangeable BGC Holdings PSUs and BGC Holdings PPSUs.

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

Mr. Ficarro resigned from the Company effective November 2018. As a result, he became a terminated partner in BGC Holdings, and his BGC Holdings units were no longer outstanding.

2017 Newmark Awards

Our Compensation Committee did not make any awards of NPSUs to our executive officers in 2017.

2018 Newmark NPSU Awards

On February 22, 2019, the Compensation Committee granted 500,000 Newmark Holdings NPSUs and 500,000 Newmark Holdings NNPSUs effective April 1, 2019 to Mr. Lutnick. These units will become non-exchangeable Newmark Holdings PSUs and PPSUs (based on the Determination Price of $10.05 per unit) ratably over 4 years (on each anniversary) as follows:

•

Replacement of NPSUs with PSUs: On or about each April 1 of 2020, 2021, 2022, and 2023, the Company shall grant Mr. Lutnick an aggregate award of 125,000 non-exchangeable PSUs in replacement of 125,000 of the above NPSUs, provided that (i) the Company, inclusive of its affiliates, earns, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of PSUs is to be granted and (ii) except in the event of death prior to the applicable grant date, Mr. Lutnick remains an employee of the Company or an affiliate thereof and has at all times remained in compliance with the Newmark Holdings Limited Partnership Agreement.

•

Replacement of NPPSUs with PPSUs: On or about each April 1 of 2020, 2021, 2022, and 2023, the Company shall grant Mr. Lutnick an aggregate award of 125,000 non-exchangeable PPSUs in replacement of 125,000 of the above NPPSUs (which, upon replacement, shall be cancelled and no longer exist), provided that (i) the Company, inclusive of its affiliates, earns, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of PPSUs is to be granted and (ii) except in the event of death prior to the applicable grant date, Mr. Lutnick remains an employee of the Company or an affiliate thereof and has at all times remained in compliance with the Newmark Holdings Limited Partnership Agreement.

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

The policy provides generally that Mr. Lutnick shall be treated no less favorably than, and in proportion to, any other executive officer with respect to the change, right or modification of equity or partnership awards, which include, but are not limited, to opportunities (i) to have non-exchangeable units redeemed or replaced by other non-exchangeable units; (ii) to have non-exchangeable units received upon such replacement redeemed by Newmark Holdings for cash, or, with the concurrence of Cantor, granted exchange rights for shares of Newmark’s Class A common stock; (iii) to accelerate the lapse of or eliminate any restrictions on transferability with respect to restricted shares of Class A common stock; and (iv) to replace non-distributing units with distributing units and replace preferred units with non-preferred units. The policy may also include exchange of units into HDUs or other units with a capital account and the cancellation or redemption of non-exchangeable units and the issuance of new shares or units.

Under the policy, Mr. Lutnick shall have the right to accept or waive in advance some or all of the foregoing offers of opportunities that we may offer to any other executive officer. In each case, Mr. Lutnick’s right to accept or waive any opportunity offered to him to participate in any such opportunity shall be cumulative (and, accordingly, Mr. Lutnick would again have the right to accept or waive the opportunity to participate with respect to such portion previously waived if and when any additional opportunity is offered to any executive officer) and shall be equal to the greatest proportion of outstanding units and the greatest percentage of shares of restricted stock with respect to which any other executive officer has been or is offered with respect to all of such opportunities. This policy may result in grants to him of exchange rights/cash settlement awards, grants of HDUs or other units with a capital account, the cancellation or redemption of non-exchangeable units and the issuance of new shares or units, or the acceleration of the lapse of restrictions on transferability of shares restricted stock owned by him if a future triggering event under the policy occurs.

On February 22, 2019, under the Newmark standing policy, the Compensation Committee granted exchange rights with respect to rights available to Mr. Lutnick. Mr. Lutnick elected to waive such rights one-time with such future opportunities to exchange to be cumulative. The number of Mr. Lutnick’s units for which he waived exchangeability is 8,502,802 non-exchangeable BGC Holdings PSUs and 176,518 non-exchangeable BGC Holdings PPSUs with an aggregate determination amount of $1,354,784.

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

In addition, on February 16, 2018, under the BGC standing policy, the BGC compensation committee granted exchange rights with respect to rights available to Mr. Lutnick with respect to all of his non-exchangeable BGC Holdings PSUs/PPSUs (other than those issued in connection with 2017 year-end compensation). Mr. Lutnick elected to waive such rights as a one-time waiver with future opportunities to exchange to be cumulative. In addition, under the BGC standing policy, all of Mr. Lutnick’s remaining BGC Holdings NPSUs were cancelled and replaced with BGC Holdings PSUs/PPSUs, effective as of January 1, 2018 due to Mr. Lutnick having had the right to make all of his partnership units exchangeable under the BGC standing policy. Following this transaction, the number of Mr. Lutnick’s units for which he waived exchangeability was 8,400,683 non-exchangeable BGC Holdings PSUs and 1,437,292 non-exchangeable BGC Holdings PPSUs with future opportunities to exchange to be cumulative, of which approximately 4,200,342 non-exchangeable BGC Holdings PSUs and 718,646 non-exchangeable BGC Holdings PPSUs, respectively, or 50%, were attributable to his approximate time spent on Newmark matters. Also pursuant to the policy, the BGC compensation committee further approved a grant of 1,137,626 non-exchangeable BGC Holdings PSUs and a grant of 474,495 non-exchangeable BGC Holdings PPSUs to Mr. Lutnick, in replacement of 1,612,121 of his BGC Holdings NPSUs, of which approximately 568,813 non-exchangeable BGC Holdings PSUs and a grant of 237,248 non-exchangeable BGC Holdings PPSUs, respectively, or 50%, were attributable to his approximate time spent on Newmark matters, effective as of January 1, 2018, which were all of the rights available to him at such time. As described above, the foregoing transactions shall also apply to the ratable portion of Newmark Holdings units that Mr. Lutnick held in association with such BGC Holdings NPSUs and BGC Holdings PSUs/PPSUs.

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

Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties as an executive officer. In 2018, such personal benefits had an aggregate incremental cost of approximately $124,398.

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

Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation plans to its employees, although we may consider such benefits in the future.

EXECUTIVE COMPENSATION

Summary Compensation Table

(a) Name and Principal Position	(b) Year		(c) Salary ($)		(d) Bonus ($)(3)	(e) Stock Awards (Long Term Incentive Awards from 2014, 2015 and 2016) ($)		(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($)(8)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)		(j) Total ($)
Howard W. Lutnick,	2018	(1)	1,000,000		—	7,529,510	(4)	—	4,500,000	—	—		13,029,510
Chairman	2017	(1)(2)	500,000		7,000,000	—	(4)	—	—	—	—		7,500,000
	2016	(1)(2)	500,000		6,375,000	—	(4)	—	—	—	—		6,875,000

Barry M. Gosin,	2018		1,000,000	(9)	—	—	5)	—	9,895,107	—	229,291	(10)(11)	11,124,398
Chief Executive Officer	2017	(2)	1,000,000	(9)	—	—	(5)	—	—	—	617,014	(10)(11)	1,617,014
	2016	(2)	475,000	(9)	—	—	(5)	—	—	—	514,617	(10)(11)	989,617

Michael J. Rispoli,	2018		500,000		—	—	(6)	—	600,000		—		1,100,000
Chief Financial Officer	2017	(2)	415,000		485,000	—	(6)	—	—	—	—		900,000
	2016	(2)	400,000		400,000	—	(6)	—	—	—	—		800,000

James R. Ficarro,	2018		572,884		—	—	(7)	—	—	—	—		572,884
Former Chief Operating Officer(12)	2017	(2)	540,000		675,000	—	(7)	—	—	—	—		1,215,000
	2016	(2)	525,000		585,000	—	(7)	—	—	—	—		1,110,000

(1)

The table does not include matters for 2016, 2017, 2018 described above under “Compensation Discussion and Analysis—NPSU Grants and Related Replacement and Exchange Right Grants Attributable to Newmark” and “Compensation Discussion and Analysis—Replacement and Exchange Right Grants” because the shares granted were fewer than the number of limited partnership units redeemed/exchanged, those units had been granted in partial payment of prior years’ bonuses at full notional value, and the partnership unit and cash payment adjustments described as part of the program were incidental adjustments required by the terms of the partnership unit agreements and the timing of the program in relation to distributions on units.

(2)

The amounts set forth in the table and corresponding footnotes reflect the total compensation awarded to Messrs. Gosin and Rispoli for all years presented. In the case of Messrs. Lutnick and Ficarro for 2016 and 2017, the amounts set forth in the table and corresponding footnotes reflect only those amounts attributable to the relevant executive’s services performed for us and exclude the amounts attributable to the relevant executives’ services performed on other matters for BGC Partners and its affiliates (other than us), and represents a percentage of the compensation allocable in respect of each executive’s approximate time spent on Newmark matters (i.e., for Mr. Lutnick, 50% of all compensation paid to him by BGC Partners and for Mr. Ficarro, 90% of all compensation for 2016 and 2017).

(3)

The amounts in column (d) reflect the bonus awards to our named executive officers for 2016 and 2017. For 2017, Mr. Lutnick’s BGC Incentive Plan bonus was paid $1,500,000 in cash and $5,500,000 in the form of 194,284 non-exchangeable Newmark Holdings PSUs and 158,960 non-exchangeable Newmark Holdings PPSUs; Mr. Ficarro’s bonus was paid $675,000 in the form of 23,845 non-exchangeable Newmark Holdings PSUs and 19,508 non-exchangeable Newmark Holdings PPSUs; and Mr. Rispoli’s bonus was paid $485,000 in the form of 17,133 non-exchangeable Newmark Holdings PSUs and 14,017 non-exchangeable Newmark Holdings PPSUs. Mr. Gosin did not receive a bonus for 2017. See footnote (10) below for further information. For 2016, Mr. Lutnick’s BGC Incentive Plan bonus was paid $1,500,000 in cash and $4,875,000 in the form of 317,073 non-exchangeable BGC Holdings PSUs and 123,306 non-exchangeable BGC Holdings PPSUs; Mr. Ficarro’s bonus was paid $321,744 in the form of 28,224 non-exchangeable BGC Holdings PSUs and $263,249 in the form of 23,092 non-exchangeable BGC Holdings PPSUs; and Mr. Rispoli’s bonus was paid $400,000 in the form of 19,298 non-exchangeable BGC Holdings PSUs and 15,790 non-exchangeable BGC Holdings PPSUs. Mr. Gosin did not receive a bonus for 2016. See footnote (10) below for further information.

(4)

Represents 2018 right to monetize certain units granted to Mr. Lutnick in 2014, 2015 and 2016. The $7,529,510 amount in column (e) for Mr. Lutnick for 2018 represents the fair value of (i) the right to exchange 175,243 nonexchangeable BGC Holdings PSUs held by Mr. Lutnick into 175,243 non-exchangeable BGC Holdings partnership units with a capital account (HDUs) (which, based on the closing price of the BGC Class A common stock of $6.20 per share on the date such right was given, had a value of $1,086,507); and (ii) the right to exchange for cash 817,640 BGC Holdings nonexchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $7.88 per unit) for a payment of $6,443,003 in cash for taxes when the foregoing PPSUs are exchanged. These PSUs and PPSUs were granted to Mr. Lutnick in exchange for certain NPSUs received by Mr. Lutnick in 2014, 2015 and 2016.

In addition, Mr. Lutnick was granted the right to exchange 956,531 nonexchangeable BGC Holdings PSUs into 956,531 non-exchangeable partnership units with a capital account (HDUs) (which, based on the closing price of the BGC Class A common stock of $6.20 per share on the date such right was granted, had a value of $5,930,492) and the right to exchange for cash 221,583 BGC Holdings nonexchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $6.95 per unit) for a payment of $1,540,002 for taxes when the foregoing PPSUs are exchanged. These PSUs and PPSUs were issued to Mr. Lutnick at full notional value in connection with prior year-end compensation grants under the BGC Incentive Plan. To date, Mr. Lutnick has not exercised this right to exchange and has not sold any shares in connection with these rights. PPSUs are not included in our fully-diluted share count.

For Mr. Lutnick, column (e) does not include the BGC Holdings NPSUs granted to him in 2017 and 2016. Of the BGC Holdings NPSUs issued to Mr. Lutnick in 2017 that are attributable to the approximate amount of time Mr. Lutnick spent on Newmark matters, 22,783 of such BGC Holdings NPSUs were previously cancelled and replaced by 22,783 BGC Holdings PSUs and 1,604 BGC Holdings PPSUs (having a determination price of $9.15). The remaining 1,149,854 BGC Holdings units (along with applicable Newmark Holdings units) which were redeemed and cancelled were BGC Holdings PSUs and PPSUs which had been issued to Mr. Lutnick at full notional value in connection with prior year-end compensation grants under the BGC Incentive Plan.

In addition, for Mr. Lutnick, column (e) does not include the 500,000 Newmark NPSUS granted to him in 2019 and the 750,000 BGC Holdings NPSUs granted to him in 2016 because NPSUs do not represent a right to acquire shares of Class A common stock and they had no grant date fair value for accounting purposes.

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

Column (e) also does not include the fair value of grants of exchange rights to Mr. Lutnick in February 2016 with respect to 520,380 BGC Holdings PSUs and 425,765 BGC Holdings PPSUs, pursuant to the standing policy because each of those PSUs and PPSUs was originally granted to Mr. Lutnick in partial payment of bonuses awarded to him at full notional value in connection with prior year-end compensation grants under the BGC Incentive Plan. See “Compensation Discussion and Analysis—NPSU Grants and Related Replacement and Exchange Right Grants.”

(5)

For Mr. Gosin, column (e) does not include any of the following units, because these units had been previously granted in partial payment of prior year-end annual bonuses, commissions or base salary as non-exchangeable awards at full notional value: (i) in March 2016, 254,250 BGC Holdings PSUs were made exchangeable, (ii) in April 2016, 11,114 BGC Holdings APSUs and 1,079 BGC Holdings PSUs were made exchangeable, (iii) in May 2016, 69,517 BGC Holdings PSUs and 56,877 BGC Holdings PPSUs were made exchangeable, (iv) in October 2016, 593,869 BGC Holdings PSUs were made exchangeable; (v) in November 2016, 33,386 BGC Holdings APSUs were made exchangeable; and (vi) in March 2018, 52,293 BGC Holdings APSUs, 1,146,696 BGC Holdings PSUs and 51,011 BGC Holdings PPSUs were made exchangeable. With respect to the grant of exchangeability that occurred in 2018, such grant of exchangeability also applied to the ratable portion of the Newmark Holdings interests or units held in association with such non-exchangeable BGC Holdings APSUs, BGC Holdings PSUs and BGC Holdings PPSUs, as applicable.

For Mr. Gosin, column (e) also does not include the fair value of the 642,261 non-exchangeable Newmark Holdings PSUs which on March 12, 2018 were redeemed and cancelled in exchange for issuing to Mr. Gosin $10.0 million of Newmark’s Class A common stock, less applicable taxes and withholdings, based on the price of $15.57 per share, which was the closing price of our Class A common stock on that date, resulting in the issuance to Mr. Gosin of 327,746 shares of our Class A common stock at full notional value in connection with such prior year-end compensation grants.

On December 31, 2018, the Compensation Committee approved the monetization of 1,909,188 BGC Holdings PSUs held by Mr. Gosin and 264,985 BGC Holdings PPSUs (which had an average determination price of $4.2625 per unit), which transactions had an aggregate value of $11,000,000. On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,592,016 non-exchangeable HDUs (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a value of $9,870,501); and (ii) the right to exchange for cash 264,985 BGC Holdings non-exchangeable PPSUs held by Mr. Gosin, (which had an average determination price of $4.2625 per unit), for a payment of $1,129,499 in cash for taxes when such PSUs are exchanged for HDUs. To date, Mr. Gosin has not exercised this right to exchange. Column (e) also does not include the fair value of grants of exchange rights mentioned above that were awarded at full notional value of $2,305,100 in connection with prior year-end compensation grants.

(6)

For Mr. Rispoli, column (e) does not include any of the following units, because these units had previously been granted in partial payment of prior years’ annual bonuses at full notional value: (i) on April 2, 2018, 17,211 non-exchangeable BGC Holdings PSUs, and 14,082 non-exchangeable BGC Holdings PPSUs, of which 9,381 BGC Holdings PPSUs have a determination price of $9.07 per unit and 4,701 BGC Holdings PPSUs have a determination price of $11.40 per unit, were made exchangeable, (ii) On April 17, 2015, 2,094 BGC Holdings PSUs and 1,606 BGC Holdings PPSUs were made exchangeable, on December 1, 2015, 196 BGC Holdings PSUs and 160 BGC Holdings PPSUs were made exchangeable, on May 2, 2016, 4,755 BGC Holdings PSUs and 2,540 BGC Holdings PPSUs were made exchangeable, on April 17, 2017, 17,040 BGC Holdings PSUs and 13,942 BGC Holdings PPSUs were made exchangeable. On June 9, 2016, 4,755 BGC Holdings PSUs were exchanged for a value of $42,528 and 2,540 BGC Holdings PPUS for a value of $16,993.

For Mr. Rispoli, column (e) also does not include the fair value of the cancellation of 13,552 non-exchangeable PSUs in BGC Holdings held by Mr. Rispoli and the cancelation of 11,089 BGC Holdings PPSUs (which had an average determination price of $5.814 per unit) on December 31, 2018 that were awarded at full notional value of $131,574 in connection with such year-end compensation grants. In connection with the transaction, BGC issued $134,535 in shares of Class A common stock, less applicable taxes and withholdings, resulting in 13,552 net shares of BGC Class A common stock at a price of $5.17 per share and the payment of $64,471 in cash for taxes. On February 22, 2019, the Compensation Committee removed the sale restrictions on 4,229 shares of BGC Class A common stock and 1,961 shares of Newmark Class A common stock held by Mr. Rispoli.

(7)

For Mr. Ficarro, column (e) does not include any of the following units, because these units had previously been granted in partial payment of prior year-end annual bonuses at full notional value:, (i) on May 2, 2016, 7,177 BGC Holdings PSUs and 4,765 BGC Holdings PPSUs were made exchangeable, (ii) on March 21, 2017, 15,586 BGC Holdings PSUs and 12,752 BGC Holdings PPSUs were made exchangeable, (iii) on April 24, 2017, 12,373 BGC Holdings PSUs and 10,123 BGC Holdings PPSUs were made exchangeable, and (iv) on April 2, 2018, 31,846 non-exchangeable BGC Holdings PSUs, and 25,214 non-exchangeable BGC Holdings PPSUs, of which 9,200 BGC Holdings PPSUs have a determination price of $6.05 per unit and 16,140 BGC Holdings PPSUs have a determination price of $11.40 per unit, were made exchangeable.

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

(8)

The amounts in column (g) reflect the bonus awards to our named executive officers for 2018 under our Incentive Plan. For 2018, Mr. Lutnick’s Incentive Plan bonus was paid $2,000,000 in cash and $2,500,000 in the form of 124,408 non-exchangeable Newmark Holdings PSUs and 124,408 non-exchangeable Newmark Holdings PPSUs; Mr. Gosin’s Incentive Plan bonus was paid $1,000,000 in cash and $8,896,107 in the form of 442,618 non-exchangeable Newmark Holdings PSUs and 442,618 non-exchangeable Newmark Holdings PPSUs; and Mr. Rispoli’s bonus was paid $190,000 in cash and $410,000 the form of 20,403 non-exchangeable Newmark Holdings PSUs and 20,403 non-exchangeable Newmark Holdings PPSUs. Mr. Ficarro resigned from the Company effective November 2018 and did not receive a bonus for 2018.

(9)	For 2017, Mr. Gosin’s base salary was $1,000,000 payable in cash, effective as of December 1, 2017, pursuant to the Gosin Employment Agreement.

For 2016, Mr. Gosin’s base salary was $475,000, payable 50% in cash and 50% in non-exchangeable BGC Holdings APSUs. The 50% portion paid in non-exchangeable BGC Holdings APSUs was calculated on a monthly basis by dividing $19,792 by the closing price of Class A common stock on the last day of the month in which the cash portion of his salary was paid, and resulted in Mr. Gosin receiving 26,548 non-exchangeable BGC Holdings PSUs in 2016.

(10)

For 2018, Mr. Gosin received commissions in the amount of $104,873 payable in connection with brokerage transactions. This amount was paid in $10,466 in cash and $94,407 in the form of 6,482 non-exchangeable Newmark Holdings PSUs.

For 2017, Mr. Gosin received commissions in the amount of $437,102 payable in connection with brokerage transactions. This amount was paid in the form of 33,509 non-exchangeable BGC Holdings PSUs and 4,193 non-exchangeable BGC Holdings APSUs. Such non-exchangeable BGC Holdings APSUs were not distribution eligible for 2017 but are currently distribution eligible.

For 2016, Mr. Gosin received commissions in the amount of $346,617 payable in connection with brokerage transactions. This amount was paid in the form of 34,888 non-exchangeable BGC Holdings PSUs and 4,347 non-exchangeable BGC Holdings APSUs. Such non-exchangeable BGC Holdings APSUs were not distribution eligible for 2016 or 2017 but are currently distribution eligible.

For 2015, Mr. Gosin received commissions in the amount of $2,592,183 payable in connection with brokerage transactions. This amount was paid in the form of 254,250 non-exchangeable BGC Holdings PSUs and 31,784 non-exchangeable BGC Holdings APSUs. Such non-exchangeable BGC Holdings APSUs were not distribution eligible for 2015, 2016 or 2017 but are currently distribution eligible.

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

(11)

Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties. Such personal benefits had an aggregate incremental cost of approximately $150,437 in 2016, $161,960 in 2017 and $124,398 in 2018. In addition, Mr. Gosin received full payment of his health insurance premiums which had an aggregate incremental cost of approximately $17,482 in 2016 and $17,952 in 2017. See “Compensation Discussion and Analysis—Perquisites” above.

(12)	Mr. Ficarro resigned from the Company effective November 2018 and was not paid a bonus for 2018.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers in 2018:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
	Grant Date	Threshold ($)	Target ($)	Allowable Plan Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)
Howard W. Lutnick	1/1/18	—	—	25,000,000	—	—	—	992,883	—	—	7,529,510
Barry M. Gosin(3)	1/1/18	—	—	25,000,000	—	—	—	—	—	—	—
Michael J. Rispoli	1/1/18	—	—	25,000,000	—	—	—	—	—	—	—
James R. Ficarro	1/1/18	—	—	25,000,000	—	—	—	—	—	—	—

(1)

The amounts in column (e) reflect the maximum possible individual payment under the Newmark Incentive Plan. During 2018, there were no specific minimum and target levels under the Newmark Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Newmark Incentive Plan for 2018, and the Newmark compensation committee retained negative discretion to award less than this amount. Actual amounts paid to each named executive officer for 2018 are set forth in column (g) of the Summary Compensation Table.

The amounts in columns (i) and (l) represent the fair value of (i) the right to exchange 175,243 nonexchangeable BGC Holdings PSUs held by Mr. Lutnick into 175,243 non-exchangeable BGC Holdings partnership units with a capital account (HDUs) (which, based on the closing price of the BGC Class A common stock of $6.20 per share on the date such right was given, had a value of $1,086,507); and (ii) the right to exchange for cash 817,640 BGC Holdings nonexchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $7.88 per unit) for a payment of $6,443,003 in cash for taxes when the foregoing PPSUs are exchanged. These PSUs and PPSUs were granted to Mr. Lutnick in exchange for certain NPSUs received by Mr. Lutnick in 2014, 2015 and 2016.

(2)

Columns (i) and (l) do not include the 500,000 Newmark Holdings NPSUs or the 500,000 Newmark Holdings NPPSUs granted to Mr. Lutnick in 2019, because such units do not represent a right to acquire shares of Class A common stock and they had no grant date fair value for accounting purposes.

(3)

Columns (i) and (l) do not include the right of Mr. Gosin from Newmark to exchange 1,592,016 non-exchangeable BGC Holdings PSUs into 1,129,449 non-exchangeable HDU partnership units (which, based on the closing price of the BGC Class A common stock of $6.20 per share on the grant date, had a value of $9,870,501); and exchange for cash 264,985 BGC Holdings non-exchangeable PPSUs (which had an average determination price of $4.2625 per unit), for a payment of $1,129,449 in cash for taxes when such HDUs are exchanged. The fair value of grants of exchange rights mentioned above were awarded at full notional value of $2,305,100 in connection with prior year-end compensation grants.

Outstanding Equity Awards at Fiscal Year End

None of the named executive officers held any unexercised options as of December 31, 2018. The following table shows all exchangeable units representing a right to acquire shares of our Class A common stock held by each of the named executive officers as of December 31, 2018:

	Option Awards					Grant Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options/ Exchangeable Units Exercisable/ Exchangeable(1) (#)	(c) Number of Securities Underlying Unexercised Options/ Exchangeable Units Unexercisable/ Unexchangeable(2) (#)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)(2)	(h) Market Value of Shares or Units of Stock That Have Not Vested(2)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	559,450	—	—	—	—	—	—	—	—
Barry M. Gosin	1,591,934	—	—	—	—	—	—	—	—
Michael J. Rispoli	17,517	—	—	—	—	—	—	—	—
James R. Ficarro	0	—	—	—	—	—	—	—	—

(1)	For Mr. Lutnick, column (b) represents 559,450 exchangeable Newmark Holdings PSUs held as of December 31, 2018.

Column (b) does not include the right of Mr. Lutnick to exchange 175,243 non-exchangeable BGC Holdings PSUs into 175,243 non-exchangeable BGC Holdings HDU partnership units (which, based on the closing price of the BGC Class A common stock of $6.20 per share on the date such right was given, had a value of $1,086,507) and the right to exchange for cash 817,640 BGC Holdings non-exchangeable PPSUs (which had an average determination price of $7.88 per unit), for a payment of $6,443,003 in cash for taxes when the foregoing PPSUs are exchanged.

For Mr. Gosin, column (b) represents 92,464 exchangeable Newmark Holdings APSUs and 1,499,470 exchangeable Newmark Holdings PSUs held as of December 31, 2018.

Column (b) does not include the right of Mr. Gosin to exchange 1,592,016 non-exchangeable BGC Holdings PSUs into 1,129,449 non-exchangeable BGC Holdings HDU partnership units (which, based on the closing price of the BGC Class A common stock of $6.20 per share on the grant date, had a value of $9,870,501); and the right to exchange for cash 264,985 BGC Holdings non-exchangeable PPSUs (which had an average determination price of $4.2625 per unit), for a payment of $1,129,449 in cash for taxes when such HDUs are exchanged.

For Mr. Rispoli, column (b) represents 17,517 exchangeable Newmark Holdings PSUs held as of December 31, 2018.

Mr. Ficarro, column (b) represents zero exchangeable Newmark Holdings PSUs held as of December 31, 2018.

These exchangeable Newmark Holdings PSUs and Newmark Holdings APSUs were issued in connection with the separation and distribution agreement and may be exchanged at any time on a 1:0.9558 basis (based on the exchange ratio as of February 28, 2019) for shares of Newmark’s Class A common stock, subject to adjustment and the terms of the Amended and Restated Separation and Distribution Agreement. As of December 31, 2018, the closing market price of a share of Class A common stock was $8.02.

The table above does not reflect the following exchangeable BGC Holdings PSUs or BGC Holdings APSUs held by the named executive officers as of December 31, 2018: Mr. Lutnick, 1,040,760 exchangeable BGC Holdings PSUs; Mr. Gosin, 149,328 exchangeable BGC Holdings APSUs and 1,978,728 exchangeable BGC Holdings PSUs; Mr. Rispoli, 36,986 exchangeable BGC Holdings PSUs.; and Mr. Ficarro, zero exchangeable BGC Holdings PSUs;

These exchangeable BGC Holdings PSUs and exchangeable BGC Holdings APSUs were outstanding immediately prior to the separation and may be exchanged at any time on a 1:1 basis for shares of BGC’s Class A common stock. As of December 31, 2018, the closing market price of a share of BGC Class A common stock was $5.17.

Non-exchangeable Newmark Holdings PSUs or Newmark Holdings APSUs held as of December 31, 2018 that are eligible to be granted exchange rights into Newmark Class A common stock were as follows: Mr. Lutnick, 3,972,058 units; Mr. Gosin, 1,0420,435 units; Mr. Rispoli, 23,024 units; and Mr. Ficarro, zero units. These non-exchangeable Newmark Holdings PSUs/APSUs were issued in connection with the Original Separation and Distribution Agreement.

Non-exchangeable BGC Holdings PSUs or BGC Holdings APSUs held as of December 31, 2018 that are eligible to be granted exchange rights into BGC Class A common stock were as follows: Mr. Lutnick, 8,970,467 units; Mr. Gosin, 4,927,213 units; Mr. Rispoli, 13,552 units; and Mr. Ficarro, zero units.

As of December 31, 2018, Messrs. Lutnick, Gosin, Rispoli, Mr. Ficarro held no non-exchangeable Newmark Holdings NPSUs that are eligible to be replaced by non-exchangeable Newmark Holdings PSUs/PPSUs, which in turn would be eligible to be granted exchange rights for shares of Newmark Class A common stock or cash

As of December 31, 2018, Messrs. Lutnick, Gosin, Rispoli, Mr. Ficarro held no BGC Holdings NPSUs that are eligible to be replaced by non-exchangeable BGC Holdings PSUs/PPSUs, which in turn would be eligible to be granted exchange rights for shares of Class A common stock or cash.

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

(2)

Column (c) does not include non-exchangeable Newmark Holdings PPSUs held as of December 31, 2018 because they did not represent a right to acquire our Class A common stock. As of December 31, 2018, the non-exchangeable Newmark Holdings PPSUs held by the named executive officers were as follows: Mr. Lutnick, 809,411 units; Mr. Gosin, 96,462 units; Mr. Rispoli, 18,837 units; and Mr. Ficarro, zero units.

Column (c) does not include non-exchangeable BGC Holdings PPSUs held as of December 31, 2018 because they did not represent a right to acquire BGC Class A common stock. As of December 31, 2018, the non-exchangeable BGC Holdings PPSUs held by the named executive officers were as follows: Mr. Lutnick, 1,658,875 units, in addition to the PPSUs described in footnote 1 above; Mr. Gosin, 264,985 units; Mr. Rispoli, 11,089 units; and Mr. Ficarro, zero units.

Option Exercises and Stock Vested

During 2018, Newmark had no outstanding stock options, no options were exercised by any of the named executive officers and no stock vested for any of the named executive officers.

Potential Payments upon Termination and Change in Control

The following table provides information regarding the estimated amounts payable to the named executive officers listed below, upon either termination or continued employment if such change in control had occurred on December 31, 2018 under their change in control and other agreements, described below, in effect on December 31, 2018. For Mr. Gosin, we have reflected 100% of the amounts he would be paid on a termination of his employment without “cause,” because the payments would have been the same whether or not a change in control of BGC Partners or Newmark had occurred. Messrs. Ficarro and Rispoli are not eligible for additional benefits upon termination or a change in control. All amounts are determined, where applicable, using the $8.02 closing market price of our Class A common stock as of December 31, 2018. All amounts, including estimated tax gross-up payments, are subject to the specific terms and conditions set forth in the applicable change in control or other agreements and applicable law:

Name	Base Salary ($)		Bonus ($)	Earned but Unpaid Commissions	Non-Compete Payments ($)		Vesting of Equity Compensation ($)	Welfare Benefit Continuation ($)	Tax Gross- Up Payment ($)(6)	Total ($)
Howard W. Lutnick
Termination of Employment in connection with a Change in Control(1)	2,000,000		9,000,000	—	—		—	29,927	6,801,796	17,831,723
Extension of Employment in connection with a Change in Control	1,000,000		4,500,000	—	—		—	29,927	3,060,808	8,590,735
Barry M. Gosin
Termination of Employment without Cause Prior to a Change in Control(2)	1,000,000	(4)	—	104,893	2,000,000	(5)	—	—	—	3,104,893
Termination of Employment without Cause in connection with a Change in Control(3)	1,000,000	(4)	—	104,893	2,000,000	(5)	—	—	—	3,104,893
Any Termination of Employment	—		—	—	2,000,000	(5)	—	—	—	2,000,000

(1)

Upon a change in control at December 31, 2018, Mr. Lutnick would have had the right to receive (i) replacement of any partnership units ineligible for exchange rights with new partnership units eligible for such exchange rights, (ii) grants of immediately exchangeable exchange rights with respect to any non-exchangeable limited partnership units (including those replacement units described in clause (i); and (iii) the immediate lapse of any restrictions on transferability of any shares of restricted stock held by him at such time.

At December 31, 2018, Mr. Lutnick held 3,972,058 of such non-exchangeable Newmark limited partnership units. Based on the closing price of the Newmark’s Class A common stock of $8.02 on December 31, 2018 and the exchange ratio of 1:0.9793 as of December 31, 2018, the aggregate value of the shares and cash underlying such grants would have been $31,196,488.

As of December 31, 2018, Mr. Lutnick held 809,411 non-exchangeable Newmark Holdings PPSUs. Based upon the applicable determination price of each grant of Newmark Holdings PPSUs, the cash value underlying such exchange rights would have been $11,998,784.

Mr. Lutnick also has the right to exchange 175,243 nonexchangeable BGC Holdings PSUs held by Mr. Lutnick into 175,243 non-exchangeable BGC Holdings partnership units with a capital account (HDUs) (which, based on the closing price of the BGC Class A common stock of $6.20 per share on the date such right was given, had a value of $1,086,507); and (ii) the right to exchange for cash 817,640 BGC Holdings nonexchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $7.88 per unit) for a payment of $6,443,003 in cash for taxes when the foregoing PPSUs are exchanged. If exercised, these HDUs would also become exchangeable upon a change of control.

Mr. Gosin also has the right from Newmark to exchange 1,592,016 non-exchangeable BGC Holdings PSUs into 1,129,449 non-exchangeable BGC Holdings HDU partnership units (which, based on the closing price of the BGC Class A common stock of $6.20 per share on the grant date, had a value of $9,870,501); and exchange for cash 264,985 BGC Holdings non-exchangeable PPSUs (which had an average determination price of $4.2625 per unit), for a payment of $1,129,449 in cash for taxes when such HDUs are exchanged.

As of December 31, 2018, Mr. Lutnick did not hold any shares of our restricted stock.

In each case, the units exclude any units subject to redemption for zero or for cash in accordance with applicable agreements. See “—Change in Control Agreements” below.

(2)

Upon a termination of Mr. Gosin’s employment without cause, any unvested compensatory partnership units held by Mr. Gosin would vest immediately. At December 31, 2018, Mr. Gosin had no unvested partnership units. See “—Employment Agreements—Gosin Employment Agreement” below.

(3)

Upon a change in control at December 31, 2018, any PSUs held by Mr. Gosin as of such date would have been immediately exchangeable into restricted shares of Class A common stock, transferable ratably over the first through third anniversaries of the Change in Control, subject to certain conditions. See “—Change in Control Agreements” below.

At December 31, 2018, Mr. Gosin held 1,042,435 of such non-exchangeable Newmark Holdings units. Based on the closing price of our Class A common stock of $8.02 on December 31, 2018 and the exchange ratio of 1:0.9793 as of December 31, 2018, the value of the shares underlying such grants of exchange rights would have been $8,187,270.

At December 31, 2017, Mr. Gosin held 82,680 shares of Newmark restricted stock.

(4)	On December 1, 2018, Mr. Gosin’s base salary was $1,000,000, payable in cash.
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

(6)

Mr. Lutnick is also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding partnership units. Based on the vesting in footnote (1), on either a termination of employment or an extension of employment, these amounts, if any, would be estimated to be $39,583,235.

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

Subject to certain exceptions Section 162(m) of the Code disallows a publicly held corporation’s federal income tax deduction in excess of $1,000,000 for compensation paid to its chief executive officer and certain of its other most highly compensated named executive officers.

Under present federal income tax law, a participant will generally realize ordinary income equal to the amount of the bonus received under the Incentive Plan in the year of such receipt. We will receive a tax deduction for the amount constituting ordinary income to the participant, provided that the participant’s total compensation is below the limit established by Section 162(m) of the Code or the Incentive Plan award satisfies the requirements of an exception to the limits pursuant to Section 162(m) of the Code. We periodically review the potential consequences of Section 162(m) and may structure the performance-based portion of our executive compensation to comply with certain exemptions in Section 162(m), to the extent available. In December 2017, Section 162(m) of the Code was modified by the Tax Cuts and Jobs Act to remove the exemption for qualified performance-based compensation over the $1,000,000 limit. We do not currently expect that decisions relating to compensation will be significantly impacted by Section 162(m) matters on a going forward basis. The Committee retains negative discretion to reduce or withhold performance-based compensation to our executive officers, and also reserves the right to use its judgment to authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate, including after taking into consideration changing business conditions or the executive officer’s individual performance.

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

2018 Principal Executive Officer Pay Ratio

The following information contains the relationship of the median annual total compensation of employees and independent contractors and brokers of Newmark and its subsidiaries to the annual total compensation of Mr. Lutnick, our Chairman and principal executive officer.

We selected December 31, 2018 as the date used to identify our “median employee” whose annual total compensation was the median of the annual total compensation of all our applicable employees and independent contractors and brokers (other than our Chairman) for 2018. Based on our internal records, our global employee and independent contractor/broker population as of December 31, 2018 consisted of approximately 5,548 individuals, including full-time, part-time, temporary and seasonal employees with approximately 95% of these employees working in the United States and approximately 5% working in various non-U.S. locations consisting of Canada, Switzerland, People’s Republic of China, United Kingdom, Republic of Mexico, Belgium, Germany, Poland, and the Netherlands.

To identify the “median employee,” we aggregated actual base salary earnings or commission draw in 2018, overtime earnings paid in 2018 for employees eligible to earn overtime, bonus awards earned in 2018 and paid in the first quarter of 2019 and the grant date value of any equity awards granted in 2018. Bonus awards can consist of discretionary bonuses, forgivable loans, cash advance distribution agreements and promissory notes. We annualized the compensation of employees and independent contractors and brokers who began employment during the fiscal year. In addition, for any persons who provide services to Cantor and its affiliates(including BGC Partners and its consolidated subsidiaries), the total compensation of such persons was discounted by the percentage of time that they allocate to Cantor and its affiliates (including BGC Partners and its consolidated subsidiaries). We then converted any compensation paid in foreign currency to U.S. dollars using the published rate for December 31, 2018 on www.oanda.com. The sum of these amounts served as our “consistently applied compensation measure,” we used in identifying the median employee. We did not apply a cost of living adjustment to the data.

Our median employee was a Transaction Services Coordinator in the United States.

Once the median employee was identified, the pay ratio for the annual total compensation of the median employee to the principal executive officer was calculated for the 2018 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and the pay ratio was determined as follows:

•	the annual total compensation of the median employee of all employees and independent contractors and brokers of the Company (other than the Chairman) was $79,575;

•	the annual total compensation of the Chairman, as reported in the Summary Compensation Table, was $13,029,510; and

•	the ratio of the annual total compensation of the Chairman to the median employee of all employees and independent contractors and brokers of the Company was approximately 164 to 1.

Compensation of Directors

Directors who are also our employees do not receive additional compensation for serving as director. Effective upon the completion of our IPO as of December 2017, the compensation schedule for our non-employee directors was as follows:

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

The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2018:

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Michael Snow	160,000	50,000	—	—	—	—	210,000
Director
Virginia S. Bauer	77,000	120,000	—	—	—	—	197,000
Director
Peter F. Cervinka	83,250	120,000	—	—	—	—	203,250
Director
John H. Dalton(4)	117,750	70,000	—	—	—	—	187,750
Former Director

(1)

Howard Lutnick, our Chairman, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the Summary Compensation Table. Table includes compensation paid with respect to 2018, including payments for 2018 that were made in January 2019.

(2)

Reflects the grant date fair value of RSUs granted on September 25, 2018 to each of Messrs. Cervinka and Snow and Ms. Bauer. More information with respect to the calculation of these amounts is included in the footnotes to our consolidated financial statements included in Item 8 of our latest Annual Report on Form 10-K. On September 25, 2018, each of Messrs. Cervinka and Snow and Ms. Bauer was granted 4,513 RSUs. In addition, Mr. Cervinka and Ms. Bauer received an additional 4,920 RSUs granted on June 29, 2018 at their appointment of initial election. As of December 31, 2018, Ms. Bauer had 9,433 RSUs outstanding and Messrs. Cervinka and Snow had 9,433 and 7,013 RSUs outstanding respectively.

(3)	No options were granted to non-employee directors in 2018. As of December 31, 2018, none of the non-employee directors had any options outstanding.
(4)	Mr. Dalton retired from the Board of Directors effective September 2018.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consisted of Messrs. Dalton and Snow until September 25, 2018 and Ms. Bauer and Messrs. Cervinka and Snow thereafter. Mr. Snow served as the Chairman of the Committee throughout 2018 and currently serves in that role. All of the members who served on our Committee during 2018 were independent directors. No member of the Committee had any relationship with the Company during 2018 pursuant to which disclosure would be required under applicable SEC rules. With the exceptions of Mr. Lutnick, during 2018, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Committee or on our Board. Mr. Lutnick serves on the board of directors of BGC Partners.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 31, 2019, with respect to the beneficial ownership of our Class A common stock and Class B common stock by: (1) each stockholder, or group of affiliated stockholders, that owns more than 5% of any class of our outstanding capital stock; (2) each of the named executive officers; (3) each director; and (4) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 125 Park Avenue, New York, New York 10017. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table. In addition, certain of the limited partnership interests of Newmark Holdings will be exchangeable with us for shares of our Class A common stock or shares of our Class B common stock equal to the exchange ratio (which is currently 0.9558, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement (as hereinafter defined)). The table and footnotes below are based on a one-to-0.9558 exchange ratio. See “Certain Relationships and Related Transactions, and Director Independence—Amended and Restated Newmark Holdings Limited Partnership Agreement—Exchanges.”

As of March 31, 2019, Cantor is obligated to distribute an aggregate of 7,315,785 shares of our Class A common stock consisting of (i) 6,494,118 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 821,667 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares” and, together with the April 2008 distribution rights shares, the “distribution rights shares”), all of which can be distributed within 60 days of March 31, 2019. Certain partners elected to receive their shares and others elected to defer receipt of their shares until a future date. As a result, certain of these distribution rights shares are included both in the number of shares beneficially owned directly by Cantor, and indirectly by CF Group Management, Inc. (“CFGM”) and Mr. Lutnick as a result of their control of Cantor, and in the number of shares beneficially owned directly by CFGM, Mr. Lutnick and the other recipients of distribution rights shares, resulting in substantial duplications in the number of shares set forth in the table below. Once Cantor delivers these 7,315,785 distribution rights shares, these shares will no longer be reflected as beneficially owned directly by Cantor and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor. Instead, beneficial ownership of the shares will only be reported by CFGM and Mr. Lutnick to the extent of their direct holdings of the shares, and Mr. Lutnick’s indirect holdings as a result of his control of KBCR Management Partners, LLC (“KBCR”) and LFA LLC (“LFA”), and by the other recipients of the distribution rights shares.

Name	Class B Common Stock				Class A Common Stock
	Shares		%		Shares		%
5% Beneficial Owners(1):
Cantor Fitzgerald, L.P.	44,111,565	(2)	99.2	(3)	44,111,565	(4)	21.9	(5)
CF Group Management, Inc.(10)	44,464,891	(6)	100.0	(3)	45,490,503	(7)	22.4	(8)
Vanguard Group Inc.(1)	—		—		19,724,671		12.5
BlackRock, Inc.(1)	—		—		10,261,044		6.5
Executive Officers and Directors(1):
Executive Officers
Howard W. Lutnick(11)	44,464,891	(9)	100.0	(3)	56,633,048	(12)	27.0	(13)
Barry M. Gosin	—		—		3,730,949	(14)	2.3	(15)
Stephen M. Merkel	—		—		61,197	(16)	*
Michael J. Rispoli	—		—		18,705	(17)	*
Directors
Michael Snow	—		—		2,512	(18)	*
Virginia S. Bauer	—		—		10,000	(19)	*
Peter F. Cervinka	—		—		—		*
All executive officers and directors as a group (7 persons)	44,464,891		100.0		60,456,412		28.6	(20)

*	Less than 1%
(1)	Based upon information supplied by directors, executive officers and 5% beneficial owners in filings under Sections 13(d) and 16(a) of the Securities Exchange Act of 1934, as amended.
(2)

Consists of (a) 20,932,207 shares of our Class B common stock held directly and (b) 23,179,358 shares of our Class B common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor.

(3)

Percentage based on (a) 21,285,533 shares of our Class B common stock outstanding and (b) 23,179,358 shares of our Class B common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor.

(4)

Consists of (a) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held directly by Cantor and (b) 23,179,358 shares of our Class A common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor.

(5)

Percentage based on (a) 157,422,916 shares of our Class A common stock outstanding as of March 31, 2019, (b) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (c) 23,179,358 shares of our Class A common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor.

(6)

Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 23,179,358 shares of our Class B common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor.

(7)

Consists of (a) 353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM, (b) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, (c) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred, (d) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (e) 23,179,358 shares of our Class A common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor.

(8)

Percentage based on (a) 157,422,916 shares of our Class A common stock outstanding as of March 31, 2019, (b) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, (c) 353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM, (d) 23,179,358 shares of our Class A common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor, (e) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, and (f) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred.

(9)

Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 23,179,358 shares of our Class B common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor.

(10)	CFGM is the managing general partner of Cantor.
(11)	Mr. Lutnick is the Chairman and Chief Executive Officer of CFGM and also the trustee of an entity that is the sole shareholder of CFGM. CFGM is the managing general partner of Cantor.
(12)	Mr. Lutnick’s holdings consist of:

(i)	2,334,940 shares of our Class A common stock held directly;

(ii)	219,136 of our Class A common stock held in Mr. Lutnick’s 401(k) account (as of March 31, 2019);

(iii)

1,682,366 shares of our Class A common stock held in various trust, retirement and custodial accounts (a) 998,908 shares held in Mr. Lutnick’s personal asset trust, of which he is the sole trustee, (b) 301,803 shares held by a trust for the benefit of descendants of Mr. Lutnick and his immediate family (the “Trust”), of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees, (c) 107,251 shares held in a Keogh retirement account for Mr. Lutnick, (d) 249,498 shares held by trust accounts for the benefit of Mr. Lutnick and members of his immediate family, (e) 13,268 shares held in other retirement accounts, (f) 7,827 shares held in custodial accounts for the benefit of certain members of Mr. Lutnick’s family under the Uniform Gifts to Minors Act, and (g) 3,811 shares of Class A common stock held in other retirement accounts for Mr. Lutnick’s spouse;

(iv)	353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM;

(v)	20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor;

(vi)	23,179,358 shares of our Class A common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership interests held by Cantor;

(vii)	3,591,626 shares of our Class A common stock acquirable upon exchange of 3,591,626 April 2008 distribution rights by Mr. Lutnick, receipt of which has been deferred;

(viii)	571,238 shares of our Class A common stock acquirable upon exchange of 571,238 February 2012 distribution rights by Mr. Lutnick, receipt of which has been deferred;

(ix)	951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred;

(x)	74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred;

(xi)	746,955 shares of our Class A common stock acquirable upon exchange of 746,955 April 2008 distribution rights by the Trust, receipt of which has been deferred;

(xii)

950,057 shares of our Class A common stock acquirable upon exchange of 950,057 April 2008 distribution rights by KBCR, by virtue of Mr. Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor, receipt of which has been deferred;

(xiii)	133,587 shares of our Class A common stock acquirable upon exchange of 133,587 February 2012 distribution rights by KBCR, receipt of which has been deferred;

(xiv)	75,077 shares of our Class A common stock acquirable upon exchange of 75,077 April 2008 distribution rights by LFA, receipt of which has been deferred;

(xv)	7,512 shares of our Class A common stock acquirable upon exchange of 7,512 February 2012 distribution rights by LFA, receipt of which has been deferred;

(xvi)	278,772 shares of our Class A common stock owned of record by KBCR;

(xvii)	16,557 shares of our Class A common stock owned of record by LFA; and

(xviii)	534,722 shares of Class A common stock acquirable upon exchange of 559,450 Newmark Holdings exchangeable limited partnership units by Mr. Lutnick.

These amounts include an aggregate of 7,315,785 shares of our class A common stock acquirable upon exchange of 7,315,785 distribution rights consisting of (a) 6,494,118 shares of our Class A common stock acquirable upon exchange of 6,494,118 April 2008 distribution rights and (b) 821,667 shares of our Class A common stock acquirable upon exchange of 821,667 February 2012 distribution rights, which may generally be issued to such partners upon request.

(13)

Percentage based on (a) 157,422,916 shares of Class A common stock outstanding as of March 31, 2019, (b) 20,932,207 shares of Class A common stock outstanding acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, (c) 353,326 shares of Class A common stock outstanding acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM, (d) 23,179,358 shares of Class A common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership interests held by Cantor, (e) 3,591,626 shares of our Class A common stock acquirable upon exchange of 3,591,626 April 2008 distribution rights by Mr. Lutnick, receipt of which has been deferred, (f) 571,238 shares of our Class A common stock acquirable upon exchange of 571,238 February 2012 distribution rights by Mr. Lutnick, receipt of which has been deferred, (g) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, (h) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred, (i) 746,955 shares of our Class A common stock acquirable upon exchange of 746,955 April 2008 distribution rights by the Trust, receipt of which has been deferred, (j) 950,057 shares of our Class A common stock acquirable upon exchange of 950,057 April 2008 distribution rights by KBCR, receipt of which has been deferred, (k) 133,587 shares of our Class A common stock acquirable upon exchange of 133,587 February 2012 distribution rights by KBCR, receipt of which has been deferred, (l) 75,077 shares of our Class A common stock acquirable upon exchange of 75,077 April 2008 distribution rights by LFA, receipt of which has been deferred, (m) 7,512 shares of our Class A common stock acquirable upon exchange of 7,512 February 2012 distribution rights by LFA, receipt of which has been deferred and (n) 534,722 shares of Class A common stock acquirable upon exchange of 559,450 Newmark Holdings exchangeable limited partnership units by Mr. Lutnick.

(14)

Consists of (a) 2,209,378 shares of our Class A common stock held directly by Mr. Gosin and (b) 1,521,571 shares of our Class A common stock acquirable upon exchange of 1,591,935 Newmark Holdings exchangeable limited partnership units held by Mr. Gosin.

(15)

Percentage based on (a) 157,422,916 shares of our Class A common stock outstanding as of March 31, 2019 and, (b) 1,521,571 shares of our Class A common stock acquirable upon exchange of 1,591,935 Newmark Holdings exchangeable limited partnership units held by Mr. Gosin.

(16)

Mr. Merkel’s holdings consist of (a) 42,864 shares of Class A common stock held directly, (b) 2,901 shares of Class A common stock held in trusts for the benefit of Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee of each trust and Mr. Merkel has the power to remove and replace such trustee, (c) 10,354 of our Class A common stock held in Mr. Merkel’s 401(k) account (as of March 31, 2019), (d) 4,035 shares of Class A common stock acquirable upon exchange of 4,222 Newmark Holdings exchangeable limited partnership units held by Mr. Merkel, and (e) 1,043 shares of Class A common stock held by Mr. Merkel’s spouse.

(17)

Consists of (a) 1,962 shares of our Class A common stock held directly by Mr. Rispoli and (b) 16,743 shares of our Class A common stock acquirable upon exchange of 17,517 Newmark Holdings exchangeable partnership units held by Mr. Rispoli.

(18)	Mr. Snow’s holdings consist of (a) 2,500 shares of our Class A common stock held directly, and (b) 12 shares of our Class A common stock held by Mr. Snow’s son.
(19)	Ms. Bauer’s holdings consist of 10,000 shares of our Class A common stock held directly.
(20)

Percentage based on (a) 157,422,916 shares of our Class A common stock outstanding as of March 31, 2019, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock, (c) 23,179,358 shares of our Class A common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor, (d) 2,077,072 shares of our Class A common stock acquirable upon exchange of 2,173,124 Newmark Holdings exchangeable limited partnership units held by our executive officers and directors, (e) 3,591,626 shares of our Class A common stock acquirable upon exchange of 3,591,626 April 2008 distribution rights by Mr. Lutnick, receipt of which has been deferred, (f) 571,238 shares of our Class A common stock acquirable upon exchange of 571,238 February 2012 distribution rights by Mr. Lutnick, receipt of which has been deferred, (g) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, (h) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred, (i) 746,955 shares of our Class A common stock acquirable upon exchange of 746,955 April 2008 distribution rights by the Trust, receipt of which has been deferred, (j) 950,057 shares of our Class A common stock acquirable upon exchange of 950,057 April 2008 distribution rights by KBCR, receipt of which has been deferred, (k) 133,587 shares of our Class A common stock acquirable upon exchange of 133,587 February 2012 distribution rights by KBCR, receipt of which has been deferred, (l) 75,077 shares of our Class A common stock acquirable upon exchange of 75,077 April 2008 distribution rights by LFA, receipt of which has been deferred, (m) 7,512 shares of our Class A common stock acquirable upon exchange of 7,512 February 2012 distribution rights by LFA, receipt of which has been deferred.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval and Ratification of Transactions with Related Persons

The general policy of the Company and our Audit Committee is that all material transactions with a related party, including transactions with BGC Partners and Cantor, the relationships between us and BGC Partners and Cantor and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, will be subject to prior review and approval by the Committee and its independent members, which will determine whether such transactions or proposals are fair and reasonable to the Company and its stockholders. In general, potential related-party transactions will be identified by our management and discussed with the Committee at their meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, will be provided to the Committee with respect to each issue under consideration and decisions will be made by the Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related-party transactions are set forth in our Audit Committee Charter and Code of Business Conduct and Ethics, both of which are publicly available on our website at http://ir.ngkf.com/disclaimer-and-legal-information under the headings “CORPORATE GOVERNANCE – Charter of the Audit Committee of the Board of Directors” and “CORPORATE GOVERNANCE – Code of Business Conduct and Ethics,” respectively.

The following is a description of certain relationships and transactions that have existed or that we have entered into with our directors, executive officers, or stockholders who are known to us to beneficially own more than five percent of our Class A common stock or Class B common stock, including BGC Partners and Cantor, and their immediate family members as well as certain other transactions. The following summary does not purport to describe all the terms of such agreements or transactions and is qualified in its entirety by reference to the complete text of these agreements, to the extent filed as exhibits to our Annual Report on Form 10-K, our Amendment No. 1 to such Annual Report filed on Form 10-K/A, and our other filings with the SEC. We urge you to read the full text of these agreements.

Separation, Initial Public Offering, and Spin-Off

Separation and Distribution Agreement

On December 13, 2017, prior to the closing of the IPO, BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered into a separation and distribution agreement (the “Original Separation and Distribution Agreement”). The Original Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

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

•	the proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings;

•	the IPO;

•	the assumption and repayment of indebtedness by the BGC group and the Newmark group, as further described below;

•	the Spin-Off; and

•	other agreements governing the relationship between BGC, Newmark and Cantor.

The Original Separation and Distribution Agreement was subsequently amended, as described below.

Initial Public Offering

On December 14, 2017, we entered into the Underwriting Agreement by and among Newmark and Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. (“CF&Co.”) as representatives of the several Underwriters (“Underwriters”) named therein (the “Underwriting Agreement”), in connection with the initial public offering of up to 23,000,000 shares of Class A common stock, which included 3,000,000 shares of Class A common stock as a result of the exercise of the Underwriters’ over-allotment option. Sandler O‘Neill & Partners, L.P. acted as the qualified independent underwriter for purposes of Financial Industry Regulatory Authority Rule 5121. On December 19, 2017, we completed the IPO of 20,000,000 shares of our Class A common stock at the IPO price of $14.00 per share ($13.23 per share after deducting underwriting discounts and commissions). Prior to the IPO, we were a wholly owned subsidiary of BGC Partners.

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

•

the Adjustment Factor shall be equal to the Reinvestment Cash divided by the Newmark Current Market Price (as defined in the Amended and Restated Separation and Distribution Agreement) as of the day prior to the date on which the adjustment to the Exchange Ratio is made for such fiscal quarter; provided that

•

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

The Separation and Contribution

The Amended and Restated Separation and Distribution Agreement identified assets to be transferred, liabilities assumed and contracts assigned to each of us and BGC Partners as part of the separation of Newmark from BGC Partners into a publicly traded company, and it provided for when and how these transfers, assumptions and assignments would occur.

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

The BGC Partners group retained ownership to all of their other assets, which included among others the following:

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

No Representations and Warranties

No party to the Amended and Restated Separation and Distribution Agreement made any representations or warranties of any kind concerning the transactions contemplated by the separation and distribution agreement, transferred assets, transferred liabilities or the Newmark business or any consents or approvals required in such connection. The parties agreed that we would bear the economic and legal risk that the conveyance of the transferred assets is insufficient or that the title to those assets is not good, marketable and free from encumbrances.

Intercompany Agreements; Guarantee Obligations

Certain contracts, licenses, commitments or other arrangements between BGC Partners and us or any entity transferred to us in the separation were terminated immediately prior to the Spin-Off.

The parties agreed to cooperate to have the applicable members of the BGC Partners group substituted or otherwise removed as guarantor or obligor in respect of all obligations of BGC Partners under any transferred liabilities for which BGC Partners may be liable, as guarantor, original tenant, primary obligor or otherwise, except, in each case, for any excluded liability. We (1) will indemnify and hold harmless BGC Partners for any resulting identifiable losses and (2) will not renew, extend the term of, increase its obligations under, or transfer to a third party, without BGC Partners’ prior written consent, any loan, lease, contract or other obligation for which BGC Partners may be liable.

The parties agreed to cooperate to have the applicable members of the Newmark group substituted or otherwise removed as guarantor or obligor in respect of all obligations of Newmark under any excluded liabilities for which Newmark may be liable, as guarantor, original tenant, primary obligor or otherwise, except, in each case, for any transferred liability. BGC Partners (1) will indemnify us and hold us harmless for any resulting identifiable losses and (2) will not renew, extend the term of, increase its obligations under, or transfer to a third party, without our prior written consent, any loan, lease, contract or other obligation for which we may be liable.

New Newmark

To facilitate tax-free exchanges of the Newmark Holdings exchangeable limited partnership interests, Cantor has a one-time right, exercisable at any time after the second anniversary of the Spin-Off and otherwise subject to preserving the tax-free treatment of the Spin-Off to BGC Partners, at Newmark Holdings’ expense to (1) incorporate, or cause the incorporation of, a newly formed, wholly owned subsidiary of ours (which we refer to as “New Newmark”), (2) incorporate, or cause the incorporation of, a newly formed, wholly owned subsidiary of New Newmark (which we refer to as “New Newmark Sub”) and (3) cause the merger of New Newmark Sub with us, with the surviving corporation being a wholly owned subsidiary of New Newmark. In connection with such a merger, our Class A common stock and Class B common stock will each hold equivalent common stock in New Newmark, with identical rights to the applicable class of shares held prior to such merger. As a condition to such merger, we will have received an opinion of counsel, reasonably satisfactory to our Audit Committee, to the effect that such merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Code. Cantor will indemnify us to the extent that we incur any material income taxes as a result of the transactions related to such merger.

Indemnification

Newmark OpCo agreed to indemnify, defend and hold harmless the Cantor group, the BGC Partners group and the Newmark group (other than Newmark OpCo and its subsidiaries) and each of their respective directors, officers, general partners, managers and employees, from and against all liabilities to the extent relating to, arising out of or resulting from:

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

BGC U.S. OpCo and BGC Global OpCo agreed to indemnify, defend and hold harmless the Cantor group, the Newmark group and the BGC Partners Group (other than BGC U.S. OpCo, BGC Global OpCo and their respective subsidiaries) and each of their respective directors, officers, general partners, managers and employees from and against all liabilities to the extent relating to, arising out of or resulting from:

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

The Amended and Restated Separation and Distribution Agreement specified procedures with respect to claims subject to indemnification and related matters.

Releases

As of the separation, the Newmark group agreed to release and forever discharge the BGC Partners group from:

•	the transferred liabilities;

•	all liabilities existing or arising from the implementation of the separation, the IPO or the Spin-Off; and

•	all liabilities existing or arising from any facts or conditions existing prior to the IPO relating to the Newmark business, the transferred assets or the transferred liabilities.

As of the separation, the BGC Partners group agreed to release and forever discharge the Newmark group from:

•	the excluded liabilities;

•	all liabilities existing or arising from the implementation of the separation, the IPO or the Spin-Off; and

•	all liabilities existing or arising from any facts or conditions existing prior to the IPO relating to the BGC Partners business, the excluded assets or the excluded liabilities.

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

In connection with the Spin-Off, the compensation committee of the board of directors of BGC Partners had the exclusive authority to determine the treatment of restricted stock awards and restricted stock unit awards outstanding under the BGC Equity Plan. BGC Partners restricted stock awards participated in the distribution as if such holder held unrestricted shares of BGC Partners common stock, and following the Spin-Off, any shares of Newmark common stock issued in respect of restricted BGC Partners common stock remain subject to any vesting, lapse or forfeiture restrictions applicable to the restricted BGC Partners shares prior to the Spin-Off. Restricted stock unit awards outstanding under the BGC Equity Plan were adjusted so that each holder of a BGC Partners restricted stock unit award shall continue to hold a BGC restricted stock unit award covering BGC Partners Class A common shares, but also received a Newmark restricted stock unit award covering Newmark Class A common shares on an “as distributed basis” in order to reflect the impact of the Spin-Off on the pre-Spin-Off BGC Partners restricted stock unit awards. Such restricted stock units shall generally have the same terms, including vesting terms, as the pre-Spin-Off BGC Partners restricted stock unit awards, subject to any adjustments made by the compensation committee of the BGC Partners board of directors.

Amendment

The Amended and Restated Separation and Distribution Agreement may be amended and modified only by a written agreement, signed by all parties to the separation and distribution agreement.

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

Matters Relating to the Spin-Off

The Amended and Restated Separation and Distribution Agreement also governs the rights and obligations of BGC Partners and Newmark regarding the potential distribution by BGC Partners to its stockholders of the shares of our common stock held by BGC Partners following the IPO. The Spin-Off was completed on November 30, 2018. See “—The Spin-Off” below.

Auditors and Audits; Annual Financial Statements and Accounting

The Amended and Restated Separation and Distribution Agreement contains certain provisions relating to auditors and audits, annual financial statements and accounting that applied prior to the Spin-Off.

Access to Information

Under the Amended and Restated Separation and Distribution Agreement, following the separation, we and BGC Partners are obligated to provide each other access to information as follows:

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

•

until our first fiscal year-end occurring after the Spin-Off (and for a reasonable period of time afterwards as required for each of BGC Partners or us to prepare consolidated financial statements or complete a financial statement audit for the fiscal year during which the Spin-Off occurred), we will maintain in effect at our own cost and expense adequate systems and controls to the extent necessary to enable the members of the BGC Partners group to satisfy their respective reporting, accounting, audit and other obligations, and we will provide to BGC Partners in such form as BGC Partners may request, at no charge to BGC Partners, all financial and other data and information as BGC Partners determines necessary or advisable in order to prepare its financial statements and reports or filings with any governmental authorities, including copies of all quarterly and annual financial information and other reports and documents that we intend to file with the SEC prior to such filings (as well as final copies upon filing), and copies of our budgets and financial projections;

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

Expenses

Under the Amended and Restated Separation and Distribution Agreement, we were responsible for all third-party costs, fees and expenses relating to the IPO, including the SEC registration fee, the FINRA fee, the reimbursable expenses of the Underwriters pursuant to the underwriting agreement, all of the costs of producing, printing, mailing and otherwise distributing the prospectus, as well as the underwriting discounts and commissions. All third-party fees, costs and expenses paid or incurred in connection with the Spin-Off will be paid by BGC Partners. Except as otherwise set forth above or as provided in the Amended and Restated Separation and Distribution Agreement or other ancillary agreements, all other costs and expenses incurred in connection with the transactions contemplated by the Amended and Restated Separation and Distribution Agreement will be borne by the party incurring such costs and expenses.

Termination

The Amended and Restated Separation and Distribution Agreement contains certain provisions relating to termination that applied prior to the Spin-Off.

BGC Partners Contribution of Newmark OpCo Units Prior to the Distribution

The Amended and Restated Separation and Distribution Agreement contains certain provisions relating to exchanges of BGC Holdings exchange right units into shares of common stock of BGC Partners pursuant to the BGC Holdings limited partnership agreement, that applied prior to the Spin-Off.

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

The general partner of Newmark Holdings may determine the total number of authorized Newmark Holdings units.

Any authorized but unissued Newmark Holdings units may be issued:

•	pursuant to the separation or as otherwise contemplated by the Amended and Restated Separation and Distribution Agreement or the Newmark Holdings limited partnership agreement;

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

Exchanges

Each unit of the Newmark Holdings limited partnership interests held by Cantor is generally exchangeable with us for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the current exchange ratio. The exchange ratio was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement and was 0.9558 as of February 28, 2019.

The Newmark Holdings founding partner interests (which were issued in the separation to holders of BGC Holdings founding partner interests, who received such founding partner interests in connection with the separation of BGC Partners from Cantor in 2008) will not be exchangeable with us unless (1) Cantor reacquires such interests from Newmark Holdings upon termination or bankruptcy of the founding partners or redemption of their units (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for Class A common stock or Class B common stock as described above or (2) Cantor determines that such interests can be exchanged by such founding partners with us for Class A common stock, in which case each such Newmark Holdings unit will be exchangeable with us for a number of shares of our Class A common stock equal to the then current exchange ratio, on terms and conditions to be determined by Cantor. Once a Newmark Holdings founding partner interest becomes exchangeable, such founding partner interest is automatically exchanged upon a termination or bankruptcy (x) with BGC Partners for Class A common stock of BGC Partners (after also providing the requisite portion of BGC Holdings founding partner interests) if the termination or bankruptcy occurs prior to the Spin-Off and (y) in all other cases, with us for our Class A common stock.

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

Notwithstanding the foregoing, with respect to BGC Holdings units outstanding as of immediately prior to the separation and Newmark Holdings units issued in the separation in respect of such BGC Holdings units (see “—Amended and Restated Separation and Distribution Agreement—Holdings Partnership Division”), which we refer to “legacy BGC Holdings units” and “legacy Newmark Holdings units,” to the extent that such legacy BGC Holdings units or legacy Newmark Holdings are not exchangeable as of immediately after the separation, the determination of whether to grant an exchange right with respect to such legacy BGC Holdings units and legacy Newmark Holdings units will be made as follows:

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

Notwithstanding the foregoing, prior to the Spin-Off, without the prior consent of BGC Partners, no Newmark Holdings limited partnership interests were exchangeable into our shares of common stock. Prior to the Spin-Off, unless otherwise agreed by BGC Partners, in order for a partner to exchange exchangeable limited partnership interests in BGC Holdings or Newmark Holdings into shares of common stock of BGC Partners, such partner must have exchanged both units of a BGC Holdings exchangeable limited partnership interests together with the ratable portion of the associated units of Newmark Holdings exchangeable limited partnership interests, calculated in accordance with the BGC Holdings limited partnership agreement, in order to receive shares of BGC Partners common stock. Prior to the Spin-Off, to the extent that BGC Partners received any Newmark OpCo units as a result of any such exchange of Newmark Holdings exchangeable limited partnership interests or otherwise (as described below), BGC Partners contributed such Newmark OpCo units to us in exchange for a number of shares of our common stock equal to the exchange ratio, which was initially one-for-one, and is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement and was 0.9558 as of February 28, 2019 (with the class of shares of our common stock corresponding to the class of shares of common stock that BGC Partners issued upon such exchange).

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

With each exchange, our direct and indirect (and, prior to the Spin-Off and as described above, BGC Partners’ indirect) interest in Newmark OpCo will proportionately increase, because immediately following an exchange, Newmark Holdings will redeem the Newmark Holdings unit so acquired for the Newmark OpCo limited partnership interest underlying such Newmark Holdings unit.

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

The Company also provides for exchangeability of certain working partner units without a capital account for other working partner units with a capital account in connection with compensatory arrangements.

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

Any unit of a Newmark Holdings founding partner interests acquired by Cantor, while not exchangeable in the hands of the founding partner absent a determination by Cantor to the contrary, will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement and was 0.9558 as of February 28, 2019. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark Holdings upon exercise of its right to purchase equivalent exchangeable interests.

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

Adjustment to Exchange Ratio

Each unit of an exchangeable Newmark Holdings limited partnership interest will be exchangeable with Newmark for a number of shares of Newmark common stock equal to the exchange ratio. The exchange ratio was initially one, but is subject adjustment as set forth in the Amendment and Restated Separation and Distribution Agreement and was 0.9558 as of February 28, 2019.

For reinvestment, acquisition or other purposes, Newmark may determine to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equityholders (excluding tax distributions from Newmark Holdings) of cash that it receive from Newmark OpCo. In such circumstances, the Amendment and Restated Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes (which we refer to as “reinvestment cash”).

The Amendment and Restated Separation and Distribution Agreement provides that in the event that there shall be any Reinvestment Cash (as defined in the Amended and Restated Separation and Distribution Agreement) in any fiscal quarter, the Exchange Ratio shall be adjusted so that it shall be equal to (i) the number of fully diluted outstanding shares of Newmark common stock (as defined in the Amended and Restated Separation and Distribution Agreement) as of immediately prior to such adjustment, divided by (ii) the sum of (A) the number of fully diluted outstanding shares of Newmark common stock as of immediately prior to such adjustment, plus (B) the Adjustment Factor (as defined below) for such fiscal quarter plus (C) the sum of the aggregate Adjustment Factors for all prior fiscal quarters following the initial public offering of Newmark Class A common stock, where:

•

the Adjustment Factor shall be equal to the Reinvestment Cash divided by the Newmark Current Market Price (as defined in the Amended and Restated Separation and Distribution Agreement) as of the day prior to the date on which the adjustment to the Exchange Ratio is made for such fiscal quarter; provided that

•

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

Reinvestments in Newmark OpCo by Newmark; Co-Investment Rights; Distributions to Holders of Our Common Stock and to Newmark Holdings Limited Partners

In order to maintain our economic interest in Newmark OpCo, the Amended and Restated Separation and Distribution Agreement provides that any net proceeds received by us from any subsequent issuances of our common stock (other than upon exchange of Newmark Holdings exchangeable limited partnership interests) will be, unless otherwise determined by our Board of Directors, contributed to Newmark OpCo in exchange for Newmark OpCo limited partnership interests consisting of a number of Newmark OpCo units that will equal the number of shares of our common stock issued divided by the exchange ratio as of immediately prior to the issuance of such shares.

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

Reinvestments in Newmark OpCo by BGC Partners

Pursuant to the Amended and Restated Separation and Distribution Agreement any net proceeds received by BGC Partners from any subsequent issuances of BGC Partners common stock (other than upon exchange of a combination of BGC Holdings exchangeable limited partnership interests and Newmark Holdings exchangeable limited partnership interests) will be, unless otherwise determined by BGC Partners’ board of directors, contributed to BGC U.S. OpCo, BGC Global OpCo and/or Newmark OpCo in exchange for (1) a BGC U.S. OpCo limited partnership interest consisting of a number of BGC U.S. OpCo units, (2) a BGC Global OpCo limited partnership interest consisting of a number of BGC Global OpCo units, and (3) a Newmark OpCo limited partnership interest consisting of a number of Newmark OpCo units, in each case calculated in accordance with the Amended and Restated Separation and Distribution Agreement. Any such contributions may also be made directly or indirectly into Newmark or Newmark Holdings or through BGC U.S. OpCo, BGC Global OpCo, or Newmark OpCo.

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

Second Amendment and Restatement of Newmark OpCo Limited Partnership Agreement

On June 19, 2018, Newmark OpCo amended and restated its limited partnership agreement in connection with certain transactions described under “Nasdaq Monetization Transaction” below.

Third Amendment and Restatement of Newmark OpCo Limited Partnership Agreement

On September 26, 2018, Newmark OpCo amended and restated its limited partnership agreement in connection with certain transactions described under “Nasdaq Monetization Transaction” below.

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

The transition services agreement has a term of two years following the Spin-Off, starting on the date of the separation. Any particular service provided under the transition services agreement may be cancelled by the receiving party, with at least 90 days’ prior written notice to the providing party, with no effect on the other services. The terminating party will be charged a termination fee equal to the costs incurred by the party providing services as a result of such termination, including any severance or cancellation fees.

BGC Partners is entitled to continued use of hardware and equipment it used prior to the date of the transition services agreement on the terms and conditions provided until two years following the Spin-Off, even in the event we terminate the transition services agreement, although there is no requirement to repair or replace such hardware or equipment.

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

Tax Matters Agreement

On December 13, 2017, BGC Partners, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings and Newmark OpCo entered into a tax matters agreement in connection with the separation that governs the parties’ respective rights, responsibilities and obligations after the separation with respect to taxes (including taxes arising in the ordinary course of business and taxes, if any, incurred as a result of any failure of the Spin-Off and certain related transactions to qualify as tax-free for U.S. federal income tax purposes), tax attributes and tax benefits, the preparation and filing of tax returns, the control of audits and other tax proceedings, tax elections, assistance and cooperation in respect of tax matters, procedures and restrictions relating to the Spin-Off, if any, and certain other tax matters.

In addition, the tax matters agreement imposes certain restrictions on Newmark and its subsidiaries (including restrictions on share issuances, business combinations, sales of assets and similar transactions) that will be designed to preserve the tax-free status of the Spin-Off and certain related transactions. The tax matters agreement provides special rules to allocate tax liabilities in the event the Spin-Off, together with certain related transactions, is not tax-free, as well as any tax liabilities incurred in connection with the separation. In general, under the tax matters agreement, each party is expected to be responsible for any taxes imposed on BGC Partners or Newmark that arise from the failure of the Spin-Off, together with certain related transactions, to qualify as a transaction that is generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) and certain other relevant provisions of the Code, to the extent that the failure to so qualify is attributable to actions, events or transactions relating to such party’s respective stock, assets or business, or a breach of the relevant representations or covenants made by that party in the tax matters agreement.

Tax Receivable Agreement

On December 13, 2017, Cantor and Newmark entered into a tax receivable agreement which is described below.

Certain interests in Newmark Holdings may be exchanged in the future for a number of shares of Newmark Class A common stock or shares of Newmark Class B common stock equal to the exchange ratio (which is currently one, but is subject to adjustments as set forth in the separation and distribution agreement). See above under “—Adjustment to Exchange Ratio.” In addition, prior to the Spin-Off, certain interests in Newmark Holdings may, together with certain interests in BGC Holdings, be exchanged for shares of BGC Partners common stock. Certain of these exchanges may result in increases to our share of the tax basis of the tangible and intangible assets of Newmark OpCo that otherwise would not have been available, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the IRS. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.

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

Registration Rights Agreement

In connection with the separation and distribution, on December 13, 2017, we entered into a registration rights agreement with BGC Partners and Cantor which provided Cantor, BGC Partners and their respective affiliates (prior to the Spin-Off) and Cantor and its affiliates (after the Spin-Off) registration rights with respect to shares of our Class A common stock, including shares issued or to be issued upon exchange of the Newmark Holdings exchangeable limited partnership interests held by Cantor, shares of our Class A common stock issued or issuable in respect of or in exchange for any shares of our Class B common stock and any other shares of our Class A common stock that may be acquired by Cantor, or its respective affiliates. We refer to these shares as “registrable securities,” and we refer to the holders of these registrable securities as “holders.”

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

Leases

We currently occupy concurrent computing centers in Weehawken, New Jersey, Secaucus, New Jersey and Trumbull, Connecticut, maintained by BGC Partners. Under the transition services agreement, we are obligated to BGC Partners for our pro rata portion (based on square footage used) of rental expense during the terms of the leases for such spaces.

Potential Conflicts of Interest and Competition with BGC Partners and Cantor

Various conflicts of interest between and among us, Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of capital stock, sales or distributions of shares of our common stock and the exercise by Cantor of control over our management and affairs.

Cantor, directly through its ownership of shares of our Class A common stock and Class B common stock, will be able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our common stock or other securities. Cantor’s voting power, may also have the effect of delaying or preventing a change of control of us. This control will also be exercised because Cantor is, controlled by CFGM, its managing general partner, and, ultimately, by Mr. Lutnick, who serves as our Chairman. Mr. Lutnick is also the Chairman of the Board of Directors and Chief Executive Officer of BGC Partners and Cantor and the Chairman and Chief Executive Officer of CFGM as well as the trustee of an entity that is the sole shareholder of CFGM.

Conflicts of interest may arise between and among us, Cantor in a number of areas relating to our past and ongoing relationships, including:

•	potential acquisitions and dispositions of businesses;

•	issuance or disposition of securities by us;

•	the election of new or additional directors to our Board of Directors;

•

the payment of dividends by us (if any), distribution of profits by Newmark OpCo and/or Newmark Holdings and repurchases of shares of our common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from, Cantor or our executive officers, other employees, partners and others;

•	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities;

•	intellectual property matters;

•	business combinations involving us;

•	the terms of the separation and distribution agreement and the ancillary agreements we entered into in connection with the separation;

•	the nature, quality and pricing of administrative services and transition services to be provided by BGC Partners or Cantor or their respective affiliates; and

•	potential and existing loan arrangements.

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

In addition, Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own businesses and/or of the relationships that exist between and among Cantor and its other respective affiliates and us. Any future material related-party transaction or arrangement between Cantor and its other respective affiliates and us is subject to the prior approval by our Audit Committee, but generally does not require the separate approval of our stockholders, and if such stockholder approval is required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of our other stockholders. Further, our regulators may require the consolidation, for regulatory purposes, of Cantor and/or its other affiliates and us or require other restructuring of the group. There is no assurance that such consolidation or restructuring would not result in a material expense or disruption to our business.

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

Moreover, the service of officers or partners of Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from Cantor and its respective affiliates, could create conflicts of interest when we and those directors or executive officers are faced with decisions that could have different implications for us and them.

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

Our agreements and other arrangements with BGC Partners and Cantor, including the Amended and Restated Separation and Distribution Agreement, may be amended upon agreement of the parties to those agreements and approval of our Audit Committee. During the time that we are controlled by Cantor, Cantor may be able to require us to agree to amendments to these agreements. We may not be able to resolve any potential conflicts, and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. As a result, the prices charged to or by us for services provided under our agreements with Cantor may be higher or lower than prices that may be charged to or by third parties, and the terms of these agreements may be more or less favorable to us than those we could have negotiated with third parties.

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

Certain Acquisitions and Dispositions of Interests in Our Capital Stock by Cantor

Our Board of Directors has determined that Cantor is a “deputized” director of the Company for purposes of Rule 16b-3 under the Exchange Act with respect to the transactions contemplated by the separation and the Spin-Off. Rule 16b-3 exempts from the short-swing profits liability provisions of Section 16(b) of the Exchange Act certain transactions in an issuer’s securities between the issuer or its majority-owned subsidiaries and its officers and directors if, among other things, the transaction is approved in advance by the issuer’s board of directors or a disinterested committee of the issuer’s board of directors. The Rule 16b-3 exemption extends to any such transactions by an entity beneficially owning more than 10% of a class of an issuer’s equity securities if the entity is a “deputized” director because it has a representative on the issuer’s board of directors. Our Board of Directors’ intent in determining that Cantor is a “deputized” director is that acquisitions or dispositions by Cantor of shares of our common stock or interests in our common stock from or to us or its majority- owned subsidiaries will be eligible for the Rule 16b-3 exemption from the short-swing profits liability provisions of Section 16(b) of the Exchange Act.

Service Agreements

We have received administrative services including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support provided by Cantor and BGC Partners. Where it is possible to specifically attribute such expenses to our activities, these amounts have been expensed directly to us. Direct costs are primarily comprised of rent and equity and other incentive compensation expenses. Allocations of expenses not directly attributable to us are based on a services agreement between BGC Partners and Cantor which reflects the utilization of service provided or benefits received by us, such as headcount, square footage and revenue. For the years ended December 31, 2018 and December 31, 2017, allocated expenses were $26.2 million and $20.8 million, respectively, for these services.

Transactions with Cantor Commercial Real Estate Company, L.P.

We have a referral agreement in place with CCRE, in which our brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, we did not recognize any revenues for the year ended December 31, 2018. We recognized revenues of $0.1 million for the year ended December 31, 2017.

We have an additional revenue-share agreement with CCRE, in which we pay CCRE for referrals for leasing or other services. In connection with this agreement, we did not make any payments under this agreement to CCRE for the years ended December 31, 2018 and 2017.

We also have a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Revenue from these referrals were $2.2 million and $2.1 million for the years ended December 31, 2018 and 2017, respectively. These referrals fees are net of the broker fees and commissions to CCRE of $0.8 million for the years ended December 31, 2018 and 2017, respectively.

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

On March 11, 2015, BPF and CCRE entered into a note receivable/payable that allows for advances to or from CCRE at an interest rate of 1-month LIBOR plus 1.0%. On September 8, 2017, the note receivable/payable was terminated, and all outstanding advances due were paid off. BPF recognized interest income of $0.7 million for the year ended December 31, 2017. BPF recognized interest expense of $2.5 million for the year ended December 31, 2017.

For the years ended December 31, 2018 and 2017, we purchased the primary servicing rights for $1.2 billion of loans originated by CCRE for $2.5 million and 2.1 million, respectively. We also service loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. We recognized $3.8 million for the years ended December 31, 2018 and 2017, respectively, of servicing revenues (excluding interest and placement fees) from loans purchased from CCRE on a “fee for service” basis.

BP Transaction Agreement and Real Estate LP Limited Partnership Agreement

On September 8, 2017, pursuant to a transaction agreement (which we refer to as the “BP transaction agreement”) with Cantor, CCRE, the general partner of CCRE, Real Estate LP and CF Real Estate Holdings GP, LLC, the general partner of Real Estate LP (which we refer to as the “Real Estate LP general partner”), BGC Partners purchased from CCRE all of the outstanding membership interests of Berkeley Point Financial (“Berkeley Point” or “BPF”). The total consideration for the acquisition of Berkeley Point was $875 million, subject to certain adjustments. Concurrently with the acquisition of Berkeley Point, (i) BGC Partners invested $100 million of cash in Real Estate LP for approximately 27% of the capital of Real Estate LP, and (ii) Cantor contributed approximately $267 million of cash for approximately 73% of the capital of Real Estate LP. We refer to these transactions, collectively, as the “BP Transaction.” As part of the separation prior to the completion of the IPO, the BGC group contributed its interests in Berkeley Point and Real Estate LP to Newmark. Newmark accounted for its minority interest in Real Estate LP as an equity investment, and it is not consolidated in Newmark’s financial statements.

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

Also, in connection with the Berkeley Point acquisition and BGC Partners’ investment in Real Estate LP, on September 8, 2017, BGC Partners entered into an unsecured senior revolving credit agreement (which we refer to as the “Revolving Credit Agreement”) with the administrative agent and a syndicate of lenders. See “—Notes Payable, Other and Short-term Borrowings— Converted Term Loan.”

Under the Revolving Credit Agreement, as amended, BGC Partners guaranteed our repayment obligations under the Converted Term Loan. As long as the Converted Term Loan remained unpaid in any portion, we were required to guarantee any draws by BGC Partners under the Revolving Credit Facility. As the Term Loan and the Converted Term Loan have been paid in full, we no longer have obligations as a borrower or as a guarantor under either the Term Loan Credit Agreement or the Revolving Credit Agreement. Upon repayment, no portion of the Term Loan or the Converted Term Loan may be reborrowed by us.

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

Related Party Receivables and Payables

On December 13, 2017, in connection with the separation and distribution agreement, Newmark OpCo assumed from BGC OpCo certain obligations owed to BGC Partners, including pursuant to the 2042 Promissory Note and the 2019 Promissory Note. As of June 30, 2018, these amounts were included in “long term debt payable to related parties” on our consolidated balance sheet.

On December 13, 2017, in connection with the separation and distribution agreement, BGC entered into an unsecured senior credit agreement with Newmark, as amended, restated, supplemented or otherwise modified from time to time (the “Intercompany Credit Agreement”). The Intercompany Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion and matures on December 13, 2018 (the “Intercompany Facility”). The interest rate on the Intercompany Facility is the higher of BGC’s or Newmark’s short term borrowing rate in effect at such time plus 100 basis points. The interest rate as of June 30, 2018 was 5.31%. As of June 30, 2018, the amount outstanding under the Intercompany Facility was $270.0 million and is included in “current portion of payables to related parties” on the consolidated balance sheet. We recorded interest expense of $2.7 million and $3.6 million for the three and six months ended June 30, 2018, which is included in “Interest income, net” in our unaudited condensed consolidated statement of operations.

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

Investment Agreement

On March 7, 2018, BGC, including through its operating subsidiary BGC U.S. OpCo, purchased 16,606,726 newly issued exchangeable limited partnership units (the “Units”) of Newmark Holdings for approximately $242.0 million (the “Investment”). The price per Unit was based on the $14.57 closing price of Newmark’s Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These newly-issued Units are exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock, par value $0.01 per share, of Newmark.

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

BGC and BGC U.S. OpCo funded the Investment using the proceeds of BGC’s Controlled Equity Offering Class A common stock sales program pursuant to the Sales Agreement dated April 1, 2017 between BGC. and CF&Co. with respect to 20,000,000 shares of Class A common stock (the “2017 Sales Agreement”). Since December 19, 2017, BGC has sold an aggregate of 19.4 million newly-issued Class A common shares under the 2017 Sales Agreement for net proceeds of $270.9 million. Approximately $242.0 million of gross proceeds were used to make the Investment. The remaining funds were used to repurchase shares of BGC’s Class A common stock and to purchase or redeem limited partnership interests of BGC Holdings and limited partnership interests of Newmark Holdings. All of the shares under the 2017 Sales Agreement have been sold as of the date hereof.

Notes Payable, Other and Short-term Borrowings

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

Term Loan

In connection with the Berkeley Point Acquisition and BGC Partners’ investment in Real Estate LP, on September 8, 2017, BGC Partners entered into a committed unsecured senior term loan credit agreement (which we refer to as the “Term Loan Credit Agreement”) with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The Term Loan Credit Agreement provides for a term loan of up to $575.0 million (which we refer to as the “Term Loan”). During the year ended December 31, 2017, in connection with the Term Loan, BGC Partners lent the proceeds of the Term Loan to BGC U.S. OpCo, and BGC U.S. OpCo issued a promissory note with an aggregate principal amount of $575.0 million to BGC Partners (which we refer to as the “Intercompany Term Loan Note”). Pursuant to the terms of the Intercompany Term Loan Note, all of the rights and obligations of BGC Partners under the Intercompany Term Loan Note were the same as the rights and obligations of the lenders with respect to payment under the Term Loan, and all of the rights and obligations of BGC U.S. OpCo under the Intercompany Term Loan Note were the same as the rights and obligations of BGC Partners with respect to payment under the Term Loan. On November 22, 2017, Newmark entered into an amendment to the Term Loan Credit Agreement (which we refer to as the “Term Loan Amendment”), pursuant to which, in connection with the Separation and prior to the closing of the IPO, we assumed the obligations of BGC Partners under the Term Loan. In connection with our assumption of BGC Partners’ rights and obligations under the Term Loan, BGC Partners assigned to us, and we assumed, all of BGC Partners’ rights and obligations under the Intercompany Term Loan Note and, pursuant to the separation, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the Intercompany Term Loan Note. During the year ended December 31, 2018 and prior to the Spin-Off, the Term Loan was repaid in full.

2019 Promissory Note

On December 9, 2014, BGC issued an aggregate of $300.0 million principal amount of its 5.375% Senior Notes due 2019 (the “5.375% BGC Senior Notes”). In connection with the issuance of the 5.375% BGC Senior Notes, BGC lent the proceeds of the 5.375% BGC Senior Notes to BGC U.S. OpCo, and BGC U.S. OpCo issued an amended and restated promissory note, effective as of December 9, 2014, with an aggregate principal amount of $300.0 million payable to BGC (the “2019 Promissory Note”). In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2019 Promissory Note. On November 23, 2018. Newmark repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note, primarily using proceeds from the sale of the 6.125% Senior Notes.

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

6.125% Senior Notes due 2023

On November 6, 2018, we issued an aggregate of $550.0 million principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). In connection with this issuance of 6.125% Senior Notes, we recorded approximately $0.8 million in underwriting fees payable to CF&Co and $0.1 to CastleOak Securities, L.P.

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

On March 28, 2019, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 6.125% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. BGC does not receive any proceeds from market making-making activities in these securities by CF&O. (or any of its affiliates).

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

Cantor Credit Agreement

On November 30, 2018 the Company entered into an unsecured credit agreement with Cantor (the “Cantor Credit Agreement”). The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or the Company’s short-term borrowing rate then in effect, plus 1.0%. As of December 31, 2018, there were no borrowings outstanding under the new unsecured senior revolving credit agreement.

Nasdaq Monetization Transaction

On June 18, 2018 and September 26, 2018, we entered into certain transactions related to the monetization of certain shares of Nasdaq, Inc. (“Nasdaq”) common stock we expect to receive in 2019, 2020, 2021 and 2022. Newmark OpCo, issued approximately $175 million and $150 million of exchangeable preferred limited partnership units (“EPUs”), respectively, in private transactions to the Royal Banks of Canada (“RBC”) (the “Newmark OpCo Preferred Investment”). Newmark received $152.9 million and $113.2 million of cash in the second and third quarter, respectively, of 2018 with respect to these transactions. The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in Noncontrolling interests on the consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through Retained Earnings on the consolidated statements of changes in equity and are reductions to Net income (loss) available to common stockholders for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the newly formed special purpose vehicle entities (the “SPVs”) that are consolidated subsidiaries of Newmark, entered into four variable postpaid forward contracts with RBC (together, the “RBC Forwards”). The SPVs are indirect subsidiaries of Newmark whose sole asset is the Nasdaq share Earn-Outs for 2019 through 2022.The RBC Forwards provide the option to both Newmark and RBC for RBC to receive up to 992,247 shares of Nasdaq common stock, received by Newmark pursuant to the Nasdaq earn-out, in each of the fourth quarters of 2019 through 2022 in exchange for either cash or redemption of the EPUs, solely at Newmark’s option. The Nasdaq Earn-Out is related to BGC’s sale of its electronic benchmark U.S. Treasury platform (“eSpeed”) business to Nasdaq, Inc. (“Nasdaq”) on June 28, 2013. The purchase consideration consisted of $750.0 million in cash paid upon closing, plus an expected payment of up to 14.9 million shares of Nasdaq common stock to be paid ratably over 15 years beginning in 2013, assuming that Nasdaq, as a whole, generates at least $25.0 million in gross revenues each of these years. In connection with the separation of Newmark from BGC, during the third quarter of 2017 BGC transferred to Newmark the right to receive the remainder of the Nasdaq Earn-out payments.

Cantor Employees Transferred to Newmark

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

Financial Advisor Agreement

In November 2018, the Audit Committee authorized Newmark to enter into an engagement agreement with Cantor Fitzgerald & Co. and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions as requested by Newmark on behalf of its affiliates from time to time on specified terms, conditions and fees.

GSE Loan to Cantor

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

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young, LLP (“Ernst & Young”) during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Audit fees	$2,647,196	$3,062,508
Audit-related fees	223,480	170,000
Tax fees	—	—
All other fees	—	—

Total	$2,870,676	$3,232,508

Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and internal control over financial reporting, including audit fees for the Company’s employee benefit plan. Audit related fees includes fees for registration statements. “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the other categories.

PRE-APPROVAL POLICIES AND PROCEDURES

During 2018, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2018. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2018 and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services (including the fees and other terms thereof) to be performed for us by Ernst  & Young, as set forth in the Audit Committee Charter.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Title

1.1	Underwriting Agreement, dated as of December 14, 2017, by and among Newmark Group, Inc. and Goldman Sachs & Co. LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Cantor Fitzgerald & Co. as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

2.1	Separation and Distribution Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)**

2.2	Amendment No. 1, dated November 8, 2018, to the Separation and Distribution Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P., Newmark Partners, L.P., Cantor Fitzgerald, L.P., and BGC Global Holdings, L.P. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 10-Q filed by BGC Partners, Inc. with the SEC on November 8, 2018)**

2.3	Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)**

3.1	Amended and Restated Certificate of Incorporation of Newmark Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

3.2	Amended and Restated Bylaws of Newmark Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

4.1	Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

4.2	First Supplemental Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

4.3	Form of Newmark Group, Inc. 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.1	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.2	Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.3	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018 (incorporated by reference as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

Exhibit Number	Exhibit Title

10.4	Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.5	Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.6	Second Amended and Restated Agreement of Limited Partnership of BGC Holdings, L.P., dated as of December 13, 2017 (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.7	Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.8	Administrative Services Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.9	Transition Services Agreement, dated as of December 13, 2017, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.10	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.11	Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.12	Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.13	Term Loan Credit Agreement, dated as of September 8, 2017, by and among BGC Partners, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as lenders, and Bank of America N.A., as Administrative Agent (incorporated by reference as Exhibit 10.3 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.14	Amendment, dated November 22, 2017, to the Term Loan Credit Agreement, dated September 8, 2017, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.2 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on November 28, 2017)

10.15	Revolving Credit Agreement, dated as of September 8, 2017, by and among BGC Partners, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as lenders, and Bank of America N.A., as Administrative Agent (incorporated by reference as Exhibit 10.2 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on September 8, 2017)

10.16	Amendment, dated November 22, 2017, to the Revolving Credit Agreement, dated September 8, 2017, by and among BGC Partners, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 28, 2017)

10.17	Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to the 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.1 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

Exhibit Number	Exhibit Title

10.18	First Supplemental Indenture, dated as of June 26, 2012, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee, relating to 8.125% Senior Notes due 2042 (incorporated by reference to Exhibit 4.2 to BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on June 27, 2012)

10.19	Amended and Restated Promissory Note of BGC Partners, L.P., effective as of June 26, 2012 (incorporated by reference to Exhibit 10.23 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)

10.20	Second Supplemental Indenture, dated December 9, 2014, between BGC Partners, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the BGC Partners, Inc.’s Current Report on Form 8-K filed with the SEC on December 10, 2014)

10.21	Amended and Restated Promissory Note of BGC Partners, L.P., effective as of December 9, 2014 (incorporated by reference to Exhibit 10.25 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)

10.22	Change of Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.23	Employment Agreement, dated as of December 1, 2017, by and between Newmark Partners, L.P. and Barry M. Gosin (incorporated by reference to Exhibit 10.13 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.24	Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.25	Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and Newmark Holdings, L.P. (incorporated by reference to Exhibit 10.28 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.26	Newmark Group, Inc. Long-Term Incentive Plan (incorporated by reference as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.27	Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.28	Newmark Holdings, L.P. Participation Plan (incorporated by reference as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.29	Investment Agreement, dated as of March 6, 2018, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P., and Newmark Partners, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2018)

10.30	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.31	Variable Postpaid Forward Transaction Confirmation Agreement by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.32	Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.33	Variable Postpaid Forward Transaction Supplemental Confirmation Agreements by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

Exhibit Number	Exhibit Title

10.34	2018-2 Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on From 8-K filed with the SEC on September 28, 2018)

10.35	Registration Rights Agreement, dated as of November 6, 2018, between Newmark Group, Inc. and the parties named therein (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.36	Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.37	Intercompany Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P.(incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

21.1	List of subsidiaries of Newmark Group, Inc. (included as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019)

23.1	Consent of Ernst & Young LLP (included as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019)

23.2	Consent of KPMG LLP (included as Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019)

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019)

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019)

31.3	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (included as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

101	The following materials from Newmark Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2018 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2019.

Newmark Group, Inc.

By:	/s/ HOWARD W. LUTNICK

Name:	Howard W. Lutnick
Title:	Chairman