Form 10-Q
period 2019-03-31
NEWMARK GROUP, INC.
filed 2019-05-10
CIK 1690680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Numbers: 001-38329

NEWMARK GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	81-4467492
(State or other Jurisdiction of Incorporation or Organization) 125 Park Avenue New York, New York (Address of principal executive offices)	(I.R.S. Employer Identification Number) 10017 (Zip Code)

Registrant’s telephone number, including area code: (212) 372-2000

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	NMRK	NASDAQ Global Select Market

As of May 6, 2019, the registrant had 157,306,914 shares of Class A common stock, $0.01 par value per share, and 21,285,533 shares of Class B common stock, $0.01 par value per share, outstanding.

NEWMARK GROUP, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to as the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the “Exchange Act.” Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements.

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•

our relationship and transactions with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, our structure, including Newmark Holdings, L.P. (“Newmark Holdings”), which is owned by us, Cantor, and our employee partners and our operating partnership, which is owned jointly by us and Newmark Holdings and which we refer to as “Newmark OpCo,” any related transactions, conflicts of interest, or litigation, any loans to or from us or Cantor, Newmark Holdings or Newmark OpCo, including the balances and interest rates thereof from time to time, competition for and retention of brokers and other managers and key employees;

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

•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the nature, timing and consequences of the United Kingdom (“U.K.”)’s exit from the European Union (“EU”) following the referendum, withdrawal process, proposed transition period and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries, political and labor unrest in France, the impact of U.S. government shutdowns, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•

the effect on our business, our clients, the markets in which we operate, and the economy in general of recent changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in Mexico, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies and impasses;

•

the effect on our business of changes in interest rates, worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

•

extensive regulation of our business and clients, changes in regulations relating to commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to our taking actions to ensure that we and Newmark Holdings are not deemed investment companies under the Investment Company Act of 1940 (the “Investment Company Act”);

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

•

certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage and the need for short- or long-term borrowings, including from Cantor, the ability of us to refinance our indebtedness, or other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support our ongoing business needs on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in our credit ratings and the associated outlooks and increased borrowing costs, including as a result of the Berkeley Point Acquisition (defined below), as well as interest rate and foreign currency exchange rate fluctuations;

•

risks associated with the temporary or longer-term investment of our available cash, including in Newmark OpCo, including defaults or impairments on our investments, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, Newmark OpCo or others;

•	our ability to enter new markets or develop new products or services and to induce customers to use these products or services and to secure and maintain market share;

•

the impact of the Spin-Off and related transactions, our ability to enter into marketing and strategic alliances, and business combinations or other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on our other businesses and our financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;

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
•

our ability to identify and remediate any material weaknesses in our internal controls that could affect our ability to properly maintain books and records, prepare financial statements and reports in a timely manner, control our policies, practices and procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses and brokers, salespeople, managers and other professionals;

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

•

our ability to meet expectations with respect to payment of dividends and repurchases of our common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including Newmark OpCo, including from Cantor or our executive officers, other employees, partners and others and the effect on the market for and trading price of our Class A common stock as a result of any such transactions;

•

the fact that the prices at which shares of our Class A common stock are sold in offerings or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•

the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including offerings of our Class A common stock and convertible or exchangeable securities, our repurchases of shares of our Class A common stock and purchases of Newmark Holdings limited partnership interests or other equity interests in us or in our subsidiaries, any exchanges by Cantor of shares of our Class A common stock for shares of our Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in corporate or partnership restructurings, our payment of dividends on our Class A common stock and distributions on limited partnership interests of Newmark Holdings and Newmark OpCo, convertible arbitrage, hedging, and other transactions engaged in by holders of our outstanding debt or other securities, share sales and stock pledge, stock loan, and other financing transactions by holders of our shares or units (including by Cantor executive officers, partners, employees or others), including of shares acquired pursuant to our employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of our Class B common stock and our other convertible securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares; and

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(unaudited)

	March 31, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$72,527	$122,475
Restricted cash and cash equivalents	65,306	64,931
Marketable securities	43,745	48,942
Loans held for sale, at fair value	873,021	990,864
Receivables, net	445,941	451,605
Receivables from related parties	—	20,498
Other current assets (see Note 19)	51,527	57,739
Total current assets	1,552,067	1,757,054
Goodwill	515,326	515,321
Mortgage servicing rights, net	406,960	411,809
Loans, forgivable loans and other receivables from employees and partners, net	312,985	285,532
Fixed assets, net	81,845	78,805
Other intangible assets, net	34,485	35,769
Other assets (see Note 19)	549,530	369,867
Total assets	$3,453,198	$3,454,157
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$859,746	$972,387
Accrued compensation	288,804	366,506
Current portion of accounts payable, accrued expenses and other liabilities (see Note 29)	302,191	312,239
Securities loaned	43,745	—
Current portion of payables to related parties	29,273	13,507
Total current liabilities	1,523,759	1,664,639
Long-term debt	538,626	537,926
Other long-term liabilities (see Note 29)	343,431	168,623
Total liabilities	2,405,816	2,371,188
Commitments and contingencies (see Note 31)
Redeemable partnership interests	26,584	26,170
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000 shares authorized; 157,473 and 156,966 shares issued at March 31, 2019 and December 31, 2018, respectively, and 157,423 and 156,916 shares outstanding at March 31, 2019 and December 31, 2018, respectively	1,574	1,570
Class B common stock, par value of $0.01 per share: 500,000 shares authorized; 21,285 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	212	212
Additional paid-in capital	284,054	285,071
Retained earnings	275,589	277,952
Contingent Class A common stock	3,141	3,250
Treasury stock at cost: 50 shares of Class A common stock at March 31, 2019 and December 31, 2018	(486)	(486)
Total stockholders’ equity	564,084	567,569
Noncontrolling interests	456,714	489,230
Total equity	1,020,798	1,056,799
Total liabilities, redeemable partnership interest, and equity	$3,453,198	$3,454,157

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Commissions	$275,268	$260,735
Gains from mortgage banking activities/originations, net	31,346	38,914
Management services, servicing fees and other	141,042	130,811
Total revenues	447,656	430,460
Expenses:
Compensation and employee benefits	263,353	261,088
Equity-based compensation and allocations of net income to limited partnership units and FPUs	13,871	17,416
Total compensation and employee benefits	277,224	278,504
Operating, administrative and other	87,893	75,427
Fees to related parties	6,725	6,894
Depreciation and amortization	28,304	22,513
Total operating expenses	400,146	383,338
Other income, net:
Other income (loss)	(9,718)	5,707
Total other income (loss), net	(9,718)	5,707
Income from operations	37,792	52,829
Interest expense, net	(7,699)	(13,409)
Income before income taxes and noncontrolling interests	30,093	39,420
Provision for income taxes	6,687	6,933
Consolidated net income	23,406	32,487
Less: Net income attributable to noncontrolling interests	6,502	12,490
Net income available to common stockholders	$16,904	$19,997
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$13,680	$19,997
Basic earnings per share	$0.08	$0.13
Basic weighted-average shares of common stock outstanding	178,611	155,694
Fully diluted earnings per share
Net income for fully diluted shares	$21,968	$30,286
Fully diluted earnings per share	$0.08	$0.12
Fully diluted weighted-average shares of common stock outstanding	269,057	246,834

(1) In accordance with ASC 260, includes a reduction for dividends on preferred stock or units in the amount of $3.2 million for the three months ended March 31, 2019.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Consolidated net income	$23,406	$32,487
Comprehensive income, net of tax	23,406	32,487
Less: Comprehensive income attributable to noncontrolling interests, net of tax	6,502	12,490
Comprehensive income available to common stockholders	$16,904	$19,997

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)

(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total
Balance, January 1, 2018	$1,386	$158	$59,374	$—	$—	$199,492	$(38,092)	$222,318
Consolidated net income	—	—	—	—	—	19,997	12,490	32,487
Cumulative effect of revenue standard adoption	—	—	—	—	—	16,463	2,342	18,805
Distributions	—	—	—	—	—	—	(100)	(100)
BGC's purchase of 16,606,726 exchangeable limited partnership units in Newmark Holdings	—	—	—	—	—	—	241,960	241,960
Grant of exchangeability and redemption of limited partnership interests	—	—	—	—	—	—	19,869	19,869
Allocation of net income to redeemable partnership interests	—	—	—	—	—	—	(1,009)	(1,009)
Equity-based compensation and related issuance of (Class A common stock 327,746 shares)	3	—	(4,900)	—	—	—	—	(4,897)
Other	—	—	—	—	—	2,144	—	2,144
Balance, March 31, 2018	$1,389	$158	$54,474	$—	$—	$238,096	$237,460	$531,577

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total
Balance, January 1, 2019	$1,570	$212	$285,071	$3,250	$(486)	$277,952	$489,230	$1,056,799
Consolidated net income	—	—	—	—	—	16,904	6,502	23,406
Dividends to common stockholders	—	—	—	—	—	(16,043)	—	(16,043)
Preferred dividend on exchangeable preferred partnership units	—	—	—	—	—	(3,224)	3,224	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(27,280)	(27,280)
Grant of exchangeability, redemption and issuance of 498,129 shares	4	—	(572)	—	—	—	(14,962)	(15,530)
Issuance of Class A common stock, 8,451 shares	—	—	109	(109)	—	—	—	—
Other	—	—	(554)	—	—	—	—	(554)
Balance, March 31, 2019	$1,574	$212	$284,054	$3,141	$(486)	$275,589	$456,714	$1,020,798

	For the Three Months Ended March 31,
	2019	2018
Dividends declared per share of common stock	$0.10	$0.09
Dividends paid per share of common stock	$0.09	N/A

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$23,406	$32,487
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on originated mortgage servicing rights	(17,254)	(6,389)
Depreciation and amortization	28,304	22,513
Equity-based compensation and allocation of net income to limited partnership units and FPUs	13,871	17,416
Employee loan amortization	7,437	6,009
Change in fair value of contingent consideration	193	134
Unrealized gains on loans held for sale	(13,276)	(15,126)
Income from an equity method investment	—	(3,176)
Provision for uncollectible accounts	956	1,140
Realized (gain) loss on marketable securities	51	(2,400)
Unrealized gains on marketable securities	(3,960)	(796)
Valuation of derivative asset	13,329	—
Loan originations—loans held for sale	(1,554,443)	(1,410,690)
Loan sales—loans held for sale	1,685,561	822,811
Other	1,167	255
Consolidated net income (loss), adjusted for non-cash and non-operating items	185,342	(535,812)
Changes in operating assets and liabilities:
Receivables, net	4,709	(19,374)
Loans, forgivable loans and other receivables from employees and partners	(39,995)	(24,583)
Other assets	(18,602)	(14,063)
Accrued compensation	(62,051)	(26,676)
Accounts payable, accrued expenses and other liabilities	(29,970)	30,114
Net cash provided by (used in) operating activities	39,433	(590,394)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of marketable securities	9,106	52,196
Investment in cost method investments	—	(7,500)
Purchases of fixed assets	(5,936)	(1,714)
Purchase of mortgage servicing rights	(298)	(509)
Net cash provided by investing activities	2,872	42,473
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	1,554,443	1,410,690
Principal payments on warehouse facilities	(1,667,084)	(820,651)
Proceeds from BGC's purchase of exchangeable limited partnership units in Newmark Holdings	—	241,960
Payments to related parties	—	(13,000)
Borrowings from related parties	—	177,016
Settlement of pre-Spin-Off related party receivables	27,044	—
Fees relating to the IPO	—	(8,870)
Repayment of debt	(50,000)	(270,710)
Borrowings of debt	50,000	—
Securities loaned	43,745	(49,001)
Earnings distributions to limited partnership interests and noncontrolling interests	(33,951)	(100)
Distributions to stockholders	(16,043)	—
Payments on acquisition earn-outs	—	(758)
Payment of deferred financing costs	(32)	(16)
Net cash (used in) provided by financing activities	(91,878)	666,560
Net increase (decrease) in cash and cash equivalents and restricted cash	(49,573)	118,639
Cash and cash equivalents and restricted cash at beginning of period	187,406	173,374
Cash and cash equivalents and restricted cash at end of period	$137,833	$292,013

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$288	$12,922
Taxes	$59,279	$19

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

Newmark was formed through BGC Partners, Inc.’s (“BGC Partners” or “BGC”) purchase of Newmark & Company Real Estate, Inc. and certain of its affiliates in 2011. A majority of the voting power of BGC Partners is held by Cantor Fitzgerald, L.P. (“CFLP” or “Cantor”), including Cantor Fitzgerald & Co (“CF&Co”). Subsequent to the Spin-Off, as defined below, the majority of the voting power of Newmark is held by Cantor.

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

See Note 1 – Organization and Basis of Presentation to our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K as of December 31, 2018, for further information regarding the transactions related to the IPO and Spin-Off of Newmark. A summary of the key transactions is provided below.

Acquisition of Berkeley Point and Investment in Real Estate LP

On September 8, 2017, BGC acquired, from Cantor Commercial Real Estate Company, LP (“CCRE”), 100% of the equity of Berkeley Point Financial LLC (the “Berkeley Point Acquisition”). Berkeley Point Financial LLC (“Berkeley Point” or “BPF”) is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans. On December 13, 2017, in connection with the Separation from BGC, the assets and liabilities of Berkeley Point were transferred to Newmark (See Note 27 – Related Party Transactions).

Concurrently with the Berkeley Point Acquisition, on September 8, 2017 Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate-related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment are available. As of March 31, 2019, Newmark’s investment in Real Estate LP was accounted for under the equity method.

Separation and Distribution Agreement and IPO

On December 13, 2017, prior to the closing of Newmark’s initial public offering (“IPO”), BGC, BGC Holdings, BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (the “Original Separation and Distribution Agreement”). The Original Separation and Distribution Agreement set forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•the principal corporate transactions pursuant to which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group (defined below), the “BGC Group”) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark Group”) the assets and liabilities of the BGC Group relating to BGC’s Real Estate Services business, including BGC’s interests in both BPF and Real Estate LP (the “Separation”);

•the proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings;

•the IPO;

•the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below; and

•the pro rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock, which distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes.

Initial Public Offering

On December 15, 2017, Newmark announced the pricing of the IPO of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK” (See Note 27 – Related Party Transactions for additional information). In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark Class A common stock from Newmark at the IPO price, less underwriting discounts and commission.

Debt

In connection with the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes and the 2019 Promissory Note in relation to the 5.375% Senior Notes. Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan. Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan as of November 6, 2018. In addition, on March 19, 2018, BGC loaned Newmark $150.0 million under the “Intercompany Credit Agreement” on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid as of November 7, 2018 (See Note 22 — Long-term Debt for defined terms and more information on Newmark’s long-term debt).

BGC’s Investment in Newmark Holdings

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings L.P. for approximately $242.0 million (the “Investment in Newmark in Newmark Holdings”) (See Note 27 – Related Party Transactions for additional information).

Nasdaq Monetization Transactions

On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq. The total consideration received in the transaction included $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017 (See Note 7 – Marketable Securities for additional information).

Exchangeable Preferred Partnership Units and Forward Contracts

On June 18, 2018 and September 26, 2018, Newmark’s principal operating subsidiary, Newmark OpCo, issued approximately $175.0 million and $150.0 million of exchangeable partnership units (“EPUs”), respectively, in private transactions to the Royal Bank of Canada (“RBC”) (the “Newmark OpCo Preferred Investment”). Newmark received $152.9 million and $113.2 million of cash in the second and third quarter, respectively, of 2018 with respect to these transactions. The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in Noncontrolling interests on the unaudited condensed consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through Retained Earnings on the unaudited condensed consolidated statements of changes in equity and are reductions to Net income (loss) available to common stockholders for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the newly formed special purpose vehicle entities (the “SPVs”) that are consolidated subsidiaries of Newmark, entered into four variable postpaid forward contracts with RBC (together, the "RBC Forwards"). The SPVs are indirect subsidiaries of Newmark whose sole asset is the Nasdaq share Earn-Outs for 2019 through 2022.The RBC Forwards provide the option to both Newmark and RBC for RBC to receive up to 992,247 shares of Nasdaq common stock, received by Newmark pursuant to the Nasdaq earn-out (See Note 7 — Marketable Securities), in each of the fourth quarters of 2019 through 2022 in exchange for either cash or redemption of the EPUs, solely at Newmark’s option.

The Spin-Off

On November 30, 2018, BGC completed the Spin-Off to its stockholders of all of the shares of Newmark’s common stock owned by BGC as of immediately prior to the effective time of the Spin-Off, with shares of Newmark’s Class A common stock distributed to the holders of shares of BGC’s Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on (the Record Date, and shares of Newmark’s Class B common stock distributed to the holders of shares of BGC’s Class B common stock (consisting of Cantor and CFGM) of record as of the close of business on the Record Date. Based on the number of shares of BGC common stock outstanding as of the close of business on the Record Date, BGC’s stockholders as of the Record Date received in the Distribution 0.463895 of a share of Newmark Class A common stock for each share of BGC Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Class B common stock held as of the Record Date. BGC Partners stockholders received cash in lieu of any fraction of a share of Newmark common stock that they otherwise would have received in the Distribution.

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

In the aggregate, BGC distributed 131,886,409 shares of Newmark’s Class A common stock and 21,285,537 shares of our Newmark’s Class B common stock to BGC’s stockholders in the Distribution. These shares of our Newmark’s common stock collectively represented approximately 94% of the total voting power of our outstanding common stock and approximately 87% of the total economics of Newmark outstanding common stock in each case as of the Distribution Date.

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, L.P. (“BGC Holdings”), to distribute pro rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of March 31, 2019, the exchange ratio was 0.9558 shares of Newmark common stock per Newmark Holdings unit.

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be Newmark’s controlling stockholder, and BGC and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in it or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Distribution and the BGC Holdings distribution.

(a)Basis of Presentation

Newmark’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The Newmark unaudited condensed consolidated financial statements were prepared on a stand-alone basis derived from the financial statements and accounting records of BGC. During the year ended December 31, 2018, Newmark changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” to “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in Newmark’s consolidated statement of operations. For the three months ended March 31, 2019 Newmark changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in Newmark’s condensed consolidated statements of operations. The change resulted in the reclassification of amortization charges related to equity-based awards such as REUs and RSUs from “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs”.

“Equity-based compensation and allocations of net income to limited partnership units and FPUs” reflect the following items:

•

Charges with respect to grants of exchangeability, which reflect the right of holders of limited partnership units with no capital accounts, such as LPUs and PSUs, to exchange these units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as cash paid with respect to taxes withheld or expected to be owed by the unit holder upon such exchange. The withholding taxes related to the exchange of certain non-exchangeable units without a capital account into either common shares or units with a capital account may be funded by the redemption of preferred units such as PPSUs.

•

Charges with respect to preferred unit redemption. Any preferred units would not be included in Newmark’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain limited partnership units that may be granted exchangeability at ratios designed to cover any withholding taxes expected to be paid by the unit holder upon exchange. This is an alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.

•

Equity-based compensation charges with respect to the grant of an offsetting amount of common stock or partnership units with capital accounts in connection with the redemption of non-exchangeable units, including PSUs and LPUs.

•	Charges related to amortization of RSUs and limited partnership units.
•	Charges related to grants of equity awards, including common stock and partnership units with capital accounts.
•	Allocations of net income to limited partnership units and FPUs. Such allocations represent the pro-rata portion of post-tax GAAP earnings available to such unit holders.

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

Intercompany balances and transactions within Newmark have been eliminated. Transactions between Cantor or BGC and Newmark pursuant to service agreements between Cantor and BGC (See Note 27 — Related Party Transactions), representing valid receivables and liabilities of Newmark, which are periodically cash settled, have been included in the unaudited condensed consolidated financial statements as either receivables to or payables from related parties.

Newmark receives administrative services to support its operations, and in return, Cantor and/or BGC allocate certain of their expenses to Newmark. Such expenses represent costs related, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor and/or BGC overhead costs, are included as expenses in the unaudited condensed consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on a services agreement between Cantor and/or BGC which reflects the utilization of service provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor and/or BGC. Actual costs that would have been incurred if Newmark had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure (See Note 27 — Related Party Transactions for an additional discussion of expense allocations).

Transfers of cash, both to and from Cantor and/or BGC, are included in “Current portion of payables to related parties” on the unaudited condensed consolidated balance sheets and as part of the change in payments to and borrowings from related parties in the financing section within the accompanying unaudited condensed consolidated statements of cash flows.

The income tax provision in the unaudited condensed consolidated statements of operations and comprehensive income has been calculated as if Newmark was operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which it operates. Newmark’s operations have historically been included in the BGC U.S. federal and state tax returns or separate non-U.S. jurisdictions tax returns. As Newmark operations in many jurisdictions were unincorporated commercial units of BGC and its subsidiaries, stand-alone tax returns have not been filed for the operations in these jurisdictions.

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

(b)	Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. Newmark adopted the standard as of its effective date of January 1, 2018 and recognized an increase in assets, liabilities, beginning retained earnings and noncontrolling interests of $64.4 million, $45.6 million, $16.5 million and $2.3 million, respectively, as the cumulative effect of adoption of this accounting change. The impact of adoption is primarily related to Newmark’s brokerage revenues from leasing commissions where revenue recognition was previously deferred when future contingencies exist under the previous revenue recognition guidance. The adoption of the new revenue recognition guidance accelerated these commission revenues that were based, in part, on future contingent events. For example, a portion of certain brokerage revenues from leasing commissions were deferred until a future contingency was resolved (e.g., tenant move-in or payment of first month’s rent). Under the new revenue recognition model, Newmark’s performance obligation will be typically satisfied at lease signing, and, therefore, the portion of the commission that is contingent on a future event will likely be recognized earlier, if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Further, Newmark previously presented expenses incurred on behalf of customers for certain management services subject to reimbursement on a net basis within expenses. Under the new revenue recognition model, Newmark concluded that it controls the services provided by a third-party on behalf of customers and, therefore, acts as a principal under those contracts. As a result, for these service contracts Newmark will present expenses incurred on behalf of customers along with corresponding reimbursement revenue on a gross basis in Newmark’s unaudited condensed consolidated statements of operations, with no impact on net income available to common stockholders.

Newmark elected to adopt the new guidance using a modified retrospective approach applied to contracts that were not completed as of January 1, 2018. Accordingly, the new revenue standard is applied prospectively in Newmark’s financial statements from January 1, 2018 onward.

The new revenue recognition guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result did not have an impact on the elements of Newmark’s unaudited condensed consolidated statements of operations most closely associated with financial instruments, including Gains from mortgage banking activities/origination, net, and Servicing fees.

There was no significant impact as a result of applying the new revenue standard to Newmark’s unaudited condensed consolidated financial statements for the three months ended March 31, 2018, except as it relates to the revenue recognition of certain brokerage revenues from leasing commissions that were based, in part, on future contingent events and the presentation of expenses incurred on behalf of customers for certain management services subject to reimbursement (See Note 3 — Summary of Significant Accounting Policies and Note 13 — Revenues from Contracts with Customers).

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP. Further, ASU 2018-11 contains a practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. Newmark adopted the standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method, financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The new guidance provides a number of optional practical expedients to be utilized by lessees upon transition. Accordingly, Newmark elected the “package of practical expedients,” which permitted Newmark not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Newmark did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to Newmark. The new standard also provides practical expedients for an entity’s ongoing accounting as a lessee. Newmark elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, Newmark will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets upon transition. Newmark also elected the practical expedient to not separate lease and non-lease components for all leases other than leases of real estate.  As a result upon adoption, acting primarily as a lessee, Newmark recognized an approximately $178.8 million ROU asset and an approximately $226.7 million ROU liability on its unaudited condensed consolidated balance sheets for its real estate operating leases. The adoption of the new guidance did not have a significant impact on Newmark’s unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of changes in equity and unaudited condensed consolidated statements of cash flows (See Note 18 — Leases for additional information on Newmark’s leasing arrangements).

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard became effective beginning January 1, 2019 on a prospective basis and modified retrospective basis. In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Based on concerns about the sustainability of LIBOR, in 2017, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York identified a broad Treasury repurchase agreement (repo) financing rate referred to as the SOFR as its preferred alternative reference rate. The guidance in ASU No. 2018-16 adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The amendments in this ASU are required to be adopted concurrently with the guidance in ASU No. 2017-12. As Newmark currently does not designate any derivative contracts as hedges for accounting purposes, the adoption of this new guidance did not have an impact on Newmark’s unaudited condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 by providing an option to reclassify these stranded tax effects to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new standard will become effective beginning January 1, 2019, with early adoption permitted. Newmark adopted the new standard on its required effective date and elected to reclassify the stranded income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. However, the adoption of the new guidance did not have a material effect on Newmark’s unaudited condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to non-employee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance relate to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The new standard became effective beginning January 1, 2019. The ASU is required to be applied on a prospective basis to all new awards granted after the date of adoption. In addition, any liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the adoption date should be remeasured at fair value as of the adoption date with cumulative effect adjustment to opening retained earnings in the year of adoption. Management adopted this standard on its effective date. The adoption of this guidance did not have a material impact on Newmark’s unaudited condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for Newmark beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, Newmark’s early adoption eliminated and modified disclosure requirements as of December 31, 2018 and Newmark plans to adopt the remaining disclosure requirements effective January 1, 2020. The adoption of this standard did not impact Newmark’s unaudited condensed consolidated financial statements (See Note 26 — Fair Value of Financial Assets and Liabilities for additional information).

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

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“VIE”). The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the variable interest entity guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for Newmark beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Management is currently evaluating the impact of the new guidance on determining whether a decision-making fee is a variable interest on Newmark’s unaudited condensed consolidated financial statements.

(2)	Limited Partnership Interests

Newmark is a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiaries. Virtually all of Newmark’s consolidated net assets and net income are those of consolidated variable interest entities. Newmark Holdings is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark OpCo, the operating partnership. Listed below are the limited partnership interests in Newmark Holdings. In addition, Newmark OpCo issued approximately $325 million of exchangeable preferred limited partnership units in private transactions to RBC (See Note 1 — Organization and Basis of Presentation). The founding/working partner units, limited partnership units, limited partnership interests held by Cantor (“Cantor units”) and, prior to the Spin-Off, limited partnership interests held by BGC (“BGC units”), each as described below. In addition, prior to the Spin-Off, BGC Partners and its operating subsidiaries held limited partnership interest in Newmark Holdings due to the Investment in Newmark (See Note 27 — Related Party Transactions). These collectively represent all of the “limited partnership interests” in BGC Holdings and Newmark Holdings.

Immediately prior to the completion of the IPO, Newmark entered into the Original Separation and Distribution Agreement with Cantor, BGC, BGC Holdings and BGC OpCo. As a result of the Original Separation and Distribution Agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one Newmark Class A common stock, however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Original Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of March 31, 2019, the exchange ratio equaled 0.9558.

Redeemable Partnership Interest

Founding/working partners have a limited partnership interest in BGC Holdings and Newmark Holdings. Newmark accounts for founding/working partner units (“FPUs”) outside of permanent capital as “Redeemable partnership interest,” in Newmark’s unaudited condensed consolidated balance sheets. This classification is applicable to FPUs because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.

FPUs are held by limited partners who are primarily employees of BGC and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in Newmark’s unaudited condensed consolidated statements of operations to the extent they related to Newmark employees.

Limited Partnership Units

Certain employees hold limited partnership interests in Newmark Holdings and BGC Holdings (e.g., REUs, RPUs, PSUs, PSIs, and LPUs, collectively the “limited partnership units”).

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

Generally, such limited partnership units receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in Newmark’s unaudited condensed consolidated statements of operations. Following the Spin-Off, the quarterly allocations of net income on BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in Newmark’s unaudited condensed consolidated statements of operations, and the quarterly allocations of net income on Newmark Holdings limited partnership units held by BGC employees are reflected as a component of “Net income (loss) attributable to noncontrolling interests” in Newmark’s unaudited condensed consolidated statements of operations. From time to time, Newmark issues limited partnership units as part of the consideration for acquisitions.

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

Certain Newmark employees hold preferred partnership units (“Preferred Units”). Each quarter, the net profits of Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”). These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into Newmark’s Class A common stock and are only entitled to the Preferred Distribution, and accordingly are not included in Newmark’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in Newmark’s unaudited condensed consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocation of net income based on their weighted-average pro-rata share of economic ownership of the operating subsidiaries.

Cantor Units

Cantor holds limited partnership interests in Newmark Holdings. Cantor units are reflected as a component of “Noncontrolling interests” in Newmark’s unaudited condensed consolidated balance sheets. Cantor receives allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “Net income (loss) attributable to noncontrolling interests” in Newmark’s unaudited condensed consolidated statements of operations.

BGC Units

Prior to the Spin-Off, BGC and its operating subsidiaries held limited partnership interests in Newmark Holdings. Such BGC units were reflected as a component of “Noncontrolling interests” in Newmark’s unaudited condensed consolidated balance sheets. BGC received allocations of net income (loss), which were cash distributed on a quarterly basis and were reflected as a component of Net income (loss) attributable to noncontrolling interests in Newmark’s unaudited condensed consolidated statements of operations. In conjunction with the Spin-Off, such units were either exchanged for shares of Newmark Class A and Class B shares that were distributed to BGC Stockholders in the Spin-Off, or distributed to the partners of BGC Holdings in the BGC Holdings distribution (See Note 1 — Organization and Basis of Presentation).

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

General

Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. In addition, certain limited partnership interests have been granted the right to exchange into another partnership unit with a capital account (HDUs). HDUs have a stated capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is issued. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock unless such exchange rights are granted. Limited partnership interests held by Cantor in Newmark Holdings as of March 31, 2019 are generally exchangeable for 23.2 million shares of Newmark Class B common stock. Following the IPO and prior to the Spin-Off, in order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a Class A or Class B common stock of BGC, such partner or Cantor was required to exchange both one BGC Holdings limited partnership interests and a number of Newmark Holdings limited partnership interests equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of BGC Class A and Class B common stock outstanding as of such time (the “distribution ratio”), divided by the exchange ratio. Initially the distribution ratio was equivalent to the contribution ratio (one divided by 2.2 or .4545), and at the time of the Spin-Off, the distribution ratio equaled 0.463895. As a result of the change in the distribution ratio, certain BGC Holdings limited partnership interests no longer have a corresponding Newmark Holdings limited partnership interest. The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Original Separation and Distribution Agreement (together referred to as “standalone”) into BGC Class A or Class B common stock was contingent upon the Spin-Off. Following the Spin-Off, a partner or Cantor is no longer required to have paired BGC Holdings and Newmark Holdings limited partnership interests to exchange into Newmark Class A or Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the then exchange ratio.

Each quarter, net income (loss) is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, limited partnership units (including Cantor units) is allocated to Cantor and reflected as a component of “Net income (loss) attributable to noncontrolling interests” in Newmark’s unaudited condensed consolidated statements of operations. In subsequent quarters in which Newmark has net income, the initial allocation of income to the limited partnership interests is to “Net income (loss) attributable to noncontrolling interests,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income (loss) allocated to common stockholders. In addition, in quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, limited partnership units and Cantor units in Newmark Holdings is allocated to Cantor. In subsequent quarters in which Newmark has net income, the initial allocation of income to limited partnership interests in Newmark Holdings is allocated to Cantor to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests.

(3)	Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, See Note 3 — Summary of Significant Accounting Policies, in our consolidated financial statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. Other than the following, during the three months ended March 31, 2019, there were no significant changes made to Newmark’s significant accounting policies.

Leases:

Newmark, acting as a lessee, has operating leases primarily relating to office space. The leases have remaining lease terms of 1 year to 13 years, some of which include options to extend the leases in 5 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. Newmark measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index (“CPI”). Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. Newmark recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of March 31, 2019.

Pursuant to the accounting policy election, leases with an initial term of twelve months or less are not recognized on the balance sheet. The short-term lease expense over the period reasonably reflects Newmark’s short-term lease commitments.

ASC 842, Leases requires Newmark to make certain assumptions and judgements in applying the guidance, including determining whether an arrangement includes a lease, determining the term of a lease when the contract has renewal or cancelation provisions, and determining the discount rate.

Newmark determines whether an arrangement is a lease or includes a lease at the contract inception by evaluating whether the contract conveys the right to the control the use of an identified asset for a period of time in exchange for consideration. If Newmark has the right to obtain substantially all of the economic benefits from, and can direct the use of, the identified asset for a period of time, Newmark accounts for the identified asset as a lease. Newmark has elected the practical expedient to not separate lease and non-lease components for all leases other than real estate leases. The primary non-lease component that is combined with a lease component represents operating expenses such as utilities, maintenance or management fees.

As the rate implicit in the lease is not usually available, Newmark used an incremental borrowing rate based on the information available at the adoption date of the new leases standard in determining the present value of lease payments for existing leases. Newmark will use information available at the lease commencement date to determine the discount rate for any new leases.

Segment:

Newmark has a single operating segment. Newmark is a real estate services firm offering services to commercial real estate tenants, owner occupiers, investors and developers, leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. The chief operating decision maker regardless of geographic location evaluates the operating results of Newmark as total real estate services and allocates resources accordingly. For the three months ended March 31, 2019 and 2018, Newmark recognized revenues as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Leasing and other commissions	$172,471	$159,371
Capital markets	102,797	101,364
Gains from mortgage banking activities/origination, net	31,346	38,914
Management services, servicing fees and other	141,042	130,811
Revenues	$447,656	$430,460

(4)	Acquisitions

There were no acquisitions during the three months ended March 31, 2019.

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

(5)	Earnings Per Share and Weighted-Average Shares Outstanding

U.S. GAAP guidance—Earnings Per Share provides guidance on the computation and presentation of earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing Net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to Newmark’s outstanding common stock, FPUs, limited partnership units, and Cantor units (See Note 2 - Limited Partnership Interests). In addition, in relation to the Newmark OpCo Preferred Investment, the EPUs issued in June 2018 and September 2018 are entitled to a preferred payable-in-kind dividend which is recorded as accretion to the carrying amount of the EPUs and is a reduction to Net income available to common stockholders for the calculation of Newmark’s basic earnings per share and fully diluted earnings per share.

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Basic earnings per share:
Net income available to common stockholders (1)	$13,680	$19,997
Basic weighted-average shares of common stock outstanding	178,611	155,694
Basic earnings per share	$0.08	$0.13

(1)	In accordance with ASC 260, includes a reduction for dividends on preferred stock or units in the amount of $3.2 million for the three months ended March 31, 2019.

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Fully diluted earnings per share:
Net income available to common stockholders	$13,680	$19,997
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	8,288	10,289
Net income for fully diluted shares	$21,968	$30,286
Weighted-average shares:
Common stock outstanding	178,611	155,694
Partnership units (1)	89,991	90,222
Other	455	918
Fully diluted weighted-average shares of common stock outstanding	269,057	246,834
Fully diluted earnings per share	$0.08	$0.12

(1)	Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (See Note 2 - Limited Partnership Interests for more information).

For the three months ended March 31, 2019 and 2018, there were no potentially dilutive securities that would have had an anti-dilutive effect.

(6)	Stock Transactions and Unit Redemptions

Class A Common Stock

As of March 31, 2019, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock. Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding for the three months ended March 31, 2019 and 2018, were as follows:

	Three Months Ended March 31,
	2019	2018
Shares outstanding at beginning of period	156,916,336	138,593,787
LPU redemption/exchange (1)	374,930	—
Other issuances of Class A common stock	8,451	327,746
Issuance of Class A common stock for Newmark RSUs	123,199	—
Shares outstanding at end of period	157,422,916	138,921,533
(1)

Because they were included in the Newmark’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Class A common shares would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock. Newmark has 500.0 million authorized shares of Class B common stock at $0.01 par value per share.

As of March 31, 2019, and December 31, 2018, there were 21.3 million shares of Newmark’s Class B common stock outstanding.

Share Repurchases

On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark’s Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $200.0 million, increased from the $100.0 million that had been authorized on March 12, 2018. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, we may actively continue to repurchase shares and/or redeem units. In December 2018, we repurchased 50,000 shares of Newmark’s Class A common stock for $0.5 million. As of March 31, 2019, Newmark had approximately $199.5 million remaining from its share repurchase and unit redemption authorization.

Redeemable Partnership Interests

The changes in the carrying amount of redeemable partnership interest as of March 31, 2019, and as of December 31, 2018, were as follows (in thousands):

	March 31, 2019	December 31, 2018
Balance at beginning of period	$26,170	$21,096
Income allocation	706	6,779
Distributions of income	(14)	(2,843)
FPU redemptions	(297)	(1,101)
Issuance	—	2,239
Other	19	—
Balance at end of period	$26,584	$26,170

(7)	Marketable Securities

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

In connection with the Nasdaq Earn-Out, Newmark received 992,247 shares during the year ended December 31, 2018. Newmark will recognize the remaining Nasdaq Earn-Out of up to 8,930,223 shares of Nasdaq common stock ratably over the next approximately 9 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. For further information, refer to the section titled “Exchangeable Preferred Partnership Units and Forward Contract” in Note 1 — Organization and Basis of Presentation, See Note 11 — Derivatives and See Note 26 — Fair Value of Financial Assets and Liabilities.

Newmark sold 100,000 of the Nasdaq shares during the three months ended March 31, 2019. As of March 31, 2019, Newmark had 500,000 shares remaining in connection with the Nasdaq Earn-Out. During the three months ended March 31, 2019 and 2018, the gross proceeds of the shares sold was $9.1 million and $52.2 million, respectively. For the three months ended March 31, 2019 and 2018, Newmark recognized a gain/(loss) on the sale of these securities of $(0.1) million and $2.4 million, respectively. For the three months ended March 31, 2019 and 2018, Newmark also recorded unrealized gains of $4.0 million and $0.8 million on the mark-to-market of these securities, respectively, which is included in “Other income (loss), net” in Newmark’s unaudited condensed consolidated statement of operations. As of March 31, 2019 and December 31, 2018, Newmark had $43.7 million and $48.9 million, respectively, included in “Marketable securities” on its unaudited condensed consolidated balance sheet (See Note 20 — Securities Loaned).

(8)	Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. For the three months ended March 31, 2019, Newmark did not recognize any equity income. For the three months ended March 31, 2018, Newmark recognized $3.2 million of equity income. This amount was included in “Other income, net” in Newmark’s unaudited condensed consolidated statements of operations. Newmark did not receive any distributions as of March 31, 2019. Newmark received distributions of $3.0 million for the year ended December 31, 2018. As of March 31, 2019 and December 31, 2018, Newmark had $101.3 million in an equity method investment, and is included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets.

Investments Carried Under Measurements Alternatives

Newmark had previously acquired investments for which it does not have the ability to exert significant influence over operating and financial policies. The investments are generally accounted for using the cost method of accounting in accordance with U.S. GAAP guidance, Investments—Other. These investments are included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets.

Effective January 1, 2018, these investments are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The carrying value of these investments was $53.5 million and is included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. During the three months ended March 31, 2019, there were no observable transactions to trigger an adjustment to the fair value of these shares. Accordingly, Newmark did not recognize any gains, losses or impairment charges on these shares for the three months ended March 31, 2019.

(9)	Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s unaudited condensed consolidated financial statements. Management believes that, as of March 31, 2019 and December 31, 2018, Newmark has met all capital requirements. As of March 31, 2019, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $326.8 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of March 31, 2019 and December 31, 2018, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of March 31, 2019 and December 31, 2018, outstanding borrower advances were approximately $0.1 million and $0.2 million, respectively and are included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets.

(10)	Loans Held for Sale, at Fair Value

Loans held for sale, at fair value represent originated loans that are typically financed by short-term warehouse facilities (See Note 21 — Warehouse facilities collateralized by U.S. Government Sponsored Enterprises) and sold within 45 days from the date the mortgage loan is funded. Newmark initially and subsequently measures all loans held for sale at fair value on the accompanying unaudited condensed consolidated balance sheets. The fair value measurement falls within the definition of a Level 2 measurement (significant other observable inputs) within the fair value hierarchy. Electing to use fair value allows a better offset of the change in the fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. Loans held for sale had a cost basis and fair value as follows (in thousands):

	Cost Basis	Fair Value
March 31, 2019	$859,746	$873,021
December 31, 2018	972,434	990,864

As of March 31, 2019 and December 31, 2018, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of March 31, 2019 and December 31, 2018, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. Interest income on loans held for sale was $8.6 million and $4.7 million for the three months ended March 31, 2019 and 2018, respectively. Interest income on loans held for sale is included in “Management services, servicing fees and other” in Newmark’s unaudited condensed consolidated statements of operations. Newmark recognized gains of $13.3 million and $15.1 million for the three months ended March 31, 2019 and 2018, respectively, for the fair value adjustments on loans held for sale. These gains/losses were included in “Gains from mortgage banking activities/originations, net” in Newmark’s unaudited condensed consolidated statements of operations.

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	As of March 31, 2019					As of December 31, 2018
Derivative contract	Assets		Liabilities	Notional Amounts		Assets		Liabilities	Notional Amounts
Forwards	$70,254	(1)	$9,596	$1,825,291	(2)	$85,796	(1)	$9,208	$1,574,114	(2)
Rate lock commitments	10,210		5,190	604,586		6,732		7,470	240,720
Total	$80,464		$14,786	$2,429,877		$92,528		$16,678	$1,814,834

(1)

Included in Forwards is $64.3 million and $77.6 million of the RBC Forwards as of March 31, 2019 and December 31, 2018, respectively (See Note 1 — Organization and Basis of Presentation). Newmark recorded $13.3 million and $(19.0) million of unrealized (gains)/losses for a change in the fair value of the RBC Forwards as of March 31, 2019 and December 31, 2018, respectively.

(2)

Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and does not represent anticipated losses. Included in the notional amounts of forwards is $361.0 million for the RBC Forwards as of March 31, 2019 and December 31, 2018.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gains from mortgage banking activities, net” in Newmark’s unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $2.1 million and $2.5 million of expenses for the three months ended March 31, 2019 and 2018, respectively, which are reported as part of “Compensation and employee benefits” in Newmark’s unaudited condensed consolidated statements of operations.

The table below summarizes gains and losses on derivative contracts which are included in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Location of gain (loss) recognized	Three Months Ended March 31,
	in income for derivatives	2019	2018
Derivatives not designed as hedging instruments:
RBC Forwards	Other income (loss)	$(13,329)	$—
Rate lock commitments	Gains from mortgage banking activities/originations, net	7,087	2,269
Rate lock commitments	Compensation and employee benefits	(2,067)	(2,500)
Forward sale contracts	Gains from mortgage banking activities/originations, net	(3,632)	7,266
		$(11,941)	$7,035

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the current portion of “Accounts payable, accrued expenses and other liabilities,” in Newmark’s unaudited condensed consolidated balance sheets.

(12)	Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit

Newmark is a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provides Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss sharing (See Note 23 — Financial Guarantee Liability) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman will also reimburse Newmark for any losses incurred due to violation of underwriting and serving agreements that occurred prior to March 9, 2012. For the three months ended March 31, 2019 and 2018, there were no reimbursements under the CEA.

Credit enhancement receivable

As of March 31, 2019, Newmark had $20.0 billion of credit risk loans in its servicing portfolio with a maximum pre-credit enhancement loss exposure of $5.6 billion. Newmark had a form of credit protection from DB Cayman on $38.5 million of credit risk loans with a maximum loss exposure coverage of $12.8 million. The amount of the maximum loss exposure without any form of credit protection from DB Cayman was $5.6 billion.

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

As of March 31, 2019 and December 31, 2018, there was no Credit enhancement receivable.

Credit enhancement deposit

The CEA required the DB Entities to deposit $25 million into Newmark’s Fannie Mae restricted liquidity account (See Note 9 — Capital and Liquidity Requirements), which Newmark is required to return to DB Cayman, less any outstanding claims, on March 9, 2021. The $25 million is included in “Other long-term liabilities” in Newmark’s unaudited condensed consolidated balance sheets.

Contingent liability

Under the CEA, Newmark is required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. Contingent liabilities as of March 31, 2019 and December 31, 2018 were $11.3 million and $11.1 million, respectively and are included in “Other liabilities” in Newmark’s unaudited condensed consolidated balance sheets.

(13)Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and our other sources of revenues (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues from contracts with customers:
Leasing and other commissions	$172,471	$159,371
Capital markets	102,797	101,364
Management services	98,089	96,933
Revenues	373,357	357,668
Other sources of revenue:
Gains from mortgage banking activities/originations, net(1)	31,346	38,914
Servicing fees and other(1)	42,953	33,878
Revenues	$447,656	$430,460

(1)	Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASU No. 2014-09.

Disaggregation of Revenue

Newmark’s chief operating decision maker regardless of geographic location evaluates the operating results of Newmark as total real estate (See Note 3 — Summary of Significant Accounting Policies for further discussion).

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2019 and December 31, 2018 was

$3.8 million and $4.2 million, respectively. During the three months ended March 31, 2019, Newmark recognized revenue of $0.8 million that was recorded as deferred revenue at the beginning of the period.

(14)	Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consists of the following activity (in thousands):

	Three Months Ended March 31,
	2019	2018
Loan originations related fees and sales premiums, net	$14,968	$17,817
Fair value of expected net future cash flows from servicing recognized at commitment, net	16,378	21,097
Gains from mortgage banking activities/originations, net	$31,346	$38,914

(15)	Mortgage Servicing Rights, Net (MSR)

The changes in the carrying amount of mortgage servicing rights for the three months ended March 31, 2019 and 2018 are as follows (in thousands):

	Three Months Ended March 31,
Mortgage Servicing Rights	2019	2018
Beginning Balance	$416,131	$399,349
Additions	17,254	6,389
Purchases from an affiliate	298	509
Amortization	(20,679)	(19,294)
Ending Balance	$413,004	$386,953

Valuation Allowance
Beginning Balance	$(4,322)	$(6,723)
Decrease	(1,722)	1,296
Ending Balance	$(6,044)	$(5,427)
Net balance	$406,960	$381,526

Servicing fees are included in “Management services, servicing fees and other” in Newmark’s unaudited condensed consolidated statements of operations and are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Servicing fees	$25,631	$25,132
Escrow interest and placement fees	5,363	2,967
Ancillary fees	3,184	827
Total servicing fees and escrow interest	$34,178	$28,926

Newmark’s primary servicing portfolio at March 31, 2019 and December 31, 2018 was approximately $57.3 billion and $57.1 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio at March 31, 2019 and December 31, 2018 was $2.7 billion and $2.9 billion, respectively.

The estimated fair value of the MSRs at March 31, 2019 and December 31, 2018 was $442.3 million and $451.9 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flows assumptions used are based on assumptions Newmark believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. The discount rates used in measuring fair value for the three months ended March 31, 2019 and the year ended December 31, 2018 were between 3.0% and 13.5% and varied based on investor type. An increase in discount rate of 100 bps or 200 bps would result in a decrease in fair value by $11.4 million and $22.9 million, respectively, at March 31, 2019. An increase in discount rate of 100 bps or 200 bps would result in a decrease in fair value by $12.4 million and $24.4 million, respectively, at December 31, 2018.

(16)	Goodwill and Other Intangible Assets, Net of Accumulated Amortization

The changes in the carrying amount of goodwill for the three months ended March 31, 2019 and the year ended December 31, 2018 were as follows (in thousands):

Balance at December 31, 2017	$477,532
Acquisitions	40,157
Measurement period adjustments	(2,368)
Balance at December 31, 2018	515,321
Measurement period adjustments	5
Balance at March 31, 2019	$515,326

During the three months ended March 31, 2019, Newmark recognized measurement period adjustments of approximately $5 thousand. Newmark did not have any additions to goodwill as a result of acquisitions for the three months ended March 31, 2019. During the year ended December 31, 2018, Newmark recognized additional goodwill and measurement period adjustments of approximately $40.2 million and $(2.4) million, respectively (See Note 4 — Acquisitions for more information).

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing during the fourth quarter of 2018, which did not result in any goodwill impairment.

Other intangible assets consisted of the following at March 31, 2019 and December 31, 2018 (in thousands, except weighted average life):

	March 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	9,316	(6,914)	2,402	0.6
Non-contractual customers	11,325	(4,395)	6,930	1.7
License agreements	4,981	(2,540)	2,441	0.3
Non-compete agreements	6,267	(1,709)	4,558	1.4
Contractual customers	1,452	(911)	541	0.1
Below market leases	941	(68)	873	0.6
	$51,022	$(16,537)	$34,485	4.7

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	9,316	(6,706)	2,610	0.5
Non-contractual customers	11,323	(3,890)	7,433	1.8
License agreements	4,981	(2,292)	2,689	0.4
Non-compete agreements	6,267	(1,469)	4,798	1.4
Contractual customers	1,452	(849)	603	0.1
Below market leases	941	(45)	896	0.5
	$51,020	$(15,251)	$35,769	4.7

Intangible amortization expense for the three months ended March 31, 2019 and 2018 was $1.3 million and $1.5 million, respectively. Intangible amortization is included as a part of “Depreciation and amortization” in Newmark’s unaudited condensed consolidated statements of operations.

The estimated future amortization of definite life intangible assets as of March 31, 2019 was as follows (in thousands):

2019	$3,801
2020	4,823
2021	3,814
2022	1,908
2023	1,602
Thereafter	1,797
Total	$17,745

(17)	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Leasehold improvements and other fixed assets	$98,118	$99,207
Software, including software development costs	26,546	21,417
Computer and communications equipment	19,627	16,605
	144,291	137,229
Accumulated depreciation and amortization	(62,446)	(58,424)
	$81,845	$78,805

Depreciation expense for the three months ended March 31, 2019 and 2018 was $4.9 million and $3.2 million, respectively. Depreciation expense is included as a part of “Depreciation and amortization” in Newmark’s unaudited condensed consolidated statements of operations.

For the three months ended March 31, 2019 and 2018, $0.6 million and $0.5 million of software development costs were capitalized, respectively. Amortization of software development costs totaled $0.6 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” in Newmark’s unaudited condensed consolidated statements of operations.

(18)	Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms of 1 year to 13 years, some of which include options to extend the leases in 5 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply the judgement to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option.

Operating lease cost was $10.9 million for the three months ended March 31, 2019 and is included in “Operating, administrative and other” in the unaudited condensed consolidated statement of operations. Operating cash flows for the three months ended March 31, 2019 included payments of $10.4 million for operating lease liabilities. As of March 31, 2019, Newmark does not have any leases that have not yet commenced but that create significant rights and obligations. For the three months ended March 31, 2019, Newmark had short-term lease expense of $0.6 million and sublease income of $0.2 million.

The weighted average discount rate is 7.49% and the remaining weighted average lease term is 9.1 years.

As of March 31, 2019, Newmark has operating lease ROU assets of $182.2 million recorded in “Other assets”, and operating lease ROU liabilities of $23.3 million recorded in “Current portion of accounts payable, accrued expenses and other liabilities” and $208.7 million recorded in “Other long-term liabilities” on its unaudited condensed consolidated balance sheets.

Rent expense for the three months ended March 31, 2019 and 2018 was $11.7 million and $10.2 million, respectively. Rent expense is reported in “Operating, administrative and other” in Newmark’s unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2031. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of March 31, 2019, minimum lease payments under these arrangements were as follows (in thousands):

2019	$29,522
2020	40,141
2021	36,758
2022	33,950
2023	32,539
Thereafter	149,769
Total lease payments	322,679
Less: Interest	90,653
Present value of lease liability	$232,026

Under ASC 840, Leases undiscounted minimum lease payments as of December 31, 2018 were as follows (in thousands):

2019	$42,870
2020	41,497
2021	38,287
2022	35,738
2023	34,290
Thereafter	158,907
Total	$351,589

(19)	Other Assets

Other current assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prepaid expenses	$14,071	$15,570
Derivative assets	28,549	30,796
Prepaid taxes	7,576	9,992
Rent and other deposits	1,312	1,192
Other	19	189
	$51,527	$57,739

Non-current other assets consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Equity method investment	$101,275	$101,275
Deferred tax assets(1)	154,881	149,938
Cost method investments	53,470	53,470
Derivative assets related to the RBC Forward	52,951	61,732
ROU assets	182,180	—
Other	4,773	3,452
	$549,530	$369,867

(20)	Securities Loaned

As of March 31, 2019, Newmark had securities loaned transactions with Cantor of $43.7 million. The fair value of the securities loaned was $43.7 million. As of March 31, 2019, the cash collateral received from Cantor bore an interest rate of 2.97%. As of December 31, 2018, Newmark did not have any securities loaned transactions with Cantor. Securities loaned transactions are included in “Securities loaned” in Newmark’s unaudited condensed consolidated balance sheets (See Note 7 — Marketable Securities).

(21)	Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises

Newmark uses its warehouse facilities and repurchase agreements to fund mortgage loans originated under its various lending programs. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third-party purchase commitments and are recourse only to Berkeley Point Capital, LLC.

As of March 31, 2019, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at March 31, 2019	Stated Spread to One Month LIBOR	Rate Type
Warehouse facility due June 19, 2019	$450,000	$—	$324,281	120 bps	Variable
Warehouse facility due June 19, 2019	—	200,000	135,383	115 bps	Variable
Warehouse facility due September 25, 2019	200,000	—	180,038	120 bps	Variable
Warehouse facility due October 10, 2019(1)	600,000	—	220,044	120 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	—	115 bps	Variable
	$1,250,000	$525,000	$859,746

(1)	The warehouse facility was temporarily increased by $300.0 million to $600.0 million for the period of January 29, 2019 to April 1, 2019.

As of December 31, 2018, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2018	Stated Spread to One Month LIBOR	Rate Type
Warehouse facility due June 19, 2019	$450,000	$—	$413,063	120 bps	Variable
Warehouse facility due September 25, 2019	200,000	—	113,452	120 bps	Variable
Warehouse facility due October 10, 2019(1)	1,000,000	—	416,373	120 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	29,499	115 bps	Variable
	$1,650,000	$325,000	$972,387

(1)

The warehouse facility was temporarily increased by $700.0 million to $1.0 billion for the period of November 30, 2018 to January 29, 2019. On January 29, 2019, the temporary increase was decreased by $400 million to $300 million for the period January 29, 2019 to April 1, 2019.

Newmark is required to meet a number of financial covenants. Newmark was in compliance with all covenants on March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018.

The borrowing rates on the warehouse facilities are based on short-term London Interbank Offered Rate (LIBOR) plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
6.125% Senior Notes	$538,626	$537,926
Total long-term debt	$538,626	$537,926

6.125% Senior Notes

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023. (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced at 98.937% to yield 6.375%. The 6.125% Senior Notes, which were priced on November 1, 2018, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and will mature on November 15, 2023. The carrying amount of the 6.125% Senior Notes as of March 31, 2019 was $538.6 million, net of debt issue costs of $5.9 million and net of debt discount of $5.4 million. Newmark uses the effective interest rate method to amortize the debt discount over the life of the loan. Newmark amortized $0.3 million of debt discount for the three months ended March 31, 2019. Newmark uses the straight-line method to amortize these debt issue costs over the life of the loan. Newmark amortized $0.3 million for the three months ended March 31, 2019. Newmark recorded interest expense related to the 6.125% Senior Notes of $8.7 million for the three months ended March 31, 2019. These amounts are included in “Interest expense, net” in Newmark’s unaudited condensed consolidated statement of operations.

Credit Facility

On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility, the Credit Facility. As of March 31, 2019, Newmark had a balance of deferred debt costs of $0.6 million and $0.9 million which are included in “Other current assets” and “Other assets”, respectively, in Newmark’s unaudited condensed consolidated balance sheets. Newmark uses the straight-line method to amortize these debt issue costs over the life of the loan. Newmark amortized $0.1 million of debt issue costs for the three months ended March 31, 2019. Newmark recorded interest expense of $0.3 million for the three months ended March 31, 2019. These amounts are included in “Interest expense, net” in Newmark’s unaudited condensed consolidated statement of operations. As of March 31, 2019, there was no outstanding balance under the credit agreement. Borrowings under the Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) LIBOR for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 200 basis points with respect to LIBOR borrowings in (a) above and can range from 0.25% to 1.25%, depending upon Newmark’s credit rating. The Credit Facility also provides for an unused facility fee.

Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The term loan credit agreement provides for loans of up to $575.0 million (the “Term Loan”). The maturity date of the agreement is September 8, 2019. Borrowings under the Term Loan bore interest at either LIBOR or a defined base rate plus an additional margin which ranged from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan was a LIBOR loan or a base rate loan. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Term Loan. The net proceeds from the IPO were used to partially repay $304.3 million of the Term Loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of $270.7 million on the Term Loan, at which point the facility was terminated. Newmark recorded interest expense related to the Term Loan of $2.6 million for the three months ended March 31, 2018. Prior to the Spin-Off, the Term Loan was repaid in full.

Converted Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders (the “Converted Term Loan”). The revolving credit agreement provides for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. Borrowings under the Converted Term Loan bore interest at either LIBOR or a defined base rate plus an additional margin, which ranged from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan was a LIBOR loan or a base rate loan. The Term Loan was paid in full on March 9, 2018. Since the Term Loan was repaid in full, the pricing of the Converted Term Loan returned to the levels previously described. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of BGC under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. As of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. On June 19, 2018, Newmark repaid $152.9 million, and on September 26, 2018, Newmark repaid $113.2 million of the Converted Term Loan using proceeds from the Newmark OpCo Preferred Investment. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan using the proceeds from the sale of its 6.125% Senior Notes. Therefore, there were no borrowings outstanding as of December 31, 2018. Newmark recorded interest expense related to the Converted Term Loan of $4.6 million for the three months ended March 31, 2018. Prior to the Spin-Off, the outstanding amount under the Converted Term Loan was repaid in full.

2019 Promissory Note and 2042 Promissory Note

On December 13, 2017, in connection with the Separation, Newmark assumed from BGC an aggregate of $300.0 million principal amount due December 9, 2019 (the “2019 Promissory Note”) and $112.5 million principal amount due June 26, 2042 (the “2042 Promissory Note”). On September 4, 2018, Newmark OpCo borrowed $112.5 million from BGC pursuant to the Intercompany Credit Agreement which loan bore interest at an annual rate equal to 6.5%. Newmark OpCo used the proceeds of the Intercompany Credit Agreement loan to repay the $112.5 million of the 2042 Promissory Note. The 2019 Promissory Note bore interest at 5.375% and the 2042 Promissory Note bore interest at 8.125%. Newmark repaid the $300 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. Upon repayment of the 2019 Promissory Note, Newmark no longer has debt obligations owed to BGC. In connection with the repayment of the 2019 Promissory Note, Newmark incurred a prepayment penalty of $7.0 million.

In 2018, the 2019 and 2042 Promissory Notes were recorded at amortized cost.

The fair value of the 2042 Promissory Note was determined using observable market prices as the 8.125% BGC Senior Notes were considered Level 1 within the fair value hierarchy as they were deemed to be actively traded and the 2019 Promissory Note are considered Level 2 within the fair value hierarchy.

(23)	Financial Guarantee Liability

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

At March 31, 2019, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $20.0 billion with a maximum potential loss of approximately $5.6 billion, of which $12.8 million is covered by the Credit Enhancement Agreement (See Note 12 — Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit).

At December 31, 2018, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $20.6 billion with a maximum potential loss of approximately $5.8 billion, of which $76.2 million is covered by the Credit Enhancement Agreement (See Note 12 — Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit).

At March 31, 2019 and December 31, 2018, changes on the estimated liability under the guarantee liability were as follows:

Financial guarantee liability (in thousands)
Balance at December 31, 2017	$(54)
Reversal of provision	22
Balance at December 31, 2018	(32)
Increase to provision	(41)
Balance at March 31, 2019	$(73)

In order to monitor and mitigate potential losses, Newmark uses an internally developed loan rating scorecard for determining which loans meet Newmark’s criteria to be placed on a watch list. Newmark also calculates default probabilities based on internal ratings and expected losses on a loan-by-loan basis. This methodology uses a number of factors including, but not limited to, debt service coverage ratios, collateral valuation, the condition of the underlying assets, borrower strength and market conditions (See Note 12—Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit for further explanation of credit protection provided by DB Cayman). The provisions for risk sharing are included in “Operating, administrative and other” in Newmark’s unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Increase (decrease) to financial guarantee liability	$41	$7
Decrease (increase) to credit enhancement asset	—	10
Total expense	$41	$17

(24)	Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (See Note 23 — Financial Guarantee Liability). As of March 31, 2019, 24% and 16% of $5.6 billion of the maximum loss (See Note 23 — Financial Guarantee Liability) was for properties located in California and Texas, respectively. As of December 31, 2018, 25% and 16% of $5.8 billion of the maximum loss (See Note 23 — Financial Guarantee Liability) was for properties located in California and Texas, respectively.

(25)	Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to approximately $1.0 billion and $1.3 billion, as of March 31, 2019 and December 31, 2018, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

(26)	Fair Value of Financial Assets and Liabilities

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

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance at March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$43,745	$—	$—	$43,745
RBC Forwards	—	—	64,290	64,290
Loans held for sale, at fair value	—	873,021	—	873,021
Rate lock commitments	—	—	10,210	10,210
Forwards	—	—	5,964	5,964
Total assets	$43,745	$873,021	$80,464	$997,230
Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$31,357	$31,357
Rate lock commitments	—	—	5,190	5,190
Forwards	—	—	9,596	9,596
Total Liabilities	$—	$—	$46,143	$46,143

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$48,942	$—	$—	$48,942
RBC Forwards	—	—	77,619	77,619
Loans held for sale, at fair value	—	990,864	—	990,864
Rate lock commitments	—	—	6,732	6,732
Forwards	—	—	8,177	8,177
Total assets	$48,942	$990,864	$92,528	$1,132,334
Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$32,552	$32,552
Rate lock commitments	—	—	7,470	7,470
Forwards	—	—	9,208	9,208
Total Liabilities	$—	$—	$49,230	$49,230

There were no transfers among level 1, 2 and level 3 for the three months ended March 31, 2019 and the year ended December 31, 2018.

Level 3 Financial Assets and Liabilities: Changes in Level 3 RBC Forwards, rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the three months ended March 31, 2019 were as follows (in thousands):

	As of March 31, 2019
	Opening Balance	Total realized and unrealized gains (losses) included in Net income(1)	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding as of March 31, 2019
Assets:
Rate Lock Commitments	$6,732	$10,210	$—	$(6,732)	$10,210	$10,210
Forwards	8,177	5,964	—	(8,177)	5,964	5,964
RBC Forwards	77,619	(13,329)	—	—	64,290	(13,329)
Total Assets	$92,528	$2,845	$—	$(14,909)	$80,464	$2,845
	Opening Balance	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance	Unrealized (gains) losses outstanding as of March 31, 2019
Liabilities:
Accounts payable, accrued expenses and other liabilities – contingent consideration(1)	$32,552	$1,384	$—	$(2,579)	$31,357	$1,384
Rate Lock Commitments	7,470	5,190	—	(7,470)	5,190	5,190
Forwards	9,208	9,596	—	(9,208)	9,596	9,596
Total Liabilities	$49,230	$16,170	$—	$(19,257)	$46,143	$16,170

(1)	Realized and unrealized losses are reported in “Other income (loss), net” in Newmark’s unaudited condensed consolidated statements of operations.

Changes in Level 3 RBC Forwards, rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the year ended December 31, 2018 were as follows (in thousands):

	As of December 31, 2018
	Opening Balance	Total realized and unrealized gains (losses) included in Net income(1)	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding as of December 31, 2018
Assets:
Rate Lock Commitments	$2,923	$6,732	$—	$(2,923)	$6,732	$6,732
Forwards	3,753	8,177	—	(3,753)	8,177	8,177
RBC Forwards	—	19,002	58,617	—	77,619	(19,002)
Total Assets	$6,676	$33,911	$58,617	$(6,676)	$92,528	$(4,093)
	Opening Balance	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance	Unrealized (gains) losses outstanding as of December 31, 2018
Liabilities:
Accounts payable, accrued expenses and other liabilities – contingent consideration(1)	$23,711	$700	$12,616	$(4,475)	$32,552	$839
Rate Lock Commitments	2,390	7,470	—	(2,390)	7,470	7,470
Forwards	657	9,208	—	(657)	9,208	9,208
Total Liabilities	$26,758	$17,378	$12,616	$(7,522)	$49,230	$17,517

(1)	Realized and unrealized losses are reported in “Other income (loss), net” in Newmark’s unaudited condensed consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

March 31, 2019
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range	Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$31,357	Discount rate	0.3%-10.4%	7.9%
			Probability of meeting earnout and contingencies	99%-100%(1)	99.6%
			Financial forecast information
Derivative assets and liabilities:
RBC Forwards	$64,290	$—	Volatility	27.0%-35.0%(2)	31.5%
Forward sale contracts	$5,964	$9,596	Counterparty credit risk	N/A	N/A
Rate lock commitments	$10,210	$5,190	Counterparty credit risk	N/A	N/A

December 31, 2018
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range	Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$32,552	Discount rate	0.3%-10.4%	8.2%
			Probability of meeting earnout and contingencies	99%-100%(1)	99.6%
			Financial forecast information
Derivative assets and liabilities:
RBC Forwards	$77,619	$—	Volatility	23.7%-34.8%(2)	30.2%
Forward sale contracts	$8,177	$9,208	Counterparty credit risk	N/A	N/A
Rate lock commitments	$6,732	$7,470	Counterparty credit risk	N/A	N/A

(1)	Newmark’s estimate of contingent consideration as of March 31, 2019 and December 31, 2018 was based on the acquired business’ projected future financial performance, including revenues.
(2)	The volatility of Newmark’s RBC Forwards is primarily based on the underlying Nasdaq stock price.

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

The RBC Forwards are derivatives and, accordingly, are marked to fair value through Newmark’s unaudited condensed consolidated statements of operations. The fair value of the RBC Forwards is determined utilizing the following inputs, as applicable:

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

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2019 and December 31, 2018, the present value of expected payments related to Newmark’s contingent consideration was $31.4 million and $32.6 million, respectively (See Note 31 — Commitments and Contingencies). The undiscounted value of the payments, assuming that all contingencies are met, would be $37.2 million and $39.6 million, respectively. Valuations for contingent consideration, RBC Forwards, forward sales contracts, and rate lock commitments are conducted by Newmark. Each reporting period, Newmark updates unobservable inputs. Newmark has a formal process to review changes in fair value for satisfactory explanation.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the new recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of approximately $53.5 million, which were included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(27)	Related Party Transactions
(a)	Service Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and BGC. For the three months ended March 31, 2019 and 2018, allocated expenses were $6.7 million and $6.9 million, respectively. These expenses are included as part of “Fees to related parties” in Newmark’s unaudited condensed consolidated statements of operations.

(b)	Loans, Forgivable Loans and Other Receivables from Employees and Partners

Newmark has entered into various agreements with certain employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution of earnings that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loans. From time to time, Newmark may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

As of March 31, 2019 and December 31, 2018, the aggregate balance of employee loans was $313.0 million and $285.5 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in Newmark’s unaudited condensed consolidated balance sheets. Compensation expense for the above mentioned employee loans for the three months ended March 31, 2019 and 2018 was $7.4 million and $6.0 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in Newmark’s unaudited condensed consolidated statements of operations.

Transfer of CCRE Employees to Newmark

In connection with the expansion of our mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of its affiliate, CCRE, have transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018 and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million. Newmark recorded $6.9 million and $2.2 million as “Stockholders’equity” and “Redeemable partnership interests”, respectively, in Newmark’s unaudited condensed consolidated balance sheets.

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

Newmark has a referral agreement in place with CCRE, in which Newmark’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, Newmark recognized $0.2 million of revenues for the three months ended March 31, 2019. In connection with this revenue-share agreement, Newmark did not recognize any revenues for the three months ended March 31, 2018.

Newmark also has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE for the three months ended March 31, 2019 and 2018.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Revenue from these referrals were $0.7 million and $3.7 million for the three months ended March 31, 2019 and 2018, respectively, and was recognized in “Gains from mortgage banking activities/originations, net” in Newmark’s unaudited condensed consolidated statements of operations. These referrals fees are net of the broker fees and commissions to CCRE of $0.1 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively.

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

For the three months ended March 31, 2019, Newmark purchased the primary servicing rights for $0.1 billion of loans originated by CCRE for $0.3 million. For the three months ended March 31, 2018, Newmark purchased the primary servicing rights for $0.3 billion of loans originated by CCRE for $0.5 million. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized $0.9 million for the three months ended March 31, 2019 and 2018, of servicing revenues (excluding interest and placement fees) from loans purchased from CCRE on a “fee for service” basis, which was included as part of “Management services, servicing fee and other” in Newmark’s unaudited condensed consolidated statements of operations.

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

On December 31, 2018, the Compensation Committee approved the monetization of 1,909,188 BGC Holdings PSUs held by Mr. Gosin and 264,985 BGC Holdings PPSUs (which had an average determination price of $4.2625 per unit), which transactions had an aggregate value of $11,000,000. On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,592,016 non-exchangeable (HDUs) (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a value of $9,870,501); and (ii) the right to exchange for cash 264,985 BGC Holdings non-exchangeable PPSUs held by Mr. Gosin, (which had an average determination price of $4.2625 per unit), for a payment of $1,129,499 for taxes when (i) is exchanged. On February 22, 2019, the Compensation Committee initially approved for Mr. Gosin grants in Newmark Holdings NPSUs and NPPSUs. On April 25, 2019, the Compensation Committee modified Mr. Gosin’s awards by cancelling the grant of the previously mentioned Newmark Holdings NPSUs and NPPSUs and by granting non-exchangeable Newmark Holdings PSUs and PPSUs. The Committee approved this modification in order to reflect an annual compensation structure rather than a long-term NPSU/NPPSU structure.

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

CF Real Estate Finance Holdings, LP.

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of March 31, 2019 and December 31, 2018, Newmark’s investment is accounted for under the equity method (See Note 8 — Investments).

IPO and Spin-Off

On December 13, 2017, prior to the closing of the IPO, BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo, Cantor, and BGC Global OpCo entered into the Original Separation and Distribution Agreement. The Original Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries with respect to the Separation and related matters (See Note 1 — Organization and Basis of Presentation for additional information).

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, including Cantor, whereby each holder of BGC Holdings limited partnership interests at that time now holds a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by the contribution ratio, divided by the current exchange ratio. The exchange ratio is subject to adjustment, in accordance with the terms of the separation agreement (See Note 2 — Limited Partnership Interests for additional information).

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

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be a controlling stockholder of Newmark, and BGC and its subsidiaries no longer held any shares of Newmark common stock or equity interests in Newmark or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution (See Note 1 — Organization and Basis of Presentation for additional information).

Subsequent to the Spin-Off, there are remaining partners who hold limited partnership interests in Newmark Holdings that are BGC employees, and there are remaining partners who hold limited partnership interests in BGC Holdings that are Newmark employees. These limited partnership interests represent interests that were held prior to the Newmark IPO or were distributed as part of the Separation and Distribution Agreement. Following the Newmark IPO, employees of Newmark and BGC only receive limited partnership interests in Newmark Holdings and BGC Holdings, respectively. As a result of the Spin-Off of Newmark, as the existing limited partnership interests in Newmark Holdings held by BGC employees and the existing limited partnership interests in BGC Holdings held by Newmark employees are exchanged/redeemed, the related capital can be contributed to and from Cantor, respectively.

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

Prior to and in connection with the Spin-Off, 14.8 million Newmark Holdings Units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo Units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders. On November 30, 2018, BGC Holdings distributed pro rata all of the 1.5 million exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the Spin-Off to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of November 23, 2018 (including Cantor and executive officers of BGC). The Newmark Holdings Units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 0.4 million Newmark Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the exchange ratio of 0.9793 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment). As of March 31, 2019, the exchange ratio equaled 0.9558 (See Note 1 — Organization and Basis of Presentation for additional information).

(d)	Payables to Related Parties

On March 19, 2018, Newmark entered into the Intercompany Credit Agreement with BGC, which amended and restated the original intercompany credit agreement between the parties in relation to the Separation, dated as of December 13, 2017. The Intercompany Credit Agreement provides for each party to issue revolving loans to the other party in the lender’s discretion. The interest rate on the Intercompany Credit Agreement was the higher of BGC’s or Newmark’s short-term borrowings rate in effect at such time, plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. As of November 7, 2018, all borrowings outstanding under the Intercompany Credit Agreement had been repaid. Newmark recorded interest expense of $1.0 million for the three months ended March 31, 2018, which is included in “Interest income, net” in the unaudited condensed consolidated statement of operations.

On November 30, 2018, Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with CFLP. The Cantor Credit Agreement provides for each party to issue loans to the other party at the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1%.

As of March 31, 2019, Newmark did not have any receivables from related parties. As of March 31, 2019, current portion of payables to related parties was $29.3 million.

As of December 31, 2018, the related party receivables and current portion of payables to related parties were $20.5 million and $13.5 million, respectively.

(See Note 1 — Organization and Basis of Presentation, Note 2 — Limited Partnership Interests, and Note 22 — Long-Term Debt, for additional information on transactions with related parties.)

(28)	Income Taxes

Newmark’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of its U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (see Note 2— Limited Partnership Interests, for discussion of partnership interests) rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes.

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

The Tax Cut and Jobs Act (the “Tax Act”), enacted on December 22, 2017, includes the global intangible low-taxed income (“GILTI”) provision. This provision requires inclusion in the Company’s U.S. income tax return the earnings of certain foreign subsidiaries. The Company has elected to treat taxes associated with the GILTI provision as a current period expense when incurred and thus has not recorded deferred taxes, if any, for basis differences under this regime.

Pursuant to U.S. GAAP guidance, Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of March 31, 2019, Newmark had $0.2 million of unrecognized tax benefits which, if recognized, would affect the effective tax rate. As of December 31, 2018, Newmark’s unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, all of which, if recognized, would affect the effective tax rate. Newmark recognizes interest and penalties related to income tax matters in “Provision for income taxes”, in Newmark’s unaudited condensed consolidated statements of operations. As of March 31, 2019 and December 31, 2018, Newmark had approximately $45 thousand of accrued interest and penalties related to uncertain tax positions.

(29)	Accounts Payable, Accrued Expenses and Other Liabilities

The current portion of accounts payable, accrued expenses and other liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Accounts payable and accrued expenses	$130,277	$113,713
Payroll taxes payable	41,143	39,620
Outside broker payable	59,327	59,918
Corporate and other taxes payable	30,196	77,858
Contingent consideration	3,160	4,452
Derivative liability	14,786	16,678
ROU liabilities	23,302	—
	$302,191	$312,239

Other long-term liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Deferred rent	$—	$49,334
Payroll taxes payable	50,883	31,055
Accrued compensation	33,887	35,103
Credit enhancement deposit	25,000	25,000
Contingent consideration	24,863	28,099
Financial guarantee liability	73	32
ROU liabilities	208,725	—
	$343,431	$168,623

(30)	Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of Newmark’s Class A common stock upon exchange of Newmark limited partnership units (See Note 2 — Limited Partnership Interests). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s sole stockholder, BGC, for Newmark to issue up to 400.0 million aggregate number of shares of Class A common stock of Newmark, of which 50.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of March 31, 2019, 13.3 million units have been granted and 386.7 million are available for future issuances.

Prior to the Separation, BGC’s Compensation Committee granted various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of BGC’s Class A common stock upon exchange of BGC’s limited partnership units (See Note 2 — Limited Partnership Interests).

a)	Limited Partnership Units

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings. Each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which is equal to a BGC Holdings limited partnership interest multiplied by an amount calculated in accordance with the BGC Holdings limited partnership agreement, the contribution ratio, divided by an amount, as of March 31, 2019, was 0.9558 (the exchange ratio), by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock.

A summary of the activity associated with limited partnership units held by Newmark employees in BGC Holdings is as follows:

Number of Units
Balance at December 31, 2017	64,708,915
Granted	2,872,825
Redeemed/exchanged units	(5,650,292)
Forfeited units	(60,479)
Balance at December 31, 2018	61,870,969
Granted	171,202
Redeemed/exchanged units	(1,524,368)
Forfeited units	(2,082,138)
Balance at March 31, 2019	58,435,665

A summary of the activity of the number of share-equivalent limited partnership units and post IPO grants of Newmark LPUs held by Newmark employees in Newmark Holdings is as follows:

Number of Units
Balance at December 31, 2017	29,413,143
Granted	19,141,943
Redeemed/exchanged units	(3,793,351)
Forfeited units	(28,248)
Balance at December 31, 2018	44,733,487
Granted	5,099,815
Redeemed/exchanged units	(388,980)
Forfeited units/Other	4,849,694
Balance at March 31, 2019	54,294,016

As of March 31, 2019, and December 31, 2018, Newmark employees had 58.4 million and 61.9 million BGC Holdings limited partnership units outstanding, respectively. In addition, there were 54.3 million and 44.7 million limited partnership units in Newmark Holdings outstanding as of March 31, 2019, and December 31, 2018, respectively. The 29.4 million limited partnership units outstanding as of December 31, 2017, represent the share equivalent of BGC Holdings held by Newmark employees.

During the three months ended March 31, 2019, BGC granted exchangeability on 59 thousand and 30 thousand limited partnership units in BGC Holdings and Newmark Holdings held by Newmark employees, respectively. During the three months ended March 31, 2018, BGC granted exchangeability on 1.5 million and 0.7 million limited partnership units in BGC Holdings and Newmark Holdings held by Newmark employees, respectively. For the three months ended March 31, 2019 and 2018, Newmark incurred compensation expense of $0.7 million and $21.7 million, respectively related to the exchangeability granted in each period.

In addition, during the three months ended March 31, 2019 and 2018, Newmark did not redeem any units in BGC Holdings and Newmark Holdings. Accordingly, Newmark did not incur any expense related to unit redemptions for the three months ended March 31, 2019 and 2018.

As of March 31, 2019, and December 31, 2018, the number of share-equivalent BGC limited partnership units exchangeable into shares of BGC’s Class A common stock at the discretion of the unit holder was 25.3 million and 26.0 million, respectively. The number of share-equivalent Newmark limited partnership units exchangeable into shares of Newmark’s Class A common stock at the discretion of the unit holder was 9.9 million and 9.3 million for the three months ended March 31, 2019, and year ended December 31, 2018, respectively.

As of March 31, 2019, the notional value of the BGC limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses was approximately $84.1 million. The number of outstanding limited partnership units with a post-termination pay-out represented 7.6 million limited partnership units in BGC Holdings and 4.8 million limited partnership units in Newmark Holdings, of which approximately 2.6 million units in BGC Holdings and 2.4 million units in Newmark Holdings were unvested. As of March 31, 2019, the aggregate estimated fair value of these limited partnership units was approximately $25.7 million. As of December 31, 2018, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $92.7 million. As of December 31, 2018, the number of outstanding limited partnership units with a post-termination pay-out represented 8.4 million and 3.8 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, of which approximately 3.3 million and 1.5 million units in BGC Holdings and Newmark Holdings were unvested, respectively. As of December 31, 2018, the aggregate estimated fair value of these limited partnership units was approximately $22.6 million.

In addition, beginning January 1, 2018, Newmark began granting standalone limited partnership units in Newmark Holdings to Newmark employees. As of March 31, 2019, the notional value of the limited partnership units with a post-termination pay-out amount held by executives and non-executive employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $88.0 million. The number of outstanding limited partnership units with a post-termination pay-out represent 6.4 million limited partnership units in Newmark Holdings, of which approximately 4.5 million units in Newmark Holdings were unvested. As of March 31, 2019, the aggregate estimated fair value of these limited partnership units was approximately $10.5 million.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. Newmark recognized compensation expense/(benefit), before associated income taxes, related to these limited partnership units that were not redeemed of $6.3 million and $(8.7) million for the three months ended March 31, 2019, and 2018, respectively. These are included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in Newmark’s unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units was $6.3 million and $4.1 million for the three months ended March 31, 2019 and 2018, respectively. This expense is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in Newmark’s unaudited condensed consolidated statements of operations.

(b)	Restricted Stock Units

A summary of the activity associated with RSUs in BGC is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2017	346,538	$9.56	1.85
Granted	3,439	7.64
Settled units (delivered shares)	(147,006)	9.17
Forfeited units	(34,296)	10.01
Balance at December 31, 2018	168,675	9.77	0.98
Granted	—	—
Settled units (delivered shares)	(74,803)	9.29
Forfeited units	(5,995)	9.88
Balance at March 31, 2019	87,877	$10.17	0.91

A summary of the activity associated with RSUs in Newmark is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at December 31, 2017	—	$—	—
Granted	264,532	13.54
Settled units (delivered shares)	(8,109)	13.36
Forfeited units	(36,536)	13.71
Balance at December 31, 2018	219,887	13.52	2.28
Granted	—	—
Settled units (delivered shares)	(47,692)	13.97
Forfeited units	(8,929)	13.51
Balance at March 31, 2019	163,266	$13.39	2.06

Beginning January 1, 2018, Newmark began granting stand-alone Newmark RSUs to Newmark employees and directors. The fair value is determined on the date of grant based on the market value of Newmark Class A common stock in the same fashion as described above, and the awards vest ratably over the two- to four-year vesting period into settled units of Newmark Class A common stock.

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

During the three months ended March 31, 2019, BGC did not grant any RSUs. As of March 31, 2018, BGC granted 3 thousand of RSUs with aggregate estimated grant date fair value of $26 thousand to Newmark employees and directors. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

There were no Newmark RSU grants during the three months ended March 31, 2019 and 2018.

As of March 31, 2019 and 2018, the aggregate estimated grant date fair value of outstanding BGC RSUs was $0.9 million and $2.3 million, respectively. As of March 31, 2019 and 2018, the aggregate estimated grant date fair value of outstanding Newmark RSUs was $2.2 million and zero, respectively.

Compensation expense related to BGC RSUs, before associated income taxes, was approximately $0.3 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively. Compensation expense related to Newmark RSUs, before associated income taxes, was approximately $0.3 million for the three months ended March 31, 2019. As of March 31, 2019, there was approximately $2.2 million total unrecognized compensation expense related to unvested Newmark RSUs and approximately $1.1 million total unrecognized compensation expense related to unvested BGC RSUs.

Newmark may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended March 31, 2019 and 2018, were $0.2 million and $1.1 million, respectively. As of March 31, 2019, and December 31, 2018, the total liability for the deferred cash compensation awards was $0.9 million and $1.5 million, respectively, and is included in “Other long-term liabilities” in Newmark’s unaudited condensed consolidated balance sheets.

(See Note 27 — Related Party Transactions for compensation related matters for the transfer of CCRE employees to Newmark).

(31)	Commitments and Contingencies
(a)	Contractual Obligations and Commitments

As of March 31, 2019 and December 31, 2018, Newmark was committed to fund approximately $657.0 million and $294.0 million, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)	Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2014 through 2018 for which contingent cash consideration of $16.8 million and limited partnership units of 1.4 million may be issued on certain targets being met through 2021. The contingent equity instruments are issued by and are included in the current portion of “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets. The contingent cash liability is recorded at fair value as deferred consideration on Newmark’s unaudited condensed consolidated balance sheets.

(c)	Contingencies

In the ordinary course of business, various legal actions are brought and are pending against Newmark and its subsidiaries in the U.S. and internationally. In some of these actions, substantial amounts are claimed. Newmark is also involved, from time to time, in reviews, examinations, investigations and proceedings by governmental and self-regulatory agencies (both formal and informal) regarding Newmark’s business, which may result in regulatory, civil and criminal judgments, settlements, fines, penalties, injunctions or other relief. The following generally does not include matters that Newmark has pending against other parties which, if successful, would result in awards in favor of Newmark or its subsidiaries:

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

(32)	Subsequent Events

First Quarter 2019 Dividend

On May 7, 2019, Newmark’s Board of Directors declared a quarterly qualified cash dividend of $0.10 per share payable on June 12, 2019 to Class A and Class B common stockholders of record as of May 28, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Newmark’s financial condition and results of operations should be read together with Newmark’s unaudited condensed consolidated financial statements and related notes, as well as the “Special Note Regarding Forward-Looking Statements” relating to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”), included in Newmark’s Annual Report on Form 10-K and in this report. When used herein, the terms “Newmark Knight Frank,” “Newmark,” the “Company,” “we,” “us,” and “our” refer to Newmark and its consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2019 and 2018. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

Overview and Business Environment

Newmark is a growing, full-service commercial real estate services business. We have been the fastest growing U.S. commercial real estate services firm (when compared with our full service publicly traded U.S. peers (based on fee revenues when disclosed, or on total revenues otherwise)), with a revenue compound annual growth rate of 20.8% from 2016 to March 31, 2019. We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and government sponsored enterprise (“GSE”) lending and loan servicing, mortgage broking and equity-raising. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

We generate revenues from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Our growth to date has been focused in North America. As of March 31, 2019, we have more than 5,300 employees, including more than 1,700 revenue-generating producers in approximately 135 offices in 97 cities. In addition, Newmark has licensed its name to 15 commercial real estate providers that operate out of 26 offices in certain locations where Newmark does not have its own offices. Our partner, Knight Frank, operates out of over 500 offices.

The discussion of our financial results reflects only the business owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the Newmark name in their branding or marketing.

Over the past several years, we expanded our capital markets capabilities through the strategic addition of many prolific, accomplished capital markets producers in key markets throughout the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of $60.0 billion as of March 31, 2019 (of which approximately 5% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans. Additionally, we expect to see continued growth from our valuation and advisory business particularly in conjunction with our increasingly robust capital markets platform.

We continue to invest in the business by adding high profile and talented producers and other revenue-generating professionals. Historically, newly hired commercial real estate producers tend to achieve dramatically higher productivity in their second and third years with our company, although we incur related expenses immediately. As our newly hired producers increase their production, we expect our commission revenue and earnings growth to accelerate, thus reflecting our operating leverage. Our pre-tax margins are impacted by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole and margins from “Gains from mortgage banking activities/originations, net” tend to be lower as we retain rights to service loans over time. In addition, capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and visibility when compared with leasing advisory. Capital markets transactions tend to have higher pre-tax margins than leasing advisory transactions, while leasing advisory revenues are generally more predictable than revenues from capital markets. Property and facilities management, along with certain of our other Global Corporate Services (“GCS”) products, generally have the most predictable and steady revenues, although pre-tax earnings margins for property and facilities management are at the lower end of those for our business as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period, which provides us with stable and foreseeable sources of revenues. Newmark’s revenues are balanced between businesses that are relatively less predictable and contractual sources that are very predictable. Approximately 69% of our revenues for the three months ended March 31, 2019 were generated by our most predictable and highly visible sources, including agency leasing, valuation, GCS, management services, loan servicing and tenant representation leasing business. The remaining 31% of revenues were generated by our more transactional investment sales, mortgage brokerage, and GSE lending platforms. Despite being more transactional, there are $2.0 trillion of mortgage maturities between 2019 and 2023 which should support strong levels of mortgage brokerage activities. Our mortgage brokerage volume has increased 47.2% year-on-year in the quarter.

Berkeley Point Acquisition and Investment in Real Estate LP

On September 8, 2017, BGC Partners, Inc. (“BGC” or “BGC Partners”) acquired, from Cantor Commercial Real Estate Company, LP (“CCRE”), 100% of the equity of Berkeley Point Financial LLC (“Berkeley Point” or “BPF”). Berkeley Point is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans. On December 13, 2017, in connection with the separation from BGC, the assets and liabilities of Berkeley Point were transferred to Newmark. See Note 27 – “Related Party Transactions” to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Separation, Initial Public Offering and Spin-Off

Separation and Distribution and Related Agreements

On December 13, 2017, prior to the closing of Newmark’s initial public offering (“IPO”), BGC, BGC Holdings, L.P (“BGC Holdings”) BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, L.P (“Newmark Holdings”), Newmark Partners, L.P. (“Newmark OpCo”) and, solely for the provisions listed therein, Cantor Fitzgerald L.P. (“CFLP”, and together with affiliates, “Cantor”) and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (the “Original Separation and Distribution Agreement”). The Original Separation and Distribution Agreement set forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•the principal corporate transactions pursuant to which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group (defined below), the “BGC Group”) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark Group”) the assets and liabilities of the BGC Group relating to BGC’s Real Estate Services business, including BGC’s interests in both BPF and Real Estate LP (the “Separation”);

•the proportional distribution of interests in Newmark Holdings to holders of interests in BGC Holdings;

•the IPO;

•the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below; and

•the pro rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock, which distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes.

See Note 27 – “Related Party Transactions” and Note 22 – “Long-Term Debt” to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Initial Public Offering

On December 15, 2017, Newmark announced the pricing of the IPO of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK.” In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark Class A common stock from Newmark at the IPO price, less underwriting discounts and commission (the “option”). As a result, Newmark received aggregate net proceeds of approximately $295.4 million from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses. See Note 27 – “Related Party Transactions ” to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

BGC’s Investment in Newmark Holdings

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings. for approximately $242.0 million (the “Investment in Newmark in Newmark Holdings”). See Note 27 – “Related Party Transactions” to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Debt Repayment and Credit Agreements

As of January 1, 2018 Newmark had an outstanding balance of $270.7 million under the Term Loan (“Term Loan”). Newmark used the proceeds of BGC’s 2018 Investment in Newmark plus cash on hand to repay in full the Term Loan.

As of January 1, 2018, Newmark had an outstanding balance of $40.0 million under an unsecured senior credit agreement, which was amended and restated on March 19, 2018 (“Intercompany Credit Agreement”). Through the six months ended June 30, 2018, Newmark borrowed an additional $230.0 million and used these proceeds plus cash on hand to fund its restricted cash account pledged for the benefit of Fannie Mae. On September 4, 2018 Newmark borrowed $112.5 million in order to repay the 2042 Promissory Note (“2042 Promissory Note”). On October 4, 2018, Newmark withdrew $252.0 million of cash on hand that was in excess of the minimum balance required to be pledged for the benefit of Fannie Mae to repay $252.0 million towards the outstanding balance of the Intercompany Credit Agreement. The remaining balance of $130.5 million was repaid with the proceeds of the 6.125% Senior Notes (as defined below).

As of January 1, 2018, Newmark had an outstanding balance of $400.0 million under the Converted Term Loan, (“Converted Term Loan”).  On June 19, 2018 Newmark repaid $152.9 million, and on September 26, 2018 repaid $113.2 million of the Converted Term Loan, using the proceeds from the Newmark Opco Preferred Investments (as defined below). On November 6, 2018, Newmark repaid the remaining balance of $133.9 million with the proceeds of the 6.125% Senior Notes.

As of January 1, 2018 Newmark, had an outstanding balance of $112.5 million under the 2042 Promissory Note payable to BGC. On September 4, 2018, Newmark borrowed $112.5 million under the Intercompany Credit Agreement and repaid this note in full.

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.937% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of approximately $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. Newmark used the net proceeds to repay the remaining balance of the Converted Term Loan of $133.9 million, the balance of the Intercompany Credit Agreement of $130.5 million, and a portion of the 2019 Promissory Note (as defined below). The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act.

On November 23, 2018, Newmark repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note, (“2019 Promissory Note”), primarily using proceeds from the sale of its 6.125% Senior Notes. Upon repayment of the 2019 Promissory Note, Newmark had no further debt obligations owed to or guaranteed by BGC, which was one of the requirements for the Spin-Off to be tax-free.

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

Credit Rating

In 2018, we improved the credit profile of Newmark. The combination of our lower long-term debt and higher total equity improved our credit ratios with specific regard to debt to equity. Newmark received a stand-alone BBB- stable credit rating from Fitch and Kroll, as well as a BB+ stable rating from Standard & Poor’s during the fourth quarter of 2018.

The Spin-Off

On November 30, 2018, BGC completed the Spin-Off to its stockholders of all of the shares of our common stock owned by BGC as of immediately prior to the effective time of the Spin-Off, with shares of our Class A common stock distributed to the holders of shares of BGC’s Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on November 23, 2018 (the “Record Date”), and shares of our Class B common stock distributed to the holders of shares of BGC’s Class B common stock (consisting of Cantor and CF Group Management, Inc. (“CFGM”) of record as of the close of business on the Record Date).

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of March 31, 2019, the exchange ratio was 0.9558 shares of Newmark common stock per Newmark Holdings unit.

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be our controlling stockholder, and BGC and its subsidiaries no longer held any shares of our common stock or other equity interests in us or our subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.

Nasdaq Monetization Transactions

On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq. The total consideration received in the transaction included $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. Nasdaq generated gross revenues of approximately $4.3 billion in 2018. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. See Note 7— “Marketable Securities” to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Exchangeable Preferred Partnership Units and Forward Contract

On June 18, 2018, Newmark's principal operating subsidiary, Newmark OpCo, issued approximately $175.0 million of exchangeable preferred partnership units (“EPUs”) in a private transaction to the Royal Bank of Canada (“RBC”). Newmark received $152.9 million of cash with respect to this transaction.

On September 26, 2018 Newmark entered into a second agreement to issue approximately $150.0 million of additional EPUs to RBC, similar to the June 18, 2018 transaction (together the “Newmark OpCo Preferred Investment”). Newmark received $113.2 million of cash with respect to this transaction.

The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark, into a fixed number of shares of Newmark’s Class A common stock, subject to a revenue hurdle, in each of the fourth quarters of 2019 through 2022 for the first, second, third and fourth tranche, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark they have been included as “Noncontrolling interests” on the unaudited condensed consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs as “Retained earnings” on the unaudited condensed consolidated statement of changes in equity and included in “Consolidated net income (loss) available to common stockholders” for purposes of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the newly formed special purpose vehicles (“SPVs”) that are consolidated subsidiaries of Newmark, entered into four variable postpaid forward contracts with RBC (together, the "Nasdaq Forwards"). The SPVs are indirect subsidiaries of Newmark whose sole assets are the Nasdaq share Earn-outs for 2019 through 2022. The Nasdaq Forwards provide the option to both Newmark and RBC for RBC to receive up to 992,247 shares of Nasdaq common stock, received by Newmark pursuant to the Nasdaq Earn-out (See Note 7— “Marketable Securities” to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), in each of the fourth quarters of 2019 through 2022 in exchange for either cash or redemption of the EPUs, solely at Newmark’s option.

Transfer of Employees to Newmark and Other Related Party Transactions

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

In February 2019, the Audit Committee of the Company authorized Newmark and its subsidiaries to originate and service GSE loans to Cantor and its affiliates (other than BGC) and service loans originated by Cantor and its affiliates (other than BGC) on prices, rates and terms no less favorable to Newmark and its subsidiaries than those charged by third parties. The authorization is subject to certain terms and conditions, including but not limited to: (i) a maximum amount up to $100.0 million per loan, (ii) a $250.0 million limit on loans that have not yet been acquired or sold to a GSE at any given time, and (iii) a separate a $250.0 million limit on originated Fannie Mae loans outstanding to Cantor at any given time.

Growth Drivers

The key drivers of revenue growth for U.S. commercial real estate services companies include the overall health of the U.S. economy, the institutional ownership of commercial real estate as an investible asset class and the ability to attract and retain talent. In addition, in our capital markets business growth is driven by the availability of credit to purchasers of and investors in commercial real estate. In our multifamily business, delayed marriages, an aging population and immigration to the U.S. are increasing a pressing need for new apartments, with an estimated 4.6 million needed by 2030, according to a recent study commissioned by the National Multifamily Housing Council and the National Apartment Association. This should continue to drive investment sales, GSE multifamily lending and other mortgage brokerage and growth in our servicing portfolio for the foreseeable future. Our origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency (“FHFA”). As of December 31, 2018, the industry-wide caps are set at $35.0 billion excluding loans exempt from the caps, such as loans in the affordable and underserved market segments, or that finance water and energy efficiency improvements. These excluded categories can make up a significant portion of the overall market. For example, in both 2017 and 2018, more than half of the loan production reported by the GSEs and Federal Housing Administration (“FHA”) was excluded from the FHFA lending caps.

Economic Growth in the United States

The U.S. economy expanded by 3.2% during the first quarter of 2019, according to a preliminary estimate from the U.S. Department of Commerce. This growth compares with an increase of 2.2% in the first quarter of 2018 and 2.9% for full year 2018. The consensus is for U.S. gross domestic product to expand by 2.4% in 2019 and 1.9% in 2020, according to a recent Bloomberg survey of economists. This moderate pace of growth should help keep interest rates and inflation low by historical standards.

According to a preliminary report from the Bureau of Labor Statistics employers added a monthly average of approximately 180 thousand net new payroll jobs during the first quarter of 2019, which was below the prior year period’s 228 thousand and the average of 223 thousand per month in full year 2018. Despite the return to pre-recession unemployment rates (3.8% as of March 2019), the number of long-term unemployed and the labor force participation rate remains near a 30-year low. However, these latter two indicators are less important to commercial real estate than job creation.

The 10-year Treasury yield was down approximately 33 basis points to 2.41% as of March 31, 2019 versus the year-earlier date. Ten year Treasury yields have remained well below their 50-year average of approximately 6.35%, in large part due to market expectations that the Federal Open Market Committee will only moderately raise the federal funds rate over the next few years, as well as due to muted long-term inflation expectations. Interest rates are also relatively low due to even lower or negative benchmark government interest rates in much of the rest of the developed world, which makes U.S. government bonds relatively more attractive.

Steady economic growth and historically low interest rates have helped push vacancy rates down for the office, apartment, retail and industrial markets over the current economic expansion. Construction activity, while increasing, remains low compared with prior expansion cycles and low relative to demand and absorption, which means that property leasing markets continue to tighten. Overall, demand for commercial real estate remains strong. While the vast majority of new supply is going to the top 10-15 U.S. markets, there is healthy demand among investors for well-positioned suburban value add assets in secondary and tertiary markets, according to NKF Research. Asking rental rates posted moderate gains across all property types during 2018.

The following key trends drove the commercial real estate market during 2018:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate space across all major sectors;

•	Technology, professional and business services, coworking/flex and healthcare continued to power demand for office space;
•

E-commerce and supply-chain optimization has pushed industrial absorption to 36 consecutive quarters of positive net absorption, creating tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from sustained job growth, and underlying demographic trends towards apartment living among two key age groups: millennials and baby boomers; and
•	Continued corporate employment growth, combined with increased leisure travel, generated demand for hotel room-nights.

The U.S. tax cuts could continue to lift growth, along with leasing activity. Rising inflation and interest rates, byproducts of faster economic growth, could deliver a mixed outcome: rising interest rates can put upward pressure on cap rates, but stronger rent growth and sustained investor demand could support higher property values and income growth.

Market Statistics

Although overall industry metrics are not necessarily correlated to our revenues, they do provide some indication of spread between local benchmark government bond yields and U.S. cap rates will drive future international investment.

According to Real Capital Analytics (“RCA”), prices for commercial real estate were up by approximately 6.0% year-over-year for the quarter ended March 31, 2019. During the quarter, overall U.S. Commercial RCA real estate notional sales volumes declined by approximately 11.0% year-on-year in the U.S. According to a February, 2019 Mortgage Bankers Association (“MBA”) forecast, originations of commercial/multifamily loans of all types are projected to increase in terms of dollar volume for the year ended December 31, 2019. In comparison, our real estate capital markets business, which includes investment sales and commercial mortgage brokerage, increased its notional volumes by 21.8% year-over-year, during the quarter.

Our loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily volumes increased by 25.0% while RCA multifamily investment sales volumes increased by 1.0% year-over-year in the quarter. Newmark’s multifamily investments sales volumes increased by 14.6% year-over-year in the quarter. The GSE multifamily agency volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by Newmark and its competitors by 30 to 45 days. In comparison, Newmark’s combined notional volumes across GSE and FHA multifamily loan originations increased by 20.0% year-on-year in the quarter. As with other multifamily lenders, the Company’s mix of originations, and therefore revenues from “Gains from mortgage banking activities/origination, net”, can vary depending on the size of loans, as well by the categories of loans with respect to the FHA, Freddie Mac, and different Fannie Mae structures.

According to NKF Research, the combined average vacancy rate for office, industrial, and retail properties ended the quarter at 7.6%, which represents an improvement of approximately 50 basis points on an unweighted basis compared with the year earlier period. NKF Research estimates that rents for all property types in the U.S. increased year-on-year across all 3 sectors, while overall U.S. leasing activity decreased. In comparison, revenues from our leasing commissions business increased by 8.2% year-on-year in the quarter.

Regulatory Environment

See “—Regulatory Requirements” herein for information related to our regulatory environment.

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

We have invested significantly to capitalize on the current business environment through acquisitions, technology spending and the hiring of new producers, salespeople, managers and other front-office personnel. The business climate for these acquisitions has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have been able to attract businesses and producers, salespeople, managers and other front-office personnel to our platform as we believe they recognize that we have the scale, technology, experience and expertise to succeed in the current business environment. See “Business—Our History” in Part I, Item 1 of our Annual Report on Form 10-K for a description of our acquisitions since 2017.

As of March 31, 2019 our producer headcount was up 11% year-on-year to over 1,700 producers and salespeople as compared to the prior year. As of March 31, 2019, average revenue generated per producer increased by 6.6% to approximately $885 thousand on a trailing twelve-month basis. This increase can be attributed to the hiring of highly productive and talented producers to the platform.

Since 2015, our acquisitions have included Berkeley Point, a controlling interest in a commercial real estate due diligence joint venture, several companies which were affiliated under the Apartment Realty Advisors brand, Computerized Facility Integration, LLC, Excess Space, RKF, Jackson & Cooksey, Inc., MiT National Land Services, LLC and several local and regional brokerage, property management, project management and commercial real estate valuation and advisory services companies, including our first international acquisition in Mexico City. We recently acquired MLG Commerical, a leading commercial real estate company offering both brokerage and property management services in Wisconsin.

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

Fees are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. In capital markets, fees are earned and recognized when the sale of a property closes, and title passes from seller to buyer for investment sales and when debt or equity is funded to a vehicle for debt and equity transactions. Gains from mortgage banking activities/originations, net are recognized when a derivative asset is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Gains from mortgage banking activities/originations, net are recognized net of related fees and commissions to affiliates or third-party brokers. For loans we produce, revenues are recognized when the loan is closed. Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow accounting principles generally accepted in the U.S., or “U.S. GAAP”, which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for Leasing and Capital Markets transactions. See Note 3—"Summary of Significant Accounting Policies” to our Unaudited Condensed Consolidated Financial Statements included Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed discussion.

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

As part of our compensation plans, certain employees have been granted limited partnership units in BGC Holdings and Newmark Holdings, which generally receive quarterly allocations of net income, that are cash distributed on a quarterly basis and that are generally contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.

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

Certain limited partnership units are granted exchangeability into Class A common stock. At the time exchangeability is granted, the Company recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.

Our employees have been awarded preferred partnership units in BGC Holdings and Newmark Holdings. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation, which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units in BGC Holdings and Newmark Holdings, respectively. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into our Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in our fully diluted share count. The quarterly allocations of net income on these preferred partnership units are also reflected in compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.

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

From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. (See Note 30— “Compensation” and Note 31— “Commitment and Contingencies,” to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

We pay fees to BGC Partners and/or Cantor for performing certain administrative and other support, including charges for occupancy of office space, utilization of fixed assets and accounting, operations, human resources, legal services and technology infrastructure support. Management believes that these charges are a reasonable reflection of the utilization of services rendered. However, the expenses for these services are not necessarily indicative of the expenses that would have been incurred if we had not obtained these services from BGC Partners or Cantor. In addition, these charges may not reflect the costs of services we may receive from BGC Partners or Cantor in the future.

Other Income, Net

Other income, net is comprised of the gains associated with the earn-out shares related to the Nasdaq transaction and the movements related to the to the impact of any unrealized non-cash mark-to-market gains or losses related to the Nasdaq Forwards. Additionally, other income included gains (losses) on equity method investments which represent our pro-rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, and the mark-to-market gains or losses on the cost method investments accounted for pursuant to the measurement alternative under Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

Provision for Income Taxes

We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (which we refer to as “UBT”) in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (See Note 2 – “Limited Partnership Interests” to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) rather than the partnership entity. The Company’s unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes.

Financial Highlights

For the three months ended March 31, 2019, Newmark’s total revenues increased by 4.0% as compared to the three months ended March 31, 2018. This improvement was led by an 8.2% increase in leasing and other commissions, which was the result of acquisitions, 1.4% increase in revenues from capital markets brokerage, net and a 7.8% increase in management services, servicing fees, and other, partially offset by a 19.4% decrease in gains from mortgage banking activities. Newmark’s revenues from both tenant representation and agency businesses leasing improved in the first quarter of 2019. The Company’s capital markets volumes increased by 22% year-on-year, which significantly outpaced overall volumes in the U.S. Gains from mortgage banking activities/origination declined due to lower originated mortgage servicing rights (“OMSR”) fees and lower origination fees due to a change in the loan mix. Management services, servicing fees, and other revenues increased primarily due to higher servicing fees and higher interest income. The Company’s first quarter of 2019 revenues were consistent with normal quarterly seasonality for Newmark and its full service peers. Over the past three calendar years, Newmark generated an average 21 percent of its full year revenues in the first quarter.  For the Company’s full service peers, the comparable simple average for full year revenues in the first quarter was 20 percent over the past two years. This is based on the reported results U.S. ticker symbols CBRE, JLL, CIGI, and CWK. 2016 revenues for the peers may not be applicable due to the impact of ASC 606 on certain of their results. Quarterly seasonality also generally impacts measures of GAAP earnings and cash flows from operations before lending activities reported by commercial real estate services companies. Newmark’s GAAP Income before income taxes and noncontrolling interests would have increased by approximately 10% year-over-year for the quarter but for the decrease in non-cash “Other income (loss)” related to unrealized mark-to-market movements with respect to the Nasdaq Forwards.We continue to hire high quality producers, strategically acquire local and regional firms and enhance our cross-selling capabilities across business lines as prior acquisitions and hires become more acclimated to the platform.

Impact of Adopting Revenue Recognition Guidance

On January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), which provides accounting guidance on the recognition of revenues from contracts with customers and impacts the presentation of certain revenues and expenses in our unaudited condensed consolidated statements of operations. Newmark elected to adopt ASC 606 using a modified retrospective approach with regard to contracts that were not completed as of December 31, 2017, and prospectively from January 1, 2018 onward. Due to the adoption of ASC 606, for all periods from the first quarter of 2018 onward, Newmark did not and will not record revenues or earnings related to “Leasing and other commissions” with respect to contingent revenue expected to be received in future periods as of December 31, 2017, in relation to contracts signed prior to January 1, 2018, for which services have already been completed. Instead, the Company recorded this contingent revenue and related commission payments on the balance sheet on January 1, 2018, with a corresponding pre-tax improvement of approximately $22.7 million and Newmark recognized an increase of $16.5 million and $2.3 million to beginning retained earnings and noncontrolling interests, respectively, as a cumulative effect of adoption of an accounting change. Over time, the Company expects to receive $23.0 million of cash related to these “Leasing and other commissions” receivables, primarily over the course of 2018 and 2019. This cash, however, will not be recorded as GAAP net income.

See Note 13— “Revenues from Contracts with Customers” to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information.

Impact of Adopting Lease Guidance

On January 1, 2019 Newmark adopted ASC 842 Leases (“ASC 842”), which provides guidance on the accounting and disclosure for accounting for leases.  Newmark has elected the optional transition method, and pursuant to this transition method, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019.  Newmark has elected the package of ‘practical expedients,’ which permits Newmark not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Newmark has elected the short-term lease recognition exemption for all leases that qualify, and has elected the practical expedient to not separate lease and non-lease components for all leases other than real estate leases.

The adoption of ASC 842 on January 1, 2019 resulted in the recognition of Right of Use (“ROU”) assets of approximately $178.8 million and ROU liabilities of approximately $226.7 million, with no effect on beginning retained earnings.

The adoption of the new guidance did not have a significant impact on Newmark’s unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of changes in equity and unaudited condensed consolidated statements of cash flows.

See Note 3— “Summary of Significant Accounting Policies” and Note 18— “Leases” to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019		2018
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$172,471	38.5%	$159,371	37.0%
Capital markets	102,797	23.0	101,364	23.6
Gains from mortgage banking activities/originations, net	31,346	7.0	38,914	9.0
Management services, servicing fees and other	141,042	31.5	130,811	30.4
Total revenues	447,656	100.0	430,460	100.0
Expenses:
Compensation and employee benefits	263,353	58.8	261,088	60.7
Equity-based compensation and allocations of net income to limited partnership units and FPUs	13,871	3.1	17,416	4.0
Total compensation and employee benefits	277,224	61.9	278,504	64.7
Operating, administrative and other	87,893	19.6	75,427	17.5
Fees to related parties	6,725	1.5	6,894	1.6
Depreciation and amortization	28,304	6.3	22,513	5.2
Total operating expenses	400,146	89.3	383,338	89.0
Other income (losses), net:
Other income (loss)	(9,718)	(2.2)	5,707	1.3
Total other income, net	(9,718)	(2.2)	5,707	1.3
Income from operations	37,792	8.4	52,829	12.3
Interest expense, net	(7,699)	(1.7)	(13,409)	(3.1)
Income before income taxes and noncontrolling interests	30,093	6.7	39,420	9.2
Provision for income taxes	6,687	1.5	6,933	1.6
Consolidated net income	23,406	5.2	32,487	7.6
Less: Net income attributable to noncontrolling interests	6,502	1.5	12,490	2.9
Net income available to common stockholders	$16,904	3.7%	$19,997	4.7%

Three months ended March 31, 2019 as compared to the three months ended March 31, 2018

Revenues

Leasing and Other Commissions

Leasing and other commission revenues increased by $13.1 million, or 8.2%, to $172.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase was due to the result of prior acquisitions.

Capital Markets

Capital markets revenue increased by $1.4 million, or 1.4%, to $102.8 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Capital markets volumes increased by 22% year-on-year, which significantly outpaced overall volumes in the U.S.

Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities, net decreased by $7.6 million, or 19.4%, to $31.3 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The decrease was primarily driven by lower OMSR revenue of $4.7 million, resulting from the change in the product mix. Newmark’s combined volumes from multifamily originations, investment sales, and non-originated mortgage brokerage increased by 20% year-on-year to approximately $7.0 billion in the first quarter of 2019. As with other multifamily agency lenders, the Company’s mix of originations, and therefore revenues, can vary depending on the size of loans, as well by the categories of loans with respect to the FHA, Freddie Mac, and different Fannie Mae structures.

A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the three months ended March 31, 2019 and 2018, we recognized $16.4 million and $21.1 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other

Management services, servicing fees and other revenue increased $10.2 million, or 7.8%, to $141.1 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. $5.5 million of this increase was related to the valuation and advisory business and $5.3 million was related to servicing fee revenues.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $2.3 million, or 0.9%, to $263.4 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Compensation and employee benefits were 58.8% of total revenue for the three months ended March 31, 2019 as compared to 60.7% for the three months ended March 31, 2018.

Equity-based compensation and allocations of net income to limited partnership units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $3.5 million, or 20.4%, to $13.9 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This decrease was primarily driven by a decrease of $5.8 million in equity-based compensation, partially offset by allocations of net income of $2.3 million.

Operating, Administrative and Other

Operating, administrative and other expenses increased $12.5 million, or 16.5%, to $87.9 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This increase was primarily driven by costs related to prior acquisitions and increased interest expense on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $4.4 million, which is commensurate with the increase in interest income on Loans held for sale.

Fees to Related Parties

Fees to related parties decreased by $0.2 million, or 2.5%, to $6.7 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. Fees to related parties are allocations paid to BGC Partners and/or Cantor for administrative and support services.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2019 increased by $5.8 million, or 25.7%, to $28.3 million as compared to the three months ended March 31, 2018. This increase is due to a $4.3 million increase in mortgage servicing rights amortization and $1.7 million increase in fixed asset depreciation.

Because the Company recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes mortgage servicing rights (“MSRs”) in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the three months ended March 31, 2019 and 2018, our expenses included $22.1 million and $17.8 million of MSR amortization, respectively.

Other Income (Losses), Net

Other Income (Losses), Net of $(9.7) million in the three months ended March 31, 2019 is primarily related to the mark-to-market losses related to the Nasdaq Forwards of $13.3 million, which was partially offset by $3.9 million of mark-to-market income on the Nasdaq shares held at March 31, 2019.

Interest (Expense) Income, Net

Interest expense of $7.7 million incurred during the three months ended March 31, 2019 is primarily related to interest expense on the 6.125% Senior Notes. This is partially offset by interest income primarily related to employee loans.

Provision (Benefit) for Income Taxes

Provision for income taxes decreased by $0.2 million, or 3.5%, to $6.7 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This decrease was primarily driven by the mix of allocable revenues among legal entities as a corporation. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests

Net income attributable to noncontrolling interests decreased by $6.0 million, or 47.9%, to $6.5 million for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  This decrease was due to lower pre-tax income and the change in Newmark’s corporate structure as result of the Spin-Off.

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

	March 31, 2019	December 31, 2018	September 30, 2018[2]	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017[1,2]	June 30, 2017[1]
Revenues:
Commissions	$275,268	$426,431	$319,340	$279,833	$260,735	$312,992	$256,918	$239,848
Gains from mortgage banking activities/originations, net	31,346	49,501	51,972	41,877	38,914	41,737	45,455	73,546
Management services, servicing fees and other	141,042	155,759	147,497	144,909	130,811	105,847	95,848	91,677
Total revenues	447,656	631,691	518,809	466,619	430,460	460,576	398,221	405,071
Expenses:
Compensation and employee benefits	263,353	342,876	291,382	266,639	261,088	281,439	264,294	232,862
Equity-based compensation and allocations of net income to limited partnership units and FPUs	13,871	99,085	40,776	67,367	17,416	76,078	24,866	29,507
Total compensation and employee benefits	277,224	441,961	332,158	334,006	278,504	357,517	289,160	262,369
Operating, administrative and other	87,893	91,369	84,914	80,048	75,427	60,064	52,313	59,404
Fees to related parties	6,725	6,323	6,644	6,301	6,894	6,531	5,355	4,167
Depreciation and amortization	28,304	29,146	25,873	20,201	22,513	24,438	29,922	23,218
Total operating expenses	400,146	568,799	449,589	440,556	383,338	448,550	376,750	349,158
Other income (losses), net:
Other income (loss)	(9,718)	28,234	93,717	(365)	5,707	(2,029)	77,264	(715)
Total other income (losses), net	(9,718)	28,234	93,717	(365)	5,707	(2,029)	77,264	(715)
Income from operations	37,792	91,126	162,937	25,698	52,829	9,997	98,735	55,198
Interest (Expense) Income, net	(7,699)	(14,705)	(11,509)	(10,582)	(13,409)	(1,453)	1,724	1,381
Income before income taxes and noncontrolling interests	30,093	76,421	151,428	15,116	39,420	8,544	100,459	56,579
Provision for income taxes	6,687	36,862	35,870	10,822	6,933	54,082	1,989	1,422
Consolidated net income (loss)	23,406	39,559	115,558	4,294	32,487	(45,538)	98,470	55,157
Less: Net income (loss) attributable to noncontrolling interests	6,502	21,800	47,321	3,555	12,490	633	(337)	12
Net income (loss) available to common stockholders	$16,904	$17,759	$68,237	$739	$19,997	$(46,171)	$98,807	$55,145

(1)	Financial results have been retrospectively adjusted to include the financial results of Berkeley Point. See “Berkeley Point Acquisition and Investment in Real Estate LP”.
(2)	Amounts include the gains related to the Nasdaq Earn-out associated with the Nasdaq monetization transactions recorded in Other income, net.

Financial Position, Liquidity and Capital Resources

Overview

The primary source of liquidity for our business is the cash flow provided by our operations.

Our future capital requirements will depend on many factors, including our rate of sales growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities (including the Cantor Credit Agreement), and Nasdaq shares are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. On October 25, 2018 Newmark received a stand-alone BBB- stable credit rating from Fitch Ratings Inc. and a BB+ stable rating from Standard & Poor’s and on October 29, 2018 Newmark received a stand-alone BBB- stable credit rating from Kroll Bond Rating Agency.  As of March 31, 2019, our long-term debt consists of our 6.125% Senior Notes with a carrying amount of $538.6 million.

Balance Sheet

Total assets at March 31, 2019 were $3,453.2 million as compared to $3,454.2 million at December 31, 2018. The decrease of $1.0 million was driven by decreases of $117.8 million in loans held for sale, a decrease in cash of $50.0 million, a decrease in receivables from related parties of $20.5 million, a decrease in other current assets of $6.2 million, a decrease in receivables, net of $5.7 million and a decrease in marketable securities of $5.2 million. These decreases were partially offset by increases in other assets of $179.7 million primarily related to ROU assets and in loans from employees and partners of $27.5 million. Total liabilities at March 31, 2019 and December 31, 2018 were $2,405.8 million and $2,371.2 million, respectively. Total liabilities increased primarily due to an increase of $174.8 million of other long-term liabilities, resulting from the ROU liabilities, an increase in securities loaned of $43.7 million, and an increase in current portion of payables to related parties of $15.8 million.  These increases were partially offset by decreases in borrowings from our warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $112.6 million, $77.7 million of accrued compensation, and $10.0 million of current portion of accounts payable, accrued expenses and liabilities.

Liquidity

Fees to related parties that are charged by BGC Partners and/ or Cantor to Newmark are reflected as cash flows from operating activities in the unaudited condensed consolidated statement of cash flows for each period presented. All other amounts sent to or from BGC Partners and Cantor are reflected as cash flows from financing activities in the unaudited condensed consolidated statement of cash flows for each period presented.

For the three months ended March 31, 2019, net cash provided by operating activities was $39.4 million, and net cash used in operating activities was $590.4 million for the three months ended March 31, 2018. Net cash used in operating activities excluding activity from loan originations and sales for the three months ended March 31, 2019 was $78.4 million, and net cash provided by operating activities excluding activity from loan originations and sales for the three months ended March 31, 2018 was $12.6 million. We expect to generate cash flows from operations to fund our business operations and growth strategy to meet our short-term liquidity requirements, which we define as the next 12 months. We also expect that cash flows from operations, cash on hand, our $250.0 million Credit Facility, and Nasdaq shares will be sufficient to fund our operations, growth strategy and dividends and distributions to meet our long-term liquidity requirements.

As of March 31, 2019, our liquidity, which Newmark defines as cash and cash equivalents, and marketable securities, less securities loaned, was $72.5 million. This does not include the approximately $451.4 million in additional Nasdaq stock (stock value based on the May 8, 2019 closing price) that Newmark expects to receive between 2023 and 2027. Newmark expects to use its considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of Newmark, all while maintaining or improving its credit profile.

Debt

Debt outstanding as of March 31, 2019 and December 31, 2018 was as follows (in thousands):

	As of March 31,	As of December 31,
	2019	2018
Warehouse facilities	$859,746	$972,387
Short-term debt	859,746	972,387
6.125% Senior Notes	538,626	537,926
Long-term debt	538,626	537,926
Total debt	$1,398,372	$1,510,313

In addition to the above, Newmark also has a $250.0 million three-year unsecured senior revolving credit facility and a $250.0 million unsecured credit agreement with Cantor.  As of March 31, 2019, there were no borrowings under these facilities.

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

6.125% Senior Notes

On November 2, 2018, Newmark announced the pricing of an offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023, which closed on November 6, 2018. The 6.125% Senior Notes were offered and sold in a private offering exempt from the registration requirements under the Securities Act. The 6.125% Senior Notes are general senior unsecured obligations of the Company. These 6.125% Senior Notes were priced at 98.937% to yield 6.375%.  The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act.

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

Short-Term Borrowings

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises

As of March 31, 2019, Newmark had $1,250.0 million of committed loan funding available through three commercial banks, an uncommitted warehouse line of $200.0 million, and an uncommitted $325.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC.

Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	For the three months ended March 31,
	2019	2018

Net cash provided by (used in) operating activities (1)	$39,433	$(590,394)
Add back :
Loan originations - loans held for sale	1,554,443	1,410,690
Loan sales - loans held for sale	(1,685,561)	(822,811)
Unrealized Gains on loans held for sale	13,276	15,126
Net cash provided by (used in) operations excluding activity from loan orignations and sales (1)	$(78,409)	$12,611

(1)	Included in working capital are payments for corporate taxes in the amount of $59.3 million for the three months ended March 31, 2019.

Cash Flows for the three months ended March 31, 2019

For the three months ended March 31, 2019, we generated $39.4 million of cash from operations. However, excluding activity from loan originations and sales, net cash used by operating activities for the three months ended March 31, 2019 was $78.4 million. We had consolidated net income of $23.4 million, $44.1 million of positive adjustments to reconcile net income to net cash provided by operating activities (excluding activity from loan originations and sales) and $145.9 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $62.1 million of decreases in accrued compensation, $30.0 million in decreases in accounts payable, accrued expenses and other liabilities, $40.0 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to continued hiring and expansion of our business, and $18.6 million in increases in other assets. Cash provided by investing activities was $2.9 million, primarily related to $9.1 million of proceeds from the sale of marketable securities, partially offset by $5.9 million of purchases of fixed assets. We used $91.9 million of cash from financing activities primarily due to net payments to warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $112.6 million, distributions to limited partnership interests and noncontrolling interests of $34.0 million, and dividends of $16.0 million, which were partially offset from proceeds from securities loaned of $43.7 million and settlement of pre-Spin-Off related party receivables of $27.0 million.

Cash Flows for the three months ended March 31, 2018

For the three months ended March 31, 2018, we used $590.4 million of cash in operations. We had consolidated net income of $32.5 million, $568.3 million of negative adjustments to reconcile net income to net cash provided by operating activities, and $54.6 million of negative changes in operating assets and liabilities. $603.0 million of adjustments to reconcile net income to net cash provided by operating activities was related to loans held for sale. The negative change in operating assets and liabilities included $24.6 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to continued hiring and expansion of our business. We generated $42.5 million of cash provided by investing activities primarily related to proceeds from the sale of marketable securities. We generated $666.6 million of cash from financing activities primarily due to net proceeds from warehouse notes payable of $590.0 million, $242.0 million of proceeds from BGC’s investment in Newmark LPU’s and $162.0 million of new borrowings from BGC under the credit facility, partially offset by $270.7 million repayment of long-term debt.

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

REGULATORY REQUIREMENTS

As a result of the Berkeley Point Acquisition, Newmark is now subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s unaudited condensed consolidated financial statements. As of March 31, 2019, Newmark has met all capital requirements. As of March 31, 2019, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $326.8 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of March 31, 2019 Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of March 31, 2019 outstanding borrower advances were approximately $0.1 million, and are included in “Other assets” in the accompanying unaudited condensed consolidated balance sheets.

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

Repurchase Program

On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark’s Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $200.0 million, increased from the $100.0 million that had been authorized on March 12, 2018. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, we may actively continue to repurchase shares and/or redeem units. In December 2018, we repurchased 50,000 shares of Newmark’s Class A common stock for $0.5 million. As of March 31, 2019, Newmark had approximately $199.5 million remaining from its share repurchase and unit redemption authorization.

Fully Diluted Share Count

Our fully diluted weighted-average share count for the three months ended March 31, 2019 was as follows (in thousands):

Three Months Ended March 31, 2019
Common stock outstanding(1)	178,611
Partnership units(2)	89,991
Other	455
Total(3)	269,057

(1)

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the three months ended March 31, 2019, the weighted-average number of Class A shares was 157.2 million shares, Class B shares was 21.3 million shares and approximately 0.1 million shares of contingent Class A common stock and limited partnership units were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.

(2)

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units, (See Note 2— “Limited Partnership Interests”, to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of our Quarterly Report on Form 10-Q for more information.) In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock.  In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 23.6 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro-rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.

(3)	For the three months ended March 31, 2019, there were no potentially anti-dilutive securities that were included in the computation of fully diluted earnings per share.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

Newmark completed acquisitions from 2014 through 2018 for which contingent cash consideration of $16.8 million and limited partnership units of 1.4 million may be issued on certain targets being met through 2021.  The contingent equity instruments are issued by and are included in the current portion of “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets. The contingent cash liability is recorded at fair value as deferred consideration on Newmark’s unaudited condensed consolidated balance sheets.

EQUITY METHOD INVESTMENTS

Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of March 31, 2019, Newmark had $101.3 million in this equity method investment, which represents a 27% ownership in Real Estate LP.

Registration Statements

In January 2019, we filed a registration statement on Form S-4 pursuant to which the holders of our 6.125% Senior Notes due 2023 which were issued in a private placement were offered an opportunity to exchange such notes for new registered notes with substantially identical terms. The registration statement was declared effective by the SEC and on February 5, 2019, we announced an offer to exchange up to all $550.0 million aggregate principal amount of our outstanding 6.125% Senior Notes due 2023 for an equivalent amount of 6.125% Senior Notes due 2023 registered under the Securities Act. The exchange offer closed on March 14, 2019, and the 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act.

We have an effective registration statement on Form S-8 with respect to the issuance of up to 50.0 million shares of our Class A common stock (the “S-8 Registration Statement”) from time to time pursuant to our Long Term Incentive Plan (the “Equity Plan”). The Equity Plan authorizes the issuance of up to 400.0 million shares of our Class A common stock (subject to adjustment) pursuant to the exercise or settlement of awards granted under the Equity Plan.  There are 400.0 million shares reserved for issuance under the Equity Plan and as of March 31, 2019, we have issued 13.3 million shares of Class A Common stock under the Equity Plan and the S-8 Registration Statement. As of March 31, 2019, there were 386.7 million shares remaining for issuance under the S-8 Registration Statement.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at March 31, 2019 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$322,679	$29,522	$76,899	$66,489	$149,769
Warehouse facility collateralized by U.S. Government Sponsored Enterprises (2)	859,746	859,746	—	—	—
Long-term debt(3)	550,000	—	—	550,000	—
Interest on long-term debt(4)	168,437	33,687	67,375	67,375	—
Interest on Warehouse facilities collateralized by U.S. Government Sponsored Enterprises (5)	18,822	18,822	—	—	—
Total contractual obligations	$1,919,684	$941,777	$144,274	$683,864	$149,769

(1)	Operating leases are related to rental payments under various non-cancelable leases principally for office space.
(2)

Warehouse Facilities are collateralized by $873.0 million of loans held for sale, at fair value (See Note 21 – “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises” to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 in this Quarterly Report on Form 10-Q) which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.

(3)

Long-term debt reflects long-term borrowings of $550.0 million, 6.125% Senior Notes due 2023. The carrying amount of these notes was approximately $538.6 million. (See Note 22 –“ Long-Term Debt” to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

(4)	Reflects interest on the $550.0 million 6.125% Senior Notes until their maturity date of November 15, 2023.
(5)

Interest on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises was projected by using the 1-month LIBOR rate plus their respective additional basis points, primarily 120 basis points above LIBOR, applied to their respective outstanding balances as of March 31, 2019, through their respective maturity dates.  Their respective maturity dates range from June to October 2019, while one line has an open maturity date.  The notional amount of these committed and uncommitted warehouse facilities was $1,775.0 million at March 31, 2019. One of these lines had been increased temporarily by $300.0 million to $600.0 million for the period of January 29, 2019 to April 1, 2019.

As of March 31, 2019, Newmark was committed to fund approximately $657.0 million, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP guidance requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows could be materially affected. We believe that of our significant accounting policies, the following policies involve a higher degree of judgment and complexity.

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

Limited Partnership Units: Limited partnership units in BGC Holdings and Newmark Holdings are generally held by employees. Generally, such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. As discussed above, preferred units in BGC Holdings and Newmark Holdings are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. The quarterly allocations of net income to such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.

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

Certain limited partnership units in BGC Holdings and Newmark Holdings are granted exchangeability into BGC Partners Class A common stock (subject to adjustments and other requirements as set forth in the BGC Holdings and Newmark Holdings limited partnership agreement). At the time exchangeability is granted, we recognize an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our unaudited condensed consolidated statements of operations.

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The distributions are treated as compensation expense when made and the proceeds are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of March 31, 2019, and December 31, 2018, the aggregate balance of employee loans, net of reserve, was $313.0 million and $285.5 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2019 was $7.4 million and $6.0 million for the three months ended March 31, 2018. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

When reviewing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the results of the qualitative assessment are not conclusive, or if we choose to bypass the qualitative assessment, we perform a goodwill impairment analysis using a two-step process. Newmark had goodwill balances as of March 31, 2019 and of December 31, 2018 of $515.3 million.

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

Newmark entered into four variable postpaid forward contracts as a result of the Nasdaq Forwards.  These contracts qualify as derivative financial instruments. The Nasdaq Forwards provide Newmark with the ability to redeem the EPUs for Nasdaq stock, and as these instruments are not legally detachable, they represent single financial instruments. The financial instruments’ EPU redemption feature for Nasdaq common stock is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instruments, and, therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on Newmark’s balance sheet, with all changes in fair value recorded as a component of “Other income, net” on Newmark’s unaudited condensed consolidated statements of operations. See Note 11 — “Derivatives”, to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Recent Accounting Pronouncements

See Note 1— “Organization and Basis of Presentation,” to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for information regarding recent accounting pronouncements.

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

For the first quarter of 2019, our Board of Directors declared a dividend of 10 cents per share based on management’s current expectation of our post-tax Adjusted Earning per fully diluted share for the year, and has indicated that it expects such dividend to remain consistent for the full year. To the extent that 25% of our post-tax Adjusted Earnings per fully diluted share for the year exceeds this dividend on an annualized basis (i.e. an expected aggregate of $0.40 for four quarters), we do not expect that our Board of Directors will increase the amount of the quarterly dividend payment during the year, or make downward adjustment in the event of a shortfall, although no assurance can be given that adjustments will not be made during the year. We have indicated that we expect to announce the annual expected dividend rate in the first quarter of each year.

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

Non-GAAP Financial Measures

Newmark uses non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). Non-GAAP financial measures used by the Company include, but are not limited to “Adjusted Earnings before noncontrolling interests and taxes”, which is used interchangeably with “pre-tax Adjusted Earnings”; and “Post-tax Adjusted Earnings to fully diluted shareholders”, which is used interchangeably with “post-tax Adjusted Earnings.”

Equity-based Compensation and Allocations of Net Income to Limited Partnership Units and FPUs

Newmark has changed the GAAP line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the Company’s unaudited condensed consolidated statements of operations. The change resulted in the reclassification of amortization charges related to equity-based awards such as REUs and RSUs from GAAP “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs”. This change in presentation had no impact on the Company’s GAAP “Total compensation and employee benefits” nor GAAP “Total expenses”. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. These GAAP equity-based compensation charges reflect the following items:

*

Charges with respect to grants of exchangeability, which reflect the right of holders of limited partnership units with no capital accounts, such as LPUs and PSUs, to exchange these units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as cash paid with respect to taxes withheld or expected to be owed by the unit holder upon such exchange. The withholding taxes related to the exchange of certain non-exchangeable units without a capital account into either common shares or units with a capital account may be funded by the redemption of preferred units such as PPSUs.

*

Charges with respect to preferred units. Any preferred units would not be included in the Company’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain limited partnership units that may be granted exchangeability at ratios designed to cover any withholding taxes expected to be paid by the unit holder upon exchange. This is an alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.

*

GAAP equity-based compensation charges with respect to the grant of an offsetting amount of common stock or partnership units with capital accounts in connection with the redemption of non-exchangeable units, including PSUs and LPUs.

*	Charges related to amortization of RSUs and limited partnership units.
*	Charges related to grants of equity awards, including common stock or partnership units with capital accounts.
*	Allocations of net income to limited partnership units and FPUs. Such allocations represent the pro-rata portion of post-tax GAAP earnings available to such unit holders.

The Company’s Adjusted Earnings measure excludes all GAAP charges included in the line item “Equity-based compensation and allocations of net income to limited partnership units and FPUs” (or “equity-based compensation” for purposes of defining the Company’s non-GAAP results) as recorded on the Company’s GAAP unaudited condensed consolidated statements of operations and GAAP unaudited condensed consolidated statements of cash flows. Newmark had formerly excluded all charges related to the previous line item “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock.

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

All share equivalents that are part of the Company’s equity-based compensation program, including REUs, PSUs, LPUs, HDUs, and other units that may be made exchangeable into common stock, as well as RSUs (which are recorded using the treasury stock method), are included in the fully diluted share count when issued or at the beginning of the subsequent quarter after the date of grant. Generally, limited partnership units other than preferred units are expected to be paid a pro-rata distribution based on Newmark’s calculation of Adjusted Earnings per fully diluted share.

Other Items with Respect to Non-GAAP Results

Adjusted Earnings calculations also exclude non-cash GAAP gains attributable to originated mortgage servicing rights (which Newmark refer to as “OMSRs”) and non-cash GAAP amortization of mortgage servicing rights (which the Company refers to as “MSRs”). Under GAAP, the Company recognizes OMSRs gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. Subsequent to the initial recognition at fair value, MSRs are carried at the lower of amortized cost or fair value and amortized in proportion to the net servicing revenue expected to be earned. However, it is expected that any cash received with respect to these servicing rights, net of associated expenses, will increase Adjusted Earnings in future periods.

In addition, Adjusted Earnings calculations exclude certain unusual, one-time, non-ordinary or non-recurring items, if any, as well as certain gains and charges with respect to acquisitions, dispositions, or resolutions of litigation. The Company views excluding such items as a better reflection of the ongoing operations of the Company.

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

Adjustments Made to Calculate Pre-Tax Adjusted Earnings

Newmark defines pre-tax Adjusted Earnings as GAAP income (loss) from operations, excluding items such as:

•	Net non-cash GAAP gains or losses related to OMSRs and MSRs
•

The impact of any unrealized non-cash mark-to-market gains or losses on “Other income (loss)” related to the variable share forward agreements with respect to Newmark’s expected receipt of the Nasdaq payments in 2019, 2020, 2021, and 2022 (the “Nasdaq Forwards”);

•	Mark-to-market adjustments for cost basis investments under ASU 2016-01;
•	Non-cash GAAP asset impairment charges, if any;
•	Non-cash GAAP charges related to the amortization of intangibles with respect to acquisitions;
•	Unusual, one-time, non-ordinary, or non-recurring items; and
•	Equity-based compensation.

The amount of charges relating to equity-based compensation the Company uses to calculate pre-tax Adjusted Earnings on a quarterly basis is based upon the Company’s estimate of such expected charges during the annual period, as described further below under “Adjustments Made to Calculate Post-Tax Adjusted Earnings”.

Adjustments Made to Calculate Post-Tax Adjusted Earnings

Although Adjusted Earnings are calculated on a pre-tax basis, Newmark also reports post-tax Adjusted Earnings to fully diluted shareholders. The Company defines post-tax Adjusted Earnings to fully diluted shareholders as pre-tax Adjusted Earnings reduced by the non-GAAP tax provision described below and net income (loss) attributable to noncontrolling interest for Adjusted Earnings.

The Company calculates its tax provision for post-tax Adjusted Earnings using an annual estimate similar to how it accounts for its income tax provision under GAAP. To calculate the quarterly tax provision under GAAP, Newmark estimates its full fiscal year GAAP income (loss) from operations before income taxes and noncontrolling interests in subsidiaries and the expected inclusions and deductions for income tax purposes, including expected equity-based compensation during the annual period. The resulting annualized tax rate is applied to Newmark’s quarterly GAAP income (loss) from operations before income taxes and noncontrolling interests in subsidiaries. At the end of the annual period, the Company updates its estimate to reflect the actual tax amounts owed for the period.

To determine the non-GAAP tax provision, Newmark first adjusts pre-tax Adjusted Earnings by recognizing any, and only, amounts for which a tax deduction applies under applicable law. The amounts include charges with respect to equity-based compensation; certain charges related to employee loan forgiveness; certain net operating loss carryforwards when taken for statutory purposes; and certain charges related to tax goodwill amortization. These adjustments may also reflect timing and measurement differences, including treatment of employee loans; changes in the value of units between the dates of grants of exchangeability and the date of actual unit exchange; variations in the value of certain deferred tax assets; and liabilities and the different timing of permitted deductions for tax under GAAP and statutory tax requirements.

After application of these adjustments, the result is the Company’s taxable income for its pre-tax Adjusted Earnings, to which Newmark then applies the statutory tax rates to determine its non-GAAP tax provision. Newmark views the effective tax rate on pre-tax Adjusted Earnings as equal to the amount of its non-GAAP tax provision divided by the amount of pre-tax Adjusted Earnings.

Generally, the most significant factor affecting this non-GAAP tax provision is the amount of charges relating to equity-based compensation. Because the charges relating to equity-based compensation are deductible in accordance with applicable tax laws, increases in such charges have the effect of lowering the Company’s non-GAAP effective tax rate and thereby increasing its post-tax Adjusted Earnings.

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

Calculations of Post-Tax Adjusted Earnings per Share

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

On December 31, 2018, the Compensation Committee approved the monetization of 1,909,188 BGC Holdings PSUs held by Mr. Gosin and 264,985 BGC Holdings PPSUs (which had an average determination price of $4.2625 per unit), which transactions had an aggregate value of $11,000,000.  On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,592,016 non-exchangeable HDUs (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a value of $9,870,501); and (ii) the right to exchange for cash 264,985 BGC Holdings non-exchangeable PPSUs held by Mr. Gosin, (which had an average determination price of $4.2625 per unit), for a payment of $1,129,499 for taxes when (i) is exchanged. On February 22, 2019, the Compensation Committee initially approved for Mr. Gosin grants in Newmark Holdings NPSUs and NPPSUs. On April 25, 2019, the Compensation Committee modified Mr. Gosin’s awards by cancelling the grant of the previously mentioned Newmark Holdings NPSUs and NPPSUs and by granting non-exchangeable Newmark Holdings PSUs and PPSUs. The Committee approved this modification in order to reflect an annual compensation structure rather than a long-term NPSU/NPPSU structure.

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

•

Concurrently with the Separation and Contribution, we entered into the transactions described under “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Separation, Initial Public Offering, and Spin-Off” in our Annual Report on Form 10-K (the “10-K”).

•

In March 2018, BGC Partners made an additional investment in us as described under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations— Separation, Initial Public Offering, and Spin-Off—BGC Partners March 2018 Investment by BGC” in the 10-K.

•

The types of interests in Newmark, Newmark Holdings and Newmark OpCo outstanding following the completion of these transactions are described under “— Newmark Organizational Structure Following the Spin-Off below.”

The Separation and Contribution

Prior to the completion of the IPO, pursuant to the Original Separation and Distribution Agreement, (“as defined below”), members of the BGC Group transferred to us substantially all of the assets and liabilities of the BGC group relating to BGC Partners’ Real Estate Services segment, including Newmark, Berkeley Point and the right to receive the remainder of the Nasdaq Earn-out. For a description of the Nasdaq Earn-out, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Nasdaq Monetization Transactions” in the 10-K. Prior to the Separation, the BGC Group held all of the historical assets and liabilities related to our business.

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

Assumption and Repayment of Indebtedness

For a description of Newmark’s assumption and repayment of certain indebtedness prior to the Spin-Off, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Separation, Initial Public Offering, and Spin-Off—Debt Repayments and Credit Agreements” in the 10-K.

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

Amended and Restated Separation and Distribution Agreement

For a description of the Amended and Restated Separation and Distribution Agreement, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Separation, Initial Public Offering, and Spin-Off—Amended and Restated Separation and Distribution Agreement” in the 10-K.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings, held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of March 31, 2019, the exchange ratio was 0.9558 shares of Newmark common stock per Newmark Holdings unit.

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

Newmark Organizational Structure Following the Spin-Off

As of March 31, 2019, there were 157,422,916 shares of our Class A common stock issued and outstanding. Cantor and CFGM held no shares of our Class A common stock. Each share of Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of March 31, 2019, Cantor and CFGM held 21,285,533 shares of our Class B common stock representing all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of March 31, 2019, represented approximately 57.5% of our total voting power. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to 10 votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Class B common stock into shares of Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of March 31, 2019, we directly held Newmark OpCo limited partnership interests consisting of approximately 89,130,079 units representing approximately 33.2% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we will consolidate Newmark OpCo’s results for financial reporting purposes.

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

Each unit of Newmark Holdings limited partnership interests held by Cantor and CFGM is generally exchangeable with us for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement) and was 0.9558 as of March 31, 2019.

As of March 31, 2019, 5,402,901 founding/working partner interests were outstanding. These founding/working partner were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires such interests from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for our Class A common stock or Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for our Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of our Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of our Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for our Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of March 31, 2019, 64,878,815 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Amended and Restated Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of March 31, 2019, the exchange ratio was 0.9558. See “Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Purchased of Equity Securities—Dividend Policy” in the 10-K.

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

The following diagram illustrates the ownership structure of Newmark as of March 31, 2019. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF MARCH 31, 2019

Cantor Fitzgerald, L.P.
Public Stockholders of Newmark Group, Inc.
• Class A common stock (0.0% of economics and 0.0% of voting power of Newmark Group, Inc.)
• 100% Class B common stock (11.9% of economics and 57.5% of voting power)
• 8.0% indirect economic interest in Newmark OpCo
• 100% Class A common stock (88.1% of economics and 42.5% of voting power)
• 58.8% indirect economic interest in Newmark OpCo
• Limited Partnership Interests (27.2% of economics of Newmark Holdings)
• 9.0% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interests (72.8% of economics of Newmark Holdings)
• 24.2% indirect economic interest in Newmark OpCo
Newmark Holdings
• Limited Partnership Interest (66.8% of economics of Newmark OpCo)
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interest
• Limited Partnership Interest (33.2% of economics of Newmark OpCo)
Newmark OpCo
• Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
• Minority Equity Interests
Operating Subsidiaries
Other Entities

STRUCTURE OF NEWMARK AS OF MARCH 31, 2019 Limited Partners / Employees Newmark OpCo • General Partner Interests (controlling interest) • Special Voting Limited Partnership Interest • Limited Partnership Interest ( 33.2 % of economics of Newmark OpCo) Newmark Group, Inc. Newmark Holdings • Limited Partnership Interests ( 7 2.8 % of economics of Newmark Holdings) • 24.2 % indirect economic interest in Newmark OpCo • Limited Partnership Interests ( 27 . 2 % of economics of Newmark Holdings) • 9.0 % indirect economic interest in Newmark OpCo • 100 % Class A common stock ( 88.1 % of economics and 42.5 % of voting power) • 58.8 % indirect economic interest in Newmark OpCo • General Partner Interests (controlling interest) • Special Voting Limited Partnership Interest Limited Partnership Interest ( 6 6.8 % of economics of Newmark OpCo) • Class A common stock (0.0% of economics and 0.0% of voting power of Newmark Group, Inc.) • % Class 100 B common stock (11.9 % of economics and 57.5 % of voting power) • 8. 0 % indirect economic interest in Newmark OpCo Cantor Fitzgerald, L.P. Public Stockholders of Newmark Group, Inc. Operating S ubs idi ar i es • Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary Other Entities • Minority Equity Interests

Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of our Class B common stock into shares of our Class A common stock, Cantor and CFGM would hold 11.9% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 88.1% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold our Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for our Class B common stock, Cantor and CFGM would hold 74.3% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 25.7% of the voting power in Newmark.

ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Newmark had $550.0 million of fixed rate 6.125% Senior Notes outstanding as of March 31, 2019 and December 31, 2018.  These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of March 31, 2019 and 2018 was 249 basis points and 188 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $10.0 million based on our escrow balance as of March 31, 2019 compared to $7.9 million based on our escrow balance as of March 31, 2018. A 100-basis point decrease in 30-day LIBOR would decrease our annual earnings by approximately $10.0 million based on the escrow balance as of March 31, 2019 compared to $7.9 million based on our escrow balance as of March 31, 2018.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by approximately $8.6 million based on our outstanding balances as of March 31, 2019 compared to $9.5 million based on our outstanding balances as of March 31, 2018. A 100-basis point decrease in 30-day LIBOR would increase our annual earnings by approximately $8.6 million based on our outstanding warehouse balance as of March 31, 2019 compared to $9.5 million as of March 31, 2018.

Market Risk

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $43.7 million and $48.9 million as of March 31, 2019 and December 31, 2018, respectively. These include shares of common stock of Nasdaq, the rights to which initially resulted from BGC Partners sale of its electronic benchmark Treasury platform to Nasdaq. The right to receive the remainder of the Nasdaq payment was transferred from BGC Partners to us beginning in the third quarter of 2017. We have recorded gains related to the Nasdaq payments of $87 million in 2018 and expect our future results to include the additional approximately 8.9 million Nasdaq shares to be received over time.  In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares to be received in each of 2019, 2020, 2021 and 2022.

For the three months ended March 31, 2019 and 2018, respectively, we recorded unrealized gains on the mark-to-market of these securities of $3.9 million and $0.8 million, respectively.  For the three months ended, we recorded a loss of $13.3 million for the mark-to-market adjustment related to the Nasdaq Forwards.

Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 7—“Marketable Securities” and Note 11—“Derivatives” to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

Evaluation of Disclosure Controls and Procedures

Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of March 31, 2019. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of March 31, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 31–– “Commitments and Contingencies” to the Company’s Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this report, including under the section titled “Special Note Regarding Forward-Looking Statements,” you should carefully consider the information set forth in Item 1A “Risk Factors” in Newmark’s Annual Report on Form 10-K for a detailed discussion of known material factors which could materially and adversely affect our financial condition, liquidity, results of operations, cash flows or prospects. In addition, investors should consider the following additional risk factor:

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or the commercial real estate services industry, expose us to interest rate risk, impact our ability to obtain favorable credit ratings and prevent us from meeting or refinancing our obligations under our indebtedness.

Our indebtedness, which at March 31, 2019 was approximately $538.6 million, may have important, adverse consequences to us and our investors, including:

•

it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, our operations or business;
•	it may impact our ability to obtain favorable credit ratings;
•	our financial leverage may be higher than some of our competitors, which may place us at a competitive disadvantage;
•	it may make us more vulnerable to downturns in the economy or our business;
•	it may require a substantial portion of our cash flow from operations to make interest payments;
•	it may make it more difficult for us to satisfy other obligations;
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

To the extent that we incur additional indebtedness or seek to refinance our existing debt the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item is set forth in Note 30 – “Compensation” to the unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I) and is incorporated by reference herein.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Exhibit Index set forth below is incorporated by reference in response to this Item 6.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019 are formatted in eXtensible Business Reporting Language (XBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer

Date: May 9, 2019

Signature page to the Quarterly Report on Form 10-Q for the period ended March 31, 2019 dated May 9, 2019.