Form 10-Q
period 2019-06-30
NEWMARK GROUP, INC.
filed 2019-08-09
CIK 1690680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Numbers: 001-38329

NEWMARK GROUP, INC.

(Exact name of Registrant as specified in its charter)

Delaware	81-4467492
(State or other Jurisdiction of Incorporation or Organization) 125 Park Avenue New York, New York (Address of principal executive offices)	(I.R.S. Employer Identification Number) 10017 (Zip Code)

Registrant’s telephone number, including area code: (212) 372-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.01 per share	NMRK	The Nasdaq Stock Market LLC

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

As of August 7, 2019, the registrant had 156,375,464 shares of Class A common stock, $0.01 par value per share, and 21,285,533 shares of Class B common stock, $0.01 par value per share, outstanding.

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

The actual Newmark Group Inc. (“Newmark” or the “Company”) results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. When used herein, the terms “Newmark Knight Frank,” “Newmark,” the “Company,” “we,” “us,” and “our” refer to Newmark and its consolidated subsidiaries. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•

Newmark’s relationship and transactions with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, Newmark’s structure, including Newmark Holdings, L.P. (“Newmark Holdings”), which is owned by Newmark, Cantor, and Newmark’s employee partners and operating partnership, which is owned jointly by us and Newmark Holdings and which we refer to as “Newmark OpCo,” any related transactions, conflicts of interest, or litigation, any loans to or from Newmark or Cantor, Newmark Holdings or Newmark OpCo, including the balances and interest rates thereof from time to time, competition for and retention of brokers and other managers and key employees;

•

limitations on Newmark’s ability to enter into certain transactions in order to preserve the tax-free treatment of the recently completed pro-rata distribution (the “Spin-Off”) by BGC Partners, Inc. (“BGC Partners” or “BGC”) to stockholders of all of the shares of Newmark common stock owned by BGC as of immediately prior to the effective time of the Spin-Off;

•	our ability to maintain or develop relationships with independently owned offices in the Company’s Real Estate Service business;
•	Newmark’s ability to grow in other geographic regions;
•

Newmark’s ability to manage and to continue to integrate Berkeley Point Financial LLC, which was transferred to us pursuant to the Amended and Restated Separation and Distribution Agreement (as defined below);

•

the impact of the Spin-Off and related transactions on our business and financial results in current or future periods, including with respect to any assumed liabilities or indemnification obligations with respect to such transactions, the integration of any completed acquisitions and the use of proceeds of any completed dispositions;

•

market conditions, including trading volume and volatility, potential deterioration of equity and debt capital markets for commercial real estate and related services, impact of significant changes in interest rates and our ability to access the capital markets;

•	pricing, commissions and fees, and market position with respect to any of our products and services and those of Newmark’s competitors;
•	the effect of industry concentration and reorganization, reduction of customers and consolidation;
•	liquidity, regulatory requirements and the impact of credit market events;
•	risks associated with the integration of acquired businesses with Newmark’s business;
•

risks related to changes in Newmark’s relationships with the Government Sponsored Enterprises (“GSEs”) and Housing and Urban Development (“HUD”), changes in prevailing interest rates and the risk of loss in connection with loan defaults;

•	risks related to changes in the future of the GSEs, including changes in the terms of applicable conservatorships and changes in their origination capabilities;
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the nature, timing and consequences of the United Kingdom (“U.K.”)’s exit from the European Union (“EU”) following the referendum, withdrawal process, proposed transition period and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S. – China trade relations), political and labor unrest in France, conflict in the Persian Gulf, the impact of U.S. government shutdowns, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•

the effect on Newmark’s business, clients, the markets in which it operates, and the economy in general of recent changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in Mexico, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies and impasses;

•

the effect on Newmark’s business of changes in interest rates, worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

•

extensive regulation of Newmark’s business and clients, changes in regulations relating to commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to Newmark taking actions to ensure that we and Newmark Holdings are not deemed investment companies under the Investment Company Act of 1940 (the “Investment Company Act”);

•	factors related to specific transactions or series of transactions as well as counterparty failure;
•

costs and expenses of developing, maintaining and protecting Newmark’s intellectual property, as well as employment and other litigation and their related costs, including related to acquisitions and other matters, including judgments or settlements paid and the impact thereof on Newmark’s financial results and cash flow in any given period;

•

Newmark’s ability to maintain continued access to credit and availability of financing necessary to support Newmark’s ongoing business needs, including to refinance indebtedness, and the risks associated with the resulting leverage, as well as fluctuations in interest rates;

•

certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage and the need for short or long-term borrowings, including from Cantor, the ability of Newmark to refinance its indebtedness, or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to Newmark’s ability to maintain continued access to credit and availability of financing necessary to support ongoing business needs on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in credit ratings and the associated outlooks and increased borrowing costs, including as a result of the acquisition of Berkeley Point, as well as interest rate and foreign currency exchange rate fluctuations;

•

risks associated with the temporary or longer-term investment of Newmark’s available cash, including in Newmark OpCo, including defaults or impairments on the Company’s investments, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, Newmark OpCo or others;

•	Newmark’s ability to enter new markets or develop new products or services and to induce customers to use these products or services and to secure and maintain market share;
•

the impact of the Spin-Off and related transactions, Newmark’s ability to enter into marketing and strategic alliances, and business combinations or other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on other businesses and financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, and the value of any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;

•

Newmark’s estimates or determinations of potential value with respect to various assets or portions of the Company’s business, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	Newmark’s ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;
•

Newmark’s ability to effectively manage any growth that may be achieved, while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•

Newmark’s ability to identify and remediate any material weaknesses in internal controls that could affect the ability to properly maintain books and records, prepare financial statements and reports in a timely manner, control policies, practices and procedures, operations and assets, assess and manage the Company’s operational, regulatory and financial risks, and integrate acquired businesses and brokers, salespeople, managers and other professionals;

•	the effectiveness of Newmark’s risk management policies and procedures, and the impact of unexpected market moves and similar events;
•

information technology risks, including capacity constraints, failures, or disruptions in Newmark’s systems or those of clients, counterparties, or other parties with which we interact, including cyber-security risks and incidents, compliance with regulations requiring data minimization and protection and preservation of records of access and transfers of data, privacy risk and exposure to potential liability and regulatory focus;

•

Newmark’s ability to meet expectations with respect to payment of dividends and repurchases of common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in subsidiaries, including Newmark OpCo, including from Cantor or the Company’s executive officers, other employees, partners and others and the effect on the market for and trading price of Newmark’s Class A common stock as a result of any such transactions;

•

the fact that the prices at which shares of Newmark’s Class A common stock are sold in offerings or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•

the effect on the market for and trading price of Newmark’s Class A common stock of various offerings and other transactions, including offerings of Class A common stock and convertible or exchangeable securities, repurchases of shares of Class A common stock and purchases of Newmark Holdings limited partnership interests or other equity interests in us or in subsidiaries, any exchanges by Cantor of shares of Class A common stock for shares of Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in corporate or partnership restructurings, payment of dividends on Class A common stock and distributions on limited partnership interests of Newmark Holdings and Newmark OpCo, convertible arbitrage, hedging, and other transactions engaged in by holders of outstanding debt or other securities, share sales and stock pledge, stock loan, and other financing transactions by holders of shares or units (including by Cantor executive officers, partners, employees or others), including of shares acquired pursuant to employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of Class B common stock and other convertible securities, stock pledge, stock loan, or other financing transactions, and distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares; and

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	June 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$107,671	$122,475
Restricted cash and cash equivalents	57,661	64,931
Marketable securities	33,659	48,942
Loans held for sale, at fair value	818,909	990,864
Receivables, net	466,849	451,605
Receivables from related parties	1,237	20,498
Other current assets (see Note 19)	79,394	57,739
Total current assets	1,565,380	1,757,054
Goodwill	543,125	515,321
Mortgage servicing rights, net	400,783	411,809
Loans, forgivable loans and other receivables from employees and partners, net	320,400	285,532
Fixed assets, net	83,543	78,805
Other intangible assets, net	35,248	35,769
Other assets (see Note 19)	558,379	369,867
Total assets	$3,506,858	$3,454,157
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$793,194	$972,387
Accrued compensation	339,581	366,506
Current portion of accounts payable, accrued expenses and other liabilities (see Note 29)	330,084	312,239
Securities loaned	33,659	—
Current portion of payables to related parties	25,508	13,507
Total current liabilities	1,522,026	1,664,639
Long-term debt	582,840	537,926
Other long-term liabilities (see Note 29)	359,274	168,623
Total liabilities	2,464,140	2,371,188
Commitments and contingencies (see Note 31)
Redeemable partnership interests	26,715	26,170
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 158,342,559 and 156,966,336 shares issued at June 30, 2019 and December 31, 2018, respectively, and 156,679,527 and 156,916,336 shares outstanding at June 30, 2019 and December 31, 2018, respectively	1,583	1,570
Class B common stock, par value of $0.01 per share: 500,000 shares authorized; 21,285,533 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	212	212
Additional paid-in capital	292,441	285,071
Retained earnings	277,115	277,952
Contingent Class A common stock	2,956	3,250
Treasury stock at cost: 1,663,032 and 50,000 shares of Class A common stock at June 30, 2019 and December 31, 2018	(14,382)	(486)
Total stockholders’ equity	559,925	567,569
Noncontrolling interests	456,078	489,230
Total equity	1,016,003	1,056,799
Total liabilities, redeemable partnership interests, and equity	$3,506,858	$3,454,157

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Commissions	$346,131	$279,833	$621,399	$540,568
Gains from mortgage banking activities/originations, net	45,091	41,877	76,437	80,791
Management services, servicing fees and other	160,256	144,909	301,298	275,720
Total revenues	551,478	466,619	999,134	897,079
Expenses:
Compensation and employee benefits	316,737	266,639	580,090	527,727
Equity-based compensation and allocations of net income to limited partnership units and FPUs	39,353	67,367	53,224	84,783
Total compensation and employee benefits	356,090	334,006	633,314	612,510
Operating, administrative and other	101,749	80,048	189,642	155,475
Fees to related parties	7,222	6,301	13,947	13,195
Depreciation and amortization	33,425	20,201	61,729	42,714
Total operating expenses	498,486	440,556	898,632	823,894
Other income (loss), net:
Other income (loss), net	(3,726)	(365)	(13,444)	5,342
Total other income (loss), net	(3,726)	(365)	(13,444)	5,342
Income from operations	49,266	25,698	87,058	78,527
Interest expense, net	(8,081)	(10,582)	(15,780)	(23,991)
Income before income taxes and noncontrolling interests	41,185	15,116	71,278	54,536
Provision for income taxes	9,121	10,822	15,808	17,755
Consolidated net income	32,064	4,294	55,470	36,781
Less: Net income attributable to noncontrolling interests	9,396	3,555	15,898	16,045
Net income available to common stockholders	$22,668	$739	$39,572	$20,736
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$19,444	$546	$33,124	$20,542
Basic earnings per share	$0.11	$0.00	$0.19	$0.13
Basic weighted-average shares of common stock outstanding	178,754	155,157	178,683	155,447
Fully diluted earnings per share
Net income for fully diluted shares	$23,308	$546	$33,124	$32,562
Fully diluted earnings per share	$0.11	$0.00	$0.18	$0.13
Fully diluted weighted-average shares of common stock outstanding	208,150	155,938	179,434	252,804

(1) Includes a reduction for dividends on preferred stock or units in the amount of $3.2 million and $6.4 million for the three and six months ended June 30, 2019, respectively, and $0.2 million for the three and six months ended June 30, 2018.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated net income	$32,064	$4,294	$55,470	$36,781
Comprehensive income, net of tax	32,064	4,294	55,470	36,781
Less: Comprehensive income attributable to noncontrolling interests, net of tax	9,396	3,555	15,898	16,045
Comprehensive income available to common stockholders	$22,668	$739	$39,572	$20,736

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)

(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total
Balance, April 1, 2018	$1,389	$158	$54,474	$—	$—	$238,096	$237,460	$531,577
Consolidated net income	—	—	—	—	—	739	3,555	4,294
Dividends to common stockholders	—	—	—	—	—	(13,929)	—	(13,929)
Additional contribution from BGC as a result of Separation	—	—	5,820	—	—	—	1,397	7,217
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(12,604)	(12,604)
Grant of exchangeability, redemption and issuance of limited partnership interests	—	—	—	—	—	—	64,408	64,408
Issuance of exchangeable preferred partnership units in Newmark OpCo	—	—	—	—	—	—	174,779	174,779
Issuance of contingent limited partnership units	—	—	—	—	—	—	1,653	1,653
Balance, June 30, 2018	$1,389	$158	$60,294	$—	$—	$224,906	$470,648	$757,395

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total
Balance, January 1, 2018	$1,386	$158	$59,374	$—	$—	$199,492	$(38,092)	$222,318
Consolidated net income	—	—	—	—	—	20,736	16,045	36,781
Cumulative effect of revenue standard adoption	—	—	—	—	—	16,463	2,342	18,805
Reduction of earning distributions	—	—	—	—	—	2,144	—	2,144
Dividends to common stockholders	—	—	—	—	—	(13,929)	—	(13,929)
Equity-based compensation and related issuance of (Class A common stock 327,746 shares)	3	—	(4,900)	—	—	—	—	(4,897)
Additional contribution from BGC as a result of Separation	—	—	5,820	—	—	—	1,397	7,217
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(13,713)	(13,713)
BGC's purchase of 16,606,726 exchangeable limited partnership units in Newmark Holdings	—	—	—	—	—	—	241,960	241,960
Grant of exchangeability and redemption of limited partnership interests	—	—	—	—	—	—	84,277	84,277
Issuance of exchangeable preferred partnership units in Newmark OpCo	—	—	—	—	—	—	174,779	174,779
Issuance of contingent limited partnership units	—	—	—	—	—	—	1,653	1,653
Balance, June 30, 2018	$1,389	$158	$60,294	$—	$—	$224,906	$470,648	$757,395

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)

(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total
Balance, April 1, 2019	$1,574	$212	$284,054	$3,141	$(486)	$275,589	$456,714	$1,020,798
Consolidated net income	—	—	—	—	—	22,668	9,396	32,064
Dividends to common stockholders	—	—	—	—	—	(17,918)	—	(17,918)
Preferred dividend on exchangeable preferred partnership units	—	—	—	—	—	(3,224)	3,224	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(14,241)	(14,241)
Grant of exchangeability, redemption and issuance of Class A common stock 949,283 shares	9	—	5,332	—	—	—	(3,673)	1,668
Issuance of limited partnership units including contingent units	—	—	2,363	—	—	—	4,658	7,021
Repurchase of 1,613,032 shares of Class A common stock	—	—	—	—	(13,896)	—	—	(13,896)
Issuance of Class A common stock, 28,484 shares	—	—	185	(185)	—	—	—	—
Other	—	—	507	—	—	—	—	507
Balance, June 30, 2019	$1,583	$212	$292,441	$2,956	$(14,382)	$277,115	$456,078	$1,016,003

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total
Balance, January 1, 2019	$1,570	$212	$285,071	$3,250	$(486)	$277,952	$489,230	$1,056,799
Consolidated net income	—	—	—	—	—	39,572	15,898	55,470
Dividends to common stockholders	—	—	—	—	—	(33,961)	—	(33,961)
Preferred dividend on exchangeable preferred partnership units	—	—	—	—	—	(6,448)	6,448	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(41,521)	(41,521)
Grant of exchangeability, redemption and issuance of Class A common stock, 1,447,412 shares	13	—	4,760	—	—	—	(18,635)	(13,862)
Issuance of limited partnership units including contingent units	—	—	2,363	—	—	—	4,658	7,021
Repurchase of 1,613,032 shares of Class A common stock	—	—	—	—	(13,896)	—	—	(13,896)
Issuance of Class A common stock, 36,935 shares	—	—	294	(294)	—	—	—	—
Other	—	—	(47)	—	—	—	—	(47)
Balance, June 30, 2019	$1,583	$212	$292,441	$2,956	$(14,382)	$277,115	$456,078	$1,016,003

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Dividends declared per share of common stock	$0.10	$0.09	$0.20	$0.18
Dividends paid per share of common stock	$0.10	$0.09	$0.19	$0.09

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statementsnts.

NEWMARK GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$55,470	$36,781
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on originated mortgage servicing rights	(38,687)	(31,731)
Depreciation and amortization	61,729	42,714
Equity-based compensation and allocations of net income to limited partnership units and FPUs	53,224	84,783
Employee loan amortization	18,504	11,605
Deferred tax provision	956	4,395
Change in fair value of contingent consideration	431	353
Unrealized gains on loans held for sale	(25,698)	(7,288)
Income from an equity method investment	(4,750)	(5,019)
Provision for uncollectible accounts	1,645	2,217
Realized gains on marketable securities	(1,812)	(1,494)
Unrealized gains on marketable securities	(5,110)	(1,444)
Unrealized gain on measurement alternative investments	(3,927)	—
Changes in valuation of derivative asset	28,967	2,808
Loan originations—loans held for sale	(3,498,483)	(2,659,827)
Loan sales—loans held for sale	3,696,135	2,481,781
Other	2,045	509
Consolidated net income (loss), adjusted for non-cash and non-operating items	340,639	(38,857)
Changes in operating assets and liabilities:
Receivables, net	(14,877)	(44,487)
Loans, forgivable loans and other receivables from employees and partners	(53,809)	(49,910)
Other assets	(43,491)	(24,674)
Accrued compensation	(41,623)	(2,920)
Accounts payable, accrued expenses and other liabilities	31,771	39,859
Net cash provided by (used in) operating activities	218,610	(120,989)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(16,203)	(5,255)
Proceeds from the sale of marketable securities	22,204	51,433
Purchases of non-marketable investments	(20,100)	(22,500)
Purchases of fixed assets	(10,740)	(9,128)
Purchases of mortgage servicing rights	(722)	(1,608)
Net cash (used in) provided by investing activities	(25,561)	12,942
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	3,498,483	2,659,827
Principal payments on warehouse facilities	(3,677,675)	(2,479,696)
Proceeds from BGC's purchase of exchangeable limited partnership units in Newmark Holdings	—	241,960
Proceeds from issuance of exchangeable preferred partnership units	—	152,886
Payments to related parties	(3,760)	(18,000)
Borrowings from related parties	—	251,227
Settlement of pre-Spin-Off related party receivables	33,892	—
Fees relating to the IPO	—	(8,870)
Repayment of debt	(65,000)	(423,560)
Borrowings of debt	110,000	—
Securities loaned	33,660	(48,496)
Earnings distributions to limited partnership interests and noncontrolling interests	(93,868)	(100)
Dividends to stockholders	(33,961)	(13,929)
Treasury stock repurchases	(13,896)	—
Payments on acquisition earn-outs	(2,917)	(3,255)
Payments of deferred financing costs	(81)	(56)
Net cash (used in) provided by financing activities	(215,123)	309,938
Net (decrease) increase in cash and cash equivalents and restricted cash	(22,074)	201,891
Cash and cash equivalents and restricted cash at beginning of period	187,406	173,374
Cash and cash equivalents and restricted cash at end of period	$165,332	$375,265

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,611	$33,366
Taxes	$73,950	$34

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Organization and Basis of Presentation

Newmark Group, Inc., formerly known as Newmark Knight Frank (together with its subsidiaries, “Newmark” or the “Company”), a Delaware corporation, was formed as NRE Delaware, Inc. on November 18, 2016. Newmark changed its name to Newmark Group, Inc. on October 18, 2017. Newmark Holdings, L.P. (“Newmark Holdings”) is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark Partners, L.P. (“Newmark OpCo”), the operating partnership. Newmark is a leading commercial real estate services firm. Newmark offers a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Newmark’s investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and Government Sponsored Enterprise (“GSE”) lending and loan servicing, mortgage broking and equity-raising. Newmark’s occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. Newmark enhances these services and products through innovative real estate technology solutions and data analytics that enable clients to increase their efficiency and profits by optimizing their real estate portfolio. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

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

See Note 1 – Organization and Basis of Presentation to the Company’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K as of December 31, 2018, for further information regarding the transactions related to the intial public offering (“IPO”) and Spin-Off of Newmark. A summary of the key transactions is provided below.

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

Concurrently with the Berkeley Point Acquisition, on September 8, 2017 Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate-related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment are available. As of June 30, 2019, Newmark’s investment in Real Estate LP was accounted for under the equity method.

Separation and Distribution Agreement and IPO

On December 13, 2017, prior to the closing of Newmark’s IPO, BGC, BGC Holdings, BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). The Separation and Distribution Agreement set forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

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

•the IPO;

•the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below; and

•the pro-rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock, which distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes.

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

Contemporaneously with the issuance of the EPUs, the newly formed special purpose vehicle entities (the “SPVs”) that are consolidated subsidiaries of Newmark, entered into four variable postpaid forward contracts with RBC (together, the "Nasdaq Forwards"). The SPVs are indirect subsidiaries of Newmark whose sole asset is the Nasdaq share Earn-Outs for 2019 through 2022.The Nasdaq Forwards provide the option to both Newmark and RBC for RBC to receive up to 992,247 shares of Nasdaq common stock, received by Newmark pursuant to the Nasdaq earn-out (See Note 7 — Marketable Securities), in each of the fourth quarters of 2019 through 2022 in exchange for either cash or redemption of the EPUs, solely at Newmark’s option.

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

In the aggregate, BGC distributed 131,886,409 shares of Newmark’s Class A common stock and 21,285,537 shares of Newmark’s Class B common stock to BGC’s stockholders in the Distribution. These shares of Newmark’s common stock collectively represented approximately 94% of the total voting power of outstanding common stock and approximately 87% of the total economics of Newmark outstanding common stock in each case as of the Distribution Date.

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, L.P. (“BGC Holdings”), to distribute pro-rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of June 30, 2019, the exchange ratio was 0.9495 shares of Newmark common stock per Newmark Holdings unit.

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be Newmark’s controlling stockholder, and BGC and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in it or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Distribution and the BGC Holdings distribution.

(a)Basis of Presentation

Newmark’s unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The Newmark unaudited condensed consolidated financial statements were prepared on a stand-alone basis derived from the financial statements and accounting records of BGC, prior to the Spin-Off. During the year ended December 31, 2018, Newmark changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” to “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in Newmark’s consolidated statement of operations. For the three and six months ended June 30, 2019, Newmark changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in Newmark’s unaudited condensed consolidated statements of operations. The change resulted in the reclassification of amortization charges related to equity-based awards such as REUs and Restricted Stock Units (“RSUs”) from “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs”.

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
•

Allocations of net income to limited partnership units and founding/working partner units (“FPUs”). Such allocations represent the pro-rata portion of post-tax GAAP earnings available to such unit holders.

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

Intercompany balances and transactions within Newmark have been eliminated. Transactions between Cantor or BGC and Newmark pursuant to service agreements between Cantor and BGC (See Note 27 — Related Party Transactions), representing valid receivables and liabilities of Newmark, which are periodically cash settled, have been included in the unaudited condensed consolidated financial statements as either receivables from or payables to related parties.

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

The income tax provision in the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income has been calculated as if Newmark was operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which it operates. Prior to the Spin-Off, Newmark’s operations had been included in the BGC U.S. federal and state tax returns or separate non-U.S. jurisdictions tax returns. As Newmark operations in many jurisdictions were unincorporated commercial units of BGC and its subsidiaries, stand-alone tax returns have not been filed for the operations in these jurisdictions.

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

There was no significant impact as a result of applying the new revenue standard to Newmark’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018, except as it relates to the revenue recognition of certain brokerage revenues from leasing commissions that were based, in part, on future contingent events and the presentation of expenses incurred on behalf of customers for certain management services subject to reimbursement (See Note 3 — Summary of Significant Accounting Policies and Note 13 — Revenues from Contracts with Customers).

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 by providing an option to reclassify these stranded tax effects to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new standard became effective beginning January 1, 2019, with early adoption permitted. Newmark adopted the new standard on its required effective date and elected to reclassify the stranded income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. However, the adoption of the new guidance did not have a material effect on Newmark’s unaudited condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard will become effective for Newmark beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments. See below for the description of the amendments stipulated in ASU No. 2019-04. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. The amendments in ASUs No. 2018-19, 2019-04 and 2019-05 are required to be adopted concurrently with the guidance in ASU No. 2016-13. Newmark plans to adopt the standards on their required effective date. Management is evaluating and planning for adoption and implementation of the new credit losses guidance, including forming an implementation team and continuing its assessment of the impact of the new guidance on Newmark’s unaudited condensed consolidated financial statements. Given the objective of the new standard, it is generally expected allowances for credit losses for the financial instruments within its scope would increase, however, the amount of any change will be dependent on the composition and quality of the Company’s portfolios at the adoption date as well as economic conditions and forecasts at that time.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU amends guidance introduced or amended by ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to ASU No. 2016-13 clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. The clarifying guidance pertaining to ASU No. 2016-01 requires an entity to remeasure an equity security without a readily determinable fair value accounted for under the measurement alternative at fair value in accordance with guidance in ASC 820, Fair Value Measurement; specifies that equity securities without a readily determinable fair value denominated in nonfunctional currency must be remeasured at historical exchange rates; and provides fair value measurement disclosure guidance. The codification improvements related to credit losses are required to be adopted concurrently with ASU No. 2016-13 as of January 1, 2020. The hedge accounting standard amendments are effective for Newmark as of January 1, 2020, with early adoption permitted, and may be applied either retrospectively or prospectively, with certain exceptions. The amendments related to the recognition and measurement guidance are effective for the Company as of January 1, 2020, with early adoption permitted, and should be applied prospectively for equity securities without readily determinable fair value with the remaining amendments to be applied on a modified-retrospective transition basis by means of a cumulative-effect adjustment to the opening retained earnings balance as of the date an entity adopted all of the amendments in ASU No. 2016-01. Management is currently evaluating the impact of the new guidance on the Newmark’s unaudited condensed consolidated financial statements.

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

Immediately prior to the completion of the IPO, Newmark entered into the Separation and Distribution Agreement with Cantor, BGC, BGC Holdings and BGC OpCo. As a result of the Separation and Distribution Agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one Newmark Class A common stock, however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of June 30, 2019, the exchange ratio equaled 0.9495.

Redeemable Partnership Interest

Founding/working partners have a limited partnership interest in BGC Holdings and Newmark Holdings. Newmark accounts for FPUs outside of permanent capital as “Redeemable partnership interests,” in Newmark’s unaudited condensed consolidated balance sheets. This classification is applicable to FPUs because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.

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

Prior to the Separation and Distribution Agreement, certain employees of both BGC and Newmark received limited partnership units in BGC Holdings. As a result of the Separation and Distribution Agreement, these employees were distributed limited partnership units in Newmark Holdings equal to a BGC Holdings limited partnership unit multiplied by the contribution ratio. Subsequent to the Separation and Distribution Agreement, BGC employees only receive limited partnership units in BGC Holdings and Newmark employees only receive limited partnership units in Newmark Holdings.

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

Certain Newmark employees hold non-distribution earning units (e.g. NPSUs and NREUs, collectively “N Units”) that do not participate in quarterly partnership distributions and are not allocated any items of profit or loss. N Units become non-exchangeable LPUs, ratably over a four-year vesting term, if certain revenue thresholds are met at the end of each vesting term. No value is ascribed to the N Units on the date of grant. On each vesting date, if the revenue threshold is met, the N Unit is converted into a non-exchangeable LPU. The N Units are not exchangeable into Class A Common Stock of Newmark and not entitled to distributions and therefore, are not included in the fully diluted share count.

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

General

Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. In addition, certain limited partnership interests have been granted the right to exchange into another partnership unit with a capital account (HDUs). HDUs have a stated capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is issued. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock.  Certain HDUs however, can be converted into Newmark Class A common stock if such exchange rights are granted. Limited partnership interests held by Cantor in Newmark Holdings as of June 30, 2019 are generally exchangeable for 23.0 million shares of Newmark Class B common stock. Following the IPO and prior to the Spin-Off, in order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a Class A or Class B common stock of BGC, such partner or Cantor was required to exchange both one BGC Holdings limited partnership interests and a number of Newmark Holdings limited partnership interests equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of BGC Class A and Class B common stock outstanding as of such time (the “distribution ratio”), divided by the exchange ratio. Initially the distribution ratio was equivalent to the contribution ratio (one divided by 2.2 or .4545), and at the time of the Spin-Off, the distribution ratio equaled 0.463895. As a result of the change in the distribution ratio, certain BGC Holdings limited partnership interests no longer have a corresponding Newmark Holdings limited partnership interest. The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Separation and Distribution Agreement (together referred to as “standalone”) into BGC Class A or Class B common stock was contingent upon the Spin-Off. Following the Spin-Off, a partner or Cantor is no longer required to have paired BGC Holdings and Newmark Holdings limited partnership interests to exchange into Newmark Class A or Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the then exchange ratio.

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
(3)	Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, See Note 3 — Summary of Significant Accounting Policies, in Newmark’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Other than the following, during the three and six months ended June 30, 2019, there were no significant changes made to Newmark’s significant accounting policies.

Leases:

Newmark, acting as a lessee, has operating leases primarily relating to office space. The leases have remaining lease terms of up to 1 year to 13 years, some of which include options to extend the leases in 5 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. Newmark measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index (“CPI”). Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. Newmark recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of June 30, 2019.

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

Segment:

Newmark has a single operating segment. Newmark is a real estate services firm offering services to commercial real estate tenants, owner occupiers, investors and developers, leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. The chief operating decision maker regardless of geographic location evaluates the operating results of Newmark as total real estate services and allocates resources accordingly. For the three and six months ended June 30, 2019 and 2018, Newmark recognized revenues as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Leasing and other commissions	$217,381	$178,142	$389,852	$337,513
Capital markets commissions	128,750	101,691	231,547	203,055
Gains from mortgage banking activities/origination, net	45,091	41,877	76,437	80,791
Management services, servicing fees and other	160,256	144,909	301,298	275,720
Revenues	$551,478	$466,619	$999,134	$897,079

(4)	Acquisitions

During April 2019, Newmark completed the acquisition of MLG Commercial LLC, a Milwaukee-based commercial real estate company offering both brokerage and property management services in Wisconsin.

During June 2019, Newmark completed the acquisition of ACRES, a commercial brokerage and management firm headquartered in Utah. ACRES operates offices in Salt Lake City, Utah; Boise, Idaho; and Reno, Nevada.

For the six months ended June 30, 2019, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur.

As of the Acquisition Date
Assets
Cash and cash equivalents	$922
Goodwill	27,798
Receivables, net	4,348
Fixed Assets, net	15
Other intangible assets, net	2,075
Other assets	236
Total assets	35,394
Current liabilities
Current portion of accounts payable, accrued expenses and other liabilities	1,365
Accrued compensation	2,125
Total liabilities	3,490
Net assets acquired	$31,904

The total consideration for acquisitions during the six months ended June 30, 2019 was approximately $31.9 million in total fair value, comprised of cash and Newmark Holdings limited partnership units. The total consideration included contingent consideration of 233,779 Newmark’s Holding partnership units (with an acquisition date fair value of approximately $1.9 million), and $7.8 million in cash that may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of approximately $27.8 million, of which $18.8 million is deductible by Newmark for tax purposes.

These acquisitions are accounted for using the purchase method of accounting. The results of operations of these acquisitions have been included in Newmark’s unaudited condensed consolidated financial statements subsequent to their respective dates of acquisition, which in aggregate contributed $1.7 million to Newmark’s revenue for the three and six months ended June 30, 2019.

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

In December 2018, Newmark completed the acquisition of New York-based MiT National Land Services, LLC, a national title agency.

For the year ended December 31, 2018, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur.

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
(5)	Earnings Per Share and Weighted-Average Shares Outstanding

U.S. GAAP guidance—Earnings Per Share provides guidance on the computation and presentation of earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income is allocated to Newmark’s outstanding common stock, FPUs, limited partnership units, and Cantor units (See Note 2 - Limited Partnership Interests). In addition, in relation to the Newmark OpCo Preferred Investment, the EPUs issued in June 2018 and September 2018 are entitled to a preferred payable-in-kind dividend which is recorded as accretion to the carrying amount of the EPUs and is a reduction to net income available to common stockholders for the calculation of Newmark’s basic earnings per share and fully diluted earnings per share.

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per share:
Net income available to common stockholders (1)	$19,444	$546	$33,124	$20,542
Basic weighted-average shares of common stock outstanding	178,754	155,157	178,683	155,447
Basic earnings per share	$0.11	$0.00	$0.19	$0.13

(1)

Includes a reduction for dividends on preferred stock or units in the amount of $3.2 million and $6.4 million for the three and six months ended June 30, 2019, respectively, and $0.2 million for the three and six months ended June 30, 2018.

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fully diluted earnings per share:
Net income available to common stockholders	$19,444	$546	$33,124	$20,542
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	3,864	—	—	12,020
Net income for fully diluted shares	$23,308	$546	$33,124	$32,562
Weighted-average shares:
Common stock outstanding	178,754	155,157	178,683	155,447
Partnership units (1)	28,769	—	—	96,505
Other	627	781	751	852
Fully diluted weighted-average shares of common stock outstanding	208,150	155,938	179,434	252,804
Fully diluted earnings per share	$0.11	$0.00	$0.18	$0.13

(1)	Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (See Note 2 - Limited Partnership Interests for more information).

For the three months and six months ended June 30, 2019, there were 62.8 million and 90.8 million potentially dilutive securities that were excluded from the computation of fully diluted EPS as they would have had an anti-dilutive effect. For the three months ended June 30, 2018, there were 102.8 million potentially dilutive securities that were excluded from the computation of fully diluted EPS as they would have had an anti-dilutive effect.

(6)	Stock Transactions and Unit Redemptions

As of June 30, 2019, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock

Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding for the three and six months ended June 30, 2019 and 2018, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares outstanding at beginning of period	157,422,916	138,921,533	156,916,336	138,593,787
LPU redemption/exchange (1)	747,846	—	1,122,776	—
Other issuances of Class A common stock	70,391	—	78,842	327,746
Issuance of Class A common stock for Newmark RSUs	51,406	—	174,605	—
Newmark treasury stock	(1,613,032)	—	(1,613,032)	—
Shares outstanding at end of period	156,679,527	138,921,533	156,679,527	138,921,533
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

As of June 30, 2019, and December 31, 2018, there were 21.3 million shares of Newmark’s Class B common stock outstanding.

Share Repurchases

On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark’s Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $200.0 million, increased from the $100.0 million that had been authorized on March 12, 2018. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, we may actively continue to repurchase shares and/or redeem units. In December 2018, Newmark repurchased 50,000 shares of Newmark’s Class A common stock for $0.5 million. In June 2019, Newmark repurchased 1.6 million shares of Newmark's Class A common stock for $13.9 million. As of June 30, 2019, Newmark had approximately $185.6 million remaining from its share repurchase and unit redemption authorization.

Period	Total Number of Shares Repurchased	Average Price Paid per Unit or Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Balance at beginning of period	50,000	$9.73	50,000	$199,514
January 1, 2019 - March 31, 2019	—	—	—	—
April 1, 2019 - June 30, 2019	1,613,032	8.61	1,613,032	186,104
Total Repurchases	1,663,032	$8.65	1,663,032	$185,618

Redeemable Partnership Interests

The changes in the carrying amount of redeemable partnership interest as of June 30, 2019, and as of December 31, 2018, were as follows (in thousands):

	June 30, 2019	December 31, 2018
Balance at beginning of period	$26,170	$21,096
Income allocation	1,663	6,779
Distributions of income	(720)	(2,843)
FPU redemptions	(418)	(1,101)
Issuance	—	2,239
Other	20	—
Balance at end of period	$26,715	$26,170

(7)	Marketable Securities

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

Newmark sold 250,000 of the Nasdaq shares during the six months ended June 30, 2019. As of June 30, 2019, Newmark had 350,000 shares remaining in connection with the Nasdaq Earn-Out. During the six months ended June 30, 2019 and 2018, the gross proceeds of the shares sold was $22.2 million and $51.4 million, respectively. Newmark recognized a gain/(loss) on the sale of these securities of $1.9 million and $(0.9) million for the three months ended June 30, 2019 and 2018, respectively, and $1.8 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively. Newmark also recorded unrealized gains on the mark-to-market of these securities of $1.2 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, and $5.1 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively. Realized and unrealized gains on the mark-to-market of these securities are included in “Other income (loss), net” in Newmark’s unaudited condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, Newmark had $33.7 million and $48.9 million, respectively, included in “Marketable securities” on its unaudited condensed consolidated balance sheets (See Note 20 — Securities Loaned).

(8)	Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. Newmark recognized equity income of $4.8 million and $1.8 million for the three months ended June 30, 2019 and 2018 respectively and $4.8 million and $5.0 million for the six months ended June 30, 2019 and 2018, respectively. These amounts were included in “Other income (loss), net” in Newmark’s unaudited condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, Newmark had $106.0 million and $101.3 million in this equity method investment, respectively, included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets.

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

Certain of these investments issued and sold additional shares in the quarter ended June 30, 2019. The issuance of these shares resulted in a triggering event that required Newmark to assess the values of the investments.  As a result, for the three and six months ended June 30, 2019, Newmark recorded an unrealized gain of $3.9 million included in “Other income (loss), net” in Newmark’s unaudited condensed consolidated statements of operations.

The carrying value of these investments was $57.5 million and $53.5 million and is included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively.

(9)	Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s unaudited condensed consolidated financial statements. Management believes that, as of June 30, 2019 and December 31, 2018, Newmark has met all capital requirements. As of June 30, 2019, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $329.2 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of June 30, 2019 and December 31, 2018, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of June 30, 2019 and December 31, 2018, outstanding borrower advances were approximately $0.1 million and $0.2 million, respectively, and are included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets.

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

	Cost Basis	Fair Value
June 30, 2019	$793,212	$818,909
December 31, 2018	972,434	990,864

As of June 30, 2019 and December 31, 2018, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of June 30, 2019 and December 31, 2018, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. Interest income on loans held for sale was $6.5 million and $5.0 million for the three months ended June 30, 2019 and 2018, respectively, and $15.1 million and $9.7 million for the six months ended June 30, 2019 and 2018, respectively. Interest income on loans held for sale is included in “Management services, servicing fees and other” in Newmark’s unaudited condensed consolidated statements of operations. Gains/(losses) for the fair value adjustments on loans held for sale were $12.4 million and $(7.8) million for the three months ended June 30, 2019 and 2018, respectively, and $25.7 million and $7.3 million for the six months ended June 30, 2019 and 2018, respectively. These gains/losses were included in “Gains from mortgage banking activities/originations, net” in Newmark’s unaudited condensed consolidated statements of operations.

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	As of June 30, 2019					As of December 31, 2018
Derivative contract	Assets		Liabilities	Notional Amounts		Assets		Liabilities	Notional Amounts
Forwards	$51,497	(1)	$27,261	$1,794,842	(2)	$85,796	(1)	$9,208	$1,574,114	(2)
Rate lock commitments	21,951		2,428	640,671		6,732		7,470	240,720
Total	$73,448		$29,689	$2,435,513		$92,528		$16,678	$1,814,834

(1)

Included in Forwards is $48.7 million and $77.6 million of the Nasdaq Forwards as of June 30, 2019 and December 31, 2018, respectively (See Note 1 — Organization and Basis of Presentation). Newmark recorded $29.0 million and $(19.0) million of unrealized (gains)/losses for a change in the fair value of the Nasdaq Forwards as of June 30, 2019 and December 31, 2018, respectively.

(2)

Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and does not represent anticipated losses. Included in the notional amounts of forwards is $361.0 million for the Nasdaq Forwards as of June 30, 2019 and December 31, 2018.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gains from mortgage banking activities, net” in Newmark’s unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $(0.2) million and $1.9 million of expenses for the three and six months ended June 30, 2019, respectively, and $0.8 million and $3.3 million of expenses for the three and six months ended June 30, 2018, respectively, which are reported as part of “Compensation and employee benefits” in Newmark’s unaudited condensed consolidated statements of operations.

The table below summarizes gains and losses on derivative contracts which are included in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Location of gain (loss) recognized	Three Months Ended June 30,		Six Months Ended June 30,
	in income for derivatives	2019	2018	2019	2018
Derivatives not designed as hedging instruments:
Nasdaq Forwards	Other income (loss)	$(15,638)	$2,808	$(28,967)	$2,808
Rate lock commitments	Gains from mortgage banking activities/originations, net	14,292	1,515	21,379	3,784
Rate lock commitments	Compensation and employee benefits	211	(782)	(1,856)	(3,282)
Forward sale contracts	Gains from mortgage banking activities/originations, net	(20,784)	8,536	(24,416)	15,802
		$(21,919)	$12,077	$(33,860)	$19,112

Derivative assets and derivative liabilities are included in “Other current assets,” “Other assets” and the current portion of “Accounts payable, accrued expenses and other liabilities,” in Newmark’s unaudited condensed consolidated balance sheets.

(12)	Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit

Newmark is a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provides Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss sharing (See Note 23 — Financial Guarantee Liability) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman will also reimburse Newmark for any losses incurred due to violation of underwriting and serving agreements that occurred prior to March 9, 2012. For the three and six months ended June 30, 2019 and 2018, there were no reimbursements under the CEA.

Credit enhancement receivable

As of June 30, 2019, Newmark had $20.3 billion of credit risk loans in its servicing portfolio with a maximum pre-credit enhancement loss exposure of $5.7 billion. Newmark had a form of credit protection from DB Cayman on $29.6 million of credit risk loans with a maximum loss exposure coverage of $9.9 million. The amount of the maximum loss exposure without any form of credit protection from DB Cayman was $5.7 billion.

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

As of June 30, 2019 and December 31, 2018, there was no Credit enhancement receivable.

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

Contingent liability

Under the CEA, Newmark is required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. Contingent liabilities as of June 30, 2019 and December 31, 2018 were $11.5 million and $11.1 million, respectively, and are included in “Other long-term liabilities” in Newmark’s unaudited condensed consolidated balance sheets.

(13)Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues from contracts with customers:
Leasing and other commissions	$217,381	$178,142	$389,851	$337,513
Capital markets commissions	128,750	101,691	231,547	203,055
Management services	117,472	107,228	215,561	204,160
Revenues	463,603	387,061	836,959	744,728
Other sources of revenue:
Gains from mortgage banking activities/originations, net(1)	45,091	41,877	76,437	80,791
Servicing fees and other(1)	42,784	37,681	85,738	71,560
Revenues	$551,478	$466,619	$999,134	$897,079

(1)	Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASU No. 2014-09.

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2019 and December 31, 2018 was $2.5 million and $4.2 million, respectively. During the six months ended June 30, 2019, Newmark recognized revenue of $1.2 million that was recorded as deferred revenue at the beginning of the period.

(14)	Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consists of the following activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Loan originations related fees and sales premiums, net	$20,235	$17,181	$35,203	$34,998
Fair value of expected net future cash flows from servicing recognized at commitment, net	24,856	24,696	41,234	45,793
Gains from mortgage banking activities/originations, net	$45,091	$41,877	$76,437	$80,791

(15)	Mortgage Servicing Rights, Net (“MSR”)

The changes in the carrying amount of MSRs for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Servicing Rights	2019	2018	2019	2018
Beginning Balance	$413,004	$386,953	$416,131	$399,349
Additions	21,433	25,342	38,687	31,731
Purchases from an affiliate	424	1,099	722	1,608
Amortization	(21,436)	(20,011)	(42,115)	(39,305)
Ending Balance	$413,425	$393,383	$413,425	$393,383

Valuation Allowance
Beginning Balance	$(6,044)	$(5,427)	$(4,322)	$(6,723)
Decrease	(6,598)	4,084	(8,320)	5,380
Ending Balance	$(12,642)	$(1,343)	$(12,642)	$(1,343)
Net balance	$400,783	$392,040	$400,783	$392,040

Servicing fees are included in “Management services, servicing fees and other” in Newmark’s unaudited condensed consolidated statements of operations and are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Servicing fees	$25,977	$26,092	$51,608	$51,224
Escrow interest and placement fees	5,624	3,867	10,987	6,834
Ancillary fees	4,131	2,374	7,315	3,201
Total servicing fees and escrow interest	$35,732	$32,333	$69,910	$61,259

Newmark’s primary servicing portfolio at June 30, 2019 and December 31, 2018 was approximately $58.1 billion and $57.1 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio at June 30, 2019 and December 31, 2018 was $2.7 billion and $2.9 billion, respectively.

The estimated fair value of the MSRs at June 30, 2019 and December 31, 2018 was $431.5 million and $451.9 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flows assumptions used are based on assumptions Newmark believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. The discount rates used in measuring fair value for the six months ended June 30, 2019 and the year ended December 31, 2018 were between 3.0% and 13.5% and varied based on investor type. An increase in discount rate of 100 bps or 200 bps would result in a decrease in fair value by $11.7 million and $22.8 million, respectively, at June 30, 2019 and by $12.4 million and $24.4 million, respectively, at December 31, 2018.

(16)	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill for the six months ended June 30, 2019 and the year ended December 31, 2018 were as follows (in thousands):

Balance at January 1, 2018	$477,532
Acquisitions	40,157
Measurement period adjustments	(2,368)
Balance at December 31, 2018	515,321
Acquisitions	27,984
Measurement period adjustments	(180)
Balance at June 30, 2019	$543,125

During the six months ended June 30, 2019, Newmark recognized measurement period adjustments of approximately $0.2 million. Newmark had additions to goodwill in the amount of $28.0 million as a result of acquisitions for the six months ended June 30, 2019. During the year ended December 31, 2018, Newmark recognized additional goodwill and measurement period adjustments of approximately $40.2 million and $(2.4) million, respectively (See Note 4 — Acquisitions for more information).

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing during the fourth quarter of 2018, which did not result in any goodwill impairment.

Other intangible assets consisted of the following at June 30, 2019 and December 31, 2018 (in thousands, except weighted average life):

	June 30, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	10,153	(7,141)	3,012	0.5
Non-contractual customers	11,532	(4,898)	6,634	1.4
License agreements	4,981	(2,792)	2,189	0.2
Non-compete agreements	6,267	(1,949)	4,318	1.2
Contractual customers	2,483	(973)	1,510	0.1
Below market leases	941	(96)	845	0.5
	$53,097	$(17,849)	$35,248	0.9

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	9,316	(6,706)	2,610	0.5
Non-contractual customers	11,323	(3,890)	7,433	1.8
License agreements	4,981	(2,292)	2,689	0.4
Non-compete agreements	6,267	(1,469)	4,798	1.4
Contractual customers	1,452	(849)	603	0.1
Below market leases	941	(45)	896	0.5
	$51,020	$(15,251)	$35,769	1.2

Intangible amortization expense for the three months ended June 30, 2019 and 2018 was $1.3 million, and $2.6 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively. Intangible amortization is included as a part of “Depreciation and amortization” in Newmark’s unaudited condensed consolidated statements of operations.

The estimated future amortization of definite life intangible assetsas of June 30, 2019 was as follows (in thousands):

2019	$2,751
2020	5,338
2021	4,328
2022	2,283
2023	1,838
Thereafter	1,970
Total	$18,508

(17)	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Leasehold improvements and other fixed assets	$101,885	$99,207
Software, including software development costs	28,044	21,417
Computer and communications equipment	20,289	16,605
	150,218	137,229
Accumulated depreciation and amortization	(66,675)	(58,424)
	$83,543	$78,805

Depreciation expense for the three months ended June 30, 2019 and 2018 was $4.4 million and $3.2 million, respectively, and $9.3 million and $6.4 million for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense is included as a part of “Depreciation and amortization” in Newmark’s unaudited condensed consolidated statements of operations.

Capitalized software development costs for the three months ended June 30, 2019 and 2018 was $1.6 million and $0.5 million, respectively, and $2.2 million and $1.0 million for the six months ended June 30, 2019 and 2018, respectively. Amortization of software development costs totaled $0.6 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively and $1.1 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” in Newmark’s unaudited condensed consolidated statements of operations.

(18)	Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms of up to 1 year to 13 years, some of which include options to extend the leases in 5 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply the judgement to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option.

Operating lease costs were $11.7 million and $22.6 million for the three and six months ended June 30, 2019, respectively, and are included in “Operating, administrative and other” in the unaudited condensed consolidated statement of operations. Operating cash flows for the six months ended June 30, 2019 included payments of $21.8 million for operating lease liabilities. As of June 30, 2019, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three and six months ended June 30, 2019, Newmark had short-term lease expense of $0.7 million and $1.3 million, respectively, and sublease income of $0.2 million and $0.4 million, respectively.

As of June 30, 2019, the weighted average discount rate was 7.49% and the remaining weighted average lease term was 9.1 years.

As of June 30, 2019, Newmark had operating lease ROU assets of $192.5 million recorded in “Other assets”, and operating lease ROU liabilities of $22.8 million recorded in “Current portion of accounts payable, accrued expenses and other liabilities” and $220.9 million recorded in “Other long-term liabilities” on its unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended June 30, 2019 and 2018 was $12.0 million and $10.5 million, respectively, and $23.7 million and $20.7 million for the six months ended June 30, 2019 and 2018, respectively. Rent expense is reported in “Operating, administrative and other” in Newmark’s unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2032. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of June 30, 2019, minimum lease payments under these arrangements were as follows (in thousands):

2019	$20,283
2020	41,815
2021	38,989
2022	36,327
2023	34,973
Thereafter	168,518
Total lease payments	340,905
Less: Interest	97,222
Present value of lease liability	$243,683

Under ASC 840, Leases undiscounted minimum lease payments as of December 31, 2018 were as follows (in thousands):

2019	$42,870
2020	41,497
2021	38,287
2022	35,738
2023	34,290
Thereafter	158,907
Total	$351,589

(19)	Other Assets

Other current assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Derivative assets	$30,565	$30,796
Prepaid taxes	14,234	9,992
Prepaid expenses	12,674	15,570
Rent and other deposits	1,554	1,192
Other	20,367	189
	$79,394	$57,739

Non-current other assets consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
ROU Asset	$192,498	$—
Deferred tax assets	154,880	149,938
Equity method investment	106,010	101,275
Non-marketable investments	57,497	53,470
Derivative assets	42,883	61,732
Other	4,611	3,452
	$558,379	$369,867

(20)	Securities Loaned

As of June 30, 2019, Newmark had securities loaned transactions with Cantor of $33.7 million. The fair value of the securities loaned was $33.7 million. As of June 30, 2019, the cash collateral received from Cantor bore interest rates ranging from 2.97% to 3.15%. As of December 31, 2018, Newmark did not have any securities loaned transactions with Cantor. Securities loaned transactions are included in “Securities loaned” in Newmark’s unaudited condensed consolidated balance sheets (See Note 7 — Marketable Securities).

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

As of June 30, 2019, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at June 30, 2019	Stated Spread to One Month LIBOR	Rate Type
Warehouse facility due June 17, 2020	$450,000	$—	$120,945	115 bps	Variable
Warehouse facility due June 17, 2020	-	200,000	-	110 bps	Variable
Warehouse facility due September 25, 2019	200,000	—	189,749	115 bps	Variable
Warehouse facility due October 10, 2019(1)	700,000	—	433,854	115 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	48,646	105 bps	Variable
	$1,350,000	$525,000	$793,194

(1)

The warehouse facility was temporarily increased by $400.0 million to $700.0 million for the period of May 16, 2019 to July 15, 2019.
The warehouse facility was temporarily increased by $200.0 million to $500.0 million for the period of July 15, 2019 to August 28, 2019.
The warehouse facility was temporarily increased by an additional $1.3 billion to $1.8 billion for the period no longer than July 16, 2019 to September 13, 2019.

As of December 31, 2018, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2018	Stated Spread to One Month LIBOR	Rate Type
Warehouse facility due June 19, 2019	$450,000	$—	$413,063	120 bps	Variable
Warehouse facility due September 25, 2019	200,000	—	113,452	120 bps	Variable
Warehouse facility due October 10, 2019(2)	1,000,000	—	416,373	120 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	29,499	115 bps	Variable
	$1,650,000	$325,000	$972,387

(2)

The warehouse facility was temporarily increased by $700.0 million to $1.0 billion for the period of November 30, 2018 to January 29, 2019. On January 29, 2019, the temporary increase was decreased by $400 million to $300 million for the period January 29, 2019 to April 1, 2019.

Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of June 30, 2019 and December 31, 2018 and for the three and six months ended March 31, 2019 and 2018 and the year ended December 31, 2018.

The borrowing rates on the warehouse facilities are based on short-term London Interbank Offered Rate (LIBOR) plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
6.125% Senior Notes	$539,206	$537,926
Credit Facility	43,634	—
Total long-term debt	$582,840	$537,926

6.125% Senior Notes

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced at 98.937% to yield 6.375%. The 6.125% Senior Notes, which were priced on November 1, 2018, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended. The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and will mature on November 15, 2023. The carrying amount of the 6.125% Senior Notes as of June 30, 2019 was $539.2 million, net of debt issue costs of $5.6 million and net of debt discount of $5.2 million. Newmark uses the effective interest rate method to amortize the debt discount over the life of the loan. Newmark amortized $0.3 million and $0.6 million of debt discount for the three and six months ended June 30, 2019, respectively. Newmark uses the straight-line method to amortize these debt issue costs over the life of the loan. Newmark amortized $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively. Newmark recorded interest expense related to the 6.125% Senior Notes of $8.7 million and $17.4 million for the three and six months ended June 30, 2019, respectively. These amounts are included in “Interest expense, net” in Newmark’s unaudited condensed consolidated statement of operations.

Credit Facility

On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility (“the Credit Facility”). Borrowings under the Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) LIBOR for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 200 basis points with respect to LIBOR borrowings in (a) above and can range from 0.25% to 1.25%, depending upon Newmark’s credit rating. The Credit Facility also provides for an unused facility fee.  The carrying amount of the advance as of June 30, 2019 was $43.6 million, net of debt issue costs of $1.4 million. Newmark uses the straight-line method to amortize these debt issue costs over the life of the loan. Newmark amortized $0.1 million and $0.3 million of debt issue costs for the three and six months ended June 30, 2019, respectively. Newmark recorded interest expense of $0.8 million and $1.0 million for the three and six months ended June 30, 2019, respectively. These amounts are included in “Interest expense, net” in Newmark’s unaudited condensed consolidated statement of operations.

Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders. The term loan credit agreement provides for loans of up to $575.0 million (the “Term Loan”). The maturity date of the agreement was September 8, 2019. Borrowings under the Term Loan bore interest at either LIBOR or a defined base rate plus an additional margin which ranged from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan was a LIBOR loan or a base rate loan. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior term loan credit agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Term Loan. The net proceeds from the IPO were used to partially repay $304.3 million of the Term Loan. During the year ended December 31, 2018, Newmark repaid the outstanding balance of $270.7 million on the Term Loan, at which point the facility was terminated. Newmark recorded interest expense related to the Term Loan of $2.6 million for the three and six months ended June 30, 2018, respectively. Prior to the Spin-Off, the Term Loan was repaid in full.

Converted Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders (the “Converted Term Loan”). The revolving credit agreement provides for revolving loans of up to $400.0 million. The maturity date of the facility was

September 8, 2019. Borrowings under the Converted Term Loan bore interest at either LIBOR or a defined base rate plus an additional margin, which ranged from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan was a LIBOR loan or a base rate loan. The Term Loan was paid in full on March 9, 2018. Since the Term Loan was repaid in full, the pricing of the Converted Term Loan returned to the levels previously described. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of BGC under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. As of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. On June 19, 2018, Newmark repaid $152.9 million, and on September 26, 2018, Newmark repaid $113.2 million of the Converted Term Loan using proceeds from the Newmark OpCo Preferred Investment. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan using the proceeds from the sale of its 6.125% Senior Notes. Therefore, there were no borrowings outstanding as of December 31, 2018. Newmark recorded interest expense related to the Converted Term Loan of $4.4 million and $9.0 million for the three and six months ended June 30, 2018, respectively. Prior to the Spin-Off, the outstanding amount under the Converted Term Loan was repaid in full.

2019 Promissory Note and 2042 Promissory Note

On December 13, 2017, in connection with the Separation, Newmark assumed from BGC an aggregate of $300.0 million principal amount due December 9, 2019 (the “2019 Promissory Note”) and $112.5 million principal amount due June 26, 2042 (the “2042 Promissory Note”). On September 4, 2018, Newmark OpCo borrowed $112.5 million from BGC pursuant to the Intercompany Credit Agreement which loan bore interest at an annual rate equal to 6.5%. Newmark OpCo used the proceeds of the Intercompany Credit Agreement loan to repay the $112.5 million of the 2042 Promissory Note. The 2019 Promissory Note bore interest at 5.375% and the 2042 Promissory Note bore interest at 8.125%. Newmark repaid the $300 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. Upon repayment of the 2019 Promissory Note, Newmark no longer has debt obligations owed to BGC. Newmark recorded interest expense related to the 2019 Promissory Note of $4.3 million and $8.6 million for the three and six months ended June 30, 2018, respectively. Additionally, Newmark recorded interest expense related to the 2042 Promissory Note of $2.3 million and $4.6 million for the three and six months ended June 30, 2018, respectively. In connection with the repayment of the 2019 Promissory Note, Newmark incurred a prepayment penalty of $7.0 million.

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

At June 30, 2019, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $20.3 billion with a maximum potential loss of approximately $5.7 billion, of which $9.9 million is covered by the Credit Enhancement Agreement (See Note 12 — Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit).

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

At June 30, 2019 and December 31, 2018, changes on the estimated liability under the guarantee liability were as follows:

Financial guarantee liability (in thousands)
Balance at January 1, 2018	$(54)
Reversal of provision	22
Balance at December 31, 2018	$(32)
Increase to provision	(41)
Balance at June 30, 2019	$(73)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Increase (decrease) to financial guarantee liability	$—	$(14)	$41	$(7)
Decrease (increase) to credit enhancement asset (1)	—	—	—	10
Total expense	$—	$(14)	$41	$3

(1)	The credit enhancement recievable is included in “Other assets” in the accompanying consolidated balance sheets.

(24)	Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (See Note 23 — Financial Guarantee Liability). As of June 30, 2019, 24% and 16% of $5.7 billion of the maximum loss (See Note 23 — Financial Guarantee Liability) was for properties located in California and Texas, respectively. As of December 31, 2018, 25% and 16% of $5.8 billion of the maximum loss (See Note 23 — Financial Guarantee Liability) was for properties located in California and Texas, respectively.

(25)	Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to approximately $1.0 billion and $1.3 billion, as of June 30, 2019 and December 31, 2018, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance at June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$33,659	$—	$—	$33,659
Nasdaq Forwards	—	—	48,652	48,652
Loans held for sale, at fair value	—	818,909	—	818,909
Rate lock commitments	—	—	21,951	21,951
Forwards	—	—	2,845	2,845
Total assets	$33,659	$818,909	$73,448	$926,016
Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$38,712	$38,712
Rate lock commitments	—	—	2,428	2,428
Forwards	—	—	27,261	27,261
Total Liabilities	$—	$—	$68,401	$68,401

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$48,942	$—	$—	$48,942
Nasdaq Forwards	—	—	77,619	77,619
Loans held for sale, at fair value	—	990,864	—	990,864
Rate lock commitments	—	—	6,732	6,732
Forwards	—	—	8,177	8,177
Total assets	$48,942	$990,864	$92,528	$1,132,334
Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$32,552	$32,552
Rate lock commitments	—	—	7,470	7,470
Forwards	—	—	9,208	9,208
Total Liabilities	$—	$—	$49,230	$49,230

There were no transfers among Level 1, 2 and 3 for the six months ended June 30, 2019 and the year ended December 31, 2018.

Level 3 Financial Assets and Liabilities: Changes in Level 3 Nasdaq Forwards, rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the three months ended June 30, 2019 were as follows (in thousands):

	Opening Balance April 1, 2019	Total realized and unrealized gains (losses) included in Net income(1)	Issuances	Settlements	Closing Balance as of June 30, 2019	Unrealized gains (losses) outstanding as of June 30, 2019
Assets:
Rate Lock Commitments	$10,210	$21,951	$—	$(10,210)	$21,951	$21,951
Forwards	5,964	2,845	—	(5,964)	2,845	2,845
Nasdaq Forwards	64,290	(15,638)	—	—	48,652	(15,638)
Total Assets	$80,464	$9,158	$—	$(16,174)	$73,448	$9,158
	Opening Balance April 1, 2019	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance as of June 30, 2019	Unrealized (gains) losses outstanding as of June 30, 2019
Liabilities:
Accounts payable, accrued expenses and other liabilities – contingent consideration(1)	$31,357	$(65)	$7,758	$(338)	$38,712	$(65)
Rate Lock Commitments	5,190	2,428	—	(5,190)	2,428	2,428
Forwards	9,596	27,261	—	(9,596)	27,261	27,261
Total Liabilities	$46,143	$29,624	$7,758	$(15,124)	$68,401	$29,624
(1)	Realized and unrealized losses are reported in “Other income (loss), net” in Newmark’s unaudited condensed consolidated statements of operations.

Changes in Level 3 Nasdaq Forwards, rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the three months ended June 30, 2018 were as follows (in thousands):

	Opening Balance as of April 1, 2018	Total realized and unrealized gains (losses) included in Net income(1)	Issuances	Settlements	Closing Balance as of June 30, 2018	Unrealized gains (losses) outstanding as of June 30, 2018
Assets:
Rate Lock Commitments	$8,750	$14,448	$—	$(8,750)	$14,448	$14,448
Forwards	9,687	16,442	—	(9,687)	16,442	16,442
Nasdaq Forwards	—	(2,808)	21,893	—	19,085	(2,808)
Total Assets	$18,437	$28,082	$21,893	$(18,437)	$49,975	$28,082
	Opening Balance as of April 1, 2018	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance as of June 30, 2018	Unrealized (gains) losses outstanding as of June 30, 2018
Liabilities:
Accounts payable, accrued expenses and other liabilities – contingent consideration(1)	$23,088	$295	$688	$(2,497)	$21,574	$295
Rate Lock Commitments	8,980	13,945	—	(8,980)	13,945	13,945
Forwards	2,421	641	—	(2,421)	641	641
Total Liabilities	$34,489	$14,881	$688	$(13,898)	$36,160	$14,881
(1)	Realized and unrealized losses are reported in “Other income (loss), net” in Newmark’s unaudited condensed consolidated statements of operations.

Changes in Level 3 Nasdaq Forwards, rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the six months ended June 30, 2019 were as follows (in thousands):

	Opening Balance as of January 1, 2019	Total realized and unrealized gains (losses) included in Net income(1)	Issuances	Settlements	Closing Balance as of June 30, 2019	Unrealized gains (losses) outstanding as of June 30, 2019
Assets:
Rate Lock Commitments	$6,732	$21,951	$—	$(6,732)	$21,951	$21,951
Forwards	8,177	2,845	—	(8,177)	2,845	2,845
Nasdaq Forwards	77,619	(28,967)	—	—	48,652	(28,967)
Total Assets	$92,528	$(4,171)	$—	$(14,909)	$73,448	$(4,171)
	Opening Balance as of January 1, 2019	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance as of June 30, 2019	Unrealized (gains) losses outstanding as of June 30, 2019
Liabilities:
Accounts payable, accrued expenses and other liabilities – contingent consideration(1)	$32,552	$1,319	$7,758	$(2,917)	$38,712	$1,319
Rate Lock Commitments	7,470	2,428	—	(7,470)	2,428	2,428
Forwards	9,208	27,261	—	(9,208)	27,261	27,261
Total Liabilities	$49,230	$31,008	$7,758	$(19,595)	$68,401	$31,008

(1)	Realized and unrealized losses are reported in “Other income (loss), net” in Newmark’s unaudited condensed consolidated statements of operations.

Changes in Level 3 Nasdaq Forwards, rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the six months ended June 30, 2018 were as follows (in thousands):

	Opening Balance as of January 1, 2018	Total realized and unrealized gains (losses) included in Net income(1)	Issuances	Settlements	Closing Balance as of June 30, 2018	Unrealized gains (losses) outstanding as of June 30, 2018
Assets:
Rate Lock Commitments	$2,923	$14,448	$—	$(2,923)	$14,448	$14,448
Forwards	3,753	16,442	—	(3,753)	16,442	16,442
Nasdaq Forwards	—	(2,808)	21,893	—	19,085	(2,808)
Total Assets	$6,676	$28,082	$21,893	$(6,676)	$49,975	$28,082
	Opening Balance as of January 1, 2018	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance as of June 30, 2018	Unrealized (gains) losses outstanding as of June 30, 2018
Liabilities:
Accounts payable, accrued expenses and other liabilities – contingent consideration(1)	$23,710	$432	$688	$(3,256)	$21,574	$432
Rate Lock Commitments	2,390	13,945	—	(2,390)	13,945	13,945
Forwards	657	641	—	(657)	641	641
Total Liabilities	$26,757	$15,018	$688	$(6,303)	$36,160	$15,018
(1)	Realized and unrealized losses are reported in “Other income (loss), net” in Newmark’s unaudited condensed consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

June 30, 2019
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range	Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$38,712	Discount rate	0.3% - 10.4%	8.1%
			Probability of meeting earnout and contingencies	99% - 100%	99.5%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$48,652	$—	Volatility	27.75% - 35.25%	32.2%
Forward sale contracts	$2,845	$27,261	Counterparty credit risk	N/A	N/A
Rate lock commitments	$21,951	$2,428	Counterparty credit risk	N/A	N/A

December 31, 2018
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range	Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$32,552	Discount rate	0.3%-10.4%	8.2%
			Probability of meeting earnout and contingencies	99%-100%(1)	99.6%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$77,619	$—	Volatility	23.7%-34.8%(2)	30.2%
Forward sale contracts	$8,177	$9,208	Counterparty credit risk	N/A	N/A
Rate lock commitments	$6,732	$7,470	Counterparty credit risk	N/A	N/A

(1)	Newmark’s estimate of contingent consideration as of June 30, 2019 and December 31, 2018 was based on the acquired business’ projected future financial performance, including revenues.
(2)	The volatility of Newmark’s Nasdaq Forwards is primarily based on the underlying Nasdaq stock price.

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

The Nasdaq Forwards are derivatives and, accordingly, are marked to fair value through Newmark’s unaudited condensed consolidated statements of operations. The fair value of the Nasdaq Forwards is determined utilizing the following inputs, as applicable:

•	The underlying number of shares and the related strike price;
•	The maturity date; and
•	The implied volatility of Nasdaq’s stock price.

The fair value of Newmark’s Nasdaq Forwards considers the effects of Nasdaq’s stock price volatility between the balance sheet date and the maturity date. The fair value is determined through the use of a Black-Scholes put option valuation model.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2019 and December 31, 2018, the present value of expected payments related to Newmark’s contingent consideration was $34.2 million and $32.6 million, respectively (See Note 31 — Commitments and Contingencies). The undiscounted value of the payments, assuming that all contingencies are met, would be $40.2 million and $39.6 million, respectively. Valuations for contingent consideration, Nasdaq Forwards, forward sales contracts, and rate lock commitments are conducted by Newmark. Each reporting period, Newmark updates unobservable inputs. Newmark has a formal process to review changes in fair value for satisfactory explanation.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the new recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of approximately $57.5 million, which were included in “Other assets” in Newmark’s unaudited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
(27)	Related Party Transactions
(a)	Service Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and BGC. Allocated expenses were $7.2 million and $6.3 million for the three months ended June 30, 2019 and 2018, respectively, and $13.9 million and $13.2 million for the six months ended June 30, 2019 and 2018, respectively. These expenses are included as part of “Fees to related parties” in Newmark’s unaudited condensed consolidated statements of operations.

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

As of June 30, 2019 and December 31, 2018, the aggregate balance of employee loans was $320.4 million and $285.5 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in Newmark’s unaudited condensed consolidated balance sheets. Compensation expense for the above mentioned employee loans were $11.1 million and $5.2 million for the three months ended June 30, 2019 and 2018, respectively, and $18.5 million and $11.2 million for the six months ended June 30, 2019 and 2018, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” in Newmark’s unaudited condensed consolidated statements of operations.

Transfer of Employees to Newmark and Other Related Party Transactions

In connection with the expansion of the mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of its affiliate, CCRE, have transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018 and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million. Newmark recorded $6.9 million and $2.2 million as “Stockholders’ equity” and “Redeemable partnership interests”, respectively, in Newmark’s unaudited condensed consolidated balance sheets.

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

Newmark has a referral agreement in place with CCRE, in which Newmark’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, Newmark recognized $0.5 million and $0.7 million of revenues for the three and six months ended June 30, 2019, respectively. In connection with this revenue-share agreement, Newmark did not recognize any revenues for the three and six months ended June 30, 2018.

Newmark also has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE for the three and six months ended June 30, 2019 and 2018.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Revenue from these referrals were $0.2 million and $0.1 million for the three months ended June 30, 2019 and 2018, respectively. Revenue from these referrals were $0.9 million and $3.7 million for the six months ended June 30, 2019 and 2018, respectively. These revenues were recognized in “Gains from mortgage banking activities/originations, net” in Newmark’s unaudited condensed consolidated statements of operations. These referrals fees are net of the broker fees and commissions to CCRE of $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.7 million for the six months ended June 30, 2019 and 2018, respectively.

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

During the six months ended June 30, 2019, Newmark purchased the primary servicing rights for $447.0 million of loans originated by CCRE for $0.7 million. During the six months ended June 30, 2018, Newmark purchased the primary servicing rights for $594.0 million of loans originated by CCRE for $1.0 million. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and $1.9 million for the six months ended June 30, 2019 and 2018, of servicing revenues (excluding interest and placement fees) from loans purchased from CCRE on a “fee for service” basis, which was included as part of “Management services, servicing fee and other” in Newmark’s unaudited condensed consolidated statements of operations.

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

On December 31, 2018, the Compensation Committee approved the cancellation of 13,552 non-exchangeable PSUs in BGC Holdings held by Mr. Rispoli and the cancelation of 11,089 BGC Holdings PPSUs (which had an average determination price of $5.814 per unit). In connection with the transactions, BGC issued $134,535 in shares of Class A common stock, less applicable taxes and withholdings, resulting in 13,552 net shares of BGC Class A common stock at a price of $5.17 per share and the payment of $64,471 for taxes. On February 22, 2019, the Compensation Committee removed the sale restrictions on 4,229 shares of BGC Class A common stock and 1,961 shares of Newmark Class A common stock held by Mr. Rispoli.

CF Real Estate Finance Holdings, LP.

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of March 31, 2019 and December 31, 2018, Newmark’s investment was accounted for under the equity method (See Note 8 — Investments).

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, including Cantor, whereby each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which was equal to a BGC Holdings limited partnership interest multiplied by the contribution ratio, divided by the current exchange ratio. The exchange ratio is subject to adjustment, in accordance with the terms of the separation agreement (See Note 2 — Limited Partnership Interests for additional information).

In addition CF&Co, a wholly owned subsidiary of Cantor, was an underwriter of the IPO. Pursuant to the underwriting agreement, Newmark paid CF&Co 5.5% of the gross proceeds from the sale of shares of Newmark Class A common stock sold by CF&Co. in connection with the IPO.

On November 30, 2018, BGC completed the Spin-Off. BGC Partners’ stockholders, including Cantor, as of the Record Date, received in the Spin-Off 0.463895 of a share of Newmark Class A or Class B common stock for each share of BGC Class A or Class B common stock held as of the Record Date. In the aggregate, BGC distributed 131.9 million shares of Newmark Class A common stock and 21.3 million shares of Newmark Class B common stock to BGC’s stockholders in the Spin-Off. As Cantor and CFGM held 100% of the shares of BGC Class B common stock as of the Record Date, Cantor and CFGM were distributed 100% of the shares of Newmark Class B common stock in the Spin-Off (see BGC’s 2018 Investment in Newmark below.

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

Subsequent to the Spin-Off, there are remaining partners who hold limited partnership interests in Newmark Holdings that are BGC employees, and there are remaining partners who hold limited partnership interests in BGC Holdings that are Newmark employees. These limited partnership interests represent interests that were held prior to the IPO and were distributed as part of the Separation and Distribution Agreement. Following the IPO, employees of Newmark and BGC only receive limited partnership interests in Newmark Holdings and BGC Holdings, respectively. As a result of the Spin-Off, as the existing limited partnership interests in Newmark Holdings held by BGC employees and the existing limited partnership interests in BGC Holdings held by Newmark employees are exchanged/redeemed, the related capital is contributed to and from Cantor, respectively.

BGC’s 2018 Investment in Newmark Holdings

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million units of Newmark Holdings for approximately $242.0 million. The price per Newmark Holdings unit was based on the $14.57 closing price of Newmark’s Class A common stock on March 6, 2018, as reported on the NASDAQ Global Select Market. These newly issued Newmark Holdings units were exchangeable, at BGC’s discretion, into either shares of Class A common stock or shares of Class B common stock of Newmark. BGC made the Investment in Newmark pursuant to an Investment Agreement, dated as of March 6, 2018, by and among BGC, BGC Holdings, BGC U.S. OpCo, BGC Global OpCo, Newmark, Newmark Holdings and Newmark OpCo. BGC’s 2018 Investment in Newmark and related transactions were approved by the Audit Committees and Boards of Directors of BGC and Newmark. BGC and its subsidiaries funded the Investment in Newmark using the proceeds of its CEO sales program. Newmark used the proceeds to repay the balance of the outstanding principal amount under its unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders that was guaranteed by BGC. In addition, in accordance with the Separation and Distribution Agreement, BGC owned 7.0 million limited partnership interests in the Newmark OpCo (“Newmark OpCo Units”) immediately prior to the Spin-Off, as a result of other issuances of BGC Class A common stock primarily related to the redemption of limited partnership units in BGC Holdings and Newmark Holdings.

Prior to and in connection with the Spin-Off, 14.8 million Newmark Holdings units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders. On November 30, 2018, BGC Holdings distributed pro-rata all of the 1.5 million exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the Spin-Off to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of November 23, 2018 (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 0.4 million Newmark Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the exchange ratio of 0.9793 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment). As of June 30, 2019, the exchange ratio equaled 0.9495 (See Note 1 — Organization and Basis of Presentation for additional information).

Other Transactions with CF&Co

On June 18, 2018 and September 26, 2018, Newmark entered into transactions related to the monetization of the Nasdaq shares that Newmark expects to receive in 2019 through 2022. (See Note 1 – Organization and Basis of Presentation.)  Newmark paid $4.0 million in fees for services provided by CF&Co related to these monetization transactions. These fees were recorded as a deduction from the carrying amount of the EPUs.

On November 6, 2018, Newmark issued an aggregate of $550.0 million principal amounts of 6.125% Senior Notes due 2023.  In connection with this issuance of 6.125% Senior Notes, Newmark paid $0.8 million in underwriting fees to CF&Co.

(d)	Payables to Related Parties

On March 19, 2018, Newmark entered into the Intercompany Credit Agreement with BGC, which amended and restated the original intercompany credit agreement between the parties in relation to the Separation, dated as of December 13, 2017. The Intercompany Credit Agreement provided for each party to issue revolving loans to the other party in the lender’s discretion. The interest rate on the Intercompany Credit Agreement was the higher of BGC’s or Newmark’s short-term borrowings rate in effect at such time, plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. As of November 7, 2018, all borrowings outstanding under the Intercompany Credit Agreement had been repaid.  Newmark recorded interest expense of $2.7 million and $3.6 million for the three and six months ended June 30, 2018, respectively, which is included in “Interest expense, net” in Newmark’s unaudited condensed consolidated statement of operations.

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

As of June 30, 2019, Newmark had receivables from related parties of $1.2 million. As of June 30, 2019, the current portion of payables to related parties was $25.5 million.

As of December 31, 2018, the related party receivables and the current portion of payables to related parties were $20.5 million and $13.5 million, respectively.

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

The Tax Cut and Jobs Act (the “Tax Act”), enacted on December 22, 2017, includes the global intangible low-taxed income (“GILTI”) provision. This provision requires inclusion in the Company’s U.S. income tax return of the earnings of certain foreign subsidiaries. The Company has elected to treat taxes associated with the GILTI provision as a current period expense when incurred and thus has not recorded deferred taxes, if any, for basis differences under this regime.

Pursuant to U.S. GAAP guidance, Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2019, Newmark had $0.2 million of unrecognized tax benefits which, if recognized, would affect the effective tax rate. As of December 31, 2018, Newmark’s unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, all of which, if recognized, would affect the effective tax rate. Newmark recognizes interest and penalties related to income tax matters in “Provision for income taxes” in Newmark’s unaudited condensed consolidated statements of operations. As of June 30, 2019 and December 31, 2018, Newmark had approximately $45 thousand of accrued interest and penalties related to uncertain tax positions.
(29)	Accounts Payable, Accrued Expenses and Other Liabilities

The current portion of accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$131,825	$113,713
Outside broker payable	63,233	59,918
Payroll taxes payable	48,675	39,620
Derivative liability	29,689	16,678
ROU liabilities	22,816	—
Corporate and other taxes payable	22,328	77,858
Contingent consideration	11,518	4,452
	$330,084	$312,239

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
ROU liabilities	$220,867	$—
Payroll taxes payable	50,605	31,055
Accrued compensation	35,534	35,103
Contingent consideration	27,195	28,099
Credit enhancement deposit	25,000	25,000
Financial guarantee liability	73	32
Deferred rent	—	49,334
	$359,274	$168,623

(30)	Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of Newmark’s Class A common stock upon exchange of Newmark limited partnership units (See Note 2 — Limited Partnership Interests). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Class A common stock of Newmark, of which 50.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of June 30, 2019, awards with respect to 15.7 million shares have been granted and 384.3 million shares are available for future awards.

Prior to the Separation, BGC’s Compensation Committee granted various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of BGC’s Class A common stock upon exchange of BGC’s limited partnership units (See Note 2 — Limited Partnership Interests).

a)	Limited Partnership Units

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings. Each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which was equal to a BGC Holdings limited partnership interest multiplied by an amount calculated in accordance with the BGC Holdings limited partnership agreement, the contribution ratio, divided by an amount, as of June 30, 2019, was 0.9495 (the exchange ratio), by which a Newmark Holdings limited partnership interest could be exchanged for a number of shares of Newmark Class A common stock.

A summary of the activity associated with limited partnership units held by Newmark employees in BGC Holdings is as follows:

Number of Units
Balance at January 1, 2018	64,708,915
Granted	2,872,825
Redeemed/exchanged units	(5,650,292)
Forfeited units	(60,479)
Balance at December 31, 2018	61,870,969
Granted	270,515
Redeemed/exchanged units	(1,938,794)
Forfeited units	(2,083,897)
Balance at June 30, 2019	58,118,793

A summary of the activity of the number of share-equivalent limited partnership units and post-IPO grants of Newmark limited partnership units held by Newmark employees in Newmark Holdings is as follows:

Number of Units
Balance at January 1, 2018	29,413,143
Granted	19,141,943
Redeemed/exchanged units	(3,793,351)
Forfeited units	(28,248)
Balance at December 31, 2018	44,733,487
Granted	10,746,929
Redeemed/exchanged units	(880,960)
Forfeited units/Other	4,846,170
Balance at June 30, 2019	59,445,626

As of June 30, 2019 and 2018, Newmark employees held 58.1 million and 61.9 million BGC Holdings limited partnership units, respectively. In addition, there were 59.4 million and 44.7 million limited partnership units in Newmark Holdings outstanding as of June 30, 2019 and 2018, respectively. The 29.4 million limited partnership units outstanding as of December 31, 2017, represent the share equivalent of BGC Holdings held by Newmark employees.

During the three months ended June 30, 2019, BGC granted exchangeability on 233 thousand and 24 thousand limited partnership units in BGC Holdings and Newmark Holdings held by Newmark employees, respectively. During the six months ended June 30, 2019, BGC granted exchangeability on 292 thousand and 54 thousand limited partnership units in BGC Holdings and Newmark Holdings held by Newmark employees, respectively.

During the three months ended June 30, 2018, BGC granted exchangeability on 5.0 million and 2.2 million limited partnership units in BGC Holdings and Newmark Holdings held by Newmark employees, respectively. During the six months ended June 30, 2018, BGC granted exchangeability on 6.7 million and 3.3 million limited partnership units in BGC Holdings and Newmark Holdings, respectively. For the three and six months ended June 30, 2019, Newmark incurred compensation expense of $2.6 million and $3.2 million, respectively, related to the exchangeability granted in each period. For the three and six months ended June 30, 2018, Newmark incurred compensation expense of $60.3 million and $82.1 million, respectively, related to the exchangeability granted in each period.

In addition, during the three months ended June 30, 2019, Newmark redeemed zero units in BGC Holdings and 1 thousand units in Newmark Holdings and in turn directly issued Newmark employees an equivalent amount of BGC or Newmark shares, respectively. Newmark incurred an expense of $7 thousand relating to this activity, which is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in Newmark’s unaudited condensed consolidated statement of operations.

As of June 30, 2019, and December 31, 2018, the number of share-equivalent BGC limited partnership units exchangeable into shares of BGC’s Class A common stock at the discretion of the unit holder was 25.8 million and 26.0 million, respectively. The number of share-equivalent Newmark limited partnership units exchangeable into shares of Newmark’s Class A common stock at the discretion of the unit holder was 10.3 million and 9.3 million for the three months ended June 30, 2019, and year ended December 31, 2018, respectively.

As of June 30, 2019, the notional value of the BGC limited partnership units with a post-termination pay-out amount held by Newmark employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $83.8 million. The number of outstanding limited partnership units with a post-termination pay-out represented 7.5 million limited partnership units in BGC Holdings and 4.7 million limited partnership units in Newmark Holdings, of which approximately 2.3 million units in BGC Holdings and 2.1 million units in Newmark Holdings were unvested. As of June 30, 2019, the aggregate estimated fair value of these limited partnership units was approximately $26.6 million. As of December 31, 2018, the notional value of the limited partnership units with a post-termination pay-out amount held by Newmark employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $92.7 million. As of December 31, 2018, the number of outstanding limited partnership units with a post-termination pay-out represented 8.4 million and 3.8 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, of which approximately 3.3 million and 1.5 million units in BGC Holdings and Newmark Holdings were unvested, respectively. As of December 31, 2018, the aggregate estimated fair value of these limited partnership units was approximately $22.6 million.

In addition, beginning January 1, 2018, Newmark began granting standalone limited partnership units in Newmark Holdings to Newmark employees. As of June 30, 2019, the notional value of the limited partnership units with a post-termination pay-out amount held by Newmark employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $120.9 million. The number of outstanding limited partnership units with a post-termination pay-out represent 10.0 million limited partnership units in Newmark Holdings, of which approximately 7.1 million units in Newmark Holdings were unvested. As of June 30, 2019, the aggregate estimated fair value of these limited partnership units was approximately $14.7 million.

During 2019, Newmark began granting conversion rights on outstanding limited partnership units in BGC Holdings and Newmark Holdings to Newmark employees with a post-termination payout as well as the option to convert the limited partnership units to a capital balance within BGC Holdings or Newmark Holdings. As of June 30, 2019, the notional value of these limited partnership units held by Newmark employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $20.7 million which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in Newmark’s unaudited condensed consolidated statement of operations. The number of outstanding limited partnership units represent 1.2 million units in BGC Holdings and 1.7 million units in Newmark Holdings. As of June 30, 2019, the aggregate estimated fair value of these limited partnership units was approximately $19.0 million which is included in “Accrued compensation” in Newmark’s unaudited condensed consolidated balance sheets.

During the three and six months ended June 30, 2019, Newmark employees received 7.6 million N Units that are excluded from the table above, since these units are not considered share-equivalent LPUs and are not included in the fully diluted share count. The N Units granted during the period remain unvested. Upon vesting, which occurs if the revenue threshold is met, the N Units are converted to LPUs at which time, the issuance of LPUs would be reflected as a share-equivalent grant in the table above.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. Newmark recognized compensation expense/(benefit), before associated income taxes, related to these limited partnership units that were not redeemed of $24.0 million and $1.8 million for the three months ended June 30, 2019 and 2018, respectively. Newmark recognized compensation expense/(benefit), before associated income taxes, related to these limited partnership units that were not redeemed of $30.3 million and $(6.9) million for the six months ended June 30, 2019 and 2018, respectively. These are included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in Newmark’s unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units was $11.6 million and $4.6 million for the three months ended June 30, 2019 and 2018, respectively, and $17.9 million and $8.8 million for the six months ended June 30, 2019 and 2018, respectively. This expense is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in Newmark’s unaudited condensed consolidated statements of operations.

(b)	Restricted Stock Units

A summary of the activity associated with RSUs in BGC held by Newmark employees is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2018	346,538	$9.56	1.85
Granted	3,439	7.64
Settled units (delivered shares)	(147,006)	9.17
Forfeited units	(34,296)	10.01
Balance at December 31, 2018	168,675	9.77	0.98
Granted	—
Settled units (delivered shares)	(84,984)	9.29
Forfeited units	(9,862)	9.94
Balance at June 30, 2019	73,829	$10.30	0.70

A summary of the activity associated with RSUs in Newmark held by Newmark employees is as follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2018	—	$—	—
Granted	264,532	13.54
Settled units (delivered shares)	(8,109)	13.36
Forfeited units	(36,536)	13.71
Balance at December 31, 2018	219,887	13.52	2.28
Granted	2,191,303	7.53
Settled units (delivered shares)	(55,669)	13.89
Forfeited units	(28,859)	11.30
Balance at June 30, 2019	2,326,662	$7.56	4.69

Beginning January 1, 2018, Newmark began granting stand-alone Newmark RSUs to Newmark employees. The fair value is determined on the date of grant based on the market value of Newmark Class A common stock in the same fashion as described above, and the awards vest ratably over the two- to four-year vesting period into shares of Newmark Class A common stock.

The fair value of Newmark RSUs awarded to Newmark employees is determined on the date of grant based on the market value of Newmark Class A common stock (adjusted if appropriate based upon the award’s eligibility to receive dividends), and is recognized, net of the effect of estimated forfeitures, ratably over the vesting period. Newmark uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for RSUs. Each RSU is settled into one share of Newmark Class A common stock upon completion of the vesting period.

During the six months ended June 30, 2019 and 2018, BGC granted zero and 0.2 million of RSUs to Newmark employees with aggregate estimated grant date fair value of zero and $2.9 million, respectively. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year  period.

During the six months ended June 30, 2019 and 2018, Newmark granted 2.2 million and 0.2 million of Newmark RSUs with aggregate estimated grant date fair value of $16.5 million and $2.9 million, respectively. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to eight-year  period.

As of June 30, 2019 and 2018, the aggregate estimated grant date fair value of outstanding BGC RSUs was $0.8 million and $2.1 million, respectively. As of June 30, 2019 and 2018, the aggregate estimated grant date fair value of outstanding Newmark RSUs was $18.4 million and $2.9 million, respectively.

Compensation expense related to BGC RSUs, before associated income taxes, was approximately $0.2 million in each of the three months ended June 30, 2019 and 2018, respectively. Compensation expense related to Newmark RSUs, before associated income taxes, was approximately $1.0 million and $1.8 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, there was approximately $17.6 million total unrecognized compensation expense related to unvested Newmark RSUs and approximately $1.0 million total unrecognized compensation expense related to unvested BGC RSUs.

Newmark may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended June 30, 2019 and 2018 were $0.2 million and $0.4 million, respectively. As of June 30, 2019, and December 31, 2018, the total liability for the deferred cash compensation awards was $1.1 million and $1.5 million, respectively, and is included in “Other long-term liabilities” in Newmark’s unaudited condensed consolidated balance sheets.

(See Note 27 — Related Party Transactions for compensation related matters for the transfer of CCRE employees to Newmark).
(31)	Commitments and Contingencies
(a)	Contractual Obligations and Commitments

As of June 30, 2019 and December 31, 2018, Newmark was committed to fund approximately $694.0 million and $294.0 million, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)	Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2014 through 2019 for which contingent cash consideration of $22.7 million and limited partnership units of 1.4 million may be issued on certain targets being met through 2022. The contingent equity instruments are issued by and are included in the current portion of “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets. The contingent cash liability is recorded at fair value as deferred consideration on Newmark’s unaudited condensed consolidated balance sheets.

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

Second Quarter 2019 Dividend

On July 31, 2019, Newmark’s Board of Directors declared a quarterly qualified cash dividend of $0.10 per share payable on September 5, 2019 to Class A and Class B common stockholders of record as of August 20, 2019.

Other Related Party Transactions

In July 2019, Cantor Commercial Real Estate Lending, L.P. (“CCRE Lending”), a wholly owned subsidiary of Real Estate LP, made a $146.6 million commercial real estate loan (the “Loan”) to a single-purpose company (the “Borrower”) in which Barry Gosin, Newmark’s Chief Executive Officer, owns a 19% interest. The Loan is secured by the Borrower’s interest in property in Pennsylvania that is subject to a ground lease. The terms of the Loan were determined through a bidding process. The Loan matures on August 6, 2029, and is payable monthly at a fixed interest rate of 4.38% per annum. Newmark provided certain commercial loan brokerage services to the Borrower in the ordinary course of its business, and the Borrower paid Newmark a fee, as the broker of the Loan, of $0.7 million. The Newmark Audit Committee approved the commercial loan brokerage services and the related fee amount received.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2019 and 2018. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

Overview and Business Environment

Newmark is a growing, full-service commercial real estate services business. We have been the fastest growing U.S. commercial real estate services firm (when compared with our full service publicly traded U.S. peers (based on fee revenues when disclosed, or on total revenues otherwise)), with a revenue compound annual growth rate of 20.5% from 2016 to June 30, 2019. We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and government sponsored enterprise (“GSE”) lending and loan servicing, mortgage broking and equity-raising. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

We generate revenues from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Our growth to date has been focused in North America. As of June 30, 2019, we have more than 5,500 employees, including more than 1,800 revenue-generating producers in 128 offices in 96 cities. In addition, Newmark has licensed its name to 13 commercial real estate providers that operate out of 20 offices in certain locations where Newmark does not have its own offices. Our partner, Knight Frank, operates out of over 400 offices.

The discussion of our financial results reflects only the business owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the Newmark name in their branding or marketing.

Over the past several years, we expanded our capital markets capabilities through the strategic addition of many prolific, accomplished capital markets producers in key markets throughout the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of $60.8 billion as of June 30, 2019 (of which 4.5% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans. Additionally, we expect to see continued growth from our valuation and advisory business particularly in conjunction with our increasingly robust capital markets platform.

We continue to invest in the business by adding high profile and talented producers and other revenue-generating professionals. Historically, newly hired commercial real estate producers tend to achieve dramatically higher productivity in their second and third years with our company, although we incur related expenses immediately. As our newly hired producers increase their production, we expect our commission revenue and earnings growth to accelerate, thus reflecting our operating leverage. Our pre-tax margins are impacted by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole and margins from “Gains from mortgage banking activities/originations, net” tend to be lower as we retain rights to service loans over time. In addition, capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and visibility when compared with leasing advisory. Capital markets transactions tend to have higher pre-tax margins than leasing advisory transactions, while leasing advisory revenues are generally more predictable than revenues from capital markets. Property and facilities management, along with certain of our other Global Corporate Services (“GCS”) products, generally have the most predictable and steady revenues, although pre-tax earnings margins for property and facilities management are at the lower end of those for our business as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period, which provides us with stable and foreseeable sources of revenues. Newmark’s revenues are balanced between businesses that are relatively less predictable and contractual sources that are very predictable. Approximately 69% of our revenues for the six months ended June 30, 2019 were generated by our most predictable and highly visible sources, including agency leasing, valuation, GCS, management services, loan servicing and tenant representation leasing business. The remaining 31% of revenues were generated by our more transactional investment sales, mortgage brokerage, and GSE lending platforms. Despite being more transactional, there are $2.0 trillion of mortgage maturities between 2019 and 2023 which we believe will support strong levels of mortgage brokerage activities. Our mortgage brokerage volume has increased 62.9% year-on-year in the quarter.

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

Concurrently with the Berkeley Point acquisition, on September 8, 2017 Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor (as defined below). Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment are available. Newmark’s investment in Real Estate LP is accounted for under the equity method.

Separation, Initial Public Offering and Spin-Off

Separation and Distribution and Related Agreements

On December 13, 2017, prior to the closing of Newmark’s initial public offering (“IPO”), BGC, BGC Holdings, L.P (“BGC Holdings”) BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, L.P (“Newmark Holdings”), Newmark Partners, L.P. (“Newmark OpCo”) and, solely for the provisions listed therein, Cantor Fitzgerald L.P. (“CFLP” or “Cantor”, including Cantor Fitzgerald & Co (“CF&Co”) and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”). The Separation and Distribution Agreement set forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

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

•the IPO;

•the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below; and

•the pro-rata distribution of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock, which distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes.

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

BGC’s Investment in Newmark Holdings

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings for approximately $242.0 million (the “Investment in Newmark in Newmark Holdings”). See Note 27 – “Related Party Transactions” to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

 Debt Repayment and Credit Agreements

As of January 1, 2018 Newmark had an outstanding balance of $270.7 million under a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders.  The term loan credit agreement provided for loans of up to $575.0 million (the “Term Loan”). Newmark used the proceeds of BGC’s 2018 Investment in Newmark plus cash on hand to repay in full the Term Loan.

As of January 1, 2018, Newmark had an outstanding balance of $40.0 million under an unsecured senior credit agreement, which was amended and restated on March 19, 2018 (“Intercompany Credit Agreement”). Through the six months ended June 30, 2018, Newmark borrowed an additional $230.0 million and used these proceeds plus cash on hand to fund its restricted cash account pledged for the benefit of Fannie Mae. On September 4, 2018 Newmark borrowed $112.5 million in order to repay a promissory note payable to BGC of $112.5 million (the “2042 Promissory Note”). On October 4, 2018, Newmark withdrew $252.0 million of cash on hand that was in excess of the minimum balance required to be pledged for the benefit of Fannie Mae to repay $252.0 million towards the outstanding balance of the Intercompany Credit Agreement. The remaining balance of $130.5 million was repaid with the proceeds of the 6.125% Senior Notes (as defined below).

As of January 1, 2018, Newmark had an outstanding balance of $400.0 million under a committed unsecured senior revolving credit agreement with Bank of America, N.A, as administrative agent, and a syndicate of lenders (the “Converted Term Loan”). On June 19, 2018 Newmark repaid $152.9 million, and on September 26, 2018 repaid $113.2 million of the Converted Term Loan, using the proceeds from the Newmark Opco Preferred Investments (as defined below). On November 6, 2018, Newmark repaid the remaining balance of $133.9 million with the proceeds of the 6.125% Senior Notes.

As of January 1, 2018, Newmark had an outstanding balance of $112.5 million under the 2042 Promissory Note payable to BGC. On September 4, 2018, Newmark borrowed $112.5 million under the Intercompany Credit Agreement and repaid this note in full.

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

As of January 1, 2018, Newmark had an outstanding balance of $300.0 million principal amount promissory note payable to BGC (the “2019 Promissory Note”). On November 23, 2018, Newmark repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note, primarily using proceeds from the sale of its 6.125% Senior Notes. Upon repayment of the 2019 Promissory Note, Newmark had no further debt obligations owed to or guaranteed by BGC, which was one of the requirements for the Spin-Off to be tax-free.

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

Credit Rating

Newmark has a stand-alone BBB- stable credit rating from Fitch Ratings Inc. and Kroll Bond Rating Agency, as well as a BB+ stable rating from Standard & Poor’s.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of June 30, 2019, the exchange ratio was 0.9495 shares of Newmark common stock per Newmark Holdings unit.

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

Contemporaneously with the issuance of the EPUs, the newly formed special purpose vehicles (“SPVs”) that are consolidated subsidiaries of Newmark, entered into four variable postpaid forward contracts with RBC (together, the "Nasdaq Forwards"). The SPVs are indirect subsidiaries of Newmark whose sole assets are the Nasdaq Earn-outs for 2019 through 2022. The Nasdaq Forwards provide the option to both Newmark and RBC for RBC to receive up to 992,247 shares of Nasdaq common stock, received by Newmark pursuant to the Nasdaq Earn-out (See Note 7— “Marketable Securities” to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), in each of the fourth quarters of 2019 through 2022 in exchange for either cash or redemption of the EPUs, solely at Newmark’s option.

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

In July 2019, Cantor Commercial Real Estate Lending, L.P. (“CCRE Lending”), a wholly owned subsidiary of Real Estate LP, made a $146.6 million commercial real estate loan (the “Loan”) to a single-purpose company (the “Borrower”) in which Barry Gosin, Newmark’s Chief Executive Officer, owns a 19% interest. The Loan is secured by the Borrower’s interest in property in Pennsylvania that is subject to a ground lease. The terms of the Loan were determined through a bidding process. The Loan matures on August 6, 2029, and is payable monthly at a fixed interest rate of 4.38% per annum. Newmark provided certain commercial loan brokerage services to the Borrower in the ordinary course of its business, and the Borrower paid Newmark a fee, as the broker of the Loan, of $0.7 million.  The Newmark Audit Committee approved the commercial loan brokerage services and the related fee amount received.

Growth Drivers

The key drivers of revenue growth for U.S. commercial real estate services companies include the overall health of the U.S. economy, institutional ownership of commercial real estate as an investible asset class, and the ability to attract and retain talent. In addition, growth in our capital markets business is driven by the availability of credit to purchasers of and investors in commercial real estate. In our multifamily business, delayed marriages, an aging population and immigration to the U.S. are driving increased demand for new apartments, with an estimated 4.6 million needed by 2030, according to a recent study commissioned by the National Multifamily Housing Council and the National Apartment Association. This should continue to drive investment sales, GSE multifamily lending and other mortgage brokerage and growth in our servicing portfolio for the foreseeable future. Our origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency (“FHFA”). As of December 31, 2018, the industry-wide caps are set at $70.0 billion combined excluding loans exempt from the caps, such as loans in the affordable and underserved market segments, or loans that finance water and energy efficiency improvements. These excluded categories can make up a significant portion of the overall market. For example, in 2018, more than half of the loan production reported by the GSEs of $143.0 billion and Federal Housing Administration (“FHA”) was excluded from the FHFA lending caps.

Economic Growth in the United States

The U.S. economy expanded by 2.1% during the second quarter of 2019, according to a preliminary estimate from the U.S. Department of Commerce. This growth compares with an increase of 4.2% in the second quarter of 2018 and 2.9% for full year 2018. The consensus is for U.S. gross domestic product to expand by 2.5% in 2019 and 1.8% in 2020, according to a recent Bloomberg survey of economists. This moderate pace of growth should help keep interest rates and inflation low by historical standards.

According to a preliminary report from the Bureau of Labor Statistics, employers added a monthly average of approximately 171 thousand net new payroll jobs during the second quarter of 2019, which was below the prior year period’s 243 thousand and the average of 223 thousand per month in full year 2018.

The ten-year Treasury yield declined approximately 85 basis points to 2.00% as of June 30, 2019 versus the year-earlier date. Ten-year Treasury yields have remained well below their 50-year average of approximately 6.35%, in large part due to market expectations that the Federal Open Market Committee will reduce the federal funds rate over the next few quarters in addition to muted long-term inflation expectations. Interest rates are also relatively low because of even lower or negative benchmark government interest rates in much of the rest of the developed world, which makes U.S. government bonds relatively more attractive.

Steady economic growth and historically low interest rates have helped push vacancy rates down for the office, apartment, retail and industrial markets over the current economic expansion, which began in July 2009. Construction activity, while increasing, remains low compared with prior expansion cycles and relative to demand and absorption, which means that property leasing markets continue to tighten. Overall, demand for commercial real estate remains strong. While the vast majority of new supply is going to the top 15 U.S. markets, there is healthy demand among investors for well-positioned suburban value-add assets in secondary and tertiary markets, according to NKF Research. U.S. office asking rates increased by 3.2% year-over-year during the second quarter of 2019, according to NKF Research.

The following key trends drove the commercial real estate market during the past year:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate;
•	Technology, professional and business services, coworking/flex, and healthcare continued to power demand for office space;
•

E-commerce and supply-chain optimization has pushed industrial absorption to 37 consecutive quarters of positive net absorption, creating tenant and owner-user demand for warehouses and distribution centers;

•	Apartment rents benefited from sustained job growth and underlying demographic trends towards apartment living among two key age groups: millennials and baby boomers; and
•	Continued corporate employment growth, combined with increased leisure travel, generated demand for hotel room-nights.

U.S. tax reform could continue to lift economic growth and boost leasing activity. Rising inflation and interest rates, which are byproducts of faster economic growth, could deliver a mixed outcome: potentially higher interest rates could put upward pressure on cap rates, but stronger rent growth and sustained investor demand could support higher property values and income growth.

Market Statistics

According to Real Capital Analytics (“RCA”), prices for commercial real estate were up by approximately 6.5% year-over-year for the second quarter of 2019. During the quarter, overall U.S. commercial real estate notional sales volumes increased by 2.3% year-on-year in the U.S. In comparison, our real estate capital markets business, which includes investment sales and commercial mortgage brokerage, increased 26.6% year-over-year during the quarter. According to a February 2019 Mortgage Bankers Association (“MBA”) forecast, originations of commercial/multifamily loans of all types are projected to remain essentially flat in terms of dollar volume for the year ending December 31, 2019.

Newmark’s loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Newmark Research estimates that overall industry GSE multifamily origination volumes increased by approximately 7.0% year-over-year in the quarter. In comparison, Newmark’s combined notional volumes across GSE and FHA multifamily loan originations increased by 7.0% year-over-year in the quarter. The GSE multifamily agency volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by Newmark and its competitors by 30 to 45 days.

According to NKF Research, the average vacancy rate for office declined 60 basis points year-over-year to 12.9%, industrial declined 10 basis points to 5.1%, while retail rose 30 basis points compared with the year earlier. Against this backdrop, revenues from our leasing commissions business increased by 22% year-over-year in the quarter.

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

As of June 30, 2019 our producer headcount was up 15.3% year-on-year to over 1,800 producers and sales people as compared to the prior year. As of June 30, 2019, average revenue generated per producer increased by 9.1% to approximately $901 thousand on a trailing twelve-month basis. This increase can be attributed to the hiring of highly productive and talented producers to the platform.

We recently acquired MLG Commercial, a leading commercial real estate company offering both brokerage and property management services in Wisconsin.  In June 2019, Newmark completed the acquisition of ACRES, a commercial brokerage and management firm headquartered in Utah. ACRES operates offices in Salt Lake City, Utah; Boise, Idaho; and Reno, Nevada.

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

Fees are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. In capital markets, fees are earned and recognized when the sale of a property closes, and title passes from seller to buyer for investment sales and when debt or equity is funded to a vehicle for debt and equity transactions. Gains from mortgage banking activities/originations, net are recognized when a derivative asset is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Gains from mortgage banking activities/originations, net are recognized net of related fees and commissions to affiliates or third-party brokers. For loans we produce, revenues are recognized when the loan is closed. Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow accounting principles generally accepted in the U.S., or “U.S. GAAP”, which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for Leasing and Capital Markets transactions. See Note 3—"Summary of Significant Accounting Policies” to our Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed discussion.

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

Certain of these limited partnership units entitle the holders to receive post-termination payments. These limited partnership units are accounted for as post-termination liability awards under U.S. GAAP guidance, which requires that we record an expense for such awards based on the change in value at each reporting period and include the expense in our unaudited condensed consolidated statements of operations as part of “Total compensation and employee benefits.” The liability for limited partnership units with a post-termination payout amount is included in “Accrued compensation” on our unaudited condensed consolidated balance sheets.

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

Other Income (Loss), Net

Other income (loss), net is comprised of the gains associated with the earn-out shares related to the Nasdaq transaction and the movements related to the to the impact of any unrealized non-cash mark-to-market gains or losses related to the Nasdaq Forwards. Additionally, other income included gains (losses) on equity method investments which represent our pro-rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, and the mark-to-market gains or losses on the non-marketable investments accounted for pursuant to the measurement alternative under Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

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

Financial Highlights

For the three months ended June 30, 2019, Newmark’s total revenues increased by 18.2% as compared to the three months ended June 30, 2018. This improvement was led by a 22.0% increase in leasing and other commissions, which was the result of organic growth and acquisitions, a 26.6% increase in revenues from capital markets brokerage, a 10.6% increase in management services, servicing fees, and other, and a 7.7% increase in gains from mortgage banking activities. Approximately 76.0% of our overall revenue growth in the second quarter was organic.  Newmark’s combined quarterly volumes across both capital markets and originations were up by 33.8% to $18.1 billion year-on-year, which significantly outpaced overall volumes in the U.S. Gains from mortgage banking activities/origination increased due to higher origination volumes.

For the six months ended June 30, 2019, Newmark’s total revenues increased by 11.4% as compared to the six months ended June 30, 2018. This improvement was led by a 15.5% increase in leasing and other commissions, which was the result of organic growth and acquisitions, a 14.0% increase in revenues from capital markets brokerage, net and a 9.3% increase in management services, servicing fees, and other, partially offset by a 5.4% decrease in gains from mortgage banking activities. The Company’s capital markets volumes increased by 29.9% year-on-year, which significantly outpaced overall volumes in the U.S. Gains from mortgage banking activities/origination declined due to lower originated mortgage servicing rights (“OMSR”) fees due to a change in the loan mix. We continue to hire high quality producers, strategically acquire local and regional firms and enhance our cross-selling capabilities across business lines as prior acquisitions and hires become more acclimated to the platform.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June, 30				Six Months Ended June, 30
	2019		2018		2019		2018
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$217,381	39.4%	$178,142	38.1%	$389,852	39.0%	$337,513	37.6%
Capital markets	128,750	23.3	101,691	21.8	231,547	23.1	203,055	22.7
Gains from mortgage banking activities/originations, net	45,091	8.2	41,877	9.0	76,437	7.7	80,791	9.0
Management services, servicing fees and other	160,256	29.1	144,909	31.1	301,298	30.2	275,720	30.7
Total revenues	551,478	100.0	466,619	100.0	999,134	100.0	897,079	100.0
Expenses:
Compensation and employee benefits	316,737	57.4	266,639	57.1	580,090	58.1	527,727	58.8
Equity-based compensation and allocations of net income to limited partnership units and FPUs(1)	39,353	7.1	67,367	14.4	53,224	5.3	84,783	9.5
Total compensation and employee benefits	356,090	64.5	334,006	71.6	633,314	63.4	612,510	68.3
Operating, administrative and other	101,749	18.5	80,048	17.2	189,642	19.0	155,475	17.3
Fees to related parties	7,222	1.3	6,301	1.4	13,947	1.4	13,195	1.5
Depreciation and amortization	33,425	6.1	20,201	4.3	61,729	6.2	42,714	4.8
Total operating expenses	498,486	90.4	440,556	94.5	898,632	90.0	823,894	91.9
Other income (loss), net:
Other income (loss)	(3,726)	(0.7)	(365)	(0.1)	(13,444)	(1.3)	5,342	0.6
Total other income (loss), net	(3,726)	(0.7)	(365)	(0.1)	(13,444)	(1.3)	5,342	0.6
Income from operations	49,266	8.9	25,698	5.5	87,058	8.7	78,527	8.8
Interest expense, net	(8,081)	(1.5)	(10,582)	(2.3)	(15,780)	(1.6)	(23,991)	(2.7)
Income before income taxes and noncontrolling interests	41,185	7.4	15,116	3.2	71,278	7.1	54,536	6.1
Provision for income taxes	9,121	1.6	10,822	2.3	15,808	1.6	17,755	2.0
Consolidated net income	32,064	5.8	4,294	0.9	55,470	5.5	36,781	4.1
Less: Net income attributable to noncontrolling interests	9,396	1.7	3,555	0.8	15,898	1.6	16,045	1.8
Net income available to common stockholders	$22,668	4.1%	$739	0.1%	$39,572	3.9%	$20,736	2.3%

(1)	The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended June, 30				Six Months Ended June, 30
	2019		2018		2019		2018
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Exchangeability expense	$2,559	0.5%	$60,334	12.9%	$3,220	0.3%	$82,083	9.2%
Allocations of net income	11,601	2.1	4,692	1.0	17,915	1.8	8,751	1.0
Equity based amortization	25,193	4.5	2,341	0.5	32,089	3.2	(6,051)	(0.7)
Equity based compensation and allocations of net income to limited partnership units and FPUs	$39,353	7.1%	$67,367	14.4%	$53,224	5.3%	$84,783	9.5%

Three months ended June 30, 2019 as compared to the three months ended June 30, 2018

Revenues

Leasing and Other Commissions

Leasing and other commission revenues increased by $39.2 million, or 22.0%, to $217.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily due to organic growth and to a lesser extent recent acquisitions.

Capital Markets

Capital markets revenue increased by $27.1 million, or 26.6%, to $128.8 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was driven by a 30.4% increase in investment sales volume and a 62.9% increase in mortgage brokerage volume, which significantly outpaced overall industry volumes in the U.S.

Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities, net increased by $3.2 million, or 7.7%, to $45.1 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The increase was primarily driven by increased origination fees of $3.1 million, resulting from increased loan origination volume. As with other multifamily agency lenders, the Company’s mix of originations, and therefore revenues, can vary depending on the size of loans, as well by the categories of loans with respect to the FHA, Freddie Mac, and different Fannie Mae structures.

A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the three months ended June 30, 2019 and 2018, we recognized $24.9 million and $24.7 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other

Management services, servicing fees and other revenue increased by $15.3 million, or 10.6%, to $160.3 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Management fees increased $10.2 million, which included an increase of $4.1 million related to the valuation and advisory business, and servicing fees increased by $3.9 million.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $50.1 million, or 18.8%, to $316.7 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. The main drivers of this increase were $40.8 million of additional payments directly related to the increase in revenues, and the remainder related to our continued hiring of leading industry professionals and acquisitions.

Equity-based compensation and allocations of net income to limited partnership units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $28.0 million, or 41.6%, to $39.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This decrease was primarily driven by a decrease of $34.9 million in equity-based compensation; partially offset by $6.9 million increase in allocations of net income.

Operating, Administrative and Other

Operating, administrative and other expenses increased by $21.7 million, or 27.1%, to $101.7 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was primarily driven by an increase in pass through costs as well as costs related to prior acquisitions.

Fees to Related Parties

Fees to related parties increased by $0.9 million, or 14.6%, to $7.2 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. Fees to related parties are allocations paid to BGC Partners and/or Cantor for administrative and support services.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2019 increased by $13.2 million, or 65.5%, to $33.4 million as compared to the three months ended June 30, 2018. This increase is due to a $12.0 million increase in mortgage servicing rights (“MSR”) amortization and a $1.2 million increase in fixed asset depreciation.

Because the Company recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the three months ended June 30, 2019 and 2018, our expenses included $27.7 million and $15.7 million of MSR amortization, respectively. Included in the $27.7 million is a $6.6 million impairment recorded during the three months ended June 30, 2019, and included in the $15.7 million is a reversal of $4.1 million recorded during the three months ended June 30, 2018 related to a previously recorded valuation allowance.

Other Income (Loss), Net

Other income (loss), net of $(3.7) million in the three months ended June 30, 2019 is primarily related to the mark-to-market losses related to the Nasdaq Forwards of $15.6 million, which was partially offset by equity income from Real Estate LP of $4.8 million, unrealized gains of $3.9 million resulting from non-marketable investments carried under measurement alternatives, and $3.1 million of income on Nasdaq shares.

Interest Expense, Net

Interest expense, net of $8.1 million incurred during the three months ended June 30, 2019 is primarily related to interest expense on the 6.125% Senior Notes. This is partially offset by interest income primarily related to employee loans.

Provision for Income Taxes

Provision for income taxes decreased by $1.7 million, or 15.7%, to $9.1 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This decrease was primarily due to non-recurring tax provisions recorded in 2018. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests increased by $5.8 million, or 164.3%, to $9.4 million for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This increase was due to an increase in consolidated net income, partially offset by the effects of the change in Newmark’s corporate structure as result of the Spin-Off.

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

Revenues

Leasing and Other Commissions

Leasing and other commission revenues increased by $52.3 million, or 15.5%, to $389.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was primarily due to organic growth and to a lesser extent recent acquisitions.

Capital Markets

Capital markets revenue increased by $28.5 million, or 14.0%, to $231.5 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The increase was driven by a 22.6% increase in investment sales volume and a 55.9% increase in mortgage brokerage volume, which significantly outpaced overall volumes in the U.S.

Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/origination, net decreased by $4.4 million, or 5.4%, to $76.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. The decrease was driven by the change in origination mix with respect to different types and sizes of GSE and FHA loans.

A portion of our gains from mortgage banking activities/originations, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the six months ended June 30, 2019 and 2018, we recognized $41.2 million and $45.8 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other

Management services, servicing fees and other revenue increased by $25.6 million, or 9.3%, to $301.3 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  Management fees increased $11.4 million, which included an increase of $9.6 million related to the valuation and advisory business and servicing fees increased $9.1 million.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $52.4 million, or 9.9%, to $580.1 million for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. The main drivers of this increase were $37.1 million of additional payments directly related to the increase in revenues, and the remainder related to our continued hiring of leading industry professionals and acquisitions. Compensation and employee benefits were 58.1% of total revenue for the six months ended June 30, 2019 as compared to 58.8% for the six months ended June 30, 2018.

Equity-based compensation and allocations of net income to limited partnership units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $31.6 million, or 37.2%, to $53.2 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  This decrease was primarily driven by a decrease of $40.7 million in equity-based compensation, partially offset by an increase in allocations of net income of $9.2 million.

Operating, Administrative and Other

Operating, administrative and other expenses increased by $34.2 million, or 22.0%, to $189.6 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.  This increase was primarily driven by an increase in pass through costs, costs related to prior acquisitions, and increased interest expense on the warehouse facilities collateralized by the U.S. Government Sponsored Enterprises of $5.3 million, which is commensurate with the increase in interest income on Loans held for sale.

Fees to Related Parties

Fees to related parties increased by $0.8 million, or 5.7%, to $13.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. Fees to related parties are allocations paid to BGC and/or Cantor for administrative and support services.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2019 increased by $19.0 million, or 44.5%, to $61.7 million as compared to the six months ended June 30, 2018. This increase is due to a $16.3 million increase in MSR amortization and a $2.9 million increase in fixed asset depreciation.

Because the Company recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the six months ended June 30, 2019 and 2018, our expenses included $49.9 million and $33.6 million of MSR amortization, respectively. Included in the $49.9 million is an $8.2 million impairment recorded during the six months ended June 30, 2019, and included in the $33.6 million is a reversal of $5.4 million recorded during the six months ended June 30, 2018 related to a previously recorded valuation allowance.

Other Income (Loss), Net

Other income (loss), net of $(13.4) million in the six months ended June 30, 2019 is primarily related to the mark-to-market losses related to the Nasdaq Forwards of $29.0 million, which was partially offset by $6.9 million of  income on the Nasdaq shares, equity income from Real Estate LP of $4.8 million, and unrealized gains of $3.9 million resulting from non-marketable investments carried under measurement alternatives.

Interest Expense, Net

Interest expense of $15.8 million during the six months ended June 30, 2019 is primarily related to the 6.125% Senior Notes.  This is partially offset by interest income primarily related to employee loans.

Provision for Income Taxes

Provision for income taxes decreased by $1.9 million, or 11.0%, to $15.8 million, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This decrease was primarily due to non-recurring tax provisions recorded in 2018. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $0.1 million, or 0.9%, to $15.9 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This decrease was due to the change in Newmark’s corporate structure as result of the Spin-Off.

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

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018[1]	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017[1]
Revenues:
Commissions	$346,131	$275,268	$426,431	$319,340	$279,833	$260,735	$312,992	$256,918
Gains from mortgage banking activities/originations, net	45,091	31,346	49,501	51,972	41,877	38,914	41,737	45,455
Management services, servicing fees and other	160,256	141,042	155,759	147,497	144,909	130,811	105,847	95,848
Total revenues	551,478	447,656	631,691	518,809	466,619	430,460	460,576	398,221
Expenses:
Compensation and employee benefits	316,737	263,353	342,876	291,382	266,639	261,088	281,439	264,294
Equity-based compensation and allocations of net income to limited partnership units and FPUs	39,353	13,871	99,085	40,776	67,367	17,416	76,078	24,866
Total compensation and employee benefits	356,090	277,224	441,961	332,158	334,006	278,504	357,517	289,160
Operating, administrative and other	101,749	87,893	91,369	84,914	80,048	75,427	60,064	52,313
Fees to related parties	7,222	6,725	6,323	6,644	6,301	6,894	6,531	5,355
Depreciation and amortization	33,425	28,304	29,146	25,873	20,201	22,513	24,438	29,922
Total operating expenses	498,486	400,146	568,799	449,589	440,556	383,338	448,550	376,750
Other income (loss), net:
Other income (loss), net	(3,726)	(9,718)	28,234	93,717	(365)	5,707	(2,029)	77,264
Total other income (loss), net	(3,726)	(9,718)	28,234	93,717	(365)	5,707	(2,029)	77,264
Income from operations	49,266	37,792	91,126	162,937	25,698	52,829	9,997	98,735
Interest (expense) income, net	(8,081)	(7,699)	(14,705)	(11,509)	(10,582)	(13,409)	(1,453)	1,724
Income before income taxes and noncontrolling interests	41,185	30,093	76,421	151,428	15,116	39,420	8,544	100,459
Provision for income taxes	9,121	6,687	36,862	35,870	10,822	6,933	54,082	1,989
Consolidated net income (loss)	32,064	23,406	39,559	115,558	4,294	32,487	(45,538)	98,470
Less: Net income (loss) attributable to noncontrolling interests	9,396	6,502	21,800	47,321	3,555	12,490	633	(337)
Net income (loss) available to common stockholders	$22,668	$16,904	$17,759	$68,237	$739	$19,997	$(46,171)	$98,807

(1)	Amounts include the gains related to the Nasdaq Earn-out associated with the Nasdaq monetization transactions recorded in Other income, net.

Financial Position, Liquidity and Capital Resources

Overview

The primary source of liquidity for our business is the cash flow provided by our operations.

Our future capital requirements will depend on many factors, including our rate of sales growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities (including the Cantor Credit Agreement), and Nasdaq shares are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. On October 25, 2018, Newmark received a stand-alone BBB- stable credit rating from Fitch Ratings Inc. and a BB+ stable rating from Standard & Poor’s and on October 29, 2018 Newmark received a stand-alone BBB- stable credit rating from Kroll Bond Rating Agency. As of June 30, 2019, our long-term debt consists of our 6.125% Senior Notes with a carrying amount of $539.2 million and $45.0 million outstanding under the Credit Facility.

Balance Sheet

Total assets at June 30, 2019 were $3,506.9 million as compared to $3,454.2 million at December 31, 2018. The increase of $52.7 million was driven by increases in other assets of $188.5 million primarily related to ROU assets, an increase in loans from employees and partners of $34.9 million, an increase in goodwill of $27.8 million, resulting from acquisitions closed during the year, an increase in other current assets of $21.7 million, an increase in receivables, net of $15.2 million, and an increase in fixed assets, net of $4.7 million.  These increases were partially offset by decreases of $172.0 million in loans held for sale, a decrease in receivables from related parties of $19.3 million, a decrease in marketable securities of $15.3 million, a decrease in cash of $14.8 million, a decrease in MSRs of $11.0 million, and a decrease in restricted cash of $7.3 million. Total liabilities at June 30, 2019 and December 31, 2018 were $2,464.1 million and $2,371.2 million, respectively. The increase of $93.0 million was driven by an increase of $190.7 million of other long-term liabilities, resulting from the ROU liabilities, an increase of $44.9 million in long-term debt, an increase in securities loaned of $33.7 million, an increase in current portion of accounts payable, accrued expenses and other liabilities of $17.8 million, and an increase in current portion of payables to related parties of $12.0 million. These increases were partially offset by decreases in borrowings from our warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $179.2 million, and a decrease of $26.9 million in accrued compensation.

Liquidity

Fees to related parties that are charged by BGC Partners and/or Cantor to Newmark are reflected as cash flows from operating activities in the unaudited condensed consolidated statement of cash flows for each period presented. All other amounts sent to or from BGC Partners and Cantor are reflected as cash flows from financing activities in the unaudited condensed consolidated statement of cash flows for each period presented.

For the six months ended June 30, 2019, net cash provided by operating activities was $218.6 million, and net cash used in operating activities was $121.0 million for the six months ended June 30, 2018. Net cash provided by operating activities excluding activity from loan originations and sales for the six months ended June 30, 2019 was $46.7 million, and net cash provided by operating activities excluding activity from loan originations and sales for the six months ended June 30, 2018 was $64.3 million. We expect to generate cash flows from operations to fund our business operations and growth strategy to meet our short-term liquidity requirements, which we define as the next 12 months. We also expect that cash flows from operations, cash on hand, and our $250.0 million Credit Facility will be sufficient to fund our operations, growth strategy and dividends and distributions to meet our long-term liquidity requirements.

As of June 30, 2019, our liquidity, which Newmark defines as cash and cash equivalents, and marketable securities, less securities loaned, was $107.7 million. This does not include the approximately $468.0 million in additional Nasdaq stock (stock value based on the August 5, 2019 closing price) that Newmark expects to receive between 2023 and 2027. Newmark expects to use its considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of Newmark, all while maintaining or improving its credit profile.

Long-term debt

Long-term debt outstanding as of June 30, 2019 and December 31, 2018 was as follows (in thousands):

	As of June 30, 2019	As of December 31, 2018
6.125% Senior Notes	$539,206	$537,926
Credit Facility	43,634	—
Total long-term debt	$582,840	$537,926

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

Credit Facility

On November 28, 2018, Newmark entered into a Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent. The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility.  As of June 30, 2019, there were $45.0 million borrowings outstanding under the Credit Agreement. Borrowings under the Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) London Interbank Offered Rate (“LIBOR”) for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 200 basis points with respect to LIBOR borrowings in (a) above and can range 0.25% to 1.25% higher, depending upon Newmark’s credit rating. The Credit Facility also provides for an unused facility fee.

Cantor Credit Agreement

On November 30, 2018 the Company entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is higher to CFLP’s or the Company’s short-term borrowing rate then in effect, plus 1.0%. As of June 30, 2019, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises

As of June 30, 2019, Newmark had $1,350.0 million of committed loan funding available through three commercial banks, an uncommitted warehouse line of $200.0 million, and an uncommitted $325.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of June 30, 2019 and December 31, 2018, Newmark had $793.2 million and $972.4 million outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on its unaudited condensed consolidated balance sheets.

Cash Flows

Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities (1)	$218,610	$(120,989)
Add back :
Loan originations - loans held for sale	3,498,483	2,659,827
Loan sales - loans held for sale	(3,696,135)	(2,481,781)
Unrealized Gains on loans held for sale	25,698	7,288
Net cash provided by (used in) operations excluding activity from loan originations and sales (1)	$46,656	$64,345
(1)	Included in working capital are payments for corporate taxes in the amount of $74.0 million for the six months ended June 30, 2019.

Cash Flows for the six months ended June 30, 2019

For the six months ended June 30, 2019, we generated $218.6 million of cash from operations. Excluding activity from loan originations and sales, net cash provided by operating activities for the six months ended June 30, 2019 was $46.7 million. We had consolidated net income of $55.5 million, $113.2 million of positive adjustments to reconcile net income to net cash provided by operating activities (excluding activity from loan originations and sales) and $122.0 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $53.8 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to continued hiring and expansion of our business, $43.5 million in increases in other assets, $41.6 million of decreases in accrued compensation, $14.9 million increases in receivables, net and a $31.8 million increase in accounts payable, accrued expenses and other liabilities. Cash used in investing activities was $25.6 million, primarily related to $20.1 million of purchases of non-marketable investments, $16.2 million of payments for acquisitions, net of cash acquired, and $10.7 million of purchases of fixed assets, partially offset by $22.2 million of proceeds from the sale of marketable securities. We used $215.1 million of cash from financing activities primarily due to net payments to warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $179.2 million, distributions to limited partnership interests and noncontrolling interests of $93.9 million, dividends of $34.0 million, and treasury stock repurchases of $13.9 million, which were partially offset by net borrowings under the Credit Facility of $45.0 million, proceeds from securities loaned of $33.7 million and settlement of pre-Spin-Off related party receivables of $33.9 million.

Cash Flows for the six months ended June 30, 2018

For the six months ended June 30, 2018, we used $121.0 million of cash in operations. Excluding activity from loan originations and sales, net cash provided by operating activities for the six months ended June 30, 2018 was $64.3 million. We had consolidated net income of $36.8 million, $109.7 million of positive adjustments to reconcile net income to net cash provided by operating activities (excluding activity from loan originations and sales) and $82.1 million of negative changes in operating assets and liabilities. $185.3 million of adjustments to reconcile net income to net cash provided by operating activities was related to loans held for sale. The negative change in operating assets and liabilities included $49.9 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to continued hiring and expansion of our business. We generated $12.9 million of cash provided by investing activities primarily related to $51.4 million of proceeds from the sale of marketable securities, offset by $22.5 million in non-marketable investments. We generated $309.9 million of cash from financing activities primarily due to net proceeds from warehouse notes payable of $180.1 million, $242.0 million of proceeds from BGC’s investment in Newmark LPUs, $ 233.2 million of new borrowings from BGC under the credit facility and $152.9 million proceeds from the Newmark OpCo Preferred Investment, partially offset by $423.6 million repayment of long-term debt.

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

Credit ratings and associated outlooks are influenced by several factors, including but not limited to: operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any reduction in our credit ratings and/or the associated outlook could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlooks may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. In connection with certain agreements, interest rates on our notes may incur increases of up to 2% in the event of a credit ratings downgrade.

REGULATORY REQUIREMENTS

As a result of the Berkeley Point Acquisition, Newmark is now subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s unaudited condensed consolidated financial statements. As of June 30, 2019, Newmark has met all capital requirements. As of June 30, 2019, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $329.2 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of June 30, 2019 Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of June 30, 2019 and December 31, 2018 outstanding borrower advances were approximately $0.1 million and $0.2 million, respectively, and are included in “Other assets” in the accompanying unaudited condensed consolidated balance sheets.

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

Repurchase Program

On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark’s Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $200.0 million, increased from the $100.0 million that had been authorized on March 12, 2018. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, we may actively continue to repurchase shares and/or redeem units. In December 2018, we repurchased 50,000 shares of Newmark’s Class A common stock for $0.5 million. In June 2019, we repurchased 1.6 million shares of Newmark's Class A common stock for $13.9 million. As of June 30, 2019, Newmark had approximately $185.6 million remaining from its share repurchase and unit redemption authorization.

Period	Total Number of Shares Repurchased	Average Price Paid per Unit or Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Balance at beginning of period	50,000	$9.73	50,000	$199,514
January 1, 2019 - March 31, 2019	—	—	—	—
April 1, 2019 - June 30, 2019	1,613,032	8.61	1,613,032	186,104
Total Repurchases	1,663,032	$8.65	1,663,032	$185,618

Fully Diluted Share Count

Our fully diluted weighted-average share count for the three months ended June 30, 2019 was as follows (in thousands):

Three Months Ended June 30, 2019
Common stock outstanding(1)	178,754
Partnership units(2)	91,585
Other	627
Total(3)	270,966

(1)

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the three months ended June 30, 2019, the weighted-average number of Class A shares was 157.2 million shares, Class B shares was 21.3 million shares and approximately 0.2 million shares of contingent Class A common stock and limited partnership units were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.

(2)

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units, (See Note 2— “Limited Partnership Interests”, to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of our Quarterly Report on Form 10-Q for more information.) In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock.  In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 23.1 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro-rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.

(3)	For the three months ended June 30, 2019, there were 62.8 million potentially anti-dilutive securities that were excluded in the computation of fully diluted earnings per share.

CONTINGENT PAYMENTS RELATED TO ACQUISITIONS

Newmark completed acquisitions for which contingent cash consideration of $22.7 million and limited partnership units of 1.4 million may be issued on certain targets being met through 2022. The contingent equity instruments are issued by and are included in the current portion of “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets. The contingent cash liability is recorded at fair value as deferred consideration on Newmark’s unaudited condensed consolidated balance sheets.

EQUITY METHOD INVESTMENTS

Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of June 30, 2019, Newmark had $106.0 million in this equity method investment, which represents a 27% ownership in Real Estate LP.

Registration Statements

In January 2019, we filed a registration statement on Form S-4 pursuant to which the holders of our 6.125% Senior Notes due 2023 which were issued in a private placement were offered an opportunity to exchange such notes for new registered notes with substantially identical terms. The registration statement was declared effective by the Securities and Exchange Commission and on February 5, 2019, we announced an offer to exchange up to all $550.0 million aggregate principal amount of our outstanding 6.125% Senior Notes due 2023 for an equivalent amount of 6.125% Senior Notes due 2023 registered under the Securities Act. The exchange offer closed on March 14, 2019, and the 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act.

On March 28, 2019, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 6.125% Senior Notes in connection with ongoing market-making transactions which may occur from time to time.  Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices.  Neither CF&Co, nor any of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice.  BGC does not receive any proceeds from market-making activities in these securities by CF&Co (or any of its affiliates).

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities.  As of June 30, 2019, we have issued no shares of our Class A common stock under this registration statement.

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of Newmark’s Class A common stock upon exchange of Newmark limited partnership units (See Note 2 — Limited Partnership Interests). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s sole stockholder, BGC, for Newmark to issue up to 400.0 million aggregate number of shares of Class A common stock of Newmark, of which 50.0 million are pursuant to an effective registration statement on Form S-8 that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of June 30, 2019, 15.7 million units have been granted and 384.3 million are available for future issuances.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at June 30, 2019 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$340,905	$20,283	$80,804	$71,300	$168,518
Warehouse facility collateralized by U.S. Government Sponsored Enterprises (2)	793,194	623,603	169,591	—	—
Long-term debt(3)	595,000	—	45,000	550,000	—
Interest on long-term debt(4)	156,344	17,820	71,149	67,375	—
Interest on Warehouse facilities collateralized by U.S. Government Sponsored Enterprises (5)	11,519	8,728	2,791	—	—
Total contractual obligations	$1,896,962	$670,434	$369,335	$688,675	$168,518

(1)	Operating leases are related to rental payments under various non-cancelable leases principally for office space.
(2)

Warehouse facilities are collateralized by $818.9 million of loans held for sale, at fair value (See Note 21 – “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises” to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 in this Quarterly Report on Form 10-Q) which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.

(3)

Long-term debt reflects long-term borrowings of $550.0 million, 6.125% Senior Notes due 2023. The carrying amount of these notes was approximately $539.2 million. Long-term debt also includes the borrowings of $45.0 million under the Credit Facility, which is assumed to be outstanding until the maturity date of the Credit Facility.  The carrying amount of the borrowings under the Credit Facility is $43.6 million.  (See Note 22 –“ Long-Term Debt” to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

(4)

Reflects interest on the $550.0 million 6.125% Senior Notes until their maturity date of November 15, 2023, in addition to the borrowings of $45.0 million assumed to be outstanding until the maturity date of the Credit Facility. Interest on the borrowings under the Credit Facility was projected using the 1-month LIBOR rate plus 200 basis points.

(5)

Interest on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises was projected by using the 1-month LIBOR rate plus their respective additional basis points, primarily 115 basis points above LIBOR, applied to their respective outstanding balances as of June 30, 2019, through their respective maturity dates. Their respective maturity dates range from September 2019 to June 2020, while one line has an open maturity date.  The notional amount of these committed and uncommitted warehouse facilities was $1,875.0 million at June 30, 2019. One warehouse facility, with an initial notional amount of $300.0 million, was temporarily increased by $400.0 million to $700.0 million for the period May 16, 2019 to July 15, 2019, by $200.0 million to $500.0 million for the period July 15, 2019 to August 28, 2019, and by an additional $1.3 billion to $1.8 billion for the period no longer than July16, 2019 to September 13, 2019.

As of June 30, 2019, Newmark was committed to fund approximately $694.0 million, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The distributions are treated as compensation expense when made and the proceeds are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of June 30, 2019, and December 31, 2018, the aggregate balance of employee loans, net of reserve, was $320.4 million and $285.5 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three and six months ended June 30, 2019 was $11.1 million and $18.5 million, respectively, and was $5.2 million and $11.2 million, respectively, for the three and six months ended June 30, 2018. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our unaudited condensed consolidated statements of operations.

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

When reviewing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the results of the qualitative assessment are not conclusive, or if we choose to bypass the qualitative assessment, we perform a goodwill impairment analysis using a two-step process. Newmark had goodwill balances as of June 30, 2019 and December 31, 2018 of $543.1 million and $515.3 million, respectively.

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

Income Taxes

Newmark accounts for income taxes using the asset and liability method as prescribed in U.S. GAAP guidance, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners, rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in Newmark’s unaudited condensed consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in Newmark’s unaudited condensed consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions.

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

Newmark entered into four variable postpaid forward contracts as a result of the Nasdaq Forwards. These contracts qualify as derivative financial instruments. The Nasdaq Forwards provide Newmark with the ability to redeem the EPUs for Nasdaq stock, and as these instruments are not legally detachable, they represent single financial instruments. The financial instruments’ EPU redemption feature for Nasdaq common stock is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instruments, and, therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on Newmark’s balance sheet, with all changes in fair value recorded as a component of “Other income (loss), net” on Newmark’s unaudited condensed consolidated statements of operations. See Note 11 — “Derivatives”, to our Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

For the second quarter of 2019, our Board of Directors declared a dividend of 10 cents per share based on management’s current expectation of our post-tax Adjusted Earnings per share for the year, and has indicated that it expects such dividend to remain consistent for the full year. To the extent that 25% of our post-tax Adjusted Earnings per share for the year exceeds this dividend on an annualized basis (i.e. an expected aggregate of $0.40 for four quarters), we do not expect that our Board of Directors will increase the amount of the quarterly dividend payment during the year, or make downward adjustment in the event of a shortfall, although no assurance can be given that adjustments will not be made during the year. We have indicated that we expect to announce the annual expected dividend rate in the first quarter of each year.

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

Non-GAAP Financial Measures

Newmark uses non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). Non-GAAP financial measures used by the Company include, but are not limited to “Adjusted Earnings before noncontrolling interests and taxes”, which is used interchangeably with “pre-tax Adjusted Earnings”; and “Post-tax Adjusted Earnings to fully diluted shareholders”, which is used interchangeably with “post-tax Adjusted Earnings.” Newmark believes that Adjusted Earnings best reflect the operating earnings generated by Newmark on a consolidated basis and are the earnings which management considers when managing its business.

As compared with “Income (loss) before income taxes and noncontrolling interests” and “Net income (loss) for fully diluted shares”, both prepared in accordance with GAAP, Adjusted Earnings calculations primarily exclude certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash by the Company and/or which do not dilute existing stockholders. In addition, Adjusted Earnings calculations exclude certain gains and charges that management believes do not best reflect the ordinary results of Newmark. Adjusted Earnings is calculated by taking the most comparable GAAP measures and making adjustments for certain items with respect to compensation expenses, non-compensation expenses, and other income, as discussed below.

Calculations of Compensation Adjustments for Adjusted Earnings and Adjusted EBITDA

Newmark’s Adjusted Earnings and Adjusted EBITDA measures exclude all GAAP charges included in the line item “Equity-based compensation and allocations of net income to limited partnership units and FPUs” (or “equity-based compensation” for purposes of defining Newmark’s non-GAAP results) as recorded on Newmark’s GAAP unaudited condensed consolidated statements of operations and GAAP unaudited condensed consolidated statements of cash flows. These GAAP equity-based compensation charges reflect the following items:

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

The amount of certain quarterly equity-based compensation charges are based upon Newmark’s estimate of such expected charges during the annual period, as described further below under “Methodology for Calculating Adjusted Earnings Taxes”.

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

All share equivalents that are part of the Company’s equity-based compensation program, including REUs, PSUs, LPUs, certain HDUs, and other units that may be made exchangeable into common stock, as well as RSUs (which are recorded using the treasury stock method), are included in the fully diluted share count when issued or at the beginning of the subsequent quarter after the date of grant. Generally, limited partnership units other than preferred units are expected to be paid a pro-rata distribution based on Newmark’s calculation of Adjusted Earnings per fully diluted share.

Calculation of Non-Compensation Adjustments for Adjusted Earnings

Newmark’s calculation of pre-tax Adjusted Earnings excludes non-cash GAAP charges related to the amortization of intangibles with respect to acquisitions.

Adjusted Earnings calculations also exclude non-cash GAAP gains attributable to originated mortgage servicing rights (which Newmark refer to as “OMSRs”) and non-cash GAAP amortization of mortgage servicing rights

(which Newmark refers to as “MSRs”). Under GAAP, Newmark recognizes OMSRs gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. Subsequent to the initial recognition at fair value, MSRs are carried at the lower of amortized cost or fair value and amortized in proportion to the net servicing revenue expected to be earned. However, it is expected that any cash received with respect to these servicing rights, net of associated expenses, will increase Adjusted Earnings in future periods.

Calculation of Other (income) losses for Adjusted Earnings

Adjusted Earnings calculations also exclude certain other non-cash, non-dilutive, and/or non-economic items, which may, in some periods, include:

*	Unusual, one-time, non-ordinary or non-recurring gains or losses;
*	Non-cash GAAP asset impairment charges;
*

The impact of any unrealized non-cash mark-to-market gains or losses on “Other income (loss)” related to the variable share forward agreements with respect to Newmark’s expected receipt of the Nasdaq payments in 2019, 2020, 2021, and 2022 (the “Nasdaq Forwards”) and/or;

*	Mark-to-market adjustments for cost basis investments under ASU 2016-01;
*	Certain other non-cash, non-dilutive, and/or non-economic items.

Methodology for Calculating Adjusted Earnings Taxes

Although Adjusted Earnings are calculated on a pre-tax basis, Newmark also reports post-tax Adjusted Earnings to fully diluted shareholders. The Company defines post-tax Adjusted Earnings to fully diluted shareholders as pre-tax Adjusted Earnings reduced by the non-GAAP tax provision described below and net income (loss) attributable to noncontrolling interest for Adjusted Earnings.

The Company calculates its tax provision for post-tax Adjusted Earnings using an annual estimate similar to how it accounts for its income tax provision under GAAP. To calculate the quarterly tax provision under GAAP, Newmark estimates its full fiscal year GAAP income (loss) before noncontrolling interests and taxes and the expected inclusions and deductions for income tax purposes, including expected equity-based compensation during the annual period. The resulting annualized tax rate is applied to Newmark’s quarterly GAAP income (loss) before income taxes and noncontrolling interests. At the end of the annual period, the Company updates its estimate to reflect the actual tax amounts owed for the period.

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

Newmark incurs income tax expenses based on the location, legal structure and jurisdictional taxing authorities of each of its subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Any U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the unit holders rather than with the partnership entity. The Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations. Outside of the U.S., Newmark is expected to operate principally through subsidiary corporations subject to local income taxes. For these reasons, taxes for Adjusted Earnings are expected to be presented to show the tax provision the consolidated Company would expect to pay if 100% of earnings were taxed at global corporate rates.

Calculations of Pre- and Post-Tax Adjusted Earnings per Share

Newmark’s pre- and post-tax Adjusted Earnings per share calculations assume either that:

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

Management Rationale for Using Adjusted Earnings

Newmark’s calculation of Adjusted Earnings excludes the items discussed above because the Company views doing so as a better reflection of Newmark’s ongoing operations. Management uses Adjusted Earnings in part to help it evaluate, among other things, the overall performance of the Company’s business, to make decisions with respect to the Company’s operations, and to determine the amount of dividends payable to common stockholders and distributions payable to holders of limited partnership units. Dividends payable to common stockholders and distributions payable to holders of limited partnership units are included within “Distributions to stockholders” and “Earnings distributions to limited partnership interests and noncontrolling interests,” respectively, in our unaudited, condensed, consolidated statements of cash flows.

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

For more information regarding Adjusted Earnings, see Newmark’s most recent financial results press release in which Newmark’s non-GAAP results are reconciled to those under GAAP.

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

The Separation and Contribution

Prior to the completion of the IPO, pursuant to the Separation and Distribution Agreement, (“as defined below”), members of the BGC Group transferred to us substantially all of the assets and liabilities of the BGC group relating to BGC Partners’ Real Estate Services segment, including Newmark, Berkeley Point and the right to receive the remainder of the Nasdaq Earn-out. For a description of the Nasdaq Earn-out, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Nasdaq Monetization Transactions” in the 10-K. Prior to the Separation, the BGC Group held all of the historical assets and liabilities related to our business.

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

Assumption and Repayment of Indebtedness

On November 23, 2018, the Separation and Distribution Agreement was amended and restated by and among BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo, Cantor and BGC Global OpCo (the “Amended and Restated Separation and Distribution Agreement”). For a description of Newmark’s assumption and repayment of certain indebtedness prior to the Spin-Off, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Separation, Initial Public Offering, and Spin-Off—Debt Repayments and Credit Agreements” in the 10-K.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings, held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of June 30, 2019, the exchange ratio was 0.9495 shares of Newmark common stock per Newmark Holdings unit.

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

Newmark Organizational Structure Following the Spin-Off

As of June 30, 2019, there were 156,679,527 shares of our Class A common stock issued and outstanding. Cantor and CFGM held no shares of our Class A common stock. Each share of Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of June 30, 2019, Cantor and CFGM held 21,285,533 shares of our Class B common stock representing all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of June 30, 2019, represented approximately 57.6% of our total voting power. Each share of Class B common stock is generally entitled to the same rights as a share of Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Class B common stock is entitled to 10 votes. The Class B common stock generally votes together with the Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Class B common stock into shares of Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of June 30, 2019, we directly held Newmark OpCo limited partnership interests consisting of approximately 91,676,982 units representing approximately 33.9% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we will consolidate Newmark OpCo’s results for financial reporting purposes.

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

Each unit of Newmark Holdings limited partnership interests held by Cantor and CFGM is generally exchangeable with us for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement) and was 0.9495 as of June 30, 2019.

As of June 30, 2019, 5,402,901 founding/working partner interests were outstanding. These founding/working partner were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires such interests from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for our Class A common stock or Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for our Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of our Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of our Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for our Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of June 30, 2019, 67,425,718 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Amended and Restated Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of June 30, 2019, the exchange ratio was 0.9495. See “Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Purchased of Equity Securities—Dividend Policy” in the 10-K.

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

The following diagram illustrates the ownership structure of Newmark as of June 30, 2019. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly owned by Newmark or whose equity is majority-

owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF JUNE 30, 2019 Limited Partners / Employees Newmark OpCo • General Partner Interests (controlling interest) • Special Voting Limited Partnership Interest • Limited Partnership Interest (33.9% of economics of Newmark OpCo) Newmark Group, Inc. Newmark Holdings • Limited Partnership Interests (7 3.5% of economics of Newmark Holdings) • 25.0% indirect economic interest in Newmark OpCo • Limited Partnership Interests (2 6.5% of economics of Newmark Holdings) • 9.0% indirect economic interest in Newmark OpCo • 100% Class A common stock (88.0% of economics and 42.4 % of voting power) • 58.2% indirect economic interest in Newmark OpCo • General Partner Interests (controlling interest) • Special Voting Limited Partnership Interest Limited Partnership Interest (66.1% of economics of Newmark OpCo) • Class A common stock (0.0% of economics and 0.0% of voting power of Newmark Group, Inc.) • % Class 100 B common stock (12.0 % of economics and 57.6 % of voting power) • 7.9% indirect economic interest in Newmark OpCo Cantor Fitzgerald, L.P. Public Stockholders of Newmark Group, Inc. Operating Subsidiaries • Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary Other Entities • Minority Equity Interests

Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of our Class B common stock into shares of our Class A common stock, Cantor and CFGM would hold 12.0% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 88.0% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold our Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for our Class B common stock, Cantor and CFGM would hold 74.4% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 25.6% of the voting power in Newmark.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

Newmark had $550.0 million of fixed rate 6.125% Senior Notes outstanding as of June 30, 2019 and December 31, 2018. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.  Newmark had $45.0 million outstanding under its Credit Facility as of June 30, 2019.  The interest rate on the Credit Facility is based upon LIBOR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of June 30, 2019 and 2018 was 239 basis points and 209 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by approximately $10.2 million based on our escrow balance as of June 30, 2019 compared to $8.4 million based on our escrow balance as of June 30, 2018. A 100-basis point decrease in 30-day LIBOR would decrease our annual earnings by approximately $10.2 million based on the escrow balance as of June 30, 2019 compared to $8.4 million based on our escrow balance as of June 30, 2018.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by approximately $7.9 million based on our outstanding balances as of June 30, 2019 compared to $5.4 million based on our outstanding balances as of June 30, 2018. A 100-basis point decrease in 30-day LIBOR would increase our annual earnings by approximately $7.9 million based on our outstanding warehouse balance as of June 30, 2019 compared to $5.4 million as of June 30, 2018.

Market Risk

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $33.7 million and $48.9 million as of June 30, 2019 and December 31, 2018, respectively. These include shares of common stock of Nasdaq, the rights to which initially resulted from BGC Partners sale of its electronic benchmark Treasury platform to Nasdaq. The right to receive the remainder of the Nasdaq payment was transferred from BGC Partners to us beginning in the third quarter of 2017. We have recorded gains related to the Nasdaq payments of $87 million in 2018 and expect our future results to include the additional approximately 8.9 million

Nasdaq shares to be received over time. In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares to be received in each of 2019, 2020, 2021 and 2022.

For the three months ended June 30, 2019 and 2018, respectively, we recorded unrealized gains on the mark-to-market of these securities of $1.2 million and $0.6 million, respectively.  For the three months ended June 30, 2019 and 2018, respectively, we recorded losses of $(15.6) million and $(2.8) million for the mark-to-market adjustment related to the Nasdaq Forwards.

For the six months ended June 30, 2019 and 2018, respectively, we recorded unrealized gains on the mark-to-market of these securities of $5.1 million and $1.5 million, respectively.  For the six months ended June 30, 2019 and 2018, respectively, we recorded losses of $(29.0) million and $(2.8) million for the mark-to-market adjustments related to the Nasdaq Forwards.

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

The Nasdaq Forwards are derivatives and, accordingly, are marked to fair value through Newmark’s unaudited, condensed, consolidated statements of operations.  The fair value of the Nasdaq Forwards is determined utilizing the following inputs, as applicable:

•	The underlying number of shares and the related strike price;
•	The maturity date; and
•	The implied volatility of Nasdaq’s stock price.

The fair value of Newmark’s Nasdaq Forwards considers the effects of Nasdaq’s stock price volatility between the balance sheet date and the maturity date.  The fair value is determined through the use of a Black-Scholes put option valuation model.

Input	Three Months Ended December 31, 2018	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019
Number of shares per tranche	992,247	992,247	992,247
Strike price	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21
Maturity date	November 29, 2019 to November 30, 2022	November 29, 2019 to November 30, 2022	November 29, 2019 to November 30, 2022
Implied volatility - weighted average	30.2%	31.5%	32.2%
Period end stock price	$81.57	$87.49	$96.17
Dividend yield - weighted average	2.16%	2.01%	1.95%
Interest rate - weighted average	2.61%	2.35%	1.82%

The unrealized gains and (losses) recorded due to the changes in fair value of the Nasdaq Forwards related to the periods above for which the inputs are provided are as follows (in thousands):

Three Months Ended December 31, 2018	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019
$12,675	$(13,329)	$(15,638)

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

Evaluation of Disclosure Controls and Procedures

Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of June 30, 2019. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our indebtedness, which at June 30, 2019 was approximately $582.8 million, may have important, adverse consequences to us and our investors, including:

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

101

The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	Cover Page Interactive Data File (formatted as iXBRL with applicable taxonomy extension information contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer

Date: August 8, 2019

Signature page to the Quarterly Report on Form 10-Q for the period ended June 30, 2019 dated August 8, 2019.