Form 10-Q
period 2019-09-30
NEWMARK GROUP, INC.
filed 2019-11-08
CIK 1690680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, the registrant had 158,635,277 shares of Class A common stock, $0.01 par value per share, and 21,285,533 shares of Class B common stock, $0.01 par value per share, outstanding.

NEWMARK GROUP, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

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

The actual Newmark Group Inc. (“Newmark” or the “Company”) results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. When used herein, the terms “Newmark Knight Frank,” “Newmark,” the “Company,” “we,” “us,” and “our” refer to Newmark and its consolidated subsidiaries. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•

Newmark’s relationship and transactions with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, Newmark’s structure, including Newmark Holdings, L.P. (“Newmark Holdings”), which is owned by Newmark, Cantor, Newmark’s employee partners and other partners, and our operating partnership, which is owned jointly by us and Newmark Holdings and which we refer to as “Newmark OpCo,” any related transactions, conflicts of interest, or litigation, any loans to or from Newmark or Cantor, Newmark Holdings or Newmark OpCo, including the balances and interest rates thereof from time to time, competition for and retention of brokers and other managers and key employees;

•

the impact of, and limitations on Newmark’s ability to enter into certain transactions in order to preserve the tax-free treatment of, the recently completed pro-rata distribution (the “Spin-Off”) by BGC Partners, Inc. (“BGC Partners” or “BGC”) to BGC stockholders of all of the shares of Newmark common stock owned by BGC as of immediately prior to the effective time of the Spin-Off;

•	Newmark’s ability to maintain or develop relationships with independently owned offices in our business;
•	Newmark’s ability to grow in other geographic regions;
•

Newmark’s ability to manage and to continue to integrate Berkeley Point Financial LLC (“Berkeley Point” or “BPF”), which was transferred to us pursuant to the Separation and Distribution Agreement (as defined below);

•

the impact of the Spin-Off and related transactions on our business and financial results in current or future periods, including with respect to any assumed liabilities or indemnification obligations with respect to such transactions, the integration of any completed acquisitions and the use of proceeds of any completed dispositions;

•

market conditions, transaction volumes, potential deterioration of equity and debt capital markets for commercial real estate and related services, impact of significant changes in interest rates and our ability to access the capital markets;

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

•	risks related to changes in the future of the GSEs, including changes in the terms of applicable conservatorships and changes in their capabilities;
•

economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the nature, timing and consequences of the United Kingdom (“U.K.”)’s exit from the European Union (“EU”) following the referendum, withdrawal process, proposed transition period and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S. – China trade relations), political and labor unrest in France, conflict in the Middle East, the impact of U.S. government shutdowns and impeachment inquiries, and the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services;

•

the effect on Newmark’s business, clients, the markets in which it operates, and the economy in general of recent changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in Mexico, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies;

•

the effect on Newmark’s business of changes in interest rates, changes in benchmarks, worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

•

extensive regulation of Newmark’s business and clients, changes in regulations relating to commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to Newmark taking actions to ensure that we and Newmark Holdings are not deemed investment companies under the Investment Company Act of 1940 (the “Investment Company Act”);

•	factors related to specific transactions or series of transactions as well as counterparty failure;
•

costs and expenses of developing, maintaining and protecting Newmark’s intellectual property, as well as employment, regulatory, and other litigation, proceedings and their related costs, including related to acquisitions and other matters, including judgments, fines, or settlements paid, reputational risk, and the impact thereof on Newmark’s financial results and cash flow in any given period;

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

•

risks associated with the temporary or longer-term investment of Newmark’s available cash, including in Newmark OpCo, defaults or impairments on the Company’s investments, joint venture interests, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, Newmark OpCo or others;

•	Newmark’s ability to enter new markets or develop new products or services and to induce customers to use these products or services and to secure and maintain market share;
•

Newmark’s ability to enter into marketing and strategic alliances, and business combinations or other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on other businesses and financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, the impact of amendments and/or terminations of any strategic arrangements, and the value of any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;

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

•

Newmark’s ability to meet expectations with respect to payment of dividends and repurchases of common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in subsidiaries, including Newmark OpCo, including from Cantor or Newmark’s executive officers, other employees, partners and others and the effect on the market for and trading price of Newmark’s Class A common stock as a result of any such transactions;

•

the fact that the prices at which shares of Newmark’s Class A common stock are or may be sold in offerings or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•

the effect on the market for and trading price of Newmark’s Class A common stock of various offerings and other transactions, including offerings of Class A common stock and convertible or exchangeable securities, repurchases of shares of Class A common stock and purchases or redemptions of Newmark Holdings limited partnership interests or other equity interests in Newmark or its subsidiaries, any exchanges by Cantor of shares of Class A common stock for shares of Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in corporate or partnership restructurings, payment of dividends on Class A common stock and distributions on limited partnership interests of Newmark Holdings and Newmark OpCo, convertible arbitrage, hedging, and other transactions engaged in by us or holders of outstanding shares, debt or other securities, share sales and stock pledge, stock loans, and other financing transactions by holders of shares or units (including by Cantor executive officers, partners, employees or others), including of shares acquired pursuant to employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of Class B common stock and other convertible securities, stock pledge, stock loans, or other financing transactions, distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares;

•	the effect of a potential restructuring of BGC’s partnership into a corporation on Newmark, including but not limited to, impacts on Newmark’s financial statements; and
•	other factors, including those that are discussed under “Risk Factors,” to the extent applicable.

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

Our website address is www.ngkf.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D filed on behalf of Cantor Fitzgerald, L.P., CF Group Management, Inc., our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and business. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(unaudited)

	September 30, 2019	December 31, 2018
Assets:
Current assets:
Cash and cash equivalents	$116,309	$122,475
Restricted cash and cash equivalents	58,007	64,931
Marketable securities	123,417	48,942
Loans held for sale, at fair value	704,357	990,864
Receivables, net	478,672	451,605
Receivables from related parties	—	20,498
Other current assets (see Note 19)	74,147	57,739
Total current assets	1,554,909	1,757,054
Goodwill	539,803	515,321
Mortgage servicing rights, net	406,209	411,809
Loans, forgivable loans and other receivables from employees and partners, net	356,590	285,532
Fixed assets, net	93,844	78,805
Other intangible assets, net	32,420	35,769
Other assets (see Note 19)	599,905	369,867
Total assets	$3,583,680	$3,454,157
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$680,860	$972,387
Accrued compensation	405,256	366,506
Current portion of accounts payable, accrued expenses and other liabilities (see Note 29)	473,789	312,239
Securities loaned	24,838	—
Current portion of payables to related parties	19,771	13,507
Total current liabilities	1,604,514	1,664,639
Long-term debt	598,565	537,926
Other long-term liabilities (see Note 29)	372,793	168,623
Total liabilities	2,575,872	2,371,188
Commitments and contingencies (see Note 31)
Redeemable partnership interests	28,895	26,170
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 158,931,531 and 156,966,336 shares issued at September 30, 2019 and December 31, 2018, respectively, and 154,989,126 and 156,916,336 shares outstanding at September 30, 2019 and December 31, 2018, respectively	1,590	1,570
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	212	212
Additional paid-in capital	294,901	285,071
Retained earnings	344,891	277,952
Contingent Class A common stock	3,250	3,250
Treasury stock at cost: 3,942,405 and 50,000 shares of Class A common stock at September 30, 2019 and December 31, 2018, respectively	(34,469)	(486)
Total stockholders’ equity	610,375	567,569
Noncontrolling interests	368,538	489,230
Total equity	978,913	1,056,799
Total liabilities, redeemable partnership interests, and equity	$3,583,680	$3,454,157

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Commissions	$357,908	$319,340	$979,307	$859,908
Gains from mortgage banking activities/originations, net	72,332	51,972	148,769	132,763
Management services, servicing fees and other	156,394	147,497	457,692	423,217
Total revenues	586,634	518,809	1,585,768	1,415,888
Expenses:
Compensation and employee benefits	341,036	291,382	921,126	819,109
Equity-based compensation and allocations of net income to limited partnership units and FPUs	56,647	40,776	109,871	125,559
Total compensation and employee benefits	397,683	332,158	1,030,997	944,668
Operating, administrative and other	86,297	84,914	275,939	240,389
Fees to related parties	7,088	6,644	21,035	19,839
Depreciation and amortization	36,781	25,873	98,510	68,587
Total operating expenses	527,849	449,589	1,426,481	1,273,483
Other income, net	108,711	93,717	95,267	99,059
Income from operations	167,496	162,937	254,554	241,464
Interest expense, net	(8,167)	(11,509)	(23,947)	(35,500)
Income before income taxes and noncontrolling interests	159,329	151,428	230,607	205,964
Provision for income taxes	36,760	35,870	52,568	53,625
Consolidated net income	122,569	115,558	178,039	152,339
Less: Net income attributable to noncontrolling interests	33,871	47,321	49,769	63,366
Net income available to common stockholders	$88,698	$68,237	$128,270	$88,973
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$85,475	$66,563	$118,599	$87,107
Basic earnings per share	$0.48	$0.43	$0.67	$0.56
Basic weighted-average shares of common stock outstanding	177,020	155,152	178,122	155,348
Fully diluted earnings per share
Net income for fully diluted shares	$99,500	$80,038	$122,379	$104,580
Fully diluted earnings per share	$0.48	$0.43	$0.66	$0.56
Fully diluted weighted-average shares of common stock outstanding	206,616	185,134	185,413	185,559

(1) Includes a reduction for dividends on preferred stock or units in the amount of $3.2 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $9.7 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively.

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated net income	$122,569	$115,558	$178,039	$152,339
Comprehensive income, net of tax	122,569	115,558	178,039	152,339
Less: Comprehensive income attributable to noncontrolling interests, net of tax	33,871	47,321	49,769	63,366
Comprehensive income available to common stockholders	$88,698	$68,237	$128,270	$88,973

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)

(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total
Balance, July 1, 2019	$1,583	$212	$292,441	$2,956	$(14,382)	$277,115	$456,078	$1,016,003
Consolidated net income	—	—	—	—	—	88,698	33,871	122,569
Dividends to common stockholders	—	—	—	—	—	(17,698)	—	(17,698)
Preferred dividend on exchangeable preferred partnership units	—	—	—	—	—	(3,224)	3,224	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(26,101)	(26,101)
Grant of exchangeability, redemption and issuance of Class A common stock 588,972 shares	7	—	2,872	—	—	—	(2,197)	682
Issuance and redemption of limited partnership units including contingent units	—	—	(1,449)	—	—	—	(2,857)	(4,306)
Repurchase of 2,279,373 shares of Class A common stock	—	—	—	—	(20,087)	—	—	(20,087)
Redemption of EPUs	—	—	—	—	—	—	(93,480)	(93,480)
Other	—	—	1,037	294	—	—	—	1,331
Balance, September 30, 2019	$1,590	$212	$294,901	$3,250	$(34,469)	$344,891	$368,538	$978,913

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total
Balance, January 1, 2019	$1,570	$212	$285,071	$3,250	$(486)	$277,952	$489,230	$1,056,799
Consolidated net income	—	—	—	—	—	128,270	49,769	178,039
Dividends to common stockholders	—	—	—	—	—	(51,659)	—	(51,659)
Preferred dividend on exchangeable preferred partnership units	—	—	—	—	—	(9,672)	9,672	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(67,622)	(67,622)
Grant of exchangeability, redemption and issuance of Class A common stock, 1,965,195 shares	20	—	7,632	—	—	—	(20,832)	(13,180)
Issuance and redemption of limited partnership units including contingent units	—	—	914	—	—	—	1,801	2,715
Repurchase of 3,892,405 shares of Class A common stock	—	—	—	—	(33,983)	—	—	(33,983)
Redemption of EPUs	—	—	—	—	—	—	(93,480)	(93,480)
Other	—	—	1,284	—	—	—	—	1,284
Balance, September 30, 2019	$1,590	$212	$294,901	$3,250	$(34,469)	$344,891	$368,538	$978,913

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)

(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total
Balance, July 1, 2018	$1,389	$158	$60,294	$—	$—	$224,906	$470,648	$757,395
Consolidated net income	—	—	—	—	—	68,237	47,321	115,558
Dividends to common stockholders	—	—	—	—	—	(13,928)	—	(13,928)
Preferred dividend on exchangeable preferred partnership units	—	—	—	—	—	(1,866)	—	(1,866)
Contingent Class A common stock to be issued to newly acquired entities	—	—	3,136	—	—	—	—	3,136
Grant of exchangeability and redemption of limited partnership interests	—	—	—	—	—	—	9,666	9,666
Issuance of exchangeable preferred partnership units in Newmark OpCo	—	—	—	—	—	—	147,874	147,874
Earning distributions to limited partnership interests, redeemable partnership interests, and other noncontrolling interests	—	—	—	—	—	—	(29,249)	(29,249)
Issuance of contingent limited partnership units	—	—	—	—	—	—	9,462	9,462
Other	—	—	(7,702)	—	—	—	(2,046)	(9,748)
Balance, September 30, 2018	$1,389	$158	$55,728	$-	$-	$277,349	$653,676	$988,300

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total
Balance, January 1, 2018	$1,386	$158	$59,374	$—	$—	$199,492	$(38,092)	$222,318
Consolidated net income	—	—	—	—	—	88,973	63,366	152,339
Cumulative effect of revenue standard adoption	—	—	—	—	—	16,463	2,342	18,805
Reduction of earning distributions	—	—	—	—	—	2,144	—	2,144
Dividends to common stockholders	—	—	—	—	—	(27,857)	—	(27,857)
Preferred dividend on exchangeabale preferred partnership units	—	—	—	—	—	(1,866)	—	(1,866)
Equity-based compensation and related issuance of Class A common stock (327,746 shares)	3	—	(4,900)	—	—	—	—	(4,897)
Contingent Class A common stock to be issued to newly acquired entities	—	—	3,136	—	—	—	—	3,136
BGC's purchase of 16,606,726 exchangeable limited partnership units in Newmark Holdings	—	—	—	—	—	—	241,960	241,960
Grant of exchangeability and redemption of limited partnership interests	—	—	—	—	—	—	93,943	93,943
Issuance of exchangeable preferred partnership units in Newmark OpCo	—	—	—	—	—	—	322,653	322,653
Earning distributions to limited partnership interests, redeemable partnership interests, and other noncontrolling interests	—	—	—	—	—	—	(42,962)	(42,962)
Issuance of contingent limited partnership units	—	—	—	—	—	—	11,115	11,115
Other	—	—	(1,882)	—	—	—	(649)	(2,531)
Balance, September 30, 2018	$1,389	$158	$55,728	$—	$—	$277,349	$653,676	$988,300

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Dividends declared per share of common stock	$0.10	$0.09	$0.30	$0.27
Dividends paid per share of common stock	$0.10	$0.09	$0.29	$0.18

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$178,039	$152,339
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on originated mortgage servicing rights	(73,873)	(65,632)
Depreciation and amortization	98,510	68,587
Nasdaq recognition	(98,580)	(85,135)
Equity-based compensation and allocations of net income to limited partnership units and FPUs	109,872	125,559
Employee loan amortization	31,688	20,704
Deferred tax provision	956	4,359
Change in fair value of contingent consideration	639	138
Realized gain on non-marketable investments, net	(20,960)	-
Unrealized gains on loans held for sale	(22,522)	(461)
Income from an equity method investment	(6,000)	(5,000)
Provision for uncollectible accounts	1,575	2,376
Realized gains on marketable securities	(4,056)	(1,494)
Unrealized gains on marketable securities	(4,445)	(897)
Changes in valuation of derivative asset	37,181	(6,327)
Loan originations—loans held for sale	(7,511,234)	(5,937,964)
Loan sales—loans held for sale	7,820,263	5,168,394
Other	3,234	667
Consolidated net income (loss), adjusted for non-cash and non-operating items	540,287	(559,787)
Changes in operating assets and liabilities:
Receivables, net	(24,293)	(67,253)
Loans, forgivable loans and other receivables from employees and partners	(102,745)	(85,127)
Other assets	(62,883)	(27,092)
Accrued compensation	13,326	33,535
Accounts payable, accrued expenses and other liabilities	24,114	69,364
Payables to related parties	5,609	-
Net cash provided by (used in) operating activities	393,415	(636,360)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(18,212)	(32,533)
Distributions from Real Estate LP	7,293
Proceeds from the sale of marketable securities	32,606	51,433
Purchases of non-marketable investments	(28,000)	(22,500)
Purchases of fixed assets	(23,447)	(10,786)
Purchases of mortgage servicing rights	(845)	(2,124)
Net cash used in investing activities	(30,605)	(16,510)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	7,511,234	5,937,964
Principal payments on warehouse facilities	(7,802,761)	(5,166,612)
Proceeds from BGC's purchase of exchangeable limited partnership units in Newmark Holdings	-	241,960
Proceeds from issuance of exchangeable preferred partnership units	-	265,569
Payments to related parties	-	(130,500)
Borrowings from related parties	-	368,495
Settlement of pre-Spin-Off related party receivables	33,892	-
Fees relating to the IPO	-	(8,870)
Repayment of debt	(95,000)	(536,760)
Borrowings of debt	155,000	-
Securities loaned	24,838	(49,043)
Earnings distributions to limited partnership interests and noncontrolling interests	(112,691)	(23,139)
Dividends to stockholders	(51,659)	(27,858)
Treasury stock repurchases	(33,983)	-
Payments on acquisition earn-outs	(3,407)	(3,500)
Payments of deferred financing costs	(1,363)	(1,152)
Net cash (used in) provided by financing activities	(375,900)	866,554
Net (decrease) increase in cash and cash equivalents and restricted cash	(13,090)	213,684
Cash and cash equivalents and restricted cash at beginning of period	187,406	173,374
Cash and cash equivalents and restricted cash at end of period	$174,316	$387,058

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of these financial statements.

NEWMARK GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

(In thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,329	$53,900
Taxes	$82,939	$903

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

Newmark was formed through the purchase by BGC Partners, Inc. (“BGC Partners” or “BGC”) of Newmark & Company Real Estate, Inc. and certain of its affiliates in 2011. A majority of the voting power of BGC Partners is held by Cantor Fitzgerald, L.P. (“CFLP” or “Cantor”). Subsequent to the Spin-Off, as defined below, the majority of the voting power of Newmark is held by Cantor.

On November 30, 2018 (the “Distribution Date”), BGC completed its previously announced pro-rata distribution (the “Spin-Off”) to its stockholders of all of the shares of common stock of Newmark owned by BGC as of immediately prior to the effective time of the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on November 23, 2018 (the “Record Date”), and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (consisting of Cantor and CF Group Management, Inc. (“CFGM”)) of record as of the close of business on the Record Date. The Spin-Off was effective as of 12:01 a.m., New York City time, on the Distribution Date.

See Note 1 — “Organization and Basis of Presentation” to the consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K as of December 31, 2018 for further information regarding the transactions related to the initial public offering (“IPO”) and Spin-Off of Newmark. A summary of the key transactions is provided below.

Acquisition of Berkeley Point and Investment in Real Estate LP

On September 8, 2017, BGC acquired, from Cantor Commercial Real Estate Company, LP (“CCRE”), 100% of the equity of Berkeley Point Financial LLC (the “Berkeley Point Acquisition”). Berkeley Point Financial LLC (“Berkeley Point” or “BPF”) is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans. On December 13, 2017, in connection with the separation from BGC, the assets and liabilities of Berkeley Point were transferred to Newmark (See Note 27 — “Related Party Transactions”).

Concurrently with the Berkeley Point Acquisition, on September 8, 2017 Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate-related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment are available. As of September 30, 2019, Newmark’s investment in Real Estate LP was accounted for under the equity method.

Separation and Distribution Agreement and IPO

On December 13, 2017, prior to the closing of Newmark’s IPO, BGC, BGC Holdings, BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (as amended on November 8, 2018 and amended and restated on November 23, 2018, the “Separation and Distribution Agreement”). The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•the principal corporate transactions pursuant to which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group (defined below), the “BGC Group”) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark Group”) the assets and liabilities of the BGC Group relating to BGC’s Real Estate Services business, including BGC’s interests in both BPF and Real Estate LP (together with the proportional distribution and assumption and repayment of indebtedness described in the following bullets, the “Separation”);

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

Initial Public Offering

On December 15, 2017, Newmark announced the pricing of the IPO of 20 million shares of Newmark Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK” (See Note 27 — “Related Party Transactions” for additional information). In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark Class A common stock from Newmark at the IPO price, less underwriting discounts and commission.

Debt

As part of the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes due 2042 of BGC (the “8.125% Senior Notes”) and the 2019 Promissory Note in relation to the 5.375% Senior Notes due 2019 of BGC (the “5.375% Senior Notes.”) Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan. Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan as of November 6, 2018. In addition, on March 19, 2018, BGC loaned Newmark $150.0 million under an unsecured senior credit agreement (the “Intercompany Credit Agreement”) on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid as of November 7, 2018 (See Note 22 — “Long-term Debt” for defined terms and more information on Newmark’s long-term debt).

BGC’s Investment in Newmark Holdings

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings L.P. for approximately $242.0 million (the “Investment by BGC in Newmark Holdings”) (See Note 27 — “Related Party Transactions” for additional information).

Nasdaq Monetization Transactions

On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq. The total consideration received in the transaction included $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017 (See Note 7 — “Marketable Securities” for additional information).

Exchangeable Preferred Partnership Units and Forward Contracts

On June 18, 2018 and September 26, 2018, Newmark’s principal operating subsidiary, Newmark OpCo, issued approximately $175.0 million and $150.0 million of exchangeable partnership units (“EPUs”), respectively, in private transactions to the Royal Bank of Canada (“RBC”) (the “Newmark OpCo Preferred Investment”). Newmark received $152.9 million and $113.2 million of cash in the second and third quarter, respectively, of 2018 with respect to these transactions. The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the third quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock is subject to the SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the accompanying unaudited condensed consolidated balance sheets and statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through Retained earnings on the accompanying unaudited condensed consolidated statements of changes in equity and are reductions to Net income (loss) available to common stockholders for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the special purpose vehicle (the “SPV”) that is a consolidated subsidiary of Newmark entered into four variable postpaid forward contracts with RBC (together, the “Nasdaq Forwards”). The SPV is an indirect subsidiary of Newmark whose sole assets are the Nasdaq Earn-outs for 2019 through 2022.  The Nasdaq Forwards provide the SPV the option to settle using up to 992,247 shares of Nasdaq common stock, to be received by the SPV pursuant to the Nasdaq Earn-out (See Note 7 — “Marketable Securities”), or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022.

In September 2019, the SPV notified RBC of its decision to settle the first variable postpaid forward contract using the Nasdaq common stock that the SPV expects to receive in November 2019 in exchange for the first tranche of the EPUs. The fair value of the Nasdaq common stock that Newmark expects to receive is $98.6 million as of September 30, 2019 and is included in “Marketable securities” on the accompanying unaudited balance sheets. As a result of Newmark’s settlement method election, Newmark reclassified $93.5 million of EPUs as of September 30, 2019 from “Noncontrolling interests” to a payable, included in “Current portion of accounts payable, accrued expenses and other liabilities” and an equal reduction to “Noncontrolling interests” on the accompanying unaudited condensed consolidated balance sheets.

The Spin-Off

On November 30, 2018, BGC completed the Spin-Off to its stockholders of all of the shares of Newmark common stock owned by BGC as of immediately prior to the effective time of the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on the Record Date, and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (consisting of Cantor and CFGM) of record as of the close of business on the Record Date. Based on the number of shares of BGC common stock outstanding as of the close of business on the Record Date, BGC’s stockholders as of the Record Date received in the Spin-Off 0.463895 of a share of Newmark Class A common stock for each share of BGC Class A common stock held as of the Record Date, and 0.463895 of a share of Newmark Class B common stock for each share of BGC Class B common stock held as of the Record Date. BGC Partners stockholders received cash in lieu of any fraction of a share of Newmark common stock that they otherwise would have received in the Spin-Off.

Prior to and in connection with the Spin-Off, 14.8 million Newmark Holdings units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock, and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders.

In the aggregate, BGC distributed 131,886,409 shares of Newmark Class A common stock and 21,285,537 shares of Newmark Class B common stock to BGC’s stockholders in the Spin-Off. These shares of Newmark common stock collectively represented approximately 94% of the total voting power of outstanding common stock and approximately 87% of the total economics of Newmark outstanding common stock, in each case as of the Distribution Date.

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, L.P. (“BGC Holdings”), to distribute pro-rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor, also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of September 30, 2019, the exchange ratio was 0.9362 shares of Newmark common stock per Newmark Holdings unit.

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be Newmark’s controlling stockholder, and BGC and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in it or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.

(a)Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The accompanying unaudited condensed consolidated financial statements were prepared on a stand-alone basis derived from the financial statements and accounting records of BGC, prior to the Spin-Off. During the year ended December 31, 2018, Newmark changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” to “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” in Newmark’s consolidated statement of operations. For the three and nine months ended September 30, 2019, Newmark changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. The change resulted in the reclassification of amortization charges related to equity-based awards, such as REUs and Restricted Stock Units (“RSUs”), from “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

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

•

Charges with respect to preferred unit redemption. Any preferred units, such as PPSUs, are not included in Newmark’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain limited partnership units that may be granted exchangeability at ratios designed to cover any withholding taxes expected to be paid by the unit holder upon exchange. This is an alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.

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

Newmark also changed “Gains from mortgage banking activities, net” to “Gains from mortgage banking activities/originations, net” during the year ended December 31, 2018. The line item “Warehouse notes payable” was changed to “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” during the year ended December 31, 2018. Reclassifications have been made to previously reported amounts to conform to the current presentation.

Intercompany balances and transactions within Newmark have been eliminated. Transactions between Cantor or BGC and Newmark pursuant to service agreements between Cantor and BGC (See Note 27 — “Related Party Transactions”), representing valid receivables and liabilities of Newmark which are periodically cash settled, have been included on the accompanying unaudited condensed consolidated financial statements as either receivables from or payables to related parties.

Newmark receives administrative services to support its operations, and in return, Cantor and/or BGC allocate certain of their expenses to Newmark. Such expenses represent costs related, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor and/or BGC overhead costs, are included as expenses on the accompanying unaudited condensed consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on a services agreement between Cantor and/or BGC which reflects the utilization of service provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor and/or BGC. Actual costs that would have been incurred if Newmark had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure (See Note 27 — “Related Party Transactions” for an additional discussion of expense allocations).

Transfers of cash, both to and from Cantor and/or BGC, are included in “Current portion of receivables from related parties or Current portion of payables to related parties” on the accompanying unaudited condensed consolidated balance sheets and as part of the change in payments to and borrowings from related parties in the financing section within the accompanying unaudited condensed consolidated statements of cash flows.

The income tax provision on the accompanying unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income has been calculated as if Newmark was operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which it operates. Prior to the Spin-Off, Newmark’s operations had been included in the BGC U.S. federal and state tax returns or separate non-U.S. jurisdictions tax returns. As Newmark operations in many jurisdictions were unincorporated commercial units of BGC and its subsidiaries, stand-alone tax returns have not been filed for the operations in these jurisdictions.

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the accompanying unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of comprehensive income, unaudited condensed consolidated statements of cash flows and unaudited condensed consolidated statements of changes in equity of Newmark for the periods presented.

(b)	Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. Newmark adopted the standard as of its effective date of January 1, 2018 and recognized an increase in assets, liabilities, beginning retained earnings and noncontrolling interests of $64.4 million, $45.6 million, $16.5 million and $2.3 million, respectively, as the cumulative effect of adoption of this accounting change. The impact of adoption is primarily related to Newmark’s brokerage revenues from leasing commissions where revenue recognition was previously deferred when future contingencies exist under the previous revenue recognition guidance. The adoption of the new revenue recognition guidance accelerated these commission revenues that were based, in part, on future contingent events. For example, a portion of certain brokerage revenues from leasing commissions were deferred until a future contingency was resolved (e.g., tenant move-in or payment of first month’s rent). Under the new revenue recognition model, Newmark’s performance obligation will be typically satisfied at lease signing, and, therefore, the portion of the commission that is contingent on a future event will likely be recognized earlier, if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Further, Newmark previously presented expenses incurred on behalf of customers for certain management services subject to reimbursement on a net basis within expenses. Under the new revenue recognition model, Newmark concluded that it controls the services provided by a third-party on behalf of customers and, therefore, acts as a principal under those contracts. As a result, for these service contracts Newmark will present expenses incurred on behalf of customers along with corresponding reimbursement revenue on a gross basis on the accompanying unaudited condensed consolidated statements of operations, with no impact on net income available to common stockholders.

Newmark elected to adopt the new guidance using a modified retrospective approach applied to contracts that were not completed as of January 1, 2018. Accordingly, the new revenue standard is applied prospectively in Newmark’s financial statements from January 1, 2018 onward.

The new revenue recognition guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP, and as a result did not have an impact on the elements of the accompanying unaudited condensed consolidated statements of operations most closely associated with financial instruments, including Gains from mortgage banking activities/origination, net, and Servicing fees.

There was no significant impact as a result of applying the new revenue standard to the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018, except as it relates to the revenue recognition of certain brokerage revenues from leasing commissions that were based, in part, on future contingent events and the presentation of expenses incurred on behalf of customers for certain management services subject to reimbursement (See Note 3 — “Summary of Significant Accounting Policies” and Note 13 — “Revenues from Contracts with Customers”).

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new measurement alternative. The guidance also requires entities to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to clarify transition and subsequent accounting for equity investments without a readily determinable fair value, among other aspects of the guidance issued in ASU 2016-01. The amendments in ASU 2018-03 were effective for fiscal years beginning January 1, 2018 and interim periods beginning July 1, 2018. The amendments and technical corrections provided in ASU 2018-03 could be adopted concurrently with ASU 2016-01, which was effective for Newmark on January 1, 2018. Newmark adopted both ASUs on January 1, 2018 using the modified retrospective approach for equity securities with a readily determinable fair value and the prospective method for equity investments without a readily determinable fair value. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the statements of cash flows. The new standard became effective beginning with the first quarter of 2018 and required adoption on a retrospective basis. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)—Restricted Cash, which requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new standard became effective beginning January 1, 2018 and required adoption on a retrospective basis. The effect of this guidance resulted in the inclusion of restricted cash in the cash and cash equivalents balance on the accompanying unaudited condensed consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805)—Clarifying the Definition of Business, which clarifies the definition of a business with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard became effective beginning January 1, 2018 on a prospective basis. The adoption of this U.S. GAAP guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Under this guidance, an entity would not apply modification accounting if the fair value, the vesting conditions, and the classification of the awards (as equity or liability) are the same immediately before and after the modification. The new standard became effective beginning January 1, 2018, on a prospective basis for awards modified on or after the adoption date. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with current U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under current U.S. GAAP. Further, ASU 2018-11 contains a practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. Newmark adopted the standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method, financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The new guidance provides a number of optional practical expedients to be utilized by lessees upon transition. Accordingly, Newmark elected the “package of practical expedients,” which permitted Newmark not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Newmark did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to Newmark. The new standard also provides practical expedients for an entity’s ongoing accounting as a lessee. Newmark elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, Newmark will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets upon transition. Newmark also elected the practical expedient to not separate lease and non-lease components for all leases other than leases of real estate. As a result, upon adoption, acting primarily as a lessee, Newmark recognized a $178.8 million ROU asset and a $226.7 million lease liability on the accompanying unaudited condensed consolidated balance sheets for its real estate operating leases. The adoption of the new guidance did not have a significant impact on the accompanying unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of changes in equity and unaudited condensed consolidated statements of cash flows (See Note 18 — “Leases” for additional information on Newmark’s leasing arrangements).

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The new standard became effective beginning January 1, 2019 on a prospective basis and modified retrospective basis. In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Based on concerns about the sustainability of LIBOR, in 2017, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York identified a broad Treasury repurchase agreement (repo) financing rate referred to as the SOFR as its preferred alternative reference rate. The guidance in ASU No. 2018-16 adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The amendments in this ASU are required to be adopted concurrently with the guidance in ASU No. 2017-12. As Newmark currently does not designate any derivative contracts as hedges for accounting purposes, the adoption of this new guidance did not have an impact on the accompanying unaudited condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 by providing an option to reclassify these stranded tax effects to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new standard became effective beginning January 1, 2019, with early adoption permitted. Newmark adopted the new standard on its required effective date and elected to reclassify the stranded income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. However, the adoption of the new guidance did not have a material effect on the accompanying unaudited condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to non-employee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance relate to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The new standard became effective beginning January 1, 2019. The ASU is required to be applied on a prospective basis to all new awards granted after the date of adoption. In addition, any liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the adoption date should be remeasured at fair value as of the adoption date with cumulative effect adjustment to opening retained earnings in the year of adoption. Management adopted this standard on its effective date. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

(c)	New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination, the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard will become effective for Newmark beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments. See below for the description of the amendments stipulated in ASU No. 2019-04. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial

Instruments: Overall. The amendments in ASUs No. 2018-19, 2019-04 and 2019-05 are required to be adopted concurrently with the guidance in ASU No. 2016-13. Newmark plans to adopt the standards on their required effective date and use the effective date. Newmark is continuing its implementation of the new guidance, including the impact of the new guidance on the unaudited condensed consolidated financial statements. Given the objective of the standard, it is generally expected that allowances for credit losses for the financial instruments within its scope would increase; however, the amount of any change will be dependent on the composition and quality of Newmark’s financial asset portfolio and off-balance sheet exposures at the adoption date as well as economic conditions and forecasts at that time.  Our evaluations are ongoing and the expected impact associated with the adoption of this ASU is not yet quantified.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard will become effective beginning January 1, 2020 and will be applied on a prospective basis, and early adoption is permitted. The adoption of the new guidance is not expected to have a material effect on the accompanying unaudited condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for Newmark beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, Newmark’s early adoption eliminated and modified disclosure requirements as of December 31, 2018, and Newmark plans to adopt the remaining disclosure requirements effective January 1, 2020. The adoption of this standard did not impact the accompanying unaudited condensed consolidated financial statements (See Note 26 — “Fair Value of Financial Assets and Liabilities” for additional information).

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The guidance on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the guidance in this ASU. The new standard will become effective for Newmark beginning January 1, 2020, should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and early adoption is permitted. Management is currently evaluating the impact of the new guidance on the accompanying unaudited condensed consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“VIE”). The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the variable interest entity guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for Newmark beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Management is currently evaluating the impact of the new guidance on determining whether a decision-making fee is a variable interest on the accompanying unaudited condensed consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU amends guidance introduced or amended by ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments, ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to ASU No. 2016-13 clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. The clarifying guidance pertaining to ASU No. 2016-01 requires an entity to remeasure an equity security without a readily determinable fair value accounted for under the measurement alternative at fair value in accordance with guidance in ASC 820, Fair Value Measurement; specifies that equity securities without a readily determinable fair value denominated in nonfunctional currency must be remeasured at historical exchange rates; and provides fair value measurement disclosure guidance. The codification improvements related to credit losses are required to be adopted concurrently with ASU No. 2016-13 as of January 1, 2020. The hedge accounting standard amendments are effective for Newmark as of January 1, 2020, with early adoption permitted, and may be applied either retrospectively or prospectively, with certain exceptions. The amendments related to the recognition and measurement guidance are effective for the Company as of January 1, 2020, with early adoption permitted, and should be applied prospectively for equity securities without readily determinable fair value, with the remaining amendments to be applied on a modified-retrospective transition basis by means of a cumulative-effect adjustment to the opening retained earnings balance as of the date an entity adopted all of the amendments in ASU No. 2016-01. Management is currently evaluating the impact of the new guidance on the accompanying unaudited condensed consolidated financial statements.

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The guidance clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with already effective SEC final rules, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance, and it did not have a significant impact on the unaudited condensed consolidated financial statements and related disclosures.

(2)	Limited Partnership Interests

Newmark is a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiaries. Virtually all of Newmark’s consolidated net assets and net income are those of consolidated variable interest entities. Newmark Holdings is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark OpCo, the operating partnership. Newmark OpCo issued approximately $325 million of exchangeable preferred limited partnership units in private transactions to RBC (See Note 1 — “Organization and Basis of Presentation”). Prior to the Spin-Off, BGC Partners and its operating subsidiaries held limited partnership interests in Newmark Holdings due to the Investment by BGC in Newmark Holdings (See Note 27 — “Related Party Transactions”). These collectively represent all of the “limited partnership interests” in BGC Holdings and Newmark Holdings.

As a result of the Separation and Distribution Agreement, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes,

Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of September 30, 2019, the exchange ratio equaled 0.9362.

Redeemable Partnership Interest

Founding/working partners have a limited partnership interest in BGC Holdings and Newmark Holdings. Newmark accounts for FPUs outside of permanent capital as “Redeemable partnership interests,” on the accompanying unaudited condensed consolidated balance sheets. This classification is applicable to FPUs because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.

FPUs are held by limited partners who are primarily employees of BGC and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. Since these allocations of net income are cash distributed on a quarterly basis and are contingent upon services being provided by the unit holder, they are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations to the extent they relate to Newmark employees.

Limited Partnership Units

Certain employees hold limited partnership interests in Newmark Holdings and BGC Holdings (e.g., REUs, RPUs, PSUs, PSIs, HDUs, and LPUs, collectively the “limited partnership units”).

Prior to the Separation, certain employees of both BGC and Newmark received limited partnership units in BGC Holdings. As a result of the Separation, these employees were distributed limited partnership units in Newmark Holdings equal to a BGC Holdings limited partnership unit multiplied by the contribution ratio. Subsequent to the Separation, Newmark employees only receive limited partnership units in Newmark Holdings.

Generally, such limited partnership units receive quarterly allocations of net income, which are cash distributed and generally are contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. Following the Spin-Off, the quarterly allocations of net income on BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations, and the quarterly allocations of net income on Newmark Holdings limited partnership units held by BGC employees are reflected as a component of “Net income (loss) attributable to noncontrolling interests” on the accompanying unaudited condensed consolidated statements of operations. From time to time, Newmark issues limited partnership units as part of the consideration for acquisitions.

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards, and in accordance with U.S. GAAP guidance, Newmark records compensation expense for the awards based on the change in value at each reporting date on the accompanying unaudited condensed consolidated statements of operations as part of “Compensation and employee benefits.”

Certain Newmark employees hold preferred partnership units (“Preferred Units”). Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”). These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into Newmark’s Class A common stock and are only entitled to the Preferred Distribution, and accordingly are not included in Newmark’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocation of net income based on their weighted-average pro-rata share of economic ownership of the operating subsidiaries.

Certain Newmark employees hold non-distribution earning units (e.g. NPSUs and NREUs, collectively “N Units”) that do not participate in quarterly partnership distributions and are not allocated any items of profit or loss. N Units become non-exchangeable limited partnership units, ratably over a four-year vesting term if certain revenue thresholds are met at the end of each vesting term. No value is ascribed to the N Units on the date of grant. On each vesting date, if the revenue threshold is met, the N Unit is converted into a non-exchangeable limited partnership unit. The N Units are not exchangeable into Class A common stock of Newmark and not entitled to distributions and, therefore, are not included in the fully diluted share count.

Cantor Units

Cantor holds limited partnership interests in Newmark Holdings (“Cantor units”). Cantor units are reflected as a component of “Noncontrolling interests” on the accompanying unaudited condensed consolidated balance sheets. Cantor receives allocations of net income (loss), which are cash distributed on a quarterly basis and are reflected as a component of “Net income (loss) attributable to noncontrolling interests” on the accompanying unaudited condensed consolidated statements of operations.

BGC Units

Prior to the Spin-Off, BGC and its operating subsidiaries held limited partnership interests in Newmark Holdings (“BGC Units”). Such BGC units were reflected as a component of “Noncontrolling interests” on the accompanying unaudited condensed consolidated balance sheets. BGC received allocations of net income (loss) on BGC Units, which were cash distributed on a quarterly basis and were reflected as a component of Net income (loss) attributable to noncontrolling interests on the accompanying unaudited condensed consolidated statements of operations. In conjunction with the Spin-Off, such units were either exchanged for shares of Newmark Class A and Class B shares that were distributed to BGC Stockholders in the Spin-Off, or distributed to the partners of BGC Holdings in the BGC Holdings distribution (See Note 1 — “Organization and Basis of Presentation”).

Exchangeable Preferred Limited Partnership Units

RBC holds approximately $325.0 million of EPUs in Newmark OpCo, as a result of the Newmark OpCo Preferred Investment (See Note 1 — “Organization and Basis of Presentation”). The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the four tranches, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the accompanying unaudited condensed consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through retained earnings on the accompanying unaudited condensed consolidated statement of changes in equity and are included in “Net income available to common stockholders” for the purpose of calculating earnings per share.

General

Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. In addition, certain limited partnership interests have been granted the right to exchange into another partnership unit with a capital account (“HDUs”). HDUs have a stated capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is issued. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of September 30, 2019 are generally exchangeable for 23.0 million shares of Newmark Class B common stock. Following the IPO and prior to the Spin-Off, in order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a Class A or Class B common stock of BGC, such partner or Cantor was required to exchange both one BGC Holdings limited partnership interest and a number of Newmark Holdings limited partnership interests equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of BGC Class A and Class B common stock outstanding as of such time (the “distribution ratio”), divided by the exchange ratio. Initially the distribution ratio was equivalent to the contribution ratio (one divided by 2.2 or 0.4545), and at the time of the Spin-Off, the distribution ratio equaled 0.463895. As a result of the change in the distribution ratio, certain BGC Holdings limited partnership interests no longer have a corresponding Newmark Holdings limited partnership interest. The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Separation (together referred to as “stand-alone”) into BGC Class A or Class B common stock was contingent upon the Spin-Off. Following the Spin-Off, a partner or Cantor is no longer required to have paired BGC Holdings and Newmark Holdings limited partnership interests to exchange into Newmark Class A or Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the then exchange ratio.

Each quarter, net income (loss) is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, limited partnership units (including Cantor units) is allocated to Cantor and reflected as a component of “Net income (loss) attributable to noncontrolling interests” on the accompanying unaudited condensed consolidated statements of operations. In subsequent quarters in which Newmark has net income, the initial allocation of income to the limited partnership interests is to “Net income (loss) attributable to noncontrolling interests,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no impact on the net income (loss) allocated to common stockholders. In addition, in quarterly periods in which Newmark has a net loss, the loss allocation for FPUs, limited partnership units and Cantor units in Newmark Holdings is allocated to Cantor. In subsequent quarters in which Newmark has net income, the initial allocation of income to limited partnership interests in Newmark Holdings is allocated to Cantor to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests.
(3)	Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, See Note 3 — “Summary of Significant Accounting Policies,” in Newmark’s consolidated financial statements included in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Other than the following, during the three and nine months ended September 30, 2019, there were no significant changes made to Newmark’s significant accounting policies.

Leases:

Newmark, acting as a lessee, has operating leases primarily relating to office space. The leases have remaining lease terms of up to 1 year to 13 years, some of which include options to extend the leases in 5 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. Newmark measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. Newmark recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of September 30, 2019.

Pursuant to the accounting policy election, leases with an initial term of twelve months or less are not recognized on the balance sheet. The short-term lease expense over the period reasonably reflects Newmark’s short-term lease commitments.

ASC 842, Leases requires Newmark to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease, determining the term of a lease when the contract has renewal or cancelation provisions, and determining the discount rate.

Newmark determines whether an arrangement is a lease or includes a lease at the contract inception by evaluating whether the contract conveys the right to the control of the use of an identified asset for a period of time in exchange for consideration. If Newmark has the right to obtain substantially all of the economic benefits from, and can direct the use of, the identified asset for a period of time, Newmark accounts for the identified asset as a lease. Newmark has elected the practical expedient to not separate lease and non-lease components for all leases other than real estate leases. The primary non-lease component that is combined with a lease component represents operating expenses such as utilities, maintenance or management fees.

As the rate implicit in the lease is not usually available, Newmark used an incremental borrowing rate based on the information available at the adoption date of the new leases standard in determining the present value of lease payments for existing leases. Newmark will use information available at the lease commencement date to determine the discount rate for any new leases.

Segment:

Newmark has a single operating segment. Newmark is a real estate services firm offering services to commercial real estate tenants, owner occupiers, investors and developers, leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. The chief operating decision maker regardless of geographic location evaluates the operating results of Newmark as total real estate services and allocates resources accordingly. For the three and nine months ended September 30, 2019 and 2018, Newmark recognized revenues as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Leasing and other commissions	$213,242	$203,904	$603,094	$541,417
Capital markets commissions	144,666	115,436	376,213	318,491
Gains from mortgage banking activities/originations, net	72,332	51,972	148,769	132,763
Management services, servicing fees and other	156,394	147,497	457,692	423,217
Revenues	$586,634	$518,809	$1,585,768	$1,415,888

(4)	Acquisitions

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

For the nine months ended September 30, 2019, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired and liabilities assumed, for the acquisitions. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Assets
Cash and cash equivalents	$922
Goodwill	24,857
Receivables, net	4,348
Fixed Assets, net	15
Other intangible assets, net	2,075
Other assets	236
Total assets	32,453
Current liabilities
Current portion of accounts payable, accrued expenses and other liabilities	1,365
Accrued compensation	2,125
Total liabilities	3,490
Net assets acquired	$28,963

The total consideration for the acquisitions during the nine months ended September 30, 2019 was $29.0 million in total fair value, comprised of cash and Newmark Holdings limited partnership units. The total consideration included contingent consideration of 233,779 Newmark’s Holding limited partnership units (with an acquisition date fair value of $1.9 million), and $7.8 million in cash that may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of $24.9 million, of which $18.8 million is deductible by Newmark for tax purposes.

The acquisitions are accounted for using the purchase method of accounting. The results of operations of these acquisitions have been included on the accompanying unaudited condensed consolidated financial statements subsequent to their respective dates of acquisition, which in aggregate contributed $3.4 million to Newmark’s revenue for the nine months ended September 30, 2019.

During April 2018, Newmark completed the acquisition of two former Integra Realty Resources (“IRR”) offices (Boston and Pittsburgh). IRR specializes in commercial real estate valuation and advisory services, and the acquisition provides Newmark with greater geographic coverage.

In July 2018, Newmark completed the acquisition of two additional IRR offices (Denver and Pasadena), as well as Dallas based Jackson & Cooksey, Inc., a nationally known corporate tenant representation real estate business.

In September 2018, Newmark completed the acquisition of RKF Retail Holdings, LLC (“RKF”). RKF is a leading independent real estate firm in North America specializing in retail leasing, investment sales and consulting services.

In December 2018, Newmark completed the acquisition of New York-based MiT National Land Services, LLC, a national title agency.

For the year ended December 31, 2018, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired and liabilities assumed. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Assets
Cash and cash equivalents	$1,110
Goodwill	42,188
Receivables, net	50,731
Fixed Assets, net	1,276
Other intangible assets, net	4,677
Other assets	2,894
Total assets	102,876
Current liabilities
Current portion of accounts payable, accrued expenses and other liabilities	15,937
Accrued compensation	26,765
Total liabilities	42,702
Net assets acquired	$60,174

The total consideration for acquisitions during the year ended December 31, 2018 was $62.9 million in total fair value, comprised of cash and Newmark Holdings limited partnership units. The total consideration included contingent consideration of 465,316 Newmark’s Holding partnership units (with an acquisition date fair value of $6.2 million), restricted stock of 216,900 (with an acquisition date fair value of $3.1 million) and $8.6 million in cash that may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of $42.2 million, of which $28.6 million is deductible by Newmark for tax purposes.

These acquisitions are accounted for using the purchase method of accounting. The results of operations of these acquisitions have been included on the accompanying unaudited condensed consolidated financial statements subsequent to their respective dates of acquisition, which in aggregate contributed $28.5 million to Newmark’s revenue for the year ended December 31, 2018.
(5)	Earnings Per Share and Weighted-Average Shares Outstanding

U.S. GAAP guidance—Earnings Per Share provides guidance on the computation and presentation of earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income is allocated to Newmark’s outstanding common stock, FPUs, limited partnership units, and Cantor units (See Note 2 — “Limited Partnership Interests”). In addition, in relation to the Newmark OpCo Preferred Investment, the EPUs issued in June 2018 and September 2018 are entitled to a preferred payable-in-kind dividend which is recorded as accretion to the carrying amount of the EPUs and is a reduction to net income available to common stockholders for the calculation of Newmark’s basic earnings per share and fully diluted earnings per share.

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings per share:
Net income available to common stockholders (1)	$85,475	$66,563	$118,599	$87,107
Basic weighted-average shares of common stock outstanding	177,020	155,152	178,122	155,348
Basic earnings per share	$0.48	$0.43	$0.67	$0.56

(1)

Includes a reduction for dividends on preferred stock or units in the amount of $3.2 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, and $9.7 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Fully diluted EPS is calculated utilizing net income available to common stockholders plus net income allocations to the limited partnership interests in Newmark Holdings as the numerator. The denominator comprises Newmark’s weighted-average number of outstanding shares of Newmark common stock to the extent the related units are dilutive and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock and RSUs. The limited partnership interests generally are potentially exchangeable into shares of Newmark Class A common stock and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fully diluted earnings per share:
Net income available to common stockholders	$85,475	$66,563	$118,599	$87,107
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	14,025	13,475	3,780	17,473
Net income for fully diluted shares	$99,500	$80,038	$122,379	$104,580
Weighted-average shares:
Common stock outstanding	177,020	155,152	178,122	155,348
Partnership units (1)	28,466	29,126	5,661	29,356
RSUs	786	157	1,231	196
Other	344	699	399	659
Fully diluted weighted-average shares of common stock outstanding	206,616	185,134	185,413	185,559
Fully diluted earnings per share	$0.48	$0.43	$0.66	$0.56

(1)	Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units (See Note 2 – “Limited Partnership Interests” for more information).

For the three and nine months ended September 30, 2019, 61.8 million and 85.4 million potentially dilutive securities, respectfully, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2019 included 61.7 million limited partnership interests and 0.1 million RSUs. Anti-dilutive securities for the nine months ended September 30, 2019 included 84.9 million limited partnership interests and 0.5 million RSUs. For the three and nine months ended September 30, 2018, there were approximately 77.4 million and 70.7 million potentially dilutive securities, respectfully, excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2018 were substantially all limited partnership interests. Anti-dilutive securities for the nine months ended September 30, 2018 included 70.5 million limited partnership units and 0.2 million RSUs.
(6)	Stock Transactions and Unit Redemptions

As of September 30, 2019, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock

Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares outstanding at beginning of period	156,679,527	138,921,533	156,916,336	138,593,786
Limited partnership unit redemption/exchange (1)	543,990	12,381	1,666,766	12,381
Other issuances of Class A common stock	2,364	—	81,206	327,747
Issuance of Class A common stock for Newmark RSUs	42,618	5,058	217,223	5,058
Purchase of Newmark treasury stock	(2,279,373)	—	(3,892,405)	—
Shares outstanding at end of period	154,989,126	138,938,972	154,989,126	138,938,972
(1)

Because they were included in the Newmark’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Class A common shares would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock

Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of September 30, 2019, and December 31, 2018, there were 21.3 million shares of Newmark’s Class B common stock outstanding.

Share Repurchases

On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark’s Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $200.0 million, increased from the $100.0 million that had been authorized on March 12, 2018. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or redeem units. As of September 30, 2019, Newmark has repurchased 3.9 million shares of Class A common stock at an average price of $8.74. As of September 30, 2019, Newmark had $165.5 million remaining from its share repurchase and unit redemption authorization.

Period	Total Number of Shares Repurchased	Average Price Paid per Unit or Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Balance at beginning of period	50,000	$9.73	50,000	$199,514
January 1, 2019 - March 31, 2019	—	—	—	—
April 1, 2019 - June 30, 2019	1,613,032	8.61	1,613,032	185,618
July 1, 2019 - September 30, 2019	2,279,373	8.81	2,279,373	165,530
Total	3,942,405	$8.74	3,942,405	$165,530

Redeemable Partnership Interests

The changes in the carrying amount of redeemable partnership interest as of September 30, 2019, and as of December 31, 2018, were as follows (in thousands):

	September 30, 2019	December 31, 2018
Balance at beginning of period	$26,170	$21,096
Income allocation	5,288	6,779
Distributions of income	(1,677)	(2,843)
FPU redemptions	(905)	(1,101)
Issuance	—	2,239
Other	19	—
Balance at end of period	$28,895	$26,170

(7)	Marketable Securities

On June 28, 2013, BGC sold certain assets of eSpeed, its on-the-run business, to Nasdaq. The total consideration received by BGC in the transaction included an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year (the “Nasdaq Earn-out”). The Nasdaq Earn-out was excluded from the initial gain on the divestiture and is recognized in income as it is realized and earned when these contingent events have occurred, consistent with the accounting guidance for gain contingencies. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. Any Nasdaq shares that were received by BGC prior to September 28, 2017 were not transferred to Newmark.

In connection with the Nasdaq Earn-out, Newmark received 992,247 shares during the year ended December 31, 2018. Newmark will recognize the remaining Nasdaq Earn-out of up to 7,937,976 shares of Nasdaq common stock ratably over approximately the next 8 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. During the three months ended September 30, 2019 and 2018, in connection with the Nasdaq Earn-out, Newmark recognized a gain of $98.6 million and $85.1 million, respectively, which is included in “Other income” in the accompanying unaudited condensed consolidated balance sheet. For further information, refer to the section titled “Exchangeable Preferred Partnership Units and Forward Contract” in Note 1 — Organization and Basis of Presentation, See Note 11 — “Derivatives” and See Note 26 — “Fair Value of Financial Assets and Liabilities”.

Newmark sold 350,000 and 650,000 of the Nasdaq shares during the nine months ended September 30, 2019 and September 30, 2018, respectively. As of September 30, 2019, Newmark had 250,000 Nasdaq shares remaining in connection with the Nasdaq Earn-out. During the nine months ended September 30, 2019 and 2018, the gross proceeds from the Nasdaq shares sold was $32.6 million and $51.4 million, respectively. Newmark recognized a gain on the sale of these securities of $2.2 million and $0.0 million for the three months ended September 30, 2019 and 2018, respectively, and $4.1 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. Newmark also recorded unrealized gain/(loss) on the mark-to-market of these securities of $(0.7) million and $(0.6) million for the three months ended September 30, 2019 and 2018, respectively, and $4.4 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively. Realized and unrealized gains on the mark-to-market of these securities are included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2019 and December 31, 2018, Newmark had $123.4 million and $48.9 million, respectively, included in “Marketable securities” on the accompanying unaudited condensed consolidated balance sheets (See Note 20 — “Securities Loaned”).

(8)	Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. Newmark recognized equity income of $1.3 million for the three months ended September 30, 2019 and $6.0 million and $5.0 million for the nine months ended September 30, 2019 and 2018, respectively. Newmark did not recognize equity income for the three months ended September 30, 2018. These amounts were included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations. Newmark received distributions of $7.3 million for the three and nine months ended September 30, 2019. As of September 30, 2019 and December 31, 2018, Newmark had $100.0 million and $101.3 million in Equity method investments, respectively, included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

Investments Carried Under Measurement Alternative

Newmark had previously acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies. Prior to January 1, 2018, the investments were generally accounted for using the cost method of accounting in accordance with U.S. GAAP guidance, Investments—Other. Effective January 1, 2018, these investments are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The carrying value of these investments was $102.4 million and $53.5 million and is included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively.

Certain of these entities issued and sold additional shares in the nine months ended September 30, 2019. Newmark recognized realized and unrealized gains of, net of $17.1 million and $21.0 million for the three and nine months ended September 30, 2019, respectively, to reflect observable transactions for these shares. The realized and unrealized gains, net are included on “Other income, net” on the accompanying unaudited condensed consolidated statements of operations.

(9)	Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of September 30, 2019 and December 31, 2018, Newmark has met all capital requirements. As of September 30, 2019, the most restrictive capital requirement was the net worth requirement of the Federal National Mortgage Association (“Fannie Mae”). Newmark exceeded the minimum requirement by $321.1 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of September 30, 2019 and December 31, 2018, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of September 30, 2019 and December 31, 2018, outstanding borrower advances were $0.1 million and $0.2 million, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

(10)	Loans Held for Sale, at Fair Value

Loans held for sale, at fair value represent originated loans that are typically financed by short-term warehouse facilities (See Note 21 — “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises”) and sold within 45 days from the date the mortgage loan is funded. Newmark initially and subsequently measures all loans held for sale at fair value on the accompanying unaudited condensed consolidated balance sheets. The fair value measurement falls within the definition of a Level 2 measurement (significant other observable inputs) within the fair value hierarchy. Electing to use fair value allows a better offset of the change in the fair value of the loan and the change in fair value of the derivative instruments used as economic hedges. Loans held for sale had a cost basis and fair value as follows (in thousands):

	Cost Basis	Fair Value
September 30, 2019	$681,835	$704,357
December 31, 2018	972,434	990,864

As of September 30, 2019 and December 31, 2018, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of September 30, 2019 and December 31, 2018, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. Interest income on loans held for sale was $14.8 million and $10.3 million for the three months ended September 30, 2019 and 2018, respectively, and $29.9 million and $19.9 million for the nine months ended September 30, 2019 and 2018, respectively. Interest income on loans held for sale is included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations. Gains/(losses) for the fair value adjustments on loans held for sale were $(3.2) million and $(6.8) million for the three months ended September 30, 2019 and 2018, respectively, and $22.5 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. These gains/losses were included in “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations.

(11)	Derivatives

Newmark accounts for its derivatives at fair value and recognized all derivatives as either assets or liabilities on the accompanying unaudited condensed consolidated balance sheets. In its normal course of business, Newmark enters into commitments to extend credit for mortgage loans at a specific rate (rate lock commitments) and commitments to deliver these loans to third-party investors at a fixed price (forward sale contracts). These transactions are accounted for as derivatives.

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	As of September 30, 2019					As of December 31, 2018
Derivative contract	Assets		Liabilities	Notional Amounts		Assets		Liabilities	Notional Amounts
Forward sale contracts	$42,005	(1)	$25,971	$1,531,459	(2)	$85,796	(1)	$9,208	$1,574,114	(2)
Rate lock commitments	26,691		1,198	488,664		6,732		7,470	240,720
Total	$68,696		$27,169	$2,020,123		$92,528		$16,678	$1,814,834

(1)

Included in Forwards is $40.4 million and $77.6 million of the Nasdaq Forwards as of September 30, 2019 and December 31, 2018, respectively (See Note 1 — “Organization and Basis of Presentation”). Unrealized gains/(losses) for the change in the fair value of the Nasdaq Forwards for the three months ended September 30, 2019 and 2018 was $(8.2) million and $9.1 million, respectively and $(37.2) million and $6.3 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)

Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and does not represent anticipated losses. Included in the notional amounts of forwards is $361.0 million for the Nasdaq Forwards as of September 30, 2019 and December 31, 2018.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $(0.2) million and $(1.3) million of commissions for the three months ended September 30, 2019 and 2018, respectively, and $1.6 million and $2.0 million of expenses for the nine months ended September 30, 2019 and 2018, respectively. The change in fair value of rate lock commitments related to commissions are included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts which are included on the accompanying unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gain (loss) recognized	Three Months Ended September 30,		Nine Months Ended September 30,
	in income for derivatives	2019	2018	2019	2018
Derivatives not designed as hedging instruments:
Nasdaq Forwards	Other income, net	$(8,214)	$9,135	$(37,181)	$6,327
Rate lock commitments	Gains from mortgage banking activities/originations, net	5,734	(7,656)	27,113	(3,872)
Rate lock commitments	Compensation and employee benefits	236	1,284	(1,620)	(1,998)
Forward sale contracts	Gains from mortgage banking activities/originations, net	12	4,676	(24,404)	20,478
Total		$(2,232)	$7,439	$(36,092)	$20,935

Derivative assets and derivative liabilities are included in “Other current assets,” “Other assets” and the current portion of “Accounts payable, accrued expenses and other liabilities,” on the accompanying unaudited condensed consolidated balance sheets.

(12)	Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit

Newmark is a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provides Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss sharing (See Note 23 — “Financial Guarantee Liability”) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman will also reimburse Newmark for any losses incurred due to violation of underwriting and servicing agreements that occurred prior to March 9, 2012. For the three and nine months ended September 30, 2019 and 2018, there were no reimbursements under the CEA.

Credit enhancement receivable

As of September 30, 2019, Newmark had $19.9 billion of credit risk loans in its servicing portfolio with a maximum pre-credit enhancement loss exposure of $5.7 billion. Newmark had a form of credit protection from DB Cayman on $29.4 million of credit risk loans with a maximum loss exposure coverage of $9.8 million. The amount of the maximum loss exposure without any form of credit protection from DB Cayman was $5.7 billion.

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

As of September 30, 2019 and December 31, 2018, there was no Credit enhancement receivable.

Credit enhancement deposit

The CEA required the DB Entities to deposit $25.0 million into Newmark’s Fannie Mae restricted liquidity account (See Note 9 — “Capital and Liquidity Requirements”), which Newmark is required to return to DB Cayman, less any outstanding claims, on March 9, 2021. The $25.0 million is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Contingent liability

Under the CEA, Newmark is required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25.0 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. Contingent liabilities as of September 30, 2019 and December 31, 2018 were $11.7 million and $11.1 million, respectively, and are included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

(13)Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues from contracts with customers:
Leasing and other commissions	$213,242	$203,904	$603,094	$541,417
Capital markets commissions	144,666	115,436	376,213	318,491
Management services	104,184	101,968	319,746	306,129
Total	462,092	421,308	1,299,053	1,166,037
Other sources of revenue:
Gains from mortgage banking activities/originations, net(1)	72,332	51,972	148,769	132,763
Servicing fees and other(1)	52,210	45,529	137,946	117,088
Total	$586,634	$518,809	$1,585,768	$1,415,888

(1)	Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASU No. 2014-09.

Disaggregation of Revenue

Newmark’s chief operating decision maker regardless of geographic location evaluates the operating results of Newmark as total real estate (See Note 3 — “Summary of Significant Accounting Policies” for further discussion).

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2019 and December 31, 2018 was $2.5 million and $4.2 million, respectively. During the three and nine months ended September 30, 2019, Newmark recognized revenue of $1.4 million that was recorded as deferred revenue at the beginning of the period.

(14)	Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consists of the following activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loan originations related fees and sales premiums, net	$34,908	$23,288	$70,112	$58,286
Fair value of expected net future cash flows from servicing recognized at commitment, net	37,424	28,684	78,657	74,477
Total	$72,332	$51,972	$148,769	$132,763

(15)	Mortgage Servicing Rights, Net (“MSRs”)

The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Servicing Rights	2019	2018	2019	2018
Beginning Balance	$413,425	$393,383	$416,131	$399,349
Additions	35,186	33,901	73,873	65,632
Purchases from an affiliate	123	516	845	2,124
Amortization	(22,503)	(20,850)	(64,618)	(60,155)
Ending Balance	$426,231	$406,950	$426,231	$406,950

Valuation Allowance
Beginning Balance	$(12,642)	$(1,343)	$(4,322)	$(6,723)
Decrease (increase)	(7,380)	(366)	(15,700)	5,014
Ending Balance	$(20,022)	$(1,709)	$(20,022)	$(1,709)
Net balance	$406,209	$405,241	$406,209	$405,241

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Servicing fees	$26,526	$26,143	$78,134	$77,367
Escrow interest and placement fees	6,518	5,395	17,505	12,229
Ancillary fees	3,955	3,410	11,270	6,611
Total	$36,999	$34,948	$106,909	$96,207

Newmark’s primary servicing portfolio at September 30, 2019 and December 31, 2018 was $59.2 billion and $57.1 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio at September 30, 2019 and December 31, 2018 was $2.1 billion and $2.9 billion, respectively.

The estimated fair value of the MSRs at September 30, 2019 and December 31, 2018 was $430.4 million and $451.9 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flows assumptions used are based on assumptions Newmark believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. The discount rates used in measuring fair value for the nine months ended September 30, 2019 and the year ended December 31, 2018 were between 3.0% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $11.6 million and $22.7 million, respectively, at September 30, 2019 and by $12.4 million and $24.4 million, respectively, at December 31, 2018.

(16)	Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2018	$477,532
Acquisitions	40,157
Measurement period adjustments	(2,368)
Balance, December 31, 2018	515,321
Acquisitions	24,857
Measurement period adjustments	(375)
Balance, September 30, 2019	$539,803

 Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing during the fourth quarter of 2018, which did not result in any goodwill impairment. (See Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	September 30, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	10,152	(8,923)	1,229	0.5
Non-contractual customers	11,325	(5,402)	5,923	1.5
License agreements	4,981	(2,958)	2,023	0.3
Non-compete agreements	6,474	(2,193)	4,281	1.3
Contractual customers	2,483	(1,086)	1,397	0.1
Below market leases	941	(114)	827	0.6
Total	$53,096	$(20,676)	$32,420	1.1

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	9,316	(6,706)	2,610	0.5
Non-contractual customers	11,323	(3,890)	7,433	1.8
License agreements	4,981	(2,292)	2,689	0.4
Non-compete agreements	6,267	(1,469)	4,798	1.4
Contractual customers	1,452	(849)	603	0.1
Below market leases	941	(45)	896	0.5
Total	$51,020	$(15,251)	$35,769	1.2

Intangible amortization expense for each of the three months ended September 30, 2019 and 2018 was $2.8 million and $1.2 million, respectively, and $5.4 million and $4.0 million for the nine months ended September 30, 2019 and 2018, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

The estimated future amortization of definite life intangible assets as of September 30, 2019 was as follows (in thousands):

2019	$1,350
2020	4,949
2021	3,939
2022	1,894
2023	1,579
Thereafter	1,969
Total	$15,680

(17)	Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Leasehold improvements and other fixed assets	$114,382	$99,207
Software, including software development costs	29,598	21,417
Computer and communications equipment	20,977	16,605
	164,957	137,229
Accumulated depreciation and amortization	(71,113)	(58,424)
Total	$93,844	$78,805

Depreciation expense for the three months ended September 30, 2019 and 2018 was $4.4 million and $3.6 million, respectively, and $13.7 million and $10.0 million for the nine months ended September 30, 2019 and 2018, respectively. Depreciation expense is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

Capitalized software development costs for the three months ended September 30, 2019 and 2018 was $0.6 million and $0.5 million, respectively, and $2.9 million and $1.5 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization of software development costs totaled $0.6 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $1.8 million and $0.6 million for the nine months ended September 30, 2019 and 2018, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

(18)	Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms of up to 1 year to 13 years, some of which include options to extend the leases in 5 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply the judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option.

Operating lease costs were $12.1 million and $34.7 million for the three and nine months ended September 30, 2019, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statement of operations. Operating cash flows for the nine months ended September 30, 2019 included payments of $32.9 million for operating lease liabilities. As of September 30, 2019, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three and nine months ended September 30, 2019, Newmark had short-term lease expense of $0.7 million and $2.0 million, respectively, and sublease income of $0.2 million and $0.6 million, respectively.

As of September 30, 2019, the weighted-average discount rate was 7.47% and the remaining weighted-average lease term was 9.0 years.

As of September 30, 2019, Newmark had operating lease ROU assets of $202.0 million recorded in “Other assets,” and operating lease ROU liabilities of $25.4 million recorded in “Current portion of accounts payable, accrued expenses and other liabilities” and $228.6 million recorded in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended September 30, 2019 and 2018 was $13.0 million and $10.9 million, respectively, and $36.7 million and $31.6 million for the nine months ended September 30, 2019 and 2018, respectively. Rent expense is reported in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2032. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of September 30, 2019, minimum lease payments under these arrangements were as follows (in thousands):

2019	$10,481
2020	43,904
2021	41,473
2022	38,705
2023	37,184
Thereafter	180,548
Total lease payments	352,295
Less: Interest	98,234
Present value of lease liability	$254,061

Under ASC 840, Leases undiscounted minimum lease payments as of December 31, 2018 were as follows (in thousands):

2019	$42,870
2020	41,497
2021	38,287
2022	35,738
2023	34,290
Thereafter	158,907
Total	$351,589

(19)	Other current and non-current assets

Other current assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Derivative assets	$30,484	$30,796
Prepaid taxes	20,163	9,992
Prepaid expenses	21,593	15,570
Rent and other deposits	1,587	1,192
Other	320	189
Total	$74,147	$57,739

Non-current other assets consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
ROU Asset	$202,031	$—
Deferred tax assets	154,871	149,938
Equity method investment	99,966	101,275
Non-marketable investments	102,430	53,470
Derivative assets	38,212	61,732
Other	2,395	3,452
Total	$599,905	$369,867

(20)	Securities Loaned

As of September 30, 2019, Newmark had Securities loaned transactions with Cantor of $24.8 million. The fair value of the security loaned was $24.8 million. As of September 30, 2019, the cash collateral received from Cantor bore an interest rate of 2.33% . As of December 31, 2018, Newmark did not have any securities loaned transactions with Cantor. Securities loaned transactions are included in “Securities loaned” on the accompanying unaudited condensed consolidated balance sheets (See Note 7 — “Marketable Securities”).

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

As of September 30, 2019, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at September 30, 2019	Stated Spread to One Month LIBOR	Rate Type
Warehouse facility due June 17, 2020	$450,000	$—	$188,507	115 bps	Variable
Warehouse facility due June 17, 2020(1)	—	200,000	—	110 bps	Variable
Warehouse facility due September 25, 2020	200,000	—	183,694	115 bps	Variable
Warehouse facility due October 9, 2020(2)	800,000	—	145,159	115 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	163,500	105 bps	Variable
Total	$1,450,000	$600,000	$680,860

(1)	Effective October 2, 2019, the warehouse line was increased to $300.0 million.
(2)

On September 5, 2019, the warehouse facility was renewed, the notional amount was increased to $400.0 million, and the maturity date was extended to October 9, 2020. As of September 30, 2019, the warehouse line had a temporary increase of $400.0 million which expired on October 28, 2019.

As of December 31, 2018, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2018	Stated Spread to One Month LIBOR	Rate Type
Warehouse facility due June 19, 2019	$450,000	$—	$413,063	120 bps	Variable
Warehouse facility due September 25, 2019	200,000	—	113,452	120 bps	Variable
Warehouse facility due October 10, 2019(1)	1,000,000	—	416,373	120 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	29,499	115 bps	Variable
Total	$1,650,000	$325,000	$972,387

(1)

The warehouse facility was temporarily increased by $700.0 million to $1.0 billion for the period of November 30, 2018 to January 29, 2019. On January 29, 2019, the temporary increase was decreased by $400 million to $300 million for the period January 29, 2019 to April 1, 2019.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018.

The borrowing rates on the warehouse facilities are based on short-term London Interbank Offered Rate (“LIBOR”) plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)	Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
6.125% Senior Notes	$539,789	$537,926
Credit Facility	58,776	—
Total	$598,565	$537,926

6.125% Senior Notes

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced on November 1, 2018 at 98.937% to yield 6.375%. The 6.125% Senior Notes were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended (“Securities Act”). The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and will mature on November 15, 2023. The carrying amount of the 6.125% Senior Notes as of September 30, 2019 was $539.8 million, net of debt issue costs of $5.3 million and net of debt discount of $4.9 million. Newmark uses the effective interest rate method to amortize the debt discount over the life of the notes. Newmark amortized $0.3 million and $1.0 million of debt discount for the three and nine months ended September 30, 2019, respectively. Newmark uses the straight-line method to amortize these debt issue costs over the life of the notes. Newmark amortized $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively. Newmark recorded interest expense related to the 6.125% Senior Notes of $8.7 million and $26.0 million for the three and nine months ended September 30, 2019, respectively. These amounts are included in “Interest expense, net” on the accompanying unaudited condensed consolidated statement of operations.

Credit Facility

On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility will bear annual interest equal to, at Newmark’s option, either (a) LIBOR for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 200 basis points with respect to LIBOR borrowings in (a) above and can range from 0.25% to 1.25%, depending upon Newmark’s credit rating. The Credit Facility also provides for an unused facility fee.  As of September 30, 2019, borrowings under the Credit Facility carried an interest rate of 4.05%. The carrying amount of the advance as of September 30, 2019 was $58.8 million, net of debt issue costs of $1.2 million. Newmark uses the straight-line method to amortize these debt issue costs over the life of the loan. Newmark amortized $0.1 million and $0.4 million of debt issue costs for the three and nine months ended September 30, 2019, respectively. Newmark recorded interest expense of $0.7 million and $1.7 million for the three and nine months ended September 30, 2019, respectively. These amounts are included in “Interest expense, net” on the accompanying unaudited condensed consolidated statement of operations.

On November 30, 2018 Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor. See Note 27 – “Related Party Transactions” for a more detailed discussion.

Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders (the “Term Loan Agreement”). The term loan credit agreement provided for loans of up to $575.0 million (the “Term Loan”). The maturity date of the Term Loan Agreement was September 8, 2019. Borrowings under the Term Loan bore interest at either LIBOR or a defined base rate plus an additional margin which ranged from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan was a LIBOR loan or a base rate loan. On November 22, 2017, BGC and Newmark entered into an amendment to the Term Loan Agreement. Pursuant to the  amendment and effective as of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Term Loan. The net proceeds from the IPO were used to partially repay $304.3 million of the Term Loan. Newmark recorded interest expense related to the Term Loan of $2.6 million and $7.8 million for the three and nine months ended September 30, 2018, respectively. Prior to the Spin-Off, Newmark repaid the outstanding balance of $270.7 million on the Term Loan, at which point the facility was terminated.

Converted Term Loan

On September 8, 2017, BGC entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders (the “Converted Term Loan”). The revolving credit agreement provided for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. Borrowings under the Converted Term Loan bore interest at either LIBOR or a defined base rate plus an additional margin, which ranged from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan was a LIBOR loan or a base rate loan, and whether there were amounts outstanding under the Term Loan. The Term Loan was paid in full on March 9, 2018. Since the Term Loan was repaid in full, the pricing of the Converted Term Loan returned to the levels previously described. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of BGC under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. As of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. On June 19, 2018, Newmark repaid $152.9 million, and on September 26, 2018, Newmark repaid $113.2 million of the Converted Term Loan using proceeds from the Newmark OpCo Preferred Investment. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan using the proceeds from the sale of its 6.125% Senior Notes. Therefore, there were no borrowings outstanding as of December 31, 2018. Newmark recorded interest expense related to the Converted Term Loan of $3.1 million and $12.1 million for the three and nine months ended September 30, 2018, respectively. Prior to the Spin-Off, the outstanding amount under the Converted Term Loan was repaid in full.

2019 Promissory Note and 2042 Promissory Note

On December 13, 2017, in connection with the Separation, Newmark assumed from BGC US OpCo an aggregate of $300.0 million principal amount due December 9, 2019 payable to BGC (the “2019 Promissory Note”) and $112.5 million principal amount due June 26, 2042 payable to BGC (the “2042 Promissory Note”). On September 4, 2018, Newmark OpCo borrowed $112.5 million from BGC pursuant to the Intercompany Credit Agreement which loan bore interest at an annual rate equal to 6.5%. Newmark OpCo used the proceeds of the Intercompany Credit Agreement loan to repay the $112.5 million of the 2042 Promissory Note. The 2019 Promissory Note bore interest at 5.375%, and the 2042 Promissory Note bore interest at 8.125%. Newmark OpCo repaid the $300 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. Upon repayment of the 2019 Promissory Note, Newmark no longer had debt obligations owed to BGC. Newmark recorded interest expense related to the 2019 Promissory Note of $4.3 million and $12.8 million for the three and nine months ended September 30, 2018, respectively. Additionally, Newmark recorded interest expense related to the 2042 Promissory Note of $1.6 million and $6.3 million for the three and nine months ended September 30, 2018, respectively. In connection with the repayment of the 2019 Promissory Note, Newmark incurred a prepayment penalty of $7.0 million.

In 2018, the 2019 and 2042 Promissory Notes were recorded at amortized cost.

The fair value of the 2042 Promissory Note was determined using observable market prices as the related 8.125% BGC Senior Notes were considered Level 1 within the fair value hierarchy as they were deemed to be actively traded and the 2019 Promissory Note are considered Level 2 within the fair value hierarchy.

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

At September 30, 2019, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $19.9 billion with a maximum potential loss of $5.7 billion, of which $9.8 million is covered by the Credit Enhancement Agreement (See Note 12 — “Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit”).

At December 31, 2018, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $20.6 billion with a maximum potential loss of $5.8 billion, of which $76.2 million is covered by the Credit Enhancement Agreement (See Note 12 — “Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit”).

Changes in the estimated liability under the guarantee liability were as follows (in thousands):

Financial guarantee liability
Balance, January 1, 2018	$(54)
Reversal of provision	22
Balance, December 31, 2018	$(32)
Increase to provision	(13)
Balance, September 30, 2019	$(45)

In order to monitor and mitigate potential losses, Newmark uses an internally developed loan rating scorecard for determining which loans meet Newmark’s criteria to be placed on a watch list. Newmark also calculates default probabilities based on internal ratings and expected losses on a loan-by-loan basis. This methodology uses a number of factors, including, but not limited to, debt service coverage ratios, collateral valuation, the condition of the underlying assets, borrower strength and market conditions (See Note 12—"Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit” for further explanation of credit protection provided by DB Cayman). The provisions for risk sharing are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Increase (decrease) to financial guarantee liability	$(28)	$4	$13	$(3)
Decrease (increase) to credit enhancement asset (1)	—	—	—	10
Increase (decrease) to contingent liability	—	(1)	—	—
Total	$(28)	$3	$13	$7

(1)	The credit enhancement receivable is included in “Other assets” on the accompanying consolidated balance sheets.

(24)	Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (See Note 23 — “Financial Guarantee Liability”). As of September 30, 2019, 22% and 16% of the $5.7 billion of the maximum loss (See Note 23 — “Financial Guarantee Liability”) was for properties located in California and Texas, respectively. As of December 31, 2018, 25% and 16% of the $5.8 billion of the maximum loss (See Note 23 — “Financial Guarantee Liability”) was for properties located in California and Texas, respectively.

(25)	Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.4 billion and $1.3 billion, as of September 30, 2019 and December 31, 2018, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth, by level within the fair value hierarchy, financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$123,417	$—	$—	$123,417
Nasdaq Forwards	—	—	40,438	40,438
Loans held for sale, at fair value	—	704,357	—	704,357
Rate lock commitments	—	—	26,691	26,691
Forward sale contracts	—	—	1,567	1,567
Total	$123,417	$704,357	$68,696	$896,470
Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$40,051	$40,051
Rate lock commitments	—	—	1,198	1,198
Forward sale contracts	—	—	25,971	25,971
Total	$—	$—	$67,220	$67,220

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$48,942	$—	$—	$48,942
Nasdaq Forwards	—	—	77,619	77,619
Loans held for sale, at fair value	—	990,864	—	990,864
Rate lock commitments	—	—	6,732	6,732
Forward sale contracts	—	—	8,177	8,177
Total	$48,942	$990,864	$92,528	$1,132,334
Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$32,552	$32,552
Rate lock commitments	—	—	7,470	7,470
Forward sale contracts	—	—	9,208	9,208
Total	$—	$—	$49,230	$49,230

There were no transfers among Level 1, 2 and 3 for the nine months ended September 30, 2019 and the year ended December 31, 2018.

Level 3 Financial Assets and Liabilities: Changes in Level 3 Nasdaq Forwards, rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	Opening Balance July 1, 2019	Total realized and unrealized gains (losses) included in Net income(1)	Issuances	Settlements	Closing Balance as of September 30, 2019	Unrealized gains (losses) outstanding as of September 30, 2019
Assets:
Rate lock commitments	$21,951	$26,691	$—	$(21,951)	$26,691	$26,691
Forward sale contracts	2,845	1,567	—	(2,845)	1,567	1,567
Nasdaq Forwards	48,652	(8,214)	—	—	40,438	(8,214)
Total	$73,448	$20,044	$—	$(24,796)	$68,696	$20,044
	Opening Balance July 1, 2019	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance as of September 30, 2019	Unrealized (gains) losses outstanding as of September 30, 2019
Liabilities:
Accounts payable, accrued expenses and other liabilities – contingent consideration(1)	$38,712	$1,492	$1,180	$(1,333)	$40,051	$1,492
Rate lock commitments	2,428	1,198	—	(2,428)	1,198	1,198
Forward sale contracts	27,261	25,971	—	(27,261)	25,971	25,971
Total	$68,401	$28,661	$1,180	$(31,022)	$67,220	$28,661
(1)	Realized and unrealized losses are reported in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations.

Changes in Level 3 Nasdaq Forwards, rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the three months ended September 30, 2018 were as follows (in thousands):

	Opening Balance as of July 1, 2018	Total realized and unrealized gains (losses) included in Net income(1)	Issuances	Settlements	Closing Balance as of September 30, 2018	Unrealized gains (losses) outstanding as of September 30, 2018
Assets:
Rate lock commitments	$14,448	$6,219	$—	$(14,448)	$6,219	$6,219
Forward sale contracts	16,442	20,515	—	(16,442)	20,515	20,515
Nasdaq Forwards	19,085	6,327	58,617	—	84,029	6,327
Total	$49,975	$33,061	$58,617	$(30,890)	$110,763	$33,061
	Opening Balance as of July 1, 2018	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance as of September 30, 2018	Unrealized (gains) losses outstanding as of September 30, 2018
Liabilities:
Accounts payable, accrued expenses and other liabilities – contingent consideration(1)	$21,573	$271	$10,006	$(245)	$31,605	$271
Rate lock commitments	13,945	12,089	—	(13,945)	12,089	12,089
Forward sale contracts	641	37	—	(641)	37	37
Total	$36,159	$12,397	$10,006	$(14,831)	$43,731	$12,397
(1)	Realized and unrealized losses are reported in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations.

Changes in Level 3 Nasdaq Forwards, rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the nine months ended September 30, 2019 were as follows (in thousands):

	Opening Balance as of January 1, 2019	Total realized and unrealized gains (losses) included in Net income(1)	Issuances	Settlements	Closing Balance as of September 30, 2019	Unrealized gains (losses) outstanding as of September 30, 2019
Assets:
Rate lock commitments	$6,732	$26,691	$—	$(6,732)	$26,691	$26,691
Forward sale contracts	8,177	1,567	—	(8,177)	1,567	1,567
Nasdaq Forwards	77,619	(37,181)	—	—	40,438	40,438
Total	$92,528	$(8,923)	$—	$(14,909)	$68,696	$68,696
	Opening Balance as of January 1, 2019	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance as of September 30, 2019	Unrealized (gains) losses outstanding as of September 30, 2019
Liabilities:
Accounts payable, accrued expenses and other liabilities – contingent consideration(1)	$32,552	$1,957	$8,937	$(3,395)	$40,051	$1,957
Rate lock commitments	7,470	1,198	—	(7,470)	1,198	1,198
Forward sale contracts	9,208	25,971	—	(9,208)	25,971	25,971
Total	$49,230	$29,126	$8,937	$(20,073)	$67,220	$29,126

(1)	Realized and unrealized losses are reported in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations.

Changes in Level 3 Nasdaq Forwards, rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis for the nine months ended September 30, 2018 were as follows (in thousands):

	Opening Balance as of January 1, 2018	Total realized and unrealized gains (losses) included in Net income(1)	Issuances	Settlements	Closing Balance as of September 30, 2018	Unrealized gains (losses) outstanding as of September 30, 2018
Assets:
Rate lock commitments	$2,923	$6,219	$—	$(2,923)	$6,219	$6,219
Forward sale contracts	3,753	20,515	—	(3,753)	20,515	20,515
Nasdaq Forwards	—	6,327	58,617	—	84,029	6,327
Total	$6,676	$33,061	$58,617	$(6,676)	$110,763	$33,061
	Opening Balance as of January 1, 2018	Total realized and unrealized (gains) losses included in Net income(1)	Issuances	Settlements	Closing Balance as of September 30, 2018	Unrealized (gains) losses outstanding as of September 30, 2018
Liabilities:
Accounts payable, accrued expenses and other liabilities – contingent consideration(1)	$23,711	$700	$10,695	$(3,501)	$31,605	$700
Rate lock commitments	2,390	12,089	—	(2,390)	12,089	12,089
Forward sale contracts	657	37	—	(657)	37	37
Total	$26,758	$12,826	$10,695	$(6,548)	$43,731	$12,826
(1)	Realized and unrealized losses are reported in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations.

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis (in thousands):

September 30, 2019
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range	Weighted- Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$40,051	Discount rate	0.3%-10.4%	8.0%
			Probability of meeting earnout and contingencies	99%-100%	99.5%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$40,438	$—	Volatility	28.04%-35.62%	32.9%
Forward sale contracts	$1,567	$25,971	Counterparty credit risk	N/A	N/A
Rate lock commitments	$26,691	$1,198	Counterparty credit risk	N/A	N/A

December 31, 2018
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range	Weighted- Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$32,552	Discount rate	0.3%-10.4%	8.0%
			Probability of meeting earnout and contingencies	99%-100%(1)	99.6%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$77,619	$—	Volatility	23.7%-34.8%(2)	30.2%
Forward sale contracts	$8,177	$9,208	Counterparty credit risk	N/A	N/A
Rate lock commitments	$6,732	$7,470	Counterparty credit risk	N/A	N/A

(1)	Newmark’s estimate of contingent consideration as of September 30, 2019 and December 31, 2018 was based on the acquired business’ projected future financial performance, including revenues.
(2)	The volatility of Newmark’s Nasdaq Forwards is primarily based on the volatility of the underlying Nasdaq stock price.

Valuation Processes - Level 3 Measurements

Both the rate lock commitments to borrowers and the forward sale contracts to investors are derivatives and, accordingly, are marked to fair value on the accompanying unaudited condensed consolidated statements of operations. The fair value of Newmark’s rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:

•	The assumed gain/loss of the expected loan sale to the investor, net of employee benefits;
•	The expected net future cash flows associated with servicing the loan;
•	The effects of interest rate movements between the date of the rate lock and the balance sheet date; and
•	The nonperformance risk of both the counterparty and Newmark.

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

The Nasdaq Forwards are derivatives and, accordingly, are marked to fair value on the accompanying unaudited condensed consolidated statements of operations. The fair value of the Nasdaq Forwards is determined utilizing the following inputs, as applicable:

•	The underlying number of shares and the related strike price;
•	The maturity date; and
•	The implied volatility of Nasdaq’s stock price.

The fair value of Newmark’s Nasdaq Forwards considers the effects of Nasdaq’s stock price volatility between the balance sheet date and the maturity date. The fair value is determined by the use of a Black-Scholes put option valuation model.

Information About Uncertainty of Level 3 Fair Value Measurements

The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2019 and December 31, 2018, the present value of expected payments related to Newmark’s contingent consideration was $40.1 million and $32.6 million, respectively (See Note 31 — “Commitments and Contingencies”). The undiscounted value of the payments, assuming that all contingencies are met, would be $45.0 million and $39.6 million, respectively.

Fair Value Measurements on a Non-Recurring Basis

Pursuant to the new recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $102.4 million and $53.5 million, which were included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.
(27)	Related Party Transactions
(a)	Service Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and/or BGC. Allocated expenses were $7.1 million and $6.6 million for the three months ended September 30, 2019 and 2018, respectively, and $21.0 million and $19.8 million for the nine months ended September 30, 2019 and 2018, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of September 30, 2019 and December 31, 2018, the aggregate balance of employee loans was $356.6 million and $285.5 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above mentioned employee loans were $13.2 million and $9.5 million for the three months ended September 30, 2019 and 2018, respectively, and $31.7 million and $20.7 million for the nine months ended September 30, 2019 and 2018, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Transfer of Employees to Newmark and Other Related Party Transactions

In connection with the expansion of the mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of its affiliate, CCRE, have transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018, and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million. Newmark recorded $6.9 million and $2.2 million as “Stockholders’ equity” and “Redeemable partnership interests,” respectively, on the accompanying unaudited condensed consolidated balance sheets.

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

In February 2019, the Audit Committee of the Company authorized Newmark and its subsidiaries to originate and service GSE loans to Cantor and its affiliates (other than BGC) and service loans originated by Cantor and its affiliates (other than BGC) on prices, rates and terms no less favorable to Newmark and its subsidiaries than those charged by third parties. The authorization is subject to certain terms and conditions, including but not limited to: (i) a maximum amount up to $100.0 million per loan, (ii) a $250.0 million limit on loans that have not yet been acquired or sold to a GSE at any given time, and (iii) a separate $250.0 million limit on originated Fannie Mae loans outstanding to Cantor at any given time.

(c)	Transactions with CCRE

Newmark has a referral agreement in place with CCRE, in which Newmark’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, Newmark recognized $0.1 million and $0.8 million of revenues for the three and nine months ended September 30, 2019, respectively. In connection with this revenue-share agreement, Newmark recognized revenues of $0.3 million during the three and nine months ended September 30, 2018.

Newmark also has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE for the three and nine months ended September 30, 2019 and 2018.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Revenue from these referrals were $0.7 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively. Revenue from these referrals was $1.6 million and $2.2 million for the nine months ended September 30, 2019 and 2018, respectively. Such revenue was recognized in “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations. These referrals fees are net of the broker fees and commissions to CCRE of $0.2 million and $33 thousand for the three months ended September 30, 2019 and 2018, respectively, and $0.4 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.

On September 8, 2017, BGC completed the Berkeley Point Acquisition for an acquisition price of $875.0 million, with $3.2 million of the acquisition price paid in units of BGC Holdings, pursuant to a Transaction Agreement, dated as of July 17, 2017, with Cantor and certain of Cantor’s affiliates, including CCRE and Cantor Commercial Real Estate Sponsor, L.P., the general partner of CCRE. In accordance with this Transaction Agreement, BPF made a distribution of $89.1 million to CCRE for the amount that BPF’s net assets exceeded $508.6 million.

During the nine months ended September 30, 2019, Newmark purchased the primary servicing rights for $584.0 million of loans originated by CCRE for $0.8 million. During the nine months ended September 30, 2018, Newmark purchased the primary servicing rights for $905 million of loans originated by CCRE for $1.5 million.

Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $2.9 million and $2.8 million for the nine months ended September 30, 2019 and 2018, respectively, of servicing revenues (excluding interest and placement fees) from loans purchased from CCRE on a “fee for service” basis, which was included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

On July 22, 2019, Cantor Commercial Real Estate Lending, L.P. (“CCRE Lending”), a wholly-owned subsidiary of Real Estate LP, made a $146.6 million commercial real estate loan (the “Loan”) to a single-purpose company (the “Borrower”) in which Barry Gosin, Newmark’s Chief Executive Officer, owns a 19% interest. The Loan is secured by the Borrower’s interest in property in Pennsylvania that is subject to a ground lease. While CCRE Lending initially provided the full loan amount, on August 16, 2019, a third-party bank purchased approximately 80% of the Loan value from CCRE Lending, with CCRE Lending retaining approximately 20%. The Loan matures on August 6, 2029, and is payable monthly at a fixed interest rate of 4.38% per annum. Newmark provided certain commercial loan brokerage services to the Borrower in the ordinary course of its business, and the Borrower paid Newmark a fee, as the broker of the Loan, of $0.7 million. The Newmark Audit Committee approved the commercial loan brokerage services and the related fee amount received.

Transactions with Executive Officers and Directors

In connection with Newmarks’s 2018 executive compensation process, Newmark’s executive officers received certain monetization of prior awards as compensation at Newmark, as set forth below:

On December 31, 2018, the Compensation Committee approved the monetization of 898,080 BGC Holdings PPSUs held by Mr. Lutnick (which had an average determination price of $7.65 per unit), and 592,721 Newmark Holdings PPSUs (which had an average determination price of $13.715 per unit), which transactions had an aggregate value of $15,000,000. On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,131,774 non-exchangeable BGC Holdings PSUs held by Mr. Lutnick into 1,131,774 non-exchangeable BGC Holdings partnership units with a capital account (HDUs) (which, based on the closing price of BGC Class A common stock of $6.20 per share on such date, had a value of $7,017,000); and (ii) the right to exchange for cash 1,018,390 BGC Holdings non-exchangeable PPSUs held by Mr. Lutnick, (which had an average determination price of $7.8388 per unit), for a payment of $7,983,000 for taxes when (i) is exchanged.

On December 31, 2018, the Compensation Committee approved the monetization of 1,909,188 BGC Holdings PSUs held by Mr. Gosin and 264,985 BGC Holdings PPSUs (which had an average determination price of $4.2625 per unit), which transactions had an aggregate value of $11,000,000. On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,592,016 non-exchangeable HDUs (which, based on the closing price of BGC Class A common stock of $6.20 per share on such date, had a value of $9,870,501); and (ii) the right to exchange for cash 264,985 BGC Holdings non-exchangeable PPSUs held by Mr. Gosin, (which had an average determination price of $4.2625 per unit), for a payment of $1,129,499 for taxes when (i) is exchanged. On February 22, 2019, the Compensation Committee initially approved for Mr. Gosin grants in Newmark Holdings NPSUs and NPPSUs. On April 25, 2019, the Compensation Committee modified Mr. Gosin’s awards by cancelling the grant of the previously mentioned Newmark Holdings NPSUs and NPPSUs and by granting non-exchangeable Newmark Holdings PSUs and PPSUs. The Committee approved this modification in order to reflect an annual compensation structure rather than a long-term NPSU/NPPSU structure.

On December 31, 2018, the Compensation Committee approved the cancellation of 13,552 non-exchangeable PSUs in BGC Holdings held by Mr. Rispoli and the cancellation of 11,089 BGC Holdings PPSUs (which had an average determination price of $5.814 per unit). In connection with the transactions, BGC issued $134,535 in shares of BGC Class A common stock, less applicable taxes and withholdings, resulting in 13,552 net shares of BGC Class A common stock at a price of $5.17 per share and the payment of $64,471 for taxes. On February 22, 2019, the Compensation Committee removed the sale restrictions on 4,229 shares of BGC Class A common stock and 1,961 shares of Newmark Class A common stock held by Mr. Rispoli.

On October 30, 2019, the Audit and Compensation Committees of the Board of Directors authorized and the Company executed the repurchase from Mr. Merkel of 55,193 shares of Newmark Class A common stock at $10.69 per share, the closing price on October 30, 2019.

CF Real Estate Finance Holdings, LP.

Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of September 30, 2019 and December 31, 2018, Newmark’s investment was accounted for under the equity method (See Note 8 — “Investments”).

IPO and Spin-Off

The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries with respect to the Separation and related matters (See Note 1 — “Organization and Basis of Presentation” for additional information).

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, including Cantor, whereby each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which was equal to a BGC Holdings limited partnership interest multiplied by the contribution ratio, divided by the current exchange ratio. The exchange ratio is subject to adjustment, in accordance with the terms of the Separation and Distribution Agreement (See Note 2 — “Limited Partnership Interests” for additional information).

In addition, CF&Co, a wholly-owned subsidiary of Cantor, was an underwriter of the IPO. Pursuant to the underwriting agreement, Newmark paid CF&Co 5.5% of the gross proceeds from the sale of shares of Newmark Class A common stock sold by CF&Co. in connection with the IPO.

On November 30, 2018, BGC completed the Spin-Off. BGC Partners’ stockholders, including Cantor, as of the Record Date, received in the Spin-Off 0.463895 of a share of Newmark Class A or Class B common stock for each share of BGC Class A or Class B common stock held as of the Record Date. In the aggregate, BGC distributed 131.9 million shares of Newmark Class A common stock and 21.3 million shares of Newmark Class B common stock to BGC’s stockholders in the Spin-Off. As Cantor and CFGM held 100% of the shares of BGC Class B common stock as of the Record Date, Cantor and CFGM were distributed 100% of the shares of Newmark Class B common stock in the Spin-Off (see BGC’s 2018 Investment in Newmark Holdings below.)

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be a controlling stockholder of Newmark, and BGC and its subsidiaries no longer held any shares of Newmark common stock or equity interests in Newmark or its subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution (See Note 1 — “Organization and Basis of Presentation” for additional information).

Subsequent to the Spin-Off, there are remaining partners who hold limited partnership interests in Newmark Holdings who are BGC employees, and there are remaining partners who hold limited partnership interests in BGC Holdings who are Newmark employees. These limited partnership interests represent interests that were held prior to the IPO and were distributed as part of the Separation. Following the IPO, employees of Newmark and BGC only receive limited partnership interests in Newmark Holdings and BGC Holdings, respectively. As a result of the Spin-Off, as the existing limited partnership interests in Newmark Holdings held by BGC employees and the existing limited partnership interests in BGC Holdings held by Newmark employees are exchanged/redeemed, the related capital is contributed to and from Cantor, respectively.

BGC’s 2018 Investment in Newmark Holdings

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million units of Newmark Holdings for approximately $242.0 million. The price per Newmark Holdings unit was based on the $14.57 closing price of Newmark Class A common stock on March 6, 2018, as reported on the NASDAQ Global Select Market. These newly issued Newmark Holdings units were exchangeable, at BGC’s discretion, into either shares of Newmark Class A common stock or shares of Newmark Class B common stock. BGC made the Investment in Newmark Holdings pursuant to an Investment Agreement, dated as of March 6, 2018, by and among BGC, BGC Holdings, BGC U.S. OpCo, BGC Global OpCo, Newmark, Newmark Holdings and Newmark OpCo. The Investment by BGC in Newmark Holdings and related transactions were approved by the Audit Committees and Boards of Directors of BGC and Newmark. BGC and its subsidiaries funded the Investment by BGC in Newmark Holdings using the proceeds of its CEO sales program. Newmark used the proceeds to repay the balance of the outstanding principal amount under its unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders that was guaranteed by BGC. In addition, in accordance with the Separation and Distribution Agreement, BGC owned 7.0 million limited partnership interests in the Newmark OpCo (“Newmark OpCo Units”) immediately prior to the Spin-Off, as a result of other issuances of BGC Class A common stock primarily related to the redemption of limited partnership units in BGC Holdings and Newmark Holdings.

Prior to and in connection with the Spin-Off, 14.8 million Newmark Holdings units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders. On November 30, 2018, BGC Holdings distributed pro-rata all of the 1.5 million exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the Spin-Off to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of November 23, 2018 (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 0.4 million Newmark Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the exchange ratio of 0.9793 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment). As of September 30, 2019, the exchange ratio equaled 0.9362 (See Note 1 — “Organization and Basis of Presentation” for additional information).

Other Transactions with CF&Co

On June 18, 2018 and September 26, 2018, Newmark entered into transactions related to the monetization of the Nasdaq shares that Newmark expects to receive in 2019 through 2022. (See Note 1 — “Organization and Basis of Presentation.”)  Newmark paid $4.0 million in fees for services provided by CF&Co related to these monetization transactions. These fees were recorded as a deduction from the carrying amount of the EPUs.

On November 6, 2018, Newmark issued an aggregate of $550.0 million principal amount of 6.125% Senior Notes due 2023.  In connection with this issuance of the 6.125% Senior Notes, Newmark paid $0.8 million in underwriting fees to CF&Co.

(d)	Payables to Related Parties

On March 19, 2018, Newmark entered into the Intercompany Credit Agreement with BGC, which amended and restated the original intercompany credit agreement between the parties in relation to the Separation, dated as of December 13, 2017. The Intercompany Credit Agreement provided for each party to issue revolving loans to the other party in the lender’s discretion. The interest rate on the Intercompany Credit Agreement was the higher of BGC’s or Newmark’s short-term borrowings rate in effect at such time, plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. As of November 7, 2018, all borrowings outstanding under the Intercompany Credit Agreement had been repaid.  Newmark recorded interest expense of $4.2 million and $7.8 million for the three and nine months ended September 30, 2018, respectively, which is included in “Interest expense, net” on the accompanying unaudited condensed consolidated statement of operations.

On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party at the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1%.

As of September 30, 2019, the related party receivables and the current portion of payables to related parties were $0.0 million and $19.8 million, respectively.

As of December 31, 2018, the related party receivables and the current portion of payables to related parties were $20.5 million and $13.5 million, respectively.

(See Note 1 — “Organization and Basis of Presentation,” Note 2 — “Limited Partnership Interests,” and Note 22 — “Long-Term Debt,” for additional information on transactions with related parties.)

(28)	Income Taxes

The accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of its U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (See Note 2 — “Limited Partnership Interests,” for discussion of partnership interests) rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the accompanying unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized.

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

Pursuant to U.S. GAAP guidance, Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2019, Newmark had $0.2 million of unrecognized tax benefits which, if recognized, would affect the effective tax rate. As of December 31, 2018, Newmark’s unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, all of which, if recognized, would affect the effective tax rate. Newmark recognizes interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying unaudited condensed consolidated statements of operations. As of each of September 30, 2019 and December 31, 2018, Newmark had approximately $45.0 thousand of accrued interest and penalties related to uncertain tax positions.
(29)	Accounts Payable, Accrued Expenses and Other Liabilities

The current portion of accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$142,148	$113,713
Redeemable EPUs	93,480	—
Outside broker payable	65,449	59,918
Payroll taxes payable	56,391	39,620
Corporate and other taxes payable	53,433	77,858
Derivative liability	27,169	16,678
ROU liabilities	25,442	—
Contingent consideration	10,277	4,452
Total	$473,789	$312,239

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
ROU liabilities	$228,620	$—
Payroll taxes payable	15,825	31,055
Accrued compensation	73,529	35,103
Contingent consideration	29,774	28,099
Credit enhancement deposit	25,000	25,000
Financial guarantee liability	45	32
Deferred rent	—	49,334
Total	$372,793	$168,623

(30)	Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of Newmark Class A common stock upon exchange of Newmark limited partnership units (See Note 2 — “Limited Partnership Interests”). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 50.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of September 30, 2019, awards with respect to 16.8 million shares have been granted and 383.2 million shares are available for future awards.  Upon vesting of restricted stock units, issuance of restricted stock and exchange of limited partnership units, Newmark generally issues new shares of its Class A common stock.

Prior to the Separation, BGC’s Compensation Committee granted various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of BGC Class A common stock upon exchange of BGC Holdings limited partnership units (See Note 2 — “Limited Partnership Interests”).

(a)	Limited Partnership Units

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings. Each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and 0.4545 of a corresponding Newmark Holdings limited partnership interest.  As of September 30, 2019, the ratio by which a Newmark Holdings limited partnership interest could be exchanged for a number of shares of Newmark Class A common stock was 0.9362.

A summary of the activity associated with limited partnership units held by Newmark employees in BGC Holdings follows:

Number of Units
Balance, January 1, 2018	64,708,915
Granted	2,872,825
Redeemed/exchanged units	(5,650,292)
Forfeited units	(60,479)
Balance, December 31, 2018	61,870,969
Granted	291,489
Redeemed/exchanged units	(2,975,326)
Forfeited units	(2,123,571)
Balance, September 30, 2019	57,063,561

A summary of the activity of the number of share-equivalent limited partnership units and post-IPO grants of Newmark limited partnership units held by Newmark employees in Newmark Holdings follows:

Number of Units
Balance, January 1, 2018	29,413,143
Granted	19,141,943
Redeemed/exchanged units	(3,793,351)
Forfeited units	(28,248)
Balance, December 31, 2018	44,733,487
Granted	11,919,128
Redeemed/exchanged units	(1,533,472)
Forfeited units/Other	4,814,499
Balance, September 30, 2019	59,933,642

As of September 30, 2019 and December 31, 2018, Newmark employees held 57.1 million and 61.9 million BGC Holdings limited partnership units, respectively. In addition, there were 59.9 million and 44.7 million limited partnership units in Newmark Holdings as of September 30, 2019 and December 31, 2018, respectively. The 29.4 million limited partnership units outstanding as of December 31, 2017, represent the share equivalent of BGC Holdings held by Newmark employees.

During the three months ended September 30, 2019, Newmark granted exchangeability on 6 thousand and 4 thousand limited partnership units in BGC Holdings held by Newmark employees, respectively. During the nine months ended September 30, 2019, BGC granted exchangeability on 298 thousand and 58 thousand limited partnership units in BGC Holdings and Newmark Holdings held by Newmark employees, respectively.

During the three months ended September 30, 2018, Newmark granted exchangeability on 0.9 million and 0.5 million limited partnership units in BGC Holdings held by Newmark employees, respectively. During the nine months ended September 30, 2018, BGC granted exchangeability on 7.7 million and 3.9 million limited partnership units in BGC Holdings and Newmark Holdings, respectively. For the three months ended September 30, 2019 and 2018, Newmark incurred compensation expense of $0.1 million and $12.2 million, respectively, related to the exchangeability granted in each period. For the nine months ended September 30, 2019 and 2018, Newmark incurred compensation expense of $2.2 million and $94.3 million, respectively, related to the exchangeability granted in each period.  Compensation expense related to the exchangeability granted is included within “Equity-

based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statement of operations.

In addition, during the three months ended September 30, 2019, Newmark redeemed 82 thousand units in BGC Holdings and 59 thousand units in Newmark Holdings and in turn directly issued Newmark employees an equivalent amount of BGC or Newmark shares, respectively. During the nine months ended September 30, 2019, Newmark redeemed 82 thousand units in BGC Holdings and 151 thousand units in Newmark Holdings and in turn directly issued Newmark employees an equivalent amount of BGC or Newmark shares, respectively.  During the three and nine months ended September 30, 2018, Newmark did not redeem, and in turn, did not issue an equivalent amount of BGC or Newmark shares to any employee.  During the three and nine months ended September 30, 2019, Newmark incurred expenses of $0.9 million and $2.0 million, respectively relating to this activity, which is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statement of operations.

As of September 30, 2019, and December 31, 2018, the number of share-equivalent BGC limited partnership units exchangeable into shares of BGC’s Class A common stock at the discretion of the unit holder was 25.2 million and 26.0 million, respectively. The number of share-equivalent Newmark limited partnership units exchangeable into shares of Newmark’s Class A common stock at the discretion of the unit holder was 10.2 million and 9.3 million as of September 30, 2019 and December 31, 2018, respectively.

As of September 30, 2019, the notional value of the BGC limited partnership units with a post-termination pay-out amount held by Newmark employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $77.2 million. The number of outstanding limited partnership units with a post-termination pay-out represented 6.8 million limited partnership units in BGC Holdings and 4.2 million limited partnership units in Newmark Holdings, of which approximately 1.8 million units in BGC Holdings and 1.6 million units in Newmark Holdings were unvested. As of September 30, 2019, the aggregate estimated fair value of these limited partnership units was approximately $26.2 million. As of December 31, 2018, the notional value of the limited partnership units with a post-termination pay-out amount held by Newmark employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was $92.7 million. As of December 31, 2018, the number of outstanding limited partnership units with a post-termination pay-out represented 8.4 million and 3.8 million of limited partnership units in BGC Holdings and Newmark Holdings, respectively, of which 3.3 million and 1.5 million units in BGC Holdings and Newmark Holdings were unvested, respectively. As of December 31, 2018, the aggregate estimated fair value of these limited partnership units was $22.6 million.

In addition, beginning January 1, 2018, Newmark began granting stand-alone limited partnership units in Newmark Holdings to Newmark employees. As of September 30, 2019, the notional value of the limited partnership units with a post-termination pay-out amount held by Newmark employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $131.9 million. The number of outstanding limited partnership units with a post-termination pay-out represent 11.6 million limited partnership units in Newmark Holdings, of which approximately 7.3 million units in Newmark Holdings were unvested. As of September 30, 2019, the aggregate estimated fair value of these limited partnership units was approximately $19.9 million.

During 2019, Newmark began granting conversion rights on outstanding limited partnership units in BGC Holdings and Newmark Holdings to Newmark employees with a post-termination payout as well as the option to convert the limited partnership units to a capital balance within BGC Holdings or Newmark Holdings. As of September 30, 2019, the notional value of these limited partnership units held by Newmark employees, awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses, was approximately $76.5 million. The number of outstanding limited partnership units represent 7.6 million units in BGC Holdings and 3.3 million units in Newmark Holdings. As of September 30, 2019, the aggregate estimated fair value of these limited partnership units was approximately $72.4 million which is included in “Accrued compensation” on the accompanying unaudited condensed consolidated balance sheets.

During the three and nine months ended September 30, 2019, Newmark employees received 3.5 million and 11.0 million N Units that are excluded from the table above, since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units granted during the period remain unvested. Upon vesting, which occurs if the revenue threshold is met, the N Units are converted to limited partnership units at which time the issuance of limited partnership units would be reflected as a share-equivalent grant in the table above.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and five years from the date of grant. Newmark recognized compensation expense/(benefit) related to these limited partnership units that were not redeemed of $21.7 million and $(0.8) million for the three months ended September 30, 2019 and 2018, respectively. Newmark recognized compensation expense/(benefit) related to these limited partnership units that were not redeemed of $52.1 million and $(7.7) million for the nine months ended September 30, 2019 and 2018, respectively. This expense is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations.

Certain limited partnership units generally receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. The allocation of income to limited partnership units was $32.5 million and $28.8 million for the three months ended September 30, 2019 and 2018, respectively, and $50.4 million and $37.6 million for the nine months ended September 30, 2019 and 2018, respectively. This expense is included within “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations.

(b)	Restricted Stock Units

A summary of the activity associated with RSUs in BGC held by Newmark employees follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2018	346,538	$9.56	1.85
Granted	3,439	7.64
Settled units (delivered shares)	(147,006)	9.17
Forfeited units	(34,296)	10.01
Balance, December 31, 2018	168,675	9.77	0.98
Granted	—	—
Settled units (delivered shares)	(96,520)	9.38
Forfeited units	(11,290)	10.02
Balance, September 30, 2019	60,865	$10.35	0.45

A summary of the activity associated with RSUs in Newmark held by Newmark employees follows:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2018	—	$—	—
Granted	264,532	13.54
Settled units (delivered shares)	(8,109)	13.36
Forfeited units	(36,536)	13.71
Balance, December 31, 2018	219,887	13.52	2.28
Granted	3,110,510	7.39
Settled units (delivered shares)	(65,420)	13.53
Forfeited units	(86,802)	9.37
Balance, September 30, 2019	3,178,175	$7.63	5.12

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

During the three months ended September 30, 2019 and 2018, BGC granted zero RSUs to Newmark employees with aggregate estimated grant date fair value of zero, respectively. During the nine months ended September 30, 2019 and 2018, BGC granted zero and de minimis amount of RSUs to Newmark employees with aggregate estimated grant date fair value of zero and $26 thousand, respectively.  These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to four-year period.

During the three months ended September 30, 2019 and 2018, Newmark granted 0.9 million and 0.3 million of Newmark RSUs with aggregate estimated grant date fair value of $6.2 million and $3.8 million, respectively. During the nine months ended September 30, 2019 and 2018, Newmark granted 3.1 million and 0.3 million of Newmark RSUs with aggregate estimated grant date fair value of $23.0 million and $3.8 million, respectively. These RSUs were awarded in lieu of cash compensation for salaries, commissions and/or discretionary or guaranteed bonuses. RSUs granted to these individuals generally vest over a two- to eight-year period.

As of September 30, 2019 and December 31, 2018, the aggregate estimated grant date fair value of outstanding BGC RSUs was $0.6 million and $1.6 million, respectively. As of September 30, 2019 and December 31, 2018, the aggregate estimated grant date fair value of outstanding Newmark RSUs was $24.2 million and $3.0 million, respectively.

Compensation expense related to BGC RSUs was $0.2 million and $0.2 million in the three months ended September 30, 2019 and 2018, respectively. Compensation expense related to BGC RSUs was $0.7 million and $1.1 million for the nine months ended September 30, 2019 and 2018, respectively.  Compensation expense related to Newmark RSUs was $1.3 million and $0.3 million for the three months ended September 30, 2019 and 2018, respectively. Compensation expense related to Newmark RSUs was $2.5 million and $0.4 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $24.4 million total unrecognized compensation expense related to unvested Newmark RSUs and $0.7 million total unrecognized compensation expense related to unvested BGC RSUs.

(c)	Deferred Compensation

Newmark may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The total compensation expense recognized in relation to the deferred cash compensation awards for the three months ended September 30, 2019 and 2018 were $0.2 million and $0.4 million, respectively. The total compensation expense recognized in relation to the deferred cash compensation awards for the nine months ended September 30, 2019 and 2018 were $0.6 million and $1.7 million, respectively. As of September 30, 2019, and December 31, 2018, the total liability for the deferred cash compensation awards was $1.3 million and $1.5 million, respectively, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

(See Note 27 — “Related Party Transactions” for compensation related matters for the transfer of CCRE employees to Newmark).
(31)	Commitments and Contingencies
(a)	Contractual Obligations and Commitments

As of September 30, 2019 and December 31, 2018, Newmark was committed to fund approximately $627.0 million and $294.0 million, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

(b)	Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2014 through 2019 for which contingent cash consideration of $23.9 million and 1.4 million limited partnership units may be issued on certain targets being met through 2022. The contingent equity instruments are included in the current portion of “Accounts payable, accrued expenses and other liabilities” on the accompanying unaudited condensed consolidated balance sheets. The contingent cash liability is recorded at fair value as deferred consideration on the accompanying unaudited condensed consolidated balance sheets.

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

Employment, Competitor-Related and Other Litigation

From time to time, Newmark and its subsidiaries are involved in litigation, claims and arbitrations, in the U.S. and internationally, relating to various employment matters, including with respect to termination of employment, hiring of employees currently or previously employed by competitors, terms and conditions of employment and other matters. In light of the competitive nature of the real estate services industry, litigation, claims and arbitration between competitors regarding employee hiring are not uncommon.

Legal reserves are established in accordance with U.S. GAAP guidance on Accounting for Contingencies, when a material legal liability is both probable and reasonably estimable. Once established, reserves are adjusted when there is more information available or when an event occurs requiring a change. The outcome of such items cannot be determined with certainty. Newmark is unable to estimate a possible loss or range of loss in connection with specific matters beyond its current accrual and any other amounts disclosed. Management believes that, based on currently available information, the final outcome of these current pending matters will not have a material adverse effect on the accompanying unaudited condensed consolidated financial statements and disclosures taken as a whole.

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

Third Quarter 2019 Dividend

On October 29, 2019, Newmark’s Board of Directors declared a quarterly qualified cash dividend of $0.10 per share payable on December 6, 2019 to Newmark Class A and Class B common stockholders of record as of November 19, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Newmark’s financial condition and results of operations should be read together with Newmark’s accompanying unaudited condensed consolidated financial statements and related notes, as well as the “Special Note Regarding Forward-Looking Information” relating to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”), included in Newmark’s Annual Report on Form 10-K and in this report. When used herein, the terms “Newmark Knight Frank,” “Newmark,” the “Company,” “we,” “us,” and “our” refer to Newmark and its consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2019 and 2018. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

Overview and Business Environment

Newmark is a growing, full-service commercial real estate services business. We have been the fastest growing U.S. commercial real estate services firm (when compared with our full service publicly traded U.S. peers (based on fee revenues when disclosed, or on total revenues otherwise)), with a revenue compound annual growth rate of 19.8% from 2016 to September 30, 2019. We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and government sponsored enterprise (“GSE”) lending and loan servicing, mortgage broking and equity-raising. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

We generate revenues from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Our growth to date has been focused in North America. As of September 30, 2019, we have more than 5,600 employees, including more than 1,800 revenue-generating producers in 128 offices in 98 cities. In addition, Newmark has licensed its name to 12 commercial real estate providers that operate out of 19 offices in certain locations where Newmark does not have its own offices.

The discussion of our financial results reflects only the business owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the Newmark name in their branding or marketing.

Over the past several years, we expanded our capital markets capabilities through the strategic addition of many prolific, accomplished capital markets producers in key markets throughout the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of $61.3 billion as of September 30, 2019 (of which 3.4% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans. Additionally, we expect to see continued growth from our valuation and advisory and property management businesses particularly in conjunction with our increasingly robust capital markets platform.

We continue to invest in the business by adding high profile and talented producers and other revenue-generating professionals. Historically, newly hired commercial real estate producers tend to achieve dramatically higher productivity in their second and third years with our company, although we incur related expenses immediately. As our newly hired producers increase their production, we expect our commission revenue and earnings growth to accelerate, thus reflecting our operating leverage. Our pre-tax margins are impacted by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole and margins from “Gains from mortgage banking activities/originations, net” tend to be lower as we retain rights to service loans over time. In addition, capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and visibility when compared with leasing advisory. Capital markets transactions tend to have higher pre-tax margins than leasing advisory transactions, while leasing advisory revenues are generally more predictable than revenues from capital markets. Property and facilities management, along with certain of our other Global Corporate Services (“GCS”) products, generally have the most predictable and steady revenues, although pre-tax earnings margins for property and facilities management are at the lower end of those for our business as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period, which provides us with stable and foreseeable sources of revenues. Newmark’s revenues are balanced between businesses that are relatively less predictable and contractual sources that are very predictable. Approximately 67% of our revenues for the nine months ended September 30, 2019 were generated by our most predictable and highly visible sources, including agency leasing, valuation, GCS, management services, loan servicing and tenant representation leasing business. The remaining 33% of revenues were generated by our more transactional investment sales, mortgage brokerage, and GSE lending platforms. Despite being more transactional, there are $2.0 trillion of mortgage maturities between 2019 and 2023 which we believe will support strong levels of mortgage brokerage and origination activities. Our mortgage brokerage volume has increased 57.3% year-on-year in the quarter.

In the past several years, Newmark has acquired approximately 50 companies. We have identified opportunities to streamline our operations and complete the integration of these various businesses. We believe the result of these actions will generate in excess of $15 million of annualized savings by the end of 2020.

Berkeley Point Acquisition and Investment in Real Estate LP

On September 8, 2017, BGC Partners, Inc. (“BGC” or “BGC Partners”) acquired, from Cantor Commercial Real Estate Company, LP (“CCRE”), 100% of the equity of Berkeley Point Financial LLC (“Berkeley Point” or “BPF”). Berkeley Point is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans. On December 13, 2017, in connection with the Separation, the assets and liabilities of Berkeley Point were transferred to Newmark. See Note 27 — “Related Party Transactions” to our accompanying Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Concurrently with the acquisition of Berkeley Point Financial LLC (the “Berkeley Point Acquisition”), on September 8, 2017 Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor (as defined below). Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment are available. Newmark’s investment in Real Estate LP is accounted for under the equity method.

Separation, Initial Public Offering and Spin-Off

Separation and Distribution and Related Agreements

On December 13, 2017, prior to the closing of Newmark’s initial public offering (“IPO”), BGC, BGC Holdings, L.P (“BGC Holdings”) BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, L.P (“Newmark Holdings”), Newmark Partners, L.P. (“Newmark OpCo”) and, solely for the provisions listed therein,

Cantor Fitzgerald L.P. (“CFLP” or “Cantor,” including Cantor Fitzgerald & Co. (“CF&Co”) and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (as amended on November 8, 2018 and amended and restated on November 23, 2018, the “Separation and Distribution Agreement”). The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•the principal corporate transactions pursuant to which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group (defined below), the “BGC Group”) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark Group”) the assets and liabilities of the BGC Group relating to BGC’s Real Estate Services business, including BGC’s interests in both BPF and Real Estate LP (together with the proportional distribution and assumption and repayment of indebtedness described in the following bullets, the “Separation”);

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

See Note 27 — “Related Party Transactions” and Note 22 — “Long-Term Debt” to our accompanying Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Initial Public Offering

On December 15, 2017, Newmark announced the pricing of the IPO of 20 million shares of Newmark Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK.” In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark Class A common stock from Newmark at the IPO price, less underwriting discounts and commission (the “option”). As a result, Newmark received aggregate net proceeds of $295.4 million from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses. See Note 27 — “Related Party Transactions” to our accompanying Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

BGC’s Investment in Newmark Holdings

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings for $242.0 million (the “Investment by BGC in Newmark Holdings”). See Note 27 — “Related Party Transactions” to our accompanying Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

 Debt Repayment and Credit Agreements

As of January 1, 2018, Newmark had an outstanding balance of $270.7 million under a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders.  The term loan credit agreement provided for loans of up to $575.0 million (the “Term Loan”). Newmark used the proceeds of the Investment in Newmark Holdings plus cash on hand to repay in full the Term Loan.

As of January 1, 2018, Newmark had an outstanding balance of $40.0 million under an unsecured senior credit agreement, which was amended and restated on March 19, 2018 (“Intercompany Credit Agreement”). Through the nine months ended September 30, 2018, Newmark borrowed an additional $230.0 million and used these proceeds plus cash on hand to fund its restricted cash account pledged for the benefit of the Federal National Mortgage Association (“Fannie Mae”). On September 4, 2018, Newmark borrowed $112.5 million in order to repay a promissory note payable to BGC of $112.5 million (the “2042 Promissory Note”). On October 4, 2018, Newmark withdrew $252.0 million of cash on hand that was in excess of the minimum balance required to be pledged for the benefit of Fannie Mae to repay $252.0 million towards the outstanding balance of the Intercompany Credit Agreement. The remaining balance of $130.5 million was repaid with the proceeds of the 6.125% Senior Notes (as defined below).

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

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.937% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. Newmark used the net proceeds to repay the remaining balance of the Converted Term Loan of $133.9 million, the balance of the Intercompany Credit Agreement of $130.5 million, and a portion of the 2019 Promissory Note (as defined below). The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act.

As of January 1, 2018, Newmark had an outstanding balance of $300.0 million principal amount promissory note payable to BGC U.S. OpCo (the “2019 Promissory Note”). On November 23, 2018, Newmark OpCo repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note, primarily using proceeds from the sale of its 6.125% Senior Notes. Upon repayment of the 2019 Promissory Note, Newmark had no further debt obligations owed to or guaranteed by BGC, which was one of the requirements for the Spin-Off to be tax-free.

On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent

(the “Credit Agreement”). The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility (the “Credit Facility”).

On November 30, 2018, Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or the Company’s short-term borrowing rate then in effect, plus 1.0%.

Credit Rating

Newmark has a stand-alone BBB- stable credit rating from Fitch Ratings Inc. and Kroll Bond Rating Agency, as well as a BB+ stable rating from Standard & Poor’s.

The Spin-Off

On November 30, 2018, BGC completed the Spin-Off to its stockholders of all of the shares of the Newmark common stock owned by BGC as of immediately prior to the effective time of the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on November 23, 2018 (the “Record Date”), and shares of Newmark Class B common stock distributed to the holders of shares of BGC’s Class B common stock (consisting of Cantor and CF Group Management, Inc. (“CFGM”) of record as of the close of business on the Record Date).

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of September 30, 2019, the exchange ratio was 0.9362 shares of Newmark common stock per Newmark Holdings unit.

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be our controlling stockholder, and BGC and its subsidiaries no longer held any shares of our common stock or other equity interests in us or our subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.

Nasdaq Monetization Transactions

On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq. The total consideration received in the transaction included $750.0 million in cash paid upon closing and an Earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. Nasdaq generated gross revenues of approximately $4.3 billion in 2018. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. See Note 7— “Marketable Securities” to our accompanying Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Exchangeable Preferred Partnership Units and Forward Contract

On June 18, 2018, Newmark's principal operating subsidiary, Newmark OpCo, issued $175.0 million of exchangeable preferred partnership units (“EPUs”) in a private transaction to the Royal Bank of Canada (“RBC”). Newmark received $152.9 million of cash with respect to this transaction.

On September 26, 2018 Newmark entered into a second agreement to issue $150.0 million of additional EPUs to RBC, similar to the June 18, 2018 transaction (together the “Newmark OpCo Preferred Investment”). Newmark received $113.2 million of cash with respect to this transaction.

The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark, into a fixed number of shares of Newmark’s Class A common stock, subject to a revenue hurdle, in each of the third quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock is subject to the SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark they have been included as “Noncontrolling interests” on our accompanying unaudited condensed consolidated statement of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs as “Retained earnings” on our accompanying unaudited condensed consolidated statement of changes in equity and included in “Net income available to common stockholders” for purposes of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the special purpose vehicle (the “SPV”) that is a consolidated subsidiary of Newmark entered into four variable postpaid forward contracts with RBC (together, the “Nasdaq Forwards”). The SPV is an indirect subsidiary of Newmark whose sole assets are the Nasdaq Earn-outs for 2019 through 2022. The Nasdaq Forwards provide the SPV the option to settle using up to 992,247 shares of Nasdaq common stock, to be received by the SPV pursuant to the Nasdaq Earn-out (See Note 7— “Marketable Securities” to our accompanying Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022.

In September 2019, the SPV notified RBC of its decision to settle the first variable postpaid forward contract using the Nasdaq common stock that the SPV expects to receive in November 2019 in exchange for the first tranche of the EPUs. The fair value of the Nasdaq common stock that Newmark expects to receive is $98.6 million as of September 30, 2019 and is included in “Marketable securities” on the accompanying unaudited condensed consolidated balance sheets. As a result of Newmark’s settlement method election, Newmark reclassified $93.5 million of EPUs as of September 30, 2019 from “Noncontrolling interests” to a payable, included in “Current portion of accounts payable, accrued expenses and other liabilities” and an equal reduction to “Noncontrolling interests” on the accompanying unaudited condensed consolidated balance sheets.

Transfer of Employees to Newmark and Other Related Party Transactions

In connection with the expansion of our mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of its affiliate, CCRE, have transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018, and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million. In consideration for the Cantor payment, Newmark has agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.

In November 2018, the Audit Committee authorized Newmark to enter into an engagement agreement with CF & Co. and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions as requested by Newmark on behalf of its affiliates from time to time on specified terms, conditions and fees.

In February 2019, the Audit Committee of the Company authorized Newmark and its subsidiaries to originate and service GSE loans to Cantor and its affiliates (other than BGC) and service loans originated by Cantor and its affiliates (other than BGC) on prices, rates and terms no less favorable to Newmark and its subsidiaries than those charged by third parties. The authorization is subject to certain terms and conditions, including but not limited to: (i) a maximum amount up to $100.0 million per loan, (ii) a $250.0 million limit on loans that have not yet been acquired or sold to a GSE at any given time, and (iii) a separate $250.0 million limit on originated Fannie Mae loans outstanding to Cantor at any given time.

On July 22, 2019, Cantor Commercial Real Estate Lending, L.P. (“CCRE Lending”), a wholly-owned subsidiary of Real Estate LP, made a $146.6 million commercial real estate loan (the “Loan”) to a single-purpose company (the “Borrower”) in which Barry Gosin, Newmark’s Chief Executive Officer, owns a 19% interest. The Loan is secured by the Borrower’s interest in property in Pennsylvania that is subject to a ground lease. While CCRE Lending initially provided the full loan amount, on August 16, 2019, a third-party bank purchased approximately 80% of the Loan value from CCRE Lending, with CCRE Lending retaining approximately 20%. The Loan matures on August 6, 2029, and is payable monthly at a fixed interest rate of 4.38% per annum. Newmark provided certain commercial loan brokerage services to the Borrower in the ordinary course of its business, and the Borrower paid Newmark a fee, as the broker of the Loan, of $0.7 million. The Newmark Audit Committee approved the commercial loan brokerage services and the related fee amount received.

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

Our origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency (the “FHFA”). On September 13, 2019, the FHFA revised its industry-wide multifamily loan purchase caps to $200.0 billion combined for the five-quarter period from the fourth quarter of 2019 to the fourth quarter of 2020. These caps on an annualized basis exceed total 2018 GSE volume of $143.0 billion and provide visibility through the end of 2020. Of the $200.0 billion, 37.5% must be loans in the affordable and underserved market segments, as well as loans that finance water and energy efficiency improvements.

Economic Growth in the United States

The U.S. economy expanded by 1.9% during the third quarter of 2019, according to a preliminary estimate from the U.S. Department of Commerce. This growth compares with an increase of 2.9% in the third quarter of 2018 and 2.9% for full year 2018. The consensus is for U.S. gross domestic product to expand by 2.3% in 2019 and 1.7% in 2020, according to a recent Bloomberg survey of economists. This moderate pace of growth should help keep interest rates and inflation low by historical standards.

According to a preliminary report from the Bureau of Labor Statistics, employers added a monthly average of approximately 157 thousand net new payroll jobs during the third quarter of 2019, which was below the prior year period’s 189 thousand and the average of 221 thousand per month in full year 2018.

The ten-year Treasury yield declined by approximately 137 basis points to 1.68% as of September 30, 2019 versus the year-earlier date. Ten-year Treasury yields have remained well below their 50-year average of approximately 6.34%, in large part due to market expectations that the Federal Open Market Committee (“FOMC”) will further reduce the federal funds rate over the next few quarters in addition to muted long-term inflation expectations. On October 30, 2019, the FOMC reduced the target range for the federal funds rate to between 1.50% and 1.75%.

Interest rates are also relatively low because of even lower or negative benchmark government interest rates in much of the rest of the developed world, which makes U.S. government bonds relatively more attractive.

Steady economic growth and historically low interest rates have helped push vacancy rates down for the office, apartment, retail and industrial markets over the current economic expansion, which began in July 2009. Construction activity, while increasing, remains low compared with prior expansion cycles and relative to demand and absorption, which means that property leasing markets continue to tighten. Overall, demand for commercial real estate remains strong. U.S. office asking rates increased by 2.6% year-over-year during the third quarter of 2019, according to NKF Research.

The following key trends drove the commercial real estate market during the past year:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate;
•	Technology, professional and business services, coworking/flex, and healthcare continued to power demand for office space;
•

E-commerce and supply-chain optimization has pushed industrial absorption to 38 consecutive quarters of positive net absorption, reflecting tenant and owner-user demand for warehouses and distribution centers;

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

Market Statistics

According to Real Capital Analytics (“RCA”), prices for commercial real estate were up by approximately 6.7% year-over-year for the third quarter of 2019. During the quarter, overall U.S. commercial real estate notional sales volumes decreased by 6% year-over-year in the U.S. In comparison, our investment sales volumes increased 31% year-over-year during the quarter. According to a September 2019 Mortgage Bankers Association (“MBA”) forecast, originations of commercial/multifamily loans of all types are projected to increase approximately 14% in terms of dollar volume for the year ending December 31, 2019. Our mortgage brokerage volumes were up 57% year-over-year during the quarter.

Newmark’s loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volumes increased by approximately 31% year-over-year in the quarter. In comparison, Newmark’s combined notional volumes across GSE and FHA multifamily loan originations increased by 43% year-over-year in the quarter. The GSE multifamily agency volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by Newmark and its competitors by 30 to 45 days.

According to NKF Research, the average vacancy rate for office improved 50 basis points year-over-year to 12.8%, industrial was flat at 5.1%, while retail rose 70 basis points compared with the year earlier. Against this backdrop, revenues from our leasing commissions business increased by 4.6% year-over-year in the quarter and 11.4% year to date.

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

As of September 30, 2019, our producer headcount was up 5.8% year-on-year to over 1,800 producers and sales people as compared to the prior year. On a trailing twelve-month basis, average revenue generated per producer increased by 7.3% to approximately $914 thousand. This increase can be attributed to the hiring of highly productive and talented producers to the platform. As we continue to generate a higher percentage of our revenues from recurring businesses, we no longer plan to highlight our broker productivity metric on a quarterly basis beginning next year. This is consistent with our full service peers.

We acquired MLG Commercial, a leading commercial real estate company offering both brokerage and property management services in Wisconsin.  In June 2019, Newmark completed the acquisition of ACRES, a commercial brokerage and management firm headquartered in Utah. ACRES operates offices in Salt Lake City, Utah; Boise, Idaho; and Reno, Nevada.

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

Fees are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. In capital markets, fees are earned and recognized when the sale of a property closes, and title passes from seller to buyer for investment sales and when debt or equity is funded to a vehicle for debt and equity transactions. Gains from mortgage banking activities/originations, net are recognized when a derivative asset is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Gains from mortgage banking activities/originations, net are recognized net of related fees and commissions to affiliates or third-party brokers. For loans we produce, revenues are recognized when the loan is closed. Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow accounting principles generally accepted in the U.S., or “U.S. GAAP,” which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for Leasing and Capital Markets transactions. See Note 3 — "Summary of Significant Accounting Policies” to our accompanying Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed discussion.

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

As part of our compensation plans, certain employees have been granted limited partnership units in BGC Holdings and Newmark Holdings, which generally receive quarterly allocations of net income, that are cash distributed on a quarterly basis and that are generally contingent upon services being provided by the unit holders. Certain Newmark employees also hold non-distribution earnings units (e.g. NPSUs and NREUs, collectively “N Units”) that do not participate in quarterly partnership distributions and are not allocated any items of profit or loss. These N Units vest into distribution earnings units over a 4-year period. As prescribed in U.S. GAAP guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying unaudited condensed consolidated statements of operations. During 2019, Newmark simplified its compensation structure when hiring new personnel by issuing restricted stock units in lieu of limited partnership units. Newmark continues to monitor its compensation policy and make changes where necessary to attract industry leading producers to Newmark.

Certain of these limited partnership units entitle the holders to receive post-termination payments. These limited partnership units are accounted for as post-termination liability awards under U.S. GAAP guidance, which requires that we record an expense for such awards based on the change in value at each reporting period and include the expense in our accompanying unaudited condensed consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.” The liability for limited partnership units with a post-termination payout amount is included in “Accrued compensation” on our accompanying unaudited condensed consolidated balance sheets.

Certain limited partnership units are granted exchangeability into Class A common stock or may be redeemed for zero in connection with the grant of shares of Class A common stock. At the time exchangeability is granted, or the shares are issued, the Company recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying unaudited condensed consolidated statements of operations.

Our employees have been awarded preferred partnership units (“Preferred Units”) in BGC Holdings and Newmark Holdings. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”), which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units in BGC Holdings and Newmark Holdings, respectively. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into our Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in our fully diluted share count. The quarterly allocations of net income on Preferred Units are also reflected in compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying unaudited condensed consolidated statements of operations.

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

From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. (See Note 30 — “Compensation” and Note 31— “Commitment and Contingencies,” to our accompanying Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

Other Income, Net

Other income, net is comprised of the gains associated with the Earn-out shares related to the Nasdaq transaction and the movements related to the impact of any unrealized non-cash mark-to-market gains or losses related to the Nasdaq Forwards. Additionally, other income includes gains (losses) on equity method investments which represent our pro-rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, and the mark-to-market gains or losses on the non-marketable investments accounted for pursuant to the measurement alternative under Accounting Standards Update 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

Provision for Income Taxes

We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (which we refer to as “UBT”) in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (See Note 2 — “Limited Partnership Interests” to our accompanying Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) rather than the partnership entity. Our accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes.

Financial Highlights

For the three months ended September 30, 2019, Newmark’s total revenues increased by 13.1% as compared to the three months ended September 30, 2018. This increase was across each of our major business lines. More than 85% of our overall revenue growth in the third quarter was organic. Newmark’s combined quarterly volumes across both capital markets and originations were up by 38.0% to $21.9 billion year-on-year. Gains from mortgage banking activities/originations, net increased due to higher GSE origination volumes and included a $1.3 billion Freddie Mac loan in the quarter.

For the nine months ended September 30, 2019, Newmark’s total revenues increased by 12.0% as compared to the nine months ended September 30, 2018. This increase was across each of our major business lines. Newmark’s combined quarterly volumes across both capital markets and originations were up 31.5% year-on-year, which significantly outpaced overall volumes in the U.S.

Impact of Adopting Revenue Recognition Guidance

On January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), which provides accounting guidance on the recognition of revenues from contracts with customers and impacts the presentation of certain revenues and expenses in our accompanying unaudited condensed consolidated statements of operations. Newmark elected to adopt ASC 606 using a modified retrospective approach with regard to contracts that were not completed as of December 31, 2017, and prospectively from January 1, 2018 onward. Due to the adoption of ASC 606, for all periods from the first quarter of 2018 onward, Newmark did not and will not record revenues or earnings related to “Leasing and other commissions” with respect to contingent revenue expected to be received in future periods as of December 31, 2017, in relation to contracts signed prior to January 1, 2018, for which services have already been completed. Instead, Newmark recorded this contingent revenue and related commission payments on the balance sheet on January 1, 2018, with a corresponding pre-tax improvement of $22.7 million and Newmark recognized an increase of $16.5 million and $2.3 million to beginning retained earnings and noncontrolling interests, respectively, as a cumulative effect of adoption of an accounting change. Over time, Newmark expects to receive $23.0 million of cash related to these “Leasing and other commissions” receivables, primarily over the course of 2018 and 2019. This cash, however, will not be recorded as GAAP net income.

See Note 13 — “Revenues from Contracts with Customers” to our accompanying Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information.

Impact of Adopting Lease Guidance

On January 1, 2019 Newmark adopted ASC 842 Leases (“ASC 842”), which provides guidance on the accounting and disclosure for accounting for leases. Newmark has elected the optional transition method, and pursuant to this transition method, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. Newmark has elected the package of “practical expedients,” which permits Newmark not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Newmark has elected the short-term lease recognition exemption for all leases that qualify, and has elected the practical expedient to not separate lease and non-lease components for all leases other than real estate leases.

The adoption of ASC 842 on January 1, 2019 resulted in the recognition of Right of Use (“ROU”) assets of approximately $178.8 million and ROU liabilities of approximately $226.7 million, with no effect on beginning retained earnings.

The adoption of the new guidance did not have a significant impact on our accompanying unaudited condensed consolidated statements of operations, unaudited condensed consolidated statements of changes in equity and unaudited condensed consolidated statements of cash flows.

See Note 3 — “Summary of Significant Accounting Policies” and Note 18 — “Leases” to our accompanying Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further information.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September, 30				Nine Months Ended September, 30
	2019		2018		2019		2018
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$213,242	36.3%	$203,904	39.3%	$603,094	38.1%	$541,417	38.2%
Capital markets	144,666	24.7	115,436	22.3	376,213	23.6	318,491	22.5
Gains from mortgage banking activities/originations, net	72,332	12.3	51,972	10.0	148,769	9.4	132,763	9.4
Management services, servicing fees and other	156,394	26.7	147,497	28.4	457,692	28.9	423,217	29.9
Total revenues	586,634	100.0	518,809	100.0	1,585,768	100.0	1,415,888	100.0
Expenses:
Compensation and employee benefits	341,036	58.1	291,382	56.2	921,126	58.1	819,109	57.7
Equity-based compensation and allocations of net income to limited partnership units and FPUs	56,647	9.7	40,776	7.9	109,871	6.9	125,559	9.0
Total compensation and employee benefits	397,683	67.8	332,158	64.0	1,030,997	65.0	944,668	66.7
Operating, administrative and other	86,297	14.7	84,914	16.4	275,939	17.4	240,389	17.0
Fees to related parties	7,088	1.2	6,644	1.3	21,035	1.3	19,839	1.4
Depreciation and amortization	36,781	6.3	25,873	5.0	98,510	6.2	68,587	4.8
Total operating expenses	527,849	90.0	449,589	86.7	1,426,481	89.9	1,273,483	89.9
Other income, net	108,711	18.5	93,717	18.1	95,267	6.0	99,059	7.0
Income from operations	167,496	28.6	162,937	31.4	254,554	16.1	241,464	17.1
Interest expense, net	(8,167)	(1.4)	(11,509)	(2.2)	(23,947)	(1.5)	(35,500)	(2.5)
Income before income taxes and noncontrolling interests	159,329	27.2	151,428	29.2	230,607	14.6	205,964	14.6
Provision for income taxes	36,760	6.3	35,870	6.9	52,568	3.3	53,625	3.8
Consolidated net income	122,569	20.9	115,558	22.3	178,039	11.3	152,339	10.8
Less: Net income attributable to noncontrolling interests	33,871	5.8	47,321	9.1	49,769	3.1	63,366	4.5
Net income available to common stockholders	$88,698	15.1%	$68,237	13.2%	$128,270	8.2%	$88,973	6.3%

(1)	The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$17,499	3.1%	$12,238	2.4%	$39,671	2.5%	$94,321	6.7%
Allocations of net income	32,496	5.5	28,824	5.6	50,410	3.2	37,576	2.7
Equity-based amortization	6,652	1.1	(286)	(0.1)	19,790	1.2	(6,338)	(0.4)
Equity based compensation and allocations of net income to limited partnership units and FPUs(2)	$56,647	9.7%	$40,776	7.9%	$109,871	6.9%	$125,559	9.0%

(2)	Reclassifications have been made to previously reported amounts to conform to the new presentation.

Three months ended September 30, 2019 as compared to the three months ended September 30, 2018

Revenues

Leasing and Other Commissions

Leasing and other commission revenues increased by $9.3 million, or 4.6%, to $213.2 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was due to recent acquisitions and organic growth.

Capital Markets

Capital markets revenue increased by $29.2 million, or 25.3%, to $144.7 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was driven by a 30.6% increase in investment sales volume and a 57.3% increase in mortgage brokerage volume, which significantly outpaced overall industry volumes in the U.S.

Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net increased by $20.4 million, or 39.2%, to $72.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The increase was primarily driven by an increase in origination fees of $11.6 million, resulting from increased loan origination volume, led by a $1.3 billion Freddie Mac transaction. As with other multifamily agency lenders, Newmark’s mix of originations, and therefore revenues, can vary depending on the size of loans, as well by the categories of loans with respect to the FHA, Federal Home Loan Mortgage Corporation (“Freddie Mac”), and different Fannie Mae structures.

A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the three months ended September 30, 2019 and 2018, we recognized $37.4 million and $28.7 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other

Management services, servicing fees and other revenue increased by $8.9 million, or 6.0%, to $156.4 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Valuation and advisory increased $5.5 million, or 28.4%, interest income increased $4.3 million (which was offset by additional interest expense on the warehouse facilities collateralized by GSEs), and servicing fees increased $2.4 million, partially offset by a decrease in reimbursable management fee revenues.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $49.7 million, or 17.0%, to $341.0 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The main drivers of this increase were $40.2 million of additional payments directly related to the increase in revenues, and the remainder related to our continued hiring of leading industry professionals and acquisitions. Compensation and employee benefits were 58.1% of total revenue for the three months ended September 30, 2019 as compared to 56.2% for the three months ended September 30, 2018.

Equity-based compensation and allocations of net income to limited partnership units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $15.9 million, or 38.9%, to $56.6 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was primarily driven by increases of $6.9 million in equity-based amortization, $5.3 million in issuance of common stock and exchangeability expenses, and $3.7 million in allocations of net income.

Operating, Administrative and Other

Operating, administrative and other expenses increased by $1.4 million, or 1.6%, to $86.3 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was primarily driven by an increase in interest expense on the warehouse facilities collateralized by GSEs of $5.0 million and an increase in costs related to prior acquisitions, partially offset by a decrease in pass-through costs associated with reimbursable management fee revenues.

Fees to Related Parties

Fees to related parties increased by $0.4 million, or 6.7%, to $7.1 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Fees to related parties are allocations paid to BGC Partners and/or Cantor for administrative and support services.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2019 increased by $10.9 million, or 42.2%, to $36.8 million as compared to the three months ended September 30, 2018. This increase is primarily due to a $8.5 million increase in mortgage servicing rights (“MSR”) amortization and a $1.6 million increase in intangible asset amortization.

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the three months ended September 30, 2019 and 2018, our expenses included $29.5 million and $21.0 million of MSR amortization, respectively. Included in the $29.5 million is a $7.4 million increase in valuation allowance recorded during the three months ended September 30, 2019. MSR amortization moves inversely with interest rates, all else equal.

Other Income, Net

Other income, net of $108.7 million in the three months ended September 30, 2019 is primarily related to $100.2 million of income primarily related to the 2019 annual Nasdaq Earn-out, mark-to-market losses related to the Nasdaq Forwards of $8.2 million, and unrealized gains of $16.5 million resulting from non-marketable investments carried under measurement alternatives.

Interest Expense, Net

Interest expense, net decreased by $3.3 million to $8.2 million during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. Interest expense decreased primarily due to the reduction in our long-term debt.

Provision for Income Taxes

Provision for income taxes increased by $0.9 million, or 2.5%, to $36.8 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This increase was primarily driven by an increase in pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $13.5 million, or 28.4%, to $33.9 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This decrease was due to the effects of the change in Newmark’s corporate structure as result of the Spin-Off.

Nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

Revenues

Leasing and Other Commissions

Leasing and other commission revenues increased by $61.7 million, or 11.4%, to $603.1 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was primarily due to organic growth.

Capital Markets

Capital markets revenue increased by $57.7 million, or 18.1%, to $376.2 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was driven by a 25.5% increase in investment sales volume and a 54.1% increase in mortgage brokerage volume, which significantly outpaced overall volumes in the U.S.

Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net increased by $16.0 million, or 12.1%, to $148.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The increase was driven by the increase in origination volume by 25.9% to $7.8 billion.

A portion of our gains from mortgage banking activities/originations, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the nine months ended September 30, 2019 and 2018, we recognized $78.7 million and $74.5 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other

Management services, servicing fees and other revenue increased by $34.5 million, or 8.1%, to $457.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  Valuation and advisory increased $15.2 million, or 32.2%, interest income increased $9.4 million (which was offset by additional interest expense on the warehouse facilities collateralized by GSEs), and servicing fees increased $11.5 million.

Expenses

Compensation and Employee Benefits

Compensation and employee benefits expense increased by $102.0 million, or 12.5%, to $921.1 million for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. The main drivers of this increase were $77.3 million of additional payments directly related to the increase in revenues, and the remainder related to our continued hiring of leading industry professionals and acquisitions.

Equity-based compensation and allocations of net income to limited partnership units and FPUs

Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $15.7 million, or 12.5%, to $109.9 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This decrease was primarily driven by a decrease of $54.7 million in issuance of common stock and exchangeability expenses, partially offset by an increase of $26.1 million in equity-based amortization and an increase of $12.8 million in allocations of net income.

Operating, Administrative and Other

Operating, administrative and other expenses increased by $35.6 million, or 14.8%, to $275.9 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.  This increase was primarily driven by an increase in interest expense on the warehouse facilities collateralized by GSEs of $10.3 million, which is commensurate with the increase in interest income on Loans held for sale, and the remainder related to our continued hiring of leading industry professionals and acquisitions.

Fees to Related Parties

Fees to related parties increased by $1.2 million, or 6.0%, to $21.0 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2019 increased by $29.9 million, or 43.6%, to $98.5 million as compared to the nine months ended September 30, 2018. This increase is primarily due to a $24.8 million increase in MSR amortization.

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the nine months ended September 30, 2019 and 2018, our expenses included $79.4 million and $54.6 million of MSR amortization, respectively. Included in the $79.4 million is a $15.7 million increase in valuation allowance recorded during the nine months ended September 30, 2019, and included in the $54.6 million is a reversal of $5.4 million recorded during the nine months ended September 30, 2018 related to a previously recorded valuation allowance. MSR amortization moves inversely with interest rates, all else equal.

Other Income, Net

Other income, net of $95.3 million in the nine months ended September 30, 2019 is primarily related to $107.1 million of income primarily related to the 2019 annual Nasdaq Earn-out, mark-to-market losses related to the Nasdaq Forwards of $37.2 million, and unrealized gains of $20.5 million resulting from non-marketable investments carried under measurement alternatives.

Interest Expense, Net

Interest expense, net decreased by $11.6 million to $23.9 million during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. Interest expense decreased primarily due to the reduction in our long-term debt.

Provision for Income Taxes

Provision for income taxes decreased by $1.1 million, or 2.0%, to $52.6 million, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This decrease was primarily due to non-recurring tax provisions recorded in 2018 partially offset by an increase in pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased by $13.6 million, or 21.5%, to $49.8 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This decrease was due to the change in Newmark’s corporate structure as result of the Spin-Off.

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

	September 30, 2019[1]	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018[1]	June 30, 2018	March 31, 2018	December 31, 2017
Revenues:
Commissions	$357,908	$346,131	$275,268	$426,431	$319,340	$279,833	$260,735	$312,992
Gains from mortgage banking activities/originations, net	72,332	45,091	31,346	49,501	51,972	41,877	38,914	41,737
Management services, servicing fees and other	156,394	160,256	141,042	155,759	147,497	144,909	130,811	105,847
Total revenues	586,634	551,478	447,656	631,691	518,809	466,619	430,460	460,576
Expenses:
Compensation and employee benefits	341,036	316,737	263,353	342,876	291,382	266,639	261,088	281,439
Equity-based compensation and allocations of net income to limited partnership units and FPUs	56,647	39,353	13,871	99,085	40,776	67,367	17,416	76,078
Total compensation and employee benefits	397,683	356,090	277,224	441,961	332,158	334,006	278,504	357,517
Operating, administrative and other	86,297	101,749	87,893	91,369	84,914	80,048	75,427	60,064
Fees to related parties	7,088	7,222	6,725	6,323	6,644	6,301	6,894	6,531
Depreciation and amortization	36,781	33,425	28,304	29,146	25,873	20,201	22,513	24,438
Total operating expenses	527,849	498,486	400,146	568,799	449,589	440,556	383,338	448,550
Other income (loss), net	108,711	(3,726)	(9,718)	28,234	93,717	(365)	5,707	(2,029)
Income from operations	167,496	49,266	37,792	91,126	162,937	25,698	52,829	9,997
Interest expense, net	(8,167)	(8,081)	(7,699)	(14,705)	(11,509)	(10,582)	(13,409)	(1,453)
Income before income taxes and noncontrolling interests	159,329	41,185	30,093	76,421	151,428	15,116	39,420	8,544
Provision for income taxes	36,760	9,121	6,687	36,862	35,870	10,822	6,933	54,082
Consolidated net income (loss)	122,569	32,064	23,406	39,559	115,558	4,294	32,487	(45,538)
Less: Net income attributable to noncontrolling interests	33,871	9,396	6,502	21,800	47,321	3,555	12,490	633
Net income (loss) available to common stockholders	$88,698	$22,668	$16,904	$17,759	$68,237	$739	$19,997	$(46,171)

(1)	Amounts include the gains related to the Nasdaq Earn-out associated with the Nasdaq monetization transactions recorded in Other income, net.

Financial Position, Liquidity and Capital Resources

Overview

The primary source of liquidity for our business is the cash flow provided by our operations.

Our future capital requirements will depend on many factors, including our rate of sales growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities, and Nasdaq shares are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of September 30, 2019, our long-term debt consists of our 6.125% Senior Notes with a carrying amount of $539.8 million and $60.0 million outstanding under the Credit Facility.

Balance Sheet

Total assets at September 30, 2019 were $3,583.7 million as compared to $3,454.2 million at December 31, 2018. The increase of $129.5 million was driven by an increase in the ROU asset of $202.0 million, an increase in marketable securities of $74.5 million, primarily related to the recognition of the 2019 Nasdaq Earn-out, and an increase in loans from employees and partners of $71.1 million. These increases were partially offset by a decrease of $286.5 million in loans held for sale, at fair value. Total liabilities at September 30, 2019 and December 31, 2018 were $2,575.9 million and $2,371.2 million, respectively. The increase of $204.7 million was driven by an increase of $254.1 million in the ROU liability, $93.5 million of a liability reclassed from “Noncontrolling interests” in anticipation of the settlement of the first Nasdaq Forward contract, an increase of $60.6 million in long-term debt, an increase of $38.8 million in accrued compensation, and an increase of $24.8 million in securities loaned. These increases were partially offset by decreases in borrowings from our warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $291.5 million.

Liquidity

Fees to related parties that are charged by BGC Partners and/or Cantor to Newmark are reflected as cash flows from operating activities in our accompanying unaudited condensed consolidated statement of cash flows for each period presented. All other amounts sent to or from BGC Partners and Cantor are reflected as cash flows from financing activities in our accompanying unaudited condensed consolidated statement of cash flows for each period presented.

For the nine months ended September 30, 2019, net cash provided by operating activities was $393.4 million, and net cash used in operating activities was $636.4 million for the nine months ended September 30, 2018. Net cash provided by operating activities excluding activity from loan originations and sales for the nine months ended September 30, 2019 was $106.9 million, and net cash provided by operating activities excluding activity from loan originations and sales for the nine months ended September 30, 2018 was $133.7 million. We expect to generate cash flows from operations to fund our business operations and growth strategy to meet our short-term liquidity requirements, which we define as the next 12 months. We also expect that cash flows from operations, cash on hand, and our $250.0 million Credit Facility will be sufficient to fund our operations, growth strategy and dividends and distributions to meet our long-term liquidity requirements.

As of September 30, 2019, our liquidity, which Newmark defines as cash and cash equivalents, and marketable securities, less securities loaned, was $121.4 million. This does not include the approximately $496 million in additional Nasdaq stock (stock value based on the November 6, 2019 closing price) that Newmark expects to receive between 2023 and 2027. Newmark expects to use its considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of Newmark, all while maintaining or improving its credit profile.

Long-term debt

Long-term debt outstanding as of September 30, 2019 and December 31, 2018 was as follows (in thousands):

	September 30, 2019	December 31, 2018
6.125% Senior Notes	$539,789	$537,926
Credit Facility	58,776	—
Total	$598,565	$537,926

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

Credit Facility

On November 28, 2018, Newmark entered into a Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent. The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility.  As of September 30, 2019, there were $60.0 of million borrowings outstanding under the Credit Agreement. Borrowings under the Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) London Interbank Offered Rate (“LIBOR”) for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 200 basis points with respect to LIBOR borrowings in (a) above and can range 0.25% to 1.25% higher, depending upon Newmark’s credit rating. The Credit Facility also provides for an unused facility fee.

Cantor Credit Agreement

On November 30, 2018 the Company entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or the Company’s short-term borrowing rate then in effect, plus 1.0%. As of September 30, 2019, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises

As of September 30, 2019, Newmark had $1.5 billion of committed loan funding available through three commercial banks, an uncommitted warehouse line of $200.0 million, and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of September 30, 2019 and December 31, 2018, we had $680.9 million and $972.4 million outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on its unaudited condensed consolidated balance sheets.

Cash Flows

Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities (1)	$393,415	$(636,360)
Add back :
Loan originations - loans held for sale	7,511,234	5,937,964
Loan sales - loans held for sale	(7,820,263)	(5,168,394)
Unrealized Gains on loans held for sale	22,522	461
Net cash provided by (used in) operations excluding activity from loan originations and sales (1)	$106,908	$133,671
(1)	Includes payments for corporate taxes in the amounts of $83.0 million and $0.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Cash Flows for the nine months ended September 30, 2019

For the nine months ended September 30, 2019, we generated $393.4 million of cash from operations. Excluding activity from loan originations and sales, net cash provided by operating activities for the nine months ended September 30, 2019 was $106.9 million. We had consolidated net income of $178.0 million, $75.7 million of positive adjustments to reconcile net income to net cash provided by operating activities (excluding activity from loan originations and sales) and $146.9 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $102.7 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to continued hiring and expansion of our business, $62.9 million in increases in other assets, $13.3 million of increases in accrued compensation, $24.3 million of increases in receivables, net and a $24.1 million increase in accounts payable, accrued expenses and other liabilities. Cash used in investing activities was $30.6 million, primarily related to $28.0 million of purchases of non-marketable investments, $23.4 million of purchases of fixed assets, and $18.2 million of payments for acquisitions, net of cash acquired, partially offset by $32.6 million of proceeds from the sale of marketable securities and $7.3 million of distributions from Real Estate LP. We used $375.9 million of cash from financing activities primarily due to net payments to warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $291.6 million, distributions to limited partnership interests and noncontrolling interests of $112.7 million, dividends to stockholders of $51.7 million, and treasury stock repurchases of $34.0 million, which were partially offset by net borrowings under the Credit Facility of $60.0 million, settlement of pre-Spin-Off related party receivables of $33.9 million, and proceeds from securities loaned of $24.8 million.

Cash Flows for the nine months ended September 30, 2018

For the nine months ended September 30, 2018, we used $636.4 million of cash in operations. Excluding activity from loan originations and sales, net cash provided by operating activities for the nine months ended September 30, 2018 was $133.7 million. We had consolidated net income of $152.3 million, $57.9 million of positive adjustments to reconcile net income to net cash used by operating activities (excluding activity from loan originations and sales) and $76.6 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $85.1 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to continued hiring and expansion of our business and $67.3 million of increase in receivables related to acquisitions and increased revenues, offset by an increase of $102.9 million in accounts payable, accrued expenses and other liabilities. We used $16.5 million of cash in investing activities primarily related to $32.5 million of payments for acquisitions, $22.5 million in non-marketable investments and $10.8 million of purchases of fixed assets, offset by $51.4 million of proceeds from the sale of marketable securities. We generated $866.6 million of cash from financing activities primarily due to net proceeds from warehouse notes payable of $771.4 million, $242.0 million of proceeds from the Investment by BGC in Newmark Holdings, $238.0 million of new borrowings from BGC under the credit facility and $265.6 million proceeds from the Newmark OpCo Preferred Investment, partially offset by $536.8 million repayment of long-term debt.

Credit Ratings

As of September 30, 2019, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
Standards & Poor's	BB+	Stable
Kroll Bond Rating Agency	BBB-	Stable

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

Regulatory Requirements

As a result of the Berkeley Point Acquisition, Newmark is now subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying unaudited condensed consolidated financial statements. As of September 30, 2019, Newmark has met all capital requirements. As of September 30, 2019, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $321.1 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of September 30, 2019, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of September 30, 2019 and December 31, 2018 outstanding borrower advances were $0.1 million and $0.2 million, respectively, and are included in “Other assets” in our accompanying unaudited condensed consolidated balance sheets.

On September 9, 2019, the U.S. Department of the Treasury issued a Housing Reform Plan (the “Plan”) in response to a March 27, 2019 Presidential Memorandum soliciting reforms in the housing financing system designed to minimize taxpayer exposure to future bailouts.  The primary recommendations of the Plan are: (i) that existing government support for the secondary markets should be explicitly defined, tailored and paid for; (ii) that the GSEs’ conservatorship should come to an end; (iii) the implementation of reforms necessary to ensure that the GSEs, and any successors, are appropriately capitalized to withstand a severe economic downturn and that shareholders and unsecured creditors, rather than U.S. taxpayers, bear the losses; (iv) that the GSEs should continue to support affordable housing at a reasonable economic return that may be less than the return earned on other activities; (v) that the FHFA and the U.S. Department of Housing and Urban Development should clearly define the appropriate roles and overlap between the GSEs and the Federal Housing Administration so as to avoid duplication and (vi) that measures should be implemented to “level the playing field” between the GSEs and private sector competitors.  Additionally, in September 2019, FHFA announced a cap of $200 billion as the maximum volume for combined Fannie Mae and Freddie Mac multifamily volume through the end of 2020, of which 37.5% must meet certain affordability requirements. The foregoing proposals may have the effect of impacting the volume of business that we may do with Fannie Mae and Freddie Mac. Additionally, the potential increase in our proportion of affordable business and the potential implementation of a fee to be charged in connection with the government’s offer of a guarantee may alter the economics of the business and, accordingly, may impact our financial results.

See “Regulation” in Part I, Item 1 of our Annual Report on Form 10-K for additional information related to our regulatory environment.

EQUITY

Share Exchange Agreement

In relation to the IPO, on December 13, 2017, Newmark entered into an exchange agreement with Cantor, CFGM, BGC and other Cantor affiliates entitled to hold Class B common stock, providing the right to exchange from time to time shares of Class A common stock of Newmark now owned or hereafter acquired, as applicable, on a one-for-one basis for shares of Class B common stock, up to the number of shares of Newmark Class B common stock that are authorized but unissued under Newmark’s certificate of incorporation. The Newmark Audit Committee and Board of Directors determined that the exchange agreement is in the best interests of Newmark and its stockholders because, among other things, it will help ensure that Cantor retains its exchangeable limited partnership units in Newmark Holdings, which is the same partnership in which Newmark’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.

Repurchase Program

On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark’s Class A common stock and redemptions or repurchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $200.0 million, increased from the $100.0 million that had been authorized on March 12, 2018. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, we may actively continue to repurchase shares and/or redeem unit  . As of September 30, 2019, Newmark has repurchased 3.9 million shares of Class A common stock at an average price of $8.74. As of September 30, 2019, Newmark had $165.5 million remaining from its share repurchase and unit redemption authorization.

Period	Total Number of Shares Repurchased	Average Price Paid per Unit or Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Redeemed/ Purchased Under the Plan
Balance at beginning of period	50,000	$9.73	50,000	$199,514
January 1, 2019 - March 31, 2019	—	—	—	—
April 1, 2019 - June 30, 2019	1,613,032	8.61	1,613,032	185,618
July 1, 2019 - September 30, 2019	2,279,373	8.81	2,279,373	165,530
Total	3,942,405	$8.74	3,942,405	$165,530

On October 30, 2019, the Audit and Compensation Committees of the Board of Directors authorized and the Company executed the repurchase from Mr. Merkel of 55,193 shares of Newmark Class A common stock at $10.69 per share, the closing price on October 30, 2019.

Fully Diluted Share Count

Our fully diluted weighted-average share count for the three months ended September 30, 2019 was as follows (in thousands):

Three Months Ended September 30, 2019
Common stock outstanding(1)	177,020
Partnership units(2)	90,200
RSUs	786
Other	344
Total(3)	268,350

(1)

Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the three months ended September 30, 2019, the weighted-average number of Class A shares was 155.0 million shares, Class B shares was 21.3 million shares and 0.7 million shares of contingent Class A common stock and limited partnership units were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.

(2)

Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units, (See Note 2 — “Limited Partnership Interests” to our accompanying Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of our Quarterly Report on Form 10-Q for more information.) In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock.  In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 22.9 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro-rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.

(3)	For the three months ended September 30, 2019, there were 61.8 million potentially anti-dilutive securities that were excluded in the computation of fully diluted earnings per share.

Contingent Payments Related to Acquisitions

Newmark completed acquisitions for which contingent cash consideration of $23.9 million and limited partnership units of 1.4 million may be issued on certain targets being met through 2022. The contingent equity instruments are included in the current portion of “Accounts payable, accrued expenses and other liabilities” on our accompanying unaudited condensed consolidated balance sheets. The contingent cash liability is recorded at fair value as deferred consideration on our accompanying unaudited condensed consolidated balance sheets.

Equity Method Investments

Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of September 30, 2019, Newmark had $100.0 million in this equity method investment, which represents a 27% ownership in Real Estate LP.

Registration Statements

In January 2019, we filed a registration statement on Form S-4 pursuant to which the holders of our 6.125% Senior Notes which were issued in a private placement were offered an opportunity to exchange such notes for new registered notes with substantially identical terms. The registration statement was declared effective by the Securities and Exchange Commission, and, on February 5, 2019, we announced an offer to exchange up to all $550.0 million aggregate principal amount of our outstanding 6.125% Senior Notes for an equivalent amount of 6.125% Senior Notes due 2023 registered under the Securities Act. The exchange offer closed on March 14, 2019, and the 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act.

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

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities.  As of September 30, 2019, we have issued 21 thousand shares of our Class A common stock under this registration statement.

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of Newmark’s Class A common stock upon exchange of Newmark limited partnership units (See Note 2 — “Limited Partnership Interests”). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s sole stockholder, BGC, for Newmark to issue up to 400.0 million aggregate number of shares of Class A common stock of Newmark, of which 50.0 million are pursuant to an effective registration statement on Form S-8 that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of September 30, 2019, awards with respect to 16.8 million shares have been granted and 383.2 million shares are available for future awards.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations at September 30, 2019 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$352,295	$43,216	$81,782	$73,028	$154,269
Warehouse facility collateralized by U.S. Government Sponsored Enterprises (2)	680,860	680,860	—	—	—
Long-term debt(3)	610,000	—	60,000	550,000	—
Interest on long-term debt(4)	156,802	36,097	70,174	50,531	—
Interest on Warehouse facilities collateralized by U.S. Government Sponsored Enterprises (5)	19,693	19,693	—	—	—
Total	$1,819,650	$779,866	$211,956	$673,559	$154,269

(1)	Operating leases are related to rental payments under various non-cancelable leases principally for office space.
(2)

Warehouse facilities are collateralized by $704.4 million of loans held for sale, at fair value (See Note 21 — “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises” to our accompanying Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 in this Quarterly Report on Form 10-Q) which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.

(3)

Long-term debt reflects long-term borrowings of $550.0 million, 6.125% Senior Notes due 2023. The carrying amount of these notes was $539.8 million. Long-term debt also includes the borrowings of $60.0 million under the Credit Facility, which is assumed to be outstanding until the maturity date of the Credit Facility. The carrying amount of the borrowings under the Credit Facility is $58.8 million.  (See Note 22 — “Long-Term Debt” to our accompanying Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

(4)

Reflects interest on the $550.0 million 6.125% Senior Notes until their maturity date of November 15, 2023, in addition to the borrowings of $60.0 million assumed to be outstanding until the maturity date of the Credit Facility. Interest on the borrowings under the Credit Facility was projected using the 1-month LIBOR rate plus 200 basis points.

(5)

Interest on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises was projected by using the 1-month LIBOR rate plus their respective additional basis points, primarily 115 basis points above LIBOR, applied to their respective outstanding balances as of September 30, 2019, through their respective maturity dates. Their respective maturity dates range from June 2020 to October 2020, while one line has an open maturity date. The notional amount of these committed and uncommitted warehouse facilities was $2.1 billion at September 30, 2019. One warehouse facility, with an initial notional amount of $200.0 million, was increased by $100.0 million to $300.0 million. On September 5, 2019, another warehouse facility was renewed, the notional amount was increased to $400.0 million, and the maturity date was extended to October 9, 2020. As of September 30, 2019, the warehouse line had a temporary increase of $400.0 million which expired on October 28, 2019.

As of September 30, 2019, Newmark was committed to fund approximately $627.0 million, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

Critical Accounting Policies and Estimates

The preparation of our accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP guidance requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our accompanying unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our accompanying unaudited condensed consolidated balance sheets, unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of cash flows could be materially affected. We believe that of our significant accounting policies, the following policies involve a higher degree of judgment and complexity.

Revenue Recognition

We derive our revenues primarily through commissions from brokerage services, gains from mortgage banking activities/originations, net, revenues from real estate management services, servicing fees and other revenues. Revenue from contracts with customers is recognized when, or as, Newmark satisfies its performance obligations by transferring the promised goods or services to the customers as determined by when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring Newmark’s progress in satisfying the performance obligation as evidenced by the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time when the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, we consider consideration promised in a contract that includes a variable amount, referred to as variable consideration, and estimate the amount of consideration due Newmark. Additionally, variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. In determining when to include variable consideration in the transaction price, Newmark considers all information (historical, current and forecast) that is available, including the range of possible outcomes, the predictive value of past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of Newmark’s influence.

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

The fair value of RSU awards to employees is determined on the date of grant, based on the fair value of BGC Partners’ Class A common stock. Generally, RSUs granted by us as employee compensation do not receive dividend equivalents; as such, we adjust the fair value of the RSUs for the present value of expected forgone dividends, which requires us to include an estimate of expected dividends as a valuation input. This grant-date fair value is amortized to expense ratably over the awards’ vesting periods. For RSUs with graded vesting features, we have made an accounting policy election to recognize compensation cost on a straight-line basis. The amortization is reflected as non-cash equity-based compensation expense in our accompanying unaudited condensed consolidated statements of operations.

Restricted Stock: Restricted stock provided to certain employees is accounted for as an equity award, and as per U.S. GAAP guidance, we are required to record an expense for the portion of the restricted stock that is ultimately expected to vest. We have granted restricted stock that is not subject to continued employment or service; however, transferability is subject to compliance with our and our affiliates’ customary non-compete obligations. Such shares of restricted stock are generally saleable by partners in 5 to 10 years. Because the restricted stock is not subject to continued employment or service, the grant-date fair value of the restricted stock is expensed on the date of grant. The expense is reflected as non-cash equity-based compensation expense in our accompanying unaudited condensed consolidated statements of operations.

Limited Partnership Units: Limited partnership units in BGC Holdings and Newmark Holdings are generally held by employees. Generally, such units receive quarterly allocations of net income, which are cash distributed on a quarterly basis and generally contingent upon services being provided by the unit holders. As discussed above, preferred units in BGC Holdings and Newmark Holdings are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. The quarterly allocations of net income to such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying unaudited condensed consolidated statements of operations.

Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards under U.S. GAAP guidance. Accordingly, we recognize a liability for these units on our accompanying unaudited condensed consolidated balance sheets as part of “Accrued compensation” for the amortized portion of the post-termination payment amount, based on the current fair value of the expected future cash payout. We amortize the post-termination payment amount, less an expected forfeiture rate, over the vesting period, and record an expense for such awards based on the change in value at each reporting period in our accompanying unaudited condensed consolidated statements of operations as part of “Compensation and employee benefits.”

Certain limited partnership units are granted exchangeability into Class A common stock or may be redeemed for zero in connection with the grant of shares of Class A common stock. At the time exchangeability is granted, or the shares are issued, the Company recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying unaudited condensed consolidated statements of operations.

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The distributions are treated as compensation expense when made and the proceeds are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of September 30, 2019, and December 31, 2018, the aggregate balance of employee loans, net of reserve, was $356.6 million and $285.5 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three and nine months ended September 30, 2019 was $13.2 million and $31.7 million, respectively, and was $9.5 million and $20.7 million, respectively, for the three and nine months ended September 30, 2018. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

When reviewing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the results of the qualitative assessment are not conclusive, or if we choose to bypass the qualitative assessment, we perform a goodwill impairment analysis using a two-step process. Newmark had goodwill balances as of September 30, 2019 and December 31, 2018 of $539.8 million and $515.3 million, respectively.

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

Income Taxes

Newmark accounts for income taxes using the asset and liability method as prescribed in U.S. GAAP guidance, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between our accompanying unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners, rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our accompanying unaudited condensed consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in our accompanying unaudited condensed consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions.

Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from Newmark’s estimates under different assumptions or conditions. Newmark recognizes interest and penalties related to uncertain tax positions in “Provision for income taxes” in our accompanying unaudited condensed consolidated statements of operations.

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

Both the commitment to extend credit and the forward sale commitment qualify as derivative financial instruments. We recognize all derivatives on our accompanying unaudited condensed consolidated balance sheets as assets or liabilities measured at fair value. The change in the derivatives fair value is recognized in current period earnings.

Newmark entered into four variable postpaid forward contracts as a result of the Nasdaq Forwards. These contracts qualify as derivative financial instruments. The Nasdaq Forwards provide Newmark with the ability to redeem the EPUs for Nasdaq stock, and as these instruments are not legally detachable, they represent single financial instruments. The financial instruments’ EPU redemption feature for Nasdaq common stock is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instruments, and, therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on our balance sheet, with all changes in fair value recorded as a component of “Other income (loss), net” on our accompanying unaudited condensed consolidated statements of operations. See Note 11 — “Derivatives,” to our accompanying Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Recent Accounting Pronouncements

See Note 1 — “Organization and Basis of Presentation,” to our accompanying Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for information regarding recent accounting pronouncements.

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

For the third quarter of 2019, our Board of Directors declared a dividend of 10 cents per share based on management’s current expectation of our post-tax Adjusted Earnings per share for the year, and has indicated that it expects such dividend to remain consistent for the full year. To the extent that 25% of our post-tax Adjusted Earnings per share for the year exceeds this dividend on an annualized basis (i.e. an expected aggregate of $0.40 for four quarters), we do not expect that our Board of Directors will increase the amount of the quarterly dividend payment during the year, or make downward adjustment in the event of a shortfall, although no assurance can be given that adjustments will not be made during the year. We have indicated that we expect to announce the annual expected dividend rate in the first quarter of each year.

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

•	Charges related to amortization of RSUs and limited partnership units.

•	Charges related to grants of equity awards, including common stock or partnership units with capital accounts.
•	Allocations of net income to limited partnership units and FPUs. Such allocations represent the pro-rata portion of post-tax GAAP earnings available to such unit holders.

The amount of certain quarterly equity-based compensation charges are based upon Newmark’s estimate of such expected charges during the annual period, as described further below under “Methodology for Calculating Adjusted Earnings Taxes.”

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

Calculation of Other (income) losses for Adjusted Earnings

Adjusted Earnings calculations also exclude certain other non-cash, non-dilutive, and/or non-economic items, which may, in some periods, include:

•	Unusual, one-time, non-ordinary or non-recurring gains or losses;
•	Non-cash GAAP asset impairment charges;
•

The impact of any unrealized non-cash mark-to-market gains or losses on “Other income (loss)” related to the variable share forward agreements with respect to Newmark’s expected receipt of the Nasdaq payments in 2019, 2020, 2021, and 2022 (the “Nasdaq Forwards”) and/or;

•	Mark-to-market adjustments for non-marketable investments;
•	Certain other non-cash, non-dilutive, and/or non-economic items.

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

OUR ORGANIZATIONAL STRUCTURE

Our Restructuring

We are Newmark Group, Inc., a Delaware corporation. We were formed as NRE Delaware, Inc. on November 18, 2016 and changed our name to Newmark Group, Inc. on October 18, 2017. We were formed for the purpose of becoming a public company conducting the operations of BGC Partners’ Real Estate Services segment, including Newmark and Berkeley Point. In December 2017, Newmark completed its IPO of 23 million shares of Newmark Class A common stock at an initial public offering price of $14.00 per share. Prior to the IPO, Newmark was a wholly-owned subsidiary of BGC Partners.

Initially, a majority of our issued and outstanding shares of common stock were held by BGC Partners. Through the following series of transactions prior to and following the completion of the Separation and our IPO, we became a separate publicly traded company.

Prior to the completion of our IPO and the Separation, including the contribution pursuant to which members of the BGC Group transferred to us substantially all of the assets and liabilities of the BGC Partners’ Real Estate Services segment, including Newmark, Berkeley Point and the right to receive the remainder of the Nasdaq payment, (the “Contribution”), various types of interests of Newmark Holdings were issued to holders of interests of BGC Holdings in proportion to such interests of BGC Holdings held by such holders immediately prior thereto.

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

In the Separation, Newmark Holdings limited partnership interests, Newmark Holdings founding partner interests, Newmark Holdings working partner interests and Newmark Holdings limited partnership units were distributed to holders of BGC Holdings limited partnership interests, BGC Holdings founding partner interests, BGC Holdings working partner interests and BGC Holdings limited partnership units, respectively, in proportion to such interests of BGC Holdings held by such holders immediately prior to the Separation.

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

BGC Partners March 2018 Investment

On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16,606,726 newly issued exchangeable limited partnership units of Newmark Holdings for an aggregate investment of approximately $242.0 million. The price per unit was based on the $14.57 closing price of Newmark Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These units are exchangeable, at BGC Partners’ discretion, into either shares of Newmark Class A common stock or Newmark Class B common stock, par value $0.01 per share. Following such issuance, BGC Partners owned 83.4% of the 138.6 million shares of Newmark Class A common issued and outstanding on March 7, 2018 and 100% of the 15.8 million issued and outstanding shares of Newmark Class B common stock.

Amended and Restated Separation and Distribution Agreement

For a description of the Amended and Restated Separation and Distribution Agreement, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Separation, Initial Public Offering, and Spin-Off—Amended and Restated Separation and Distribution Agreement” in the 10-K.

The Spin-Off

On November 30, 2018 , BGC completed the Spin-Off to its stockholders of all of the shares of Newmark common stock owned by BGC as of immediately prior to the effective time of the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on November 23, 2018 (the “Record Date”), and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (consisting of Cantor and CFGM) of record as of the close of business on the Record Date.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro-rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings, held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of September 30, 2019, the exchange ratio was 0.9362 shares of Newmark common stock per Newmark Holdings unit.

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be our controlling stockholder, and BGC and its subsidiaries no longer held any shares of our common stock or other equity interests in us or our subsidiaries. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.

Prior to the Spin-Off, 100% of the outstanding shares of Newmark Class B common stock were held by BGC. Because 100% of the outstanding shares of BGC Class B common stock were held by Cantor and CFGM as of the Record Date, 100% of the outstanding shares of Newmark Class B common stock were distributed to Cantor and CFGM in the Spin-Off. As of the Distribution Date, shares of Newmark Class B common stock represented 57.8% of the total voting power of the outstanding Newmark common stock and 12.1% of the total economics of the outstanding Newmark common stock. Cantor is controlled by CFGM, its managing general partner, and, ultimately, by Howard W. Lutnick, who serves as Chairman of Newmark. Mr. Lutnick is also the Chairman of the Board of Directors and Chief Executive Officer of BGC Partners and Cantor and the Chairman and Chief Executive Officer of CFGM, as well as the trustee of an entity that is the sole shareholder of CFGM. Stephen M. Merkel, our Executive Vice President and Chief Legal Officer serves as Executive Vice President General Counsel and Assistant Secretary of BGC Partners, and is employed as Executive Managing Director, General Counsel and Secretary of Cantor.

Newmark Organizational Structure Following the Spin-Off

As of September 30, 2019, there were 158,931,531 shares of Newmark Class A common stock issued and 154,989,126 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of September 30, 2019, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM as of September 30, 2019, represented approximately 57.9% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of September 30, 2019, we directly held Newmark OpCo limited partnership interests consisting of approximately 91,499,149 units representing approximately 34.1% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we will consolidate Newmark OpCo’s results for financial reporting purposes.

Cantor, founding partners, working partners and limited partnership unit holders directly hold Newmark Holdings limited partnership interests. Newmark Holdings, in turn, holds Newmark OpCo limited partnership interests and, as a result, Cantor, founding partners, working partners and limited partnership unit holders indirectly have interests in Newmark OpCo limited partnership interests. In addition, The Royal Bank of Canada holds $325 million of EPUs issued by Newmark on June 18, 2018 and September 26, 2018 in private transactions.

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

Each unit of Newmark Holdings limited partnership interests held by Cantor and CFGM is generally exchangeable with us for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement) and was 0.9362 as of September 30, 2019.

As of September 30, 2019, 5,402,901 founding/working partner interests were outstanding. These founding/working partners were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires such interests from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Amended and Restated Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of September 30, 2019, 67,247,885 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of September 30, 2019, the exchange ratio was 0.9362. See “Item 5—Market for the Registrant’s Common Equity, Related Stockholder Matters and Purchased of Equity Securities—Dividend Policy” in the 10-K.

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

The following diagram illustrates the ownership structure of Newmark as of September 30, 2019. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF SEPTEMBER 30, 2019 Cantor Fitzgerald, L.P. • Class A common stock (0.0% of   economics and 0.0% of voting power of Newmark Group, Inc.) • % Class 100 B common stock (12.1 % of   economics and  57.9 %  of  voting power) • 8.0 % indirect economic interest in Newmark OpCo Public Stockholders  of   Newmark Group,  Inc. • 100 % Class A  common stock ( 87.9 % of economics and 42.1 % of  voting power) • 57.9 % indirect economic interest in   Newmark OpCo   • Limited Partnership Interests ( 26.5 % of economics  of  Newmark Holdings) • 9.0 % indirect economic interest in   Newmark OpCo  Newmark Group, Inc.   Limited Partners /  Employees  • General Partner Interests (controlling interest) • Special Voting Limited Partnership Interest  • Limited Partnership Interests ( 73.5 %  of  economics  of  Newmark Holdings) • 25.1 % indirect economic interest in   Newmark OpCo  Newmark Holdings  Limited Partnership Interest ( 65.9 % of  economics  of Newmark OpCo)   • General Partner Interests (controlling interest) • Special Voting Limited Partnership Interest • Limited Partnership Interest ( 34.1 % of economics of Newmark OpCo) Newmark OpCo • Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary Operating Subsidiaries Other Entities • Minority Equity Interests

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 12.0% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 88.0% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 74.6% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 25.4% of the voting power in Newmark.

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

Interest Rate Risk

Newmark had $550.0 million of fixed rate 6.125% Senior Notes outstanding as of September 30, 2019 and December 31, 2018. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates.  Newmark had $60.0 million outstanding under its Credit Facility as of September 30, 2019.  The interest rate on the Credit Facility is based upon LIBOR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of September 30, 2019 and 2018 was 202 basis points and 226 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by $14.0 million based on our escrow balance as of September 30, 2019 compared to $11.7 million based on our escrow balance as of September 30, 2018. A 100-basis point decrease in 30-day LIBOR would decrease our annual earnings by $14.0 million based on the escrow balance as of September 30, 2019 compared to $11.7 million based on our escrow balance as of September 30, 2018.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by $6.8 million based on our outstanding balances as of September 30, 2019 compared to $11.3 million based on our outstanding balances as of September 30, 2018. A 100-basis point decrease in 30-day LIBOR would increase our annual earnings by $6.8 million based on our outstanding warehouse balance as of September 30, 2019 compared to $11.3 million as of September 30, 2018.

Market Risk

We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $123.4 million and $48.9 million as of September 30, 2019 and December 31, 2018, respectively. These include shares of common stock of Nasdaq, the rights to which initially resulted from BGC Partners sale of its electronic benchmark Treasury platform to Nasdaq. The right to receive the remainder of the Nasdaq payment was transferred from BGC Partners to us beginning in the third quarter of 2017. We have recorded gains related to the Nasdaq payments of $87 million in 2018 and $107 million for the nine months ended September 30, 2019 and expect our future results to include the additional 7.9 million Nasdaq shares to be received over time. In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares to be received in each of 2019, 2020, 2021 and 2022.

For the three months ended September 30, 2019 and 2018, respectively, we recorded unrealized losses on the mark-to-market of these securities of $0.7 million and $0.6 million, respectively. For the three months ended September 30, 2019 and 2018, respectively, we recorded gains/(losses) of $(8.2) million and $9.1 million for the mark-to-market adjustment related to the Nasdaq Forwards.

For the nine months ended September 30, 2019 and 2018, respectively, we recorded unrealized gains on the mark-to-market of these securities of $4.4 million and $0.9 million, respectively.  For the nine months ended September 30, 2019 and 2018, respectively, we recorded gains/(losses) of $(37.2) million and $6.3 million for the mark-to-market adjustments related to the Nasdaq Forwards.

Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 7 — “Marketable Securities” and Note 11 — “Derivatives” to our accompanying Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

The Nasdaq Forwards are derivatives and, accordingly, are marked to fair value through our accompanying unaudited, condensed, consolidated statements of operations.  The fair value of the Nasdaq Forwards is determined utilizing the following inputs, as applicable:

•	The underlying number of shares and the related strike price;
•	The maturity date; and
•	The implied volatility of Nasdaq’s stock price.

The fair value of Newmark’s Nasdaq Forwards considers the effects of Nasdaq’s stock price volatility between the balance sheet date and the maturity date.  The fair value is determined through the use of a Black-Scholes put option valuation model.

Input	Three Months Ended September 30, 2019	Three Months Ended June 30, 2019	Three Months Ended March 31, 2019	Three Months Ended December 31, 2018
Number of shares per tranche	992,247	992,247	992,247	992,247
Strike price	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21
Maturity date	November 29, 2019 to November 30, 2022	November 29, 2019 to November 30, 2022	November 29, 2019 to November 30, 2022	November 29, 2019 to November 30, 2022
Implied volatility - weighted-average	32.9%	32.2%	31.5%	30.2%
Period end stock price	$99.35	$96.17	$87.49	$81.57
Dividend yield - weighted-average	1.89%	1.95%	2.01%	2.16%
Interest rate - weighted-average	1.62%	1.82%	2.35%	2.61%

The unrealized gains and (losses) recorded due to the changes in fair value of the Nasdaq Forwards related to the periods above for which the inputs are provided are as follows (in thousands):

Three Months Ended September 30, 2019	Three Months Ended June 30, 2019	Three Months Ended March 31, 2019	Three Months Ended December 31, 2018
$(8,214)	$(15,638)	$(13,329)	$12,675

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

Evaluation of Disclosure Controls and Procedures

Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of September 30, 2019. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See Note 31 –– “Commitments and Contingencies” to our accompanying Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings which is incorporated by reference herein.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this report, including under the section titled “Special Note Regarding Forward-Looking Information,” you should carefully consider the information set forth in Item 1A “Risk Factors” in Newmark’s Annual Report on Form 10-K for a detailed discussion of known material factors which could materially and adversely affect our financial condition, liquidity, results of operations, cash flows or prospects. In addition, investors should consider the following additional risk factor:

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or the commercial real estate services industry, expose us to interest rate risk, impact our ability to obtain favorable credit ratings and prevent us from meeting or refinancing our obligations under our indebtedness.

Our indebtedness, which at September 30, 2019 was approximately $598.6 million, may have important, adverse consequences to us and our investors, including:

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

The information required by this Item is set forth in Note 6 – “Stock Transactions and Unit Redemptions” and Note 30 – “Compensation” to our accompanying unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2 of Part I) and is incorporated by reference herein.

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

101

The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity, (v) the Unaudited Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.
/s/ Howard W. Lutnick

Name:	Howard W. Lutnick
Title:	Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer

Date: November 8, 2019

Signature page to the Quarterly Report on Form 10-Q for the period ended September 30, 2019 dated November 8, 2019.