Form 10-K
period 2019-12-31
NEWMARK GROUP, INC.
filed 2020-02-28
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
125 Park Avenue
New York, New York 10017
(212) 372-2000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	NMRK	The NASDAQ Stock Market LLC
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2019 as reported on NASDAQ, was approximately $1,323,446,960.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2020
Class A Common Stock, par value $0.01 per share	156,118,828 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K

Newmark Group, Inc.
2019 FORM 10-K ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION
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
Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•
market conditions, transaction volumes, possible disruptions in trading, potential deterioration of equity and debt capital markets for commercial real estate and related services, impact of significant changes in interest rates and our ability to access the capital markets;

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

•
the impact of, and limitations on our ability to enter into certain transactions in order to preserve the tax-free treatment of, the November 2018 pro-rata distribution (the “Spin-Off”) by BGC Partners, Inc. (“BGC Partners” or “BGC”) to BGC stockholders of all of the shares of our common stock owned by BGC as of immediately prior to the effective time of the Spin-Off;

•	our ability to maintain or develop relationships with independently owned offices or affiliated businesses or partners in our business;

•	our ability to grow in other geographic regions and to manage our recent overseas growth;

•
our ability to manage and to continue to integrate Berkeley Point Financial LLC (“Berkeley Point” or “BPF” and which operates under the name “Newmark Knight Frank” or “NKF”) which was transferred to us pursuant to the Separation and Distribution Agreement (as defined below);

•
the impact of the separation, the Spin-Off and related transactions or any restructuring or similar transactions on our business and financial results in current or future periods, including with respect to any assumed liabilities or indemnification obligations with respect to such transactions, the integration of any completed acquisitions and the use of proceeds of any completed dispositions;

•	the integration of acquired businesses with our business;

•	the rebranding of our current businesses or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;

•
risks related to changes in our relationships with the Government Sponsored Enterprises (“GSEs”) and Housing and Urban Development (“HUD”), changes in prevailing interest rates and the risk of loss in connection with loan defaults;

•	risks related to changes in the future of the GSEs, including changes in the terms of applicable conservatorships and changes in their capabilities;

•
economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including uncertainty regarding the nature, timing and consequences of the United Kingdom (“U.K.”)’s exit from the European Union (“EU”) following the withdrawal process, proposed transition period and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S. - China trade relations), political and labor unrest in France, Hong Kong, China and other jurisdictions, conflict in the Middle East, the impact of U.S. government shutdowns, elections, the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents;

•
the effect on our business, clients, the markets in which we operate, and the economy in general of recent changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in Mexico, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and other potential political policies;

•
the effect on our business of changes in interest rates, changes in benchmarks, including the phase out of the London Interbank Offering Rate (“LIBOR”), the level of worldwide governmental debt issuances, austerity programs, increases or decreases in deficits, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

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

•
costs and expenses of developing, maintaining and protecting our intellectual property, as well as employment, regulatory, and other litigation, proceedings and their related costs, including related to acquisitions and other matters, including judgments, fines, or settlements paid, reputational risk, and the impact thereof on our financial results and cash flow in any given period;

•
our ability to maintain continued access to credit and availability of financing necessary to support our ongoing business needs, including to refinance indebtedness, and the risks associated with the resulting leverage, as well as fluctuations in interest rates;

•
certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage and the need for short or long-term borrowings, including from Cantor, the ability of Newmark to refinance its indebtedness, or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support ongoing business needs on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;

•
risks associated with the temporary or longer-term investment of our available cash, including in Newmark OpCo, defaults or impairments on the Company’s investments, joint venture interests, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, Newmark OpCo or others;

•	our ability to enter new markets or develop new products or services and to induce customers to use these products or services and to secure and maintain market share;

•
our ability to enter into marketing and strategic alliances, business combinations, restructuring, rebranding or other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on other businesses and financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, the impact of amendments and/or terminations of any strategic arrangements, and the value of any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;

•
our estimates or determinations of potential value with respect to various assets or portions of the Company’s business, including with respect to the accuracy of the assumptions or the valuation models or multiples used;

•	our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;

•
our ability to effectively manage any growth that may be achieved, including outside of the U.S., while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;

•
our ability to identify and remediate any material weaknesses in internal controls that could affect the ability to properly maintain books and records, prepare financial statements and reports in a timely manner, control policies, practices and procedures, operations and assets, assess and manage the Company’s operational, regulatory and financial risks, and integrate acquired businesses and brokers, salespeople, managers and other professionals;

•	the impact of unexpected market moves and similar events;

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

•
our ability to meet expectations with respect to payment of dividends and repurchases of common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in subsidiaries, including Newmark OpCo, including from Cantor or our executive officers, other employees, partners and others and the effect on the market for and trading price of our Class A common stock as a result of any such transactions;

•	the effectiveness of our governance, risks management, and oversight procedures and the impact of any potential transactions or relationships with related parties;

•
the impact of our environmental, social and governance (“ESG”) or “sustainability” ratings on the decisions by clients, investors , potential clients and other parties with respect to our business, investments in us or the market for and trading price of Newmark Class A common stock or other matters;

•
the fact that the prices at which shares of our Class A common stock are or may be sold in offerings or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;

•
the effect on the market for and trading price of our Class A common stock of various offerings and other transactions, including offerings of Class A common stock and convertible or exchangeable securities, repurchases of shares of Class A common stock and purchases or redemptions of Newmark Holdings limited partnership interests or other equity interests in us or its subsidiaries, any exchanges by Cantor of shares of Class A common stock for shares of Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in corporate or partnership restructurings, payment of dividends on Class A common stock and distributions on limited partnership interests of Newmark Holdings and Newmark OpCo, convertible arbitrage, hedging, and other transactions engaged in by us or holders of outstanding shares, debt or other securities, share sales and stock pledge, stock loans, and other financing transactions by holders of shares or units (including by Cantor executive officers, partners, employees or others), including of shares acquired pursuant to employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of Class B common stock and other convertible securities, stock pledge, stock loans, or other financing transactions, distributions from Cantor pursuant to Cantor’s distribution rights obligations and other distributions to Cantor partners, including deferred distribution rights shares;

•	the effect of a potential restructuring of BGC’s partnership into a corporation on Newmark, including but not limited to, impacts on Newmark’s financial statements; and

•	other factors, including those that are discussed under “Risk Factors,” to the extent applicable.
The foregoing risks and uncertainties, as well as those risks and uncertainties discussed under the headings “Item 1A-Risk Factors,” and “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (the “SEC”), and future results or events could differ significantly from these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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
Our Business
Newmark is a fast growing, full-service commercial real estate services business. On November 30, 2018 (the “Distribution Date”), BGC completed its previously announced pro-rata distribution (the “Spin-Off”) to its stockholders of all of the shares of our common stock owned by BGC as of immediately prior to the effective time of the Spin-Off. Following the Spin-Off, BGC Partners ceased to be our controlling stockholder, and BGC Partners and its subsidiaries no longer held any shares of our common stock or other equity interests in us or our subsidiaries. Following the Spin-Off, we are controlled by Cantor Fitzgerald, L.P. (which we refer to as “Cantor”), a diversified company primarily specializing in financial and real estate services for institutional customers operating in the financial and commercial real estate markets. Cantor is also the controlling stockholder of BGC.
We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and GSE lending and loan servicing, mortgage broking and equity-raising. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the year ended December 31, 2019, we generated revenues of over $2.2 billion representing year-over-year growth of 8.3%.
We believe that our high margins and leading revenue growth compared to other publicly traded real estate services companies in the U.S. have resulted from the execution of our unique integrated corporate strategies:

•	we offer a full suite of best-in-class real estate services and professionals to both investors/owners and occupiers,

•	we deploy deeply embedded technology and use data-driven analytics to enable clients to better manage their real estate utilization and spend, enhancing the depth of our client relationships,

•	we attract and retain market-leading professionals with the benefits of our partnership and equity-based compensation structure and high growth platform;

•	we actively encourage cross-selling among our diversified business lines, and

•	we continuously build out additional products and capabilities to capitalize on our market knowledge and client relationships.
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
As of December 31, 2019, we have more than 5,600 employees, including more than 1,800 revenue-generating producers in over 137 offices in more than 105 cities. In addition, Newmark has licensed its name to 11 commercial real estate providers that operate out of 17 offices in certain locations where Newmark does not have its own offices.   We intend to continue to opportunistically expand into markets, including outside of North America, and products where we believe we can profitably execute our full service and integrated business model.
Bolstered by our acquisition of Berkeley Point (a leading commercial real estate finance company focused on the origination, sale and servicing of multifamily loans through government-sponsored and government-funded loan programs) in the third quarter of 2017, we believe we are poised for continued growth and value creation. According to a 2017 study commissioned by the National Multifamily Housing Council (“NMHC”) and the National Apartment Association, favorable demographics are anticipated to drive growth in multifamily sales and GSE lending, with demand for new apartments expected to reach 4.6 million new apartments by 2030. The NMHC estimates that approximately 325,000 new units must be built annually through 2030 to meet demand. We expect the combination of our multifamily investment sales and GSE lending business to create significant growth across our platform and serve as a powerful margin and earnings driver.
As of October 15, 2018, the businesses formerly operating as ARA, Berkeley Point, NKF Capital Markets, and Newmark Cornish & Carey all operate under the name “Newmark Knight Frank” or “NKF.”
In summary, we generate revenues from commissions on leasing and capital markets transactions, technology user and consulting fees, valuation and advisory, property and facility management fees, and mortgage origination and loan servicing fees. Our revenues are widely diversified across service lines, geographic regions and clients, with our top 10 clients accounting for approximately 7.6% of our total revenue on a consolidated basis, and our largest client accounting for less than 1.1% of our total revenue on a consolidated basis in 2019.
Our History
Newmark is a growing, full-service commercial real estate services business that has a long history and, since its acquisition by BGC in 2011, has developed a broad reach. We have grown organically and through acquisitions including the following in 2017, 2018 and 2019:

•	Berkeley Point, which focuses on origination, sale and servicing of multifamily and commercial mortgage loans, including loans with GSEs;

•	the assets of Regency Capital Partners, a San Francisco-based real estate finance firm;

•	Spring11, a New York-based commercial real estate due diligence firm;

•
ten former offices of the Integra Realty Resources valuations network based in Washington, D.C., Baltimore, Wilmington, DE, New York/New Jersey, Philadelphia, Atlanta, Boston, Pittsburgh, Denver, and Los Angeles;

•	Jackson Cooksey, a Dallas-based corporate tenant representation real estate agency;

•	RKF, a New York-based firm specializing in retail leasing, investment sales and consulting services;

•	MLG Commercial, a commercial real estate company offering both brokerage and property management services in Wisconsin;

•	ACRES, a company that provides landlord and tenant representation, investment sales and asset management services focusing on the Utah, Boise and Reno markets; and

•	Harper Dennis Hobbs Holdings Limited, a real-estate advisory firm based in London.(“Harper Dennis Hobbs”)
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
Leading Commercial Real Estate Technology Platform and Capabilities
We offer innovative real estate technology solutions for both investors/owners and occupiers that enable our clients to increase efficiency and realize additional income or cost savings. Our differentiated, value-added and client-facing technology platforms have been utilized by clients that occupy over 4 billion square feet of commercial real estate space. Our N360 platform is a powerful tool that provides instant access and comprehensive commercial real estate data in one place via mobile or desktop. This technology platform makes information accessible, including listings, historical leasing, tenant/owner information, investment sales, procurement, research, and debt on commercial real estate properties. N360 also integrates a Geographic Information Systems (which we refer to as “GIS”) platform with 3D mapping powered by Newmark’s Real Estate Data Warehouse. For our occupier clients, the VISION™ platform provides integrated business intelligence, reporting and analytics. Our clients use VISION™ to reduce cost, improve speed and supplement decision-making in applications such as real estate transactions and asset administration, project management, building operations and facilities management, environmental and energy management, and workplace management. Our deep and growing real estate database and commitment to providing innovative technological solutions empower us to provide our clients with value-adding technology products and data-driven advice and analytics.
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
Valuation and Advisory. We operate a national valuation and advisory business, which has grown over the past three years from approximately 30 professionals to nearly 500 professionals as of December 31, 2019. Our appraisal team executes projects of nearly every size and type, from single properties to large portfolios, existing and proposed facilities and mixed-use developments across the spectrum of asset values. Clients include banks, pension funds, insurance companies, developers, corporations, equity funds, REITs and institutional capital sources. These institutions utilize the advisory services we provide in their loan underwriting, construction financing, portfolio analytics, feasibility determination, acquisition structures, litigation support and financial reporting.
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
Government Sponsored Enterprise (“GSE”)
Lending and Loan Servicing.  We operate a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of loans originated by it and third parties, including our affiliates. We participate in loan origination, sale, and servicing programs operated by two GSEs, Fannie Mae and Freddie Mac. We also originate, sell and service loans under HUD’s FHA programs, and are an approved HUD MAP and HUD LEAN lender, as well as an approved Ginnie Mae issuer.
Origination for GSEs. We originate multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. Through HUD’s MAP and LEAN Programs, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, senior housing and healthcare facilities. We are one of 25 approved lenders that participate in the Fannie Mae DUS program and one of 22 lenders approved as a Freddie Mac seller/servicer. As a low-risk intermediary, we originate loans guaranteed by government agencies or entities and pre-sell such loans prior to transaction closing. We have established a strong credit culture over decades of originating loans and remain committed to disciplined risk management from the initial underwriting stage through loan payoff.
Servicing. In conjunction with our origination services, we sell the loans that we originate under GSE and FHA programs and retain the servicing of those loans. The servicing portfolio (which includes certain other non-agency loans) provides a stable, predictable recurring stream of revenue to us over the life of each loan. The typical multifamily loan that we originate and service under these programs is either fixed or variable rate, and includes significant prepayment penalties. These structural features generally offer prepayment protection and provide more stable, recurring fee income. Our multifamily origination business is a Fitch and S&P rated commercial loan primary and special servicer, as well as a Kroll rated commercial loan primary and multifamily special servicer. It has a team of over 65 professionals dedicated to primary and special servicing and asset management. These professionals focus on financial performance and risk management to anticipate potential property, borrower or market issues. Portfolio management conducted by these professionals is not only a risk management tool, but also leads to deeper relationships with borrowers, resulting in continued interaction with borrowers over the term of the loan, and potential additional financing opportunities.

We believe that the combination of our leading multifamily investment sales, mortgage brokerage, and agency lending businesses will provide substantial cross-selling opportunities. In particular, we expect revenues to increase as we begin to capture a greater portion of the financings on investment sales transactions, and as we cross-refer business.
Product Offerings

•
Fannie Mae. As one of 25 lenders under the Fannie Mae DUS program, we are a multifamily approved seller/servicer for conventional, affordable and seniors loans that satisfy Fannie Mae’s underwriting and other eligibility requirements. Fannie Mae has delegated to us responsibility for ensuring that the loans originated under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. In exchange for this delegation of authority, we share up to one-third of the losses that may result from a borrower’s default. All of the Fannie Mae loans that we originate are sold, prior to loan funding, in the form of a Fannie Mae-insured security to third-party investors. We service all loans that we originate under the Fannie Mae DUS program.

•
Freddie Mac. We are one of 22 Freddie Mac multifamily approved seller/servicer for conventional, affordable and seniors loans that satisfy Freddie Mac’s underwriting and other eligibility requirements. Under the program, we submit the completed loan underwriting package to Freddie Mac and obtain Freddie Mac’s commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to Freddie Mac. Freddie Mac may choose to hold, sell or, as it does in most cases, later securitize such loans. We do not have any material risk-sharing arrangements on loans sold to Freddie Mac under the program. We also generally service loans that we originate under this Freddie Mac program.

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

•
As described under “Real Estate Investor/Owner Services and Products - Capital Markets,” we also offer our clients access to third party banks, insurance companies and other capital providers through our mortgage brokerage platform.

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
We source lending opportunities by leveraging a deep network of direct borrower and broker relationships in the real estate industry from our national origination platform. We benefit from offices located throughout the United States and our approximately $62.3 billion servicing portfolio as of December 31, 2019 (of which approximately 3.9% relates to special servicing), providing real time information on market performance and comparable data points.
Financing. We finance our loan originations under GSE programs through collateralized financing agreements in the form of warehouse loan agreements (“WHAs”) with multiple lenders and an aggregate commitment as of December 31, 2019 of $1.1 billion, an uncommitted warehouse line of $300.0 million and an uncommitted $400 million Fannie Mae loan repurchase facility. As of December 31, 2019 and December 31, 2018, we had collateralized financing outstanding of approximately $210 million and $972 million, respectively. Collateral includes the underlying originated loans and related collateral, the commitment to purchase the loans as well as credit enhancements from the applicable GSE or HUD. We typically complete the distribution of the loans we originate within 30 to 60 days of closing. Proceeds from the distribution are applied to reduce borrowings under the WHAs, thus restoring borrowing capacity for further loan originations under GSE programs.
Intercompany Referrals. We, Cantor Commercial Real Estate Company, L.P. (“CCRE”) and certain of our affiliates have entered into arrangements in respect of intercompany referrals. Pursuant to these arrangements, the respective parties refer to each other, for customary fees, opportunities for commercial real estate loan originations to CCRE, opportunities for real estate investment sales, broker or leasing services to us and opportunities for GSE/FHA loan originations to us.
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
Global Corporate Services (“GCS”) and Consulting. GCS is our consulting and services business that focuses on reducing occupancy expense and improving efficiency for corporate real estate occupiers, with large, often multi-national presence. We provide beginning-to-end corporate real estate solutions for clients. GCS makes its clients more profitable by optimizing real estate usage, reducing overall corporate footprint, and improving work flow and human capital efficiency through large scale data analysis and our industry-leading technology. We offer global enterprise optimization, asset strategy, transaction services, information management, an operational technology product and transactional and operational consulting. Our consultants provide expertise in financial integration, portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, merger and acquisition integration, and industrial consulting. We utilize a variety of advanced technology tools to facilitate the provision of transaction and management services to our clients. For example, our innovative VISION™ tool provides data integration, analysis and reporting, as well as the capability to analyze potential “what if” scenarios to support client decision making. VISION™ is a scalable and modular enterprise solution that serves as an integrated database and process flow tool supporting the commercial real estate cycle. Our VISION™ tool combines the best analytical tools available and allows the client to realize a highly accelerated implementation timeline at a reduced cost. We believe that we have achieved more than $3.5 billion in savings for our clients to date.
We provide real estate strategic consulting and systems integration services to our global clients, including many Fortune 500 and Forbes Global 2000 companies, owner-occupiers, government agencies, healthcare and higher education clients. We also provide enterprise asset management information consulting and technology solutions which can yield hundreds of millions of dollars in cost-savings for our GCS business’s client base on an annual basis. We also provide consulting services through our GCS business. These services include operations consulting related to financial integration, portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, merger and acquisition integration and industrial consulting. Fees for these services are on a negotiated basis and are often part of a multi-year services agreement. Fees may be contingent on meeting certain financial or savings objectives with incentives for exceeding agreed upon targets.
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
We believe that GCS provides a unique lens into the corporate real estate outsourcing industry and offers a unique way to win business across multiple product lines. Whether a client currently manages its corporate real estate function in-house (insource) or has engaged an external provider (outsource), GCS aims to create value by securing accounts that are first generation outsource or by gaining outsourced market share.
For the past 10 years, the International Association of Outsourcing Professionals (“IAOP”) has named Newmark to The Best of The Global Outsourcing 100®, which identifies the world’s best outsourcing providers across all industries. As part of this honor, IAOP cites “best of leaders,” “top customer references,” and “multiple appearances” as significant award category achievements for the Company.
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
Real Estate and Lease Administration. We manage leases for our clients for a fee, which is generally on a per lease basis. As of December 31, 2019, we had more than 26,000 leases under management. We also perform lease audits and certain accounting functions related to the leases. Our lease administration services include critical date management, rent processing and rent payments. These services provide additional insight into a client’s real estate portfolio, which allows us to deliver significant value back to the client through provision of additional services, such as tenant representation, project management and consulting assignments, to minimize leasing and occupancy costs. For large occupier clients, our real estate technology enables them to access and manage their complete portfolio of real estate assets. We offer clients a fully integrated user-focused technology product designed to help them efficiently manage their real estate costs and assets.
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
Industry Trends and Opportunity
We expect the following industry and macroeconomic trends to impact our market opportunity:
Large and Highly Fragmented Market. We believe that the commercial real estate services industry is a more than $225 billion global revenue market opportunity of which a significant portion currently resides with smaller and regional companies. We estimate that approximately 15% of the revenue in the global commercial real estate services market is currently serviced by the top 10 global firms (by revenue), leaving a large opportunity for us to reach clients serviced by the large number of fragmented smaller and regional companies. We believe that clients increasingly value full service real estate service providers with comprehensive capabilities and multi-jurisdictional reach. We believe this will provide a competitive advantage for us as we have full service capabilities to service both real estate owners and occupiers.
Increasing Institutional Investor Demand in Commercial Real Estate. Institutions investing in real estate often compare their returns on investments in real estate to the underlying interest rates in order to allocate their investments. The continued low interest rate environment around the world and appealing spreads have attracted significant additional investment by the portfolios of sovereign wealth funds, insurance companies, pension and mutual funds, and other institutional investors, leading to an increased percentage of direct and indirect ownership of real-estate related assets over time. The target allocation to real estate by all institutional investors globally has increased from 3.7% of their overall portfolios in 1990 to 10.5% in 2019, according to figures from Preqin Real Estate Online, Cornell University’s Baker Program in Real Estate and Hodes Weill & Associates. We expect this positive allocation trend to continue to benefit our capital markets, services, and GSE lending businesses.

Significant Levels of Commercial Mortgage Debt Outstanding and Upcoming Maturities. With $3.6 trillion in U.S. commercial mortgage debt outstanding and with approximately $2.1 trillion of maturities expected from 2020 to 2024 according to the MBA and Trepp, LLC, we see opportunities in our commercial mortgage brokerage businesses and our GSE lending units. Sustained low interest rates typically stimulate our capital markets business, where demand is often dependent on attractive all-in borrowing rates versus asset yields. Demand also depends on credit accessibility and general macroeconomic trends.
Favorable Multifamily Demographics Driving Growth in GSE Lending and Multifamily Sales. Delayed marriages, an aging population and immigration to the United States are among the factors increasing demand for new apartment living, which, according to a recent study commissioned by the National Multifamily Housing Council (which we refer to as the “NMHC”) and the National Apartment Association (which we refer to as the “NAA”), is expected to reach 4.6 million new apartments by 2030. The NMHC estimates that 325,000 new apartments must be built annually through 2030 to meet new demand. Additionally, according to the MBA, multifamily loan originations by all lenders are estimated to have increased by 7% to $364 billion in 2019. The MBA expects this same figure to increase by another 9% in 2020.We expect these trends will support continued growth for our real estate capital markets business, which provides integrated investment sales, mortgage brokerage, GSE/FHA lending, and loan servicing capabilities.
Trend Toward Outsourcing of Commercial Real Estate Services. Outsourcing of real estate-related services has reduced both property owner and tenant costs, which has spurred additional demand for real estate. We believe that the more than $225 billion global revenue opportunity includes a large percentage of companies and landlords that have not yet outsourced their commercial real estate functions, including many functions offered by our management services businesses. Large corporations are focused on consistency in service delivery and centralization of the real estate function and procurement to maximize cost savings and efficiencies in their real estate portfolios. This focus tends to lead them to choose full-service providers like Newmark, where customers can centralize service delivery and maximize cost reductions. Our GCS business was specifically designed to meet these objectives through the development of high value-add client-embedded technology, expert consultants and transaction execution. For those companies and landlords who do not outsource, we consult with them and implement software to facilitate self-management more efficiently. This technology produces licensing and consulting revenues, allows us to engage further with these clients and positions us for opportunities to provide transaction and management services to fulfill their needs.
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
Growing our Business with a Proven Ability to Attract Talent. Our business is continuing to grow and we believe we have an exceptional ability to identify, acquire or hire, and integrate high-performing companies and individuals. From December 31, 2017 through December 31, 2019, we have grown our revenues by 38.9%, and our average revenue per producer by 11.0%. This growth is underpinned by our ability to attract and retain top talent in the industry. Many high-performing professionals are attracted to our technology capabilities, entrepreneurial culture and emphasis on cross-selling.
Deeply Embedded, Industry-Leading Technology. Our advanced technology differentiates us in the marketplace by harnessing the scale and scope of our data derived from billions of square feet of leased real estate. Our technology platform is led by our innovative VISION™ business intelligence products. This software combines powerful business intelligence, reporting and analytics, allowing clients to more efficiently manage their real estate portfolios. In 2019, Newmark acquired

Workframe, Inc. (“Workframe”) which is a collaboration platform that we believe will help our brokers better service their clients. In addition to generating revenue from software licenses and user agreements, we believe our technology solutions encourage customers to use Newmark to execute capital markets and leasing transactions, as well as other recurring services. Our N360 custom mobile tools provide access to our research, demographics and notifications about various property related events. This allows us to facilitate more timely dissemination of critical real estate information to our clients and professionals spread throughout a diverse array of markets. To maintain our competitive advantage in the marketplace, we employ dedicated, in-house technology professionals and consultants who continue to improve existing software products as well as develop new innovations. We will continue to aggressively develop and invest in technology with innovations in this area, which we believe will drive the future of real estate corporate outsourcing.
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
Strong Financial Position to Support High Growth. We generate significant earnings and strong and consistent cash flow that we expect to fuel our future growth. For the 12-month period ended December 31, 2019, we generated revenues of approximately $2.2 billion, representing year-over-year growth of 8.3%. We intend to maintain a strong balance sheet, and our separation from BGC Partners provides us with a “pure play” and more effective acquisition currency through our listed equity securities that will allow us to continue to grow our market share as we accretively acquire companies, develop and invest in technology and add top talent across our platform. Further, we believe that our capital position will be strengthened by our expected receipt of up to 7.9 million shares of common stock of Nasdaq, Inc. (which we refer to as “Nasdaq”) to be paid ratably over approximately 8 years in connection with the eSpeed sale (See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Nasdaq Monetization Transactions.”). In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares we received in 2019 and shares to be received in each of 2020, 2021 and 2022. Based on the closing share price of Nasdaq as of December 31, 2019, the Nasdaq shares to be received from 2020 through 2027 are expected to generate $638.0 million of proceeds. See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Nasdaq Monetization Transactions.” With our future earnings potential, strong balance sheet and standalone equity currency, we believe we are well positioned to make future hires and acquisitions and to profitably grow our market share.
Employee Ownership and Equity-Based Compensation Yields Multiple Benefits. Unlike many of our peers, virtually all of our key executives and revenue-generating employees have partnership and/or equity stakes in our company. Certain executive officers and Newmark partners have, and continue to receive, either limited partnership interests in Newmark Holdings or restricted stock units. We believe this aligns our employees and management with shareholders and encourages a collaborative culture that drives cross-selling and improves revenue growth. Additionally, we believe that our use of equity-based compensation reduces recruitment costs by encouraging retention, as unvested equity stakes are subject to redemption or forfeiture in the event that employees leave the firm to compete with Newmark. We believe that this strong emphasis on equity-based compensation promotes an entrepreneurial culture that enables us to attract and retain key producers in key markets and services.
Strong and Experienced Management Team. We have dozens of executives and senior managers who have significant experience with building and growing industry-leading businesses and creating significant value for stakeholders. Management is heavily invested in Newmark’s success, supporting strong alignment with shareholders. We believe our deep bench of talent will allow us to significantly increase the scale of Newmark as we continue to invest in our platforms. Our Chairman, Howard Lutnick, has more than 35 years of financial industry experience at BGC Partners and Cantor. He was instrumental in the founding of eSpeed in 1996, its initial public offering in 1999, and its merger with and into BGC Partners in 2008. In 2013, he negotiated the sale of eSpeed, which generated just under $100 million in annual revenues, to Nasdaq for over $1.2 billion. See “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Nasdaq Monetization Transactions.” Barry Gosin has served as Chief Executive Officer of Newmark since 1979 and has successfully guided the Company’s significant expansion since 2011. Mr. Gosin spearheaded our merger with BGC Partners in 2011 and has received the Real Estate Board of New York’s “Most Ingenious Deal of the Year” award on three separate occasions. In addition, Michael Rispoli, our Chief Financial Officer, and Stephen M. Merkel, our Executive Vice President and Chief Legal Officer,

along with our other senior management, collectively have decades of experience in the financial and real estate services industries.
Our Differentiated Business Growth Strategy
Set forth below are the key components of our differentiated business growth strategy:
Profitably Hire Top Talent and Accretively Acquire Complementary Businesses. Building on our management team’s proven track record, our retentive compensation structure, our high-growth platform and our equity currency, we intend to opportunistically hire additional producers and acquire other firms, services and products to strengthen and enhance our broad suite of offerings. We expect this growth to deepen our presence in our existing markets and expand our ability to service existing and new clients.
Actively Cross-Sell Services to Increase Revenue and Expand Margins. We expect the combination of our services and products to generate substantial revenue synergies across our platforms, increase revenues per producer and expand margins. To complement and drive future growth opportunities within our GCS business, we are leveraging our capabilities in providing innovative front-end real estate technology solutions to complement and cross-sell other corporate services to those clients, including leasing services, project management, facilities management and lease administration services. Furthermore, in capital markets we can leverage relationships with institutional owners of real estate to provide investment sales, debt and equity, agency leasing and property management. In particular, the combination of our leading multifamily debt origination provider with our top-two multifamily investment sales business for the year ended December 31, 2019, and Newmark’s fast growing commercial mortgage business is an opportunity for strong loan originations and cross-selling opportunities across the multifamily market. We expect this to also expand our more than $60 billion servicing portfolio.
Incentivize and Retain Top Talent Using Equity-based Compensation. Unlike many of our peers, virtually all of our key executives and producers have partnership and/or equity stakes in our company and receive deferred equity, restricted stock units or Newmark Holdings units as part of their compensation. A significant percentage of Newmark’s fully diluted shares are owned by our executives, partners and employees. Our ownership stakes provide effective tools to recruit, motivate and retain our key employees.
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
Opportunity to Grow Global Footprint. In 2019, less than 2.4% of our revenues were from international sources, while our largest, full-service, U.S.-listed competitors earned approximately 20-30% of their revenues outside the Americas, for the most recent twelve-month periods reported, excluding investment management. We believe that our successful history of acquiring businesses across the U.S. and making profitable hires across our business lines demonstrate our ability to increase revenues in North America and grow substantially through acquisitions and hiring globally. We recently completed our first European acquisition, London-based Harper Dennis Hobbs, which is complementary to our retail leasing business in North America. Currently, we facilitate servicing most of our clients’ needs outside of the Americas through our alliance with London-based Knight Frank LLP (which we refer to as “Knight Frank”) and other third-party service providers.
Nasdaq Transaction and Nasdaq Monetizations
On June 28, 2013, BGC Partners sold eSpeed to Nasdaq in the Nasdaq Transaction. The total consideration paid or payable by Nasdaq included an earn-out of up to 14,883,705 shares of common stock of Nasdaq to be paid ratably over 15 years after the closing of the Nasdaq Transaction, provided that Nasdaq produces at least $25 million in gross revenues for the applicable year. Nasdaq generated gross revenues of approximately $4.3 billion in 2019. The right to receive the remainder of the Nasdaq payment was transferred from BGC Partners to us beginning in the third quarter of 2017. We have recorded gains related to the Nasdaq payments of $87 million in 2018 and $113.9 million in 2019 and expect our future results to include the additional approximately 7.9 million Nasdaq shares to be received over time. In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares we received in 2019 and shares to be received in each of 2020, 2021 and 2022.
See “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations - Nasdaq Monetization Transactions.”
Our Knight Frank Partnership
We offer services to clients on a global basis. In 2005, we partnered with London-based Knight Frank in order to enhance our ability to provide best-in-class local service to our clients, throughout the world. Knight Frank, operates out of over 500 offices across Europe, the Middle East, Asia, Australia and Africa. Outside of the Americas, we generally collaborate with Knight Frank to ensure that our clients have access to local expertise and to highly-skilled professionals in the locales where they choose to transact. We expect that our cross-selling efforts with Knight Frank will lead to continued growth.
While we have the right to expand our international operations, we may be subject to certain short-term contractual restrictions due to our existing agreement with Knight Frank which was extended, effective on December 28, 2017 for a three-year period with a 90-day mutual termination right. The agreement restricts the parties from operating a competing commercial real estate business in the other party’s areas of responsibility. Our areas of responsibility are North America and South America. Knight Frank’s areas of responsibility are the Asia-Pacific region, Europe, the Middle East and Africa.
Our Domestic and Latin American Real Estate Services Alliances
In certain smaller markets in the United States and in countries in Latin America in which we do not maintain owned offices, we have agreements in place to operate on a collaborative and cross-referral basis with certain independently-owned offices in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. We do not derive a significant portion of our revenue from these relationships. These independently-owned offices generally use some variation of our branding in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently-owned offices, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where our business does not have a physical presence.

Industry Recognition
As a result of our experienced management team’s ability to skillfully grow the Company, we have become a nationally recognized brand. Over the past several years, we have consistently won a number of U.S. industry awards and accolades, been ranked highly by third-party sources and significantly increased our rankings, which we believe reflects recognition of our performance and achievements. For example:

•	Ranked #4 Top Brokerage Firm, Commercial Property Executive, 2019;

•	Ranked #1 Top Sales Firm, Commercial Property Executive, 2019

•	Ranked #4 Top Brokers in Sales of Office Properties, Real Estate Alert, 2019;

•	Ranked #2 Top Brokers of Multifamily Properties, Real Estate Alert, 2019;

•	Ranked #4 Top Overall Brokers, Real Estate Alert, 2019

•	Ranked #4 Top Retail Brokers, Real Estate Alert, 2019

•	Ranked #1 Brokerage Firm in Manhattan by Retail Deal Volume, outpacing its closest competitor by nearly 40 percent, The Real Deal, 2019

•	Ranked #2 Top Apartment Brokers of the Top 25 in Investment Volume, Real Capital Analytics Survey, 2019;

•	Ranked #5 Top Brokers of the Top 25 in Investment Volume, Real Capital Analytics Survey, 2019;

•	Ranked #4 Top Office Brokers of the Top 25 in Investment Volume, Real Capital Analytics Survey, 2019;

•	Ranked #4 Multifamily Freddie Mac Optigo® lender in 2019 by the agency, up from #10 in 2013, the year before we acquired this business;

•	Ranked #1 Seniors Housing Freddie Mac Optigo® in 2019 by the agency

•	Ranked among The Best of The Global Outsourcing 100® by the International Association of Outsourcing Professionals, 2019, for the 10th consecutive year

•	Ranked #4 New York’s Largest Commercial Property Managers, Crain’s New York Business, 2019; and

•	Winner of 16 REBNY Deal of the Year Awards in the last 15 Years, Real Estate Board of New York.
Clients
Our clients include a full range of real estate owners, occupiers, tenants, investors, lenders and multi-national corporations in numerous markets, including office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage, land, condominium conversions, subdivisions and special use. Our clients vary greatly in size and complexity, and include for-profit and non-profit entities, governmental entities and public and private companies. For the year ended December 31, 2019, our top 10 clients, collectively, accounted for approximately 7.6% of our total revenue on a consolidated basis, and our largest client accounted for less than 1.1% of our total revenue on a consolidated basis.
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
Competition
We compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, owner-occupier, property and agency leasing, property sales, valuation, capital markets (equity and debt) solutions, GSE lending and loan servicing and development services. Each business discipline is highly competitive on a local, regional, national and global level. Depending on the geography, property type or service, we compete with other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our real estate management services business and have recently expanded their offerings. These competitors include companies such as Aramark, ISS A/S and ABM Industries. We also compete with in-house corporate real estate departments, developers, institutional lenders, insurance companies, investment banking firms, investment managers and accounting and consulting firms in various parts of our business. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms that are smaller than us, some of these competitors are more entrenched than us on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Inc., Cushman & Wakefield plc, Savills Studley, Inc., and Colliers International Group, Inc. In addition, more specialized firms like Marcus & Millichap Inc., Eastdil Secured LLC and Walker & Dunlop, Inc. compete with us in certain service lines.
Seasonality
Due to the strong desire of many market participants to close real estate transactions prior to the end of a calendar year, our business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. For the full year ended 2019, we earned approximately 20% of our revenues in the first quarter and 29% of our revenues in the fourth quarter, while the comparable figures were 21% and 31%, respectively, in 2018.
Partnership and Equity Overview
We expect many of our key brokers, salespeople and other professionals to have a substantial amount of their own capital invested in our business, aligning their interests with those of our stockholders. We control the general partner of Newmark Holdings. The limited partnership interests in Newmark Holdings consist of: (i) a special voting limited partnership interest held by us; (ii) exchangeable limited partnership interests held by Cantor; (iii) founding/working partner interests held by founding/working partners; (iv) limited partnership units, which consist of a variety of units that are generally held by employees such as REUs, RPUs, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, AREUs, ARPUs and NPSUs; and (v) Preferred Units, which are working partner interests that may be awarded to holders of, or contemporaneous with, the grant of certain limited partnership units. See “Our Organizational Structure.”

While Newmark Holdings limited partnership interests generally entitle our partners to participate in distributions of income from the operations of our business, upon leaving Newmark Holdings (or upon any other purchase of such limited partnership interests), any such partners will only be entitled to receive over time, and provided he or she does not violate certain partner obligations, an amount for his or her Newmark Holdings limited partnership interests that reflects such partner’s capital account or compensatory grant awards, excluding any goodwill or going concern value of our business unless Cantor, in the case of the founding partners, and we, as the general partner of Newmark Holdings, otherwise determine. Our partners will be able to receive the right to exchange their Newmark Holdings limited partnership interests for shares of our Class A common stock (if, in the case of founding partners, Cantor so determines and, in the case of working partners and limited partnership unit holders, we, as the Newmark Holdings general partner, with Cantor’s consent, determine otherwise) and thereby realize any higher value associated with our Class A common stock. We believe that employee equity ownership creates a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues and profitability. See “Our Organizational Structure” and “Item 1A-Risk Factors-Risks Related to Our Relationship with Cantor and Its Respective Affiliates.”
Relationship with Cantor
See “Item 1A-Risk Factors-Risks Related to Our Relationship with Cantor and Its Respective Affiliates.”
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
We are required to meet and maintain various eligibility criteria from time to time established by the GSEs and HUD, as well as applicable state and local licensing agencies, to maintain our status as an approved lender. These criteria include minimum net worth, operational liquidity and collateral requirements, and compliance with reporting requirements. We also are required to originate our loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines from time to time established by the GSEs and HUD. For additional information, see “Item-1A-Risk Factors-Risks Related to Our Business-Regulatory/Legal-The loss of relationships with the GSEs and HUD would, and changes in such relationships could, adversely affect our ability to originate commercial real estate loans through such programs. Compliance with the minimum collateral and risk-sharing requirements of such programs, as well as applicable state and local licensing agencies, could reduce our liquidity.”
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s consolidated financial statements. As of December 31, 2019, Newmark has met all capital requirements. As of December 31, 2019, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $299.9 million.
Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing Program (“TAH”). These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of December 31, 2019, Newmark has met all liquidity requirements.
In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2019 and 2018, outstanding borrower advances were approximately $257 thousand and $164 thousand, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.
In order to continue our business in our current structure, we and Newmark Holdings must not be deemed investment companies under the Investment Company Act. We intend to take all legally permissible action to ensure that such entities not be subject to such act. For additional information, see “Item 1A-Risk Factors-Risks Related to Our Corporate and Partnership Structure-If we or Newmark Holdings were deemed an “investment company” under the Investment Company Act, the Investment Company Act’s restrictions could make it impractical for us to continue our business and structure as contemplated and could materially adversely affect our business, financial condition, results of operations and prospects.”
Employees -
As of December 31, 2019, we had more than 5,600 employees, including more than 1,800 revenue-generating producers in over 137 offices in 105 cities.
As of December 31, 2019, we had 1,092 employees that were fully reimbursed by our property management or facilities management clients to whom we provide services and pass through such employee expense.
Generally, our employees are not subject to any collective bargaining agreements, except for certain employees that are reimbursed by our property management or facilities management clients.
Environmental, Social and Governance Matters (ESG/Sustainability)
Our Fundamental Values and Employee Ownership
Newmark is an organization built on strong values and employee engagement and ownership. At our core, we are committed to our employees by providing an opportunity to participate in our success. Unlike many companies, virtually all of our employees have the opportunity to be granted an equity stake in our company. At year end 2019, our employees, executive officers and independent directors owned approximately 27% of our outstanding Class A common stock on a fully diluted basis. Because of this unique ownership, we have an entrepreneurial culture that allows us to attract and retain key producers and support staff in all of our markets. Our people, then, are at the core of all that we do and set the tone for our business. This relationship with our people aligns our employees and management with shareholders and encourages a collaborative and entrepreneurial culture that informs every decision.
Never has this commitment been so clear as in our charity work. Newmark actively encourage our brokers and employees to support the communities in which we live and operate through volunteerism and philanthropy. In 2019, Newmark supported over 300 different charities across its locations, including national organizations such as the American Red Cross, Cystic Fibrosis Foundation and the National Multiple Sclerosis Society and hundreds of local charities including Los Angeles Waterkeeper, Junior Achievement of Chicago, Fund for the Boston Public Library, Children's Hospital of Philadelphia, Carnival Memphis Education Fund, Dallas CASA and the New York City Police Foundation. Our brokers and employees joined together nationwide to build homes with Habitat for Humanity, run in multiple fundraising races, donate food clothing and services through organizations like the G Family Foundation in Plano, Texas and support communities struggling with natural disasters through Hope for Haiti and Butte County Wildfires.

We also support victims of disasters. In January 2019, more than 200 volunteers from Newmark and its affiliates, in conjunction with the Cantor Fitzgerald Relief Fund, along with many of our friends from the New York community and clients from Banco Santander and Scotiabank, traveled to Puerto Rico to aid in its recovery from Hurricanes Irma and Maria. This operation distributed $4 million in $1,000 Payoneer® prepaid cards to thousands of families still suffering from the devastation.
These are our values in action.
We believe in hard work, innovation, superior client service, strong ethics and governance, and equal opportunities, and have a passionate commitment to community service and charity. We believe these values foster sustainable, profitable growth. We strive to be exemplary corporate citizens and honor strong ethical principles in our interactions with other businesses, with our employees and with the communities in which we live and work. We take our role in corporate social responsibility and sustainability seriously: we want to contribute to the common good.
Employee Benefits, Diversity and Equal Opportunity
Our employees are incentivized through our commitment to employee equity ownership throughout our company, across the globe. We provide comprehensive and competitive benefits to protect the health, well-being and financial security of our employees.  We also train and support our employees so they can maximize their potential.
We believe in equal opportunity. We consider all qualified applicants for job openings and promotions without regard to race, color, religion, gender, sexual orientation, gender identity, national origin or ancestry, age, disability, service in the armed forces, or any other characteristic that has no bearing on the ability of employees to do their jobs well.
As a global enterprise with offices more than 105 cities, we are diverse in many ways. We seek to further diversify our workplaces through our recruitment and retention. We honor this commitment through programs like our Network of Women, which supports the recruitment, development and retention of women across our organization.
We are helping to shape future leaders from a wide variety of backgrounds. Initiatives include membership and active participation in the Mortgage Bankers Association Path to Diversity Scholarship Program and sponsorship of the Summer Enrichment and Analyst Development Programs run by Artemis Real Estate Partners - a female-owned financial firm with a strong track record in fostering diversity. In addition, we are a proud co-leader of the Women’s Empowerment, Leadership and Diversity Chapter within the International Association of Outsourcing Professionals. We further participate in job fairs and job boards that are focused on reaching a diverse applicant pool.
We are an investor in a commercial real estate services firm that operates as E Smith Advisors.  E Smith Advisors is a certified minority-owned business enterprise offering a wide variety of real estate services in the U.S.
 Corporate Governance
We are committed to independent oversight of our businesses through dynamic and rigorous governance structures and procedures. Our independent Board of Directors meets frequently and consists of a majority of independent directors.  We have a group of capable, active and qualified directors who serve on our board and all committees. Our independent directors are a diverse group, with our independent Audit and Compensation Committees consisting of 25% women and 25% persons of color. By cultivating a dynamic mix of people and ideas, we enrich the performance of our businesses, the experience of our increasingly diverse employee base, and the condition of our communities.
Our Code of Ethics and Whistleblower Policy
Our corporate values and strong policies and procedures regarding ethics, conflicts of interests, related party transactions and similar matters are contained in our Code of Business Conduct and Ethics (the “Code of Ethics”). This commitment applies to members of our Board of Directors, executive officers, other officers and our other covered employees globally.  The Code of Ethics is circulated in local languages and training and certifications are conducted annually for all employees. We have a policy regarding reporting of complaints overseen by our Audit Committee. Employees are reminded annually, and we honor a culture of investigation, confidentiality and non-retaliation.
Our Environmental Focus

We are focused on the environment and recognize the importance of treating our natural resources with the greatest respect, so that they are available to future generations. We also understand the impact commercial real estate can have on the health of the environment. That is why we encourage sustainable building practices, and in our Global Corporate Services business, recommend strategies to maximize energy efficiency, recycle materials and limit waste.  These goals apply to Newmark’s own offices as well as to the work we do for our clients, whether in selecting a location, building out space or managing an asset. In our own workplaces, we are studying how to make a contribution to state, national and global environmental initiatives. As part of this, Newmark is considering how to minimize our future carbon footprint when planning office renovations.
     To learn more about all of these initiatives and many more, please refer to the ESG section of our website at www.ngkf.com/esg for further information on environmental, social and governance matters.  You will also find our Code of Ethics, whistleblower information, governance polices and charters and other sustainability and ESG policies and initiatives on our website. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.
Legal Proceedings
See the discussion of Legal Proceedings contained in “Note 31 - Commitments and Contingencies” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.
OUR ORGANIZATIONAL STRUCTURE
Our Restructuring
We are Newmark Group, Inc., a Delaware corporation. We were formed as NRE Delaware, Inc. on November 18, 2016 and changed our name to Newmark Group, Inc. on October 18, 2017. We were formed for the purpose of becoming a public company conducting the operations of BGC Partners’ Real Estate Services segment, including Newmark and Berkeley Point. In December 2017, Newmark completed its initial public offering (the “IPO”) of 23 million shares of Newmark Class A common stock at an initial public offering price of $14.00 per share. Prior to the IPO, Newmark was a wholly-owned subsidiary of BGC Partners.
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

•
Concurrently with the Separation and Contribution, we entered into the transactions described under “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations-Separation, Initial Public Offering, and Spin-Off.”

•
In March 2018, BGC Partners made an additional investment in us as described under “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations- Separation, Initial Public Offering, and Spin-Off-BGC Partners March 2018 Investment by BGC.”

•	The types of interests in Newmark, Newmark Holdings and Newmark OpCo outstanding following the completion of these transactions are described under “Current Organizational Structure.”
The Separation and Contribution
Prior to the completion of the IPO, pursuant to the Separation and Distribution Agreement (as defined below), members of the BGC Group transferred to us substantially all of the assets and liabilities of the BGC Group relating to BGC Partners’ Real Estate Services segment, including Newmark, Berkeley Point and the right to receive the remainder of the Nasdaq Earn-out. For a description of the Nasdaq Earn-out, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Nasdaq Monetization Transactions.” Prior to the Separation, the BGC Group held all of the historical assets and liabilities related to our business.
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
Assumption and Repayment of Indebtedness
For a description of Newmark’s assumption and repayment of certain indebtedness prior to the Spin-Off, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Separation, Initial Public Offering, and Spin-Off-Debt Repayments and Credit Agreements.”
BGC Partners March 2018 Investment
On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16,606,726 newly issued exchangeable limited partnership units of Newmark Holdings for an aggregate investment of approximately $242.0 million. The price per unit was based on the $14.57 closing price of Newmark Class A common stock on March 6, 2018 as reported on the NASDAQ Global Select Market. These units were exchangeable, at BGC Partners’ discretion, into either shares of Newmark Class A common stock or Newmark Class B common stock, par value $0.01 per share. Following such issuance, BGC Partners owned 83.4% of the 138.6 million shares of Newmark Class A common issued and outstanding and 100% of the 15.8 million issued and outstanding shares of Newmark Class B common stock, in each case as of March 7, 2018.
Separation and Distribution Agreement
For a description of the Separation and Distribution Agreement, see “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Separation, Initial Public Offering, and Spin-Off-Separation and Distribution and Related Agreements.”
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

In the aggregate, BGC distributed 131,886,409 shares of Newmark Class A common stock and 21,285,537 shares of Newmark Class B common stock to BGC’s stockholders in the Spin-Off. These shares of Newmark common stock collectively represented approximately 94% of the total voting power and approximately 87% of the total economics of Newmark outstanding common stock, in each case as of the Distribution Date.
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
Prior to the Spin-Off, 100% of the outstanding shares of our Class B common stock were held by BGC. Because 100% of the outstanding shares of BGC Class B common stock were held by Cantor and CFGM as of the Record Date, 100% of the outstanding shares of our Class B common stock were distributed to Cantor and CFGM in the Spin-Off. As of the Distribution Date, shares of our Class B common stock represented 57.8% of the total voting power of the outstanding Newmark common stock and 12.1% of the total economics of the outstanding Newmark common stock. Cantor is controlled by CFGM, its managing general partner, and, ultimately, by Howard W. Lutnick, who serves as Chairman of Newmark. Mr. Lutnick is also the Chairman of the Board of Directors and Chief Executive Officer of BGC Partners and Cantor and the Chairman and Chief Executive Officer of CFGM, as well as the trustee of an entity that is the sole shareholder of CFGM. Stephen M. Merkel, our Executive Vice President and Chief Legal Officer, serves as Executive Vice President General Counsel and Assistant Secretary of BGC Partners, and is employed as Executive Managing Director, General Counsel and Secretary of Cantor.
Current Organizational Structure
As of December 31, 2019, there were 160,833,463 shares of Newmark Class A common stock issued and 156,265,461 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of December 31, 2019, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM as of December 31, 2019, represented approximately 57.7% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of December 31, 2019, we directly held Newmark OpCo limited partnership interests consisting of approximately 84,793,735 units representing approximately 32.3% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.
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
Each unit of Newmark Holdings limited partnership interests held by Cantor and CFGM is generally exchangeable with us for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the exchange ratio.
As of December 31, 2019, 5,196,108 founding/working partner interests were outstanding. These founding/working partners were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires such interests from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.
Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.
As of December 31, 2019, 60,542,471 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.
The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of December 31, 2019, the exchange ratio was 0.9400.
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
The following diagram illustrates the ownership structure of Newmark as of December 31, 2019. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF DECEMBER 31, 2019

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 12.0% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 88.0% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 74.4% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 25.6% of the voting power in Newmark.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2019 through December 31, 2019 as follows: (a) an aggregate of 13,813,204 limited partnership units granted by Newmark Holdings; (b) 625,597 shares of Newmark Class A common stock repurchased by us; (c) 10,222 shares of Newmark Class A common stock forfeited; (d) 278,181 shares of Newmark Class A common stock issued for vested restricted stock units; (e) 364,412 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 19,634,588 of such shares remaining available for issuance by us under such Registration Statement; (h) 2,432,213 terminated limited partnership units; and (i) 136,108 purchased limited partnership units.

ITEM 1A.    RISK FACTORS

An investment in shares of our Class A common stock or our 6.125% Senior Notes involves risks and uncertainties, including the potential loss of all or a part of your investment. The following are important risks and uncertainties that could affect our business, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Before making an investment decision to purchase our common stock or our 6.125% Senior Notes, you should carefully read and consider all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included herein. The occurrence of any of the following risks or additional risks and uncertainties that are currently immaterial or unknown could materially and adversely affect our business, financial condition, liquidity, result of operations, cash flows or prospects.

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

Investor allocations to U.S. commercial real estate continue to rise, supporting a robust capital markets environment. According to Real Capital Analytics (which we refer to as “RCA”), U.S. commercial property market pricing for all property types increased 8% in 2019, though investment sales volume moderated 2% on weaker hotel and retail volumes. While the upcoming 2020 U.S. election poses a near-term risk, we believe that market fundamentals are strong and risk-adjusted returns remain attractive. While we expect these favorable market conditions to continue, there can be no assurance that this will occur.
Business Concentration Risks
Our business is generally geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.
Our current business operations are primarily located in the United States, with some business operations in Canada and Latin America and in the U.K. due to a recent acquisition. While we are expanding our business to new geographic areas, and operate internationally through our alliance with Knight Frank and recently acquired offices in certain jurisdictions, we are still highly concentrated in the United States. Because we derived substantially all of our total revenues on a consolidated basis for the year ended December 31, 2019 from our operations in the United States, we are exposed to adverse competitive changes and economic downturns and changes in political conditions domestically. If we are unable to identify and successfully manage or mitigate these risks, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.
The concentration of business with institutional owners and corporate clients can increase business risk, and our business can be adversely affected due to the loss of certain of these clients.
We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from developing recurring business from performing an increasingly broad range of services for the same client. Although our client portfolio is currently highly diversified-for the year ended December 31, 2019, our top 10 clients, collectively, accounted for approximately 7.6% of our total revenue on a consolidated basis, and our largest client accounted for approximately 1.1% of our total revenue on a consolidated basis. As we grow our business, relationships with certain institutional owners and corporate clients may increase, and our client portfolio may become increasingly concentrated. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks if, among other possibilities, any such client;

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
We compete to provide a variety of services within the commercial real estate industry. Each of these business disciplines is highly competitive on a local, regional, national and global level. We face competition not only from other national real estate service companies, but also from global real estate services companies, boutique real estate advisory firms, and consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, commercial banks, investment managers and accounting firms, some of which may have greater financial resources than we do. Although many of our competitors are local or regional firms that are substantially smaller than we are, some of our competitors are substantially larger than us on a local, regional, national or international basis and have similar service competencies to ours. Such competitors include CBRE Group, Inc., Jones Lang LaSalle Inc., Cushman & Wakefield plc, Savills Studley, Inc., and Colliers International Group, Inc. In addition, more specialized firms like Marcus & Millichap Inc., Eastdil Secured LLC and Walker & Dunlop, Inc. compete with us in certain product offerings. Our industry has continued to consolidate, and there is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. See “Item 1-Business-Competition.” In general, there can be no assurance that we will be able to continue to compete effectively with respect to any of our commercial real estate business lines or on an overall basis, to maintain current commission and fee levels or margins, or to maintain or increase our market share.
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
Because of significant competition in our market, our strategy is to broker more transactions, manage more properties, increase our share of existing markets and seek out new clients and markets. We may face enhanced risks as these efforts to expand our businesses result in our transacting with a broader array of clients and expose us to new products and services and markets. Pursuing this strategy may also require significant management attention and hiring expense and potential costs and liability in any litigation or arbitration that may result. We may not be able to attract new clients or brokers, salespeople, managers, or other professionals or successfully enter new markets. If we are unable to identify and successfully exploit new product, service and market opportunities, our business, financial condition, results of operations and prospects could be materially adversely affected.
We may pursue strategic alliances, acquisitions, dispositions, joint ventures or other growth opportunities (including hiring new brokers and other professionals), which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, and such competition may limit our number of strategic alliances, acquisitions, joint ventures and other growth opportunities (including hiring new brokers and other professionals).
We have explored a wide range of strategic alliances, acquisitions and joint ventures with other real estate services firms, including maintaining or developing relationships with independently owned offices, and with other companies that have interests in businesses in which there are brokerage, management or other strategic opportunities. These arrangements, including our alliance with Knight Frank, may be terminable by either party or may be subject to amendment. We continue to evaluate and potentially pursue or amend possible strategic alliances, acquisitions, dispositions, joint ventures and other growth opportunities (including hiring new brokers and other professionals). Such transactions may be necessary in order for us to enter into or develop new products or services or markets, as well as to strengthen our current ones.
Strategic alliances, acquisitions, dispositions, joint ventures and other growth opportunities (including hiring new brokers and other professionals) specifically involve a number of risks and challenges, including:

•	potential disruption of our ongoing business and product, service and market development and distraction of management;

•	difficulty retaining and integrating personnel and integrating administrative, operational, financial reporting, internal control, compliance, technology and other systems;

•	the necessity of hiring additional managers and other critical professionals and integrating them into current operations;

•	increasing the scope, geographic diversity and complexity of our operations;

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

•	the risks relating to integrating accounting and financial systems and accounting policies and the related risk of having to restate our historical financial statements;

•	potential dependence upon, and exposure to liability, loss or reputational damage relating to systems, controls and personnel that are not under our control;

•	addition of business lines in which we have not previously engaged;

•	potential unfavorable reaction to our strategic alliance, acquisition, disposition or joint venture strategy by our customers, counterparties, and employees;

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

•
reduction in availability of financing due to tightened credit markets or credit ratings downgrades or defaults by us, in connection with strategic alliances, acquisitions, dispositions, joint ventures and other growth opportunities;

•	a significant increase in the level of our indebtedness in order to generate cash resources that may be required to effect acquisitions;

•
dilution resulting from any issuances of shares of our Class A common stock or limited partnership units in connection with strategic alliances, acquisitions, joint ventures and other growth opportunities in the event that these arrangements are amended or terminated;

•	a reduction of the diversification of our business resulting from any dispositions;

•	the necessity of replacing certain functions that are sold in dispositions;

•	the cost of rebranding and the impact on our market awareness of dispositions;

•	adverse effects on our liquidity as a result of payment of cash resources and/or issuance of shares of our Class A common stock or limited partnership units;

•	the impact of any reduction in our asset base resulting from dispositions on our ability to obtain financing or the terms thereof; and

•	a lag in the realization of financial benefits from these transactions and arrangements.
We face competition for acquisition targets, which may limit our number of acquisitions and growth opportunities and may lead to higher acquisition prices or other less favorable terms. Our recent acquisitions in the U.K. and expansion in Latin America have required compliance and other regulatory actions. To the extent that we choose to continue to grow internationally from acquisitions, strategic alliances, joint ventures or other growth opportunities, we may experience additional expenses or obstacles, including the short-term contractual restrictions contained in our agreement with Knight Frank, which such agreement could both affect and be affected by such choice. See “Item 1-Business-Our Knight Frank Partnership.” There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational or financial difficulties.
Any future growth will be partially dependent upon the continued availability of suitable transactional candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity and credit to fund these transactions. Future transactions and any necessary related financings also may involve significant transaction-related expenses, which include payment of break-up fees, assumption of liabilities, including compensation, severance, lease termination, and other restructuring costs, and transaction and deferred financing costs, among others. In addition, there can be no assurance that such transactions will be accretive or generate favorable operating margins. The success of these transactions will also be determined in part by the ongoing performance of the acquired companies and the acceptance of acquired employees of our equity-based compensation structure and other variables which may be different from the existing industry standards or practices at the acquired companies.
We will need to successfully manage the integration of recent acquisitions and future growth effectively. The integration and additional growth may place a significant strain upon our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Our ability to grow depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our management, administrative, operational, financial reporting, compliance and other control systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative, operational, financial reporting, and compliance and other control infrastructure. Additionally, managing future growth may be difficult due to our new geographic locations, markets and business lines. As a result of these risks and challenges, we may not realize the full benefits that we anticipate from strategic alliances, acquisitions, joint ventures or other growth opportunities. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all. Any failure to manage the integration of acquisitions and other growth opportunities effectively could have a material adverse effect on our business, financial condition, results of operations and prospects.
From time to time, we may also seek to dispose of portions of our business, or otherwise reduce our ownership or minority investments in other businesses, each of which could materially affect our cash flows and results of operations. Dispositions involve significant risks and uncertainties, such as the ability to sell such businesses on satisfactory price and terms and in a timely manner (including long and costly sales processes and the possibility of lengthy and potentially unsuccessful attempts by a buyer to receive required regulatory approvals), or at all, disruption to other parts of the businesses and distraction of management, loss of key employees or customers, exposure to unanticipated liabilities or ongoing obligations to support the businesses following such dispositions. In addition, if such dispositions are not completed for any reason, the market price of our Class A common stock may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a decline in the market price of our Class A common stock. As a result of these factors, any disposition (whether or not completed) could have a material adverse effect on our business, financial condition, results of operations and prospects.
Regulatory/Legal; Environmental Liabilities; Sustainability
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
In our property and facilities management business, we hire and supervise third-party contractors to provide services for our managed properties. We may be subject to claims for defects, negligent performance of work or other similar actions or omissions by third parties we do not control. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property or facilities manager or project manager, even if we have technically disclaimed liability as a contractual matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship. While these liabilities have been insignificant in the past, there is no assurance that this will continue to be the case.
Because we employ large numbers of building staff in facilities that we manage, we face risk in potential claims relating to employment injuries, termination and other employment matters. While these risks are generally passed back to the building owner, there is no assurance it will continue to be the case.
In connection with a limited number of our facilities management agreements, we have guaranteed that the client will achieve certain savings objectives. In the event that these objectives are not met, we are obligated to pay the shortfall amount to the client. In most instances, the obligation to pay such amount is limited to the amount of fees (or the amount of a subset of the fees) earned by us under the contract, but no assurance can be given that we will be able to mitigate against these payments or that the payments, particularly if aggregated with those required under other agreements, would not have a material adverse effect on our ongoing arrangements with particular clients or our business, financial condition, results of operations or prospects. The percentage of our revenue for the fiscal year ended December 31, 2019 subject to such obligations under our current facilities management agreements is less than 1%. While these liabilities have been immaterial to date, there is no assurance that this will continue to be the case.
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

A U.K. exit from the EU could materially adversely impact our customers, counterparties, businesses, financial condition, results of operations and prospects.
On June 23, 2016, the U.K. held a referendum regarding continued membership in the EU. The exit from the EU is commonly referred to as Brexit. The Brexit vote passed by 51.9% to 48.1%. The U.K. subsequently formally left the EU on January 31, 2020, but its relationship with the bloc will remain in a transition period until December 31, 2020. During this period, the U.K. will, with some exceptions, remain subject to EU law. It will also maintain access to the EU’s single market. If both the U.K. and the EU agree, this transition period may be extended once by up to two years, meaning it could remain in place until December 31, 2022. Such an extension must however be agreed upon before July 1, 2020. The U.K. government has ruled out any extension of the transition period and has legislated for a commitment not to agree to any extension. The government would then only be able to reverse that provision through new legislation.
The U.K. and EU are currently negotiating a trade deal which, once signed, should determine the new bilateral trade relationship going forward. In case no new trade deal is in place by the end of the transition period, absent mitigating legislative measures by individual EU Member States, the trade relationship between the U.K. and the EU would be solely based on World Trade Organization terms. This could hinder current levels of mutual market access. While other trade deals are being considered, for example between the U.K. and the U.S., these may also prove challenging to negotiate and are unlikely to replace or make up for a reduction, if any, in U.K. and EU trade at least in the short term. Further, the terms of a U.K. and EU trade deal may adversely impact the negotiation and terms of such other deals and vice versa.
Given the current uncertainty around the future trade relationship and/or the length of the transition period, the consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU are unknown and unpredictable. Given the lack of comparable precedent, it is unclear what the broader macro-economic and financial implications the U.K. leaving the EU with no agreements in place would have.
As we have recently completed our first European acquisition, London-based Harper Dennis Hobbs, these and other risks and uncertainties could have an adverse effect on our businesses, prospects, financial condition and results of operations.
If we fail to comply with laws, rules and regulations applicable to commercial real estate brokerage, valuation and advisory and mortgage transactions and our other business lines, then we may incur significant financial penalties.
Due to the broad geographic scope of our operations and the commercial real estate services we perform, we are subject to numerous federal, state, local and foreign laws, rules and regulations specific to our services. For example, the brokerage of real estate sales and leasing transactions and other related activities require us to maintain brokerage licenses in each state in which we conduct activities for which a real estate license is required. We also maintain certain state licenses in connection with our lending, servicing and brokerage of commercial and multifamily mortgage loans. If we fail to maintain our licenses or conduct brokerage activities without a license or violate any of the laws, rules and regulations applicable to our licenses, then we may be subject to audits, required to pay fines (including treble damages in certain states) or be prevented from collecting commissions owed, be compelled to return commissions received or have our licenses suspended or revoked.
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
Currently, through our real estate capital markets business we originate a significant percentage of our loans for sale through the GSEs and HUD programs. Berkeley Point Capital LLC, a subsidiary within our real estate capital markets business, is approved as a Fannie Mae DUS lender, a Freddie Mac Program Plus seller/servicer, a Freddie Mac Targeted Affordable Housing Seller, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages, which may be terminated by the applicable GSE or HUD at any time. Although we intend to take all actions to remain in compliance with the requirements of these programs, as well as applicable state and local licensing agencies, the loss of such status would, or changes in our relationships with the GSEs and HUD could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which could have a material adverse effect on our business, financial condition, results of operations and prospects. It could also result in a loss of similar approvals from the

GSEs or HUD. As of December 31, 2019, we exceeded the most restrictive applicable net worth requirement of these programs by approximately $299.9 million, but there is no assurance that this will continue to be the case.
We are subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.
Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority from Fannie Mae to make loans and Fannie Mae’s commitment to purchase such loans, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. Some of the loans that we originate under the Fannie Mae DUS program are subject to reduced levels or no risk-sharing. However, we generally receive lower servicing fees with respect to such loans. Although our real estate capital markets business’s average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans to date, if loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, a material failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.
A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government or the existence of Fannie Mae and Freddie Mac, could have a material adverse effect on our business, financial condition, results of operations and prospects.
Each GSE has been created under a conservatorship established by its regulator, the Federal Housing Finance Agency, since 2008. The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates. There has been significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms. Changes in such forms could eliminate or substantially reduce the number of loans we originate with the GSEs. Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. Such reforms could significantly limit the role of the GSEs in the nation’s housing finance system. Any such reduction in the loans we originate with the GSEs could lead to a reduction in fees related to the loans we originate or service. These effects could cause our real estate capital markets business to realize significantly lower revenues from its loan originations and servicing fees, and ultimately could have a material adverse effect on our business, financial condition, results of operations and prospects.
Environmental regulations may adversely impact our commercial real estate business and/or cause us to incur costs for cleanup of hazardous substances or wastes or other environmental liabilities.
Federal, state, local and foreign laws, rules and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations which impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to some properties. A decrease or delay in such transactions may materially and adversely affect our business, financial condition, results of operations and prospects. In addition, a failure by us to disclose environmental concerns in connection with a real estate transaction may subject us to liability to a buyer/seller or lessee/lessor of property. While historically we have not incurred any significant liability in connection with these types of environmental issues, there is no assurance that this will continue to be the case.
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
Low environmental, social and governance (“ESG”) or sustainability scores could result in reduced holdings or possibly the exclusion of our Class A common shares from consideration by certain investment funds, certain investors or customers.
Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Indeed, many potential customers or investment funds focus on positive ESG business practices and sustainability scores when making investments or business decisions. In addition, certain investors, particularly certain institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s ESG scores as a reputational or other factor in making an investment or business decision. Consequently, low ESG scores could result in exclusion of our Company’s Class A common stock from consideration by certain investment funds, a lowered amount of investments in the Company, reduced business opportunities for the Company, engagement by investors seeking to improve such scores.
We may be adversely affected by the impact of recent income tax regulations.
On December 22, 2017, “H.R.1,” formerly known as the “Tax Cuts and Jobs Act (the “Tax Act”)” was signed into law in the U.S. During 2018, the Treasury and the IRS released proposed regulations associated with certain provisions of the Tax Act to provide taxpayers with additional guidance. The Tax Act has had a favorable impact on our effective tax rate (“ETR”) and net income as reported under generally accepted accounting principles in 2019 and is expected to have a favorable impact in subsequent reporting periods to which the Tax Act is effective due to the reduction in the Federal income tax rate from 35% to 21%. While we applied the currently enacted tax law and proposed regulations, the impact of the Tax Act may differ from our estimate for the provision for income taxes, possibly materially, due to, among other things, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by us as a result of the Tax Act.
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
IT Systems and Cyber-Security Risks
Defects or disruptions in our technology or services could diminish demand for our products and services and subject us to liability.
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
If we experience computer systems failures, delays in service, business interruptions or capacity constraints, our ability to conduct our business operations could be harmed. Our systems, networks, infrastructure and other operations are vulnerable to impact or interruption from a wide variety of causes, including: irregular or heavy use of our platforms and related solutions; power or telecommunications failures, acts of God or war, weather-related events, terrorist attacks, human error, natural disasters, fire, power loss, sabotage, hardware or software malfunctions or defects, malicious cyberattacks or cyber incidents, such as unauthorized access, ransomware, loss or destruction of data, computer viruses or other malicious code, intentional acts of vandalism and similar events and the loss or failure of systems over which we have no control, such as loss of support services from critical third-party providers.

Although all of our business critical systems have been designed and implemented with fault tolerant and/or redundant clustered hardware and diversely routed network connectivity, our redundant systems or disaster recovery plans may prove to be inadequate. We may be subject to system failures, delays in service, business interruptions and outages that might impact our revenues and relationships with clients. In addition, we will be subject to risk in the event that systems of our clients, business partners, vendors and other third parties are subject to failures and outages.
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
Any system or network failure that causes an interruption in products or services or decreases our responsiveness, including failures caused by customer error or misuse of our systems, could damage our reputation, business and brand name.
Malicious cyber-attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our business, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.
Developing and maintaining our operational systems and infrastructure are challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a malicious cyber-attack or other adverse events, which may adversely affect our ability to provide services.
In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology, to maintain the confidentiality, integrity and availability of our and our clients’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, cyber-attack and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external forces such as governments, nation-state actors, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within us.
We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities. Such parties could also be the source of a cyber-attack on or breach of our operational systems, data or infrastructure.
There have been an increasing number of cyber-attacks in recent years in various industries, and cyber-security risk management has been the subject of increasing focus by our regulators. The techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’, operations, which could result in reputational damage, financial losses and/or client dissatisfaction, which may not in all cases be covered by insurance. If an actual, threatened or perceived cyber-attack or breach of our security occurs, our clients could lose confidence in our platforms and solutions, security measures and reliability, which would materially harm our ability to retain existing clients and gain new clients. As a result of any such attack or breach, we may be required to expend significant resources to repair system, network or infrastructure damage and to protect against the threat of future cyber-attacks or security breaches. We could also face litigation or other claims from impacted individuals as well as substantial regulatory sanctions or fines.

The extent of a particular cyber- attack and the steps that we may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the attack is known. While such an investigation is ongoing, we may not necessarily know the full extent of the harm caused by the cyber-attack, and any resulting damage may continue to spread. Furthermore, it may not be clear how best to contain and remediate the harm caused by the cyber-attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cyber-attack.
A technological breakdown could also interfere with our ability to comply with financial reporting requirements. The SEC has issued guidance stating that, as a public company, we are expected to have controls and procedures that relate to cyber-security disclosure, and are required to disclose information relating to certain cyber-attacks or other information security breaches in disclosures required to be made under the federal securities laws. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our business, could have a material adverse effect on our business, financial condition, results of operations and prospects.
Additionally, data privacy is subject to frequently changing rules and regulations in countries where we do business. For example, the EU adopted a new regulation that became effective in May 2018, the GDPR, which requires entities both in the European Economic Area and outside to comply with new regulations regarding the handling of personal data. We are also subject to certain U.S. federal and state laws governing the protection of personal data. These laws and regulations are increasing in complexity and number. In addition to the increased cost of compliance, our failure to successfully implement or comply with appropriate processes to adhere to the GDPR and other laws and regulations relating to personal data could result in substantial financial penalties for non-compliance, expose us to litigation risk and could harm our reputation.
Natural Disasters, Weather-Related Events, Terrorist Attacks and Other Disruptions to Infrastructure
Our ability to conduct our business may be materially adversely impacted by catastrophic events, including natural disasters, pandemics and other international health emergencies, weather-related events, terrorist attacks and other disruptions.
We may encounter disruptions involving power, communications, transportation or other utilities or essential services depended on by us or by third parties with whom we conduct business. This could include disruptions as the result of natural disasters, pandemics, other international health emergencies or weather-related or similar events (such as fires, hurricanes, earthquakes, floods, landslides and other natural conditions including the effects of climate change), political instability, labor strikes or turmoil or terrorist attacks. For example, during 2012, our own operations and properties we manage for clients in the northeastern United States, and in particular New York City, were impacted by Hurricane Sandy, in some cases significantly. Similarly, in 2017, 2018 and 2019, several parts of the United States, including Texas, Florida, the Carolinas and Puerto Rico, sustained significant damage from hurricanes and California sustained significant damage from wildfires and landslides. In 2020, China and other countries have experienced the spread of the coronavirus pandemic. Similar potential disruptions may occur in any of the locations in which we, our borrowers or our clients do business. We continue to assess the potential impact on our borrowers and other clients of such events and what impact, if any, these events could have on our business, financial condition, results of operations and prospects.
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
Currently, Mr. Lutnick expects to spend approximately 35% of his time on our matters and Mr. Merkel expects to spend approximately 25% of his time on our matters. These percentages may vary depending on business developments at Newmark, Cantor, BGC Partners or any of our or their other affiliates. As a result, these key employees (and others in key executive or management roles who we may hire from time to time) dedicate only a portion of their professional efforts to our business and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or BGC Partners or Cantor and their respective affiliates. These two key employees may not be able to dedicate adequate time and attention to our business and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us. The Newmark Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of Newmark Holdings, may not prevent certain of our key employees, including Messrs. Lutnick and Merkel whose employment by Cantor and BGC Partners is not subject to these provisions in the Newmark Holdings limited partnership agreement, from resigning or competing against us.
Should Mr. Lutnick leave or otherwise become unavailable to render services to us, ultimate control of us would likely pass to Cantor, and indirectly pass to the then-controlling stockholder of CFGM (which is currently Mr. Lutnick), Cantor’s managing general partner, or to such other managing general partner as CFGM would appoint, and as a result control could remain with Mr. Lutnick.
In addition, our success has largely been dependent on executive officers such as Barry M. Gosin, who serves as our Chief Executive Officer, and other key employees, including some who have been hired in connection with acquisitions. If any of our key employees were to join an existing competitor, form a competing company, offer services to Cantor or any affiliates that compete with our products, services or otherwise leave us, some of our clients could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and prospects.
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
We have agreements in place to operate on a collaborative and cross-referral basis with certain offices in the United States and elsewhere in the Americas in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independently owned offices generally use some variation of Newmark in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently owned offices, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where we do not have a physical presence. From time to time our arrangement with these independent firms may be terminated pursuant to the terms of the individual affiliation agreements. The opening of a Company-owned office to replace an independent office requires us to invest capital, which in some cases could be material. Certain of these agreements or relationships could be impacted in the event that we rebrand or our market awareness is changed. There can be no assurance that, if we lose additional independently owned offices, we will be able to identify suitable replacement affiliates or fund the establishment or acquisition of an owned office. In addition, although we do not control the activities of these independently owned offices and are not responsible for their liabilities, we may face reputational risk if any of these independently owned offices are involved in or accused of illegal, unethical or similar behavior. Failure to maintain coverage in important geographic markets may negatively impact our operations, reputation and ability to attract and retain key employees and expand domestically and internationally and could have a material adverse effect on our business, financial condition, results of operations and prospects.
Declines in or terminations of servicing engagements or breaches of servicing agreements could have a material adverse effect on our business, financial condition, results of operations and prospects.
We expect that loan servicing fees will continue to constitute a significant portion of our revenues from the real estate capital markets business for the foreseeable future. Nearly all of these fees are derived from loans that our real estate capital markets business originates and sells through the agencies’ programs or places with institutional investors. A decline in the number or value of loans that we originate for these investors or terminations of our servicing engagements will decrease these fees. HUD has the right to terminate our real estate capital markets business’ current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our real estate capital markets business’ servicing engagements without cause by paying a termination fee. Institutional investors typically may terminate servicing engagements with our real estate capital markets business at any time with or without cause, without paying a termination fee. We are also subject to losses that may arise from servicing errors, such as a failure to maintain insurance, pay taxes, or provide notices. If we breach our servicing obligations to the agencies or institutional investors, including as a result of a failure to perform by any third parties to which we have contracted certain routine back-office aspects of loan servicing, the servicing engagements may be terminated. Significant declines or terminations of servicing engagements or breaches of such obligations, in the absence of replacement revenue sources, could materially and adversely affect our business, financial condition and results of operations.
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
We own approximately 27% of the capital in Real Estate LP. Cantor controls the remaining 73% of its capital and controls the general partner of Real Estate LP, who manages Real Estate LP. Real Estate LP collaborates with Cantor’s significant existing real estate finance business, and Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. Accordingly, we have limited to no influence on the selection or management of the activities conducted by Real Estate LP, each of which may have different risks and uncertainty associated with it and that are each beyond our control. See “-Risks Related to Our Relationship with Cantor and Its Respective Affiliates-We are controlled by Cantor. Cantor’s interests may conflict with our interests and Cantor may exercise its control in a way that favors its respective interests to our detriment.”

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined, the possible transition away from LIBOR and the possible use of alternative reference rates.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the U.K. or elsewhere.
The possible withdrawal and replacement of LIBOR with alternative benchmarks introduces a number of risks for us, our clients and the commercial real estate industry more widely. These risks include legal implementation risks, as extensive changes to documentation for new and existing clients, including lenders and real estate investors/owners, may be required.  There are also financial risks arising from any changes in the valuation of financial instruments, which may impact our valuation and advisory business, our real estate capital markets services business, and our lending and loan servicing business.  There are also operational risks due to the potential requirement to adapt information technology systems and operational processes to address the withdrawal and replacement of LIBOR.  In addition, the withdrawal or replacement of LIBOR may temporarily reduce or delay transaction volume and could lead to various complexities and uncertainties related to our industry.
Additionally, Fannie Mae and Freddie Mac have announced that they will stop purchasing adjustable-rate mortgages ("ARMs") based on LIBOR by the end of 2020 and plan to begin accepting ARMs based on the Secured Overnight Financing Rate ("SOFR") in late 2020.  Fannie Mae’s and Freddie Mac’s switch to SOFR may result in a disruption of business flow for our real estate capital markets business due to changes in loan pricing as a result of spread differential between LIBOR and SOFR and hedging issues, both from a differential in cost and uncertainty with timing for the transition to the new index. Additionally, our real estate capital markets business might face operational risks associated with documentation for existing loans that may not adequately address the LIBOR transition and implementing SOFR into our systems and processes properly to ensure interest is accurately calculated.

While it is not currently possible to determine precisely whether, or to what extent, the possible withdrawal and replacement of LIBOR would affect us, the implementation of alternative benchmark rates to LIBOR could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
We are a holding company with no direct operations. We conduct substantially all of our operations through our operating subsidiaries. We do not have any material assets other than our direct and indirect ownership in the equity of our subsidiaries. As a result, our operating cash flow as well as our liquidity position are dependent upon the earnings of our subsidiaries. In addition, we are dependent on the distribution of earnings, loans or other payments by our subsidiaries to us. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding with respect to any of our subsidiaries, we, as an equity owner of such subsidiary, and therefore holders of our securities, including our Class A common stock, will be subject to the prior claims of such subsidiary’s creditors, including trade creditors, and any preferred equity holders. Any dividends declared by us, any payment by us of our indebtedness or other expenses, and all applicable taxes payable in respect of our net taxable income, if any, are paid from cash on hand and funds received from distributions, loans or other payments, primarily from our subsidiaries. Regulatory, tax restrictions or elections, and other legal or contractual restrictions may limit our ability to transfer funds freely from our subsidiaries. These laws, regulations and rules may hinder our ability to access funds that we may need to meet our obligations. Certain debt and security agreements entered into by our subsidiaries contain or may contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral. To the extent that we need funds to pay dividends and repurchase shares or purchase limited partnership units, repay indebtedness and meet other expenses, or to pay taxes on our share of Newmark OpCo’s net taxable income, and Newmark OpCo or its subsidiaries are restricted from making such distributions under applicable law, regulations, or agreements, or are otherwise unable to provide such funds, it could materially adversely affect our business, financial condition, results of operations and prospects, including our ability to maintain adequate liquidity or to raise additional funding, including through access to the debt and equity capital markets.
Our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access lending markets could in the future be adversely affected by conditions in the United States and international economy and markets, or idiosyncratic events, with the cost and availability of funding adversely affected by wider credit spreads, changes in interest rates and dislocations in capital markets, as well as various business, governance, tax, accounting and other considerations. To the extent we are unable to access the debt capital markets on acceptable terms in the future, we may seek to raise funding and capital through equity issuances or other means.
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
We may need to access short-term funding sources in order to meet a variety of business needs from time to time, including financing acquisitions as well as, ongoing business operations or activities such as hiring or retaining real estate brokers, salespeople, managers and other professionals. While we have a credit facility in place, to the extent that our capital or other needs exceed the capacity of our existing funding sources or we are not able to access any of these sources, this could have a material adverse effect on our business, financial condition, results of operations and prospects.
We require short-term funding capacity for loans we originate through our real estate capital markets business. As of December 31, 2019, our real estate capital markets business had $1.1 billion of committed loan funding available through multiple commercial banks, an uncommitted warehouse facility line of $300.0 million and an uncommitted $400 million Fannie Mae loan repurchase facility. Consistent with industry practice, our real estate capital markets business’ existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing, which we may be unable to find on favorable terms, or at all, and, in such event, we might not be able to originate loans, which could have a material adverse effect on mortgage servicing rights and on our business, financial condition, results of operations and prospects.
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

Some of our borrowings have variable interest rates. As a result, a change in market interest rates could have a material adverse effect on our interest expense. In periods of rising interest rates, our cost of funds will increase, which could reduce our net income. In an effort to limit our exposure to interest rate fluctuations, we may rely on interest rate hedging or other interest rate risk management activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, results of operations and prospects.

As of December 31, 2019, we had approximately $48.9 million of indebtedness outstanding, out of a total $250 million Credit Facility, that is indexed to LIBOR. On February 26, 2020, our Credit Agreement (as defined below) was amended to increase the amount available under the Credit Facility to $425 million, that is indexed to LIBOR. As discussed above, in July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. There is currently no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital and interest expense cannot yet be determined. In addition, any further changes or reforms to the determination or supervision of LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR, the use of various alternative rates, and disruption in the global financial markets which rely on the availability of a broadly accepted reference rate, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or the commercial real estate services industry, expose us to interest rate risk, impact our ability to obtain or maintain favorable credit ratings and prevent us from meeting or refinancing our obligations under our indebtedness.
Our indebtedness, which at December 31, 2019 was approximately $589.3 million, may have important, adverse consequences to us and our investors, including:

•
it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, our operations or business;

•	it may impact our ability to obtain or maintain favorable credit ratings;

•	it may expose us to a rising interest rate environment when we need to refinance our debt;

•	our financial leverage may be higher than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in the economy or our business;

•	it may require a substantial portion of our cash flow from operations to make interest payments;

•	it may make it more difficult for us to satisfy other obligations;

•
it may increase the risk of a future downgrade of our credit ratings or otherwise impact our ability to obtain or maintain investment grade credit ratings, which could increase future debt costs and limit the future availability of debt financing;

•
we may not be able to borrow additional funds or refinance existing debt as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our Class A common stock or purchase limited partnership units; and

•
there would be a material adverse effect on our business, financial condition, results of operations and prospects if we were unable to service our indebtedness or obtain additional financing or refinance our existing debt on terms acceptable to us.

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
To the extent that we incur additional indebtedness or seek to refinance our existing debt the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected and may impact the rate at which we make payments of obligations or occur additional obligations. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, dispose of assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.
We may incur substantially more debt or take other actions which would intensify the risks discussed herein.
We may incur substantial additional debt in the future, some of which may be secured debt. Under the terms of our existing debt, we are permitted under certain circumstances to incur additional debt, grant liens on our assets to secure existing or future debt, recapitalize our debt or take a number of other actions that could have the effect of diminishing our ability to make payments on our debt when due. To the extent that we borrow additional funds, the terms of such borrowings may include higher interest rates, more stringent financial covenants, change of control provisions, make-whole provisions or other terms that could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our debt agreements contain restrictions that may limit our flexibility in operating our business.
The Credit Agreement contains covenants that could impose operating and financial restrictions on us, including restrictions on our ability to, among other things and subject to certain exceptions:

•	create liens on certain assets;

•	incur additional debt;

•	make significant investments and acquisitions;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	dispose of certain assets;

•	pay additional dividends on or make additional distributions in respect of our capital stock or make restricted payments;

•	repurchase shares of our Class A common stock or purchase limited partnership units;

•	enter into certain transactions with our affiliates; and

•	place restrictions on certain distributions from subsidiaries.

In addition, debt agreements of our real estate capital markets business contain similar and additional covenants and restrictions. Indebtedness that we may enter into in the future, if any, could also contain similar or additional covenants or restrictions. Any of these restrictions could limit our ability to adequately plan for or react to market conditions and could otherwise restrict certain of our corporate activities. Any material failure to comply with these covenants could result in a default under the Credit Agreement, as well as instruments governing our future indebtedness. Upon a material default, unless such default were cured by us or waived by lenders in accordance with the Credit Agreement, the lenders under such agreement could elect to invoke various remedies under the agreement, including potentially accelerating the payment of unpaid principal and interest, terminating their commitments or, however unlikely, potentially forcing us into bankruptcy or liquidation. In addition, a default or acceleration under such agreement could trigger a cross default under other agreements, including potential future debt arrangements. Although we believe that our operating results will be more than sufficient to meet these obligations, including potential future indebtedness, no assurance can be given that our operating results will be sufficient to service our indebtedness or to fund all of our other expenditures or to obtain additional or replacement financing on a timely basis and on reasonable terms in order to meet these requirements when due. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Position, Liquidity and Capital Resources” in this Annual Report on Form 10-K.
Credit ratings downgrades or defaults by us could adversely affect us.
Our credit ratings and associated outlooks are critical to our reputation and operational and financial success. Our credit ratings and associated outlooks are influenced by a number of factors, including: operating environment, regulatory environment, earnings and profitability trends, the rating agencies’ view of our funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, our competitive position in the industry, our relationships in the industry, our relationship with Cantor, acquisitions or dispositions of assets and other matters. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances of the company or related companies warrant such a change. Any adverse ratings change or a downgrade in the credit ratings of Newmark, Cantor or any of their other affiliates, and/or the associated rating outlooks could adversely affect the availability of debt financing to us on acceptable terms, as well as the cost and other terms upon which we may obtain any such financing. In addition, our credit ratings and associated outlooks may be important to clients of ours in certain markets and in certain transactions. A company’s contractual counterparties may, in certain circumstances, demand collateral in the event of a credit ratings or outlook downgrade of that company. Further, interest rates, including with respect to our 6.125% Senior Notes, may increase in the event that our ratings decline.
We received our initial long-term credit ratings and associated outlooks in October 2018. Our long-term credit ratings from both Fitch Ratings Inc. and Kroll Bond Rating Agency are BBB- and the associated outlooks are stable. Our long-term credit rating from Standard & Poor’s is BB+ with an associated outlook of stable. No assurance can be given that our credit ratings and associated outlooks will remain unchanged in the future.
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

On June 28, 2013, BGC Partners sold eSpeed to Nasdaq in the Nasdaq Monetization Transactions. The total consideration paid or payable by Nasdaq in the Nasdaq Monetization Transactions included an earn-out of up to 14,883,705 shares of common stock of Nasdaq to be paid ratably over 15 years after the closing of the Nasdaq Monetization Transactions, provided that Nasdaq produces at least $25 million in gross revenues for the applicable year. Nasdaq generated gross revenues of approximately $4.3 billion in 2019. As of December 31, 2019, up to 7.9 million Nasdaq shares remained payable by Nasdaq under this earn-out. In connection with the separation prior to the completion of our IPO, BGC transferred to Newmark the right to receive the remainder of the Nasdaq payment.
On June 18, 2018 and September 26, 2018, Newmark OpCo issued approximately $175 million and approximately $150 million of EPUs, respectively, in private transactions to RBC, and Newmark SPV, a subsidiary of Newmark OpCo (“Newmark SPV”), entered into forward agreements with RBC (collectively, the “Forward Transactions”).  In connection with the Forward Transactions, Newmark SPV may deliver a certain number of Nasdaq Shares in exchange for such Newmark OpCo EPUs in each of 2020, 2021 and 2022. On December 2, 2019, the SPV delivered 898,685 Nasdaq Shares to RBC in exchange for one Newmark OpCo EPU pursuant to the first forward agreement. The forward agreements contain provisions the economic effect of which is equivalent to Newmark purchasing at-the-money put options with respect to the Nasdaq Shares, which will provide economic protection in the event the Nasdaq Shares decline in value while enabling Newmark to retain any increase in the value of the Nasdaq Shares as fewer Nasdaq Shares will be deliverable to RBC should the value of the Nasdaq Shares rise above certain reference prices. However, certain events could trigger an early termination of the forward agreements and we may not be able to fully realize the value of the put options in those instances and we may be required to source other funds to settle the forward agreements if we do not have sufficient Nasdaq shares on hand at such time.
While the Forward Transactions provide certain economic protection for 2020, 2021 and 2022, we may be unable to enter into forward transactions for subsequent years on favorable terms, or at all. For 2023 and after, the earn-out presents market risk to us as the value of consideration related to the Nasdaq payment is subject to fluctuations based on the stock price of Nasdaq common stock. Therefore, if Nasdaq were to experience financial difficulties or a significant downturn, the value of the Nasdaq payment may decline and we may receive fewer or no additional Nasdaq shares pursuant to this earn-out, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not have the funds necessary to repurchase the 6.125% Senior Notes upon a change of control triggering event as required by the indenture governing these notes.
Upon the occurrence of a “change of control triggering event” (as defined in in the indenture governing the 6.125% Senior Notes) unless we have exercised our right to redeem the notes, holders of the notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 101% of the then-outstanding aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any. If we experience a “change of control triggering event”, we can offer no assurance that we would have sufficient, financial resources readily available to satisfy our obligations to repurchase any or all of the notes should any holder elect to cause us to do so. Our failure to repurchase the notes as required would result in a default under the indenture, which in turn could result in defaults under agreements governing certain of our other indebtedness, including the acceleration of the payment of any borrowings thereunder, and which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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

We may be affected by a possible restructuring of BGC’s partnership into a corporation.
BGC announced that it is continuing to study restructuring its partnership into a corporation, which would simplify BGC’s organization. The restructuring is subject to various risks and uncertainties, and there can be no assurance as to when it will be completed or at all. Such restructuring activities could create uncertainty and confusion among our employees who hold partnership units in BGC Holdings. Additionally, such a restructuring, if implemented, could potentially affect the timing and amount of certain Newmark equity compensation charges and cash flows, which could have a material adverse effect on our financial condition and results of operations.

RISKS RELATED TO OUR CORPORATE AND PARTNERSHIP AND EQUITY STRUCTURE
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
Our Board of Directors and Audit Committee authorized repurchases of shares of our Class A common stock and purchases of limited partnership interests or other equity interests in our subsidiaries up to $200 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including Cantor, as well as other affiliated persons or entities. As of December 31, 2019, we had $157.4 million remaining under our authorization. From time to time, we may repurchase shares or purchase units. See “Liquidity”, Funding and Indebtedness -Liquidity is essential to our business, and insufficient liquidity could have a material adverse effect on our business, financial condition, results of operations and prospects.”
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
We may also repurchase shares of our common stock or purchase Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers, other employees, partners and others, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in Newmark OpCo’s business. Accordingly, there can be no assurance that future dividends will be paid, that dividend amounts will be maintained or that repurchases or purchases will be made at current or future levels. See “Item 5-Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividend Policy.”
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
As of December 31, 2019, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2019, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of December 31, 2019 represented approximately 57.7% of our total voting power. In addition, Cantor has the right to exchange exchangeable partnership interests in Newmark Holdings into additional shares of Class A or Class B common stock, and pursuant to the exchange agreement, Cantor, CFGM and other Cantor affiliates entitled to hold Class B common stock under our certificate of incorporation have the right to exchange from time to time, on a one-to-one basis, subject to adjustment, shares of our Class A common stock now owned or subsequently acquired by such persons for shares of our Class B common stock, up to the number of shares of Class B common stock that are authorized but unissued under our certificate of incorporation. Cantor has pledged 3.1 million shares of Class B common stock held by it to Bank of America in connection with certain partner loans. We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock, absent the exercise of the pledge in the event of foreclosure.
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
S&P Dow Jones and FTSE Russell previously announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500, to exclude companies with multiple classes of shares of common stock from being added to such indices or limit their inclusion in them. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
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
RISKS RELATED TO THE SEPARATION AND THE SPIN-OFF
Because we closed our IPO on December 19, 2017, we have operated for only two years as a separate public company, and certain of our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.
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
The adjustments and allocations we have made in preparing our historical financial statements may not appropriately reflect our operations during those periods as if we had in fact operated as a stand-alone entity. For additional information about the presentation of our historical financial information included in this Annual Report on Form 10-K, see “Item 6-Selected Consolidated Financial Data” and “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In addition, the separation and the Spin-Off could have an adverse effect on our business and financial results in current or future periods, including with respect to any assumed liabilities or indemnification obligations with respect to such transactions. Accordingly, we may not achieve the anticipated benefits of the separation and the Spin-Off for a variety of reasons.
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
Certain partnership interests in Newmark Holdings may be exchanged for shares of Newmark Group common stock. In the vast majority of cases, the partnership units that become exchangeable for shares of Newmark common stock are units that have been granted as compensation, and, therefore, the exchange of such units will not result in an increase in Newmark’s share of the tax basis of the tangible and intangible assets of Newmark OpCo. However, exchanges of other partnership units-including non-tax-free exchanges of units by Cantor-could result in an increase in the tax basis of such tangible and intangible assets that otherwise would not have been available, although the Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the Internal Revenue Service. These increases in tax basis, if sustained, may reduce the amount of tax that Newmark would otherwise be required to pay in the future. In such circumstances, the tax receivable agreement that Newmark entered into with Cantor provides for the payment by Newmark to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax or franchise tax that Newmark actually realizes as a result of these increases in tax basis and certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that Newmark will benefit from the remaining 15% cash savings, if any, in income tax that we realize.

As a result of the Spin-off, we may not be able to execute transactions that are outside of Treasury Regulations safe harbors.
Under current law, a spin-off can be rendered taxable to the parent corporation and its stockholders as a result of certain post-spin-off acquisitions of shares or assets of the spun-off corporation. For example, a spin-off may result in taxable gain to the parent corporation under Section 355(e) of the Code if the spin-off were later deemed to be part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, shares representing a 50% or greater interest (by vote or value) in the spun-off corporation. To preserve the tax-free treatment of the Spin-Off, and in addition to our other indemnity obligations, the tax matters agreement between us and BGC Partners restricts us, through the end of the two-year period following the Spin-Off which expires on November 30, 2020 except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of the shares of our common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of our common stock other than in certain open-market transactions, and (iv) ceasing to actively conduct certain of our businesses. The tax matters agreement also prohibits us from taking or failing to take any other action that would prevent the Spin-Off and certain related transactions from qualifying as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. In the absence of the availability of a safe harbor under applicable Treasury Regulations, these restrictions may place constraints on the extent to which we may make equity issuances or repurchases or otherwise limit our ability to pursue strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

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
As of December 31, 2019, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2019, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of December 31, 2019 represented approximately 57.7% of our total voting power. Cantor and CFGM also own 24,251,264 exchangeable limited partnership units of Newmark Holdings. If Cantor and CFGM were to exchange such units into shares of our Class B common stock, Cantor would have approximately 74.7% of our total voting power as of December 31, 2019 (25.6% if Cantor were to exchange such units into shares of our Class A common stock). We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock.
As a result, Cantor, directly through its ownership of shares of our Class A common stock and Class B common stock, and Mr. Lutnick, indirectly through his control of Cantor, are each able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our Class A common stock and Class B common stock or other securities. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us.
Cantor’s and Mr. Lutnick’s ability to exercise control over us could create or appear to create potential conflicts of interest. Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:

•	potential acquisitions and dispositions of businesses;

•	the issuance, acquisition or disposition of securities by us;

•	the election of new or additional directors to our Board of Directors;

•
the payment of dividends by us (if any), distribution of profits by Newmark OpCo and/or Newmark Holdings and repurchases of shares of our Class A common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers, other employees, partners and others;

•	any loans to or from us or Cantor;

•	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities;

•	intellectual property matters;

•	business combinations involving us; and

•	the nature, quality and pricing of administrative services and transition services to be provided to or by BGC Partners or Cantor or their respective affiliates.
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
Cantor has existing real estate-related businesses, and Newmark and Cantor are partners in a real estate-related joint venture, Real Estate LP. While these businesses do not currently compete with Newmark, it is possible that, in the future, real estate-related opportunities in which Newmark would be interested may also be pursued by Cantor and/or Real Estate LP, and Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. For example, Cantor’s commercial lending business has historically offered conduit loans to the multifamily market. While conduit loans have certain key differences versus multifamily agency loans, such as those offered by our real estate capital markets business, there can be no assurance that Cantor’s and/or Real Estate LP’s lending businesses will not seek to offer multifamily loans to our existing and potential multifamily customer base.
Moreover, the service of officers or partners of Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from Cantor and its affiliates, could create conflicts of interest when we and those directors or executive officers are faced with decisions that could have different implications for us and them.
We also have entered into agreements that provide certain rights to the holder of a majority of the Newmark Holdings exchangeable limited partnership interest, which is currently Cantor. For example, the Separation and Distribution Agreement provides that dividends for a year to our common stockholders that are 25% or more of our post-tax Adjusted Earnings per fully diluted share for such year shall require the consent of the holder of a majority of the Newmark Holdings exchangeable limited partnership interests. In addition, the Separation and Distribution Agreement requires Newmark to contribute any reinvestment cash (i.e., any cash that Newmark retains, after the payment of taxes, as a result of distributing a smaller percentage than Newmark Holdings from the distributions they receive from Newmark OpCo), as an additional capital contribution with respect to its existing limited partnership interest in Newmark OpCo, unless Newmark and the holder of a majority of the Newmark Holdings exchangeable limited partnership interests agree otherwise. It is possible that Cantor, as the holder of a majority of the Newmark Holdings exchangeable limited partnership interest, will not agree to a higher dividend percentage or a different use of reinvestment cash, even if doing so might be more advantageous to the Newmark stockholders.
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

We are controlled by Cantor. Cantor, in turn, controls its wholly owned subsidiary, CF&Co, which was an underwriter of our IPO and was paid a fee by us in connection therewith. In addition, Cantor, CF&Co and their affiliates may provide investment banking services to us and our affiliates, including acting as our financial advisor in connection with business combinations, dispositions or other transactions, and placing or recommending to us various investments, stock loans or cash management vehicles. They would receive customary fees and commissions for these services in accordance with our investment banking engagement letter with CF&Co. They may also receive brokerage and market data and analytics products and services from us and our respective affiliates.
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
Internal controls over financial reporting, no matter how well designed, has inherent limitations. Therefore, internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our reputation and stock price.
Our ability to identify and remediate any material weaknesses in our internal controls over financial reporting could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses. Similarly, we need to effectively manage any growth that we achieve in such a way as to ensure continuing compliance with all applicable control, financial reporting and legal and regulatory requirements. Any failures to ensure full compliance with control and financial reporting requirements could result in restatement, delay or prevent us from accessing the capital markets and harm our reputation and the market price for our Class A common stock.
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
As of December 31, 2019, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2019, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM represented approximately 57.7% of our total voting power as of December 31, 2019.
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
We have an effective registration statement on Form S-4 filed on May 20, 2019 (the “Form S-4 Registration Statement”), with respect to the offer and sale of up to 20 million shares of Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2019, we have issued an aggregate of 0.4 million shares of Class A common stock under the Form S-4 Registration Statement. Additionally, we have registered under the Securities Act 65 million of 400 million shares of Class A common stock which are reserved for issuance upon exercise of options, restricted stock and other equity awards granted under our Long-Term Incentive Plan (which we refer to as the “Equity Plan”) and expect to register the balance from time to time in the future. These shares can be sold in the public market upon issuance, subject to restrictions under the securities laws applicable to resales by affiliates. We may in the future register additional shares of Class A common stock under the Securities Act that become reserved for issuance under other equity incentive plans.
In addition, as of December 31, 2019, there were outstanding 82,379,853 limited partnership interests of Newmark Holdings. Some of those limited partnership interests will be exchangeable with us for shares of our common stock based on the exchange ratio (which was 0.9400 as of December 31, 2019, but is subject to adjustment as set forth in the Separation and Distribution Agreement). Shares of Class A common stock issued upon such exchange would be eligible for resale in the public market.”
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
Further, our Equity Plan contains provisions pursuant to which grants that are unexercisable or unvested may automatically become exercisable or vested as of the date immediately prior to certain change of control events. Additionally, change in control and employment agreements between us and our named executive officers also provide for certain grants, payments and grants of exchangeability, and exercisability in the event of certain change of control events.
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
We operate out of more than 137 offices in the United States, Mexico, and Canada. In addition, we have licensed our name to 11 commercial real estate providers that operate out of 17 offices in certain locations throughout the Americas where we do not have our own offices. Our partner, Knight Frank, operates out of over 500 offices. We believe our facilities are sufficient for our current needs.

ITEM 3.    LEGAL PROCEEDINGS
See Note 30 — “Commitments and Contingencies” to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a description of our legal proceedings which is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock is traded on the NASDAQ Global Select Market under the symbol “NMRK.” There is no public trading market for our Class B common stock, which is held by Cantor and CFGM.
As of February 20, 2020, there were 677 holders of record of our Class A common stock and two holders of record of our Class B common stock.
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
Our Board of Directors declared a dividend of $0.10 per share for each of the four quarters of 2019. We have indicated that we expect to review the annual expected dividend rate during our first quarter earnings call.
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
Repurchase Program and Partnership and Equity Repurchases During Fourth Quarter 2019
On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark’s Class A common stock and purchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $200.0 million, increased from the $100.0 million that had been authorized on March 12, 2018. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, we may actively continue to repurchase shares and/or purchase units. As of December, 2019, Newmark has repurchased 4.6 million shares of Class A common stock at an average price of $9.32. As of December 31, 2019, Newmark had $157.4 million remaining from its share repurchase and unit purchase authorization.

The following table details our share repurchase activity during the fourth quarter of 2019, including the total number of shares repurchased, the average price paid per share, the number of shares repurchased as part of our publicly announced repurchase program and the approximate value that may yet be repurchased under such program:

Period	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Plan
Repurchases/Purchases
October 1, 2019 - October 31, 2019	55,193	$10.69	55,193
November 1, 2019 - November 30, 2019	80,000	12.40	80,000
December 1, 2019 - December 31, 2019	490,404	13.33	490,404
Total	625,597	$12.97	625,597	$157,413

On October 30, 2019, the Audit and Compensation Committees of the Board of Directors authorized and the Company executed the repurchase from Mr. Merkel of 55,193 shares of Newmark Class A common stock at $10.69 per share, the closing price on October 30, 2019.

On December 19, 2019, the Audit and Compensation Committees of the Board of Directors authorized and the Company executed the repurchase from Mr. Merkel of 132,429 shares of Newmark Class A common stock at $13.61 per share, the closing price on December 19, 2019.
Performance Graph
The performance graph below shows a comparison of the cumulative total stockholder return, on a net dividend reinvestment basis, of $100 invested on December 15, 2017, measured on December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019. The Peer Group consists of CBRE Group, Inc., Colliers International Group Inc., Cushman & Wakefield plc, Jones Lang LaSalle Incorporated, and Savills plc. HFF, Inc., which was formerly in the Peer Group, is excluded due to its acquisition by Jones Lang LaSalle Incorporated on July 1, 2019. Cushman & Wakefield plc, a global commercial real estate services company that was formerly not in the Peer Group, has been added subsequent to its initial public offering on August 2, 2018. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. Total returns are shown on a “net dividend” basis, which reflects tax effects on dividend reinvestments from companies operating under certain U.K. and European tax jurisdictions, according to local tax laws.

Note: Peer group indices use beginning of period market capitalization weighting. The above graph was prepared by Zacks Investment Research, Inc. and used with their permission, all rights reserved, Copyright 1980-2018. S&P 500 is Copyright © 2018 S&P Dow Jones Indices LLC, a division of S&P Global, all rights reserved.

Non-GAAP Financial Measures

Newmark uses non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles in the United States (“GAAP”). Non-GAAP financial measures used by the Company include “Adjusted Earnings before noncontrolling interests and taxes”, which is used interchangeably with “pre-tax Adjusted Earnings”; “Post-tax Adjusted Earnings to fully diluted shareholders”, which is used interchangeably with “post-tax Adjusted Earnings”; “Adjusted EBITDA”; and “Liquidity”. The definitions of these terms are below.

Adjusted Earnings Defined

Newmark uses non-GAAP financial measures, including “Adjusted Earnings before noncontrolling interests and taxes” and “Post-tax Adjusted Earnings to fully diluted shareholders”, which are supplemental measures of operating results used by management to evaluate the financial performance of the Company and its consolidated subsidiaries. Newmark believes that Adjusted Earnings best reflect the operating earnings generated by the Company on a consolidated basis and are the earnings which management considers when managing its business.

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

Calculations of Compensation Adjustments for Adjusted Earnings and Adjusted EBITDA

Treatment of Equity-Based Compensation under Adjusted Earnings and Adjusted EBITDA

The Company’s Adjusted Earnings and Adjusted EBITDA measures exclude all GAAP charges included in the line item

“Equity-based compensation and allocations of net income to limited partnership units and FPUs” (or “equity-based compensation” for purposes of defining the Company's non-GAAP results) as recorded on the Company’s GAAP Consolidated Statements of Operations and GAAP Consolidated Statements of Cash Flows. These GAAP equity-based compensation charges reflect the following items:

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

•
Charges with respect to preferred units. Any preferred units would not be included in the Company’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain limited partnership units that may be granted exchangeability or redeemed in connection with the grant of shares of common stock at ratios designed to cover any withholding taxes expected to be paid. This is an acceptable alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.

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

The amount of certain quarterly equity-based compensation charges are based upon the Company’s estimate of such expected charges during the annual period, as described further below under “Methodology for Calculating Adjusted Earnings Taxes”.

Virtually all of Newmark’s key executives and producers have equity or partnership stakes in the Company and its subsidiaries and generally receive deferred equity or limited partnership units as part of their compensation. A significant percentage of Newmark’s fully diluted shares are owned by its executives, partners and employees. The Company issues limited partnership units as well as other forms of equity-based compensation, including grants of exchangeability into shares of common stock, to provide liquidity to its employees, to align the interests of its employees and management with those of common stockholders, to help motivate and retain key employees, and to encourage a collaborative culture that drives cross-selling and growth.

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

Certain Other Compensation-Related items under Adjusted Earnings and Adjusted EBITDA
Newmark also excludes various other GAAP items that management views as not reflective of the Company's underlying performance for the given period from its calculation of Adjusted Earnings and Adjusted EBITDA. These may include compensation-related items with respect to cost-saving initiatives, such as severance charges incurred in connection with headcount reductions as part of broad restructuring plans.

Calculation of Non-Compensation Adjustments for Adjusted Earnings and Adjusted EBITDA

Newmark’s calculation of pre-tax Adjusted Earnings excludes non-cash GAAP charges related to the following:

•	Amortization of intangibles with respect to acquisitions.

•	Gains attributable to originated mortgage servicing rights (which Newmark refers to as “OMSRs”).

•	Amortization of mortgage servicing rights (which Newmark refers to as “MSRs”). Under GAAP, the Company recognizes

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

•
Various other GAAP items that management views as not reflective of the Company's underlying performance for the given period, including non-compensation-related charges incurred as part of broad restructuring plans. Such GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives, as well as non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions.

Calculation of Other (income) losses for Adjusted Earnings
Adjusted Earnings calculations also exclude certain other non-cash, non-dilutive, and/or non-economic items, which may, in some periods, include:

•	Unusual, one-time, non-ordinary or non-recurring gains or losses;

•	Non-cash GAAP asset impairment charges;

•
The impact of any unrealized non-cash mark-to-market gains or losses on “Other income (loss)” related to the variable share forward agreements with respect to Newmark’s expected receipt of the Nasdaq payments in 2020, 2021, and 2022 and the recently settled 2019 Nasdaq payment (the “Nasdaq Forwards”); and/or;

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

The Company calculates its tax provision for post-tax Adjusted Earnings using an annual estimate similar to how it accounts for its income tax provision under GAAP. To calculate the quarterly tax provision under GAAP, Newmark estimates its full fiscal year GAAP income (loss) before noncontrolling interests and taxes and the expected inclusions and deductions for income tax purposes, including expected equity- based compensation during the annual period. The resulting annualized tax rate is applied to Newmark’s quarterly GAAP income (loss) before income taxes and noncontrolling interests. At the end of the annual period, the Company updates its estimate to reflect the actual tax amounts owed for the period.

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

After application of these adjustments, the result is the Company’s taxable income for its pre-tax Adjusted Earnings, to which Newmark then applies the statutory tax rates to determine its non-GAAP tax provision. Newmark views the effective tax rate on pre-tax Adjusted Earnings as equal to the amount of its non- GAAP tax provision divided by the amount of pre-tax Adjusted Earnings.

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
The declaration, payment, timing and amount of any future dividends payable by the Company will be at the discretion of its Board of Directors using the fully diluted share count. In addition, the non-cash preferred dividends are excluded from Adjusted Earnings per share as Newmark expects to redeem the related exchangeable preferred limited partnership units (“EPUs”) with Nasdaq shares.
Management Rationale for Using Adjusted Earnings
Newmark’s calculation of Adjusted Earnings excludes the items discussed above because they are either non-cash in nature, because the anticipated benefits from the expenditures are not expected to be fully realized until future periods, or because the Company views results excluding these items as a better reflection of the underlying performance of Newmark’s ongoing operations. Management uses Adjusted Earnings in part to help it evaluate, among other things, the overall performance of the Company’s business, to make decisions with respect to the Company’s operations, and to determine the amount of dividends payable to common stockholders and distributions payable to holders of limited partnership units. Dividends payable to common stockholders and distributions payable to holders of limited partnership units are included within “Distributions to stockholders” and “Earnings distributions to limited partnership interests and noncontrolling interests,” respectively, in our unaudited, condensed, consolidated statements of cash flows.
The term “Adjusted Earnings” should not be considered in isolation or as an alternative to GAAP net income (loss). The Company views Adjusted Earnings as a metric that is not indicative of liquidity, or the cash available to fund its operations, but rather as a performance measure. Pre- and post-tax Adjusted Earnings, as well as related measures, are not intended to replace the Company’s presentation of its GAAP financial results. However, management believes that these measures help provide investors with a clearer understanding of Newmark’s financial performance and offer useful information to both management and investors regarding certain financial and business trends related to the Company’s financial condition and results of operations. Management believes that the GAAP and Adjusted Earnings measures of financial performance should be considered together
For more information regarding Adjusted Earnings, see the section in the Company’s most recent financial results press release titled “Reconciliation of GAAP Income to Adjusted Earnings and GAAP Fully Diluted EPS to Post-tax Adjusted EPS”, including the related footnotes, for details about how Newmark’s non-GAAP results are reconciled to those under GAAP.
Adjusted EBITDA Defined
Newmark also provides an additional non-GAAP financial performance measure, “Adjusted EBITDA”, which it defines as GAAP “Net income (loss) available to common stockholders”, adjusted to add back the following items:

•	Net income (loss) attributable to noncontrolling interest;

•	Provision (benefit) for income taxes;

•	OMSR revenue;

•	MSR amortization;

•	Other depreciation and amortization;

•	Equity-based compensation and allocations of net income to limited partnership units and FPUs;

•
Various other GAAP items that management views as not reflective of the Company’s underlying performance for the given period, including non-compensation-related charges incurred as part of broad restructuring plans. Such

GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives, as well as non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions;

•
Other non-cash, non-dilutive, and/or non-economic items, which may, in certain periods, include the impact of any unrealized non-cash mark-to-market gains or losses on “other income (loss)” related to the variable share forward agreements with respect to Newmark’s expected receipt of the Nasdaq payments in 2020, 2021, and 2022 and the recently settled 2019 Nasdaq payment (the “Nasdaq Forwards”), as well as mark-to-market adjustments for non-marketable investments; and

•	Interest expense.
Newmark’s calculation of Adjusted EBITDA excludes certain items discussed above because they are either non-cash in nature, because the anticipated benefits from the expenditures are not expected to be fully realized until future periods, or because the Company views excluding these items as a better reflection of the underlying performance Newmark’s ongoing operations. The Company’s management believes that its Adjusted EBITDA measure is useful in evaluating Newmark’s operating performance, because the calculation of this measure generally eliminates the effects of financing and income taxes and the accounting effects of capital spending and acquisitions, which would include impairment charges of goodwill and intangibles created from acquisitions. Such items may vary for different companies for reasons unrelated to overall operating performance. As a result, the Company’s management uses this measure to evaluate operating performance and for other discretionary purposes. Newmark believes that Adjusted EBITDA is useful to investors to assist them in getting a more complete picture of the Company’s financial results and operations.
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
For more information regarding Adjusted EBITDA, see the section in the Company’s most recent financial results press release titled “Reconciliation of GAAP Income to Adjusted EBITDA”, including the related footnotes, for details about how Newmark’s non-GAAP results are reconciled to those under GAAP EPS.
Timing of Outlook for Certain GAAP and Non-GAAP Items
Newmark anticipates providing forward-looking guidance for GAAP revenues and for certain non-GAAP measures from time to time. However, the Company does not anticipate providing an outlook for other GAAP results. This is because certain GAAP items, which are excluded from Adjusted Earnings and/or Adjusted EBITDA, are difficult to forecast with precision before the end of each period. The Company therefore believes that it is not possible for it to have the required information necessary to forecast GAAP results or to quantitatively reconcile GAAP forecasts to non-GAAP forecasts with sufficient precision without unreasonable efforts. For the same reasons, the Company is unable to address the probable significance of the unavailable information. The relevant items that are difficult to predict on a quarterly and/or annual basis with precision and may materially impact the Company’s GAAP results include, but are not limited, to the following:

•	Certain equity-based compensation charges that may be determined at the discretion of management throughout and up to the period-end;

•	Unusual, one-time, non-ordinary, or non-recurring items;

•
The impact of gains or losses on certain marketable securities, as well as any gains or losses related to associated mark-to- market movements and/or hedging including with respect to the Nasdaq Forwards. These items are calculated using period-end closing prices;

•	Non-cash asset impairment charges, which are calculated and analyzed based on the period-end values of the underlying assets. These amounts may not be known until after period-end;

•	Acquisitions, dispositions and/or resolutions of litigation, which are fluid and unpredictable in nature.
Liquidity Defined
Newmark may also use a non-GAAP measure called “liquidity”. The Company considers liquidity to be comprised of the sum of cash and cash equivalents, marketable securities, and reverse repurchase agreements (if any), less securities lent out in securities loaned transactions and repurchase agreements. The Company considers liquidity to be an important metric for determining the amount of cash that is available or that could be readily available to the Company on short notice.
For more information regarding liquidity, see the section in the Company’s most recent financial results press release titled “Liquidity Analysis”, including any related footnotes, for details about how Newmark’s non-GAAP results are reconciled to those under GAAP.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following table sets forth selected combined and consolidated financial data for the last five years ended December 31, 2019. This selected consolidated financial data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation. Amounts in thousands, except per share data.

	Year Ended December 31,
	2019	2018	2017(1)	2016(1)	2015(1)
Revenues:
Commissions	1,396,035	$1,286,339	$1,014,716	$849,419	$806,931
Gain from mortgage banking activities, net	198,085	182,264	206,000	193,387	115,304
Management services, servicing fees and other	624,012	578,976	375,734	307,177	278,012
Total revenues	2,218,132	2,047,579	1,596,450	1,349,983	1,200,247
Expenses:
Compensation and employee benefits	1,275,988	1,161,985	987,701	849,975	816,268
Equity-based compensation and allocations of net income to limited partnership units and FPUs	258,836	224,644	147,139	72,318	142,195
Total compensation and employee benefits	1,534,824	1,386,629	1,134,840	922,293	958,463
Operating, administrative and other	361,857	331,758	219,163	185,343	162,316
Fees to related parties	25,025	26,162	20,771	18,010	18,471
Depreciation and amortization	131,144	97,733	95,815	72,197	71,774
Total operating expenses	2,052,850	1,842,282	1,470,589	1,197,843	1,211,024
Other income (loss), net	80,954	127,293	73,927	15,279	(460)
Income (loss) from operations	246,236	332,590	199,788	167,419	(11,237)
Interest (expense) income, net	(32,088)	(50,205)	2,786	3,786	1,867
Income (loss) before income taxes and noncontrolling interests	214,148	282,385	202,574	171,205	(9,370)
Provision (benefit) for income taxes	52,436	90,487	57,478	3,993	(6,644)
Consolidated net income (loss)	161,712	191,898	145,096	167,212	(2,726)
Less: Net income (loss) attributable to noncontrolling interests	44,407	85,166	604	(1,189)	77
Net income (loss) to common stockholders	117,305	$106,732	$144,492	$168,401	$(2,803)
Per share data:
Basic earnings (loss) per share	$0.59	$0.65	$1.08	N/A	N/A
Fully diluted earnings per share	$0.58	$0.64	$0.85	N/A	N/A
Basic weighted-average shares of common stock outstanding	177,774	157,256	133,413	N/A	N/A
Fully diluted weighted-average shares of common stock outstanding	185,016	163,810	138,398	N/A	N/A
Dividends declared per share of common stock	$0.40	$0.36	N/A	N/A	N/A
Dividends declared and paid per share of common stock	$0.39	$0.27	N/A	N/A	N/A
Cash and cash equivalents	$163,564	$122,475	$121,027	$66,627	$111,430
Total assets	$3,201,599	$3,454,157	$2,273,007	$2,534,688	$1,657,930
Long-term debt	$589,294	$537,926	$670,710	$—	$—
Notes payable to related parties	$—	$—	$412,500	$690,000	$—
Total liabilities	$2,239,457	$2,371,189	$2,029,593	$1,550,905	$853,896
Total stockholders’ equity	$940,625	$1,056,798	$222,318	$983,783	$804,034

(1)
Financial results have been retrospectively adjusted to include the financial results of Berkeley Point. See “Item 7 –– Management's Discussion and Analysis of Financial Condition and Results of Operations — Berkeley Point Acquisition and Investment in Real Estate LP”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of Newmark’s financial condition and results of operations should be read together with Newmark’s accompanying consolidated financial statements and related notes, as well as the “Special Note Regarding Forward-Looking Information” relating to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, (the “Exchange Act”), included elsewhere in this Annual Report on Form 10-K. When used herein, the terms “Newmark Knight Frank,” “Newmark,” the “Company,” “we,” “us,” and “our” refer to Newmark and its consolidated subsidiaries.
This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2019, 2018 and 2017. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying consolidated financial statements and the notes thereto included elsewhere in this report.

Overview and Business Environment
Newmark is a fast growing, full-service commercial real estate services business. We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and government sponsored enterprise (“GSE”) lending and loan servicing, mortgage broking and equity-raising. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the year ended December 31, 2019, we generated revenues of $2.2 billion representing year-over-year growth of 8.3%.
We generate revenues from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.
Our growth to date has been focused in North America. As of December 31, 2019, we have more than 5,600 employees, including more than 1,800 revenue-generating producers in over 137 offices in more than 105 cities. In addition, Newmark has licensed its name to 11 commercial real estate providers that operate out of 17 offices in certain locations where Newmark does not have its own offices.
The discussion of our financial results reflects only the business owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the Newmark name in their branding or marketing.
Over the past several years, we expanded our capital markets capabilities through the strategic addition of many prolific, accomplished capital markets producers in key markets throughout the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of $62.3 billion as of December 31, 2019 (of which 3.9% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans. Additionally, we expect to see continued growth from our valuation and advisory and property management businesses, particularly in conjunction with our increasingly robust capital markets platform. In 2019, we did $81.3 billion of investment sales and debt transaction volume which was up $16.3 billion, or 25.1% over 2018.
We continue to invest in the business by adding high profile and talented producers and other revenue-generating professionals. Historically, newly hired commercial real estate producers tend to achieve dramatically higher productivity in their second and third years with our company, although we incur related expenses immediately. As our newly hired producers increase their production, we expect our commission revenue and earnings growth to accelerate, thus reflecting our operating leverage. Our pre-tax margins are impacted by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole and margins from “Gains from mortgage banking activities/originations, net” tend to be lower as we retain rights to service loans over time. In addition, capital markets, which includes sales, commercial mortgage broking, and other real estate-related financial services, generally has larger transactions that occur with less frequency and visibility when compared with leasing advisory. Capital markets transactions tend to have higher pre-tax margins than leasing advisory transactions, while leasing advisory revenues are generally more predictable than revenues from capital markets. Property and facilities management, along with certain of our other Global Corporate Services (“GCS”) products, generally have the most predictable and steady revenues, although pre-tax earnings margins for property and facilities management are at the lower end of those for our business as a whole. When management services clients agree to give us exclusive rights to provide real estate services for their facilities or properties, it is for an extended period, which provides us with stable and foreseeable sources of revenues. Newmark’s revenues are balanced between businesses that are relatively less predictable and contractual sources that are very predictable. Approximately 67% of our revenues for the year ended December 31, 2019 were generated by our most predictable and highly visible sources, including agency leasing, valuation, GCS, management services, loan servicing and tenant representation leasing business. The remaining 33% of revenues were generated by our more transactional investment sales, mortgage brokerage, and GSE lending platforms. Despite being more transactional, there are $2.1 trillion of mortgage maturities between 2020 and 2024 which we believe will support strong levels of mortgage brokerage and origination activities. Our debt volume increased by 34.7% year-on-year to $30.6 billion in 2019.
In the past several years, Newmark has acquired approximately 50 companies. We have identified opportunities to streamline our operations and complete the integration of these various businesses. We believe the result of these actions will generate in excess of $20 million of annualized savings by the end of 2020, of which $15 million were achieved in the fourth quarter of 2019.
Berkeley Point Acquisition and Investment in Real Estate LP
On September 8, 2017, BGC Partners, Inc. (“BGC” or “BGC Partners”) acquired, from Cantor Commercial Real Estate Company, LP (“CCRE”), 100% of the equity of Berkeley Point Financial LLC (the “Berkeley Point Acquisition”). Berkeley Point Financial LLC (“Berkeley Point” or “BPF”) is a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of commercial real estate loans. On December 13, 2017, in connection with the Separation from BGC, the assets and liabilities of Berkeley Point were transferred to Newmark. See Note 27 — “Related Party Transactions” to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Concurrently with the acquisition of Berkeley Point Acquisition, on September 8, 2017 Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor (as defined below). Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment are available. Newmark’s investment in Real Estate LP is accounted for under the equity method.
Separation, Initial Public Offering, and Spin-Off
Separation and Distribution and Related Agreements
On December 13, 2017, prior to the closing of Newmark’s initial public offering (“IPO”), BGC, BGC Holdings, L.P. (“BGC Holdings”), BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, L.P. (“Newmark Holdings”), Newmark Partners, L.P. (“Newmark OpCo”), and, solely for the provisions listed therein, Cantor Fitzgerald L.P. (“CFLP” or “Cantor”, including Cantor Fitzgerald & Co. (“CF&Co”) and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (as amended on November 8, 2018 and amended and restated on November 23, 2018, the “Separation and Distribution Agreement”). The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•
the principal corporate transactions pursuant to which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group (defined below), the “BGC Group”) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark Group”) the assets and liabilities of the BGC Group relating to BGC’s Real Estate Services business, including BGC’s interests in both BPF and Real Estate LP (together with the proportional distribution and assumption and repayment of indebtedness described in the following bullets, the (“Separation”);

•	the proportional distribution in the Separation of interests in Newmark Holdings to holders of interests in BGC Holdings;

•	the IPO;

•	the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below;

•	the BGC Holdings distribution; and

•
the pro rata distribution in the Spin-Off of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock. The Spin-Off distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes.

As part of the Separation described above, BGC contributed its interests in BPF and Real Estate L.P. to Newmark.
See Note 27 — “Related Party Transactions” and Note 22 — “Long-Term Debt” to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Initial Public Offering
On December 15, 2017, Newmark announced the pricing of the IPO of 20 million shares of Newmark Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK”. In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark Class A common stock from Newmark at the IPO price, less underwriting discounts and commission. As a result, Newmark received aggregate net proceeds of $295.4 million from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses. See Note 27 — “Related Party Transactions” to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
BGC’s Investment in Newmark Holdings
On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings for $242.0 million (the “Investment by BGC in Newmark Holdings”). See Note 27 — “Related Party Transactions” to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
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
As of January 1, 2018, Newmark had an outstanding balance of $40.0 million under an unsecured senior credit agreement, which was amended and restated on March 19, 2018 (“Intercompany Credit Agreement”). Through the year ended December 31, 2018, Newmark borrowed an additional $230.0 million and used these proceeds plus cash on hand to fund its restricted cash account pledged for the benefit of the Federal National Mortgage Association (“Fannie Mae”). On September 4, 2018, Newmark borrowed $112.5 million in order to repay a promissory note payable to BGC of $112.5 million (the “2042 Promissory Note”). On October 4, 2018, Newmark withdrew $252.0 million of cash on hand that was in excess of the minimum balance required to be pledged for the benefit of Fannie Mae to repay $252.0 million towards the outstanding balance of the Intercompany Credit Agreement. The remaining balance of $130.5 million was repaid with the proceeds of the 6.125% Senior Notes (as defined below).
As of January 1, 2018, Newmark had an outstanding balance of $400.0 million under a committed unsecured senior revolving credit agreement with Bank of America, N.A, as administrative agent, and a syndicate of lenders (the “Converted Term Loan”). On June 19, 2018, Newmark repaid $152.9 million, and on September 26, 2018 repaid $113.2 million of the Converted Term Loan, using the proceeds from the Newmark OpCo Preferred Investments (as defined below). On November 6, 2018, Newmark repaid the remaining balance of $133.9 million with the proceeds of the 6.125% Senior Notes.
As of January 1, 2018, Newmark had an outstanding balance of $112.5 million under the 2042 Promissory Note payable to BGC. On September 4, 2018, Newmark borrowed $112.5 million under the Intercompany Credit Agreement and repaid this note in full.
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.937% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. Newmark used the net proceeds to repay the remaining balance of the Converted Term Loan of $133.9 million, the balance of the Intercompany Credit Agreement of $130.5 million, and a portion of the 2019 Promissory Note (as defined below). The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. As of December 31, 2019 and 2018, the carrying amount of the 6.125% Senior Notes was $540.4 million and $537.9 million, respectively.
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
On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility (the “Credit Facility”). As of December 31, 2019, there was $50.0 million outstanding under the Credit Facility.
On February 26, 2020, Newmark entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”), increasing the size of the Credit Facility to $425.0 million (“the Amended Credit Facility”) and extending the maturity date to February 26, 2023. The interest rate on the Amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.
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
Credit Rating
Newmark has a stand-alone BBB- stable credit rating from Fitch Ratings, Inc. and Kroll Bond Rating Agency, as well as a BB+ stable rating from Standard & Poor’s.
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
On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of December 31, 2019, the exchange ratio was 0.9400 shares of Newmark common stock per Newmark Holdings unit.
Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be our controlling stockholder, and BGC and its subsidiaries no longer held any shares of our common stock or other equity interests in us or our subsidiaries. Therefore, BGC no longer consolidates Newmark with its financial results subsequent to the Spin-Off. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.
Nasdaq Monetization Transactions
On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq. The total consideration received in the transaction included $750.0 million in cash paid upon closing and an Earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. Nasdaq generated gross revenues of approximately $4.3 billion in 2019. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. See Note 7 — “Marketable Securities” to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Exchangeable Preferred Partnership Units and Forward Contracts
On June 18, 2018, Newmark’s principal operating subsidiary, Newmark OpCo, issued $175.0 million of exchangeable preferred partnership units (“EPUs”) in a private transaction to the Royal Bank of Canada (“RBC”). Newmark received $152.9 million of cash with respect to this transaction.
On September 26, 2018, Newmark entered into a second agreement to issue $150.0 million of additional EPUs to RBC, similar to the June 18, 2018 transaction (together the “Newmark OpCo Preferred Investment”). Newmark received $113.2 million of cash with respect to this transaction.
The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock is subject to the SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on our accompanying consolidated balance sheets and consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through “Retained earnings” on our accompanying consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.
Contemporaneously with the issuance of the EPUs, the special purpose vehicle (the “SPV”) that is a consolidated subsidiary of Newmark entered into four variable postpaid forward contracts with RBC (together, the “Nasdaq Forwards”). The SPV is an indirect subsidiary of Newmark whose sole assets are the Nasdaq Earn-outs for 2019 through 2022. The Nasdaq Forwards provide the SPV the option to settle using up to 992,247 shares of Nasdaq common stock, to be received by the SPV pursuant to the Nasdaq Earn-out (See Note 7 — “Marketable Securities” to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K), or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022.

In September 2019, the SPV notified RBC of its decision to settle the first variable postpaid forward contract using the Nasdaq common stock the SPV received in November 2019 in exchange for the first tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq earn-out shares. The fair value of the Nasdaq common stock that Newmark received was $98.6 million. As a result of Newmark's settlement election, Newmark reclassified $93.5 million of EPUs from "Noncontrolling interest" to "Accounts payable, accrued expenses and other liabilities" on the accompanying consolidated balance sheets. On December 2, 2019, Newmark settled the first variable postpaid forward contract with 898,685 Nasdaq common stock shares, with a fair value of $93.5 million and Newmark retained 93,562 Nasdaq common stock shares. The fair value of the Nasdaq common stock held by Newmark, as of December 31, 2019 was $36.8 million and is included in “Marketable securities” on the accompanying consolidated balance sheets.
Transfer of Employees to Newmark and Other Related Party Transactions
In connection with the expansion of our mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of its affiliate, CCRE, have transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018 and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million. In consideration for the Cantor payment, Newmark has agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. As of December 31, 2019, Newmark has $2.6 million included in “Payables to related parties” on the consolidated balance sheets, to be returned to Cantor related to this transaction. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.
In November 2018, the Audit Committee authorized Newmark to enter into an engagement agreement with CF&Co. and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions as requested by Newmark on behalf of its affiliates from time to time on specified terms, conditions and fees.
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

Pre-IPO Related Party Items
In December 2017, prior to our Separation and IPO, all intercompany arrangements and agreements that were previously approved by the Audit Committee of BGC Partners with respect to BGC Partners and its subsidiaries and Cantor and its subsidiaries were also approved by our Board of Directors with respect to the relationships between us and our subsidiaries and Cantor and its subsidiaries following our IPO on the terms and conditions approved by the BGC Audit Committee during such time that our business was owned by BGC Partners. These arrangements include, but are not limited to, the following: (i) an authorization to provide Cantor real estate and related services, including real estate advice, brokerage, property or facilities management, appraisals and valuations and other services; (ii) an authorization to enter into brokerage and similar agreements with respect to the provision of ordinary course brokerage services in circumstances in which such entities customarily provide brokerage services to third-party customers; (iii) an authorization to enter into agreements with Cantor and/or its affiliates, to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions and negotiating and due diligence services in connection with acquisitions and other business strategies in commercial real estate and other businesses from time to time; and (iv) an arrangement to jointly manage  exposure to changes in foreign exchange rates. Please see the section entitled “Certain Relationships and Related Transactions, and Director Independence” in BGC Partners’ Definitive Proxy Statement on Schedule 14A for its 2019 Annual Meeting of Stockholders filed on April 29, 2019 for a description of these and other approved arrangements.
Growth Drivers
The key drivers of revenue growth for U.S. commercial real estate services companies include the overall health of the U.S. economy, institutional ownership of commercial real estate as an investible asset class, and the ability to attract and retain talent. In addition, growth in our capital markets business is driven by the availability of credit to purchasers of and investors in commercial real estate. In our multifamily business, delayed marriages, an aging population and less home ownership are driving increased demand for new apartments, with an estimated 4.6 million needed by 2030, according to a 2017 study commissioned by the National Multifamily Housing Council and the National Apartment Association. This should continue to drive investment sales, GSE multifamily lending and other mortgage brokerage and growth in our servicing portfolio for the foreseeable future. According to RealPage, developers are expected to deliver 370 thousand new apartments in 2020, up 50% from 247 thousand in 2019.

Our origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency (the “FHFA”). On September 13, 2019, the FHFA revised its industry-wide multifamily loan purchase caps to $200.0 billion combined for the five-quarter period from the fourth quarter of 2019 to the fourth quarter of 2020. These caps on an annualized basis exceed total 2019 GSE volume of $148.5 billion and provide visibility through the end of 2020. Of the $200.0 billion, 37.5% must be loans in the affordable and underserved market segments, as well as loans that finance water and energy efficiency improvements.
Economic Growth in the United States
The U.S. economy expanded by 2.3% during 2019, according to a preliminary estimate from the U.S. Department of Commerce. This growth compares with an increase of 2.9% during 2018. The consensus is for U.S. gross domestic product to expand by 1.8% in 2020 and 1.9% in 2021, according to a recent Bloomberg survey of economists. This moderate pace of growth should help keep interest rates and inflation low by historical standards.
According to a preliminary report from the Bureau of Labor Statistics, employers added a monthly average of approximately 175 thousand net new payroll jobs during 2019, which was below the seasonally adjusted average of 193 thousand per month in 2018.
The ten-year Treasury yield declined by approximately 77 basis points to 1.92% as of December 31, 2019 versus the year-earlier date. Ten-year Treasury yields have remained well below their 50-year average of approximately 6.32% due to market expectations that the Federal Open Market Committee (“FOMC”) will lower the federal funds rate over the next year in addition to muted long-term inflation expectations. On October 30, 2019, the FOMC reduced the target range for the federal funds rate to between 1.50% and 1.75%.
Interest rates are also relatively low because of even lower or negative benchmark government interest rates in much of the rest of the developed world, which makes U.S. government bonds relatively more attractive.
Steady economic growth and historically low interest rates have helped push vacancy rates down for the office, apartment, and industrial markets over the current economic expansion, which began in July 2009. Construction activity, while increasing, remains low compared with prior expansion cycles and low relative to demand and absorption, which means that property leasing markets continue to tighten. Overall, demand for commercial real estate remains strong. U.S. office asking rates increased by 1.3% year-over-year, according to Newmark Research.
The following key trends drove the commercial real estate market during 2019:

•	Sustained U.S. employment growth and rising home values have fueled the economy and generated demand for commercial real estate;

•	Technology, professional and business services and healthcare continued to power demand for office space;

•
E-commerce and supply-chain optimization has pushed industrial absorption to 39 consecutive quarters of positive net absorption, reflecting tenant and owner-user demand for warehouses and distribution centers;

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
Market Statistics
According to Real Capital Analytics (“RCA”), prices for commercial real estate were up by approximately 8% year-over-year for the year ended December 31, 2019. During the year, overall U.S. commercial real estate notional sales volumes decreased by approximately 2%. In comparison, our investment sales volumes increased 19.9% year-over-year in 2019. According to a January 2020 Mortgage Bankers Association (“MBA”) forecast, originations of commercial/multifamily loans of all types are projected to increase approximately 9% in terms of dollar volume for each of the years ending December 31, 2019 and December 31, 2020. Our mortgage brokerage volumes were up 47.6% year-over-year in 2019 and our total debt volumes were up 34.7% to over $30 billion in 2019.
Newmark’s loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volumes increased by approximately 4% year-over-year in 2019. In comparison, Newmark’s combined notional volumes across GSE and FHA multifamily loan originations increased by 16.1% year-over-year. The GSE multifamily agency volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by Newmark and its competitors by 30 to 45 days.
According to NKF Research, the average vacancy rate for office improved 20 basis points year-over-year to 12.9%, industrial increased slightly to 5.2%, while retail rose 40 basis points compared with the year earlier. Against this backdrop, revenues from our leasing and other commissions business increased by 4.6% year-over-year in 2019.
Regulatory Environment
See “Business—Regulation” in Part I, Item 1 of this Annual Report on Form 10-K for information related to our regulatory environment.
Liquidity
See “Financial Position, Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.
Hiring and Acquisitions
Key drivers of our revenue are producer headcount and average revenue per producer. We believe that our strong technology platform and equity and partnership structure have enabled us to use both acquisitions and recruiting to profitably increase our front-office revenue and revenue per producer, over time.
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
During 2019, our headcount grew 8%. During 2018 and 2019 we hired over 100 top producers to the platform with average annual production in excess of $2.0 million. Based on their strong track record of revenue generation, we expect these new hires will help us achieve our growth and productivity targets over the coming years. As we continue to generate a higher percentage of our revenues from recurring businesses, we no longer plan to highlight our broker productivity metric beginning in 2020. This is consistent with our full service peers.
In April 2019, we acquired MLG Commercial, a leading commercial real estate company offering both brokerage and property management services in Wisconsin.
In June 2019, we completed the acquisition of ACRES, a commercial brokerage and management firm headquartered in Utah. ACRES operates offices in Salt Lake City, Utah; Boise, Idaho; and Reno, Nevada.
In December 2019, we completed the acquisition of Harper Dennis Hobbs Holdings Limited, a tenant-focused real estate advisory services firm, based in London.

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

•
Management Services, Servicing Fees and Other. We provide commercial services to tenants and landlords. In this business, we provide property and facilities management services along with project management, valuation and appraisal services and other consulting services, as well as technology, to customers who may also utilize our commercial real estate brokerage services. Servicing fees are derived from the servicing of loans originated by us as well as loans originated by third parties.

Fees are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. In capital markets, fees are earned and recognized when the sale of a property closes, and title passes from seller to buyer for investment sales and when debt or equity is funded to a vehicle for debt and equity transactions. Gains from mortgage banking activities/originations, net are recognized when a derivative asset is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Gains from mortgage banking activities/originations, net are recognized net of related fees and commissions to affiliates or third-party brokers. For loans we broker, revenues are recognized when the loan is closed. Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow accounting principles generally accepted in the U.S., or “U.S. GAAP”, which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for Leasing and Capital Markets transactions. See Note 3 — “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for a more detailed discussion.

Expenses
Compensation and Employee Benefits
The majority of our operating costs consist of cash and non-cash compensation expenses, which include base salaries, producer commissions based on production, forgivable loans for term contracts, discretionary and other bonuses and all related employee benefits and taxes. Our employees consist of commissioned producers, executives and other administrative support. Our producers are largely compensated based on the revenue they generate for the firm, keeping these costs variable in nature.
As part of our compensation plans, certain employees have been granted limited partnership units in Newmark Holdings and BGC Holdings, which generally receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders. Certain Newmark employees also hold non-distribution earnings units (e.g. NPSUs and NREUs, collectively “N Units”) that do not participate in quarterly partnership distributions and are not allocated any items of profit or loss. These N Units vest into distribution earnings units over a 4-year period. As prescribed in U.S. GAAP guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying consolidated statements of operations. During 2019, Newmark simplified its compensation structure when hiring new personnel by issuing restricted stock units in lieu of limited partnership units. Newmark continues to monitor its compensation policy and make changes where necessary to attract industry leading producers to Newmark.

Newmark granted conversion rights on outstanding limited partnership units in Newmark Holdings and BGC Holdings to Newmark employees to convert the limited partnership units to a capital balance within Newmark Holdings or BGC Holdings. Generally, HDUs are not considered share-equivalent limited partnership units and are not in the fully diluted share count.
Certain of these limited partnership units entitle the holders to receive post-termination payments. These limited partnership units are accounted for as post-termination liability awards under U.S. GAAP guidance, which requires that we record an expense for such awards based on the change in value at each reporting period and include the expense in our accompanying consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs”. The liability for limited partnership units with a post-termination payout amount is included in “Other long-term liabilities” on our accompanying consolidated balance sheets.
Certain limited partnership units are granted exchangeability into Class A common stock or may be redeemed in connection with the grant of shares of Class A common stock.  At the time exchangeability is granted, or the shares are issued, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying consolidated statements of operations.
Our employees have been awarded preferred partnership units (“Preferred Units”) in Newmark Holdings and BGC Holdings. Each quarter, the net profits of Newmark Holdings and BGC Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”), which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units in Newmark Holdings and BGC Holdings, respectively. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into our Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in our fully diluted share count. The quarterly allocations of net income on Preferred Units are also reflected in compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocation of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. In addition, Preferred Units are granted in connection with the grant of certain limited partnership units, such as PSUs, that may be granted exchangeability to cover the withholding taxes owed by the unit holder upon such exchange. This is an acceptable alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes.
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
From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. (See Note 30 — “Compensation” and Note 31 — “Commitment and Contingencies”, to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K).
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
Other Income, Net
Other income, net is comprised of the gains associated with the Earn-out shares related to the Nasdaq transaction and the movements related to the impact of any unrealized non-cash mark-to-market gains or losses related to the Nasdaq Forwards. Additionally, other income includes gains (losses) on equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, and the mark-to-market gains or losses on the non-marketable investments accounted for pursuant to the measurement alternative under Accounting Standards Update 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.
Provision for Income Taxes
We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (which we refer to as “UBT”) in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (See Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.) rather than the partnership entity. Our accompanying consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes.
Financial Highlights
For the year ended December 31, 2019, Newmark’s total revenues were $2.2 billion, an 8.3% increase, as compared to 2018. For the full year 2019, all major business lines were up as compared with 2018. More than 85% of our overall revenue growth for the year ended December 31, 2019 was organic. Newmark continued to gain market share in 2019, as evidenced by its volume growth of 20% in investment sales, 48% in mortgage brokerage, and 16% in GSE originations. Total investment sales and debt increased by $16.0 billion, or 25.0% to $81.0 billion in 2019 as compared to 2018.

Impact of Adopting Revenue Recognition Guidance
On January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), which provides accounting guidance on the recognition of revenues from contracts with customers and impacts the presentation of certain revenues and expenses in our accompanying consolidated statements of operations. Newmark elected to adopt ASC 606 using a modified retrospective approach with regard to contracts that were not completed as of December 31, 2017, and prospectively from January 1, 2018 onward. Due to the adoption of ASC 606, for all periods from the first quarter of 2018 onward, Newmark did not and will not record revenues or earnings related to “Leasing and other commissions” with respect to contingent revenue expected to be received in future periods as of December 31, 2017, in relation to contracts signed prior to January 1, 2018, for which services have already been completed. Instead, Newmark recorded this contingent revenue and related commission payments on the balance sheet on January 1, 2018, with a corresponding pre-tax improvement of $22.7 million and Newmark recognized an increase of $16.5 million and $2.3 million to beginning retained earnings and noncontrolling interests, respectively, as a cumulative effect of adoption of an accounting change.
See Note 13 — “Revenues from Contracts with Customers” to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for further information.
Impact of Adopting Lease Guidance
On January 1, 2019, Newmark adopted ASC 842 Leases (“ASC 842”), which provides guidance on the accounting and disclosure for accounting for leases. Newmark has elected the optional transition method, and pursuant to this transition method, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. Newmark has elected the package of “practical expedients,” which permits Newmark not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Newmark has elected the short-term lease recognition exemption for all leases that qualify, and has elected the practical expedient to not separate lease and non-lease components for all leases other than real estate leases.
The adoption of ASC 842 on January 1, 2019 resulted in the recognition of Right-of-use (“ROU”) assets of approximately $178.8 million and ROU liabilities of approximately $226.7 million, with no effect on beginning retained earnings.
The adoption of the new guidance did not have a significant impact on our accompanying consolidated statements of operations, consolidated statements of changes in equity, and consolidated statements of cash flows.
See Note 3 — “Summary of Significant Accounting Policies” and Note 18 — “Leases” to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for further information.

Results of Operations
The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2019		2018		2017
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$854,780	38.5%	$817,435	39.9%	$616,980	38.7%
Capital markets	541,255	24.4	468,904	22.9	397,736	24.9
Gains from mortgage banking activities/originations, net	198,085	8.9	182,264	8.9	206,000	12.9
Management services, servicing fees and other	624,012	28.1	578,976	28.3	375,734	23.5
Total revenues	2,218,132	100.0	2,047,579	100.0	1,596,450	100.0
Expenses:
Compensation and employee benefits	1,275,988	57.5	1,161,985	56.7	987,701	61.9
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	258,836	11.7	224,644	11.0	147,139	9.2
Total compensation and employee benefits	1,534,824	69.2	1,386,629	67.7	1,134,840	71.1
Operating, administrative and other	361,857	16.3	331,758	16.2	219,163	13.7
Fees to related parties	25,025	1.1	26,162	1.3	20,771	1.3
Depreciation and amortization	131,144	5.9	97,733	4.8	95,815	6.0
Total operating expenses	2,052,850	92.5	1,842,282	90.0	1,470,589	92.1
Other income, net	80,954	3.6	127,293	6.2	73,927	4.6
Income from operations	246,236	11.1	332,590	16.2	199,788	12.5
Interest (expense) income, net	(32,088)	(1.4)	(50,205)	(2.5)	2,786	0.2
Income before income taxes and noncontrolling interests	214,148	9.7	282,385	13.8	202,574	12.7
Provision for income taxes	52,436	2.4	90,487	4.4	57,478	3.6
Consolidated net income	161,712	7.3	191,898	9.4	145,096	9.1
Less: Net income attributable to noncontrolling interests	44,407	2.0	85,166	4.2	604	—
Net income available to common stockholders	$117,305	5.3%	$106,732	5.2%	$144,492	9.1%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Year Ended December 31,
	2019		2018		2017
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$181,714	8.2%	$179,333	8.8%	$99,435	6.2%
Allocations of net income	50,410	2.3	51,462	2.5	25,222	1.6
Limited partnership units amortization	21,508	1.0	(7,938)	(0.4)	21,270	1.3
RSU amortization	5,204	0.2	1,787	0.1	1,212	0.1
Equity-based compensation and allocations of net income to limited partnership units and FPUs (2)	$258,836	11.7%	$224,644	11.0%	$147,139	9.2%

(2)	Reclassifications have been made to previously reported amounts to conform to the new presentation.
Year ended December 31, 2019 compared to the year ended December 31, 2018
Revenues
Leasing and Other Commissions
Leasing and other commission revenues increased by $37.3 million, or 4.6%, to $854.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was largely due to organic growth.
Capital Markets
Capital markets revenue increased by $72.4 million, or 15.4%, to $541.3 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was driven by a 47.6% increase in mortgage brokerage volume and a 19.9% increase in investment sales volume, both of which significantly outpaced overall industry growth volumes in the U.S.
Gains from Mortgage Banking Activities/Originations, Net
Gains from mortgage banking activities, net increased by $15.8 million, or 8.7%, to $198.1 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The increase was primarily driven by an increase in GSE loan origination volume of $1.4 billion, or 16.1%, to $9.9 billion for the year ended December 31, 2019. As with other multifamily agency lenders, Newmark’s mix of originations, and therefore revenues, can vary depending on the size of loans, as well by the categories of loans with respect to the FHA, Freddie Mac, and different Fannie Mae structures.
A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the years ended December 31, 2019 and 2018, we recognized $109.2 million and $103.2 million of non-cash gains, respectively, related to OMSRs. As with originations, OMSR gains are also impacted by the product mix.
Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased $45.0 million, or 7.8%, to $624.0 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. Valuation and advisory increased $21.4 million, or 31.1%. Servicing fees increased $11.1 million (which includes a $4.1 million increase in interest income on escrow balances and a $3.5 million increase in yield maintenance fees), and interest income on loans held for sale increased $2.0 million, which was largely offset by additional interest expense on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises.
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $114.0 million, or 9.8%, to $1.3 billion for the year ended December 31, 2019 as compared to the year ended December 31, 2018. The main driver of this increase was Newmark's continued hiring of leading industry professionals.
Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $34.2 million, or 15.2%, to $258.8 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily driven by an increase of $32.9 million in equity amortization.
Operating, Administrative and Other
Operating, administrative and other expenses increased $30.1 million, or 9.1%, to $361.9 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This increase was primarily driven by increases in selling and promotional and other expenses associated with acquisitions and new hires, an increase in interest expense on the warehouse facilities collateralized by GSEs of $3.8 million, which is partially offset by the increase in interest income on Loans held for sale, at fair value.
Fees to Related Parties
Fees to related parties decreased by $1.1 million, or 4.3%, to $25.0 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2019 increased by $33.4 million, or 34.2%, to $131.1 million as compared to the year ended December 31, 2018. This increase was due to a $23.1 million increase in mortgage servicing rights amortization and a $9.0 million increase in fixed asset depreciation, which was due to a $5.0 million asset impairment related to Newmark's restructuring plan.
Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the years ended December 31, 2019 and 2018, our expenses included $101.5 million and $78.4 million of MSR amortization, respectively. $17.1 million of the increase in MSR amortization was due to an impairment of the MSR to fair value resulting from a year over year decline in interest rates.

Other Income, Net
Other income, net of $81.0 million in the year ended December 31, 2019 was primarily related to the recognition of income from the receipt of Nasdaq shares of $113.9 million, including appreciation of Nasdaq shares held by Newmark, and unrealized gains of $12.2 million relating to non-marketable investments carried under the measurement alternative, partially offset by mark-to-market losses related to the Nasdaq Forwards of $51.1 million.
Interest (Expense) Income, Net
Interest expense, net decreased by $18.1 million to $32.1 million during the year ended December 31, 2019 as compared to the year ended December 31, 2018. Interest expense decreased due to the reduction in our long-term debt.
Provision for Income Taxes
Provision for income taxes decreased by $38.1 million, or 42.1%, to $52.4 million for the year ended December 31, 2019 as compared to the year ended December 31, 2018. This decrease was primarily driven by the mix of allocable revenues among legal entities as a corporation versus flow through and certain return to provision adjustments, in addition to the revaluation of the deferred tax assets in the prior year, due to the Spin-Off. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $40.8 million, or 47.9%, to $44.4 million for the year ended December 31, 2019. The decrease was primarily attributable to the change in Newmark’s corporate structure related to the Separation.
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
Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $174.3 million, or 17.6%, to $1,162.0 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. The main drivers of this increase were $122.4 million of additional payments directly related to the increase in revenues.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $77.5 million, or 52.7%, to $224.6 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily driven by an increase of $79.9 million in exchangeability and common stock charges and an increase in allocations of income of $26.2 million as a result of an increase in pre-tax earnings.
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
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2018 increased by $1.9 million, or 2.0%, to $97.7 million as compared to the year ended December 31, 2017. This increase was due to a $5.9 million increase in mortgage servicing rights amortization and $1.4 million increase in fixed asset depreciation, partially offset by lower intangible asset amortization of $5.4 million.
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
Other Income, Net
Other income of $127.3 million in the year ended December 31, 2018 was primarily related to the recognition of income from the receipt of Nasdaq shares of $87.2 million, as well as the mark-to-market adjustment related to the variable share forward of $19.0 million, and recognized gain of $17.9 million relating to investments carried under the measurement alternative of ASU 2016-01. Other income of $73.9 million in the year ended December 31, 2017 was primarily related to the recognition of income from the receipt of Nasdaq shares of $76.3 million.
Interest (Expense) Income, Net
Interest expense of $50.2 million incurred during the year ended December 31, 2018 was primarily related to $58.4 million of interest expense on Newmark's debt, which included a $7.0 million prepayment fee on long- term debt repaid as part of the Spin-Off. This was partially offset by $4.7 million of interest income primarily related to interest income on employee loans and $3.8 million of interest earned on bank deposits.
Provision (Benefit) for Income Taxes
Provision for income taxes increased by $33.0 million, or 57.4%, to $90.5 million for the year ended December 31, 2018 as compared to the year ended December 31, 2017. This increase was primarily driven by the mix of allocable revenues among legal entities as a corporation versus flow through and certain return to provision adjustments, partially offset by changes in the valuation allowance. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.
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

	December 31, 2019	September 30, 2019 (1)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018 (1)	June 30, 2018	March 31, 2018
Revenues:
Commissions	$416,728	$357,908	$346,131	$275,268	$426,431	$319,340	$279,833	$260,735
Gains from mortgage banking activities/originations, net	49,316	72,332	45,091	31,346	49,501	51,972	41,877	38,914
Management services, servicing fees and other	166,320	156,394	160,256	141,042	155,759	147,497	144,909	130,811
Total revenues	632,364	586,634	551,478	447,656	631,691	518,809	466,619	430,460
Expenses:
Compensation and employee benefits	354,862	341,036	316,737	263,353	342,876	291,382	266,639	261,088
Equity-based compensation and allocations of net income to limited partnership units and FPUs	148,965	56,647	39,353	13,871	99,085	40,776	67,367	17,416
Total compensation and employee benefits	503,827	397,683	356,090	277,224	441,961	332,158	334,006	278,504
Operating, administrative and other	85,918	86,297	101,749	87,893	91,369	84,914	80,048	75,427
Fees to related parties	3,990	7,088	7,222	6,725	6,323	6,644	6,301	6,894
Depreciation and amortization	32,634	36,781	33,425	28,304	29,146	25,873	20,201	22,513
Total operating expenses	626,369	527,849	498,486	400,146	568,799	449,589	440,556	383,338
Other income (loss), net	(14,313)	108,711	(3,726)	(9,718)	28,234	93,717	(365)	5,707
Income (loss) from operations	(8,318)	167,496	49,266	37,792	91,126	162,937	25,698	52,829
Interest expense, net	(8,141)	(8,167)	(8,081)	(7,699)	(14,705)	(11,509)	(10,582)	(13,409)
Income (loss) before income taxes and noncontrolling interests	(16,459)	159,329	41,185	30,093	76,421	151,428	15,116	39,420
Provision (benefit) for income taxes	(132)	36,760	9,121	6,687	36,862	35,870	10,822	6,933
Consolidated net income (loss)	(16,327)	122,569	32,064	23,406	39,559	115,558	4,294	32,487
Less: Net income (loss) attributable to noncontrolling interests	(5,362)	33,871	9,396	6,502	21,800	47,321	3,555	12,490
Net income (loss) available to common stockholders	$(10,965)	$88,698	$22,668	$16,904	$17,759	$68,237	$739	$19,997

(1)	Amounts include the gains related to the Nasdaq Earn-out associated with the Nasdaq monetization transactions recorded in Other income (loss), net.
Financial Position, Liquidity and Capital Resources
Overview
The primary source of liquidity for our business is the cash flow provided by our operations.
Our future capital requirements will depend on many factors, including our rate of sales growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities, and Nasdaq shares are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of December 31, 2019, our long-term debt consists of our 6.125% Senior Notes with a carrying amount of $540.4 million and $50.0 million outstanding under the Credit Facility.
Balance Sheet
Total assets at December 31, 2019 were $3,201.5 million as compared to $3,454.2 million at December 31, 2018. The decrease of $252.6 million can be attributed to a decrease in loans held for sale, at fair value of $775.6 million, offset by an increase in ROU assets of $201.7 million, an increase in loans from employees and partners of $118.2 million related to our continued hiring of industry leading professionals, an increase in other assets of $71.4 million and an increase in receivables, net of $56.8 million.
Total liabilities at December 31, 2019 and 2018 were $2,239.4 million and $2,371.2 million, respectively. The decrease of $131.8 million can be attributed to a decrease in warehouse facilities collateralized by U.S. Government Sponsored

Enterprises of $762.8 million, offset by an increase in accounts payable, accrued expenses and other liabilities of $313.0 million, an increase in ROU liabilities of $227.9 million, and an increase in long-term debt of $51.4 million.
Liquidity
Fees to related parties that are charged by BGC Partners and/or Cantor to Newmark are reflected as cash flows from operating activities in our accompanying consolidated statements of cash flows for each period presented. All other amounts sent to or from BGC Partners and Cantor are reflected as cash flows from financing activities in our accompanying consolidated statements of cash flows for each period presented.
For the year ended December 31, 2019, net cash provided by operating activities was $986.8 million. However, excluding activity from loan originations and sales, net cash provided by operating activities was $211.2 million for the year ended December 31, 2019. We expect to generate cash flows from operations to fund our business operations and growth strategy to meet our short-term liquidity requirements, which we define as the next 12 months. We also expect that cash flows from operations, cash on hand, and our $250.0 million Credit Facility will be sufficient to fund our operations, growth strategy and dividends and distributions to meet our long-term liquidity requirements.
As of December 31, 2019, our liquidity, which Newmark defines as cash and cash equivalents, and marketable securities, less securities loaned, was $163.6 million. This does not include the approximately $638.0 million in additional Nasdaq stock (stock value based on the February 12, 2020 closing price) that Newmark expects to receive between 2020 and 2027. Newmark expects to use its considerable financial resources to repay debt, profitably hire, make accretive acquisitions, pay dividends, and/or repurchase shares and units of Newmark, all while maintaining or improving its credit profile.
Long-term debt
Long-term debt consisted of the following (in thousands):

	As of December 31,
	2019	2018
6.125% Senior Notes	$540,377	$537,926
Credit Facility	48,917	—
Total	$589,294	$537,926
6.125% Senior Notes
On November 2, 2018, Newmark announced the pricing of an offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023, which closed on November 6, 2018. The 6.125% Senior Notes were offered and sold in a private offering exempt from the registration requirements under the Securities Act. The 6.125% Senior Notes are general senior unsecured obligations of Newmark. These 6.125% Senior Notes were priced at 98.937% to yield 6.375%. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act.
Credit Facility
On November 28, 2018, Newmark entered into a Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent. The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility. As of December 31, 2019, there were $50.0 of million borrowings outstanding under the Credit Agreement. Borrowings under the Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) London Interbank Offered Rate (“LIBOR”) for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 200 basis points with respect to LIBOR borrowings in (a) above and can range 0.25% to 1.25% higher, depending upon Newmark’s credit rating. The Credit Facility also provides for an unused facility fee.
Cantor Credit Agreement
On November 30, 2018 Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of December 31, 2019, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of December 31, 2019, Newmark had $1.1 billion of committed loan funding available through three commercial banks, an uncommitted warehouse line of $300.0 million, and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of December 31, 2019 and 2018, we had $209.6 million and $972.4 million outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying consolidated balance sheets.
Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by (used in) operating activities	$986,760	$(332,367)	$853,637
Add back:
Loan originations - loans held for sale	8,783,225	8,612,671	8,844,768
Loan sales - loans held for sale	(9,563,973)	(8,002,872)	(9,556,163)
Unrealized gains on loans held for sale	5,174	18,430	2,194
Net cash provided by operating activities excluding activity from loan originations and sales (1) (2)	$211,186	$295,862	$144,436

(1)	Includes payments for corporate taxes in the amounts of $95.1 million, $1.2 million and $0.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Includes payments for new hires and producers in the amount of $161.9 million, $109.6 million, and $34.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Cash Flows for the Year Ended December 31, 2019
For the year ended December 31, 2019, we generated $986.8 million of cash from operations. However, excluding activity from loan originations and sales, net cash provided by operating activities for the year ended December 31, 2019 was $211.2 million. We had consolidated net income of $161.7 million, $222.6 million of positive adjustments to reconcile net income to net cash used by operating activities (excluding activity from loan originations and sales) and $173.1 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $161.9 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to continued hiring and expansion of our business, $113.2 million of increases in other assets, and $52.0 million of increase in receivables, net, offset by an increase of $130.7 million in accounts payable, accrued expenses and other liabilities and an increase of $23.4 million in payables to related parties. Cash used in investing activities was $56.8 million, primarily related to $34.5 million in purchases of fixed assets, $33.9 million of payments for acquisitions, net of cash acquired, $28.0 million in purchases of non-marketable investments, net, partially offset by $32.6 million of proceeds from the sale of marketable securities, and $8.6 million of distributions from Real Estate L.P. We used $895.5 million of cash from financing activities primarily due to net repayments on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $762.7 million, distributions to limited partnership interests and other noncontrolling interests of $140.6 million, dividends to stockholders of $69.2 million and treasury stock repurchases of $37.4 million, partially offset by net borrowings under the Credit Facility of $50.0 million, the settlement of pre-Spin-Off related party receivables of $33.9 million, and proceeds from securities loaned of $36.7 million.
Cash Flows for the Year Ended December 31, 2018
For the year ended December 31, 2018, we used $332.4 million of cash from operations. However, excluding activity from loan originations and sales, net cash provided by operating activities for the year ended December 31, 2018 was $295.9 million. We had consolidated net income of $191.9 million, $149.9 million of positive adjustments to reconcile net income to net cash used by operating activities (excluding activity from loan originations and sales) and $45.9 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $109.6 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to continued hiring and expansion of our business and $129.5 million of increase in receivables related to acquisitions and increased revenues, offset by an increase of $203.1 million in accounts payable, accrued expenses and other liabilities. Cash provided by investing activities was $7.7 million, primarily related to $95.9 million of proceeds from the sale of marketable securities, partially offset by $34.5 million of payments for acquisitions, $29.5 million in non-marketable investments and $21.0 million of purchases of fixed assets. We generated $338.6 million of cash from financing activities primarily due to net proceeds from warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $611.9 million, $242.0 million of proceeds from BGC’s 2018 investment in Newmark, net proceeds from 6.125% Senior Notes of $537.5 million, $262.2 million proceeds from the Newmark OpCo Preferred Investment, partially offset by distributions to limited partnership interests and noncontrolling interests of $46.5 million, and dividends of $41.8 million, and $1,156.0 million repayment of long-term debt.
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

Credit Ratings
As of December 31, 2019, our public long-term credit ratings and associated outlooks are as follows:

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
Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying Consolidated Financial Statements. As of December 31, 2019, Newmark has met all capital requirements. As of December 31, 2019, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $299.9 million.
Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of December 31, 2019 and 2018, Newmark has met all liquidity requirements.
In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2019 and 2018, outstanding borrower advances were $0.3 million and $0.2 million, respectively, and are included in “Other assets” in our accompanying consolidated balance sheets.
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
Repurchase Program
On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark's Class A common stock and purchases of limited partnership interests or other equity interests in Newmark's subsidiaries up to $200 million, increased from the $100 million that had been authorized on March 12, 2018. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. As of December 31, 2019, Newmark has repurchased 4.6 million shares of Class A common stock at an average price of $9.32. As of December 31, 2019, Newmark had $157.4 million remaining from its share repurchase and unit purchase authorization.

The following table details our share repurchase activity during 2019, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced repurchase program and the approximate value that may yet be purchased under such program (in thousands except share and per share amounts):

Period	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Plan
Balance at beginning of period	50,000	$9.73	50,000	$199,514
January 1, 2019 - March 31, 2019	—	—	—
April 1, 2019 - June 30, 2019	1,613,032	8.61	1,613,032
July 1, 2019 - September 30, 2019	2,279,373	8.81	2,279,373
October 1, 2019 - December 31, 2019	625,597	12.97	625,597
Total	4,568,002	$9.32	4,568,002	$157,413

On October 30, 2019, the Audit and Compensation Committees of the Board of Directors authorized and the Company executed the repurchase from Mr. Merkel of 55,193 shares of Newmark Class A common stock at $10.69 per share, the closing price on October 30, 2019.

On December 19, 2019, the Audit and Compensation Committees of the Board of Directors authorized and the Company executed the repurchase from Mr. Merkel of 132,429 shares of Newmark Class A common stock at $13.61 per share, the closing price on December 19, 2019.

Fully Diluted Share Count
Our fully diluted weighted-average share count for the year ended December 31, 2019 was as follows (in thousands):

Year Ended December 31, 2019
Common stock outstanding(1)	177,774
Partnership units(2)	89,427
RSUs (Treasury stock method)	1,290
Newmark exchange shares	369
Total(3)	268,860

(1)
Common stock consisted of Class A shares, Class B shares and contingent shares for which all necessary conditions have been satisfied except for the passage of time. For the year ended December 31, 2019, the weighted-average number of Class A shares was 156.2 million shares, Class B shares was 21.3 million shares and approximately 0.2 million shares of contingent Class A common stock and limited partnership units were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.

(2)
Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units, (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.) In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 23.1 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.

(3)
For the year ended December 31, 2019, the weighted-average share count includes 84.5 million potentially anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) share count for the year ended December 31, 2019 was as follows (in thousands):

Year Ended December 31, 2019
Common stock outstanding	177,551
Partnership units	82,380
Newmark exchange shares	238
Other	674
Total	260,843

Contingent Payments Related to Acquisitions
Newmark completed acquisitions for which contingent cash consideration of $29.3 million and limited partnership units of 0.4 million may be issued on certain targets being met through 2022. The contingent equity instruments are included in the “Accounts payable, accrued expenses and other liabilities” on our accompanying consolidated balance sheets. The contingent cash liability is recorded at fair value as deferred consideration on our accompanying consolidated balance sheets.
Equity Method Investments
Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of December 31, 2019, Newmark had $100.0 million in this equity method investment, which represents a 27% ownership in Real Estate LP.
Registration Statements
In January 2019, we filed a registration statement on Form S-4 pursuant to which the holders of our 6.125% Senior Notes which were issued in a private placement were offered an opportunity to exchange such notes for new registered notes with substantially identical terms. The registration statement was declared effective by the Securities and Exchange Commission, and, on February 5, 2019, we announced an offer to exchange up to all $550.0 million aggregate principal amount of our outstanding 6.125% Senior Notes for an equivalent amount of 6.125% Senior Notes registered under the Securities Act. The exchange offer closed on March 14, 2019, and the 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act.

On March 28, 2019, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 6.125% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. Newmark does not receive any proceeds from market-making activities in these securities by CF&Co (or any of its affiliates).
We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2019, we have issued 0.4 million shares of our Class A common stock under this registration statement.
Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of Newmark’s Class A common stock upon exchange of Newmark limited partnership units (See Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s sole stockholder at the time, BGC, for Newmark to issue up to 400.0 million aggregate number of shares of Class A common stock of Newmark, of which 65.0 million are pursuant to effective registration statements on Form S-8 that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of December 31, 2019, awards with respect to 20.8 million shares have been granted and 379.2 million shares are available for future awards.
Contractual Obligations and Commitments
The following table summarizes certain of our contractual obligations at December 31, 2019 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$347,408	$44,709	$82,424	$73,812	$146,463
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises(2)	209,648	209,648	—	—	—
Long-term debt(3)	600,000	—	50,000	550,000	—
Interest on long-term debt(4)	134,000	35,569	69,081	29,350	—
Interest on warehouse facilities collateralized by U.S. Government Sponsored Enterprises(5)	5,404	5,404	—	—	—
Total contractual obligations	$1,296,460	$295,330	$201,505	$653,162	$146,463

(1)	Operating leases are related to rental payments under various non-cancelable leases principally for office space.

(2)
Warehouse facilities are collateralized by $215.3 million of loans held for sale, at fair value (See Note 21— “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises” to our accompanying Consolidated Financial Statements in Part II, Item 8 in this Annual Report on Form 10-K) which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.

(3)
Long-term debt reflects long-term borrowings of $550.0 million 6.125% Senior Notes. The carrying amount of these notes was approximately $540.4 million. Long-term debt also includes the borrowings under the Credit Facility, which is assumed to be outstanding until the maturity date of the Credit Facility. The carrying amount of the borrowings under the Credit Facility is $48.9 million. (See Note 22 — “ Long-Term Debt” to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.)

(4)
Reflects interest on the $550.0 million 6.125% Senior Notes until their maturity date of November 15, 2023, in addition to the borrowings of $50.0 million assumed to be outstanding until the maturity date of the Credit Facility. Interest on the borrowings under the Credit Facility was projected using the 1-month LIBOR rate plus 200 basis points.

(5)
Interest on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises was projected by using the 1-month LIBOR rate plus their respective additional basis points, primarily 115 basis points above LIBOR, applied to their respective outstanding balances as of December 31, 2019, through their respective maturity dates.  Their respective maturity dates range from June 2020 to October 2020, while one line has an open maturity date. The notional amount of these committed and uncommitted warehouse facilities was $1.8 billion at December 31, 2019. One warehouse facility, with an initial notional amount of $450.0 million, was temporarily increased by $350.0 million to $800.0 million for the period January 13, 2020 to March 30, 2020. Another warehouse facility, with an initial notional amount of $400.0 million, was temporarily increased by $100.0 million to $500.0 million for the period January 29, 2020 to March 13, 2020.

As of December 31, 2019, Newmark was committed to fund approximately $1.5 billion, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.
Critical Accounting Policies and Estimates
The preparation of our accompanying consolidated financial statements in conformity with U.S. GAAP guidance requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our accompanying consolidated financial statements. These accounting estimates require the use of assumptions about matters, some which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our accompanying consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows could be materially affected. We believe that of our significant accounting policies, the following policies involve a higher degree of judgment and complexity.
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
MSRs, Net
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
Newmark receives up to a 3-basis point servicing fee and/or up to a 1-basis point surveillance fee on certain Freddie Mac loans after the loan is securitized in a Freddie Mac pool (“Freddie Mac Strip”). The Freddie Mac Strip is also recognized at fair value and subsequently measured using the amortization method, but is recognized as a MSR at the securitization date.
MSRs are assessed for impairment, at least on an annual basis, based upon the fair value of those rights as compared to the amortized cost. Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. In using this valuation method, Newmark incorporates assumptions that management believes market participants would use in estimating future net servicing income. The fair value estimates are sensitive to significant assumptions used in the valuation model such as prepayment rates, cost of servicing, escrow earnings rates, discount rates and servicing multiples, which are affected by expectations about future market or economic conditions derived, in part, from historical data. It is reasonably possible that such estimates may change. Newmark amortizes the MSRs in proportion to, and over the period of, the projected net servicing income. For purposes of impairment evaluation and measurement, Newmark stratifies MSRs based on predominant risk characteristics of the underlying loans, primarily by investor type (Fannie Mae/Freddie Mac, FHA/GNMA, CMBS and other). To the extent that the carrying value exceeds the fair value of a specific MSR strata, a valuation allowance is established, which is adjusted in the future as the fair value of MSRs increases or decreases. Reversals of valuation allowances cannot exceed the previously recognized impairment up to the amortized cost.
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
The fair value of RSU awards to employees is determined on the date of grant, based on the fair value of our Class A common stock. Generally, RSUs granted by us as employee compensation do not receive dividend equivalents; as such, we adjust the fair value of the RSUs for the present value of expected forgone dividends, which requires us to include an estimate of expected dividends as a valuation input. This grant-date fair value is amortized to expense ratably over the awards’ vesting periods. For RSUs with graded vesting features, we have made an accounting policy election to recognize compensation cost on a straight-line basis. The amortization is reflected as non-cash equity-based compensation expense in our accompanying consolidated statements of operations.
Restricted Stock: Restricted stock provided to certain employees is accounted for as an equity award, and as per U.S. GAAP guidance, we are required to record an expense for the portion of the restricted stock that is ultimately expected to vest. We have granted restricted stock that is not subject to continued employment or service; however, transferability is subject to compliance with our and our affiliates’ customary non-compete obligations. Such shares of restricted stock are generally saleable by partners in 5 to 10 years. Because the restricted stock is not subject to continued employment or service, the grant-date fair value of the restricted stock is expensed on the date of grant. The expense is reflected as non-cash equity-based compensation expense in our accompanying consolidated statements of operations.
Limited Partnership Units: Limited partnership units in Newmark Holdings and BGC Holdings are held by Newmark employees and receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders. As discussed above, preferred units in Newmark Holdings and BGC Holdings are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. The quarterly allocations of net income to such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying consolidated statements of operations.
Certain of these limited partnership units entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards under U.S. GAAP guidance, which requires that Newmark record an expense for such awards based on the change in value at each reporting period and include the expense in our accompanying consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.” The liability for limited partnership units with a post-termination payout is included in “Other long-term liabilities” on our accompanying consolidated balance sheets.
Certain limited partnership units held by Newmark employees are granted exchangeability into Class A common stock or may be redeemed in connection with the grant of shares of Class A common stock. At the time exchangeability is granted, or the shares are issued, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying consolidated statements of operations.
Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of December 31, 2019 and 2018, the aggregate balance of employee loans, net of reserve, was $403.7 million and $285.5 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2019, 2018, and 2017 were $39.0 million, $27.7 million, and $34.4 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying consolidated statements of operations.
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
When reviewing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the results of the qualitative assessment are not conclusive, or if we choose to bypass the qualitative assessment, we perform a goodwill impairment analysis using a two-step process. Newmark had goodwill balances as of December 31, 2019 and 2018 of $557.9 million and $515.3 million, respectively.
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
Income Taxes
Newmark accounts for income taxes using the asset and liability method as prescribed in U.S. GAAP guidance, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between our accompanying consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of Newmark’s entities are taxed as U.S. partnerships and are subject to UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners, rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our accompanying consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in our accompanying consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions.
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

Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from Newmark’s estimates under different assumptions or conditions. Newmark recognizes interest and penalties related to uncertain tax positions in “Provision for income taxes” in our accompanying consolidated statements of operations.
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
Both the commitment to extend credit and the forward sale commitment qualify as derivative financial instruments. We recognize all derivatives on our accompanying consolidated balance sheets as assets or liabilities measured at fair value. The change in the derivatives fair value is recognized in current period earnings.
Newmark entered into four variable postpaid forward contracts as a result of the Nasdaq Forwards. These contracts qualify as derivative financial instruments. The Nasdaq Forwards provide Newmark with the ability to redeem the EPUs for Nasdaq stock, and as these instruments are not legally detachable, they represent single financial instruments. The financial instruments’ EPU redemption feature for Nasdaq common stock is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instruments, and, therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on our accompanying consolidated balance sheets, with all changes in fair value recorded as a component of “Other income (loss), net” on our accompanying consolidated statements of operations. See Note 11 — “Derivatives”, to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Recent Accounting Pronouncements
See Note 1 — “Organization and Basis of Presentation”, to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for information regarding recent accounting pronouncements.
Unit Redemptions and Exchanges – Executive Officers
In connection with the Company’s 2019 executive compensation process, the Company’s executive officers received certain monetization of prior awards as compensation at Newmark, as set forth below.
On December 19, 2019, the Compensation Committee approved the right to (i) convert 552,483 non-exchangeable Newmark Holdings PSUs held by Mr. Lutnick into 552,483 HDUs (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $7,017,000); and (ii) exchange for cash 602,463 Newmark Holdings non-exchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $13.25 per unit)for a payment of $7,983,000 for taxes when (i) is exchanged.
On December 19, 2019, the Compensation Committee approved the right to (i) convert 443,872 non-exchangeable Newmark Holdings PSUs held by Mr. Gosin into 443,872 HDUs (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $5,637,548); and (ii) exchange for cash 539,080 Newmark Holdings non-exchangeable PPSUs held by Mr. Gosin (which had an average determination price of $9.95 per unit) for a payment of $5,362,452 for taxes when (i) is exchanged.
On December 19, 2019, the Compensation Committee approved the cancellation of 145,464 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel, and the cancellation of 178,179 non-exchangeable PPSUs (which had an average determination price of $10.61 per unit). Additionally, on December 19, 2019, Mr. Merkel exchanged 4,222 already exchangeable Newmark Holdings PSUs held by him in exchange for Class A common stock. The above transaction resulted in income of $3,791,848 for Mr. Merkel, of which the Company withheld $1,989,483 for taxes and issued the remaining $1,802,365 in the form of 132,429 net shares of Class A common stock at a price of $13.61 per share.
On December 19, 2019, the Compensation Committee approved the right to (i) convert 5,846 non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli into 5,846 HDUs (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $74,250); and (ii) exchange for cash 4,917 Newmark Holdings non-exchangeable PPSUs held by Mr. Rispoli (which had an average determination price of $12.355 per unit) for a payment of $60,750 for taxes when (i) is exchanged.
In connection with the Company’s 2018 executive compensation process, the Company’s executive officers received certain monetization of prior awards as compensation at Newmark, as set forth below.
On December 31, 2018, the Compensation Committee approved the monetization of 898,080 BGC Holdings, PPSUs held by Mr. Lutnick (which had an average determination price of $7.65 per unit), and 592,721 Newmark Holdings PPSUs (which had an average determination price of $13.715 per unit), which transactions had an aggregate value of $15,000,000.  On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,131,774 non-exchangeable BGC Holdings PSUs held by Mr. Lutnick into 1,131,774 HDUs (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a value of $7,017,000); and (ii) the right to exchange for cash 1,018,390 BGC Holdings non-exchangeable PPSUs held by Mr. Lutnick, (which had an average determination price of $7.8388 per unit), for a payment of $7,983,000 for taxes when (i) is exchanged.
On December 31, 2018, the Compensation Committee approved the monetization of 1,909,188 BGC Holdings PSUs held by Mr. Gosin and 264,985 BGC Holdings PPSUs (which had an average determination price of $4.2625 per unit), which transactions had an aggregate value of $11,000,000. On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,592,016 non-exchangeable HDUs (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a value of $9,870,501); and (ii) the right to exchange for cash 264,985 BGC Holdings non-exchangeable PPSUs held by Mr. Gosin, (which had an average determination price of $4.2625 per unit), for a payment of $1,129,499 for taxes when (i) is exchanged. On February 22, 2019, the Compensation Committee initially approved for Mr. Gosin grants in Newmark Holdings NPSUs and NPPSUs. On April 25, 2019, the Compensation Committee modified Mr. Gosin’s awards by canceling the grant of the previously mentioned Newmark Holdings NPSUs and NPPSUs and by granting non-exchangeable Newmark Holdings PSUs and PPSUs. The Committee approved this modification in order to reflect an annual compensation structure rather than a long-term NPSU/NPPSU structure.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Credit Risk
Our multifamily origination business, under the Fannie Mae DUS program, originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. Some of the loans that we originate under the Fannie Mae DUS program are subject to reduced levels or no risk-sharing. However, we generally receive lower servicing fees with respect to such loans. Although our Berkeley Point business’s average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans, if loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, a material failure to pay its share of losses under the Fannie Mae DUS program could result in the revocation of Berkeley Point’s license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.
Interest Rate Risk
Newmark had $550.0 million of fixed rate 6.125% Senior Notes outstanding as of December 31, 2019. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had $50.0 million outstanding under its Credit Facility as of December 31, 2019. The interest rate on the Credit Facility is based upon LIBOR.
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
Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of December 31, 2019 and 2018 was 176 basis points and 252 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by $9.2 million based on our escrow balance as of December 31, 2019 compared to $12.6 million based on our escrow balance as of December 31, 2018. A 100-basis point decrease in 30-day LIBOR would decrease our annual earnings by $9.2 million based on the escrow balance as of December 31, 2019 compared to $12.6 million based on our escrow balance as of December 31, 2018.
We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by $2.1 million based on our outstanding balances as of December 31, 2019 compared to $9.7 million based on our outstanding balances as of December 31, 2018. A 100-basis point decrease in 30-day LIBOR would increase our annual earnings by approximately $2.1 million based on our outstanding warehouse balance as of December 31, 2019 compared to $9.7 million as of December 31, 2018.
Market Risk
We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $36.8 million and $48.9 million as of December 31, 2019 and 2018, respectively. These include shares of common stock of Nasdaq, the rights to which initially resulted from BGC Partners sale of its electronic benchmark Treasury platform to Nasdaq. The right to receive the remainder of the Nasdaq payment was transferred from BGC Partners to us beginning in the third quarter of 2017. We have recorded gains related to the Nasdaq payments and related appreciation in shares held by Newmark of $113.9 million, $87.5 million, and $76.3 million for the years ended December 31, 2019, 2018, and 2017, respectively, and expect our future results to include the additional approximately 7.9 million Nasdaq shares to be received over time. In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares to be received in each of 2019, 2020, 2021 and 2022. On December 2, 2019 the SPV delivered 898,685 Nasdaq Shares to RBC in exchange for $93.5 million Newmark OpCo EPUs pursuant to the first forward agreement.
For the years ended December 31, 2019 and 2018, we recorded gains/(losses) of $(36.3) million and $19.0 million for the mark-to-market adjustment related to the Nasdaq Forwards.
Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 7 — “Marketable Securities” and Note 11 — “Derivatives” to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities.
The Nasdaq Forwards are derivatives and, accordingly, are marked to fair value through our accompanying consolidated statements of operations. The fair value of the Nasdaq Forwards is determined utilizing the following inputs, as applicable:

•	The underlying number of shares and the related strike price;

•	The maturity date; and

•	The implied volatility of Nasdaq’s stock price.
The fair value of Newmark’s Nasdaq Forwards considers the effects of Nasdaq’s stock price volatility between the balance sheet date and the maturity date. The fair value is determined through the use of a Black-Scholes put option valuation model.

Input	Three Months Ended December 31, 2019	Three Months Ended September 30, 2019	Three Months Ended June 30, 2019	Three Months Ended March 31, 2019	Three Months Ended December 31, 2018
Number of shares per tranche	992,247	992,247	992,247	992,247	992,247
Strike price	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21
Maturity date	November 30, 2020 - November 30, 2022	November 29, 2019 - November 30, 2022	November 29, 2019 - November 30, 2022	November 29, 2019 - November 30, 2022	November 29, 2019 - November 30, 2022
Implied volatility - weighted-average	32.2%	32.9%	32.2%	31.5%	30.2%
Period end stock price	$107.1	$99.35	$96.17	$87.49	$81.57
Dividend yield - weighted-average	1.76%	1.89%	1.95%	2.01%	2.16%
Interest rate - weighted-average	1.70%	1.62%	1.82%	2.35%	2.61%
Unrealized gains/(losses) due to the changes in fair value of the Nasdaq Forwards	$(13,935)	$(8,214)	$(15,638)	$(13,329)	$12,675
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

ITEM 8.    FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2019, 2018 AND 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Newmark Group, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as applicable and our report dated February 28, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Mortgage Servicing Rights, net
Description of the Matter
At December 31, 2019, the Company’s Mortgage Servicing Rights, net (“MSRs”) were $413.6 million. As discussed in Note 3 and Note 15 to the consolidated financial statements, the Company initially recognizes and measures the rights to service mortgage loans at fair value and subsequently measures them using the amortization method. MSRs are assessed for impairment, at least on an annual basis, based upon the fair value of those rights as compared to the amortized cost. Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows.

Auditing management’s valuation of MSRs was complex and required significant judgment due to the estimation used by the Company in determining the fair value of the MSRs. In particular, the fair value estimates were sensitive to significant assumptions such as prepayment rates, cost of servicing, escrow earnings rates, discount rates and servicing multiples, which are affected by expectations about future market or economic conditions derived, in part, from historical data.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the Company’s MSRs valuation process, including management’s assessment of the significant assumptions included in the fair value estimates.

To test the estimated fair value of the Company’s MSRs, our audit procedures included, among others, testing the significant assumptions used by the Company to develop the fair value estimates. For example, we compared the significant assumptions to the Company’s historical results and current industry, market and economic trends. We evaluated the Company’s use of the valuation model that calculates the present value of the future net servicing cash flows and validated the completeness and accuracy of selected inputs to the model. We also performed a sensitivity analysis of the significant assumptions to evaluate the changes in fair value resulting from changes in selected assumptions. We utilized an internal valuation specialist to test management’s assumptions and to identify potential sources of contrary information for selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Newmark Group, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Newmark Group, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Newmark Group, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MLG Commercial LLC, ACRES and Harper Dennis Hobbs Holdings Limited which is included in the 2019 consolidated financial statements of the Company and constituted 1.8% and 3.6% of total and net assets, respectively, as of December 31, 2019 and 0.8% and 0.1% of revenues and net income, respectively for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MLG Commercial LLC, ACRES and Harper Dennis Hobbs Holdings Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 28, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 28, 2020

NEWMARK GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$163,564	$122,475
Restricted cash	58,308	64,931
Marketable securities	36,795	48,942
Loans held for sale, at fair value	215,290	990,864
Receivables, net	508,379	451,605
Receivables from related parties	—	20,498
Other current assets (see Note 19)	91,194	57,739
Total current assets	1,073,530	1,757,054
Goodwill	557,914	515,321
Mortgage servicing rights, net	413,644	411,809
Loans, forgivable loans and other receivables from employees and partners, net	403,710	285,532
Right-of-use assets	201,661	—
Fixed assets, net	98,016	78,805
Other intangible assets, net	45,226	35,769
Other assets (see Note 19)	407,898	369,867
Total assets	$3,201,599	$3,454,157
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$209,648	$972,387
Accrued compensation	343,845	366,506
Accounts payable, accrued expenses and other liabilities (see Note 29)	417,069	312,239
Securities loaned	36,735	—
Payables to related parties	38,090	13,507
Total current liabilities	1,045,387	1,664,639
Long-term debt	589,294	537,926
Right-of-use liabilities	227,942	—
Other long-term liabilities (see Note 29)	376,834	168,623
Total liabilities	2,239,457	2,371,188
Commitments and contingencies (see Note 31)
Redeemable partnership interests	21,517	26,170
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 160,833,463 and 156,966,336 shares issued at December 31, 2019 and December 31, 2018, respectively, and 156,265,461 and 156,916,336 shares outstanding at December 31, 2019 and December 31, 2018, respectively	1,608	1,570
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 and 21,285,533 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	212	212
Additional paid-in capital	318,165	285,071
Retained earnings	313,112	277,952
Contingent Class A common stock	1,461	3,250
Treasury stock at cost: 4,568,002 shares of Class A common stock at December 31, 2019 and 50,000 shares of Class A common stock at December 31, 2018	(34,894)	(486)
Total stockholders’ equity	599,664	567,569
Noncontrolling interests	340,961	489,230
Total equity	940,625	1,056,799
Total liabilities, redeemable partnership interest, and equity	$3,201,599	$3,454,157

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Commissions	$1,396,035	$1,286,339	$1,014,716
Gains from mortgage banking activities/originations, net	198,085	182,264	206,000
Management services, servicing fees and other	624,012	578,976	375,734
Total revenues	2,218,132	2,047,579	1,596,450
Expenses:
Compensation and employee benefits	1,275,988	1,161,985	987,701
Equity-based compensation and allocations of net income to limited partnership units and FPUs	258,836	224,644	147,139
Total compensation and employee benefits	1,534,824	1,386,629	1,134,840
Operating, administrative and other	361,857	331,758	219,163
Fees to related parties	25,025	26,162	20,771
Depreciation and amortization	131,144	97,733	95,815
Total operating expenses	2,052,850	1,842,282	1,470,589
Other income, net	80,954	127,293	73,927
Income from operations	246,236	332,590	199,788
Interest (expense) income, net	(32,088)	(50,205)	2,786
Income before income taxes and noncontrolling interests	214,148	282,385	202,574
Provision for income taxes	52,436	90,487	57,478
Consolidated net income	161,712	191,898	145,096
Less: Net income attributable to noncontrolling interests	44,407	85,166	604
Net income available to common stockholders	$117,305	$106,732	$144,492
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$104,406	$101,641	$144,492
Basic earnings per share	$0.59	$0.65	$1.08
Basic weighted-average shares of common stock outstanding	177,774	157,256	133,413
Fully diluted earnings per share
Net income for fully diluted shares	$108,160	$105,571	$117,217
Fully diluted earnings per share	$0.58	$0.64	$0.85
Fully diluted weighted-average shares of common stock outstanding	185,016	163,810	138,398

(1)	Includes a reduction for dividends on preferred stock or units in the amount of $12.9 million and $5.1 million for the years ended December 31, 2019 and December 31, 2018, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Consolidated net income	$161,712	$191,898	$145,096
Less: Comprehensive income attributable to noncontrolling interests, net of tax	44,407	85,166	604
Comprehensive income available to common stockholders	$117,305	$106,732	$144,492
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	BGC’s Net Investment in Newmark	Noncontrolling Interests	Total
Balance, January 1, 2017	$—	$—	$—	$—	$—	$245,877	$735,899	$2,007	$983,783
Consolidated net income	—	—	—	—	—	144,492	—	604	145,096
Distributions to BGC and noncontrolling interests	—	—	—	—	—	(190,877)	—	(71)	(190,948)
Purchase of noncontrolling interests	—	—	—	—	—	—	1,092	(1,092)	—
Noncontrolling interests in an entity acquired	—	—	—	—	—	—	—	19,146	19,146
Debt assumed from BGC	—	—	—	—	—	—	(1,387,500)	—	(1,387,500)
Contributions	—	—	—	—	—	—	368,418	—	368,418
Transfer of pre-initial public offering (“IPO”) capital to redeemable partnership interest	—	—	—	—	—	—	(21,096)	—	(21,096)
Issuance of shares in the Separation (Class A common stock, 115,593,787 shares); (Class B common stock, 15,840,049 shares)	1,156	158	(245,815)	—	—	—	303,187	(58,686)	—
Proceeds from IPO, net of underwriting discounts and other expenses (Class A common stock, 23,000,000 shares)	230	—	295,189	—	—	—	—	—	295,419
Equity-based compensation (Class A common stock, 600,000 shares)	—	—	10,000	—	—	—	—	—	10,000
Balance, December 31, 2017	1,386	158	59,374	—	—	199,492	—	(38,092)	222,318
Consolidated net income	—	—	—	—	—	106,732	—	85,166	191,898
Cumulative effect of revenue standard adoption	—	—	—	—	—	16,463	—	2,342	18,805
Reduction of earning distributions	—	—	—	—	—	2,144	—	—	2,144
Dividends to common stockholders	—	—	—	—	—	(41,788)	—	—	(41,788)
Preferred dividend on exchangeable preferred partnership units	—	—	—	—	—	(5,091)	—	—	(5,091)
Capital contributions to and from Cantor for equity-based compensation and other	—	—	27,920	—	—	—	—	17,376	45,296
Equity-based compensation and related issuance of Class A common stock	—	—	788	—	—	—	—	—	788
BGC's purchase of 16,606,726 exchangeable limited partnership units in Newmark Holdings	—	—	—	—	—	—	—	241,960	241,960
Exchange of 14,831,234 exchangeable limited partnership units in Newmark Holdings and 6,903,876 limited partnership units in Newmark OpCo into an aggregate of 16,292,623 Class A and 5,445,488 Class B shares of Newmark common stock distributed in the Spin- Off and reallocation of capital	163	54	194,614	(752)	—	—	—	(194,079)	—
Grant of exchangeability, redemption and issuance of limited partnership interests, and issuance of 2,052,183 shares of Class A common stock	21	—	6,009	—	—	—	—	100,170	106,200
Issuance of exchangeable preferred partnership units ("EPUs") in Newmark Opco	—	—	—	—	—	—	—	325,478	325,478
Earning distributions to limited partnership interests, redeemable partnership interests, and other noncontrolling interests	—	—	—	—	—	—	—	(61,796)	(61,796)
Repurchase of 50,000 shares of Class A common stock	—	—	—	—	(486)	—	—	—	(486)
Issuance of contingent limited partnership units	—	—	—	4,002	—	—	—	13,277	17,279
Other	—	—	(3,634)	—	—	—	—	(2,572)	(6,206)
Balance, December 31, 2018	1,570	212	285,071	3,250	(486)	277,952	—	489,230	1,056,799
Consolidated net income	—	—	—	—	—	117,305	—	44,407	161,712
Dividends to common stockholders	—	—	—	—	—	(69,245)	—	—	(69,245)
Preferred dividend on exchangeable preferred partnership units	—	—	—	—	—	(12,900)	—	12,900	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(73,646)	(73,646)
Grant of exchangeability, redemption and issuance of Class A common stock, 3,867,127 shares	38	—	30,607	(1,789)	—	—	—	(30,758)	(1,902)
Repurchase of 4,518,002 shares of Class A common stock	—	—	—	—	(34,408)	—	—	(7,692)	(42,100)
Redemption of EPUs	—	—	—	—	—	—	—	(93,480)	(93,480)
Other	—	—	2,487	—	—	—	—	—	2,487
Balance, December 31, 2019	$1,608	$212	$318,165	$1,461	$(34,894)	$313,112	$—	$340,961	$940,625

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY – (Continued)
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Dividends declared per share of common stock	$0.40	$0.36	N/A
Dividends declared and paid per share of common stock	$0.39	$0.27	N/A

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$161,712	$191,898	$145,096
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain on originated mortgage servicing rights	(103,160)	(95,284)	(120,970)
Depreciation and amortization	131,144	97,733	95,815
Nasdaq recognition	(98,580)	(85,135)	(76,969)
Equity-based compensation and allocation of net income to limited partnership units and FPUs and issuance of common stock	258,836	224,644	10,000
Employee loan amortization	38,987	27,743	34,420
Deferred tax provision/(benefit)	(27,852)	16,387	44,383
Change in fair value of contingent consideration	728	374	2,675
Realized gains on non-marketable investments, net	(12,159)	(17,899)	—
Unrealized (gains) loss on loans held for sale	(5,174)	(18,430)	(2,194)
Income from an equity method investment	(7,250)	(2,750)	(1,562)
Provision for uncollectible accounts	1,817	3,530	6,099
Realized (gains) loss on marketable securities	(4,056)	(3,256)	—
Unrealized (gains) loss on marketable securities	(11,303)	1,193	—
Change in valuation of derivative asset	51,117	(19,002)	636
Loan originations—loans held for sale	(8,783,225)	(8,612,671)	(8,844,768)
Loan sales—loans held for sale	9,563,973	8,002,872	9,556,163
Other	4,260	1,586	1,367
Consolidated net income (loss), adjusted for non-cash and non-operating items	1,159,815	(286,467)	850,191
Changes in operating assets and liabilities:
Receivables, net	(52,021)	(129,490)	(57,175)
Loans, forgivable loans and other receivables from employees and partners	(161,897)	(109,569)	(34,321)
Other assets	(113,241)	(9,924)	36,086
Accrued compensation	39,959	50,198	45,753
Accounts payable, accrued expenses and other liabilities	90,712	152,885	13,103
Payables to related parties	23,433	—	—
Net cash provided by (used in) operating activities	986,760	(332,367)	853,637
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(33,939)	(34,513)	2,793
Distributions from equity method investment	8,560	—	—
Proceeds from the sale of marketable securities	32,606	95,878	18,710
Purchase of non-marketable investments	(28,000)	(29,500)	—
Purchases of fixed assets	(34,526)	(21,016)	(19,069)
Payments to related parties	—	—	(375,000)
Borrowings from related parties	—	—	375,000
Purchase of mortgage servicing rights	(1,489)	(3,107)	(2,055)
Net cash (used in) provided by investing activities	(56,788)	7,742	379
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	8,783,225	8,612,671	8,844,768
Principal payments on warehouse facilities	(9,545,964)	(8,000,725)	(8,742,295)
Proceeds from BGC's purchase of exchangeable limited partnership units in Newmark Holdings	—	241,960	—
Proceeds from issuance of EPUs	—	262,169	—
Payments to related parties	—	(858,428)	(1,445,838)
Borrowings from related parties	—	372,950	698,919
Settlement of pre-Spin-Off related party receivables	33,892	—	—
Proceeds from the IPO, net of underwriting discounts	—	(8,870)	304,290
Borrowing of debt	155,000	537,575	—
Repayment of debt	(105,000)	(670,710)	(304,290)
Distributions of earnings to BGC	—	—	(101,731)
Pre-acquisition distributions relating to BPF acquisitions	—	—	(89,146)
Capital contribution	—	9,189	—
Securities loaned	36,735	(57,623)	57,623
Treasury stock repurchases	(37,368)	(486)	—
Earnings distributions to limited partnership interests and noncontrolling interests	(140,576)	(46,490)	(71)
Dividends to stockholders	(69,245)	(41,787)	—
Prepayment penalty on debt	—	(6,954)	—
Payments on acquisition earn-outs	(4,837)	(4,476)	(18,940)
Payment of deferred financing costs	(1,368)	(1,308)	(1,485)
Net cash (used in) provided by financing activities	(895,506)	338,657	(798,196)
Net increase in cash and cash equivalents and restricted cash	34,466	14,032	55,820
Cash and cash equivalents and restricted cash at beginning of period	187,406	173,374	117,554
Cash and cash equivalents and restricted cash at end of period	$221,872	$187,406	$173,374
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
(In thousands)

	Year Ended December 31,
Supplemental disclosures of cash flow information:	2019	2018	2017
Cash paid during the period for:
Interest	$36,959	$81,838	$21,003
Taxes	$95,089	$1,165	$46
Supplemental disclosure of noncash operating, investing and financing activities:
Right-of-use assets and liabilities	$182,180	$—	$—
Treasury stock repurchase	$4,732	$—	$—
Net assets contributed by BGC Partners’	$—	$—	$368,418
Debt assumed from BGC	$—	$—	$(1,387,500)
Accrued offering costs	$—	$—	$8,870

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
Notes to Consolidated Financial Statements

(1)	Organization and Basis of Presentation

Newmark Group, Inc., formerly known as Newmark Knight Frank (together with its subsidiaries, “Newmark” or the “Company”), a Delaware corporation, was formed as NRE Delaware, Inc. on November 18, 2016. Newmark changed its name to Newmark Group, Inc. on October 18, 2017. Newmark Holdings, L.P. (“Newmark Holdings”) is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark Partners, L.P. (“Newmark OpCo”), the operating partnership. Newmark is a leading commercial real estate services firm. Newmark offers a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Newmark’s investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and Government Sponsored Enterprise (“GSE”) lending and loan servicing, mortgage brokerage and equity-raising. Newmark’s occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. Newmark enhances these services and products through innovative real estate technology solutions and data analytics that enable clients to increase their efficiency and profits by optimizing their real estate portfolio. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

Newmark was formed through the purchase by BGC Partners, Inc. (“BGC Partners” or “BGC”) of Newmark & Company Real Estate, Inc. and certain of its affiliates in 2011. A majority of the voting power of BGC Partners is held by Cantor Fitzgerald, L.P. (“CFLP” or “Cantor”). Subsequent to the Spin-Off, as defined below, the majority of the voting power of Newmark is held by Cantor.

On November 30, 2018 (the “Distribution Date”), BGC completed its previously announced pro rata distribution (the “Spin-Off”) to its stockholders of all of the shares of common stock of Newmark owned by BGC as of immediately prior to the effective time of the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on November 23, 2018 (the “Record Date”), and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (consisting of Cantor and CF Group Management, Inc. (“CFGM”)) of record as of the close of business on the Record Date. The Spin-Off was effective as of 12:01 a.m., New York City time, on the Distribution Date.

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

Concurrently with the Berkeley Point Acquisition, on September 8, 2017 Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate-related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment are available. As of December 31, 2019, Newmark’s investment in Real Estate LP was accounted for under the equity method.

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

•	the proportional distribution in the Separation of interests in Newmark Holdings to holders of interests in BGC Holdings;

•	the IPO;

•	the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below;

•	the BGC Holdings distribution; and

•
the pro rata distribution in the Spin-Off of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock. The Spin-Off distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes.

As part of the Separation described above, BGC contributed its interests in BPF and Real Estate, L.P. to Newmark.

Initial Public Offering
On December 15, 2017, Newmark announced the pricing of the IPO of 20 million shares of Newmark’s Class A common stock at a price to the public of $14.00 per share, which was completed on December 19, 2017. Newmark Class A shares began trading on December 15, 2017 on the NASDAQ Global Select Market under the symbol “NMRK” . In addition, Newmark granted the underwriters a 30-day option to purchase up to an additional 3 million shares of Newmark Class A common stock at the IPO price, less underwriting discounts and commissions. On December 26, 2017, the underwriters of the IPO exercised in full their overallotment option to purchase an additional 3 million shares of Newmark Class A common stock from Newmark at the IPO price, less underwriting discounts and commission. As a result, Newmark received aggregate net proceeds of $295.4 million from the IPO, after deducting underwriting discounts and commissions and estimated offering expenses (See Note 27 — “Related Party Transactions” for additional information).

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

BGC’s Investment in Newmark Holdings
On March 7, 2018, BGC Partners and its operating subsidiaries purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Units”) of Newmark Holdings L.P. for approximately $242.0 million (the “Investment in Newmark Holdings”) (See Note 27 — “Related Party Transactions” for additional information).

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

Exchangeable Preferred Partnership Units and Forward Contracts
On June 18, 2018 and September 26, 2018, Newmark’s principal operating subsidiary, Newmark OpCo, issued approximately $175.0 million and $150.0 million of exchangeable preferred partnership units (“EPUs”), respectively, in private transactions to the Royal Bank of Canada (“RBC”) (the “Newmark OpCo Preferred Investment”). Newmark received $266.1 million of cash in 2018 with respect to these transactions. The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth-quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock is subject to the SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the accompanying consolidated balance sheets and consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through Retained earnings on the accompanying consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.

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

In September 2019, the SPV notified RBC of its decision to settle the first variable postpaid forward contract using the Nasdaq common stock the SPV received in November 2019 in exchange for the first tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq earn-out shares. The fair value of the Nasdaq common stock that Newmark received was $98.6 million. As a result of Newmark's settlement election, Newmark reclassified $93.5 million of EPUs from “Noncontrolling interest” to “Accounts payable, accrued expenses and other liabilities” on the accompanying consolidated balance sheets. On December 2, 2019, Newmark settled the first variable postpaid forward contract with 898,685 Nasdaq common stock shares, with a fair value of $93.5 million and Newmark retained 93,562 Nasdaq common stock shares. The fair value of the Nasdaq common stock held by Newmark, as of December 31, 2019 was $36.8 million and is included in “Marketable securities” on the accompanying consolidated balance sheets.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, L.P. (“BGC Holdings”), to distribute pro rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor, also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of December 31, 2019, the exchange ratio was 0.9400 shares of Newmark common stock per Newmark Holdings unit.

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be Newmark’s controlling stockholder, and BGC and its subsidiaries no longer held any shares of Newmark common stock or other equity interests in it or its subsidiaries. Therefore, BGC no longer consolidates Newmark with its financial results subsequent to the Spin-Off. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.

(a)	Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). The accompanying consolidated financial statements were prepared on a stand-alone basis derived from the financial statements and accounting records of BGC, prior to the Spin-Off. During the year ended December 31, 2018, Newmark changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs” to “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” on the accompanying consolidated statements of operations. For the year ended December 31, 2019, Newmark changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations. The change resulted in the reclassification of amortization charges related to equity-based awards, such as REUs and Restricted Stock Units (“RSUs”), from “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

“Equity-based compensation and allocations of net income to limited partnership units and FPUs” reflect the following items related to cash and equity based compensation:

•
Charges with respect to the grant of shares of common stock or limited partnership units, such as HDUs, including in connection with the redemption of non-exchangeable limited partnership units, including PSUs;

•
Charges with respect to grants of exchangeability, such as the right of holders of limited partnership units with no capital accounts, such as PSUs, to exchange the units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as the cash paid in the settlement of the related preferred units to pay withholding taxes owed by the unit holder upon such exchange;

•
Preferred units are granted in connection with the grant of certain limited partnership units, such as PSUs, that may be granted exchangeability to cover the withholding taxes owed by the unit holder, rather than issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes;

•	Charges related to the amortization of RSUs and limited partnership units;

•	Allocations of net income to limited partnership units and founding/working partner units (“FPUs”), including the Preferred Distribution (as hereinafter defined).
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

Intercompany balances and transactions within Newmark have been eliminated. Transactions between Cantor or BGC and Newmark pursuant to service agreements between Cantor and BGC (See Note 27 — “Related Party Transactions”), representing valid receivables and liabilities of Newmark which are periodically cash settled, have been included on the accompanying consolidated financial statements as either receivables from or payables to related parties.

Newmark receives administrative services to support its operations, and in return, Cantor and/or BGC allocate certain of their expenses to Newmark. Such expenses represent costs related, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor and/or BGC overhead costs, are included as expenses on the accompanying consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on a services agreement between Cantor and/or BGC which reflects the utilization of service provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor and/or BGC. Actual costs that would have been incurred if Newmark had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure (See Note 27 — “Related Party Transactions” for an additional discussion of expense allocations).

Transfers of cash, both to and from Cantor and/or BGC, are included in “Receivables from related parties or Payables to related parties” on the accompanying consolidated balance sheets and as part of the change in payments to and borrowings from related parties in the financing section prior to the Spin-Off and in the operating section after the Spin-Off on the accompanying consolidated statements of cash flows.

The income tax provision on the accompanying consolidated statements of operations and consolidated statements of comprehensive income has been calculated as if Newmark was operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which it operates. Prior to the Spin-Off, Newmark’s operations had been included in the BGC U.S. federal and state tax returns or separate non-U.S. jurisdictions tax returns. As Newmark operations in many jurisdictions were unincorporated commercial units of BGC and its subsidiaries, stand-alone tax returns have not been filed for the operations in these jurisdictions.

The accompanying consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the accompanying consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of changes in equity of Newmark for the periods presented.

(b)	Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which relates to how an entity recognizes the revenue it expects to be entitled to for the transfer of promised goods and services to customers. The ASU replaced certain previously existing revenue recognition guidance. The FASB has subsequently issued several additional amendments to the standard, including ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the guidance on principal versus agent analysis based on the notion of control and affects recognition of revenue on a gross or net basis. Newmark adopted the standards as of their effective date of January 1, 2018 and recognized an increase in assets, liabilities, beginning retained earnings and noncontrolling interests of $64.4 million, $45.6 million, $16.5 million and $2.3 million, respectively, as the cumulative effect of adoption of this accounting change. The impact of adoption is primarily related to Newmark’s brokerage revenues from leasing commissions where revenue recognition was previously deferred when future contingencies exist under the previous revenue recognition guidance. The adoption of the new revenue recognition guidance accelerated these commission revenues that were based, in part, on future contingent events. For example, a portion of certain brokerage revenues from leasing commissions were deferred until a future contingency was resolved (e.g., tenant move-in or payment of first month’s rent). Under the new revenue recognition model, Newmark’s performance obligation will be typically satisfied at lease signing, and, therefore, the portion of the commission that is contingent on a future event will likely be recognized earlier, if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

Further, Newmark previously presented expenses incurred on behalf of customers for certain management services subject to reimbursement on a net basis within expenses. Under the new revenue recognition model, Newmark concluded that it controls the services provided by a third-party on behalf of customers and, therefore, acts as a principal under those contracts.

As a result, for these service contracts Newmark will present expenses incurred on behalf of customers along with corresponding reimbursement revenue on a gross basis on the accompanying consolidated statements of operations, with no material impact on net income available to common stockholders.

Newmark elected to adopt the new guidance using a modified retrospective approach applied to contracts that were not completed as of January 1, 2018. Accordingly, the new revenue standard is applied prospectively in Newmark’s financial statements from January 1, 2018 onward.

The new revenue recognition guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP standards, and as a result did not have a material impact on the elements of the accompanying consolidated statements of operations most closely associated with financial instruments, including Gains from mortgage banking activities/origination, net, and Servicing fees. See Note 13 — “Revenues from Contracts with Customers” for additional information.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new measurement alternative. The guidance also requires entities to record changes in instrument-specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, to clarify transition and subsequent accounting for equity investments without a readily determinable fair value, among other aspects of the guidance issued in ASU 2016-01. The amendments in ASU 2018-03 were effective for fiscal years beginning January 1, 2018 and interim periods beginning July 1, 2018. The amendments and technical corrections provided in ASU 2018-03 could be adopted concurrently with ASU 2016-01, which was effective for Newmark on January 1, 2018. Newmark adopted both ASUs on January 1, 2018 using the modified retrospective approach for equity securities with a readily determinable fair value and the prospective method for equity investments without a readily determinable fair value. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230)-Classification of Certain Cash Receipts and Cash Payments, which makes changes to how cash receipts and cash payments are presented and classified in the statements of cash flows. The new standard became effective beginning January 1, 2018 and required adoption on a retrospective basis. The adoption of this guidance did not have a material impact on the accompanying consolidated statements of cash flows.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230)-Restricted Cash, which requires that the statements of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The new standard became effective beginning January 1, 2018 and required adoption on a retrospective basis. The effect of this guidance resulted in the inclusion of restricted cash in the cash and cash equivalents balance on the accompanying consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805)-Clarifying the Definition of Business, which clarifies the definition of a business with the objective of providing additional guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new standard became effective beginning January 1, 2018 on a prospective basis. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, which clarifies the scope and application of ASC 610-20, Other Income-Gains and Losses from Derecognition of Nonfinancial Assets, and defines in substance nonfinancial assets. The ASU also impacts the accounting for partial sales of nonfinancial assets (including in substance real estate). Under this guidance, when an entity transfers its controlling interest in a nonfinancial asset but retains a noncontrolling ownership interest, the entity is required to measure the retained interest at fair value, which results in a full gain or loss recognition upon the sale of a controlling interest in a nonfinancial asset. The Company adopted the standard on its required effective date of January 1, 2018. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718)-Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Under this guidance, an entity would not apply modification accounting if the fair value, the vesting conditions, and the classification of the awards (as equity or liability) are the same immediately before and after the modification. The new standard became effective for the Company beginning January 1, 2018 on a prospective basis for awards modified on or after the adoption date. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a Right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with legacy U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under legacy U.S. GAAP. Further, ASU 2018-11 contains a practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU 2019-01 is effective beginning January 1, 2020, with early adoption permitted. Newmark adopted the above mentioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method, financial information was not updated and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The guidance provides a number of optional practical expedients to be utilized by lessees upon transition. Accordingly, Newmark elected the “package of practical expedients,” which permitted the Company not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Newmark did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to the Company. The new standard also provides practical expedients for an entity’s ongoing accounting as a lessee. Newmark elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets upon transition. Newmark also elected the practical expedient to not separate lease and non-lease components for all leases other than leases of real estate. As a result, upon adoption, acting primarily as a lessee, the Company recognized a $178.8 million ROU asset, net of tenant improvements, and a $226.7 million lease liability on the accompanying consolidated balance sheets for its real estate operating leases. The adoption of the guidance did not have a material impact on the accompanying consolidated statements of operations, consolidated statements of changes in equity and consolidated statements of cash flows. See Note 18 — “Leases” for additional information on Newmark’s leasing arrangements.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance intends to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. Based on concerns about the sustainability of LIBOR, in 2017, a committee convened by the Federal Reserve Board and the Federal Reserve Bank of New York identified a broad Treasury repurchase agreement (repo) financing rate referred to as the SOFR as its preferred alternative reference rate. The guidance in ASU No. 2018-16 adds the OIS rate based on SOFR as a U.S. benchmark interest rate to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. The amendments in this ASU were required to be adopted concurrently with the guidance in ASU No. 2017-12. The guidance became effective for the Company on January 1, 2019 and was required to be applied on a prospective and modified retrospective basis. As Newmark currently does not designate any derivative contracts as hedges for accounting purposes, the adoption of this new guidance did not have a material impact on the accompanying consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax Cuts and Jobs Act of 2017 by providing an option to reclassify these stranded tax effects to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The new standard became effective on January 1, 2019. The guidance was required to be applied to either in the period of adoption or retrospective to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Newmark adopted the new standard on its required effective date and elected to reclassify the stranded income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. However, the adoption of the new guidance did not have a material effect on the accompanying consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation--Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to non-employee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance relate to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for non-employee awards. The new standard became effective beginning January 1, 2019. The ASU was required to be applied on a prospective basis to all new awards granted after the date of adoption. In addition, any liability-classified awards that were not been settled and equity-classified awards for which a measurement date had not been established by the adoption date were remeasured at fair value as of the adoption date with cumulative effect adjustment to opening retained earnings in the year of adoption. The Company adopted this standard on its effective date. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The guidance clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with already effective SEC final rules, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance, and it did not have a material impact on the consolidated financial statements and related disclosures.

(c)	New Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires financial assets that are measured at amortized cost to be presented, net of an allowance for credit losses, at the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets, as well as changes to credit losses during the period, are recognized in earnings. For certain purchased financial assets with deterioration in credit quality since origination (“PCD assets”), the initial allowance for expected credit losses will be recorded as an increase to the purchase price. Expected credit losses, including losses on off-balance-sheet exposures such as lending commitments, will be measured based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The new standard will become effective for Newmark beginning January 1, 2020, under a modified retrospective approach, and early adoption is permitted. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, to clarify that operating lease receivables accounted for under ASC 842, Leases, are not in the scope of the new credit losses guidance, and, instead, impairment of receivables arising from operating leases should be accounted for in accordance with ASC 842, Leases. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU makes changes to the guidance introduced or amended by ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments. See below for the description of the amendments stipulated in ASU No. 2019-04. In addition, in May 2019, the FASB issued ASU No. 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. The amendments in this ASU allow entities, upon adoption of ASU No. 2016-13, to irrevocably elect the fair value option for financial instruments that were previously carried at amortized cost and are eligible for the fair value option under ASC 825-10, Financial Instruments: Overall. In November 2019, the FASB issued ASU No. 2019-11, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The amendments in this ASU require entities to include certain expected recoveries of the amortized cost basis previously written off, or expected to be written off, in the allowance for credit losses for PCD assets; provide transition relief related to troubled debt restructurings; allow entities to exclude accrued interest amounts from certain required disclosures; and clarify the requirements for applying the collateral maintenance practical expedient. The amendments in ASUs No. 2018-19, 2019-04, 2019-05 and 2019-11 are required to be adopted concurrently with the guidance in ASU No. 2016-13. Newmark plans to adopt the standards on their required effective date beginning January 1, 2020. Management is in the process of finalizing the implementation of the new credit losses guidance, including the assessment of the impact on the Newmark's consolidated financial statements. Given the objective of the standard, it is generally expected that allowances for credit losses for the financial instruments within its scope would increase; however, the amount of any change will be dependent on the composition and quality of Newmark’s financial asset portfolio and off-balance sheets exposures at the adoption date as well as economic conditions and forecasts at that time. Newmark expects the impact of adopting this standard on the accompanying consolidated statements of operations, consolidated statements of changes in equity and consolidated statements of cash flows to be between $18.0 million and $28.0 million.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company plans to adopt the standard on its required effective date beginning January 1, 2020, and the new guidance will be applied on a prospective basis. The adoption of the new guidance is not expected to have a material impact on the accompanying consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. The new standard will become effective for Newmark beginning January 1, 2020 and early adoption is permitted for eliminated and modified fair value measurement disclosures. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, Newmark early adopted eliminated and modified disclosure requirements as of September 30, 2018. The early adoption of this standard did not have a material impact the accompanying consolidated financial statements. See Note 26 — “Fair Value of Financial Assets and Liabilities” for additional information. Management plans to adopt the remaining disclosure requirements beginning January 1, 2020, and the adoption of the additional fair value measurement disclosures is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). The guidance on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) applies to entities that are a customer in a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the guidance in this ASU. The new standard will become effective for Newmark beginning January 1, 2020, should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption, and early adoption is permitted. Management plans to adopt the standard on its effective date beginning January 1, 2020. The adoption of this guidance is not expected to have an impact on the accompanying consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities (“VIE”). The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the variable interest entity guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard will become effective for Newmark beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Management plans to adopt the standard on its effective date beginning January 1, 2020. The adoption of this guidance is not expected to have an impact on the accompanying consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU amends guidance introduced or amended by ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to ASU No. 2016-13 clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. The clarifying guidance pertaining to ASU No. 2016-01 requires an entity to remeasure an equity security without a readily determinable fair value accounted for under the measurement alternative at fair value in accordance with guidance in ASC 820, Fair Value Measurement; specifies that equity securities without a readily determinable fair value denominated in nonfunctional currency must be remeasured at historical exchange rates; and provides fair value measurement disclosure guidance. The codification improvements related to credit losses are required to be adopted concurrently with ASU No. 2016-13 as of January 1, 2020. See above for the expected impact of adoption of the amendments stipulated in ASU No. 2019-04. The hedge accounting standard amendments are effective for Newmark as of January 1, 2020, with early adoption permitted, and may be applied either retrospectively or prospectively, with certain exceptions. The amendments related to the recognition and measurement guidance are effective for the Company as of January 1, 2020, with early adoption permitted, and should be applied prospectively for equity securities without readily determinable fair value, with the remaining amendments to be applied on a modified-retrospective transition basis by means of a cumulative-effect adjustment to the opening retained earnings balance as of the date an entity adopted all of the amendments in ASU No. 2016-01. Management plans to adopt the hedge accounting standard amendments and recognition and measurement guidance amendments on the required effective date beginning January 1, 2020. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU No. 2019-08, Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements-Share-Based Consideration Payable to a Customer. The ASU simplifies and increases comparability of accounting for nonemployee share-based payments, specifically those made to customers. Under the new guidance, such awards will be accounted for as a reduction of the transaction price in revenue, but should be measured and classified following the stock compensation guidance in ASC 718, Compensation-Stock Compensation. The new standard will become effective for the Company beginning January 1, 2020 and can be applied retrospectively or on a modified retrospective basis through a cumulative-effect adjustment to retained earnings upon adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU is part of the FASB’s simplification initiative; and it is expected to reduce cost and complexity related to accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The new standard will become effective for the Company beginning January 1, 2021 and, with certain exceptions, will be applied prospectively. Early adoption is permitted. Management is currently evaluating the impact of the new guidance on the Company’s consolidated financial statements.

(2)	Limited Partnership Interests in Newmark Holdings and BGC Holdings

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and received a corresponding Newmark Holdings limited partnership interest, determined by the contribution ratio (as hereafter defined), which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of December 31, 2019, the exchange ratio equaled 0.9400.

Redeemable Partnership Interest
Founding/working partners have a limited partnership interest in BGC Holdings and Newmark Holdings. Newmark accounts for FPUs outside of permanent capital as “Redeemable partnership interests,” on the accompanying consolidated balance sheets. This classification is applicable to FPUs because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.

FPUs are held by limited partners who are primarily employees of BGC and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the founding/working partner units are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. These quarterly allocations of net income are contingent upon services being provided by the unit holder and are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations to the extent they relate to Newmark employees.

Limited Partnership Units
Certain employees hold limited partnership interests in Newmark Holdings and BGC Holdings (e.g., REUs, RPUs, PSUs, PSIs, HDUs, and LPUs, collectively the “limited partnership units”).

Prior to the Separation, certain employees of both BGC and Newmark generally received limited partnership units in BGC Holdings. As a result of the Separation, these employees were distributed limited partnership units in Newmark Holdings equal to a BGC Holdings limited partnership unit multiplied by the contribution ratio. Subsequent to the Separation, Newmark employees generally receive limited partnership units in Newmark Holdings.

Generally, such limited partnership units receive quarterly allocations of net income and generally are contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance, prior to the Spin-Off, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations. Following the Spin-Off, the quarterly allocations of net income on BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations, and the quarterly allocations of net income on Newmark Holdings limited partnership units held by BGC employees are reflected as a component of “Net income (loss) attributable to noncontrolling interests” on the accompanying consolidated statements of operations. From time to time, Newmark issues limited partnership units as part of the consideration for acquisitions.

Certain of these limited partnership units, such as REUs, entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards, and in accordance with U.S. GAAP guidance, Newmark records compensation expense for the awards based on the change in value at each reporting date on the accompanying consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

Certain Newmark employees hold preferred partnership units (“Preferred Units”). Each quarter, the net profits of Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation (the “Preferred Distribution”). These allocations are deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units and are generally contingent upon services being provided by the unit holder. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into Newmark’s Class A common stock and are only entitled to the Preferred Distribution, and accordingly are not included in Newmark’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocation of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. In addition, Preferred Units are granted in connection with the grant of certain limited partnership units, such as PSUs, that may be granted exchangeability to cover the withholding taxes owed by the unit holder, rather than issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes.

Certain Newmark employees hold non-distribution earning units (e.g. NPSUs and NREUs, collectively “N Units”) that do not participate in quarterly partnership distributions and are not allocated any items of profit or loss. N Units become distribution earning limited partnership units, ratably over a four-year vesting term if certain revenue thresholds are met at the end of each vesting term.

Cantor Units
Cantor holds limited partnership interests in Newmark Holdings (“Cantor units”). Cantor units are reflected as a component of “Noncontrolling interests” on the accompanying consolidated balance sheets. Cantor receives quarterly allocations of net income (loss) and are reflected as a component of “Net income (loss) attributable to noncontrolling interests” on the accompanying consolidated statements of operations.

BGC Units
Prior to the Spin-Off, BGC and its operating subsidiaries held limited partnership interests in Newmark Holdings (“BGC Units”). Such BGC units were reflected as a component of “Noncontrolling interests” on the accompanying consolidated balance sheets. BGC received quarterly allocations of net income (loss) on BGC Units which were reflected as a component of “Net income (loss) attributable to noncontrolling interests” on the accompanying consolidated statements of operations. In conjunction with the Spin-Off, such units were either exchanged for shares of Newmark Class A and Class B shares that were distributed to BGC Stockholders in the Spin-Off, or distributed to the partners of BGC Holdings in the BGC Holdings distribution (See Note 1 — “Organization and Basis of Presentation”).

Exchangeable Preferred Limited Partnership Units
  The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the four tranches, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through retained earnings on the consolidated statements of changes in equity and are reductions to “Net income available to common stockholders” for the purpose of calculating earnings per share. (See Note 1 — “Organization and Basis of Presentation” for additional information).

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. In addition, certain limited partnership interests have been granted the right to exchange into a partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is granted and are included in "Other long-term liabilities" on the accompanying consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of December 31, 2019 are exchangeable for 21.3 million shares of Newmark Class B common stock. Following the IPO and prior to the Spin-Off, in order for a partner or Cantor to exchange a limited partnership interest in BGC Holdings or Newmark Holdings into a Class A or Class B common stock of BGC, such partner or Cantor was required to exchange both one BGC Holdings limited partnership interest and a number of Newmark Holdings limited partnership interests equal to a BGC Holdings limited partnership interest multiplied by the quotient obtained by dividing Newmark Class A and Class B common stock, Newmark OpCo interests, and Newmark Holdings limited partnership interests held by BGC as of such time by the number of BGC Class A and Class B common stock outstanding as of such time (the “distribution ratio”), divided by the exchange ratio. Initially the distribution ratio was equivalent to the contribution ratio (one divided by 2.2 or 0.4545), and at the time of the Spin-Off, the distribution ratio equaled 0.463895.  As a result of the change in the distribution ratio, certain BGC Holdings limited partnership interests no longer have a corresponding Newmark Holdings limited partnership interest. The exchangeability of these BGC Holdings limited partnership interests along with any new BGC Holdings limited partnership interests issued after the Separation (together referred to as “stand-alone”) into BGC Class A or Class B common stock was contingent upon the Spin-Off. Following the Spin-Off, a partner or Cantor is no longer required to have paired BGC Holdings and Newmark Holdings limited partnership interests to exchange into Newmark Class A or Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the exchange ratio at that time.

Each quarter, net income (loss) is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which Newmark has a net loss, the loss is allocated to Cantor and reflected as a component of “Net income (loss) attributable to noncontrolling interests” on the accompanying consolidated statements of operations. In subsequent quarters in which Newmark has net income, the initial allocation of income to the limited partnership interests is allocated to Cantor, and reflected in, “Net income (loss) attributable to noncontrolling interests,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This income (loss) allocation process has no material impact on the net income (loss) allocated to common stockholders.

(3)	Summary of Significant Accounting Policies

Use of Estimates:
The preparation of Newmark’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities on the accompanying consolidated financial statements. Management believes that the estimates utilized in preparing these consolidated financial statements are reasonable. Estimates, by their nature, are based on judgment and available information. Actual results could differ materially from the estimates included on the accompanying consolidated financial statements.

Equity Investments and Marketable Securities:
Effective January 1, 2018, in accordance with the new guidance on recognition and measurement of equity investments, Newmark carries its marketable equity securities at fair value and recognizes any changes in fair value in consolidated net income (loss). Further, Newmark has elected to use a measurement alternative for its equity investments without a readily determinable fair value, pursuant to which these investments are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. Newmark’s investments, in which it has significant influence but not a controlling financial interest and of which it is not the primary beneficiary, are accounted for under the equity method. (See Note 8 — “Investments” for additional information).

Revenue Recognition:
The accounting policy changes are attributable to the adoption of ASU No. 2014-09, Revenue from contracts with Customers and related amendments on January 1, 2018. These revenue recognition policy updates are applied prospectively on the accompanying consolidated financial statements from January 1, 2018 onward. Financial information for the year ended December 31, 2017 was not revised and continues to be reported under the accounting standards in effect during that historical period.

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
Management Services, Servicing Fees and Other:
Management services revenues include property management, facilities management, project management and valuation and appraisal. Management fees are recognized at the time the related services have been performed, unless future contingencies exist. In addition, in regard to management and facility service contracts, the owner of the property will typically reimburse Newmark for certain expenses that are incurred on behalf of the owner, which comprise primarily on-site employee salaries and related benefit costs. The amounts which are to be reimbursed per the terms of the services contract are recognized as revenue in the same period as the related expenses are incurred. In certain instances, Newmark subcontracts property management services to independent property managers, in which case Newmark passes a portion of its property management fee on to the subcontractor, and Newmark retains the balance. Accordingly, Newmark records these fees gross of the amounts paid to subcontractors, and the amounts paid to subcontractors are recognized as expenses in the same period.

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

Other Income, Net:
Other income, net comprises gains or losses recorded in connection with changes in fair value of contingent consideration (See Note 26 — “Fair Value of Financial Assets and Liabilities”) in connection with entities acquired, gains and losses associated with the Nasdaq monetization transactions and the movement of mark-to-market and/or hedge on marketable securities that are classified as trading securities (See Note 7 — “Marketable Securities”), Newark’s pro rata share for equity method investments (See Note 8 — “Investments”) and unrealized gains or loses relating to investments carried under the measurement alternative (See Note 19 — "Other assets") and movements related to the impact of any unrealized mark-to-market gains or losses related to the Nasdaq Forwards.

Restricted Cash:
Represents cash set aside for amounts pledged for the benefit of Fannie Mae in excess of the required cash to secure Newmark’s financial guarantee liability (See Note 12 — “Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit”).

Leases:
Newmark enters into leasing arrangements in the ordinary course of business, as a lessee and has leases primarily relating to office space.

The accounting policies described below were updated pursuant to the adoption of ASC 842, Leases and related amendments on January 1, 2019. These policy updates have been applied using the modified retrospective approach in the accompanying consolidated financial statements from January 1, 2019, onward. Financial information for the historical comparable periods was not revised and continues to be reported under the previous accounting guidance on leases in effect during those historical periods

Newmark determines whether an arrangement is a lease or includes a lease at the contract inception. ROU lease assets represent the Newmark’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Other than for leases with an initial term of twelve months or less, operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense pertaining to operating leases is recognized on a straight-line basis over the lease term (See Note 18 — “Leases” for additional information).

Segment:
Newmark has a single operating segment. Newmark is a real estate services firm offering services to commercial real estate tenants, owner occupiers, investors and developers, leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. The chief operating decision maker regardless of geographic location evaluates the operating results of Newmark as total real estate services and allocates resources accordingly. For the years ended December 31, 2019, 2018 and 2017, Newmark recognized revenues as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Leasing and other commissions	$854,780	$817,435	$616,980
Capital markets commissions	541,255	468,904	397,736
Gains from mortgage banking activities/origination, net	198,085	182,264	206,000
Management services, servicing fees and other	624,012	578,976	375,734
Revenues	$2,218,132	$2,047,579	$1,596,450

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

Cash and Cash Equivalents:
Newmark considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents are held with banks as deposits.

Principles of Consolidation:

Newmark’s consolidated financial statements include the accounts of Newmark and its wholly owned and majority owned subsidiaries. Newmark’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with U.S. GAAP guidance, Consolidation of Variable Interest Entities, Newmark also consolidates any variable interest entities (“VIEs”) of which it is the primary beneficiary. All  significant intercompany accounts and transactions have been eliminated in consolidation.

Loans Held for Sale, at Fair Value (“LHFS”):
Newmark maintains multifamily and commercial mortgage loans for the purpose of sale to GSEs. Prior to funding, Newmark enters into an agreement to sell the loans to third-party investors at a fixed price. During the period prior to sale, interest income is calculated and recognized in accordance with the terms of the individual loan. LHFS are carried at fair value, as Newmark has elected the fair value option. The primary reasons Newmark has elected to account for loans backed by commercial real estate under the fair value option are to better offset the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges.

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

The commitment to extend credit, the forward sale commitment and Nasdaq Forwards qualify as derivative financial instruments. Newmark recognizes all derivatives on the accompanying consolidated balance sheets as assets or liabilities measured at fair value. The change in the derivatives fair value is recognized in included in “Other income” on the accompanying consolidated statements of operations.

Mortgage Servicing Rights, Net (“MSRs”):
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

Receivables, Net:
Newmark has accrued commission’s receivable from real estate brokerage transactions and management services and servicing fee receivables from contractual management assignments. Receivables are presented net of allowance for doubtful accounts of $11.8 million and $16.3 million as of December 31, 2019 and 2018, respectively. The allowance is based on management’s estimate and is reviewed periodically based on the facts and circumstances of each outstanding receivable.

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

Long-Lived Assets:
Newmark periodically evaluates potential impairment of long-lived assets and amortizable intangible assets, when a change in circumstances occurs, by applying the U.S. GAAP guidance, Accounting for the Impairment or Disposal of Long-Lived Assets, and assessing whether the unamortized carrying amount can be recovered over the remaining life through undiscounted future expected cash flows generated by the underlying assets. If the undiscounted future cash flows were less than the carrying value of the asset, an impairment charge would be recorded. The impairment charge would be measured as the excess of the carrying value of the asset over the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Goodwill and Other Intangible Assets, Net:
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in U.S. GAAP guidance, Intangibles—Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. Newmark reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, Newmark first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Newmark did not recognize an impairment for the years ended December 31, 2019 and 2018.

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

Transfer of Financial Assets:
Newmark originates its commercial mortgage loans primarily for the GSEs’ distribution channels, which generally involve (a) Freddie Mac purchasing Newmark’s loans for cash, (b) Fannie Mae securitizing Newmark’s loans into a mortgage-backed security (“MBS”) guaranteed by Fannie Mae, (c) FHA guaranteeing the credit risk of Newmark’s loans or (d) Ginnie Mae securitizing Newmark’s loans into an MBS. MBS are collateralized by the loan and Ginnie Mae selling the MBS for cash. As part of its origination activities, Newmark accounts for the transfer of financial assets in accordance with U.S. GAAP guidance on Transfers and Servicing. In accordance with this guidance, the transfer of financial assets between two entities must meet the following criteria for derecognition and sale accounting:

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

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises:
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

Income Taxes:
Newmark accounts for income taxes using the asset and liability method as prescribed in U.S. GAAP guidance on Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT rests with the partners, rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected on the accompanying consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included on the accompanying consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions.

Newmark’s income taxes as presented are calculated on a separate return basis for the periods prior to the Spin-Off and have historically been included in BGC’s U.S. federal and state tax returns or separate non-U.S. jurisdictions tax returns. Subsequent to the Spin-Off, Newmark files its own stand-alone tax returns for its operations within these jurisdictions. The 2018 tax results reflect both the pre and post spin periods and, as such, Newmark’s tax results as presented are not necessarily reflective of the results that Newmark would have generated on a stand-alone basis.

Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from Newmark’s estimates under different assumptions or conditions. Newmark recognizes interest and penalties related to uncertain tax positions in “Provision for income taxes” on the accompanying consolidated statements of operations.

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

Equity-Based and Other Compensation:
Equity-based compensation expense recognized during the period is based on the fair value of the portion of equity-based payment awards that is ultimately expected to vest. The grant-date fair value of equity-based awards is amortized to expense ratably over the awards’ vesting periods. As equity-based compensation expense recognized in the Newmark’s consolidated statements of operations is based on awards ultimately expected to vest, it has been reviewed for estimated forfeitures. Further, forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Restricted Stock Units:
RSUs are accounted for as equity awards and in accordance with U.S. GAAP, Newmark is required to record an expense for the portion of the RSUs that is ultimately expected to vest. The grant-date fair value of RSUs is amortized to expense ratably over the awards’ expected vesting periods. The amortization is reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the accompanying consolidated statements of operations.

Limited Partnership Units:
Limited partnership units in BGC Holdings and Newmark Holdings are held by Newmark employees and receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders. The quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the accompanying consolidated statements of operations.

Certain of these limited partnership units in Newmark Holdings and BGC Holdings, such as REUs, entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards under U.S. GAAP guidance, which requires that Newmark record an expense for such awards based on the change in value at each reporting period and include the expense in the Newmark’s consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.” The liability for limited partnership units held by Newmark employees with a post-termination payout amount is included in “Other long-term liabilities” on the Newmark’s consolidated balance sheets.

Certain limited partnership units held by Newmark employees are granted exchangeability into Class A common stock or may be redeemed in connection with the grant of shares of Class A common stock. At the time exchangeability is granted, or the shares are issued, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the accompanying consolidated statements of operations.

In addition, Preferred Units are granted in connection with the grant of certain limited partnership units, such as PSUs, that may be granted exchangeability to cover the withholding taxes owed by the unit holder upon such exchange. Each quarter, the net profits of BGC Holdings and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the Preferred Distribution, which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining limited partnership interests. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into BGC or Newmark Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in Newmark’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the accompanying consolidated statements of operations.

Redeemable Partnership Interests:
Redeemable partnership interest represents limited partnership interests in Newmark Holdings held by founding/working partners. (See Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for additional information related to redeemable partnership interest).

Loans, Forgivable Loans and Other Receivables from Employees and Partners, Net:
Newmark has entered into various agreements with certain of its employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loan. From time to time, Newmark may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. Management reviews the loan balances each reporting period for collectability. If Newmark determines that the collectability of a portion of the loan balances is not expected, Newmark recognizes a reserve against the loan balance. This reserve is included in “Compensation and employee benefits” in the accompanying consolidated statements of operations.

Noncontrolling Interests:
Noncontrolling interests represent third-party, Cantor’s and BGC’s (prior to the Spin-Off) ownership interests on the accompanying consolidated subsidiaries and EPUs (See Note 1 — “Organization and Basis of Presentation”) and are included on Newmark’s consolidated balance sheets. Prior to the Spin-Off, Cantor and BGC units received allocations of net income (loss). Subsequent to the Spin-Off, Cantor units received allocations of net income (loss). Allocations of net income (loss) and are reflected as a component of “Net income (loss) attributable to noncontrolling interests” in the accompanying consolidated statements of operations.

(4)	Acquisitions

In April 2019, Newmark completed the acquisition of MLG Commercial LLC, a Milwaukee-based commercial real estate company offering both brokerage and property management services in Wisconsin.

In June 2019, Newmark completed the acquisition of ACRES, a commercial brokerage and management firm headquartered in Utah. ACRES operates offices in Salt Lake City, Utah; Boise, Idaho; and Reno, Nevada.

In December 2019, Newmark completed the acquisition of Harper Dennis Hobbs Holdings Limited, a tenant-focused real estate advisory services firm, based in London.

For the year ended December 31, 2019, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired and liabilities assumed, for the acquisitions. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Assets
Cash and cash equivalents	$1,391
Goodwill	43,804
Receivables, net	7,540
Other intangible assets, net	9,641
Other assets	614
Total assets	62,990
Liabilities
Accounts payable, accrued expenses and other liabilities	3,972
Accrued compensation	2,125
Total liabilities	6,097
Net assets acquired	$56,893

The total consideration for acquisitions during the year ended December 31, 2019 was $60.6 million in total fair value, comprised of cash and Newmark Holdings partnership units. The total consideration included contingent consideration of 327,692 Newmark’s Holding partnership units (with an acquisition date fair value of $2.7 million), and $15.3 million in cash that may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of 43.8 million, of which $29.7 million is deductible by Newmark for tax purposes.

The acquisitions are accounted for using the purchase method of accounting. The results of operations of these acquisitions have been included on the accompanying consolidated financial statements subsequent to their respective dates of acquisition, which in aggregate contributed $18.4 million to Newmark’s revenue for the year ended December 31, 2019.

In April of 2018, Newmark completed the acquisition of two former Integra Realty Resources (“IRR”) offices (Boston and Pittsburgh). IRR specializes in commercial real estate valuation and advisory services, and the acquisition provides Newmark with greater geographic coverage.

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

In December 2018, Newmark completed the acquisition of New York-based MiT National Land Services,  LLC, a national title agency.

For the year ended December 31, 2018, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired and liabilities assumed (in thousands):

As of the Acquisition Date
Assets
Cash and cash equivalents	$1,110
Goodwill	42,188
Receivables, net	1,276
Fixed Assets, net	4,677
Other intangible assets, net	50,731
Other assets	2,894
Total assets	102,876
Liabilities
Accounts payable, accrued expenses and other liabilities	15,937
Accrued compensation	26,765
Total liabilities	42,702
Net assets acquired	$60,174

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

These acquisitions are accounted for using the purchase method of accounting. The results of operations of these acquisitions have been included on the accompanying consolidated financial statements subsequent to their respective dates of acquisition, which in aggregate contributed $28.5 million to Newmark’s revenue for the year ended December 31, 2018.

(5)	Earnings Per Share and Weighted-Average Shares Outstanding

U.S. GAAP guidance — Earnings Per Share provides guidance on the computation and presentation of earnings per share (“EPS”). Basic EPS excludes dilution and is computed by dividing Net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to Newmark’s outstanding common stock, FPUs, limited partnership units and Cantor units (See Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). In addition, in relation to the Newmark OpCo Preferred Investment, the EPUs issued in June 2018 and September 2018 are entitled to a preferred payable-in-kind dividend which is recorded as accretion to the carrying amount of the EPUs and is a reduction to net income available to common stockholders for the calculation of Newmark’s basic earnings per share and fully diluted earnings per share.

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Basic earnings per share:
Net income available to common stockholders (1)	$104,406	$101,641	$144,492
Basic weighted-average shares of common stock outstanding	177,774	157,256	133,413
Basic earnings per share	$0.59	$0.65	$1.08

(1)	Includes a reduction for dividends on preferred stock or units in the amount of $12.9 million and $5.1 million for the years ended December 31, 2019 and December 31, 2018.

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017 (1)
Fully diluted earnings per share:
Net income available to common stockholders	$104,406	$101,641	$144,492
Allocations of net income (loss) to limited partnership interests in Newmark Holdings, net of tax	3,754	3,930	(27,275)
Net income for fully diluted shares	$108,160	$105,571	$117,217
Weighted-average shares:
Common stock outstanding	177,774	157,256	133,413
Partnership units (2)	5,583	5,717	4,725
RSUs (Treasury stock method)	1,290	187	237
Newmark exchange shares	369	650	23
Fully diluted weighted-average shares of common stock outstanding	185,016	163,810	138,398
Fully diluted earnings per share	$0.58	$0.64	$0.85

(1)	Allocations of Net income (loss) to limited partnership interests in Newmark Holdings, net of tax consist solely of losses relating to the post-IPO period.

(2)
Partnership units collectively include founding/working partner units, limited partnership units, and Cantor and BGC units (See Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the years ended December 31, 2019 and 2018, 84.5 million and 95.2 million potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2019 included 83.8 million limited partnership units and 0.7 million RSUs. Anti-dilutive securities for the year ended December 31, 2018 included only limited partnership units. For the year ended December 31, 2017, there were no potentially dilutive securities that would have had an anti-dilutive effect.

(6)    Stock Transactions and Unit Redemptions

As of December 31, 2019, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Year Ended December 31,
	2019	2018
Shares outstanding at beginning of period	156,916,336	138,593,787
Share issuances:
Issuance of Class A common stock in connection with The Spin-Off	—	16,292,623
LPU redemption/exchange (1)	2,052,416	1,709,048
Other issuances of Class A common stock	1,536,530	343,135
Issuance of Class A common stock for Newmark RSUs	278,181	27,743
Treasury stock repurchases	(4,518,002)	(50,000)
Shares outstanding at end of period	156,265,461	156,916,336

(1)
Because they were included in the Newmark’s fully diluted share count, if dilutive, any exchange of limited partnership interests into Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of December 31, 2019 and 2018, there were 21.3 million shares of Newmark’s Class B common stock outstanding.

Share Repurchases
On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark's Class A common stock and purchases of limited partnership interests or other equity interests in Newmark's subsidiaries up to $200 million, increased from the $100 million that had been authorized on March 12, 2018. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. As of December 31, 2019, Newmark has repurchased 4.6 million shares of Class A common stock at an average price of $9.32. As of December 31, 2019, Newmark had $157.4 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's share repurchase activity during 2019, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of Newmark's publicly announced repurchase program and the approximate value that may yet be purchased under such program (in thousands except share and per share amounts):

Period	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Plan
Balance at beginning of period	50,000	$9.73	50,000	$199,514
January 1, 2019 - March 31, 2019	—	—	—
April 1, 2019 - June 30, 2019	1,613,032	8.61	1,613,032
July 1, 2019 - September 30, 2019	2,279,373	8.81	2,279,373
October 1, 2019 - December 31, 2019	625,597	12.97	625,597
Total	4,568,002	$9.32	4,568,002	$157,413

On October 30, 2019, the Audit and Compensation Committees of the Board of Directors authorized and the Company executed the repurchase from Mr. Merkel of 55,193 shares of Newmark Class A common stock at $10.69 per share, the closing price on October 30, 2019.

On December 19, 2019, the Audit and Compensation Committees of the Board of Directors authorized and the Company executed the repurchase from Mr. Merkel of 132,429 shares of Newmark Class A common stock at $13.61 per share, the closing price on December 19, 2019.

Redeemable Partnership Interests
The changes in the carrying amount of FPUs as of December 31, 2019 and 2018, were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Balance at beginning of period:	$26,170	$21,096
Income allocation	5,288	6,779
Distributions of income	(5,355)	(2,843)
Redemptions	(927)	(1,101)
Issuance and other	(3,659)	2,239
Balance at end of period	$21,517	$26,170

(7)	Marketable Securities

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

In connection with the Nasdaq Earn-out, Newmark received 992,247 shares during each of the years ended December 31, 2019 and 2018, respectively. Newmark will recognize the remaining Nasdaq Earn-out of up to 7,937,976 shares of Nasdaq common stock ratably over approximately the next 8 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. In connection with the Nasdaq Earn-out, Newmark recognized a gain of $98.6 million, $85.1 million and $77.0 million, for the year ended December 31, 2019, 2018 and 2017, respectively, which is included in “Other income” on the accompanying consolidated statements of operations. For further information, refer to the section titled “Exchangeable Preferred Partnership Units and Forward Contracts” in Note 1 — “Organization and Basis of Presentation”, See Note 11 — “Derivatives” and See Note 26 — “Fair Value of Financial Assets and Liabilities”.

Newmark sold 350,000 and 1,142,247 of the Nasdaq shares for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, Newmark had 343,562 shares remaining in connection with the Nasdaq Earn-out. The gross proceeds of the Nasdaq shares sold was $32.6 million and $95.9 million for the years ended December 31, 2019 and 2018, respectively. Newmark recognized a gain on the sale of these securities of $4.1 million and $3.3 million for the years ended December 31, 2019 and 2018, respectively. Newmark also recorded unrealized gains/(losses) on the mark-to-market of these securities of $11.3 million and $(1.2) million for the years ended December 31, 2019 and 2018, respectively. Realized and unrealized gains on the mark-to-market of these securities are included in “Other income, net” on the accompanying consolidated statements of operations. As of December 31, 2019 and 2018, Newmark had $36.8 million and $48.9 million, respectively, included in “Marketable securities” on the accompanying consolidated balance sheets (See Note 20 — “Securities Loaned”).

(8)	Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. Newmark recognized equity income of $7.3 million, $2.7 million and $1.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts were included in “Other income, net” on the consolidated statements of operations. Newmark received distributions of $8.6 million and $3.0 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, Newmark had $100.0 million and $101.3 million, respectively, included on the “Other assets” on the accompanying consolidated balance sheets.

Investments Carried Under Measurements Alternatives
Newmark had previously acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies. Prior to January 1, 2018, the investments were generally accounted for using the cost method of accounting in accordance with U.S. GAAP guidance, Investments-Other. Effective January 1, 2018, these investments are accounted for using the measurement alternative in accordance with the new guidance on recognition and measurement. The carrying value of these investments was $94.1 million and $53.5 million and is included in “Other assets” on the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively.

Newmark recognized net realized and unrealized gains of $12.6 million and $17.9 million for the years ended December 31, 2019 and 2018, respectively, to reflect observable transactions for these shares. The realized and unrealized gains, net are included in “Other income, net” on the accompanying consolidated statements of operations.

(9)	Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying consolidated financial statements. Management believes that, as of December 31, 2019 and December 31, 2018, Newmark has met all capital requirements. As of December 31, 2019, the most restrictive capital requirement was the net worth requirement of the Federal National Mortgage Association (“Fannie Mae”). Newmark exceeded the minimum requirement by $299.9 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of December 31, 2019 and 2018, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2019 and 2018, outstanding borrower advances were $0.3 million and $0.2 million, respectively and are included in “Other assets” on the accompanying consolidated balance sheets.

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

	Cost Basis	Fair Value
December 31, 2019	$210,116	$215,290
December 31, 2018	972,434	990,864

As of December 31, 2019 and 2018, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of December 31, 2019 and 2018, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. Interest income on loans held for sale was $34.2 million, $31.6 million and $30.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Interest income on loans held for sale is included in “Management services, servicing fees and other” on the accompanying consolidated statements of operations. Gains for the fair value adjustments on loans held for sale were $5.2 million, $18.4 million and $2.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. These gains were included in “Gains from mortgage banking activities/originations, net” on the accompanying consolidated statements of operations.

(11)	Derivatives

Newmark accounts for its derivatives at fair value, and recognized all derivatives as either assets or liabilities on the accompanying consolidated balance sheets. In its normal course of business, Newmark enters into commitments to extend credit for mortgage loans at a specific rate (rate lock commitments) and commitments to deliver these loans to third-party investors at a fixed price (forward sale contracts). In addition, Newmark entered into the Nasdaq Forwards (See Note 1 — “Organization and Basis of Presentation”) that are accounted for as derivatives.

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	As of December 31, 2019				As of December 31, 2018
Derivative contract	Assets	Liabilities	Notional Amounts		Assets	Liabilities	Notional Amounts(1)
Forward sale contracts	$14,389	$13,537	$1,606,943	(1)	$8,177	$9,208	$1,213,154	(1)
Nasdaq Forwards	26,502	—	267,480		77,619	—	360,960
Rate lock commitments	32,035	12,124	1,396,827		6,732	7,470	240,720
Total	$72,926	$25,661	$3,271,250		$92,528	$16,678	$1,814,834

(1)	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and does not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gains from mortgage banking activities/originations, net” on the accompanying consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $2.0 million, $1.7 million and $1.4 million of expenses for the years ended December 31, 2019, 2018 and 2017, respectively. The change in fair value of rate lock commitments related to commissions are included as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

Gains and losses on derivative contracts which are included on the consolidated statements of operations were as follows (in thousands):

	Location of gain (loss) recognized in income for derivatives	For the Year Ended December 31,
		2019	2018	2017
Derivatives not designed as hedging instruments:
Nasdaq Forwards	Other income (loss), net	$(51,117)	$19,002	$—
Rate lock commitments	Gains from mortgage banking activities/originations, net	21,916	935	1,953
Rate lock commitments	Compensation and employee benefits	(2,004)	(1,673)	(1,420)
Forward sale contracts	Gains from mortgage banking activities/originations, net	851	(1,031)	3,096
Total		$(30,354)	$17,233	$3,629

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the “Accounts payable, accrued expenses and other liabilities,” on the accompanying consolidated balance sheets.

(12)	Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit

Newmark is a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provides Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss sharing (See Note 23 — “Financial Guarantee Liability”) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman will also reimburse Newmark for any losses incurred due to violation of underwriting and servicing agreements that occurred prior to March 9, 2012. For the years ended December 31, 2019 and 2018, there were no reimbursements under the CEA.

Credit enhancement receivable
As of December 31, 2019, Newmark had $20.2 billion of credit risk loans in its servicing portfolio with a maximum pre-credit enhancement loss exposure of $5.8 billion. Newmark had a form of credit protection from DB Cayman on $29.3 million of credit risk loans with a maximum loss exposure coverage of $9.8 million. The amount of the maximum loss exposure without any form of credit protection from DB Cayman was $5.8 billion.

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

There were no Credit enhancement receivables as of December 31, 2019 and 2018.

Credit enhancement deposit
The CEA required the DB Entities to deposit $25.0 million into Newmark’s Fannie Mae restricted liquidity account (See Note 9 — “Capital and Liquidity Requirements”), which Newmark is required to return to DB Cayman, less any outstanding claims, on March 9, 2021. The $25.0 million deposit is included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Contingent liability
Under the CEA, Newmark is required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25.0 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. Contingent liabilities as of December 31, 2019 and 2018 were $11.8 million and $11.1 million, respectively and are included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

(13)	Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Year Ended December 31,
	2019	2018
Revenues from contracts with customers:
Leasing and other commissions	$854,780	$817,435
Capital markets commissions	541,255	468,904
Management services	446,367	414,447
Total	1,842,402	1,700,786
Other sources of revenue:
Gains from mortgage banking activities/originations, net(1)	198,085	182,264
Servicing fees and other(1)	177,645	164,529
Total	$2,218,132	$2,047,579

(1)	Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASU No. 2014-9.

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2019 and 2018 was $4.2 million, respectively. During the years ended December 31, 2019 and 2018 Newmark recognized revenue of $1.8 million and $3.2 million that was recorded as deferred revenue at the beginning of the period.

(14)	Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consists of the following activity (in thousands):

	For the Years Ended December 31,
	2019	2018	2017
Fair value of expected net future cash flows from servicing recognized at commitment, net	$109,249	$103,202	$120,970
Loan originations related fees and sales premiums, net	88,836	79,062	85,030
Total	$198,085	$182,264	$206,000

(15)	Mortgage Servicing Rights, Net

The changes in the carrying amount of MSRs were as follows (in thousands):

	For the Year Ended December 31,
Mortgage Servicing Rights	2019	2018	2017
Beginning Balance	$416,131	$399,349	$347,558
Additions	103,160	95,284	123,902
Purchases from an affiliate	1,489	3,107	2,055
Amortization	(88,114)	(81,609)	(74,166)
Ending Balance	$432,666	$416,131	$399,349

Valuation Allowance
Beginning Balance	$(4,322)	$(6,723)	$(7,742)
Decrease (increase)	(14,700)	2,401	1,019
Ending Balance	$(19,022)	$(4,322)	$(6,723)
Net balance	$413,644	$411,809	$392,626

Servicing fees are included in “Management services, servicing fees and other” on the accompanying consolidated statements of operations and were as follows (in thousands):

	For the Year Ended December 31,
	2019	2018	2017
Servicing fees	$104,305	$103,365	$95,373
Escrow interest and placement fees	22,417	18,293	9,328
Ancillary fees	13,671	10,118	5,740
Total	$140,393	$131,776	$110,441

Newmark’s primary servicing portfolio at December 31, 2019 and 2018 was $59.9 billion and $57.1 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio at December 31, 2019 and 2018 was $2.4 billion and $2.9 billion, respectively.

The estimated fair value of the MSRs at December 31, 2019 and 2018 was $441.7 million and $451.9 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flows assumptions used are based on assumptions Newmark believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. The discount rates used in measuring fair value for the years ended December 31, 2019 and 2018 were between 6.1% and 13.5%, and 3.0% and 13.5%, respectively, and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $11.9 million and $23.3 million, respectively, at December 31, 2019 and by $12.4 million and $24.4 million, respectively, at December 31, 2018.

(16)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2018	$477,532
Acquisitions	40,157
Measurement period adjustments	(2,368)
Balance, December 31, 2018	515,321
Acquisitions	43,804
Measurement period adjustments	(1,211)
Balance, December 31, 2019	$557,914

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the years ended December 31, 2019 and 2018, which did not result in a goodwill impairment. (See Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following at December 31, 2019 and 2018 (in thousands, except weighted average life):

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	10,511	(9,070)	1,441	0.3
Non-contractual customers	24,262	(6,109)	18,153	0.8
License agreements	4,981	(3,288)	1,693	0.1
Non-compete agreements	6,953	(2,434)	4,519	0.7
Contractual customers	3,052	(1,177)	1,875	0
Below market leases	941	(136)	805	0.3
Total	$67,440	$(22,214)	$45,226	0.7

	December 31, 2018
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	9,316	(6,706)	2,610	0.5
Non-contractual customers	11,323	(3,890)	7,433	1.8
License agreements	4,981	(2,292)	2,689	0.4
Non-compete agreements	6,267	(1,469)	4,798	1.4
Contractual customers	1,452	(849)	603	0.1
Below market leases	941	(45)	896	0.5
Total	$51,020	$(15,251)	$35,769	1.2

Intangible amortization expense for the years ended December 31, 2019, 2018 and 2017 was $6.9 million, $5.6 million and $11.1 million, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying consolidated statements of operations. Impairment charges are included in Intangible amortization. During 2019, Newmark recorded an impairment charge of $1.6 million related to the RKF trademark and trade names. Newmark recognized an impairment charge of $6.3 million for the year ended December 31, 2017. Newmark made the decision to no longer do business as Newmark Grubb Knight Frank, resulting in a $6.3 million impairment of the Grubb tradename.

The estimated future amortization of definite life intangible assets as of December 31, 2019 was as follows (in thousands):

2020	$5,952
2021	4,943
2022	2,904
2023	2,463
2024	1,909
Thereafter	10,315
Total	$28,486

(17)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Leasehold improvements and other fixed assets	$119,682	$99,207
Software, including software development costs	21,538	21,417
Computer and communications equipment	23,028	16,605
Total, cost	164,248	137,229
Accumulated depreciation and amortization	(66,232)	(58,424)
Total, net	$98,016	$78,805

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $22.7 million, $13.7 million and $12.2 million, respectively. For the year ended December 31, 2019, Newmark recorded an impairment charge of $5.0 million in internally developed software. The impairment charge is included as a part of “Depreciation and amortization” on the accompanying consolidated statements of operations. There were no impairment charges for the years ended December 31, 2018 and 2017, respectively.

Capitalized software development costs for the years ended December 31, 2019, 2018, and 2017 was $5.9 million, $2.4 million and $1.1 million respectively. Amortization of software development costs totaled $2.0 million, $0.9 million and $0.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying consolidated statements of operations.

(18)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from 1 to 13 years, some of which include options to extend the leases in 5 to 10 year increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply the judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option.

Operating lease costs were $47.1 million year ended December 31, 2019 and is included in “Operating, administrative and other” on the accompanying consolidated statements of operations. Operating cash flows for the year ended December 31, 2019 included payments of $44.4 million for operating lease liabilities. As of December 31, 2019, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the year ended December 31, 2019, Newmark had short-term lease expense of $2.3 million and sublease income of $0.7 million.

As of December 31, 2019, the weighted-average discount rate was 7.24% and the remaining weighted-average lease term was 8.8 years.

As of December 31, 2019, Newmark had operating lease ROU assets of $201.7 million and operating lease ROU liabilities of $27.2 million recorded in “Accounts payable, accrued expenses and other liabilities” and $227.9 million recorded "Right-of-use liabilities" on the accompanying consolidated balance sheets.

Rent expense, including the operating lease costs above, for the years ended December 31, 2019, 2018 and 2017 was $49.4 million, $42.6 million and $36.7 million, respectively. Rent expense is reported in “Operating, administrative and other” on the accompanying consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2032. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

As of December 31, 2019, minimum lease payments under these arrangements were as follows (in thousands):

2020	$44,709
2021	42,612
2022	39,812
2023	38,210
2024	35,602
Thereafter	146,463
Total lease payments	347,408
Less: Interest	92,282
Present value of lease liability	$255,126

(19)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	As of December 31,
	2019	2018
Derivative assets	$51,021	$30,796
Prepaid expenses	15,251	15,570
Other taxes	22,483	9,992
Rent and other deposits	1,703	1,192
Other	736	189
Total	$91,194	$57,739

Other assets consisted of the following (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets	$182,781	$149,938
Derivative assets	21,905	61,732
Equity method investment	99,966	101,275
Non-marketable investments	94,113	53,470
Other	9,133	3,452
Total	$407,898	$369,867

(20)    Securities Loaned

As of December 31, 2019, Newmark had Securities loaned transactions with Cantor of $36.7 million. As of December 31, 2018, Newmark did not have any securities loaned transactions. The market value of the securities loaned as of December 31, 2019 was $36.8 million. As of December 31, 2019 the cash collateral received from Cantor bore an interest rate of 2.45%.

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

As of December 31, 2019, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2019	Stated Spread to One Month LIBOR	Rate Type
Warehouse facility due June 17, 2020(1)	$450,000	$—	$16,759	115 bps	Variable
Warehouse facility due June 17, 2020	—	300,000	—	110 bps	Variable
Warehouse facility due September 25, 2020	200,000	—	8,097	115 bps	Variable
Warehouse facility due October 9, 2020(2)	400,000	—	34,125	115 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	150,667	105 bps	Variable
Total	$1,050,000	$700,000	$209,648

(1)	The warehouse line was temporarily increased by $350.0 million to $800.0 million for the period January 13, 2020 to March 30, 2020.

(2)	The warehouse line was temporarily increased by $100.0 million to $500.0 million for the period January 29, 2020 to March 13, 2020.

As of December 31, 2018, Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2018	Stated Spread to One Month LIBOR	Rate Type
Warehouse facility due June 20, 2019	$450,000	—	$413,063	120 bps	Variable
Warehouse facility due September 25, 2019	200,000	—	113,452	120 bps	Variable
Warehouse facility due October 10, 2019(1)	1,000,000	—	416,373	120 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	325,000	29,499	115 bps	Variable
Total	$1,650,000	$325,000	$972,387

(1)
The warehouse line was temporarily increased by $700.0 million to $1.0 billion for the period of November 30, 2018 to January 29, 2019. On January 29, 2019, the temporary increase was decreased by $400.0 million to $300.0 million for the period January 29, 2019 to April 1, 2019.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of December 31, 2019 and 2018 and for the years ended December 31, 2019 and 2018, respectively.

The borrowing rates on the warehouse facilities are based on short-term London Interbank Offered Rate (“LIBOR”) plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	As of December 31,
	2019	2018
6.125% Senior Notes	$540,377	$537,926
Credit Facility	48,917	—
Total	$589,294	$537,926

6.125% Senior Notes
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced on November 1, 2018 at 98.937% to yield 6.375%. The 6.125% Senior Notes were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended (“Securities Act”). The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and will mature on November 15, 2023. The carrying amount of the 6.125% Senior Notes was $540.4 million, net of debt issue costs of $5.0 million and debt discount of $4.7 million for the year ended December 31, 2019 and $537.9 million, net of debt issue costs of $6.6 million and debt discount of $5.8 million for the year ended December 31, 2018. Newmark uses the effective interest rate method to amortize the debt discount over the life of the notes. Newmark amortized $1.0 million and $0.2 million of debt discount for the years ended December 31, 2019 and 2018, respectively. Newmark uses the straight-line method to amortize these debt issue costs over the life of the notes. Newmark amortized $1.3 million and $0.2 million of debt issue costs for the years ended December 31, 2019 and 2018, respectively. Newmark recorded interest expense related to the 6.125% Senior Notes of $34.7 million and $5.5 million for the year ended December 31, 2019 and 2018, respectively. These amounts are included in “Interest (expense) income, net” on the accompanying consolidated statements of operations.

Credit Facility
On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent, (the “Credit Agreement”). The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility, (the “Credit Facility”). Borrowings under the Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) LIBOR for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 0.1%. The applicable margin is 200 basis points with respect to LIBOR borrowings in (a) above and can range from 0.25% to 1.25%, depending upon Newmark’s credit rating. The Credit Facility also provides for an unused facility fee. As of December 31, 2019, borrowings under the Credit Facility carried an interest rate of 3.76%. The carrying amount of the advance as of December 31, 2019 was $48.9 million, net of debt issue costs of $1.1 million. There were no borrowings outstanding under the Credit Agreement as of December 31, 2018. Newmark uses the straight-line method to amortize these debt issue costs over the life of the loan. Newmark amortized $0.6 million of debt issue costs and recorded interest expense of $2.5 million for the year ended December 31, 2019, respectively. These amounts are included in “Interest (expense) income, net” on the accompanying consolidated statements of operations.

On February 26, 2020, Newmark entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”), increasing the size of the Credit Facility to $425.0 million (the “Amended Credit Facility”) and extending the maturity date to February 26, 2023. The interest rate on the Amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.

On November 30, 2018 Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor. See Note 27 — “Related Party Transactions” for a more detailed discussion.

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

Converted Term Loan
On September 8, 2017, BGC entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders (the “Converted Term Loan”). The revolving credit agreement provides for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. Borrowings under the Converted Term Loan bore interest at either LIBOR or a defined base rate plus an additional margin, which ranged from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan was a LIBOR loan or a base rate loan, and whether there were amounts outstanding under the Term Loan. The Term Loan was paid in full on March 9, 2018. Since the Term Loan was repaid in full, the pricing of the Converted Term Loan returned to the levels previously described. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of BGC under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. As of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. On June 19, 2018, Newmark repaid $152.9 million, and on September 26, 2018, Newmark repaid $113.2 million of the Converted Term Loan using proceeds from the Newmark OpCo Preferred Investment. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan using the proceeds from the sale of its 6.125% Senior Notes. Therefore, there were no borrowings outstanding as of December 31, 2019.  Newmark recorded interest expense related to the Converted Term Loan of $12.9 million and $0.7 million for the years ended December 31, 2018 and 2017. As of December 31, 2019, and prior to the Spin-Off, the outstanding amount under the Converted Term Loan was repaid in full.

2019 Promissory Note and 2042 Promissory Note
On December 13, 2017, in connection with the Separation, Newmark assumed from BGC US OpCo an aggregate of $300.0 million principal amount due December 9, 2019 payable to BGC (the “2019 Promissory Note”) and $112.5 million principal amount due June 26, 2042 payable to BGC (the “2042 Promissory Note”). On September 4, 2018, Newmark OpCo borrowed $112.5 million from BGC pursuant to the Intercompany Credit Agreement which loan bore interest at an annual rate equal to 6.5%. Newmark OpCo used the proceeds of the Intercompany Credit Agreement loan to repay the $112.5 million of the 2042 Promissory Note. The 2019 Promissory Note bore interest at 5.375%, and the 2042 Promissory Note bore interest at 8.125%. Newmark OpCo repaid the $300 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. Upon repayment of the 2019 Promissory Note, Newmark no longer has debt obligations owed to BGC. For the year ended December 31, 2018, Newmark recorded interest expense related to the 2019 Promissory Note and the 2042 Promissory Note of $22.3 million and $6.3 million, respectively. In connection with the repayment of the 2019 Promissory Note, Newmark incurred a prepayment penalty of $7.0 million.

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

Changes in the estimated liability under the guarantee liability were as follows (in thousands):

Balance, January 1, 2018	$54
Reversal of provision	(22)
Balance, December 31, 2018	32
Reversal of provision	(17)
Balance, December 31, 2019	$15

In order to monitor and mitigate potential losses, Newmark uses an internally developed loan rating scorecard for determining which loans meet Newmark’s criteria to be placed on a watch list. Newmark also calculates default probabilities based on internal ratings and expected losses on a loan-by-loan basis. This methodology uses a number of factors, including, but not limited to, debt service coverage ratios, collateral valuation, the condition of the underlying assets, borrower strength and market conditions (See Note 12 — “Credit Enhancement Receivable, Contingent Liability and Credit Enhancement Deposit” for further explanation of credit protection provided by DB Cayman). The provisions for risk sharing are included in “Operating, administrative and other” on the accompanying consolidated statements of operations as follows (in thousands):

	For the years ended December 31,
	2019	2018	2017
Increase (decrease) to financial guarantee liability	$(17)	$(22)	$(359)
Decrease (increase) to credit enhancement asset	—	10	147
Increase (decrease) to contingent liability	—	—	6
Total	$(17)	$(12)	$(206)

(24)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (See Note 23 — “Financial Guarantee Liability”). As of December 31, 2019, 21% and 16% of $5.8 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2018, 25% and 16% of $5.8 billion of the maximum loss was for properties located in California and Texas, respectively.

(25)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $925.0 million and $1.3 billion, as of December 31, 2019 and 2018, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$36,795	$—	$—	$36,795
Nasdaq Forwards	—	—	26,502	26,502
Loans held for sale, at fair value	—	215,290	—	215,290
Rate lock commitments	—	—	32,035	32,035
Forward sale contracts	—	—	14,389	14,389
Total	$36,795	$215,290	$72,926	$325,011
Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$45,172	$45,172
Rate lock commitments	—	—	12,124	12,124
Forwards sale contracts	—	—	13,537	13,537
Total	$—	$—	$70,833	$70,833

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$48,942	$—	$—	$48,942
Nasdaq Forwards	—	—	77,619	77,619
Loans held for sale, at fair value	—	990,864	—	990,864
Rate lock commitments	—	—	6,732	6,732
Forwards sale contracts	—	—	8,177	8,177
Total	$48,942	$990,864	$92,528	$1,132,334
Liabilities:
Accounts payable, accrued expenses and other liabilities—contingent consideration	$—	$—	$32,551	$32,551
Rate lock commitments	—	—	7,470	7,470
Forwards sale contracts	—	—	9,208	9,208
Total	$—	$—	$49,229	$49,229

There were no transfers among Level 1, Level 2 and Level 3 for the years ended December 31, 2019 and 2018.

Level 3 Financial Assets and Liabilities: Changes in Level 3 Nasdaq Forwards, rate lock commitments, forwards and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of December 31, 2019
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding as of December 31, 2019
Assets:
Rate lock commitments	$6,732	$32,035	$—	$(6,732)	$32,035	$32,035
Forward sale contracts	8,177	14,389	—	(8,177)	14,389	14,389
Nasdaq Forwards	77,619	(51,117)	—	—	26,502	26,502
Total	$92,528	$(4,693)	$—	$(14,909)	$72,926	$72,926
	Opening Balance	Total realized and unrealized (gains) losses included in Net income	Issuances	Settlements	Closing Balance	Unrealized (gains) losses outstanding as of December 31, 2019
Liabilities:
Accounts payable, accrued expenses and other liabilities – contingent consideration	$32,551	$2,287	$14,957	$(4,623)	$45,172	$2,287
Rate lock commitments	7,470	12,124	—	(7,470)	12,124	12,124
Forward sale contracts	9,208	13,537	—	(9,208)	13,537	13,537
Total	$49,229	$27,948	$14,957	$(21,301)	$70,833	$27,948

	As of December 31, 2018
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding as of December 31, 2018
Assets:
Rate lock commitments	$2,923	$6,732	$—	$(2,923)	$6,732	$6,732
Forward sale contracts	3,753	8,177	—	(3,753)	8,177	8,177
Nasdaq Forwards	—	19,002	58,617	—	77,619	19,002
Total	$6,676	$33,911	$58,617	$(6,676)	$92,528	$33,911
	Opening Balance	Total realized and unrealized (gains) losses included in Net income	Issuances	Settlements	Closing Balance	Unrealized (gains) losses outstanding as of December 31, 2018
Liabilities:
Accounts payable, accrued expenses and other liabilities – contingent consideration	$23,711	$700	$12,615	$(4,475)	$32,551	$700
Rate lock commitments	2,390	7,470	—	(2,390)	7,470	7,470
Forward sale contracts	657	9,208	—	(657)	9,208	9,208
Total	$26,758	$17,378	$12,615	$(7,522)	$49,229	$17,378

Quantitative Information About Level 3 Fair Value Measurements
The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

December 31, 2019
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$45,172	Discount rate	0.3%-10.4%	(1)	8.6%
			Probability of meeting earnout and contingencies	90%-100%	(1)	98.1%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$26,502	$—	Implied volatility	25.7%-34.8%	(2)	32.2%
Forward sale contracts	$14,389	$13,537	Counterparty credit risk	N/A		N/A
Rate lock commitments	$32,035	$12,124	Counterparty credit risk	N/A		N/A

December 31, 2018
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	—	$32,551	Discount rate	0.3%-10.4%		8.2%
			Probability of meeting earnout and contingencies	99%-100%	(1)	99.6%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$77,619	$—	Volatility	23.7%-34.8%	(2)	30.2%
Forward sale contracts	$8,177	$9,208	Counterparty credit risk	N/A		N/A
Rate lock commitments	$6,732	$7,470	Counterparty credit risk	N/A		N/A

(1)	Newmark’s estimate of contingent consideration as of December 31, 2019 and 2018 was based on the acquired business’ projected future financial performance, including revenues.
(2)The volatility of Newmark’s Nasdaq Forwards is primarily based on the volatility of the underlying Nasdaq stock price.

Valuation Processes - Level 3 Measurements
Both the rate lock commitments to borrowers and the forward sale contracts to investors are derivatives and, accordingly, are marked to fair value on the accompanying consolidated statements of operations. The fair value of Newmark’s rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:
•The assumed gain/loss of the expected loan sale to the investor, net of employee benefits;
•The expected net future cash flows associated with servicing the loan;
•The effects of interest rate movements between the date of the rate lock and the balance sheet date; and
•The nonperformance risk of both the counterparty and Newmark.
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

The Nasdaq Forwards are derivatives and, accordingly, are marked to fair value on the accompanying consolidated statements of operations.  The fair value of the Nasdaq Forwards is determined utilizing the following inputs, as applicable:

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2019 and 2018, the present value of expected payments related to Newmark’s contingent consideration was $45.2 million and $32.6 million, respectively (See Note 31 — “Commitments and Contingencies”). The undiscounted value of the payments, assuming that all contingencies are met, would be $66.4 million and $39.6 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Pursuant to the new recognition and measurement guidance for equity investments, effective January 1, 2018, equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $94.1 million and $53.5 million, which were included in “Other assets” on the accompanying consolidated balance sheets as of December 31, 2019 and 2018, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(27)    Related Party Transactions

(a)	Service Agreements
Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and/or BGC. Allocated expenses were $25 million, 26.2 million and 20.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. These expenses are included as part of “Fees to related parties” on the accompanying consolidated statements of operations.

(b)Loans, Forgivable Loans and Other Receivables from Employees and Partners
Newmark has entered into various agreements with certain employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution of earnings that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loans. From time to time, Newmark may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

As of December 31, 2019 and 2018, the aggregate balance of employee loans was $403.7 million and $285.5 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets. Compensation expense for the above mentioned employee loans for the years ended December 31, 2019, 2018 and 2017 was $39.0 million, $27.7 million and $34.4 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

Transfer of Employees to Newmark and Other Related Party Transactions
In connection with the expansion of the mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of its affiliate, CCRE, have transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018 and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million. Newmark recorded $6.9 million and $2.2 million as “Stockholders’ equity” and “Redeemable partnership interests”, respectively, on the accompanying consolidated balance sheets.

In consideration for the Cantor payment, Newmark has agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. As of December 31, 2019, Newmark has $2.6 million included in “Payables to related parties” on the consolidated balance sheets, to be returned to Cantor related to this transaction. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.

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

Pre-IPO Related Party Items
In December 2017, prior to our Separation and IPO, all intercompany arrangements and agreements that were previously approved by the Audit Committee of BGC Partners with respect to BGC Partners and its subsidiaries and Cantor and its subsidiaries were also approved by our Board of Directors with respect to the relationships between us and our subsidiaries and Cantor and its subsidiaries following our IPO on the terms and conditions approved by the BGC Audit Committee during such time that our business was owned by BGC Partners. These arrangements include, but are not limited to, the following: (i) an authorization to provide Cantor real estate and related services, including real estate advice, brokerage, property or facilities management, appraisals and valuations and other services; (ii) an authorization to enter into brokerage and similar agreements with respect to the provision of ordinary course brokerage services in circumstances in which such entities customarily provide brokerage services to third-party customers; (iii) an authorization to enter into agreements with Cantor and/or its affiliates, to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions and negotiating and due diligence services in connection with acquisitions and other business strategies in commercial real estate and other businesses from time to time; and (iv) an arrangement to jointly manage  exposure to changes in foreign exchange rates. Please see the section entitled “Certain Relationships and Related Transactions, and Director Independence” in BGC Partners’ Definitive Proxy Statement on Schedule 14A for its 2019 Annual Meeting of Stockholders filed on April 29, 2019 for a description of these and other approved arrangements.

(c)Transactions with CCRE
Newmark has a referral agreement in place with CCRE, in which Newmark’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. Newmark recognized $0.3 million and $0.1 million of revenue for the years ended December 31, 2019 and 2017, respectively, in connection with this revenue-share agreement. Newmark did not recognize any revenues for the year ended December 31, 2018 in connection with this revenue-share agreement.

Newmark also has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE for the years ended December 31, 2019, 2018 and 2017, respectively.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Revenue from these referrals were $2.6 million, $2.2 million and $2.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Such revenues was recognized in “Gains from mortgage banking activities/originations, net” on the accompanying consolidated statements of operations. These referrals fees are net of the broker fees and commissions to CCRE of $1.4 million, $0.8 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

During the year ended December 31, 2019, and 2018 Newmark purchased the primary servicing rights for $1.2 billion of loans originated by CCRE for $1.5 million and $2.5 million, respectively. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from loans purchased from CCRE on a “fee for service” basis of $3.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, which was included as part of “Management services, servicing fee and other” on the accompanying consolidated statements of operations.

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

Transactions with Executive Officers and Directors
In connection with the Company’s 2019 executive compensation process, the Company’s executive officers received certain monetization of prior awards as compensation at Newmark, as set forth below.

On December 19, 2019, the Compensation Committee approved the right to (i) convert 552,483 non-exchangeable Newmark Holdings PSUs held by Mr. Lutnick into 552,483 HDUs (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $7,017,000); and (ii) exchange for cash 602,463 Newmark Holdings non-exchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $13.25 per unit) for a payment of $7,983,000 for taxes when (i) is exchanged.

On December 19, 2019, the Compensation Committee approved the right to (i) convert 443,872 non-exchangeable Newmark Holdings PSUs held by Mr. Gosin into 443,872 HDUs (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $5,637,548); and (ii) exchange for cash 539,080 Newmark Holdings non-exchangeable PPSUs held by Mr. Gosin (which had an average determination price of $9.95 per unit) for a payment of $5,362,452 for taxes when (i) is exchanged.

On December 19, 2019, the Compensation Committee approved the cancellation of 145,464 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel, and the cancellation of 178,179 non-exchangeable PPSUs (which had an average determination price of $10.61 per unit). Additionally, on December 19, 2019, Mr. Merkel exchanged 4,222 already exchangeable Newmark Holdings PSUs held by him in exchange for Class A common stock. The above transaction resulted in income of $3,791,848 for Mr. Merkel, of which the Company withheld $1,989,483 for taxes and issued the remaining $1,802,365 in the form of 132,429 net shares of Class A common stock at a price of $13.61 per share.

On December 19, 2019, the Compensation Committee approved the right to (i) convert 5,846 non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli into 5,846 HDUs (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $74,250); and (ii) exchange for cash 4,917 Newmark Holdings non-exchangeable PPSUs held by Mr. Rispoli (which had an average determination price of $12.355 per unit) for a payment of $60,750 for taxes when (i) is exchanged.

In connection with Newmarks’s 2018 executive compensation process, Newmark’s executive officers received certain monetization of prior awards as compensation at Newmark, as set forth below:

On December 31, 2018, the Compensation Committee approved the monetization of $898.1 million BGC Holdings PPSUs held by Mr. Lutnick (which had an average determination price of $7.65 per unit), and 592,721 Newmark Holdings PPSUs (which had an average determination price of $13.715 per unit), which transactions had an aggregate value of $15 million. On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,131,774 non-exchangeable BGC Holdings PSUs held by Mr. Lutnick into 1,131,774 non-exchangeable BGC Holdings partnership units with a capital account (HDUs) (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a value of $7,017,000); and (ii) the right to exchange for cash 1,018,390 BGC Holdings non-exchangeable PPSUs held by Mr. Lutnick, (which had an average determination price of $7.8388 per unit), for a payment of $7,983,000 for taxes when (i) is exchanged.

On December 31, 2018, the Compensation Committee approved the monetization of $1,909,188 BGC Holdings PSUs held by Mr. Gosin and 264,985 BGC Holdings PPSUs (which had an average determination price of $4.2625 per unit), which transactions had an aggregate value of $11 million.  On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,592,016 non-exchangeable HDUs (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a value of $9,870,501); and (ii) the right to exchange for cash 264,985 BGC Holdings non-exchangeable PPSUs held by Mr. Gosin, (which had an average determination price of $4.2625 per unit), for a payment of $1,129,499 for taxes when (i) is exchanged. On February 22, 2019, the Compensation Committee initially approved for Mr. Gosin grants in Newmark Holdings NPSUs and NPPSUs. On April 25, 2019, the Compensation Committee modified Mr. Gosin's awards by canceling the grant of the previously mentioned Newmark Holdings NPSUs and NPPSUs and by granting non-exchangeable Newmark Holdings PSUs and PPSUs. The Committee approved this modification in order to reflect an annual compensation structure rather than a long-term NPSU/NPPSU structure.

On December 31, 2018, the Compensation Committee approved the cancellation of 13,552 non-exchangeable PSUs in BGC Holdings held by Mr. Rispoli and the cancellation of 11,089 BGC Holdings PPSUs (which had an average determination price of $5.814 per unit).  In connection with the transaction, BGC issued $134,535 in shares of BGC Class A common stock, less applicable taxes and withholdings, resulting in 13,552 net shares of BGC Class A common stock at a price of $5.17 per share and the payment of $64,471 for taxes.  On February 22, 2019, the Compensation Committee removed the sale restrictions on 4,229 shares of BGC Class A common stock and 1,961 shares of Newmark Class A common stock held by Mr. Rispoli.

On October 30, 2019, the Audit and Compensation Committees of the Board of Directors authorized and Newmark executed the repurchase from Mr. Merkel of 55,193 shares of Newmark Class A common stock at $10.69 per share, the closing price on October 30, 2019.

On December 19, 2019, the Audit and Compensation Committees of the Board of Directors authorized and Newmark executed the repurchase from Mr. Merkel of 132,429 shares of Newmark Class A common stock at $13.61 per share, the closing price on December 19, 2019.

CF Real Estate Finance Holdings, LP.
Contemporaneously with the Berkeley Point Acquisition, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of December 31, 2019 and 2018, Newmark’s investment was accounted for under the equity method (See Note 8 — “Investments”).

IPO and Spin-Off
The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries with respect to the Separation and related matters (See Note 1 — “Organization and Basis of Presentation” for additional information).

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, including Cantor, whereby each holder of BGC Holdings limited partnership interests at that time now held a BGC Holdings limited partnership interest and a corresponding Newmark Holdings limited partnership interest, which was equal to a BGC Holdings limited partnership interest multiplied by the contribution ratio, divided by the current exchange ratio. The exchange ratio is subject to adjustment, in accordance with the terms of the Separation and Distribution Agreement (See Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for additional information).

In addition CF&Co, a wholly-owned subsidiary of Cantor, was an underwriter of the IPO. Pursuant to the underwriting agreement, Newmark paid CF&Co 5.5% of the gross proceeds from the sale of shares of Newmark Class A common stock sold by CF&Co. in connection with the IPO.

On November 30, 2018, BGC completed the Spin-Off. BGC Partners’ stockholders, including Cantor, as of the Record Date, received in the Spin-Off 0.463895 of a share of Newmark Class A or Class B common stock for each share of BGC Class A or Class B common stock held as of the Record Date. In the aggregate, BGC distributed 131.9 million shares of Newmark Class A common stock and 21.3 million shares of Newmark Class B common stock to BGC’s stockholders in the Spin-Off. As Cantor and CFGM held 100% of the shares of BGC Class B common stock as of the Record Date, Cantor and CFGM were distributed 100% of the shares of Newmark Class B common stock in the Spin-Off (See BGC’s 2018 Investment in Newmark below Holdings below).
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

Prior to and in connection with the Spin-Off, 14.8 million Newmark Holdings units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders. On November 30, 2018, BGC Holdings distributed pro rata all of the 1.5 million exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the Spin-Off to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of November 23, 2018 (including Cantor and executive officers of BGC). The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 0.4 million Newmark

Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the exchange ratio of 0.9793 shares of Newmark common stock per Newmark Holdings unit (subject to adjustment). As of December 31, 2019, the exchange ratio equaled 0.9400. (See Note 1 — “Organization and Basis of Presentation” for additional information).

Other Transactions with CF&Co
On June 18, 2018 and September 26, 2018, Newmark entered into transactions related to the monetization of the Nasdaq shares that Newmark expects to receive in 2019 through 2022. (See Note 1 — “Organization and Basis of Presentation”). Newmark paid $4.0 million in fees for services provided by CF&Co related to these monetization transactions. These fees were recorded as a deduction from the carrying amount of the EPUs.

On November 6, 2018, Newmark issued an aggregate of $550.0 million principal amount of 6.125% Senior Notes due 2023. In connection with this issuance of the 6.125% Senior Notes, Newmark paid $0.8 million in underwriting fees to CF&Co.

(d)Payables to Related Parties
On March 19, 2018, Newmark entered into the Intercompany Credit Agreement with BGC, which amended and restated the original intercompany credit agreement between the parties in relation to the Separation, dated as of December 13, 2017. The Intercompany Credit Agreement provided for each party to issue revolving loans to the other party in the lender’s discretion.  The interest rate on the Intercompany Credit Agreement was the higher of BGC’s or Newmark’s short-term borrowings rate in effect at such time, plus 100 basis points, or such other interest rate as may be mutually agreed between BGC and Newmark. As of November 7, 2018, all borrowings outstanding under the Intercompany Credit Agreement had been repaid. Newmark recorded interest expense of $8.9 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively, which is included in “Interest (expense) income, net” on the accompanying consolidated statements of operations.

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

As of December 31, 2019, the payables to related parties was $38.1 million.

As of December 31, 2018, the related party receivables and payables to related parties were $20.5 million and $13.5 million, respectively.

(See Note 1 — “Organization and Basis of Presentation”, Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 22 — “Long-Term Debt”, for additional information on transactions with related parties.)

(28)    Income Taxes

The accompanying consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of its U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT, rests with the partners (See Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, for discussion of partnership interests) rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes. The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
U.S. federal	$63,359	$49,985	$10,412
U.S. state and local	15,130	19,290	2,468
Foreign	464	1,239	(3)
UBT	1,335	3,586	218
Total	80,288	74,100	13,095
Deferred:
U.S. federal	(25,103)	(9,972)	56,648
U.S. state and local	(4,025)	24,092	(12,606)
Foreign	(15)	—	—
UBT	1,291	2,267	341
Total	(27,852)	16,387	44,383
Provision for income taxes	$52,436	$90,487	$57,478

Newmark had pre-tax income of $214.1 million, $282.4 million and $202.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. Newmark had pre-tax loss from foreign operations of $6.4 million, $3.7 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Differences between Newmark’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax expense at federal statutory rate	$44,971	$59,297	$70,901
Non-controlling interest	(15,097)	(26,257)	(66,344)
Incremental impact of foreign taxes compared to the federal rate	(145)	44	(44)
Other permanent differences	9,915	9,948	(1,740)
U.S. state and local taxes, net of U.S. federal benefit	12,271	13,353	1,050
New York City UBT	2,627	3,119	561
Amortization of intangibles	—	—	(1,183)
Revaluation of deferred taxes related to tax reform	—	—	64,658
Other rate change	2,457	23,001	(15,348)
Section 453A interest	1,640	2,003	4,285
Valuation allowance	2,902	1,281	594
Return to Provision Adjustments	(7,981)	2,341	(376)
Other	(1,124)	2,357	464
Provision for income tax	$52,436	$90,487	$57,478

The Tax Cut and Jobs Act (the “Tax Act”), enacted on December 22, 2017. The Tax Act made significant changes to the US corporate income tax system, including (1) a reduction of the U.S. federal corporate income tax rate from 35% to 21%, (2) transitioning to a territorial tax system and requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, (3) implementation of a base erosion and anti-abuse tax (“BEAT”), (4) further limitation on deductibility of interest on financing arrangements, (5) and introduction of a new provision designed to tax a foreign subsidiaries’ global intangible low-taxed income (“GILTI”).

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

Significant components of Newmark’s deferred tax asset and liability consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Deferred tax asset
Basis difference of investments	$54,445	$55,847
Deferred compensation	153,978	114,758
Other deferred and accrued expenses	7,655	9,600
Net Operating loss and credit carry-forwards	4,216	1,297
Total deferred tax asset	220,294	181,502
Valuation Allowance	(3,973)	(1,297)
Deferred tax asset, net of allowance	216,321	180,205
Deferred tax liability
Depreciation and amortization	30,156	19,518
Other	3,384	10,749
Deferred tax liability(1)	33,540	30,267
Net deferred tax asset	$182,781	$149,938
(1)Before netting within tax jurisdictions.

Newmark has net operating losses in non-U.S. jurisdictions of an approximate tax effected value of $3.9 million, which has an indefinite life. Management assesses the available positive and negative evidence to determine whether existing deferred tax assets will be realized. Accordingly, a valuation allowance of $4.0 million has been recorded against the deferred tax asset primarily related to certain net operating losses in non-U.S. jurisdictions as it is more likely than not to not be realized. Newmark’s deferred tax asset and liability are included on the accompanying consolidated balance sheets as components of “Other assets” and “Other liabilities”, respectively.

The GILTI provision on its foreign subsidiaries did not have a material impact on Newmark’s tax expense for the year ended December 31, 2019.

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

Balance, January 1, 2018	$208
Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2018	208
Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2019	$208

 As of December 31, 2019, Newmark’s unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, which, if recognized, would affect the effective tax rate. Newmark is currently open to examination by United States Federal, state and local and non-U.S. tax authorities as part of the BGC consolidated group for tax years beginning 2008, 2009 and 2015, respectively. Newmark does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months. Generally, Newmark is not subject to examination by taxing authorities prior to 2016.

Newmark recognizes interest and penalties related to uncertain tax positions in “Provision for income taxes” on the accompanying consolidated statements of operations. As of December 31, 2019, Newmark has not accrued any tax-related interest and penalties.

(29)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2018
Accounts payable and accrued expenses	$189,172	$113,713
Outside broker payable	74,280	59,918
Payroll taxes payable	45,612	39,620
Corporate and other taxes payable	69,237	77,858
Derivative liability	25,661	16,678
Contingent consideration	13,107	4,452
Total	$417,069	$312,239

Other long-term liabilities consisted of the following (in thousands):

	As of December 31,
	2019	2018
Payroll taxes payable	$41,355	$31,055
Accrued compensation	278,399	35,103
Contingent consideration	32,065	28,099
Credit enhancement deposit	25,000	25,000
Financial guarantee liability	15	32
Deferred rent	—	49,334
Total	$376,834	$168,623

(30)	Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and shares of Newmark Class A common stock upon exchange of Newmark limited partnership units (See Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 65.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of December 31, 2019, awards with respect to 20.8 million shares have been granted and 379.2 million shares are available for future awards. Upon vesting of RSUs, issuance of restricted stock and redemption/exchange of limited partnership units, Newmark generally issues new shares of its Class A common stock.

Prior to the Separation, BGC’s Compensation Committee granted various equity-based awards to employees of Newmark, including restricted stock units, limited partnership units and exchange rights for shares of BGC Class A common stock upon exchange of BGC Holdings limited partnership units (See Note 2 — “Limited Partnership interests in Newmark Holdings and BGC Holdings”).

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings. Each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and 0.4545 of a corresponding Newmark Holdings limited partnership interest.

The exchange ratio is the number of shares of Newmark common stock that a holder will receive upon exchange of one Newmark Holdings exchange right unit (the exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9400 as of December 31, 2019).

Newmark incurred compensation expense related to Class A common stock limited partnership units and RSUs as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Issuance of common stock and exchangeability expenses	$181,714	$179,333	$99,435
Allocations of net income (1)	50,410	51,462	25,222
Limited partnership units amortization	21,508	(7,938)	21,270
RSU amortization	5,204	1,787	1,212
Equity-based compensation and allocations of net income to limited partnership units and FPUs (2)	$258,836	$224,644	$147,139

(1)	Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(2)	Reclassifications have been made to previously reported amounts to conform to the new presentation (See Note 1 — “Organization and Basis of Presentation”).

(a) Limited Partnership Units
A summary of the activity associated with limited partnership units awarded to Newmark employees is as follows:

	BGC Holdings	Newmark Holdings
Balance, January 1, 2017	53,407,627	—
Granted	13,976,871	—
Redeemed/exchanged units	(2,668,048)	—
Forfeited units/other	(7,535)	—
Balance, December 31, 2017	64,708,915	29,413,143	(1)
Granted	2,872,825	19,141,943
Redeemed/exchanged units	(5,650,292)	(3,793,351)
Forfeited units/other	(60,479)	(28,248)
Balance, December 31, 2018	61,870,969	44,733,487
Granted	319,586	13,813,204
Redeemed/exchanged units	(3,938,134)	(2,487,885)
Forfeited units/other	(2,198,720)	4,742,046
Balance, December 31, 2019	56,053,701	60,800,852

Total exchangeable units:
December 31, 2018	25,999,302	9,251,052
December 31, 2019	24,692,695	10,108,598

(1)	Represents the pre-IPO Newmark employees share-equivalent limited partnership units in BGC Holdings.

The Limited Partnership Units table above includes both regular and Preferred Units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution (see Note 2 — “Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on Preferred Units). A summary of the BGC Holdings and Newmark Holdings limited partnership units is as follows:

	BGC Units	Newmark Units
Regular units	54,500,896	56,932,154
Preferred units	1,552,805	3,868,698
Balance, December 31, 2019	56,053,701	60,800,852

A summary of units redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current exchange ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Year Ended December 31,
	2019	2018	2017
BGC Holdings units	620,903	18,325,470	6,452,077
Newmark Holdings units	2,310,384	6,927,961	—
Total	2,931,287	25,253,431	6,452,077

Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings limited partnership units is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Issuance of common stock and exchangeability expenses	$35,499	$142,333	$99,435

Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	Year Ended December 31,
	2019	2018
Notional Value(1)	$261,025	$223,665
Estimated fair value of the post-termination payout(2)	$58,149	$30,655
Outstanding limited partnership units in BGC Holdings	6,251,816	8,443,218
Outstanding limited partnership units in BGC Holdings - unvested	1,508,510	3,256,894
Outstanding limited partnership units in Newmark Holdings	17,097,639	10,520,196
Outstanding limited partnership units in Newmark Holdings - unvested	9,357,822	6,820,930

(1)	Beginning January 1, 2018, Newmark began granting stand-alone limited partnership units in Newmark Holdings to Newmark employees.

(2)	Included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Compensation expense related to limited partnership units with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and seven years from the date of grant. Newmark recognized compensation expense/(benefit) related to these limited partnership units that were not redeemed as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Limited partnership units amortization	$21,508	$(7,938)	$21,270

During the year ended December 31, 2019, Newmark granted conversion rights to Newmark employees on outstanding limited partnership units in BGC Holdings in the amount of 4.9 million and outstanding limited partnership units in Newmark Holdings in the amount of 12.0 million. During the year ended December 31, 2018, Newmark granted conversion rights to Newmark employees on outstanding limited partnership units in BGC Holdings in the amount of 5.8 million. These conversion rights give the employee the option to convert the limited partnership units to a capital balance within BGC Holdings or Newmark Holdings. Generally, HDUs are not considered share-equivalent limited partnership units and are not in the fully diluted share count. The grant of conversion rights to Newmark employees are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Notional Value	$194,995	$37,000
Estimated fair value of limited partnership units (1)	$182,800	$37,000

(1)	Included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Compensation expense related to these limited partnership units as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Issuance of common stock and exchangeability expenses	$146,215	$37,000	$—

During the year ended December 31, 2019, Newmark employees received 7.6 million N Units that are excluded from the table above, since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income and remain unvested. Upon vesting, which occurs if the revenue threshold is met, the N Units are converted to equivalent limited partnership units that receive quarterly net income allocations and can be granted conversion rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant in the table above.

(b) Restricted Stock Units
A summary of the activity associated with RSUs held by Newmark employees are as follows (fair value amount in thousands):

	BGC RSUs(1)				Newmark RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2017	285,725	$7.56	$2,160	1.75	—	$—	$—	—
Granted	269,754	10.37	2,797		—	—	—
Settled units (delivered shares)	(151,844)	7.73	(1,174)		—	—	—
Forfeited units	(57,097)	8.75	(499)		—	—	—
Balance, December 31, 2017	346,538	$9.48	$3,284	1.85	—	$—	$—	—
Granted	3,439	7.64	26		264,532	13.54	3,582
Settled units (delivered shares)	(147,006)	9.17	(1,348)		(8,109)	13.36	(108)
Forfeited units	(34,296)	10.01	(343)		(36,536)	13.71	(501)
Balance, December 31, 2018	168,675	$9.77	$1,619	0.98	219,887	$13.52	$2,973	2.28
Granted	—	—	—		4,766,611	7.42	35,344
Settled units (delivered shares)	(107,820)	9.38	(1,011)		(109,007)	11.70	(1,275)
Forfeited units	(14,048)	10.02	(141)		(193,920)	8.67	(1,681)
Balance, December 31, 2019	46,807	$9.97	$467	0.25	4,683,571	$7.55	$35,361	5.69

(1)	RSUs granted to these individuals generally vest over a two- to four-year period

(2)
Beginning January 1, 2018, Newmark began granting stand-alone Newmark RSUs to Newmark employees and the awards vest ratably over the two- to eight-year vesting period into shares of Newmark Class A common stock.

The fair value of BGC RSUs and Newmark RSUs awarded to Newmark employees is determined on the date of grant based on the market value (adjusted if appropriate based upon the award’s eligibility to receive dividends), and is recognized, net of the effect of estimated forfeitures, ratably over the vesting period. Newmark uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for RSUs. Each RSU is settled into one share of Newmark Class A common stock upon completion of the vesting period.

Compensation expense related to BGC RSUs and Newmark RSUs are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
RSU amortization	$5,204	$1,787	$1,212

As of December 31, 2019, there was $32.3 million total unrecognized compensation expense related to unvested Newmark RSUs and $0.5 million total unrecognized compensation expense related to unvested BGC RSUs.

(c) Deferred Compensation
Newmark may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The total compensation expense recognized in relation to the deferred cash compensation awards for years ended December 31, 2019, 2018 and 2017 was $0.8 million, $2.1 million and $0.3 million, respectively. As of December 31, 2019 and 2018, the total liability for the deferred cash compensation awards was $1.5 million and $1.5 million, respectively, and is included in “Other long-term liabilities” on the audited consolidated balance sheets.

See Note 27 — "Related Party Transactions" for compensation related matters for the transfer of CCRE employees to Newmark.

(31)    Commitments and Contingencies

(a)	Contractual Obligations and Commitments
The following table summarizes certain of Newmark’s contractual obligations at December 31, 2019 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$347,408	$44,709	$82,424	$73,812	$146,463
Warehouse facilities(2)	209,648	209,648	—	—	—
Long-term debt(3)	600,000	—	50,000	550,000	—
Interest on long-term debt(4)	134,000	35,569	69,081	29,350	—
Interest on warehouse facilities(5)	5,404	5,404	—	—	—
Total	$1,296,460	$295,330	$201,505	$653,162	$146,463

(1)
Operating leases are related to rental payments under various non-cancelable leases principally for office space, net of sublease payments to be received. The total amount of sublease payments to be received is $1.9 million over the life of the agreement.

(2)
The warehouse facilities are collateralized by $215.3 million of loans held for sale, at fair value, which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.

(3)
Long-term debt reflects long-term borrowings of 6.125% Senior Notes and the Credit Facility. The carrying amount of the 6.125% Senior Notes and the Credit Facility were $540.4 million and $48.9 million as of December 31, 2019, respectively. See Note 22 — “Long-Term Debt” for more information regarding these obligations.

(4)	Reflects interest on the $550 million 6.125% Senior Notes until their maturity date of November 15, 2023.

(5)
Interest on the warehouse facilities was projected by using the 1 month LIBOR rate plus their respective additional basis points, primarily 115 basis points above LIBOR, applied to their respective outstanding balances as of December 31, 2019, through their respective maturity dates.  Their respective maturity dates range from June to October 2019, while one line has an open maturity date.  The notional amount of these committed and uncommitted warehouse facilities was $1.8 billion at December 31, 2019. One of these lines was temporarily increased by $350.0 million for the period January 13, 2020 to March 30, 2020 and another line was temporarily increased by $100.0 million for the period January 29, 2020 to March 13, 2020. See Note 21 — “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises” for more information.

As of December 31, 2019 and 2018, Newmark committed to fund approximately $1.5 billion and $294.0 million, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)	Contingent Payments Related to Acquisitions
Newmark completed acquisitions from 2015 through 2019 for which contingent cash consideration of $29.3 million and limited partnership units of 0.4 million may be issued on certain targets being met through 2022. The contingent equity instruments are issued by and are included in the “Accounts payable, accrued expenses and other liabilities” on Newmark’s consolidated balance sheets. The contingent cash liability is recorded at fair value as deferred consideration on Newmark’s consolidated balance sheets.

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

(32)    Subsequent Events

Fourth Quarter 2019 Dividend
On February 12, 2020, Newmark’s Board of Directors declared a quarterly qualified cash dividend of $0.10 per share payable on March 23, 2020 to Class A and Class B common stockholders of record as of March 5, 2020.

Amendment to the Credit Agreement
On February 26, 2020, Newmark entered into the Amended Credit Agreement, increasing the size of the Credit Facility to $425.0 million and extending the maturity date to February 26, 2023. The interest rate on the Amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of December 31, 2019.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our 2019 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. We reviewed the results of management’s assessment with our Audit Committee.
Management has excluded the acquisitions of MLG Commercial LLC, ACRES and Harper Dennis Hobbs Holdings Limited, which did not have a material effect on our financial condition, results of operations or cash flows in 2019. However, we do anticipate that these acquisitions will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2020. MLG Commercial LLC, ACRES and Harper Dennis Hobbs Holdings Limited are included in our 2019 consolidated financial statements and constituted 1.8 % and 3.6% of total and net assets, respectively, as of December 31, 2019 and less than 1% of revenues and net income for the year then ended. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2019, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The information required by this item is set forth under the heading “Amendment to the Credit Agreement” included in Note 32 — “Subsequent Events” to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Annual Report on Form 10-K under “Debt Repayment and Credit Agreements ” within the Spin-Off discussion, which is incorporated by reference herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information appearing under “Election of Directors,” “Information about our Executive Officers,” and “Code of Ethics and Whisteblower Procedures” in the definitive Proxy Statement for the Company’s 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the 2020 Proxy Statement with the SEC on or before April 29, 2020.

ITEM 11.	EXECUTIVE COMPENSATION
The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” in the 2020 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2019” in the 2020 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information appearing under “Certain Relationships and Related Transactions, and Director Independence” and “Election of Directors - Independence of Directors” in the 2020 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policies and Procedures” in the 2020 Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

1.1
Underwriting Agreement, dated as of December 14, 2017, by and among Newmark Group, Inc. and Goldman Sachs  & Co. LLC, Merrill Lynch, Pierce, Fenner  & Smith Incorporated, Citigroup Global Markets Inc. and Cantor Fitzgerald  & Co. as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

2.1
Amended and Restated Separation and Distribution Agreement, dated as of November  23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)

3.1
Amended and Restated Certificate of Incorporation of Newmark Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

3.2	Amended and Restated Bylaws of Newmark Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

4.1	Description of Securities of Registrant

4.2
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

4.4	Form of Newmark Group, Inc. 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

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

EXHIBIT INDEX (CONTINUED)

Exhibit Number	Exhibit Title

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

10.14
Employment Agreement, dated as of December 1, 2017, by and between Newmark Partners, L.P. and Barry M. Gosin (incorporated by reference to Exhibit 10.13 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.15
Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.16
Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and Newmark Holdings, L.P. (incorporated by reference to Exhibit 10.28 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.17	Newmark Group, Inc. Long-Term Incentive Plan (incorporated by reference as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.18	Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.19	Newmark Holdings, L.P. Participation Plan (incorporated by reference as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.20
Investment Agreement, dated as of March 6, 2018, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P., and Newmark Partners, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2018)

10.21
Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.22
Variable Postpaid Forward Transaction Confirmation Agreement by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.23
Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.24
Variable Postpaid Forward Transaction Supplemental Confirmation Agreements by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

EXHIBIT INDEX (CONTINUED)

Exhibit Number	Exhibit Title

10.25
2018-2 Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on From 8-K filed with the SEC on September 28, 2018)

10.26
Registration Rights Agreement, dated as of November 6, 2018, between Newmark Group, Inc. and the parties named therein (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.27
Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.28
Intercompany Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P.(incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.29
First Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent

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

101
The following materials from Newmark Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2019 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL.

ITEM 16.	FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2020.

Newmark Group, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Newmark Group, Inc., in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/s/ Howard W. Lutnick Howard W. Lutnick	Chairman (Principal Executive Officer)	February 28, 2020

/s/ Barry Gosin Barry Gosin	Chief Executive Officer	February 28, 2020

/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2020

/s/ Virginia S. Bauer Virginia S. Bauer	Director	February 28, 2020

/s/ Peter F. Cervinka Peter F. Cervinka	Director	February 28, 2020

/s/ Michael Snow Michael Snow	Director	February 28, 2020

/s/ Kenneth A. McIntyre Kenneth A. McIntyre	Director	February 28, 2020

NEWMARK GROUP, INC.
(Parent Company Only)
BALANCE SHEETS
(in thousands)

	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$101	$24
Total current assets	101	24
Investment in subsidiaries	543,412	501,000
Receivables from related party	589,294	593,517
Other assets	179,813	152,027
Total assets	$1,312,620	$1,246,568
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$74,564	$84,436
Payable to related parties	49,098	56,637
Total current liabilities	123,662	141,073
Long-term debt	589,294	537,926
Total liabilities	712,956	678,999
Total stockholders’ equity	599,664	567,569
Total liabilities and stockholders’ equity	$1,312,620	$1,246,568

The accompanying Notes to the Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
(Parent Company Only)
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Interest income	$39,069	$27,249	$1,433
Total revenue	39,069	27,249	1,433
Expenses:
Professional and consulting fees	763	277	—
Interest expense	39,069	27,249	1,499
Other expenses	930	344	—
Total expenses	40,762	27,870	1,499
Loss from operations before income taxes	(1,693)	(621)	(66)
Equity income of subsidiaries	168,358	190,826	199,166
Provision for income taxes	49,360	83,473	54,608
Net income available to common stockholders	$117,305	$106,732	$144,492
Per share data:
Basic earnings per share
Net income available to common stockholders(1)	$104,406	$101,641	$144,492
Basic earnings per share	$0.59	$0.65	$1.08
Basic weighted-average shares of common stock outstanding	177,774	157,256	133,413
Fully diluted earnings per share
Net income for fully diluted shares	$108,160	$105,571	$117,217
Fully diluted earnings per share	$0.58	$0.64	$0.85
Fully diluted weighted-average shares of common stock outstanding	185,016	163,810	138,398

(1)	Includes a reduction for dividends on preferred stock or units in the amount of $12.9 million and $5.1 million for the years ended December 31, 2019 and December 31, 2018, respectively.

The accompanying Notes to the Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
(Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$117,305	$106,732	$144,492
Total other comprehensive income, net of tax	117,305	106,732	144,492
Comprehensive income available to common stockholders	$117,305	$106,732	$144,492

The accompanying Notes to the Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
(Parent Company Only)
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$117,305	$106,732	144,492
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity income from subsidiaries	(168,358)	(190,826)	(199,166)
Deferred tax provision/(benefit)	(29,127)	14,197	47,548
Changes in operating assets and liabilities:
Receivables from subsidiaries	4,223	22,717	(2,342)
Payable to subsidiaries	(7,539)	120,483	1,157
Other assets	2,711	(1,655)	—
Accounts payable, accrued expenses and other liabilities	(9,873)	68,123	8,311
Net cash (used in) provided by operating activities	(90,658)	139,771	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(17,726)	(6,691)	—
Contribution to subsidiary	—	—	(304,290)
Net cash used in investing activities	(17,726)	(6,691)	(304,290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions from subsidiaries	236,074	107,000	—
Proceeds from the Initial Public Offering, net of underwriting discounts	—	—	304,290
Repayment of long-term debt	(105,000)	(670,710)	(304,290)
Borrowings of long-term debt	155,000	537,926	—
Reinvestment of cash in subsidiaries	(71,000)	(65,000)	—
Dividends to stockholders	(69,245)	(41,787)	—
Treasury stock repurchases	(37,368)	(486)	—
Repayment of related party receivable	—	—	304,290
Net cash provided by (used in) financing activities	108,461	(133,057)	304,290
Net cash and cash equivalents	77	23	—
Cash and cash equivalents at beginning of period	24	1	1
Cash and cash equivalents at end of period	$101	$24	$1
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36,959	$21,751	$—
Taxes	$90,813	$1,165	$—
Supplemental disclosure of noncash investing and financing activities:
Treasury stock repurchases	$4,732	$—	$—
Net assets contributed by BGC Partners’	$—	$—	$795,497
Note receivable from related parties	$—	$—	$975,000
Debt assumed from BGC	$—	$—	$975,000
Accrued offering costs	$—	$—	$8,870

The accompanying Notes to the Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
(Parent Company Only)
NOTES TO FINANCIAL STATEMENTS

(1)	Organization and Basis of Presentation
The accompanying Parent Company Only Financial Statements of Newmark Group, Inc. (“Newmark”) should be read in conjunction with the accompanying consolidated financial statements of Newmark Group, Inc. and subsidiaries and notes thereto. Newmark, a Delaware corporation, was formed as NRE Delaware, Inc. on November 18, 2016. Newmark changed its name to Newmark Group, Inc. on October 18, 2017. Newmark Holdings, L.P. (“Newmark Holdings”) is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark Partners, L.P. (“Newmark OpCo”), the operating partnership. Newmark is a leading commercial real estate services firm. Newmark offers commercial real estate tenants, owner-occupiers, investors and developers a wide range of services, including leasing and corporate advisory, investment sales and real estate finance, origination of and servicing of commercial mortgage loans, valuation, project and development management and property and facility management.

Newmark was formed through the purchase by BGC Partners Inc. (“BGC Partners” or “BGC”) of Newmark & Company Real Estate, Inc. and certain of its affiliates in 2011. A majority of the voting power of BGC Partners is held by Cantor Fitzgerald, L.P. (“CFLP” or “Cantor”). Subsequent to the Spin-Off, as defined below, the majority of the voting power of Newmark is held by Cantor.

On November 30, 2018 (the “Distribution Date”), BGC completed its previously announced pro rata distribution (the “Spin-Off”) to its stockholders of all of the shares of common stock of Newmark owned by BGC as of immediately prior to the effective time of the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on November 23, 2018 (the “Record Date”), and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (consisting of Cantor and CF Group Management, Inc. (“CFGM”)) of record as of the close of business on the Record Date. The Spin-Off was effective as of 12:01 a.m., New York City time, on the Distribution Date.

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

Concurrently with the Berkeley Point Acquisition, on September 8, 2017 Newmark OpCo invested $100.0 million in a newly formed commercial real estate-related financial and investment business, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”), which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities-related business or any extensions thereof and ancillary activities thereto. In addition, Real Estate LP may provide short-term loans to related parties from time to time when funds in excess of amounts needed for investment are available. As of December 31, 2019 and 2018, Newmark’s investment in Real Estate LP was accounted for under the equity method.

Separation and Distribution Agreement
On December 13, 2017, prior to the closing of Newmark’s initial public offering (“IPO”), BGC, BGC Holdings, BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (as amended on November 8, 2018 and amended and restated on November 23, 2018, the “Separation and Distribution Agreement”). The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•
the principal corporate transactions pursuant to which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark Group (defined below), the “BGC Group”) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark Group”) the assets and liabilities of the BGC Group relating to BGC’s Real Estate Services business, including BGC’s interests in both BPF and Real Estate LP (together with the proportional distribution and assumption and repayment of indebtedness described in the following bullets the “Separation”);

•	the proportional distribution in the Separation of interests in Newmark Holdings to holders of interests in BGC Holdings;

•	the IPO;

•	the assumption and repayment of indebtedness by the BGC Group and the Newmark Group, as further described below;

•	the BGC Holdings distribution; and

•
the pro rata distribution in the Spin-Off of the shares of Newmark Class A common stock and the shares of Newmark Class B common stock held by BGC, pursuant to which shares of Newmark Class A common stock held by BGC would be distributed to the holders of shares of BGC Class A common stock and shares of Newmark Class B common stock held by BGC would be distributed to the holders of shares of BGC Class B common stock. The Spin-Off distribution is intended to qualify as generally tax-free for U.S. federal income tax purposes.

As part of the Separation described above, BGC contributed its interests in BPF and Real Estate, L.P. to Newmark.

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

Debt
 As part of the Separation, on December 13, 2017, Newmark OpCo assumed all of BGC U.S. OpCo’s rights and obligations under the 2042 Promissory Note in relation to the 8.125% Senior Notes due 2042 of BGC (the “8.125% Senior Notes”) and the 2019 Promissory Note in relation to the 5.375% Senior Notes due 2019 of BGC (the “5.375% Senior Notes.”) Newmark repaid the $112.5 million outstanding principal amount under the 2042 Promissory Note on September 5, 2018, and repaid the $300.0 million outstanding principal amount under the 2019 Promissory Note on November 23, 2018. In addition, as part of the Separation, Newmark assumed the obligations of BGC as borrower under the Term Loan and Converted Term Loan. Newmark repaid the outstanding balance of the Term Loan as of March 31, 2018, and repaid the outstanding balance of the Converted Term Loan as of November 6, 2018. In addition, on March 19, 2018, BGC loaned Newmark under an unsecured senior credit agreement (the “Intercompany Credit Agreement”) on the same day. All borrowings outstanding under the Intercompany Credit Agreement were repaid as of November 7, 2018.

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

In the aggregate, BGC distributed 131,886,409 shares of Newmark Class A common stock and 21,285,537 shares of Newmark's Class B common stock to BGC’s stockholders in the Distribution. These shares of Newmark's common stock collectively represented approximately 94% of the total voting power of Newmark's outstanding common stock and approximately 87% of the total economics of Newmark's outstanding common stock in each case as of the Distribution Date.

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings, held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of December 31, 2019, the exchange ratio was 0.9400 shares of Newmark common stock per Newmark Holdings unit.

Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be Newmark’s controlling stockholder, and BGC and its subsidiaries no longer held any shares of Newmark’s common stock or other equity interests in it or its subsidiaries. Therefore, BGC no longer consolidates Newmark with its financial results subsequent to the Spin-Off. Cantor continues to control Newmark and its subsidiaries following the Spin-Off and the BGC Holdings distribution.
(2)    Other Assets
Other assets consisted of the following (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets (1)	179,501	150,373
Prepaid assets	312	1,654
Total	$179,813	$152,027

(1)	Deferred tax assets are primarily comprised of book-tax difference associated with deferred compensation awards as well as the basis difference between BPF’s net assets and its tax basis.

(3)    Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	As of December 31,
	2019	2018
Corporate taxes payable	67,700	79,079
Accrued interest	4,369	5,149
Other	2,495	208
Total	$74,564	$84,436

(4)    Long-Term Debt

6.125% Senior Notes
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced on November 1, 2018 at 98.937% to yield 6.375%. The 6.125% Senior Notes were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended (“Securities Act”). The 6.125% Senior Notes were subsequently exchanged for notes with subsequently similar terms that were registered under the Securities Act. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and will mature on November 15, 2023. The carrying amount of the 6.125% Senior Notes was $540.4 million, net of debt issue costs of $5.0 million and debt discount of $4.7 million for the year ended December 31, 2019 and $537.9 million, net of debt issue costs of $6.6 million and debt discount of $5.8 million for the year ended December 31, 2018. Newmark uses the effective interest rate method to amortize the debt discount over the life of the notes. Newmark amortized $1.0 million and $0.2 million of debt discount for the year ended December 31, 2019 and 2018, respectively. Newmark uses the straight-line method to amortize these debt issue costs over the life of the notes. Newmark amortized $1.3 million and $0.2 million of debt issue costs for the year ended December 31, 2019 and 2018, respectively. Newmark recorded interest expense related to the 6.125% Senior Notes of $34.7 million and $5.5 million for the year ended December 31, 2019 and 2018, respectively. These amounts are included in “Interest expense” on the accompanying statements of operations.

Credit Facility
On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent, (the “Credit Agreement”). The Credit Agreement provides for a $250.0 million three-year unsecured senior revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) LIBOR for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 0.1%. The applicable margin is 200 basis points with respect to LIBOR borrowings in (a) above and can range from 0.25% to 1.25%, depending upon Newmark’s credit rating. The Credit Facility also provides for an unused facility fee. As of December 31, 2019, borrowings under the Credit Facility carried an interest rate of 3.76%. The carrying amount of the advance as of December 31, 2019 was $48.9 million, net of debt issue costs of $1.1 million. There were no borrowings outstanding under the Credit Agreement as of December 31, 2018. Newmark uses the straight-line method to amortize these debt issue costs over the life of the loan. Newmark amortized $0.6 million of debt issue costs and recorded interest expense of $2.5 million for the year ended December 31, 2019, respectively. These amounts are included in “Interest expense” on the accompanying statements of operations.

On February 26, 2020, Newmark entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”), increasing the size of the Credit Facility to $425.0 million (the “Amended Credit Facility”) and extending the maturity date to February 26, 2023. The interest rate on the Amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.

Converted Term Loan
On September 8, 2017, BGC entered into a committed unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders (the “Converted Term Loan”). The revolving credit agreement provides for revolving loans of up to $400.0 million. The maturity date of the facility was September 8, 2019. Borrowings under the Converted Term Loan bore interest at either LIBOR or a defined base rate plus an additional margin, which ranged from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan was a LIBOR loan or a base rate loan, and whether there were amounts outstanding under the Term Loan. The Term Loan was paid in full on March 9, 2018. Since the Term Loan was repaid in full, the pricing of the Converted Term Loan returned to the levels previously described. On November 22, 2017, BGC and Newmark entered into an amendment to the unsecured senior revolving credit agreement. Pursuant to the amendment, the then-outstanding borrowings of BGC under the revolving credit facility were converted into a term loan. There was no change in the maturity date or interest rate. As of December 13, 2017, Newmark assumed the obligations of BGC as borrower under the Converted Term Loan. On June 19, 2018, Newmark repaid $152.9 million, and on September 26, 2018, Newmark repaid $113.2 million of the Converted Term Loan using proceeds from the Newmark OpCo Preferred Investment. On November 6, 2018, Newmark repaid the remaining $134.0 million outstanding principal amount of the Converted Term Loan using the proceeds from the sale of its 6.125% Senior Notes. Therefore, there were no borrowings outstanding as of December 31, 2019. Newmark recorded interest expense related to the Converted Term Loan of $12.9 million and $0.7 million for the years ended December 31, 2018 and 2017. As of December 31, 2019, and prior to the Spin-Off, the outstanding amount under the Converted Term Loan was repaid in full.

Term Loan
On September 8, 2017, BGC entered into a committed unsecured senior term loan credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders (the “Term Loan Agreement”). The term loan credit agreement provides for loans of up to $575.0 million (the “Term Loan”). The maturity date of the Term Loan
Agreement was September 8, 2019. Borrowings under the Term Loan bore interest at either LIBOR or a defined base rate plus an additional margin which ranged from 50 basis points to 325 basis points depending on BGC’s debt rating as determined by S&P and Fitch and whether such loan was a LIBOR loan or a base rate loan. On November 22, 2017, BGC and Newmark entered into an amendment to the Term Loan Agreement. Pursuant to the term loan amendment and effective as of December 13, 2017, Newmark assumed the obligations of the BGC as borrower under the Term Loan. The net proceeds from the IPO were used to partially repay of $304.3 million of the Term Loan. Newmark recorded interest expense related to the Term Loan of $2.6 million and $0.7 million for the years ended December 31, 2018 and 2017, respectively. Prior to the Spin-Off, Newmark repaid the outstanding balance of $270.7 million on the Term Loan, at which point the facility was terminated.

(5)    Subsequent Events

Fourth Quarter 2019 Dividend
On February 12, 2020, Newmark’s Board of Directors declared a quarterly qualified cash dividend of $0.10 per share payable on March 23, 2020 to Class A and Class B common stockholders of record as of March 5, 2020.

Amendment to the Credit Agreement
On February 26, 2020, Newmark entered into the Amended Credit Agreement, increasing the size of the Credit Facility to $425.0 million and extending the maturity date to February 26, 2023. The interest rate on the Amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.