Form 10-K/A
period 2019-12-31
NEWMARK GROUP, INC.
filed 2020-04-28
CIK 1690680

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
☐
    No  ☒
The aggregate market value of voting common equity held by
non-affiliates
of the registrant, based upon the closing price of the Class A common stock on June 30, 2019 as reported on NASDAQ, was approximately $1,323,446,960.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22 , 2020
Class A Common Stock, par value $0.01 per share	156,813,657 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

Newmark Group, Inc.
2019 FORM
10-K/A
ANNUAL REPORT

EXPLANATORY NOTE
Throughout this document Newmark Group, Inc. is referred to as “Newmark Knight Frank,” “Newmark,” and, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”
On February 28, 2020, Newmark filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2019 (the “Original Form
10-K”).
Certain Part III information was omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K.
General Instruction G(3) to Form
10-K
provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its 2019 definitive proxy statement involving the election of directors will be filed by April 29, 2020
(i.e.,
within 120 days after the end of the Company’s 2020 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14, of the Original Form
10-K
as set forth below. The information included herein as required by Part III, Items 10 through 14, of the Original Form
10-K
is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2020 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14, of Form
10-K.
This Amendment also restates Item 15 of Part IV of the Original Form
10-K.
In addition, as required by Rule
12b-15
under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
No other amendments are being made hereby to the Original Form
10-K.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form
10-K
with the Securities and Exchange Commission on February 28, 2020, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form
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
Spin-Off
—Initial Public Offering.” Our Board of Directors is currently composed of five members. Information with respect to our directors is set forth below.
Information about our Directors

Name	Age	Director Since	Biographies
Howard W. Lutnick	58	2017
Mr. Lutnick has served as our Chairman since 2016. As Chairman, Mr. Lutnick serves as the Chairman of our Board of Directors and as our principal executive officer. Mr. Lutnick is the Chairman of the Board and Chief Executive Officer of BGC Partners, Inc., a leading global brokerage and financial technology company (“BGC Partners” or “BGC”), positions in which he has served since 1999. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick also served as President of Cantor from 1991 until 2017. In addition Mr. Lutnick also holds offices at and provides services to various other affiliates of Cantor and provides services to our and BGC’s operating partnerships and subsidiaries, including Newmark Partners, L.P. (“Newmark OpCo”), BGC Partners, L.P. (“BGC U.S. OpCo”) and BGC Global Holdings, L.P. (“BGC Global OpCo”). Mr. Lutnick’s company, CF Group Management, Inc. (“CFGM”), is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Directors of the Fisher Center for Alzheimer’s Research Foundation at Rockefeller University, the Board of Directors of the Horace Mann School, the Board of Directors of the National September 11 Memorial & Museum and the Board of Directors of the Partnership for New York City. Since July 2014, Mr. Lutnick has served as Chairman of the Board and Chief Executive Officer of CF Finance Acquisition Corp., a special purpose acquisition company (the “Cantor SPAC”). Since February 2017, Mr. Lutnick has served as Chairman of the Board and Chief Executive Officer of each of Rodin Global Property Trust, Inc. and Rodin Income Trust, Inc., which are non-traded
real estate investment trusts, or REITs. Mr. Lutnick served as Chairman of the Board of Directors of GFI Group Inc. (“GFI”) from February 26, 2015 through the closing of BGC’s merger with GFI in January 2016.

Name	Age	Director Since	Biographies
Michael Snow	72	2017
Mr. Snow has been a director of our Company since December 2017. Mr. Snow is the Managing Member and Chief Investment Officer of Snow Fund One, LLC, founded in October 2005. Mr. Snow is a Registered Investment Advisor and founded Snow Financial Management, LLC in 1997. Prior to establishing this company, he was employed in the banking industry for over 25 years. At the Union Bank of Switzerland, Mr. Snow was Second in Charge of the North American Region. He achieved the rank of Senior Managing Director and was Head of Fixed Income, where he was responsible for: Treasury, Money Markets, Precious Metals, Foreign Exchange, Mortgage Backed Securities, Government Securities, Derivatives, Corporate Bonds, Emerging Markets, High Yield Securities, and Capital Markets. In addition, since August 2013, he has served as an independent Member of the Board of Directors of BGC Derivative Markets, L.P., a subsidiary of BGC Partners, and, since March 2014, he has served as an independent director of Remate Lince, S.A.P.I. de C.V., a BGC affiliate in Mexico. BGC Derivative Markets, L.P. has launched operations as a Swap Execution Facility, which offers trading in swaps products subject to mandatory clearing, as well as swaps classified as permitted transactions. He has also served as an independent member of Cantor Clearinghouse Holdings, LLC and Cantor Futures Exchange Holdings, LLC, in each case since August 2016. Mr. Snow also previously served as an independent public director of ELX Futures, L.P. from December 2007 until February 2015, and as a member of the board of directors, audit and compensation committees of GFI from February 2015 to February 2016.

Virginia S. Bauer	63	2018
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

Name	Age	Director Since	Biographies
Peter F. Cervinka	71	2018
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

Kenneth A. McIntyre	59	2020
Mr. McIntyre has been a director of our Company since January 2020. Mr. McIntyre has over 25 years of experience in the commercial real estate industry. Since February 2020, Mr. McIntyre has served as the interim Chief Executive Officer of the Real Estate Executive Council (“REEC”), having served as a founding Board member of the organization since 2003. REEC is the preeminent trade association in the U.S. for minority commercial real estate professionals. Since 2012, Mr. McIntyre has been the Founder and Managing Principal of PassPort Real Estate, LLC, a New York based consulting firm focused on advising developers and institutions on commercial real estate deal and platform structuring. His clients have included REAP, a non-profit
that is focused on increasing the diversity of talent in the commercial real estate industry, where he served as the Executive Director and the Port Authority of New York and New Jersey, where he served as Executive Advisor to the Office of Diversity & Inclusion. Mr. McIntyre was a former Senior Vice President and Head of Commercial Real Estate at Hudson City Savings Bank from May 2014 to May 2016. Prior to joining Hudson City Saving Bank, Mr. McIntyre was a Managing Director in MetLife’s Real Estate Investments Group with various responsibilities across both the debt and equity portfolios, including: Head of Equity Acquisitions; Head of Strategic Initiatives; Head of Real Estate Capital Markets and Head of Commercial Mortgage Production and Pricing. Prior to joining MetLife, Mr. McIntyre held senior origination and relationship management roles at KeyBank, GE Capital Real Estate, UBS and Chase. In addition, Mr. McIntyre currently serves on the Boards of the Yorkville Youth Athletic Association and the National Jazz Museum in Harlem.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers are appointed annually by and serve at the discretion of our Board of Directors. In addition to Mr. Lutnick, who serves as a member of the Board, our executive officers, their respective ages and positions and certain other information with respect to each of them are as follows:
Barry M. Gosin, 69, has served as our Chief Executive Officer since 1979. Mr. Gosin guides our national and global expansion initiatives and oversees all facets of our day-to-day
operations. Mr. Gosin also provides services to our operating partnership and subsidiaries. Mr. Gosin spearheaded our acquisition by BGC Partners in 2011 and has since led our acquisition and hiring efforts and quadrupled our annual revenue. An active industry and community leader, Mr. Gosin serves as a member of the Board of Directors of the Partnership for New York City, Trustee of the Citizens Budget Commission and Trustee of Pace University.
Michael J. Rispoli, 48, has served as our Chief Financial Officer since 2012. As head of the finance and accounting departments, Mr. Rispoli steers the financial activities of Newmark, with a focus on managing risk and monitoring cash flow. Mr. Rispoli also provides services to our operating partnership and subsidiaries. Prior to joining Newmark, Mr. Rispoli was the chief financial officer of Grubb & Ellis from August 2010 to April 2012 and has served in various capacities with such firm since May 2007. Mr. Rispoli served as executive director and corporate controller at Conexant Systems, Inc. from 2000 to 2007. Mr. Rispoli began his career at PricewaterhouseCoopers as manager of business assurance. Mr. Rispoli is a licensed CPA in the State of New Jersey (inactive).
Stephen M. Merkel, 61, has been our Executive Vice President, Chief Legal Officer and Assistant Corporate Secretary since January 2019 and was our Corporate Secretary from December 2017 to January 2019. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. Mr. Merkel has been Executive Vice President and General Counsel of BGC since September 2001 and was its Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel was BGC’s Secretary from June 1999 to January 2019. Mr. Merkel also holds offices at and provides services to various other affiliates of Cantor and provides services to our and BGC’s operating partnerships and subsidiaries, including Newmark OpCo,

BGC U.S. OpCo, and BGC Global OpCo. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is a founding board member of the Wholesale Markets Brokers’ Association, Americas. In addition, Mr. Merkel serves as the Executive Vice President, General Counsel and Secretary of the Cantor SPAC. Mr. Merkel served as a member of the Board of Directors of GFI from February 2015 through the closing of BGC’s merger with GFI in January 2016.
CORPORATE GOVERNANCE
Independence of Directors
Our Board of Directors has determined that each of Ms. Bauer and Messrs. Cervinka, Snow and McIntyre qualifies as an “independent director” in accordance with the published listing requirements of the Nasdaq Stock Market, LLC. (“Nasdaq”). The Nasdaq independence definition consists of a series of objective tests, one of which is that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by the published listing requirements of Nasdaq, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members. In evaluating Ms. Bauer’s independence, the Board took into consideration her service on the Board of Directors of the National September 11 Memorial & Museum since 2008, an organization where Mr. Lutnick also is a member of the Board of Directors, as well as the fact that Ms. Bauer’s husband was employed by an affiliate of Cantor and subsequent to his death on September 11, 2001, her family received the payments and health care coverage distributed to all affected victims from the Cantor Fitzgerald Relief Fund following such events.
Meetings and Committees of Our Board of Directors
Our Board of Directors held 11 meetings during the year ended December 31, 2019. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time.
Our Audit Committee currently consists of Ms. Bauer and Messrs. Cervinka, Snow and McIntyre. Mr. McIntyre joined the Audit Committee on January 1, 2020. Mr. Cervinka currently serves as Chairman of the Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq and under special standards established by the SEC for members of audit committees, and the Committee includes at least one member who is determined by our Board to meet the qualifications of an “audit committee financial expert” in accordance with the SEC rules. Our Board has determined that each of Ms. Bauer and Messrs. Cervinka, Snow and McIntyre meets the qualifications of an “audit committee financial expert.” The Committee operates pursuant to an Audit Committee Charter, which is available at
http://www.ngkf.com/home/esg/governance.aspx
under the heading “Independent Audit Committee,” or upon written request from us free of charge.
Our Audit Committee selects our independent registered public accounting firm, consults with our auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit
services to be performed by our auditors. The Committee also provides oversight of related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics and administers our whistleblower policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters. The Committee pre-approves
all audit services, internal control-related services and permitted non-audit
services (including the fees and other terms thereof) to be performed for us by our auditors, subject to certain minimum exceptions set forth in our Audit Committee Charter. The Committee held 12 meetings during the year ended December 31, 2019.
During 2019, our Audit Committee engaged Ernst & Young LLP (“Ernst & Young”) to be our auditors for the year ending December 31, 2019. Ernst & Young was also approved to perform reviews of each of our quarterly financial reports for the year ending December 31, 2019, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve
audit services, internal control-related services and permitted non-audit
services (including the fees and other terms thereof) to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.
Our Board of Directors also has a Compensation Committee. The members of the Committee are currently Ms. Bauer and Messrs. Cervinka, Snow and McIntyre, all of whom are independent directors. Mr. Snow currently serves as Chairman of the

Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the Newmark Holdings, L.P. Participation Plan, which we refer to as the “Participation Plan,” our Long-Term Incentive Plan, which we refer to as the “Equity Plan” and our Incentive Bonus Compensation Plan, which we refer to as our “Incentive Plan.” The Committee operates pursuant to a Compensation Committee Charter, which is available at
http://www.ngkf.com/home/esg/governance.aspx
under the heading “Independent Compensation Committee,” or upon written request from us free of charge. The Committee held 11 meetings during the year ended December 31, 2019.
During 2019, all directors attended 100% of the total number of meetings of the Board of Directors and the committees of which he or she was a member.
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
With respect to qualifications of the members of the Board of Directors, the Board generally values broad business experience and independent business judgment in the financial, real estate or in other fields of each member. Specifically, Mr. Snow is qualified based on his experience in the financial services industry and his general business experience. Ms. Bauer is qualified based on her depth of experience in both the technology and government sectors. Mr. Cervinka is qualified as a result of his general business, financial and management experience, in particular in the real estate industry. Mr. McIntyre is qualified as a result of his extensive experience in the commercial real estate industry and general business experience. Each of Ms. Bauer and Messrs. Cervinka, Snow and McIntyre is additionally qualified as a result of his or her status as an “audit committee financial expert.”
Our Board of Directors has determined that in light of Mr. Lutnick’s control of the stockholder vote of the Company through his control of Cantor, having a separate Chairman of the Board and principal executive officer is not efficient or appropriate for us. Additionally, our Board does not have a lead independent director for the same reason.
We believe that we and our stockholders are best served by having Mr. Lutnick serve as Chairman of the Board and as our principal executive officer. Mr. Lutnick’s role as Chairman, which combines the roles of Chairman of the Board and principal executive officer, promotes unified leadership and direction for our Board of Directors and executive management, and it allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans. Our strong and independent Board effectively oversees our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. Our Board is composed of independent, active and effective directors. Four of our five directors meet the independence qualifications in accordance with the published listing requirements of Nasdaq and the SEC and our Board’s standards for determining director independence. Mr. Lutnick is the only member of executive management who is also a director. Requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained through the composition of our Board, the strong leadership of our independent directors and board committees and our highly effective corporate governance structures and processes.

Executive Sessions
In order to comply with the published listing standards of Nasdaq, the Board of Directors has resolved that it will schedule and/or provide opportunities during at least two meetings per year in which the independent directors will meet without the presence of Mr. Lutnick.
Annual Meetings
The Board of Directors has not adopted any specific policy with respect to the attendance of directors at the Annual Meetings of Stockholders of the Company. At the 2019 Annual Meeting of Stockholders, held on September 24, 2019, all of the Company’s directors were in attendance.
Communications with Our Board of Directors
Stockholders may contact any member of our Board of Directors, including to recommend a candidate for director, by addressing their correspondence to the director, c/o Newmark Group, Inc., 125 Park Avenue, New York, NY 10017, Attention: Corporate Secretary. Our Corporate Secretary will forward all such correspondence to the named director.
The Board’s Role in Risk Oversight
Risk oversight is an integral part of Board of Directors and Committee deliberations throughout the year. The Audit Committee oversees the management of our enterprise risk management program, and it annually reviews an assessment prepared by management of the critical risks facing us, their relative magnitude and management’s actions to mitigate these risks.
Our management has implemented an enterprise risk management program to enhance our existing processes through an integrated effort to identify, evaluate and manage risks that may affect our ability to execute our corporate strategy and fulfill our business objectives. The activities of the enterprise risk management program entail the identification, prioritization and assessment of a broad range of risks (e.g., strategic, operational, cybersecurity, financial, legal/regulatory, reputational and market) and the formulation of plans to mitigate their effects.
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
Non-executive
 brokers, managers and other professionals are generally compensated based upon production or commissions, which may involve committing to certain transactions. These transactions may expose the Company to risks by individual employees, who are motivated to increase production. While we have in place management oversight and risk management policies, there is an inevitable conflict of interest between our compensation structure and certain brokerage, transactional, or similar risks on a portion of our businesses.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2019 and 2020 through the date hereof, the Company believes that all reports were filed on a timely basis with respect to transactions in 2019 and 2020 through the date hereof.
CODE OF ETHICS AND WHISTLEBLOWER PROCEDURES
Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The Code of Business Conduct and Ethics is publicly available on our website at
http://www.ngkf.com/home/esg/governance.aspx
under the heading “Code of Business Conduct & Ethics.” Information available on our website is not incorporated herein by reference. If we amend or grant any waiver from a provision of our Code of Business Conduct and Ethics that applies to our executive officers, we intend to publicly disclose such amendment or waiver by posting information about such amendment or waiver on our website.
In accordance with the requirements of the Sarbanes-Oxley Act, the Audit Committee has established procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The Chief Legal Officer and the Corporate Secretary, and his, her or their designees and the Chairman of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures.
ITEM 11.	EXECUTIVE COMPENSATION
Introduction
Restructuring of the Company
On December 19, 2017, the Company, which had previously been a wholly owned subsidiary of BGC Partners, completed its IPO. Through the following series of transactions prior to and following the completion of the separation (as defined below) and the IPO, Newmark became a separate publicly traded company. Prior to the closing of the IPO, on December 13, 2017, BGC Partners, BGC Holdings, BGC U.S. OpCo, the Company, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered into the separation and distribution agreement (as amended on November 8, 2018 and amended and restated on November 23, 2018, the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark group (defined below), the “BGC group”) transferred to the Company, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark group”) the assets and liabilities of the BGC group relating to BGC’s Real Estate Services business (such series of transactions that resulted in the transfer are herein referred to as the “separation”). For more information on our IPO and transactions and agreements related to the separation and the IPO, see “Certain Relationships and Related Transactions, and Director Independence—Separation, Initial Public Offering, and
Spin-Off.”
On November 30, 2018 (the “Distribution Date”), BGC Partners completed its previously announced pro-rata
distribution (the
“Spin-Off”)
to its stockholders of all of the shares of our common stock owned by BGC Partners as of immediately prior to the effective time of the
Spin-Off.
 Following the
Spin-Off,
BGC Partners ceased to be our controlling stockholder, and BGC Partners and its subsidiaries no longer held any shares of our common stock or other equity interests in us or our subsidiaries. For more information on the
Spin-Off,
see “Certain Relationships and Related Transactions, and Director Independence—Separation, Initial Public Offering, and
Spin-Off—the
Spin-Off.”
Effect of Our Restructuring on Compensation
Prior to our IPO, we did not have a Board of Directors or a Compensation Committee. As such, compensation decisions prior to December 2017 were made by the BGC board of directors and the BGC Compensation Committee, in the case of Mr. Lutnick, who is also an executive officer of BGC, and in the case of Messrs. Gosin and Rispoli and James R. Ficarro, a former executive officer who resigned in November 2018, compensation decisions were made by Mr. Lutnick. In March 2018, our executive compensation program was designed and implemented by the Compensation Committee of our Board of Directors and is described below. For 2018 and 2019, year-end
compensation for each of our executive officers, including compensation awarded under our Participation Plan, Equity Plan and Incentive Plan (collectively, the “Newmark Compensation Plans”), was determined by our Compensation Committee.

In connection with the separation, interests in Newmark Holdings were distributed to holders of interests in BGC Holdings in proportion to such interests of BGC Holdings held by such holders immediately prior to the separation. Due to such distribution, any BGC Holdings-related interest or unit that existed as of December 13, 2017 also included 0.454545 of a Newmark Holdings-related interest or unit, as applicable, and any redemption or exchange of a BGC Holdings-related interest or unit prior to the
Spin-Off
must also have included the redemption or exchange of the associated ratable portion of a Newmark Holdings-related interest or unit. This 0.454545 figure was based on what the distribution ratio would have been had the
Spin-Off
occurred immediately following the Newmark IPO.
As a result of the separation, and due to the fact that (i) certain BGC awards granted pursuant to the BGC compensation plans prior to the separation became, upon the separation, awards of interests in both BGC Holdings and Newmark Holdings, when we refer generally to partnership units that may be awarded as part of compensation (i.e., NPSUs, PSUs, PPSUs, LPUs and PLPUs), we are referring to such units as may be awarded under both the BGC compensation plans and the Newmark Compensation Plans, and when we refer to specific awards, we are referring to awards under the Newmark Compensation Plans, unless otherwise indicated.
COMPENSATION DISCUSSION AND ANALYSIS
Background
Our principal executive officer for 2019 was our Chairman, Howard W. Lutnick. Our other three most highly compensated executive officers for 2019 were Barry M. Gosin, Stephen M. Merkel and Michael J. Rispoli. As noted above, prior to our IPO, we did not have a Board of Directors or a Compensation Committee. As such, compensation decisions prior to December 2017, including decisions with respect to 2017 salaries, were made by the BGC board of directors and the BGC compensation committee, in the case of Mr. Lutnick, who is also an executive officer of BGC, and in the case of Messrs. Gosin, James R. Ficarro (our former Chief Operating Officer) and Rispoli, compensation decisions were made by Mr. Lutnick. However, 2017 year-end
compensation was determined and approved by our Compensation Committee in early 2018. For 2018 and 2019, executive compensation was determined and approved by our Compensation Committee for all executive officers. Mr. Merkel’s compensation is not included for 2018 because he became an executive officer in January 2019.
For 2018 and 2019, after the separation, the compensation determined and approved by our Compensation Committee for Newmark matters for Messrs. Lutnick, Gosin, Rispoli, Ficarro (for 2018) and Merkel (for 2019) is reflected in full below. In each case compensation includes salary, other cash compensation and non-cash
compensation. In 2017, Messrs. Lutnick and Ficarro received compensation for their services to our business and to other businesses of BGC Partners and its affiliates. Mr. Lutnick spent approximately 50% of the time he dedicated to BGC on matters relating to the Company (referred to herein as “Newmark matters”), Messrs. Gosin and Rispoli spent 100% of their full business time on Newmark matters, and Mr. Ficarro spent approximately 90% of his full business time on Newmark matters in 2017 and through November 2018. Given the proportion of time Messrs. Lutnick and Ficarro dedicated to Newmark matters prior to the separation, for purposes of this item, including the compensation discussion and analysis, Mr. Lutnick’s compensation represented approximately 50% of the compensation he received from BGC and Mr. Ficarro’s compensation represented approximately 90% of his total compensation he received from BGC for their 2017 year-end
compensation, and approximately 95% through November 2018. The compensation of Messrs. Gosin and Rispoli is reflected in full below, as each of them dedicated the majority of his time to Newmark matters. Our financial statements for 2017 reflect each executive’s compensation in a manner consistent with the allocation historically made by BGC Partners, which has resulted in generally the reflection of: (i) for Mr. Lutnick, 50% of his compensation paid by BGC Partners; (ii) for Messrs. Gosin and Rispoli, 100% of their compensation; and (iii) for Mr. Ficarro, 90% of his compensation.
The following compensation discussion and analysis describes the material elements of our executive compensation program for 2019, including aspects of our executive compensation program which were designed and implemented by the Compensation Committee of our Board of Directors in December 2019 and March 2020, at which time 2019 year-end
compensation decisions with respect to each of our executive officers were reviewed and approved. References below to Compensation Committee decisions in 2017 made prior to our IPO refer to decisions made by the BGC compensation committee, whereas references below to Compensation Committee decisions made after the completion of our IPO, refer to decisions made by our Compensation Committee.
Compensation Philosophy
Our executive compensation program, which is under the direction and control of our Compensation Committee, is designed to integrate compensation with the achievement of our short- and long-term business objectives and to assist it in attracting, motivating and retaining the highest quality executive officers and rewarding them for superior performance. Different components of our executive compensation program are geared to short- and longer-term performance, with the goal of increasing stockholder value over the long-term.

We believe that the compensation of our executive officers should reflect their success in attaining key corporate objectives, such as growth or maintenance of market position, success in attracting and retaining qualified brokers and other professionals, increasing or maintaining revenues and/or profitability, developing new products and marketplaces, completing acquisitions, dispositions, restructurings, and other value-enhancing transactions and integrating any such transactions, as applicable, meeting established goals for operating earnings, earnings per share and increasing the total return for stockholders, including stock price and/or dividend increases, and maintaining and developing customer relationships and long-term competitive advantage. Such objectives may also include ability to respond to extraordinary events and manage the business under changing health, environmental, microeconomic and financial circumstances.
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
Our policy is generally that the compensation of our executive officers should not be based on the short-term performance of our Class A common stock, whether favorable or unfavorable, since we believe that the price of our Class A common stock will, in the long-term, reflect our overall performance and, ultimately, our management by our executives. Long-term stock performance is reflected in executive compensation through the grant of various equity and partnership awards as described below.
Our Compensation Committee is aware that certain of our executive officers, including Messrs. Lutnick and Merkel, also receive compensation from our affiliates, including Cantor and BGC Partners, for services rendered to each of them, but it generally does not specifically review the nature or amount of such compensation. Messrs. Lutnick’s and Merkel’s overall compensation from BGC Partners is reviewed and approved by the compensation committee of the BGC Partners board of directors and not by our Compensation Committee.
None of our executive officers has received any compensation for serving on our Board of Directors or on the board of directors of BGC Partners.
Overview of Compensation and Processes
For 2019, executive compensation was composed of the following principal components: (i) a base salary, which is designed to retain talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award that is intended to tie financial rewards to the achievement of the Company’s short- or longer-term performance objectives; and (iii) an incentive program that is designed to promote the achievement of short- and long-term performance goals and to align the long-term interests of executive officers with those of stockholders through the grant of awards. In all cases, performance objectives and goals relate to the performance of our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.
From time to time, we may also restructure the existing partnership, equity and compensation arrangements of our executive officers as described below. We may also adopt various policies related to or in addition to such restructurings, including with respect to the grant of exchange rights, other monetization of awards, and the acceleration of the lapse of restrictions on restricted stock.
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
From time to time, the Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2019, Korn Ferry (which we refer to as the “Advisor”) advised the Committee. The Committee retained the Advisor to provide surveys and other information with respect to pay practices and compensation levels at the Company’s peer group and other companies, and the Committee discussed with the Advisor all compensation arrangements for 2019. While the Committee does take into consideration such peer data, the Committee does not attempt to benchmark executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis. The Committee considered whether the Advisor had any conflicts of interest in advising the Committee. The Committee considered whether the Advisor had been providing services of any other nature to the Company; the amount of fees received from the Company by the Advisor; the policies and procedures adopted by the Advisor that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by the Advisor who worked on Company matters and any member of the Committee; whether any business or personal relationship existed between such consultants and any of our executive officers; and whether the Advisor or such consultants hold any of our Class A common stock. The Advisor also provides services to the compensation committee of the board of directors of BGC Partners from time to time. Upon evaluating such considerations, the Committee found no conflicts of interest in the Advisor advising the Committee.
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
At or around the
year-end
Compensation Committee meetings, our Chairman, Mr. Lutnick, makes compensation recommendations to the Committee with respect to the other executive officers. Such executive officers are not present at the time of these deliberations. With respect to its determination of the Chairman’s compensation, the Committee shall consider such information received from the Chairman as it deems necessary or appropriate. The Committee deliberates separately in executive sessions with the Advisor as to all executive officers other than Mr. Lutnick in the presence of Mr. Lutnick, and separately in executive sessions with the Adviser as to all executive officers, including Mr. Lutnick. The Committee may accept or adjust Mr. Lutnick’s recommendations and makes the sole determination of the compensation of all of our executive officers. The Committee reviews and evaluates, at least annually, the performance and leadership of Mr. Lutnick as Chairman. Based upon the results of this evaluation, and input from the Advisor, the Committee reviews and approves Mr. Lutnick’s compensation.
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
In designing and implementing our executive compensation program, our Compensation Committee considers our operating and financial objectives, including our risk profile, and the effect that our executive compensation decisions will have on encouraging our executive officers to take an appropriate level of business, operational and market risk consistent with our overall goal of enhancing long-term stockholder value. In particular, the Committee considers those risks identified in our risk factors and the known trends and uncertainties identified in our management discussion and analysis, and considers how our executive compensation program serves to achieve its operating, financial and other strategic objectives while at the same time mitigating any incentives for executive officers to engage in excessive risk-taking to achieve short-term results that may not be sustainable in the long-term.

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
Discretionary and Retentive Partnership Opportunities
To incentivize executive officers and hold them accountable to stockholders, our Compensation Committee uses a variety of highly retentive partnership units under the Participation Plan. These partnership awards are granted as a tax-efficient,
strongly retentive, and risk-appropriate means to align the interests of the executive officers with those of our long-term stockholders. For executive officers, these grants may include NPSUs, along with PSUs and PPSUs, and the Committee believes that the features of the units, coupled with the discretion of the Committee to grant the right of partnership distributions, exchangeability into shares of Class A common stock of Newmark, and various liquidity opportunities, create a best-in-class
form of incentive award for our executives. Until such units are made exchangeable into a share of Class A common stock or exchanged for cash or, in some cases, made exchangeable into another partnership unit with a capital account such as a HDU, at the discretion of the Committee, these units are generally forfeitable for any reason, subject to certain exceptions. We believe this incentivizes performance. These partnership units may be redeemed for zero by the Committee at its discretion. The Committee generally does not grant options and equity-based awards such as RSUs to executives and emphasizes instead these flexible and retentive limited partnership units. In the Committee’s view, NPSUs, along with PSUs/PPSUs and HDUs provide the most appropriate long-term incentives to executive officers, especially when coupled with performance-based grants of exchange rights and cash settlement awards. Certain of our executive officers have previously received BGC Holdings NPSUs and have received Newmark Holdings NPSUs in connection with the separation.
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
From time to time, our Compensation Committee may choose to replace a NPSU with a non-exchangeable
PSU or HDU. A
non-exchangeable
PSU may also be replaced with a
non-exchangeable
HDU. A non-exchangeable PSU that has been granted the right to convert into a non-exchangeable HDU is referred to as a “PSU-H,” and a non-exchangeable PPSU that has been granted the right to be converted into cash upon conversion of the underlying PSU-H into an HDU is referred to as a “PPSU-H.” PSUs participate in quarterly partnership distributions, but otherwise generally have no value for accounting purposes and are not exchangeable into shares of Class A common stock until such exchange rights are granted by the Committee. HDUs have a stated capital account and are valued based upon such capital account which is initially based on the closing trading price of Class A common stock at the time the HDU is issued. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock unless such exchange rights are granted by the Committee.
Executive officers may also receive PPSUs. These units are preferred limited partnership units that may be awarded to holders of, or contemporaneously with, the grant of PSUs. PPSUs are entitled to a preferred distribution of net profits of Newmark Holdings and/or BGC Holdings, as applicable, but otherwise are not entitled to participate in quarterly distributions. PPSUs cannot be made exchangeable into shares of Class A common stock, can only be exchanged for cash, at the determination price on the date of grant, in connection with an exchange of the related PSUs or HDUs, and therefore are not included in our fully diluted share count. PPSUs are expected to provide a mechanism for issuing fewer aggregate share equivalents than traditionally issued in connection with our compensation and to have a lesser overall impact on our fully diluted share count. The ratio of the grant of PPSUs to traditional units (e.g., PSUs) is expected to approximate the compensatory tax rate applicable in the relevant country jurisdiction of the partner recipient. The determination price used to exchange PPSUs for cash is determined by the Compensation Committee on the date the grant of such unit and is based on a closing trading price of Class A common stock identified by the Committee on such date.
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
and discretionary manner.

Until
non-exchangeable
units are made exchangeable into a share of Class A common stock or exchanged for cash at the discretion of the Committee, they are generally forfeitable for any reason, subject to certain exceptions. We believe this incentivizes performance.
Our executive officers have much of their personal net worth in a combination of our equity-based awards and non-exchangeable
and exchangeable limited partnership units. Messrs. Lutnick, Gosin, Merkel and Rispoli hold limited partnership units in Newmark Holdings. Mr. Lutnick holds additional partnership interests in Cantor, which, through its and CFGM’s ownership of shares of our Class B common stock, owns 57.7% of the total voting power of the outstanding Newmark common stock as of December 31, 2019. Mr. Merkel also holds additional partnership interests in Cantor.
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
Section 162(m) of the U.S. Internal Revenue Code of 1986, which we refer to as the “Code,” eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1,000,000. We do not currently expect that decisions relating to compensation will be significantly impacted by Section 162(m) matters on a going forward basis. The Committee retains negative discretion to reduce or withhold performance-based compensation to our executive officers, including after taking into consideration changing business conditions or the executive officer’s individual performance.
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
We generally establish base pay at levels comparable to our peer group and other companies which employ similarly skilled personnel, including CBRE Group, Inc., Colliers International Group, Inc., Cushman & Wakefield plc, FirstService Corporation, Jones Lang LaSalle Inc., Marcus & Millichap Inc., Realogy Holdings Corp., Redfin Corp., RE/MAX Holdings, Inc., Savills plc and Zillow Group, Inc. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we generally do not expect to engage in benchmarking.
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
Base Salaries for 2020 and Voluntary Executive Base Salary Reductions
Base salary and similar cash payment rates for 2020 were established in March 2020 by our Compensation Committee with respect to each of our executive officers, based on their continuing qualifications, experience and responsibilities. The base rate for 2020 was continued at $1,000,000 for Messrs. Lutnick and Gosin. The base rate for Mr. Rispoli for 2020 was increased to $700,000, effective as of March 2, 2020.
The base rate for Mr. Merkel for 2020 was continued at $500,000. On April 27, 2020, in response to the continuing macroeconomic impact of the COVID-19 pandemic, our executive officers volunteered to reduce their annual base salaries by 50% for Messrs. Lutnick and Gosin and 15% by Messrs. Merkel and Rispoli. These reductions are effective immediately and will remain in place until December 31, 2020. Our Compensation Committee agreed to these changes.
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
Incentive Plan Bonus Goals for 2019
In the first quarter of 2019, our Compensation Committee determined that Messrs. Lutnick, Gosin, Rispoli and Merkel, our executive officers for 2019, would be participating executives for 2019 in our Incentive Plan.
For 2019, our Compensation Committee used the same performance criteria for all the executive officers and set individual bonus opportunities for 2019 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieved operating profits or adjusted earnings annually for 2019, as calculated on substantially the same basis as in the Company’s 2018 year-end
earnings release, or (ii) the Company achieved improvement or percentage growth in gross revenue or total transaction volumes for any product annually for 2019 as compared annually to 2018 over any of its peer group members or industry measures, as reported in the Company’s 2019 earnings release, in each case calculated on substantially the same basis as in the Company’s 2018 earnings release, and compared to the most recently available peer group information or industry measures, (each of which we refer to as a “Performance Goal”) in each case subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin-offs or any other extraordinary corporate transactions in accordance with the Bonus Plan, the Incentive Plan and the Participation Plan, as applicable.
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
Incentive Plan Bonuses and Other Bonuses Awarded for 2019
On March 2, 2020, having determined that the Performance Goals established in the first quarter of 2019 had been met for 2019, our Compensation Committee made awards, effective as of April 1, 2020, to the participating executive officers for 2019 under our Incentive Plan. The awards were granted using a stock price of $10.11 on such award date, and adjusted by the then current 0.9461 exchange ratio, and provided a combination of short and long-term incentives that align the Company’s financial performance with its executive compensation. In addition to short-term cash compensation awarded to certain executives, the Committee awarded significant portions of its 2019 compensation to all executives in the form of long-term partnership units. These units are eligible for partnership distributions, if any, in the current period, which are tied to the Company’s current and future earnings and may rise and fall with the Company’s results and market conditions in a given period. The units awards, however, are issued as non-exchangeable
and the
non-preferred
unit awards may be made exchangeable into the Company’s common stock at a future time at the Committee’s discretion, thus incentivizing future performance by aligning it with the Company’s stock price. The Committee considered the impact of the Company’s earnings and stock performance when making these awards for 2019. Deterioration of either of these measures during 2020 or beyond may materially impact the value of current and previous partnership awards, thus aligning the interests of the executives with those of our stockholders. This alignment is more important than ever in the face of volatile markets and the current unprecedented business climate in the wake of the
COVID-19
pandemic. Further, all of such 2019 partnership awards are forfeitable in the event that an executive was to leave the Company and compete or otherwise violate applicable partnership obligations. These components are more important than ever in unpredictable times.
•	Mr. Lutnick’s 2019 aggregate bonus of $4,500,000 was paid $2,000,000 in current cash compensation and $2,500,000 in a long-term partnership award represented by 130,685 non-exchangeable
Newmark Holdings PSUs and 130,685
non-exchangeable
Newmark Holdings PPSUs. The bonus for Mr. Lutnick was the same as the prior year’s bonus at the time of its award in March. As of April 27, 2020, the aggregate value of such bonus was $3,726,029 as calculated for such PSUs using the closing stock price of $3.85 on such date and adjusted by the current 0.9461 exchange ratio, which is an approximate 17.2% decrease from the prior year using this current price for the PSUs. Our Compensation Committee considered the Company’s financial performance at the time of the award and for the prior period in making Mr. Lutnick’s short term award and the development of strategic and retentive partnership and equity structures in determining his long-term 2019 partnership award for the period.
•	Mr. Gosin’s aggregate bonus of $10,500,000 for 2019 was paid $1,000,000 in current cash compensation and $9,500,000 in a long-term incentive partnership award represented by 496,602 non-exchangeable
Newmark Holdings PSUs and 496,602
non-exchangeable
Newmark Holdings PPSUs. The bonus for Mr. Gosin represented a $604,893, or approximate 6.1%, increase from the prior year in light of his overall efforts during 2019 in growing our business through acquisitions and hiring producing brokers. These long-term awards represent an incentive which aligns Mr. Gosin’s compensation with the Company’s performance and earnings and are critical for the present market. As of April 27, 2020, the aggregate value of Mr. Gosin’s 2019 bonus was $7,558,899, as calculated for such PSUs using the closing stock price of $3.85 on such date and adjusted for the current 0.9461 exchange ratio, which is an approximate 23.6% decrease from the prior year using this current price.
•	Mr. Rispoli’s aggregate bonus of $700,000 for 2019 was paid $227,500 in current cash compensation and $472,500 in a long-term partnership award represented by 24,699 non-exchangeable
Newmark Holdings PSUs and 24,699
non-exchangeable
Newmark Holdings PPSUs. These units were granted by the Committee to continue to incentivize Mr. Rispoli in his efforts with respect to the Company’s overall finances and increased operational responsibilities. The bonus for Mr. Rispoli represented a $100,000, or approximately 16.7%, increase from the prior year as a result of these efforts and continues to align his performance with the Company’s controls and earnings and stock performance during 2020 and in future periods. As of April 27, 2020, the aggregate value of such bonus was $553,713 as calculated for such PSUs using the closing stock price of $3.85 on such date and adjusted for the current 0.9461 exchange ratio, which is an approximately 7.7% decrease from the prior year using this current price.
•	Mr. Merkel’s 2019 bonus of $875,000 was paid solely in a long-term partnership award represented by 45,740 non-exchangeable
Newmark Holdings PSUs and 45,740
non-exchangeable
Newmark Holdings PPSUs, reflecting Mr. Merkel’s overall leadership and advice on complex business and legal matters in connection with certain transactions and other projects. The bonus for Mr. Merkel was the same as the prior year at the time of grant. As of April 27, 2020, the aggregate value of such bonus was $604,114 as calculated for such PSUs using the closing stock price of $3.85 on such date and adjusted for the current 0.9461 exchange ratio, which is an approximately 31.0% decrease from the prior year using this current price.
In making its bonus determinations for 2019, our Compensation Committee considered at that time the pay practices of our peer group and other companies, including a compensation survey prepared by, and advice from, the Advisor. In particular, it also considered our earnings performance, significant transactions, integration of acquired businesses, individual contributions toward achievement of strategic goals and overall financial and operating results, including strong growth in earnings and overall results for the period which were considered at the time of their deliberations. These awards were also expected to incentivize our executive officers with respect to future performance and encourage ongoing contributions to our businesses.
Compensation for Mr. Gosin is generally determined in accordance with the employment agreement, as amended from time to time, which he entered into in connection with our IPO, effective as of December 1, 2017 (the “Gosin Employment Agreement”).

Mr. Gosin received commissions in 2018 in the amount of $104,893 payable in connection with brokerage transactions. This amount was paid in the form of $10,486 in cash and 6,482 non-exchangeable
Newmark Holdings PSUs.
Incentive Plan Bonus Goals for 2020
In the first quarter of 2020, the Compensation Committee determined that Messrs. Lutnick, Gosin, Merkel and Rispoli, our current executive officers, would be participating executives for 2020 in the Incentive Plan. For 2020, the Committee established performance criteria for all executive officers and set a bonus for 2020 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieves operating profits or adjusted earnings annually for 2020, as calculated on substantially the same basis as in the Company’s 2019 year-end
earnings release, or (ii) the Company achieves improvement or percentage growth in gross revenue or total transaction volumes for any product annually for 2020 as compared to 2019 over any of our peer group members or industry measures, as reported in its 2020 earnings release, in each case calculated on substantially the same basis as in its 2019 earnings release, and compared to the most recently available peer group information or industry measures, in each case, subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin-offs or any other extraordinary corporate transactions in accordance with the Incentive Plan, Equity Plan and the Participation Plan, as applicable. As each of the Company’s executive officers also provides services to certain of our operating partnerships and subsidiaries, potential bonuses for 2020 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.
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
Our Compensation Committee has also established special quarterly award opportunities under our Equity Plan for the grant of exchange rights and/or cash settlement awards under the Equity Plan relating to outstanding non-exchangeable
limited partnership units awarded under the Participation Plan. The Committee established specified performance goals for the quarter similar to the annual opportunities under the Incentive Plan. In each case, such quarterly award opportunities are subject to the Committee’s determination of whether such goals have been met and the Committee’s exercise of negative discretion. Although the quarterly performance goals were met with respect to all four quarters of 2019, the Committee elected not to grant any quarterly awards or exchange rights under our Equity Plan.
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
2015 Year-End Compensation
. On February 24, 2016, in connection with the 2015
year-end
compensation process, the BGC compensation committee granted 750,000 BGC Holdings NPSUs to Mr. Lutnick. Replacement of BGC Holdings NPSUs with
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
As of April 1, 2020, Mr. Lutnick had no BGC Holdings NPSUs outstanding attributable to his Newmark compensation.
Replacement and Exchange Right Grants
From time to time, the Compensation Committee generally approves monetization of previously issued and outstanding units and shares in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration the retentive impact of the remaining units held by the executives. The 2019 monetizations are described below were approved by the Compensation Committee in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration the retentive impact of the remaining units held by the executives. The February modifications generally reduced the cash paid, were less dilutive and considered by the Compensation Committees to be retentive.
Mr. Lutnick
On December 19, 2019, the Compensation Committee approved the right to (i) convert 552,483 non-exchangeable
Newmark Holdings PSUs held by Mr. Lutnick into 515,577 HDUs using the exchange ratio of 0.9332 (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $7,017,000); and (ii) exchange for cash 602,463 Newmark Holdings non-exchangeable
PPSUs held by Mr. Lutnick (which had an average determination price of $13.25 per unit) for a payment of $7,983,000 for taxes when (i) is exchanged. To date, Mr. Lutnick has not exercised this right to exchange, no cash has been given to Mr. Lutnick and he has not sold any shares in connection with these rights. PPSUs are not included in our fully-diluted share count.
Mr. Gosin
On December 19, 2019, the Compensation Committee approved the right to (i) convert 443,872 non-exchangeable
Newmark Holdings PSUs held by Mr. Gosin into 414,221 HDUs using the exchange ratio of 0.9332 (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $5,637,548); and (ii) exchange for cash 539,080 Newmark Holdings non-exchangeable
PPSUs held by Mr. Gosin (which had an average determination price of $9.947 per unit) for a payment upon such exchange of $5,362,452 for taxes when (i) is exchanged.
Mr. Rispoli
On December 19, 2019, the Compensation Committee approved the right to (i) convert 5,846 non-exchangeable
Newmark Holdings PSUs held by Mr. Rispoli into 5,456 HDUs using the exchange ratio of 0.9332 (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $74,250); and (ii) exchange for cash 4,917 Newmark Holdings non-exchangeable
PPSUs held by Mr. Rispoli (which had an average determination price of $12.355 per unit) for a payment of $60,750 for taxes when (i) is exchanged.

Mr. Merkel
On February 22, 2019 the BGC Compensation Committee approved (i) the redemption of 90,000 BGC Holdings PPSUs at the Determination Price of $6.26 per PPSU and redemption of 110,000 BGC Holdings PSUs for zero; (ii) issuance of 93,560 shares of BGC Class A Common Stock at $6.26 per share, which is less applicable taxes and withholdings; (iii) the redemption of 40,909 Newmark Holdings PPSUs at the Determination Price of $10.70 per PPSU and redemption of 50,000 Newmark Holdings PSUs for zero; and (iv) issuance of 42,864 shares of Newmark Class A Common Stock at $10.26 per share, which is less applicable taxes and withholdings. The aggregate value of $2,192,108 was allocated 50% to BGC and 50% to Newmark based on the allocation methodology for Mr. Merkel.
On December 19, 2019, the Compensation Committee approved the cancellation of 145,464 non-exchangeable
Newmark Holdings PSUs held by Mr. Merkel, and the cancellation of 178,179 non-exchangeable
PPSUs (which had an average determination price of $10.61 per unit). Additionally, on December 19, 2019, Mr. Merkel exchanged 4,222 already exchangeable Newmark Holdings PSUs held by him in exchange for 3,940 shares of Class A common stock. These transactions resulted in Mr. Merkel being issued a total of 132,429 shares of Class A common stock. On that same day, the Company purchased Mr. Merkel’s 132,429 shares issued pursuant to the above on the closing price on the date of approval, which was $13.61, for total net proceeds of approximately $1,802,359.
2017 Newmark Awards
Our Compensation Committee did not make any awards of NPSUs to our executive officers in 2017.
2019 Newmark NPSU Awards
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
non-exchangeable
PSUs in replacement of 125,000 of the above NPSUs, provided that (i) the Company, inclusive of its affiliates, earns, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of PSUs is to be granted and (ii) except in the event of death prior to the applicable grant date, Mr. Lutnick remains an employee of the Company or an affiliate thereof and has at all times remained in compliance with the Newmark Holdings Limited Partnership Agreement. Pursuant to this grant, on April 1, 2020 the Company granted Mr. Lutnick an aggregate award of 125,000 non-exchangeable
PSUs in replacement of 125,000 NPSUs.

•	Replacement of NPPSUs with PPSUs: On or about each April 1 of 2020, 2021, 2022, and 2023, the Company shall grant Mr. Lutnick an aggregate award of 125,000 non-exchangeable
PPSUs in replacement of 125,000 of the above NPPSUs (which, upon replacement, shall be cancelled and no longer exist), provided that (i) the Company, inclusive of its affiliates, earns, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of PPSUs is to be granted and (ii) except in the event of death prior to the applicable grant date, Mr. Lutnick remains an employee of the Company or an affiliate thereof and has at all times remained in compliance with the Newmark Holdings Limited Partnership Agreement. Pursuant to this grant, on April 1, 2020 the Company granted Mr. Lutnick an aggregate award of 125,000 non-exchangeable
PPSUs in replacement of 125,000 NPPSUs.

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
On December 19, 2019, under the Newmark standing policy, the Compensation Committee granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick. Mr. Lutnick elected to waive such rights one-time
with such future opportunities to be cumulative. The number of Mr. Lutnick’s units for which he waived exchange rights or other monetization rights is 2,635,462 non-exchangeable
Newmark Holdings PSUs, inclusive of the PSUs receiving an HDU conversion right and all of Mr. Lutnick’s remaining 933,819 non-exchangeable
Newmark Holdings PPSUs with an aggregate determination amount of $13,248,788 at that time, inclusive of the PPSUs receiving an HDU conversion right.
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
Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties as an executive officer. In 2019, such personal benefits had an aggregate incremental cost of approximately $118,653.
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
Nonqualified Deferred Compensation
We do not provide any nonqualified deferred compensation plans to its employees, although we may consider such benefits in the future.

EXECUTIVE COMPENSATION
Summary Compensation Table

(a) Name and Principal Position	(b) Year (1)		(c) Salary ($)		(d) Bonus ($) (3)	(e) Stock Awards (Long Term Incentive Awards from 2014, 2015 and 2016) ($)		(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($) (9)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)		(j) Total ($)
Howard W. Lutnick,	2019	(1)	1,000,000		—	—	(4)	—	4,500,000	—	—		5,500,000
Chairman	2018	(1)(2)	1,000,000		—	7,529,510	(4)	—	4,500,000	—	—		13,029,510
	2017	(1)(2)	500,000		7,000,000	—	(4)	—	—	—	—		7,500,000

Barry M. Gosin,	2019		1,000,000		—	—	(5)	—	10,500,000	—	118,653	(12)	11,618,653
Chief Executive Officer	2018	(2)	1,000,000		—	—	(5)	—	9,895,107	—	229,291	(11)(12)	11,124,398
	2017	(2)	1,000,000	(10)	—	—	(5)	—	—	—	617,014	(11)(12)	1,617,014

Michael J. Rispoli,	2019		625,000	(2)	—	—	(6)	—	700,000		—		1,325,000
Chief Financial Officer	2018	(2)	500,000		—	—	(6)	—	600,000	—	—		1,100,000
	2017	(2)	415,000		485,000	—	(6)	—	—	—	—		900,000

Stephen M. Merkel, Chief Legal Officer	2019	(2)	500,000		—	2,072,278	(4)(8)	—	875,000	—	—		3,447,278

James R. Ficarro,	2019		—		—	—	(7)	—	—	—	—		—
Former Chief Operating Officer (13)	2018	(2)	572,884		—	—	(7)	—	—	—	—		572,884
	2017	(2)	540,000		675,000	—	(7)	—	—	—	—		1,215,000

(1)	The awards for 2019 set forth in column (g) were made on March 2, 2020, based upon the March 2, 2020 closing stock price of $10.11 per share and adjusted by the exchange ratio of 0.9461, resulting in $9.565 per unit. On April 27, 2020, the stock price was $3.85 and the exchange ratio was 0.9461, which would have resulted in $3.6425 per unit. The table does not include matters for 2017, 2018 and 2019 described above under “Compensation Discussion and Analysis—NPSU Grants and Related Replacement and Exchange Right Grants—Previous BGC Partners Grants Attributable to Newmark” and “Compensation Discussion and Analysis—Replacement and Exchange Right Grants” because the shares granted were fewer than the number of limited partnership units redeemed/exchanged, those units had been granted in partial payment of prior years’ bonuses at full notional value, and the partnership unit and cash payment adjustments described as part of the program were incidental adjustments required by the terms of the partnership unit agreements and the timing of the program in relation to distributions on units.

(2)	The amounts set forth in the table and corresponding footnotes reflect the total compensation awarded to Messrs. Gosin, Rispoli and Merkel for all years presented. In the case of Messrs. Lutnick and Ficarro for 2017, the amounts set forth in the table and corresponding footnotes reflect only those amounts attributable to the relevant executive’s services performed for us and exclude the amounts attributable to the relevant executives’ services performed on other matters for BGC Partners and its affiliates (other than us), and represents a percentage of the compensation allocable in respect of each executive’s approximate time spent on Newmark matters (i.e., for Mr. Lutnick, 50% of all compensation paid to him by BGC Partners and for Mr. Ficarro, 90% of all compensation for 2017).

The amount in column (c) for 2019 for Mr. Rispoli reflects a salary rate of $500,000 for the months of January and February 2019, and a salary rate of $650,000 for the months March through December 2019.
(3)	The amounts in column (d) reflect the bonus awards to our named executive officers for 2017. For 2017, Mr. Lutnick’s BGC Incentive Plan bonus was paid $1,500,000 in cash and $5,500,000 in the form of 194,284 non-exchangeable
Newmark Holdings PSUs and 158,960
non-exchangeable
Newmark Holdings PPSUs; Mr. Ficarro’s bonus was paid $675,000 in the form of 23,845 non-exchangeable
Newmark Holdings PSUs and 19,508
non-exchangeable
Newmark Holdings PPSUs; and Mr. Rispoli’s bonus was paid $485,000 in the form of 17,133 non-exchangeable
Newmark Holdings PSUs and 14,017
non-exchangeable
Newmark Holdings PPSUs. Mr. Gosin did not receive a bonus for 2017. See footnote (11) below for further information.

(4)	The 2019 amount under column (e) for Mr. Merkel represents $976,224, which is the aggregate value of: (i) the redemption of 40,909 Newmark Holdings PPSUs at the Determination Price of $8.34 per PPSU (totaling $341,181) and redemption of 50,000 Newmark Holdings PSUs for zero and (ii) issuance of 46,660 shares of Newmark Class A Common Stock at $13.61 per share (totaling $635,043), as part of a larger redemption and shares issuance exercise approved by the Newmark Compensation Committee for Mr. Merkel on December 19, 2019. Such redeemed PSUs and PPSUs were originally issued in 2019 in connection with the issuance of underlying BGC Holdings, L.P. PSUs and PPSUs pursuant to the prior approval of the BGC Compensation Committee in 2016. In addition, the 2019 amount under column (e) for Mr. Merkel represents $1,096,054, which represents 50% of $2,192,108, which is Newmark’s allocation of (i) the redemption of 90,000 BGC Holdings PPSUs at the Determination Price of $6.26 per PPSU and redemption of 110,000 BGC Holdings PSUs for zero; (ii) issuance of 93,560 shares of BGC Class A Common Stock at $6.26 per share, which is less applicable taxes and withholdings; (iii) the redemption of 40,909 Newmark Holdings PPSUs at the Determination Price of $10.70 per PPSU and redemption of 50,000 Newmark Holdings PSUs for zero; and (iv) issuance of 42,864 shares of Newmark Class A Common Stock at $10.26 per share, which is less applicable taxes and withholdings, as approved by the BGC Compensation Committee for Mr. Merkel on February 22, 2019. The foregoing amount of $2,192,108 was allocated 50% to BGC and 50% to Newmark based on the allocation methodology for Mr. Merkel. Such redeemed BGC Holdings PSUs and PPSUs were originally issued in 2018 pursuant to the prior approval of the BGC Compensation Committee in 2016, and such redeemed Newmark Holdings PSUs and PPSUs were originally issued in 2018 in connection with the issuance of such BGC Holdings PSUs and PPSUs.

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
In addition, Mr. Lutnick was granted the right to exchange 956,531 nonexchangeable BGC Holdings PSUs into 956,531 non-exchangeable
partnership units with a capital account (HDUs) (which, based on the closing price of the BGC Class A common stock of $6.20 per share on the date such right was granted, had a value of $5,930,492) and the right to exchange for cash 221,583 BGC Holdings nonexchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $6.95 per unit) for a payment of $1,540,002 for taxes when the foregoing PPSUs are exchanged. These PSUs and PPSUs were issued to Mr. Lutnick at full notional value in connection with prior year-end
compensation grants under the BGC Incentive Plan. To date, Mr. Lutnick has not exercised this right to exchange and has not sold any shares in connection with these rights. PPSUs are not included in our fully-diluted share count. For Mr. Lutnick, column (e) does not include the BGC Holdings NPSUs granted to him in 2017. Of the BGC Holdings NPSUs issued to Mr. Lutnick in 2017 that are attributable to the approximate amount of time Mr. Lutnick spent on Newmark matters, 22,783 of such BGC Holdings NPSUs were previously cancelled and replaced by 22,783 BGC Holdings PSUs and 1,604 BGC Holdings PPSUs (having a determination price of $9.15). The remaining 1,149,854 BGC Holdings units (along with applicable Newmark Holdings units) which were redeemed and cancelled were BGC Holdings PSUs and PPSUs which had been issued to Mr. Lutnick at full notional value in connection with prior year-end
compensation grants under the BGC Incentive Plan.
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
In addition, on December 19, 2019, the Compensation Committee approved the right to (i) convert 552,483 non-exchangeable
Newmark Holdings PSUs held by Mr. Lutnick into 515,577 HDUs using the exchange ratio of 0.9332 (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $7,017,000); and (ii) exchange for cash 602,463 Newmark Holdings non-exchangeable
PPSUs held by Mr. Lutnick (which had an average determination price of $13.25 per unit) for a payment of $7,983,000 for taxes when (i) is exchanged. To date, Mr. Lutnick has not exercised this right to exchange, no cash has been given to Mr. Lutnick and he has not sold any shares in connection with these rights. PPSUs are not included in our fully-diluted share count. Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ bonuses at full notional value.
(5)	For Mr. Gosin, column (e) does not include any of the following units, because these units had been previously granted in partial payment of prior year-end
annual bonuses, commissions or base salary as
non-exchangeable
awards at full notional value: (i) in March 2018, 52,293 BGC Holdings APSUs, 1,146,696 BGC Holdings PSUs and 51,011 BGC Holdings PPSUs were made exchangeable. With respect to the grant of exchangeability that occurred in 2018, such grant of exchangeability also applied to the ratable portion of the Newmark Holdings interests or units held in association with such non-exchangeable
BGC Holdings APSUs, BGC Holdings PSUs and BGC Holdings PPSUs, as applicable.

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
On December 19, 2019, the Compensation Committee approved the right to (i) convert 443,872 non-exchangeable
Newmark Holdings PSUs held by Mr. Gosin into 414,221 HDUs using the exchange ratio of 0.9332 (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $5,637,548); and (ii) exchange for cash 539,080 Newmark Holdings non-exchangeable
PPSUs held by Mr. Gosin (which had an average determination price of $9.947 per unit) for a payment upon such exchange of $5,362,452 for taxes when (i) is exchanged. Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ bonuses at full notional value.
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
On December 19, 2019, the Compensation Committee approved the right to (i) convert 5,846 non-exchangeable
Newmark Holdings PSUs held by Mr. Rispoli into 5,456 HDUs using the exchange ratio of 0.9332 (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $74,250); and (ii) exchange for cash 4,917 Newmark Holdings non-exchangeable
PPSUs held by Mr. Rispoli (which had an average determination price of $12.355 per unit) for a payment of $60,750 for taxes when (i) is exchanged. Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ bonuses at full notional value.
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
non-exchangeable
BGC Holdings NPSUs and BGC Holdings NPPSUs, as applicable.
(8)	For Mr. Merkel, column (e) does not include the fair value of the cancellation on December 19, 2019 of 145,464 non-exchangeable
Newmark Holdings PSUs held by Mr. Merkel, and the cancellation of 178,179 non-exchangeable
Newmark Holdings PPSUs (which had an average determination price of $10.61 per unit) because the foregoing units had been previously granted in partial payment of prior years’ bonuses at full notional value. Additionally, on December 19, 2019, Mr. Merkel exchanged 4,222 already exchangeable Newmark Holdings PSUs, which were units distributed to him in the separation, in exchange for 3,940 shares of Class A common stock. These transactions resulted in Mr. Merkel being issued a total of 132,429 shares of Class A common stock. On that same day, the Company purchased Mr. Merkel’s 132,429 shares issued pursuant to the above on the closing price on the date of approval, which was $13.61, for total net proceeds of approximately $1,802,359.

(9)	The amounts in column (g) reflect the bonus awards to our named executive officers under our Incentive Plan. For 2019, Mr. Lutnick’s Incentive Plan bonus was paid $2,000,000 in cash and $2,500,000 in the form of 130,685 non-exchangeable
Newmark Holdings PSUs and 130,685
non-exchangeable
Newmark Holdings PPSUs; Mr. Gosin’s Incentive Plan bonus was paid $1,000,000 in cash and $9,500,000 in the form of 496,602 non-exchangeable
Newmark Holdings PSUs and 496,602
non-exchangeable
Newmark Holdings PPSUs; Mr. Rispoli’s bonus was paid $227,500 in cash and $472,500 the form of 24,699 non-exchangeable
Newmark Holdings PSUs and 24,699
non-exchangeable
Newmark Holdings PPSUs and Mr. Merkel’s bonus was paid $875,000 in the form of 45,740 non-exchangeable
Newmark Holdings PSUs and 45,740
non-exchangeable
Newmark Holdings PPSUs. 2019 awards were made on March 2, 2020, based upon the March 2, 2020 closing stock price of $10.11 per share and adjusted by the exchange ratio of 0.9461, resulting in $9.565 per unit. On April 27, 2020, the stock price was $3.85 per share and the exchange ratio was 0.9461, which would have resulted in $3.6425 per unit.

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
Newmark Holdings PPSUs; and Mr. Rispoli’s bonus was paid $190,000 in cash and $410,000 the form of 20,403 non-exchangeable
Newmark Holdings PSUs and 20,403
non-exchangeable
Newmark Holdings PPSUs. Mr. Ficarro resigned from the Company effective November 2018 and did not receive a bonus for 2018.
(10)	For 2017, Mr. Gosin’s base salary was $1,000,000 payable in cash, effective as of December 1, 2017, pursuant to the Gosin Employment Agreement.

(11)	For 2018, Mr. Gosin received commissions in the amount of $104,873 payable in connection with brokerage transactions. This amount was paid in $10,466 in cash and $94,407 in the form of 6,482
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
non-exchangeable
Newmark Holdings PSUs.
(12)	Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties. Such personal benefits had an aggregate incremental cost of approximately, $161,960 in 2017, $124,398 in 2018 and $118,653 in 2019. In addition, Mr. Gosin received full payment of his health insurance premiums which had an aggregate incremental cost of $17,952 in 2017. See “Compensation Discussion and Analysis—Perquisites” above.

(13)	Mr. Ficarro resigned from the Company effective November 2018 and was not paid a bonus for 2018.

Grants of Plan-Based Awards
The following table shows all grants of plan-based awards to the named executive officers in 2019:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Name		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
	Grant Date	Threshold ($)	Target ($)	Allowable Plan Maximum ($) (1)	Threshold (#)	Target (#)	Maximum (#)
Howard W. Lutnick	1/1/19	—	—	25,000,000	—	—	—	—	—	—	—
Barry M. Gosin	1/1/19	—	—	25,000,000	—	—	—	—	—	—	—
Michael J. Rispoli	1/1/19	—	—	25,000,000	—	—	—	—	—	—	—
Stephen M. Merkel	1/1/19	—	—	25,000,000	—	—	—	236,364	—	—	2,072,276

(1)	The amounts in column (e) reflect the maximum possible individual payment under the Newmark Incentive Plan. During 2019, there were no specific minimum and target levels under the Newmark Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Newmark Incentive Plan for 2019, and the Newmark compensation committee retained negative discretion to award less than this amount. Actual amounts paid to each named executive officer for 2019 are set forth in column (g) of the Summary Compensation Table.

(2)	The amounts in columns (i) and (l) reflect aggregate grants under the Incentive Plan for Mr. Merkel for 2019.

The fair value of $2,072,276 represents (a) $976,224, which is the aggregate value of: (i) the redemption of 40,909 Newmark Holdings PPSUs at the Determination Price of $8.34 per PPSU (totaling $341,181) and redemption of 50,000 Newmark Holdings PSUs for zero and (ii) issuance of 46,660 shares of Newmark Class A Common Stock at $13.61 per share (totaling $635,043), as part of a larger redemption and shares issuance exercise approved by the Newmark Compensation Committee for Mr. Merkel on December 19, 2019 and (b) $1,096,054, which represents 50% of $2,192,108, which is Newmark’s allocation of (i) the redemption of 90,000 BGC Holdings PPSUs at the Determination Price of $6.26 per PPSU and redemption of 110,000 BGC Holdings PSUs for zero; (ii) issuance of 93,560 shares of BGC Class A Common Stock at $6.26 per share, which is less applicable taxes and withholdings; (iii) the redemption of 40,909 Newmark Holdings PPSUs at the Determination Price of $10.70 per PPSU and redemption of 50,000 Newmark Holdings PSUs for zero; and (iv) issuance of 42,864 shares of Newmark Class A Common Stock at $10.26 per share, which is less applicable taxes and withholdings, as approved by the BGC Compensation Committee for Mr. Merkel on February 22, 2019.
Columns (i) and (l) do not include the 125,000 Newmark Holdings NPSUs or the 125,000 Newmark Holdings NPPSUs granted to Mr. Lutnick in 2020, because such units do not represent a right to acquire shares of Class A common stock and they had no grant date fair value for accounting purposes.
Outstanding Equity Awards at Fiscal Year End
None of the named executive officers held any unexercised options as of December 31, 2019. The following table shows all exchangeable units representing a right to acquire shares of our Class A common stock held by each of the named executive officers as of December 31, 2019:

	Option Awards					Grant Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options/ Exchangeable Units Exercisable/ Exchangeable (1) (#)	(c) Number of Securities Underlying Unexercised Options/ Exchangeable Units Unexercisable/ Unexchangeable (2) (#)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#) (2)	(h) Market Value of Shares or Units of Stock That Have Not Vested (2)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	1,111,933	0	—	—	—	—	—	—	—
Barry M. Gosin	2,035,806	0	—	—	—	—	—	—	—
Michael J. Rispoli	22,927	0	—	—	—	—	—	—	—
Stephen M. Merkel	0	0	—	—	—	—	—	—	—

(1)	For Mr. Lutnick, column (b) represents 473,073 exchangeable Newmark Holdings PSUs, 552,583 non-exchangeable PSU-H units, and 86,377 exchangeable Newmark Holdings SPUs held as of December 31, 2019.

For Mr. Gosin, column (b) represents 1,438,597 exchangeable Newmark Holdings PSUs, 443,872 non-exchangeable
PSU-H
units, 60,873 exchangeable Newmark Holdings SPUs and 92,464 exchangeable Newmark Holdings APSUs held as of December 31, 2019.
For Mr. Rispoli, column (b) represents 17,081 exchangeable Newmark Holdings PSUs, 5,846 non-exchangeable
PSU-H
units, and 436 exchangeable Newmark Holdings SPUs held as of December 31, 2019.
These exchangeable Newmark Holdings PSUs and Newmark Holdings APSUs were issued in connection with the Separation and Distribution Agreement and may be exchanged at any time on a 1:0.9461 basis (based on the exchange ratio as of April 14, 2020) for shares of Newmark’s Class A common stock, subject to adjustment and the terms of the Separation and Distribution Agreement. As of December 31, 2019, the closing market price of a share of Class A common stock was $13.45.
Non-exchangeable
Newmark Holdings PSUs, NPSUs or Newmark Holdings APSUs held as of December 31, 2019 that are eligible to be granted exchange rights into Newmark Class A common stock were as follows: Mr. Lutnick, 4,043,984 units; Mr. Gosin, 1,042,702 units; Mr. Rispoli, 37,581 units; and Mr. Merkel, 80,570 units. These non-exchangeable
Newmark Holdings PSUs/NPSUs/APSUs were issued in connection with the Separation and Distribution Agreement.
As of December 31, 2019, Messrs. Gosin, Rispoli and Mr. Merkel did not hold any non-exchangeable
Newmark Holdings NPSUs that are eligible to be replaced by
non-exchangeable
Newmark Holdings PSUs/PPSUs, which in turn would be eligible to be granted exchange rights for shares of Newmark Class A common stock or cash.
(2)	Column (c) does not include
non-exchangeable
Newmark Holdings PPSUs held as of December 31, 2019 because they did not represent a right to acquire our Class A common stock. As of December 31, 2019, the non-exchangeable
Newmark Holdings PPSUs held by the named executive officers were as follows: Mr. Lutnick, 1,433,819 units; Mr. Gosin, 539,080 units; and Mr. Rispoli, 39,240 units.

Option Exercises and Stock Vested
During 2019, Newmark had no outstanding stock options, no options were exercised by any of the named executive officers and no stock vested for any of the named executive officers.
Potential Payments upon Termination and Change in Control
The following table provides information regarding the estimated amounts payable to the named executive officers listed below, upon either termination or continued employment if such change in control had occurred on December 31, 2019 under their change in control and other agreements, described below, in effect on December 31, 2019. For Mr. Gosin, we have reflected 100% of the amounts he would be paid on a termination of his employment without “cause,” because the payments would have been the same whether or not a change in control of BGC Partners or Newmark had occurred. Messrs. Merkel and Rispoli are not eligible for additional benefits upon termination or a change in control. All amounts are determined, where applicable, using the $13.45 closing market price of our Class A common stock as of December 31, 2019, and the exchange ratio of 1:0.940 as of December 31, 2019 to the extent applicable in accordance with SEC rules. As of April 27, 2020, such price was $3.85 per share, and the exchange ratio was 0.9461. All amounts, including estimated vesting of equity compensation and tax gross-up
payments, are subject to the specific terms and conditions set forth in the applicable change in control or other agreements and applicable law:

Name	Base Salary ($)		Bonus ($)	Earned but Unpaid Commissions	Non-Compete Payments ($)		Vesting of Equity Compensation ($)	Welfare Benefit Continuation ($)	Tax Gross- Up Payment ($) (6)	Total ($)
Howard W. Lutnick
Termination of Employment in connection with a Change in Control(1)	2,000,000		9,000,000	—	—		—	41,594	—	11,041,594
Extension of Employment in connection with a Change in Control	1,000,000		4,500,000	—	—		—	41,594	—	5,541,594
Barry M. Gosin
Termination of Employment without Cause Prior to a Change in Control(2)	1,000,000	(4)			2,000,000	(5)	—	—	—	3,000,000
Termination of Employment without Cause in connection with a Change in Control(3)	1,000,000	(4)			2,000,000	(5)	—	—	—	3,000,000
Any Termination of Employment	—		—	—	2,000,000	(5)	—	—	—	2,000,000

(1)	Upon a change in control at December 31, 2019, Mr. Lutnick would have had the right to receive (i) replacement of any partnership units ineligible for exchange rights with new partnership units eligible for such exchange rights, (ii) grants of immediately exchangeable exchange rights into stock or cash, as applicable, with respect to any non-exchangeable
limited partnership units (including those replacement units described in clause (i)); and (iii) the immediate lapse of any restrictions on transferability of any shares of restricted stock held by him at such time.

At December 31, 2019, Mr. Lutnick held 4,596,467 of such
non-exchangeable
non-preferred
Newmark Holdings limited partnership units including PSUs,
PSU-Hs
and NPSUs. Based on the closing price of the Newmark’s Class A common stock of $13.45 on December 31, 2019 and the exchange ratio of 1:0.940 as of December 31, 2019, the aggregate value of the shares and cash underlying such grants would have been $58,113,131.
As of December 31, 2019, Mr. Lutnick held 1,433,819
non-exchangeable
Newmark Holdings PPSUs,
PPSU-Hs
and PNPSUs. Based upon the applicable determination price of each grant of the foregoing Newmark Holdings units, the cash value underlying such exchange rights would have been $18,273,788.
With regard to the above Newmark Holdings
PSU-Hs,
Mr. Lutnick has the right from Newmark to exchange 552,483
non-exchangeable
Newmark
PSU-Hs
into 515,577
non-exchangeable
Newmark HDU partnership units (which, based on the closing price of the Newmark Class A common stock of $13.61 per share on the grant date, had a value of $7,017,000) and exchange for cash 602,463 Newmark non-exchangeable
PPSU-Hs
(which had an average determination price of $13.2506 per unit), for a payment of $7,983,000 for taxes when such
PSU-Hs
are exchanged into HDUs.
As of December 31, 2019, Mr. Lutnick did not hold any shares of our restricted stock. In each case, the units exclude any units subject to redemption for zero or for cash in accordance with applicable agreements. See “—Change in Control Agreements”.
(2)	Upon a termination of Mr. Gosin’s employment without cause, any unvested compensatory partnership units held by Mr. Gosin would vest immediately. At December 31, 2019, Mr. Gosin had no unvested partnership units. See “—Employment Agreements” below.

(3)	Upon a change in control at December 31, 2019, any PSUs held by Mr. Gosin in Newmark Holdings and BGC Holdings as of such date would have been immediately exchangeable into restricted shares of Class A common stock of Newmark or BGC, as applicable, transferable ratably over the first through third anniversaries of the Change in Control, subject to certain conditions. Mr. Gosin also has this right with respect to any PSUs that he then holds in BGC Holdings in the event of a change of control of BGC Partners under the terms of his agreement with BGC Holdings. See “—Change in Control Agreements”. Newmark would have borne the expense of each of the above transactions if they had occurred, including with respect to the non-exchangeable
BGC Holdings PSUs held by Mr. Gosin.

At December 31, 2019, Mr. Gosin held 1,486,573 of such
non-exchangeable
Newmark Holdings PSU,
PSU-H
and APSU units. Based on the closing price of our Class A common stock of $13.45 on December 31, 2019 and the exchange ratio of 1:0.940 as of December 31, 2019, the value of the shares underlying such grants of exchange rights would have been $18,794,749. With respect to the above Newmark Holdings
PSU-Hs,
Mr. Gosin has the right from Newmark to exchange 443,872
non-exchangeable
Newmark
PSU-Hs
into 414,221
non-exchangeable
Newmark HDU partnership units (which, based on the closing price of the Newmark Class A common stock of $13.61 per share on the grant date, had a value of $5,637,548) and exchange for cash 539,080 Newmark non-exchangeable
PPSU-Hs
(which had an average determination price of $9.9474 per unit), for a payment of $5,362,452 for taxes when such
PSU-Hs
are exchanged into HDUs.
At December 31, 2019, Mr. Gosin held 3,677,213 of
non-exchangeable
BGC Holdings PSU and
PSU-H
units. Based on the closing price of BGC Class A common stock of $5.94 on December 31, 2019, the value of the shares underlying such grants of exchange rights would have been $21,842,645. With respect to the above BGC Holdings
PSU-Hs,
Mr. Gosin has the right from BGC to exchange 1,592,016
non-exchangeable
BGC
PSU-Hs
into 1,592,016
non-exchangeable
BGC HDU partnership units (which, based on the closing price of the BGC Class A common stock of $6.20 per share on the grant date, had a value of $9,870,499), and exchange for cash 264,985 BGC non-exchangeable
PPSU-Hs
(which had an average determination price of $4.2625 per unit), for a payment of $1,129,499 for taxes when such
PSU-Hs
are exchanged for HDUs. Newmark already has taken a GAAP
non-cash
and
non-tax-deductible
compensation charge for such BGC Holdings
PSU-Hs
and
PPSU-Hs.
At December 31, 2019, Mr. Gosin held 82,680 shares of Newmark restricted stock.
(4)	On December 1, 2019, Mr. Gosin’s base salary was $1,000,000, payable in cash.

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
gross-up
for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding partnership units as stated in footnote (1). The aggregate tax-gross
up payment upon a termination of employment in connection with a change of control is $49,452,007 when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2019. The aggregate tax-gross
up payment upon an extension of employment in connection with a change of control is $45,516,971 when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2019. The tax-gross
up payments above would be reduced to $23,397,095 and $19,462,059, respectively, if the value of the regular
(non-preferred)
Newmark Holdings units included in the
tax-gross
up calculation was based on Newmark’s closing stock price of $3.85 on April 27, 2020 and adjusted for the exchange ratio of 0.9461.

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
Additionally, in connection with our IPO, in December 2017 Mr. Gosin entered into letter agreements with each of BGC Holdings and Newmark Holdings providing that in the event that BGC Partners or Newmark are no longer controlled by Cantor, Mr. Lutnick or one of their affiliates, any PSUs relating to BGC Holdings or Newmark Holdings, as applicable, then held by Mr. Gosin at the time of the change in control shall be exchanged into restricted shares of the applicable BGC or Newmark Class A common stock (subject to reduction for taxes and withholdings). Such shares shall be transferable ratably over the first through third anniversaries of such change in control, provided that Mr. Gosin continues to satisfy the non-compete,
non-solicitation
and
non-disparagement
conditions set forth in the share documentation through the applicable transfer date.
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
2019 Principal Executive Officer Pay Ratio
The following information contains the relationship of the median annual total compensation of employees and independent contractors and brokers of Newmark and its subsidiaries to the annual total compensation of Mr. Lutnick, our Chairman and principal executive officer.
For 2019, we used the same median employee we used in 2018 as permitted by the SEC. Our median employee was a Transactions Services Coordinator in the United States. There has been no change in organizational structure, employee demographics or any employee compensation arrangements that would significantly affect our ability to use the previously identified median employee for this disclosure.
The pay ratio for the annual total compensation of the median employee to the principal executive officer was calculated for the 2019 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation
S-K
and the pay ratio was determined as follows:

•	the annual total compensation of the median employee was $81,514;

•	the annual total compensation of the Chairman, as reported in the Summary Compensation Table, was $5,500,000; and

•	the ratio of the annual total compensation of the Chairman to the median employee of the Company was approximately 67 to 1.

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

On April 27, 2020, our independent directors volunteered to forego 15% of their annual cash retainer effective immediately until December 31, 2020.
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
The table below summarizes the compensation paid to our
non-employee
directors for the year ended December 31, 2019:

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)(4)
Michael Snow	150,000	50,000	—	—	—	—	200,000
Director
Virginia S. Bauer	135,000	50,000	—	—	—	—	185,000
Director
Peter F. Cervinka	158,200	50,000	—	—	—	—	208,200
Director

(1)	Howard Lutnick, our Chairman, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the Summary Compensation Table. This table includes compensation paid with respect to 2019.

(2)	Reflects the grant date fair value of RSUs granted on September 24, 2019 to each of Messrs. Cervinka and Snow and Ms. Bauer. More information with respect to the calculation of these amounts is included in the footnotes to our consolidated financial statements included in Item 8 of our Annual Report on Form
10-K.
On September 24, 2019, each of Messrs. Cervinka and Snow and Ms. Bauer was granted 5,291 RSUs. As of December 31, 2019, Mr. Cervinka had 10,008 RSUs outstanding; Mr. Snow had 7,548 RSUs outstanding and Ms. Bauer had 10,008 RSUs outstanding.

(3)	No options were granted to non-employee directors in 2019. As of December 31, 2019, none of the non-employee directors had any options outstanding.

(4)	Mr. McIntyre joined the board of directors of the Company effective January 1, 2020 and therefore did not receive compensation for the year ended December 31, 2019.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of Ms. Bauer and Messrs. Cervinka, Snow and McIntyre, who joined January 1, 2020. Mr. Snow served as the Chairman of the Committee throughout 2019 and currently serves in that role. All of the members who served on our Committee during 2019 were independent directors. No member of the Committee had any relationship with the Company during 2019 pursuant to which disclosure would be required under applicable SEC rules. With the exceptions of Mr. Lutnick, during 2019, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Committee or on our Board. Mr. Lutnick serves on the board of directors of BGC Partners.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 31, 2020, with respect to the beneficial ownership of our Class A common stock and Class B common stock by: (1) each stockholder, or group of affiliated stockholders, that owns more than 5% of any class of our outstanding capital stock; (2) each of the named executive officers; (3) each director; and (4) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 125 Park Avenue, New York, New York 10017. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one
basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table. In addition, certain of the limited partnership interests of Newmark Holdings will be exchangeable with us for shares of our Class A common stock or shares of our Class B common stock equal to the exchange ratio (which is currently 0.9461, but is subject to adjustment as set forth in the Separation and Distribution Agreement (as hereinafter defined)). The table and footnotes below are based on a one-to-0.9461
exchange ratio. See “Certain Relationships and Related Transactions, and Director Independence —Amended and Restated Newmark Holdings Limited Partnership Agreement—Exchanges.”
As of March 31, 2020, Cantor is obligated to distribute an aggregate of 7,315,785 shares of our Class A common stock consisting of (i) 6,494,118 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 821,667 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares” and, together with the April 2008 distribution rights shares, the “distribution rights shares”), all of which can be distributed within 60 days of March 31, 2020. Certain partners elected to receive their shares and others elected to defer receipt of their shares until a future date. As a result, certain of these distribution rights shares are included both in the number of shares beneficially owned directly by Cantor, and indirectly by CF Group Management, Inc. (“CFGM”) and Mr. Lutnick as a result of their control of Cantor, and in the number of shares beneficially owned directly by CFGM, Mr. Lutnick and the other recipients of distribution rights shares, resulting in substantial duplications in the number of shares set forth in the table below. Once Cantor delivers these 7,315,785 distribution rights shares, these shares will no longer be reflected as beneficially owned directly by Cantor and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor. Instead, beneficial ownership of the shares will only be reported by CFGM and Mr. Lutnick to the extent of their direct holdings of the shares, and Mr. Lutnick’s indirect holdings as a result of his control of KBCR Management Partners, LLC (“KBCR”) and LFA LLC (“LFA”), and by the other recipients of the distribution rights shares.

Name	Class B Common Stock				Class A Common Stock
	Shares		%		Shares		%
5% Beneficial Owners (1):
Cantor Fitzgerald, L.P.	43,877,395	(2)	99.2	(3)	43,877,395	(4)	21.9	(5)
CF Group Management, Inc.(10)	44,230,721	(6)	100.0	(3)	45,256,333	(7)	22.4	(8)
Vanguard Group Inc.(1)	—		—		22,144,037		14.1
BlackRock, Inc.(1)	—		—		10,341,287		6.6
Global Principal Investors, LLC(1)	—		—		8,160,130		5.2

Executive Officers and Directors (1):
Executive Officers
Howard W. Lutnick(11)	44,230,721	(9)	100.0	(3)	56,331,305	(12)	26.8	(13)
Barry M. Gosin	—		—		4,220,267	(14)	2.0	(15)
Stephen M. Merkel	—		—		3,940	(16)		*
Michael J. Rispoli	—		—		18,123	(17)		*
Directors
Michael Snow	—		—		4,769	(18)		*
Virginia S. Bauer	—		—		2,257	(19)		*
Peter F. Cervinka	—		—		2,257	(20)		*
Kenneth A. McIntyre	—		—		—	(21)		*
All executive officers and directors as a group (8 persons)	44,230,721		100.0		60,582,918		28.8	(22)

*	Less than 1%

(1)	Based upon information supplied by directors, executive officers and 5% beneficial owners in filings under Sections 13(d) and 16(a) of the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”).

(2)	Consists of (a) 20,932,207 shares of our Class B common stock held directly and (b) 22,945,188 shares of our Class B common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor.

(3)	Percentage based on (a) 21,285,533 shares of our Class B common stock outstanding and (b) 22,945,188 shares of our Class B common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor.

(4)	Consists of (a) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held directly by Cantor and (b) 22,945,188 shares of our Class A common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor.

(5)	Percentage based on (a) 156,701,746 shares of our Class A common stock outstanding as of March 31, 2020, (b) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (c) 22,945,188 shares of our Class A common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor.

(6)	Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 22,945,188 shares of our Class B common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor.

(7)	Consists of (a) 353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM, (b) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, (c) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred, (d) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (e) 22,945,188 shares of our Class A common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor.

(8)	Percentage based on (a) 156,701,746 shares of our Class A common stock outstanding as of March 31, 2020, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock held by Cantor and CFGM (c) 22,945,188 shares of our Class A common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor, (d) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, and (e) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred.

(9)	Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 22,945,188 shares of our Class B common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor.

(10)	CFGM is the managing general partner of Cantor.

(11)	Mr. Lutnick is the Chairman and Chief Executive Officer of CFGM and also the trustee of an entity that is the sole shareholder of CFGM. CFGM is the managing general partner of Cantor.

(12)	Mr. Lutnick’s holdings consist of:

(i)	2,334,940 shares of our Class A common stock held directly;

(ii)	238,608 of our Class A common stock held in Mr. Lutnick’s 401(k) account (as of March 31, 2020);

(iii)	1,682,448 shares of our Class A common stock held in various trust, retirement and custodial accounts consisting of (a) 998,907 shares held in Mr. Lutnick’s personal asset trust, of which he is the sole trustee, (b) 301,803 shares held by a trust for the benefit of descendants of Mr. Lutnick and his immediate family (the “Trust”), of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees, (c) 107,251 shares held in a Keogh retirement account for Mr. Lutnick, (d) 249,498 shares held by trust accounts for the benefit of Mr. Lutnick and members of his immediate family, (e) 13,268 shares held in other retirement accounts, (f) 7,827 shares held in custodial accounts for the benefit of certain members of Mr. Lutnick’s family under the Uniform Gifts to Minors Act, and (g) 3,894 shares of Class A common stock held in other retirement accounts for Mr. Lutnick’s spouse;

(iv)	353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM;

(v)	20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor;

(vi)	22,945,188 shares of our Class A common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership interests held by Cantor;

(vii)	3,591,626 shares of our Class A common stock acquirable upon exchange of 3,591,626 April 2008 distribution rights by Mr. Lutnick, receipt of which has been deferred;

(viii)	571,238 shares of our Class A common stock acquirable upon exchange of 571,238 February 2012 distribution rights by Mr. Lutnick, receipt of which has been deferred;

(ix)	951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred;

(x)	74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred;

(xi)	746,955 shares of our Class A common stock acquirable upon exchange of 746,955 April 2008 distribution rights by the Trust, receipt of which has been deferred;

(xii)	950,057 shares of our Class A common stock acquirable upon exchange of 950,057 April 2008 distribution rights by KBCR, by virtue of Mr. Lutnick being the managing member of KBCR, which is a non-managing
General Partner of Cantor, receipt of which has been deferred;

(xiii)	133,587 shares of our Class A common stock acquirable upon exchange of 133,587 February 2012 distribution rights by KBCR, receipt of which has been deferred;

(xiv)	75,077 shares of our Class A common stock acquirable upon exchange of 75,077 April 2008 distribution rights by LFA, receipt of which has been deferred;

(xv)	7,512 shares of our Class A common stock acquirable upon exchange of 7,512 February 2012 distribution rights by LFA, receipt of which has been deferred;

(xvi)	278,772 shares of our Class A common stock owned of record by KBCR;

(xvii)	16,557 shares of our Class A common stock owned of record by LFA; and

(xviii)	447,594 shares of Class A common stock acquirable upon exchange of 473,072 Newmark Holdings exchangeable limited partnership units by Mr. Lutnick.

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
(13)	Percentage based on (a) 156,701,746 shares of Class A common stock outstanding as of March 31, 2020, (b) 21,285,533 shares of Class A common stock outstanding acquirable upon conversion of 21,285,533 shares of our Class B common stock held by Cantor and CFGM (c) 22,945,188 shares of Class A common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership interests held by Cantor, (d) 3,591,626 shares of our Class A common stock acquirable upon exchange of 3,591,626 April 2008 distribution rights by Mr. Lutnick, receipt of which has been deferred, (e) 571,238 shares of our Class A common stock acquirable upon exchange of 571,238 February 2012 distribution rights by Mr. Lutnick, receipt of which has been deferred, (f) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, (g) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred, (h) 746,955 shares of our Class A common stock acquirable upon exchange of 746,955 April 2008 distribution rights by the Trust, receipt of which has been deferred, (i) 950,057 shares of our Class A common stock acquirable upon exchange of 950,057 April 2008 distribution rights by KBCR, receipt of which has been deferred, (j) 133,587 shares of our Class A common stock acquirable upon exchange of 133,587 February 2012 distribution rights by KBCR, receipt of which has been deferred, (k) 75,077 shares of our Class A common stock acquirable upon exchange of 75,077 April 2008 distribution rights by LFA, receipt of which has been deferred, (l) 7,512 shares of our Class A common stock acquirable upon exchange of 7,512 February 2012 distribution rights by LFA, receipt of which has been deferred and (m) 447,594 shares of Class A common stock acquirable upon exchange of 473,072 Newmark Holdings exchangeable limited partnership units by Mr. Lutnick.

(14)	Mr. Gosin’s holdings consists of (a) 2,771,662 shares of our Class A common stock held directly, and (b) 1,448,605 shares of our Class A common stock acquirable upon exchange of 1,531,062 Newmark Holdings exchangeable limited partnership units.

(15)	Percentage based on (a) 156,701,746 shares of our Class A common stock outstanding as of March 31, 2020, and (b) 1,448,605 shares of our Class A common stock acquirable upon exchange of 1,531,062 Newmark Holdings exchangeable limited partnership units held by Mr. Gosin.

(16)	Mr. Merkel’s holdings consist of 3,940 shares of our Class A common stock held directly.

(17)	Mr. Rispoli’s holdings consists of (a) 1,962 shares of our Class A common stock held directly, and (b) 16,161 shares of our Class A common stock acquirable upon exchange of 17,081 Newmark Holdings exchangeable partnership units.

(18)	Mr. Snow’s holdings consist of (a) 4,757 shares of our Class A common stock held directly, and (b) 12 shares of our Class A common stock held by Mr. Snow’s son.

(19)	Ms. Bauer’s holdings consist of 2,257 shares of our Class A common stock held directly.

(20)	Mr. Cervinka’s holdings consist of 2,257 shares of our Class A common stock held directly.

(21)	Mr. McIntyre does not beneficially own any of our Class A common stock.

(22)	Percentage based on (a) 156,701,746 shares of our Class A common stock outstanding as of March 31, 2020, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock, (c) 22,945,188 shares of our Class A common stock acquirable upon exchange of 24,251,264 Newmark Holdings exchangeable limited partnership units held by Cantor, (d) 1,912,361 shares of our Class A common stock acquirable upon exchange of 2,021,215 Newmark Holdings exchangeable limited partnership units held by our executive officers and directors, (e) 3,591,626 shares of our Class A common stock acquirable upon exchange of 3,591,626 April 2008 distribution rights by Mr. Lutnick, receipt of which has been deferred, (f) 571,238 shares of our Class A common stock acquirable upon exchange of 571,238 February 2012 distribution rights by Mr. Lutnick, receipt of which has been deferred, (g) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, (h) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred, (i) 746,955 shares of our Class A common stock acquirable upon exchange of 746,955 April 2008 distribution rights by the Trust, receipt of which has been deferred, (j) 950,057 shares of our Class A common stock acquirable upon exchange of 950,057 April 2008 distribution rights by KBCR, receipt of which has been deferred, (k) 133,587 shares of our Class A common stock acquirable upon exchange of 133,587 February 2012 distribution rights by KBCR, receipt of which has been deferred, (l) 75,077 shares of our Class A common stock acquirable upon exchange of 75,077 April 2008 distribution rights by LFA, receipt of which has been deferred, and (m) 7,512 shares of our Class A common stock acquirable upon exchange of 7,512 February 2012 distribution rights by LFA, receipt of which has been deferred.

Equity Compensation Plan Information as of December 31, 2019

	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Plan (approved by security holders)	16,087,054	$11.71	379,214,656
Equity compensation plans not approved by security holders	—	—	—

Total	16,087,054	$11.71	379,214,656

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval and Ratification of Transactions with Related Persons
The general policy of the Company and our Audit Committee is that all material transactions with a related party, including transactions with BGC Partners and Cantor, the relationships between us and BGC Partners and Cantor and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, will be subject to prior review and approval by the Committee and its independent members, which will determine whether such transactions or proposals are fair and reasonable to the Company and its stockholders. In general, potential related-party transactions will be identified by our management and discussed with the Committee at their meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, will be provided to the Committee with respect to each issue under consideration and decisions will be made by the Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related-party transactions are set forth in our Audit Committee Charter and Code of Business Conduct and Ethics, both of which are publicly available on our website at
http://www.ngkf.com/home/esg/governance.aspx
under the headings “Independent Audit Committee” and “Code of Business Conduct & Ethics,” respectively.
In December 2017, prior to our Separation and IPO, all intercompany arrangements and agreements that were previously approved by the Audit Committee of BGC Partners with respect to BGC Partners and its subsidiaries and Cantor and its subsidiaries were also approved by our Board of Directors with respect to the relationships between us and our subsidiaries and Cantor and its subsidiaries following our IPO on the terms and conditions approved by the BGC Audit Committee during such time that our business was owned by BGC Partners. These arrangements include, but are not limited to, the following: (i) an authorization to provide Cantor real estate and related services, including real estate advice, brokerage, property or facilities management, appraisals and valuations and other services; (ii) an authorization to enter into brokerage and similar agreements with respect to the provision of ordinary course brokerage services in circumstances in which such entities customarily provide brokerage services to third-party customers; (iii) an authorization to enter into agreements with Cantor and/or its affiliates, to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions and negotiating and due diligence services in connection with acquisitions and other business strategies in commercial real estate and other businesses from time to time; and (iv) an arrangement to jointly manage exposure to changes in foreign exchange rates. Please see the section entitled “Certain Relationships and Related Transactions, and Director Independence” in BGC Partners’ Definitive Proxy Statement on Schedule 14A for its 2020 Annual Meeting of Stockholders filed on April 28, 2020 for a description of these and other approved arrangements.
The following is a description of certain relationships and transactions that have existed or that we have entered into with our directors, executive officers, or stockholders who are known to us to beneficially own more than five percent of our Class A common stock or Class B common stock, including Cantor, and their immediate family members as well as certain other transactions. The following summary does not purport to describe all the terms of such agreements or transactions and is qualified in its entirety by reference to the complete text of these agreements, to the extent filed as exhibits to our Annual Report on Form
10-K,
this Amendment No. 1 to such Annual Report filed on Form
10-K/A,
and our other filings with the SEC. We urge you to read the full text of these agreements.
Separation, Initial Public Offering, and
Spin-Off
Separation and Distribution Agreement
On December 13, 2017, prior to the closing of the IPO, BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered into a separation and distribution agreement (as amended on November 8, 2018 and amended and restated on November 23, 2018, the “Separation and Distribution Agreement”). The Separation and Distribution Agreement sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:
•	the principal corporate transactions pursuant to which BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark group (defined below), the “BGC group”) transferred to Newmark, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark group”) the assets and liabilities of the BGC group relating to BGC’s Real Estate Services business (the “separation”);

•	the proportional distribution in the separation of interests in Newmark Holdings to holders of interests in BGC Holdings;

•	the IPO and certain pre-IPO contributions of assets by BGC Partners to Newmark in exchange for additional shares thereof;

•	the assumption and repayment of indebtedness by the BGC group and the Newmark group, as further described below;

•	the Spin-Off, including the termination of certain arrangements between the BGC Group and the Newmark Group immediately prior thereto;

•	future access to information, records and personnel necessary or appropriate to comply with regulatory requests or inquiries, for the preparation of financial statements or tax returns, or to conduct litigation; and

•	other agreements governing the relationship between BGC, Newmark and Cantor.

Initial Public Offering
In December 2017, we completed our initial public offering of 23,000,000 shares of Class A common stock (the “IPO). Prior to the IPO, we were a wholly owned subsidiary of BGC Partners. We received approximately $295.4 million in aggregate net proceeds from the IPO, all of which we used to partially repay indebtedness under a certain term loan that we assumed from BGC Partners prior to the closing of our IPO.
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

The Separation and Distribution Agreement specified procedures with respect to claims subject to indemnification and related matters.
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
Exchanges
Each unit of the Newmark Holdings limited partnership interests held by Cantor is generally exchangeable with us for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the current exchange ratio. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9461 as of March 31, 2020.
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
Notwithstanding the foregoing, with respect to BGC Holdings units outstanding as of immediately prior to the separation and Newmark Holdings units issued in the separation in respect of such BGC Holdings units, which we refer to “legacy BGC Holdings units” and “legacy Newmark Holdings units,” to the extent that such legacy BGC Holdings units or legacy Newmark Holdings are not exchangeable as of immediately after the separation, the determination of whether to grant an exchange right with respect to such legacy BGC Holdings units and legacy Newmark Holdings units will be made as follows:
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
Notwithstanding the foregoing, prior to the
Spin-Off,
without the prior consent of BGC Partners, no Newmark Holdings limited partnership interests were exchangeable into our shares of common stock. Prior to the
Spin-Off,
unless otherwise agreed by BGC Partners, in order for a partner to exchange exchangeable limited partnership interests in BGC Holdings or Newmark Holdings into shares of common stock of BGC Partners, such partner must have exchanged both units of a BGC Holdings exchangeable limited partnership interests together with the ratable portion of the associated units of Newmark Holdings exchangeable limited partnership interests, calculated in accordance with the BGC Holdings limited partnership agreement, in order to receive shares of BGC Partners common stock. Prior to the
Spin-Off,
to the extent that BGC Partners received any Newmark OpCo units as a result of any such exchange of Newmark Holdings exchangeable limited partnership interests or otherwise (as described below), BGC Partners contributed such Newmark OpCo units to us in exchange for a number of shares of our common stock equal to the exchange ratio, which was initially one-for-one,
and is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9461 as of March 31, 2020 (with the class of shares of our common stock corresponding to the class of shares of common stock that BGC Partners issued upon such exchange).
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
Cantor’s Right to Purchase Redeemed Newmark Holdings Founding Partner Interests
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
Any unit of a Newmark Holdings founding partner interests acquired by Cantor, while not exchangeable in the hands of the founding partner absent a determination by Cantor to the contrary, will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9461 as of March 31, 2020. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark Holdings upon exercise of its right to purchase equivalent exchangeable interests.
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
Adjustment to Exchange Ratio
Each unit of an exchangeable Newmark Holdings limited partnership interest will be exchangeable with Newmark for a number of shares of Newmark common stock equal to the exchange ratio. The exchange ratio was initially one, but is subject adjustment as set forth in the Separation and Distribution Agreement and was 0.9461 as of March 31, 2020.

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
The Separation and Distribution Agreement provides that in the event that there shall be any Reinvestment Cash (as defined in the Separation and Distribution Agreement) in any fiscal quarter, the Exchange Ratio shall be adjusted so that it shall be equal to (i) the number of fully diluted outstanding shares of Newmark common stock (as defined in the Separation and Distribution Agreement) as of immediately prior to such adjustment, divided by
 (ii) the sum of (A) the number of fully diluted outstanding shares of Newmark common stock as of immediately prior to such adjustment, plus
 (B) the Adjustment Factor (as defined below) for such fiscal quarter plus
 (C) the sum of the aggregate Adjustment Factors for all prior fiscal quarters following the initial public offering of Newmark Class A common stock, where:
•	the Adjustment Factor shall be equal to the Reinvestment Cash divided by the Newmark Current Market Price (as defined in the Separation and Distribution Agreement) as of the day prior to the date on which the adjustment to the Exchange Ratio is made for such fiscal quarter;
provided
that

•	if, in any subsequent fiscal quarter, the Exchange Ratio shall be further adjusted and the Newmark Current Market Price as of the day prior to the date on which such further adjustment is made is greater than the Newmark Current Market Price used in the bullet above, then the Adjustment Factor for such prior fiscal quarter shall be re-calculated
using such greater Newmark Current Market Price; and

BGC U.S. Opco and BGC Global Opco, on the one hand, and Newmark Opco, on the other hand, shall each be responsible to issue an appropriate number of units to BGC Partners in connection with potential issuance of a share of BGC Partners common stock by BGC Partners prior to the
Spin-Off,
where such share of BGC Partners common stock was included in the fully diluted share count of BGC Partners as of the Partnership Divisions (as defined in the Separation and Distribution Agreement).
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

The administrative services agreement includes provisions for allowing a provider or affiliate to arrange for a third-party to provide for the services.
In consideration for the services provided, the providing party generally charges the other party an amount (including any applicable taxes) equal to (1) the direct cost that the providing party incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree. For the years ended December 31, 2019 and December 31, 2018, allocated expenses were $25.0 million and $26.2 million, respectively, for these services.
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
The transition services agreement includes provisions for allowing a provider or affiliate to arrange for a third-party to provide for the services.
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
The registration rights agreement provides that each holder is entitled to unlimited piggyback registration rights with respect to its registrable securities, meaning that each holder can include its registrable securities in registration statements filed by us, including registration effected by us for security holders other than holders, subject to certain limitations. The registration rights agreement also grants Cantor unlimited demand registration rights requiring that we register registrable securities held by Cantor and take all actions reasonably necessary or desirable to expedite or facilitate the disposition of registrable securities. Our obligation to effect demand registration rights will not be relieved to the extent we effect piggyback registration rights.
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
Cantor’s and Mr. Lutnick’s ability to exercise control over us could create or appear to create potential conflicts of interest. Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:
•	potential acquisitions and dispositions of businesses;

•	the issuance, acquisition or disposition of securities by us;

•	the election of new or additional directors to our Board of Directors;

•	the payment of dividends by us (if any), distribution of profits by Newmark OpCo and/or Newmark Holdings and repurchases of shares of our Class A common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers, other employees, partners and others;

•	any loans to or from us or Cantor

•	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities;

•	intellectual property matters;

•	business combinations involving us; and

•	the nature, quality and pricing of administrative services and transition services to be provided to or by BGC Partners or Cantor or their respective affiliates

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
Adjusted Earnings per fully diluted share for such year shall require the consent of the holder of a majority of the Newmark Holdings exchangeable limited partnership interests. In addition, the Separation and Distribution Agreement requires Newmark to contribute any reinvestment cash (
i.e.
, any cash that Newmark retains, after the payment of taxes, as a result of distributing a smaller percentage than Newmark Holdings from the distributions they receive from Newmark OpCo), as an additional capital contribution with respect to its existing limited partnership interest in Newmark OpCo, unless Newmark and the holder of a majority of the Newmark Holdings exchangeable limited partnership interests agree otherwise. It is possible that Cantor, as the holder of a majority of the Newmark Holdings exchangeable limited partnership interest, will not agree to a higher dividend percentage or a different use of reinvestment cash, even if doing so might be more advantageous to the Newmark stockholders.
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
16a-1(a)(2)
promulgated by the SEC under the Exchange Act) by a BGC Partners Company or a Cantor Company, respectively; or
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

Transactions by Cantor with Newmark in Equity Securities
Our Board of Directors has determined that Cantor is a “deputized” director of the Company for purposes of Rule
16b-3
under the Exchange Act with respect to the transactions contemplated by the separation and the
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
Transactions with Cantor Commercial Real Estate Company, L.P.
We have a referral agreement in place with CCRE, in which our brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, we did not recognize any revenues for the year ended December 31, 2019 and 2018, respectively.
We have an additional revenue-share agreement with CCRE, in which we pay CCRE for referrals for leasing or other services. In connection with this agreement, we did not make any payments under this agreement to CCRE for the years ended December 31, 2019 and 2018.
We also have a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Revenue from these referrals were $2.6 million and $2.2 million for the years ended December 31, 2019 and 2018, respectively. These referrals fees are net of the broker fees and commissions to CCRE of $1.4 million and $0.8 million for the years ended December 31, 2019 and 2018, respectively.
For the years ended December 31, 2019 and 2018, we purchased the primary servicing rights for $1.2 billion of loans originated by CCRE for $1.5 million and 2.5 million, respectively. We also service loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. We recognized $3.8 million for the years ended December 31, 2019 and 2018, respectively, of servicing revenues (excluding interest and placement fees) from loans purchased from CCRE on a “fee for service” basis.

Berkeley Point and Real Estate LP
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
Berkeley Point Acquisition
Pursuant to the BP transaction agreement, BGC Partners purchased from CCRE all of the outstanding membership interests of Berkeley Point for a purchase price equal to $875 million, subject to certain adjustments, with $3.2 million of the purchase price paid in units of BGC Holdings (which we refer to as the “Berkeley Point Acquisition”). In accordance with the BP Transaction Agreement, Berkeley Point made a distribution of $89.1 million to CCRE prior to the Berkeley Point Acquisition, for the amount by which Berkeley Point’s net assets exceeded $508.6 million. Cantor is entitled to receive the profits and obligated to bear the losses of the special asset servicing business of Berkeley Point, which represents less than 10% of Berkeley Point’s servicing portfolio and generates an immaterial amount of Berkeley Point’s servicing fee revenue.
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
Pursuant to the Amended and Restated Agreement of Limited Partnership of Real Estate LP (which we refer to as the “Real Estate LP limited partnership agreement”), Newmark is entitled to a cumulative annual preferred return of five percent of its capital account balance (which we refer to as the “Preferred Return”). After the Preferred Return is allocated, Cantor is then entitled to a cumulative annual preferred return of five percent of its capital account balance. Thereafter, Newmark is entitled to 60% of the gross percentage return on capital of Real Estate LP, multiplied by Newmark’s capital account balance in Real Estate LP (less any amounts previously allocated to Newmark pursuant to the Preferred Return), with the remainder of the net income of Real Estate LP allocated to Cantor. Cantor will bear initial net losses of Real Estate LP, if any, up to an aggregate amount of approximately $37 million per year. These allocations of net income and net loss are subject to certain adjustments.
At the option of Newmark, and upon
one-year’s
written notice to Real Estate LP delivered any time on or after the fourth anniversary of the closing of the BP Transaction, Real Estate LP will redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time. At the option of Cantor, at any time on or after the fifth anniversary of the closing of the BP Transaction, Real Estate LP will redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time. At the option of Cantor, at any time prior to the fifth anniversary of the closing of the BP Transaction, Real Estate LP will redeem in full Newmark’s investment in Real Estate LP in exchange for (i) Newmark’s capital account balance in Real Estate LP as of such time plus (ii) the sum of the Preferred Return amounts for any prior taxable periods, less (iii) any net income allocated to Newmark in any prior taxable periods.
On July 22, 2019, Cantor Commercial Real Estate Lending, L.P. (“CCRE Lending”), a wholly-owned subsidiary of Real Estate LP, made a $146.6 million commercial real estate loan (the “Loan”) to a single-purpose company (the “Borrower”) in which Barry Gosin, owns a 19% interest. The Loan is secured by the Borrower’s interest in property in Pennsylvania that is subject to a ground lease. While CCRE Lending initially provided the full loan amount, on August 16, 2019, a third-party bank purchased approximately 80% of the Loan value from CCRE Lending, with CCRE Lending retaining approximately 20%. The Loan matures on August 6, 2029, and is payable monthly at a fixed interest rate of 4.38% per annum. Newmark provided certain commercial loan brokerage services to the Borrower in the ordinary course of its business, and the Borrower paid Newmark a fee, as the broker of the Loan, of $0.7 million. The Audit Committee approved the commercial loan brokerage services and the related fee amount received.

Additional Terms of the BP Transaction Agreement
The BP transaction agreement includes customary representations, warranties and covenants, including covenants related to intercompany referral arrangements among Cantor, Newmark and their respective subsidiaries. These referral arrangements provide for profit-sharing and fee-sharing
arrangements at various rates depending on the nature of a particular referral. The parties have further agreed that, subject to limited exceptions, for so long as a member of the Newmark group maintains an investment in Real Estate LP, Real Estate LP and the Cantor group will seek certain government-sponsored and government-funded loan financing exclusively through Berkeley Point.
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
Related Party Receivables and Payables
As of December 31, 2019 the current portion of payables to related parties was $38.1 million.
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
Notes Payable, Other and Short-term Borrowings
6.125% Senior Notes due 2023
On November 6, 2018, we issued an aggregate of $550.0 million principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). In connection with this issuance of 6.125% Senior Notes, we recorded approximately $0.8 million in underwriting fees payable to CF&Co and $0.1million to CastleOak Securities, L.P.
Market-Making Transactions
On March 28, 2019, we filed a registration statement on Form
S-3
pursuant to which CF&Co may make offers and sales of our 6.125% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. BGC does not receive any proceeds from market making activities in these securities by CF&CO. (or any of its affiliates).
Cantor Credit Agreement
On November 30, 2018 Newmark entered into an unsecured credit agreement with Cantor (the “Cantor Credit Agreement”). The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of December 31, 2019, there were no borrowings outstanding under the Cantor Credit Agreement.

Nasdaq Monetization Transaction
On June 18, 2018 and September 26, 2018, we entered into certain transactions related to the monetization of certain shares of Nasdaq, Inc. (“Nasdaq”) common stock we expect to receive in 2019, 2020, 2021 and 2022. Newmark OpCo issued approximately $175 million and $150 million of exchangeable preferred limited partnership units (“EPUs”), respectively, in private transactions to the Royal Banks of Canada (“RBC”) (the “Newmark OpCo Preferred Investment”). Newmark received $152.9 million and $113.2 million of cash in the second and third quarter, respectively, of 2018 with respect to these transactions. The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock is subject to the SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on our accompanying consolidated balance sheets and consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind
dividend, which is recorded as accretion to the carrying amount of the EPUs through “Retained earnings” on our accompanying consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.
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
, or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022.
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

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young during the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Audit fees	$2,716,056	$2,647,196
Audit-related fees	206,506	223,480
Tax fees	750,964	—
All other fees	—	—

Total	$3,673,526	$2,870,676

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
PRE-APPROVAL
POLICIES AND PROCEDURES
During 2019, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2019. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2019 and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve
audit services, internal control-related services and permitted non-audit
services (including the fees and other terms thereof) to be performed for us by Ernst & Young.
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

3.2	Amended and Restated Bylaws of Newmark Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

4.1	Description of Securities of Registrant(included as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2020)

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

10.25
2018-2 Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on From 8-K filed with the SEC on September 28, 2018)

10.26
Registration Rights Agreement, dated as of November 6, 2018, between Newmark Group, Inc. and the parties named therein (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.27
Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.28
Intercompany Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P.(incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.29
First Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative (included as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2020)

21.1	List of subsidiaries of Newmark Group, Inc. (included as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2020)

23.1	Consent of Ernst & Young LLP (included as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2020)

31.1
Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2020)

31.2
Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2020)

31.3	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(included as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2020).

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

104	The cover page from this Amendment No. 1 to Annual Report on Form 10-K, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form
10-K/A
for the fiscal year ended December 31, 2019 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2020.

Newmark Group, Inc.

By:	/s/ HOWARD W. LUTNICK
Name:	Howard W. Lutnick
Title:	Chairman