Form 10-Q
period 2020-06-30
NEWMARK GROUP, INC.
filed 2020-08-07
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2020
Class A Common Stock, par value $0.01 per share	157,970,907 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

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

•
liquidity, regulatory requirements and the impact of credit market events, including the impact of COVID-19 and actions taken by governments and businesses in responses thereto on the credit markets and interest rates;

•
our relationship and transactions with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, Newmark’s structure, including Newmark Holdings, L.P. (“Newmark Holdings”), which is owned by Newmark, Cantor, Newmark’s employee partners and other partners, and our operating partnership, which is owned jointly by us and Newmark Holdings (which we refer to as “Newmark OpCo” ) any related transactions, conflicts of interest, or litigation, any loans to or from Newmark or Cantor, Newmark Holdings or Newmark OpCo, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, competition for and retention of brokers and other managers and key employees;

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

•
economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets, and related government stimulus packages, government ”shelter-in-place” orders and other restrictions on business and commercial activity and timing of reopening of local, national, and world economies, uncertainty regarding the nature, timing and consequences of the United Kingdom (“U.K.”)’s exit from the European Union (“EU”) following the withdrawal process, proposed transition period and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S. - China trade relations), political and civil unrest in the U.S., including demonstrations, riots, rising tensions with law enforcement, the impact of the U.S. presidential and congressional elections, political and labor unrest in France, Hong Kong, China and other jurisdictions, conflict in the Middle East, the impact of U.S. government shutdowns, impasses other and elections, the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents, including COVID-19;

•
the effect on our business, clients, the markets in which we operate, and the economy in general of recent changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in Mexico, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and future changes to tax policy and other potential political policies resulting from elections and changes in governments;

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

•
certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage, reduced availability under our Credit Facility (as defined below) resulting from recent borrowings, and the need for short or long-term borrowings, including from Cantor, the ability of Newmark to refinance its indebtedness, including in the credit markets weakened by the impact of COVID-19 and our ability to satisfy eligibility criteria for government-sponsored loan programs and changes to interest rates and market liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support ongoing business needs on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$306,395	$163,564
Restricted cash	60,743	58,308
Marketable securities	—	36,795
Loans held for sale, at fair value	1,089,429	215,290
Receivables, net	402,698	508,379
Receivables from related parties	1,606	—
Other current assets (see Note 19)	79,010	91,194
Total current assets	1,939,881	1,073,530
Goodwill	559,903	557,914
Mortgage servicing rights, net	423,232	413,644
Loans, forgivable loans and other receivables from employees and partners, net	483,806	403,710
Right-of-use assets	191,177	201,661
Fixed assets, net	102,601	98,016
Other intangible assets, net	48,302	45,226
Other assets (see Note 19)	383,336	407,898
Total assets	$4,132,238	$3,201,599
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$1,064,096	$209,648
Accrued compensation	246,292	343,845
Accounts payable, accrued expenses and other liabilities (see Note 29)	341,548	417,069
Securities loaned	—	36,735
Payables to related parties	3,880	38,090
Total current liabilities	1,655,816	1,045,387
Long-term debt	953,628	589,294
Right-of-use liabilities	215,465	227,942
Other long-term liabilities (see Note 29)	401,274	376,834
Total liabilities	3,226,183	2,239,457
Commitments and contingencies (see Note 31)
Redeemable partnership interests	21,243	21,517
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 162,379,438 and 160,833,463 shares issued at June 30, 2020 and December 31, 2019, respectively, and 157,811,436 and 156,265,461 shares outstanding at June 30, 2020 and December 31, 2019, respectively	1,623	1,608
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at June 30, 2020 and December 31, 2019, convertible into Class A common stock	212	212
Additional paid-in capital	329,196	318,165
Retained earnings	278,130	313,112
Contingent Class A common stock	1,050	1,461
Treasury stock at cost: 4,568,002 shares of Class A common stock at June 30, 2020 and December 31, 2019	(34,894)	(34,894)
Accumulated other comprehensive income (loss)	(2,604)	—
Total stockholders’ equity	572,713	599,664
Noncontrolling interests	312,099	340,961
Total equity	884,812	940,625
Total liabilities, redeemable partnership interests, and equity	$4,132,238	$3,201,599

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Commissions	$173,038	$346,131	$441,399	$621,399
Gains from mortgage banking activities/originations, net	69,071	45,091	119,494	76,437
Management services, servicing fees and other	141,609	160,256	306,754	301,298
Total revenues	383,718	551,478	867,647	999,134
Expenses:
Compensation and employee benefits	230,518	316,737	530,775	580,090
Equity-based compensation and allocations of net income to limited partnership units and FPUs	10,860	39,353	23,774	53,224
Total compensation and employee benefits	241,378	356,090	554,549	633,314
Operating, administrative and other	61,012	101,749	153,293	189,642
Fees to related parties	5,205	7,222	11,017	13,947
Depreciation and amortization	28,946	33,425	74,986	61,729
Total operating expenses	336,541	498,486	793,845	898,632
Other income (loss), net	(36,389)	(3,726)	(34,951)	(13,444)
Income from operations	10,788	49,266	38,851	87,058
Interest expense, net	(10,056)	(8,081)	(19,085)	(15,780)
Income before income taxes and noncontrolling interests	732	41,185	19,766	71,278
Provision for income taxes	88	9,121	4,886	15,808
Consolidated net income	644	32,064	14,880	55,470
Less: Net income attributable to noncontrolling interests	330	9,396	6,387	15,898
Net income available to common stockholders	$314	$22,668	$8,493	$39,572
Per share data:
Basic earnings (loss) per share
Net income (loss) available to common stockholders (1)	$(2,131)	$19,444	$3,604	$33,124
Basic earnings (loss) per share	$(0.01)	$0.11	$0.02	$0.19
Basic weighted-average shares of common stock outstanding	178,523	178,754	178,034	178,683
Fully diluted earnings (loss) per share
Net income (loss) for fully diluted shares	$(2,131)	$23,308	$3,604	$33,124
Fully diluted earnings (loss) per share	$(0.01)	$0.11	$0.02	$0.18
Fully diluted weighted-average shares of common stock outstanding	178,523	208,150	178,710	179,434

(1)
Includes a reduction for dividends on preferred stock or exchangeable preferred partnership units in the amount of $2.4 million and $4.9 million for the three and six months ended June 30, 2020, respectively, and $3.2 million and $6.4 million for the three and six months ended June 30, 2019, respectively (see Note 1 — “Organization and Basis of Presentation”).

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated net income	$644	$32,064	$14,880	$55,470
Foreign currency translation adjustments	(1,327)	—	(2,604)	—
Comprehensive income (loss), net of tax	(683)	32,064	12,276	55,470
Less: Comprehensive income attributable to noncontrolling interests, net of tax	330	9,396	6,387	15,898
Comprehensive income (loss) available to common stockholders	$(1,013)	$22,668	$5,889	$39,572

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, April 1, 2020	$1,612	$212	$324,817	$1,050	$(34,894)	$282,053	$(1,277)	$347,360	$920,933
Consolidated net income	—	—	—	—	—	314	—	330	644
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,009)	—	(1,009)
Dividends to common stockholders	—	—	—	—	—	(1,790)	—	—	(1,790)
Preferred dividends on exchangeable preferred partnership units	—	—	—	—	—	(2,447)	—	2,447	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(37,130)	(37,130)
Grant of exchangeability, redemption and issuance of Class A common stock, 1,109,690 shares	11	—	2,240	—	—	—	—	(2,114)	137
Issuance and redemption of limited partnership units including contingent units	—	—	—	—	—	—	—	—	—
Restricted stock units compensation	—	—	1,518	—	—	—	—	1,206	2,724
Other	—	—	621	—	—	—	(318)	—	303
Balance, June 30, 2020	$1,623	$212	$329,196	$1,050	$(34,894)	$278,130	$(2,604)	$312,099	$884,812

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2020	$1,608	$212	$318,165	$1,461	$(34,894)	$313,112	$—	$340,961	$940,625
Consolidated net income	—	—	—	—	—	8,493	—	6,387	14,880
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(2,286)	—	(2,286)
Cumulative effect of the credit loss standard adoption, net of tax	—	—	—	—	—	(19,023)	—	—	(19,023)
Dividends to common stockholders	—	—	—	—	—	(19,563)	—	—	(19,563)
Preferred dividends on exchangeable preferred partnership units	—	—	—	—	—	(4,889)	—	4,889	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(38,080)	(38,080)
Grant of exchangeability, redemption and issuance of Class A common stock, 1,545,975 shares	15	—	6,663	—	—	—	—	(4,552)	2,126
Issuance and redemption of limited partnership units including contingent units	—	—	425	(411)	—	—	—	893	907
Restricted stock units compensation	—	—	3,322	—	—	—	—	1,601	4,923
Other	—	—	621	—	—	—	(318)	—	303
Balance, June 30, 2020	$1,623	$212	$329,196	$1,050	$(34,894)	$278,130	$(2,604)	$312,099	$884,812

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total
Balance, April 1, 2019	$1,574	$212	$284,054	$3,141	$(486)	$275,589	$456,714	$1,020,798
Consolidated net income	—	—	—	—	—	22,668	9,396	32,064
Dividends to common stockholders	—	—	—	—	—	(17,918)	—	(17,918)
Preferred dividends on exchangeable preferred partnership units	—	—	—	—	—	(3,224)	3,224	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(14,241)	(14,241)
Grant of exchangeability, redemption and issuance of Class A common stock, 949,283 shares	9	—	5,332	—	—	—	(3,673)	1,668
Issuance of limited partnership units including contingent units	—	—	2,363	—	—	—	4,658	7,021
Issuance and redemption of limited partnership units including contingent units	—	—	185	(185)	—	—	—	—
Repurchase of 1,613,032 shares of Class A common stock	—	—	—	—	(13,896)	—	—	(13,896)
Restricted stock units compensation	—	—	1,195	—	—	—	—	1,195
Other	—	—	(688)	—	—	—	—	(688)
Balance, June 30, 2019	$1,583	$212	$292,441	$2,956	$(14,382)	$277,115	$456,078	$1,016,003

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total
Balance, January 1, 2019	$1,570	$212	$285,071	$3,250	$(486)	$277,952	$489,230	$1,056,799
Consolidated net income	—	—	—	—	—	39,572	15,898	55,470
Dividends to common stockholders	—	—	—	—	—	(33,961)	—	(33,961)
Preferred dividends on exchangeable preferred partnership units	—	—	—	—	—	(6,448)	6,448	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(41,521)	(41,521)
Grant of exchangeability, redemption and issuance of Class A common stock, 498,129 shares	13	—	4,760	—	—	—	(18,635)	(13,862)
Issuance of limited partnership units including contingent units	—	—	2,363	—	—	—	4,658	7,021
Issuance and redemption of limited partnership units including contingent units	—	—	294	(294)	—	—	—	—
Repurchase of 1,613,032 shares of Class A common stock	—	—	—	—	(13,896)	—	—	(13,896)
Restricted stock units compensation	—	—	1,466	—	—	—	—	1,466
Other	—	—	(1,513)	—	—	—	—	(1,513)
Balance, June 30, 2019	$1,583	$212	$292,441	$2,956	$(14,382)	$277,115	$456,078	$1,016,003

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Dividends declared per share of common stock	$0.01	$0.10	$0.11	$0.20
Dividends declared and paid per share of common stock	$0.01	$0.10	$0.11	$0.19

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$14,880	$55,470
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on originated mortgage servicing rights	(73,565)	(38,687)
Depreciation and amortization	74,986	61,729
Provision for credit losses on the financial guarantee liability	14,702	—
Provision for doubtful accounts	2,948	1,645
Equity-based compensation and allocation of net income to limited partnership units and FPUs	23,774	53,224
Employee loan amortization	31,926	18,504
Deferred tax provision (benefit)	(24)	956
Non-cash changes in acquisition related earnouts	(11,711)	431
Unrealized loss (gain) on non-marketable investments	26,837	(3,927)
Unrealized (gains) loss on loans held for sale	(25,158)	(25,698)
(Income) loss from an equity method investment	4,116	(4,750)
Realized (gains) loss on marketable securities	2,204	(1,812)
Unrealized (gains) loss on marketable securities	—	(5,110)
Change in valuation of derivative asset	1,339	28,967
Loan originations—loans held for sale	(5,059,288)	(3,498,483)
Loan sales—loans held for sale	4,210,307	3,696,135
Other	3,022	2,045
Consolidated net income (loss), adjusted for non-cash and non-operating items	(758,705)	340,639
Changes in operating assets and liabilities:
Receivables, net	98,188	(14,877)
Loans, forgivable loans and other receivables from employees and partners	(115,783)	(53,809)
Other assets	21,022	(43,491)
Accrued compensation	(99,807)	(41,623)
Accounts payable, accrued expenses and other liabilities	(73,379)	31,771
Payables to related parties	(26,631)	—
Net cash (used in) provided by operating activities	(955,095)	218,610
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(5,850)	(16,203)
Proceeds from the sale of marketable securities	34,591	22,204
Purchase of non-marketable investments	—	(20,100)
Purchases of fixed assets	(11,977)	(10,740)
Purchase of mortgage servicing rights	(200)	(722)
Net cash (used in) provided by investing activities	16,564	(25,561)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	5,059,288	3,498,483
Principal payments on warehouse facilities	(4,204,840)	(3,677,675)
Payments to related parties	—	(3,760)
Settlement of pre-Spin-Off related party receivables	—	33,892
Borrowing of debt	365,000	110,000
Repayment of debt	—	(65,000)
Securities loaned	(36,735)	33,660
Treasury stock repurchases	—	(13,896)
Earnings distributions to limited partnership interests and noncontrolling interests	(74,715)	(93,868)
Dividends to stockholders	(19,563)	(33,961)
Payments on acquisition earn-outs	(1,759)	(2,917)
Payment of deferred financing costs	(2,879)	(81)
Net cash (used in) provided by financing activities	1,083,797	(215,123)
Net increase (decrease) in cash and cash equivalents and restricted cash	145,266	(22,074)
Cash and cash equivalents and restricted cash at beginning of period	221,872	187,406
Cash and cash equivalents and restricted cash at end of period	$367,138	$165,332

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,466	$18,611
Taxes	$58,125	$73,950
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$13,416	$32,117

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

Newmark's Separation and Spin-Off From BGC Partners, Inc.
Newmark was formed initially through the purchase by BGC Partners, Inc. (“BGC Partners” or “BGC”) of Newmark & Company Real Estate, Inc. and certain of its affiliates in 2011. A majority of the voting power of BGC Partners is held by Cantor Fitzgerald, L.P. (“Cantor”).

On December 13, 2017, BGC, BGC Holdings L.P. (“BGC Holdings”), BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. entered into a Separation and Distribution Agreement (as amended on November 8, 2018 and amended and restated on November 23, 2018, the “Separation and Distribution Agreement”). See Note 1 — “Organization and Basis of Presentation” to the Newmark financial statements in Part II, Item 8 of the Newmark Annual Report on Form 10-K for the year ended December 31, 2019, for additional information regarding the transactions effected pursuant to the Separation and Distribution Agreements, including the separation and the pro rata distribution (the "Spin-Off") of Newmark, Newmark Holdings and Newmark OpCo from BGC, BGC Holdings and BGC U.S. OpCo (the “Separation”) and Newmark's initial public offering (“IPO”).

On November 30, 2018 (the “Distribution Date”), BGC completed its previously announced Spin-Off to its stockholders of all of the shares of common stock of Newmark owned by BGC as of immediately prior to the effective time of the Spin-Off, with shares of Newmark Class A common stock distributed to the holders of shares of BGC Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on November 23, 2018 (the “Record Date”), and shares of Newmark Class B common stock distributed to the holders of shares of BGC Class B common stock (consisting of Cantor and CF Group Management, Inc. (“CFGM”)) of record as of the close of business on the Record Date. The Spin-Off was effective as of 12:01 a.m., New York City time, on the Distribution Date.

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

On March 7, 2018, BGC Partners and its operating subsidiaries had purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Holdings Units”) of Newmark Holdings for approximately $242.0 million (the “Investment in Newmark Holdings”). On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata (the “BGC Holdings Distribution”) all of the 1,458,931 Newmark Holdings Units held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings Units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of June 30, 2020, the exchange ratio was 0.9366 shares of Newmark common stock per Newmark Holdings Unit.

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

Nasdaq Monetization Transactions
On June 28, 2013, BGC had sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc. The total consideration received in the transaction included $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year (the “Nasdaq Earn-out”). The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017 as part of the transaction (see Note 7 — “Marketable Securities” for additional information).

Exchangeable Preferred Partnership Units and Nasdaq Forward Contracts
On June 18, 2018 and September 26, 2018, Newmark OpCo issued approximately $175.0 million and $150.0 million of exchangeable preferred partnership units (“EPUs”), respectively, in private transactions to the Royal Bank of Canada (“RBC”) (the “Newmark OpCo Preferred Investment”). Newmark received $266.1 million of cash in 2018 with respect to these transactions. The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock is subject to the special purpose vehicle's (the "SPV's") option to settle the postpaid forward contracts as described below. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through Retained earnings on the accompanying unaudited condensed consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, an SPV that is a consolidated subsidiary of Newmark entered into four variable postpaid forward contracts with RBC (together, the “Nasdaq Forwards”). The SPV is an indirect subsidiary of Newmark whose sole assets are the Nasdaq Earn-outs for 2019 through 2022. The Nasdaq Forwards provide the SPV the option to settle using up to 992,247 Nasdaq shares, to be received by the SPV pursuant to the Nasdaq Earn-out shares to be received (see Note 7 — “Marketable Securities”), or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022.

In September 2019, the SPV notified RBC of its decision to settle the first Nasdaq Forward using the Nasdaq shares the SPV received in November 2019 in exchange for the first tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq Earn-out shares. The fair value of the Nasdaq shares that Newmark received was $98.6 million. As a result of Newmark's settlement election, Newmark reclassified $93.5 million of EPUs from “Noncontrolling interest” to “Accounts payable, accrued expenses and other liabilities” on its unaudited condensed consolidated balance sheets. On December 2, 2019, Newmark settled the first Nasdaq Forward with 898,685 Nasdaq shares, with a fair value of $93.5 million, and Newmark retained 93,562 Nasdaq shares. As of June 30, 2020, Newmark held no Nasdaq shares.

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

Newmark receives administrative services to support its operations, and in return, Cantor and/or BGC allocates certain of its expenses to Newmark. Such expenses represent costs related, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor and/or BGC overhead costs, are included as expenses on the accompanying unaudited condensed consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on a services agreement between Cantor and/or BGC which reflects the utilization of service provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor and or BGC. Actual costs that would have been incurred if Newmark had performed the services itself would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure (see Note 27 — “Related Party Transactions” for an additional discussion of expense allocations).

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

Further, Newmark previously presented expenses incurred on behalf of customers for certain management services subject to reimbursement on a net basis within expenses. Under the new revenue recognition model, Newmark concluded that it controls the services provided by a third-party on behalf of customers and, therefore, acts as a principal under those contracts. As a result, for these service contracts Newmark will present expenses incurred on behalf of customers along with corresponding reimbursement revenue on a gross basis on the accompanying unaudited condensed consolidated statements of operations, with no material impact on net income available to common stockholders.

Newmark elected to adopt the new guidance using a modified retrospective approach applied to contracts that were not completed as of January 1, 2018. Accordingly, the new revenue standard is applied prospectively in Newmark’s financial statements from January 1, 2018 onward.

The new revenue recognition guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP standards, and as a result did not have a material impact on the elements of the accompanying unaudited condensed consolidated statements of operations most closely associated with financial instruments, including Gains from mortgage banking activities/origination, net, and Servicing fees. See Note 13 — “Revenues from Contracts with Customers” for additional information.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the contribution ratio (as hereafter defined), which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of June 30, 2020, the exchange ratio equaled 0.9366.

Redeemable Partnership Interests
Founding/working partners have limited partnership interests (“FPUs”) in BGC Holdings and Newmark Holdings. Newmark accounts for FPUs outside of permanent capital as “Redeemable partnership interests,” on the accompanying unaudited condensed consolidated balance sheets. This classification is applicable to FPUs because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.

FPUs are held by limited partners who are primarily employees of BGC and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the FPUs are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. These quarterly allocations of net income are contingent upon services being provided by the unit holder and are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations to the extent they relate to FPUs held by Newmark employees.

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

Certain of these limited partnership units held by Newmark employees entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards, and in accordance with U.S. GAAP guidance, Newmark records compensation expense for the awards based on the change in value at each reporting date on the accompanying unaudited condensed consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

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

Certain Newmark employees hold non-distribution earning units (e.g. NPSUs and NREUs, collectively “N Units”) that do not participate in quarterly partnership distributions and are not allocated any items of profit or loss. N Units become distribution earning limited partnership units, ratably over a four-year vesting term, if certain revenue thresholds are met at the end of each vesting term.

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

BGC Units
Prior to the Spin-Off, BGC and its operating subsidiaries held limited partnership interests in Newmark Holdings (“BGC Units”). Such BGC Units were reflected as a component of “Noncontrolling interests” on the accompanying unaudited condensed consolidated balance sheets. BGC received quarterly allocations of net income (loss) on BGC Units, which were reflected as a component of “Net income (loss) attributable to noncontrolling interests” on the accompanying unaudited condensed consolidated statements of operations. In conjunction with the Spin-Off, such units were either exchanged for shares of Newmark Class A and Class B shares that were distributed to BGC Stockholders in the Spin-Off, or distributed to the partners of BGC Holdings in the BGC Holdings Distribution (see Note 1 — “Organization and Basis of Presentation”).

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

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of June 30, 2020 are exchangeable for 22.7 million shares of Newmark Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the exchange ratio at that time. As of June 30, 2020, the exchange ratio equaled 0.9366.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies,” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2019. Other than the following, there were no significant changes made to Newmark’s significant accounting policies during the three and six months ended June 30, 2020.

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

Financial guarantee liability
Newmark's adoption of ASC 326 impacted the reserving methodology for the loss-sharing guarantee provided to Fannie Mae under the DUS Program. The expected credit loss is modeled based on Newmark's historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the loss sharing guarantee liability of $17.9 million through beginning stockholders' equity on January 1, 2020.

Receivables
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from its customers. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the reserves of $4.3 million through beginning stockholder's equity. During the during the three months ended March 31, 2020, there was an increase in the reserve by $2.8 million.

Loans, Forgivable Loans and Other Receivables from Employees and Partners
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period, and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As a result of the adoption of ASC 326, Newmark recorded a pre-tax reserves of $3.7 million through beginning stockholders' equity on January 1, 2020. No additional reserves were recorded during the three and six months ended June 30, 2020.

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

Segment:
Newmark has a single operating segment. Newmark is a real estate services firm offering services to commercial real estate tenants, investors, owners, occupiers, developers, leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. The chief operating decision-maker regardless of geographic location evaluates the operating results of Newmark as total real estate services and allocates resources accordingly. Newmark recognized revenues as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Leasing and other commissions	$120,079	$217,381	$260,517	$389,852
Capital markets commissions	52,959	128,750	180,882	231,547
Gains from mortgage banking activities/origination, net	69,071	45,091	119,494	76,437
Management services, servicing fees and other	141,609	160,256	306,754	301,298
Revenues	$383,718	$551,478	$867,647	$999,134

(4)	Acquisitions

In January 2020, Newmark completed the acquisition of certain assets of Hopkins Appraisal Services, a national leader in the valuation of restaurants and retail petroleum facilities.

For the six months ended June 30, 2020, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Purchase Price
Cash and stock issued at closing	$6,249
Contingent consideration	3,590
Total	$9,839

Allocations
Goodwill	$6,294
Other intangible assets, net	2,700
Receivables, net	796
Fixed Assets, net	134
Other assets	29
Accounts payable, accrued expenses and other liabilities	(114)
Total	$9,839

The total consideration for the acquisition during the six months ended June 30, 2020 was $9.8 million in total fair value, comprising cash of $5.9 million and $0.4 million of RSUs. The total consideration included contingent consideration of 104,653 RSUs (with an acquisition date fair value of $1.3 million), and $2.2 million in cash that may be issued contingent on certain targets being met through 2022. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of $6.3 million, of which $2.4 million is deductible by Newmark for tax purposes.

This acquisition was accounted for using the purchase method of accounting. The results of operations of the acquisition have been included on the accompanying unaudited condensed consolidated financial statements subsequent to the date of acquisition, which in aggregate contributed $1.4 million and $3.3 million to Newmark’s revenues for the three and six months ended June 30, 2020.

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

The total consideration for acquisitions during the year ended December 31, 2019 was $56.9 million in total fair value, comprising cash and Newmark Holdings partnership units. The total consideration included contingent consideration of 327,692 Newmark Holdings partnership units (with an acquisition date fair value of $2.7 million), and $15.3 million in cash that may be issued contingent on certain targets being met through 2021. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of $43.8 million, of which $29.7 million is deductible by Newmark for tax purposes.

The 2019 acquisitions were accounted for using the purchase method of accounting. The results of operations of these acquisitions have been included on the accompanying unaudited condensed consolidated financial statements subsequent to their respective dates of acquisition, which in aggregate contributed $1.7 million to Newmark’s revenue for the three and six months ended June 30, 2019.

(5)    Earnings (Loss) Per Share and Weighted-Average Shares Outstanding

U.S. GAAP guidance — Earnings (Loss) Per Share provides guidance on the computation and presentation of earnings (loss) per share (“EPS”). Basic EPS excludes dilution and is computed by dividing Net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to Newmark’s outstanding common stock, FPUs, limited partnership units and Cantor units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). In addition, in relation to the Newmark OpCo Preferred Investment, the EPUs issued in June 2018 and September 2018 are entitled to a preferred payable-in-kind dividend which is recorded as accretion to the carrying amount of the EPUs and is a reduction to net income available to common stockholders for the calculation of Newmark’s basic earnings per share and fully diluted earnings per share.

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings (loss) per share:
Net income (loss) available to common stockholders (1)	$(2,131)	$19,444	$3,604	$33,124
Basic weighted-average shares of common stock outstanding	178,523	178,754	178,034	178,683
Basic earnings (loss) per share	$(0.01)	$0.11	$0.02	$0.19

(1)
Includes a reduction for dividends on preferred stock or exchangeable preferred partnership units in the amount of $2.4 million and $4.9 million for the three and six months ended June 30, 2020, respectively, and $3.2 million and $6.4 million for the three and six months ended June 30, 2019 (see Note 1 — “Organization and Basis of Presentation”).

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fully diluted earnings (loss) per share:
Net income (loss) available to common stockholders	$(2,131)	$19,444	$3,604	$33,124
Allocations of net income (loss) to limited partnership interests in Newmark Holdings, net of tax	—	3,864	—	—
Net income (loss) for fully diluted shares	$(2,131)	$23,308	$3,604	$33,124
Weighted-average shares:
Common stock outstanding	178,523	178,754	178,034	178,683
Partnership units (1)	—	28,769	—	—
RSUs (Treasury stock method)	—	228	442	324
Newmark exchange shares	—	399	234	427
Fully diluted weighted-average shares of common stock outstanding	178,523	208,150	178,710	179,434
Fully diluted earnings (loss) per share	$(0.01)	$0.11	$0.02	$0.18

(1)
Partnership units collectively include founding/working partner units, limited partnership units, and Cantor and BGC units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three and six months ended June 30, 2020, 97.5 million and 90.7 million potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three and six months ended June 30, 2020 included 86.9 million limited partnership units and 10.6 million RSUs, respectively, and 85.7 million limited partnership units and 5.0 million RSUs, respectively. For the three and six months ended June 30, 2019, 62.9 million and 90.9 million potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three and six months ended June 30, 2019 were substantially all limited partnership units.

(6)    Stock Transactions and Unit Redemptions

As of June 30, 2020, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.
Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares outstanding at beginning of period	156,701,746	157,422,916	156,265,461	156,916,336
Share issuances:
LPU redemption/exchange (1)	827,847	747,846	1,009,719	1,122,776
Issuance of Class A common stock for Newmark RSUs	281,843	51,406	536,256	174,605
Other	—	70,391	—	78,842
Treasury stock repurchases	—	(1,613,032)	—	(1,613,032)
Shares outstanding at end of period	157,811,436	156,679,527	157,811,436	156,679,527

(1)
Because they were included in the Newmark’s fully diluted share count, if dilutive, any exchange of LPUs into Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of June 30, 2020 and 2019, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases
On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark Class A common stock and purchases of limited partnership interests or other equity interests in Newmark's subsidiaries up to $200 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. As of June 30, 2020, Newmark had repurchased 4.6 million shares of Class A common stock at an average price of $9.32. As of June 30, 2020, Newmark had $157.4 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's share repurchase activity during 2020, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of Newmark's publicly announced repurchase program and the approximate value that may yet be purchased under such program (in thousands except share and per share amounts):

Period	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Balance, January 1, 2020	4,568,002	$9.32	4,568,002	$157,413
January 1, 2020 - March 31, 2020	—	—	—	—
April 1, 2020 - June 30, 2020	—	—	—	—
Total	4,568,002	$9.32	4,568,002	$157,413

Redeemable Partnership Interests
The changes in the carrying amount of FPUs as of June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020	December 31, 2019
Balance at beginning of period:	$21,517	$26,170
Income allocation	6	5,288
Distributions of income	—	(5,355)
Redemptions	(280)	(927)
Issuance and other	—	(3,659)
Balance at end of period	$21,243	$21,517

(7)     Marketable Securities

On June 28, 2013, BGC sold certain assets of eSpeed, its on-the-run business, to Nasdaq. The total consideration received by BGC in the transaction included the Nasdaq Earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The Nasdaq Earn-out was excluded from the initial gain on the divestiture and is recognized in income as it is realized and earned when these contingent events have occurred, consistent with the accounting guidance for gain contingencies. BGC transferred the remaining rights under the Nasdaq Earn-out to Newmark on September 28, 2017. Any Nasdaq shares that were received by BGC prior to September 28, 2017 were not transferred to Newmark.

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

Newmark sold 343,562 of the Nasdaq shares during the three months ended March 31, 2020 and 250,000 and 150,000 for the three and six months ended June 30, 2019, respectively. Newmark received gross proceeds of $34.6 million during the three and six months ended June 30, 2020 and $13.1 million and $22.2 million during the three and six months ended June 30, 2019, respectively, on the Nasdaq shares sold. Newmark recognized a loss on the sale of these shares of $2.2 million for the three and six months ended June 30, 2020 and a gain of $1.9 million and $1.8 million for the three and six months ended June 30, 2019, respectively. Newmark did not record unrealized gains or losses on the mark-to-market of these securities for the three and six months ended June 30, 2020. Newmark recorded unrealized gains on the mark-to-market of these securities of $1.2 million and $5.1 million for the three and six months ended June 30, 2019, respectively. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations. As of June 30 2020, Newmark held no Nasdaq shares. As of December 31, 2019, Newmark held $36.8 million of Nasdaq shares, included in “Marketable securities” on the accompanying unaudited condensed consolidated balance sheets (see Note 20 — “Securities Loaned”).

(8)	Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. Newmark recognized equity (loss) income of $(4.1) million and $4.8 million for the three and six months ended June 30, 2020 and 2019, respectively. Newmark did not receive any distributions for the three and six months ended June 30, 2020 and 2019, respectively. Newmark received distributions of $8.6 million for the year ended December 31, 2019. The carrying value of these investments was $95.9 million and $100.0 million as of June 30, 2020 and December 31, 2019, respectively, and is included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

For the three and six months ended June 30, 2020, Newmark recorded an unrealized loss of $10.0 million and $26.8 million related to these investments, respectively. Newmark recognized an unrealized gain of $3.9 million for the three and six months ended June 30, 2019 as a result of changes in the fair value of its instruments. Newmark did not record realized gains or losses for the three and six months ended June 30, 2020 and 2019, respectively. The unrealized loss is included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. The carrying value of these investments was $67.3 million and $94.1 million and is included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively.

(9)	Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of June 30, 2020 and December 31, 2019, Newmark had met all capital requirements. As of June 30, 2020, the most restrictive capital requirement was the net worth requirement of the Federal National Mortgage Association (“Fannie Mae”). Newmark exceeded the minimum requirement by $343.1 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of June 30, 2020 and December 31, 2019, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of June 30, 2020 and December 31, 2019, outstanding borrower advances were $1.0 million and $0.3 million, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

(10)	Loans Held for Sale, at Fair Value

Loans held for sale, at fair value represent originated loans that are typically financed by short-term warehouse facilities (see Note 21 — “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises”) and sold within 45 days from the date the mortgage loan is funded. Newmark initially and subsequently measures all loans held for sale at fair value on the accompanying unaudited condensed consolidated balance sheets. The fair value measurement falls within the definition of a Level 2 measurement (significant other observable inputs) within the fair value hierarchy. Electing to use fair value allows a better offset of the change in the fair value of the loans and the change in fair value of the derivative instruments used as economic hedges. Loans held for sale had a cost basis and fair value as follows (in thousands):

	Cost Basis	Fair Value
June 30, 2020	$1,064,271	$1,089,429
December 31, 2019	210,116	215,290

As of June 30, 2020 and December 31, 2019, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of June 30, 2020 and December 31, 2019, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. Interest income on loans held for sale was $6.3 million and $6.5 million for the three months ended June 30, 2020 and 2019, respectively, and $12.1 million and $15.1 million for the six months ended June 30, 2020 and 2019, respectively. Interest income on loans held for sale is included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations. Gains for the fair value adjustments on loans held for sale were $10.9 million and $12.4 million for the three months ended June 30, 2020 and 2019, respectively, and $25.2 million and $25.7 million for the six months ended June 30, 2020 and 2019, respectively. These gains were included in “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations.

(11)	Derivatives

Newmark accounts for its derivatives at fair value and recognizes all derivatives as either assets or liabilities on the accompanying unaudited condensed consolidated balance sheets. In its normal course of business, Newmark enters into commitments to extend credit for mortgage loans at a specific rate (rate lock commitments) and commitments to deliver these loans to third-party investors at a fixed price (forward sale contracts). In addition, Newmark has entered into the Nasdaq Forwards (see Note 1 — “Organization and Basis of Presentation”) that are accounted for as derivatives.

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	As of June 30, 2020			As of December 31, 2019
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$50,170	$1,114	$390,213	$32,035	$12,124	$1,396,827
Nasdaq Forwards	24,730	—	267,480	26,502	—	267,480
Forward sale contracts	2,325	50,617	1,454,484	14,389	13,537	1,606,943
Total	$77,225	$51,731	$2,112,177	$72,926	$25,661	$3,271,250

(1)	Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $0.5 million and $0.2 million of income for the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $1.9 million of expenses for the six months ended June 30, 2020 and 2019, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts which are included on the unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gain (loss) recognized in income for derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Derivatives not designed as hedging instruments:
Nasdaq Forwards	Other income (loss), net	$(22,945)	$(15,638)	$(1,772)	$(28,967)
Rate lock commitments	Gains from mortgage banking activities/originations, net	(10,208)	14,292	49,955	21,379
Rate lock commitments	Compensation and employee benefits	512	211	(899)	(1,856)
Forward sale contracts	Gains (loss) from mortgage banking activities/originations, net	29,388	(20,784)	(48,292)	(24,416)
Total		$(3,253)	$(21,919)	$(1,008)	$(33,860)

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the “Accounts payable, accrued expenses and other liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

(12)	Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability

Newmark is a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provides Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss sharing (see Note 23 — “Financial Guarantee Liability”) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman will also reimburse Newmark for any losses incurred due to violation of underwriting and servicing agreements that occurred prior to March 9, 2012. For the three and six months ended June 30, 2020 and 2019, there were no reimbursements under the CEA.

Credit enhancement receivable
Newmark's servicing portfolio consisted of the following loss-sharing components (in thousands):

	June 30, 2020	December 31, 2019
Total credit risk loan portfolio	$21,466,665	$20,209,577
Maximum DB Cayman credit protection	28,994	29,253

Maximum pre-credit enhancement loss exposure	$6,315,566	$5,835,163
Maximum DB Cayman credit protection	9,665	9,751
Maximum loss exposure without any form of credit protection	$6,305,901	$5,825,412

As of June 30, 2020 and December 31, 2019, there were no credit enhancement receivables.

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

Contingent liability
Under the CEA, Newmark is required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25.0 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. Contingent liabilities as of June 30, 2020 and December 31, 2019 were $12.2 million and $11.8 million, respectively and are included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

(13)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues from contracts with customers:
Leasing and other commissions	$120,079	$217,381	$260,517	$389,852
Capital markets commissions	52,959	128,750	180,882	231,547
Management services	105,097	117,472	230,667	215,560
Total	278,135	463,603	672,066	836,959
Other sources of revenue(1):
Gains from mortgage banking activities/originations, net	69,071	45,091	119,494	76,437
Servicing fees and other	36,512	42,784	76,087	85,738
Total	$383,718	$551,478	$867,647	$999,134

(1)	Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASU No. 2014-9.

Disaggregation of revenues
Newmark’s chief operating decision-maker, regardless of geographic location, evaluates the operating results, including revenues, of Newmark as total real estate (see Note 3 — “Summary of Significant Accounting Policies” for further discussion).

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2020 and December 31, 2019 was $2.3 million and $4.2 million, respectively. During the six months ended June 30, 2020 and 2019, Newmark recognized revenue of $1.9 million and $1.2 million, respectively, that was recorded as deferred revenue at the beginning of the period.

(14)	Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consists of the following activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fair value of expected net future cash flows from servicing recognized at commitment, net	$42,128	$24,856	$71,475	$41,234
Loan originations related fees and sales premiums, net	26,943	20,235	48,019	35,203
Total	$69,071	$45,091	$119,494	$76,437

(15)	Mortgage Servicing Rights, Net

The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Servicing Rights	2020	2019	2020	2019
Beginning Balance	$449,391	$413,004	$432,666	$416,131
Additions	34,598	21,433	73,565	38,687
Purchases from an affiliate	108	424	200	722
Amortization	(23,624)	(21,436)	(45,958)	(42,115)
Ending Balance	$460,473	$413,425	$460,473	$413,425

Valuation Allowance
Beginning Balance	$(36,578)	$(6,044)	$(19,022)	$(4,322)
Decrease (increase)	(663)	(6,598)	(18,219)	(8,320)
Ending Balance	$(37,241)	$(12,642)	$(37,241)	$(12,642)
Net Balance	$423,232	$400,783	$423,232	$400,783

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Servicing fees	$28,250	$25,977	$54,915	$51,608
Escrow interest and placement fees	727	5,624	4,119	10,987
Ancillary fees	1,283	4,131	3,524	7,315
Total	$30,260	$35,732	$62,558	$69,910

Newmark’s primary servicing portfolio at June 30, 2020 and December 31, 2019 was $62.8 billion and $59.9 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $2.4 billion at June 30, 2020 and December 31, 2019, respectively.

The estimated fair value of the MSRs at June 30, 2020 and December 31, 2019 was $448.4 million and $441.7 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flows assumptions used are based on assumptions Newmark believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. The discount rates used in measuring fair value for the six months ended June 30, 2020 and the year ended December 31, 2019 were between 6.1% and 13.5%, and 3.0% and 13.5%, respectively, and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $12.1 million and $23.7 million, respectively, at June 30, 2020 and by $11.9 million and $23.3 million, respectively, at December 31, 2019.

(16)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2019	$515,321
Acquisitions	43,804
Measurement period adjustments	(1,211)
Balance, December 31, 2019	557,914
Acquisitions	6,294
Measurement period adjustments	(4,305)
Balance, June 30, 2020	$559,903

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2019, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	June 30, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	10,913	(9,379)	1,534	0.3
Non-contractual customers	30,131	(7,884)	22,247	7.2
License agreements	4,981	(3,779)	1,202	0.1
Non-compete agreements	7,067	(2,921)	4,146	0.8
Contractual customers	3,052	(1,380)	1,672	0.4
Below market leases	941	(180)	761	0.3
Total	$73,825	$(25,523)	$48,302	5.2

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	10,511	(9,070)	1,441	0.1
Non-contractual customers	24,262	(6,109)	18,153	7.4
License agreements	4,981	(3,288)	1,693	0.1
Non-compete agreements	6,953	(2,434)	4,519	0.8
Contractual customers	3,052	(1,177)	1,875	0.5
Below market leases	941	(136)	805	0.3
Total	$67,440	$(22,214)	$45,226	4.9

Intangible amortization expense for the three months ended June 30, 2020 and 2019 was $1.7 million and $1.3 million, respectively, and $3.4 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

The estimated future amortization of definite life intangible assets as of June 30, 2020 was as follows (in thousands):

2020	$4,053
2021	6,907
2022	4,803
2023	4,262
2024	3,404
Thereafter	8,133
Total	$31,562

(17)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Leasehold improvements and other fixed assets	$127,102	$119,682
Software, including software development costs	29,082	28,063
Computer and communications equipment	25,071	23,028
Total, cost	181,255	170,773
Accumulated depreciation and amortization	(78,654)	(72,757)
Total, net	$102,601	$98,016

Depreciation expense for the three months ended June 30, 2020 and 2019 was $3.4 million and $4.4 million, respectively, and $8.3 million and $9.3 million for the six months ended June 30, 2020 and 2019, respectively. Newmark recorded an impairment charge of $1.3 million for the three months ended March 31, 2020 for internally developed software. Newmark did not record impairments for the three months ended June 30, 2020. The impairment charge is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. There were no impairment charges for the three and six months ended June 30, 2019.

Capitalized software development costs for the three months ended June 30, 2020 and 2019 were $0.8 million and $1.6 million, respectively, and $2.1 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively. Amortization of software development costs totaled $0.2 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, and $0.6 million and $1.1 million for the six months ended June 30, 2020 and 2019, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

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

Operating lease costs were $12.5 million and $11.7 million for the three months ended June 30, 2020 and 2019, respectively, and $25.0 million and $22.6 million for the six months ended June 30, 2020 and 2019, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the six months ended June 30, 2020 and 2019 included payments of $23.9 million and $21.8 million for operating lease liabilities, respectively. As of June 30, 2020 and December 31, 2019, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three and six months ended June 30, 2020 and 2019, Newmark had short-term lease expense of $0.3 million and $0.5 million, respectively, and $0.7 million and $1.3 million respectively, and sublease income of $0.3 million and $0.4 million, respectively, and $0.2 million and $0.4 million, respectively.

The weighted-average discount rate as of June 30, 2020 and December 31, 2019 was 7.24% and the remaining weighted-average lease term was 8.4 years and 8.8 years, respectively.

As of June 30, 2020 and December 31, 2019, Newmark had operating lease ROU assets of $191.2 million and $201.7 million, respectively, and operating lease ROU liabilities of $29.4 million and $27.2 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $215.5 million and $227.9 million, respectively, recorded in “Right-of-use liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended June 30, 2020 and 2019 were $12.5 million and $12.0 million, respectively, and $25.0 million and $23.7 million for the six months ended June 30, 2020 and 2019, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2032. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements were as follows (in thousands):

	June 30, 2020	December 31, 2019
2020	$23,341	$44,709
2021	43,420	42,612
2022	40,144	39,812
2023	38,559	38,210
2024	35,973	35,602
Thereafter	146,778	146,463
Total lease payments	328,215	347,408
Less: Interest	83,310	92,282
Present value of lease liability	$244,905	$255,126

(19)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Derivative assets	$54,829	$51,021
Prepaid expenses	11,183	15,251
Other taxes	10,140	22,483
Rent and other deposits	1,623	1,703
Other	1,235	736
Total	$79,010	$91,194

Other assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Deferred tax assets	$190,621	$182,781
Equity method investment	95,850	99,966
Non-marketable investments	67,275	94,113
Derivative assets	22,397	21,905
Other	7,193	9,133
Total	$383,336	$407,898

(20)    Securities Loaned

As of June 30, 2020, Newmark did not have Securities loaned with Cantor. As of December 31, 2019, Newmark had Securities loaned with Cantor of $36.7 million. The market value of the Securities loaned as of December 31, 2019 was $36.8 million.

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

Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at June 30, 2020	Balance at December 31, 2019	Stated Spread to One-Month LIBOR	Rate Type
Warehouse facility due October 9, 2020(1)	$1,000,000	$—	$850,685	$34,125	115 bps	Variable
Warehouse facility due June 16, 2021(2)	450,000	—	94,249	16,759	115 bps - 150 bps	Variable
Warehouse facility due September 25, 2020	200,000	—	48,587	8,097	115 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	70,575	150,667	105 bps	Variable
Total	$1,650,000	$400,000	$1,064,096	$209,648

(1)
A warehouse line was temporarily increased by $200 million for the period June 1, 2020 to July 16, 2020. A warehouse line was temporarily increased by $400 million for the period June 29, 2020 to August 29, 2020.

(2)
A warehouse line established a $125 million sublimit line of credit to fund potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month LIBOR plus 200 bps. There were no outstanding draws outstanding under this sublimit at June 30, 2020.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019.

The borrowing rates on the warehouse facilities are based on short-term LIBOR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
6.125% Senior Notes	$541,565	$540,377
Credit Facility	412,063	48,917
Total	$953,628	$589,294

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

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	June 30, 2020	December 31, 2019
Principal balance	$550,000	$550,000
Less: debt issue cost	4,330	4,972
Less: debt discount	4,105	4,651
Total	$541,565	$540,377

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense	8,697	8,680	17,390	17,357
Debt issue cost amortization	321	321	642	640
Debt discount amortization	275	258	546	513
Total	$9,293	$9,259	$18,578	$18,510

Debt Repurchase Program
On June 16, 2020, the Newmark Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by Newmark of up to $50.0 million of Newmark’s 6.125% Senior Notes and any future debt securities issued by the Company (collectively, “Company debt securities”).

As of June 30, 2020, Newmark had $50.0 million remaining under its debt repurchase authorization.

Credit Facility
On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provided for a $250.0 million three-year unsecured senior revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility bore an annual interest rate equal to, at Newmark’s option, either (a) LIBOR for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 2.0% with respect to LIBOR borrowings and can range from 1.25% to 2.25% in (a) above and was 1.00% with respect to base rate borrowings and can range from 0.25% to 1.25% in (b) above, depending upon Newmark’s credit rating. The Credit Facility also provides for an unused facility fee.

On February 26, 2020, Newmark entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”), increasing the size of the Credit Facility to $425.0 million (the “Amended Credit Facility”) and extending the maturity date to February 26, 2023. The annual interest rate on the Amended Credit Facility was reduced to LIBOR plus 1.75%, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.

On March 16, 2020, Newmark entered into a second amendment to the Credit Agreement (the “Second Amended Credit Agreement”), increasing the size of the Amended Credit Facility to $465.0 million and extending the maturity date to February 26, 2023 (the "Second Amended Credit Facility"). The annual interest rate on the Second Amended Credit Facility is LIBOR plus 1.75%, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.

Details of the Second Amended Credit Facility are as follows (in thousands):

	June 30, 2020	December 31, 2019
Principal balance	$415,000	$50,000
Less: Debt issue cost	2,937	1,083
Total	$412,063	$48,917

As of June 30, 2020 and 2019, borrowings under the Credit Facility carried an interest rate of 1.94% and 4.41%, with a weighted-average interest rate of 2.83% and 4.41%, respectively. Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense and amortization of debt issue costs of the Second Amended Credit Facility, included in “Interest (expense) income, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense	$2,339	$603	$3,969	$715
Debt issue cost amortization	275	141	461	283
Unused facility fee	32	149	141	329
Total	$2,646	$893	$4,571	$1,327

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

At June 30, 2020, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $21.5 billion with a maximum potential loss of $6.3 billion, of which $9.7 million is covered by the Credit Enhancement Agreement. At December 31, 2019, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $20.2 billion with a maximum potential loss of approximately and $5.8 billion, of which and $9.8 million was covered by the Credit Enhancement Agreement (see Note 12 — “Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability”).

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the three and six months ended June 30, 2020, there was an increase in the reserve by $0.2 million and $14.7 million, respectively. A loan is considered to be delinquent once it is 60 days past due. As of June 30, 2020, there were no delinquent loans in the credit risk portfolio.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2019	$15
Impact of adopting ASC 326	17,935
Provision for expected credit losses	14,480
Balance, March 31, 2020	$32,430
Provision for expected credit losses	222
Balance, June 30, 2020	$32,652

(24)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 23 — “Financial Guarantee Liability”). As of June 30, 2020, 20% and 15% of $6.3 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2019, 21% and 16% of $5.8 billion of the maximum loss was for properties located in California and Texas, respectively.

(25)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $931.0 million and $925.0 million as of June 30, 2020 and December 31, 2019, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Nasdaq Forwards	$—	$—	$24,730	$24,730
Loans held for sale, at fair value	—	1,089,429	—	1,089,429
Rate lock commitments	—	—	50,170	50,170
Forward sale contracts	—	—	2,325	2,325
Total	$—	$1,089,429	$77,225	$1,166,654
Liabilities:
Contingent consideration	$—	$—	$33,567	$33,567
Rate lock commitments	—	—	1,114	1,114
Forward sale contracts	—	—	50,617	50,617
Total	$—	$—	$85,298	$85,298

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$36,795	$—	$—	$36,795
Nasdaq Forwards	—	—	26,502	26,502
Loans held for sale, at fair value	—	215,290	—	215,290
Rate lock commitments	—	—	32,035	32,035
Forward sale contracts	—	—	14,389	14,389
Total	$36,795	$215,290	$72,926	$325,011
Liabilities:
Contingent consideration	$—	$—	$45,172	$45,172
Rate lock commitments	—	—	12,124	12,124
Forwards sale contracts	—	—	13,537	13,537
Total	$—	$—	$70,833	$70,833

There were no transfers among Level 1, Level 2 and Level 3 for the three and six months ended June 30, 2020 and 2019.

Level 3 Financial Assets and Liabilities: Changes in Level 3 Nasdaq Forwards, rate lock commitments, forward sale contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of June 30, 2020
	Opening Balance	Total realized and unrealized gains (losses) included in Net income (loss)	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding as of June 30, 2020
Assets:
Rate lock commitments	$32,035	$50,170	$—	$(32,035)	$50,170	$50,170
Forward sale contracts	14,389	2,325	—	(14,389)	2,325	2,325
Nasdaq Forwards	26,502	(1,772)	—	—	24,730	24,730
Total	$72,926	$50,723	$—	$(46,424)	$77,225	$77,225
	Opening Balance	Total realized and unrealized (gains) losses included in Net income (loss)	Issuances	Settlements	Closing Balance	Unrealized (gains) losses outstanding as of June 30, 2020
Liabilities:
Contingent consideration	$45,172	$(12,263)	$2,221	$(1,563)	$33,567	$84
Rate lock commitments	12,124	1,114	—	(12,124)	1,114	1,114
Forward sale contracts	13,537	50,617	—	(13,537)	50,617	50,617
Total	$70,833	$39,468	$2,221	$(27,224)	$85,298	$51,815

	As of December 31, 2019
	Opening Balance	Total realized and unrealized gains (losses) included in Net income (loss)	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding as of December 31, 2019
Assets:
Rate lock commitments	$6,732	$32,035	$—	$(6,732)	$32,035	$32,035
Forward sale contracts	8,177	14,389	—	(8,177)	14,389	14,389
Nasdaq Forwards	77,619	(51,117)	—	—	26,502	26,502
Total	$92,528	$(4,693)	$—	$(14,909)	$72,926	$72,926
	Opening Balance	Total realized and unrealized (gains) losses included in Net income (loss)	Issuances	Settlements	Closing Balance	Unrealized (gains) losses outstanding as of December 31, 2019
Liabilities:
Contingent consideration	$32,551	$2,287	$14,957	$(4,623)	$45,172	$2,287
Rate lock commitments	7,470	12,124	—	(7,470)	12,124	12,124
Forward sale contracts	9,208	13,537	—	(9,208)	13,537	13,537
Total	$49,229	$27,948	$14,957	$(21,301)	$70,833	$27,948

Quantitative Information About Level 3 Fair Value Measurements
The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

June 30, 2020
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$33,567	Discount rate	0.3%-10.4%	(1)	7.7%
			Probability of meeting earnout and contingencies	0%-100%	(1)	98.5%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$24,730	$—	Implied volatility	37.7% - 41.9%	(2)	41.3%
Forward sale contracts	$2,325	$50,617	Counterparty credit risk	N/A		N/A
Rate lock commitments	$50,170	$1,114	Counterparty credit risk	N/A		N/A

December 31, 2019
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$45,172	Discount rate	0.3%-10.4%		8.6%
			Probability of meeting earnout and contingencies	90%-100%	(1)	98.1%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$26,502	$—	Implied volatility	25.7%-34.8%	(2)	32.2%
Forward sale contracts	$14,389	$13,537	Counterparty credit risk	N/A		N/A
Rate lock commitments	$32,035	$12,124	Counterparty credit risk	N/A		N/A

(1)	Newmark’s estimate of contingent consideration as of June 30, 2020 and December 31, 2019 was based on the acquired business’ projected future financial performance, including revenues.

(2)	The volatility of Newmark’s Nasdaq Forwards is primarily based on the volatility of the underlying Nasdaq stock price.

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
•The assumed gain loss of the expected loan sale to the investor, net of employee benefits;
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

The Nasdaq Forwards are derivatives and, accordingly, are marked to fair value on the accompanying unaudited condensed consolidated statements of operations.  The fair value of the Nasdaq Forwards are determined utilizing the following inputs, as applicable:

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2020 and December 31, 2019, the present value of expected payments related to Newmark’s contingent consideration was $33.6 million and $45.2 million, respectively (see Note 31 — “Commitments and Contingencies”). As of June 30, 2020 and December 31, 2019, the undiscounted value of the payments, assuming that all contingencies are met, would be $63.9 million and $66.4 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $67.3 million and $94.1 million, which were included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(27)    Related Party Transactions

(a)	Service Agreements
Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and/or BGC. Allocated expenses were $5.2 million and $7.2 million for the three months ended June 30, 2020 and 2019, respectively, and $11.0 million and $13.9 million for the six months ended June 30, 2020 and 2019, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of June 30, 2020 and December 31, 2019, the aggregate balance of employee loans was $483.8 million and $403.7 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2020 and 2019 was $17.5 million and $11.1 million, respectively, and $31.9 million and $18.5 million for the six months ended June 30, 2020 and 2019, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Transfer of Employees to Newmark and Other Related Party Transactions
In connection with the expansion of the mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of Cantor's affiliate, Cantor Commercial Real Estate ("CCRE"), transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018, and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million. Newmark recorded $6.9 million and $2.2 million as “Stockholders’ equity” and “Redeemable partnership interests”, respectively, on the unaudited condensed consolidated balance sheets.

In consideration for the Cantor payment, Newmark has agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. As of June 30, 2020 and December 31, 2019, Newmark had $3.3 million and $2.6 million, respectively, included in “Payables to related parties” on the accompanying unaudited condensed consolidated balance sheets, to be returned to Cantor related to this transaction. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees. In July 2020, Newmark paid $3.3 million to Cantor based on the employees’ production.

In February 2019, Newmark's Audit Committee authorized Newmark and its subsidiaries to originate and service GSE loans for Cantor and its affiliates (other than BGC) and service loans originated by Cantor and its affiliates (other than BGC) on prices, rates and terms no less favorable to Newmark and its subsidiaries than those charged by third parties. The authorization is subject to certain terms and conditions, including but not limited to: (i) a maximum amount up to $100.0 million per loan, (ii) a $250.0 million limit on loans that have not yet been acquired or sold to a GSE at any given time, and (iii) a separate $250.0 million limit on originated Fannie Mae Loans outstanding to Cantor at any given time.

(c)Transactions with CCRE
Newmark has a referral agreement in place with CCRE, in which Newmark’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. Newmark recognized $0.1 million and $0.5 million of revenue for the three months ended June 30, 2020 and 2019, respectively, and $0.3 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively, in connection with this revenue-share agreement.

Newmark also has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE for the three and six months ended June 30, 2020 and 2019, respectively.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. For the three and six months ended June 30, 2020, Newmark did not have any revenues from these referrals. For the three and six months ended June 30, 2019, revenues from these referrals were $0.2 million and $0.9 million, respectively. Such revenues are recognized in “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations. These referral fees are net of the broker fees and commissions paid to CCRE. Broker fees and commissions for the three and six months ended June 30, 2019 were $0.1 million and $0.2 million, respectively.

During the three months ended June 30, 2020 and 2019, Newmark purchased the primary servicing rights for $136.3 million and $329.1 million of loans originated by CCRE for $0.1 million and $0.4 million, respectively, and $227.0 million and $447.0 million of loans originated by CCRE for $0.2 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $1.0 million and $1.0 million for the three months ended June 30, 2020 and 2019, respectively, and $1.9 million and $1.9 million for the six months ended June 30, 2020 and 2019, respectively, which was included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

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

On December 19, 2019, the Newmark Compensation Committee approved the right to (i) exchange 552,483 non-exchangeable PSUs held by Mr. Lutnick into 552,483 HDUs (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $7,017,000); and (ii) exchange for cash 602,463 non-exchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $13.25 per unit) for a payment of $7,983,000 for taxes when the PSUs are exchanged.

On December 19, 2019, the Compensation Committee approved the right to (i) exchange 443,872 non-exchangeable PSUs held by Mr. Gosin into 443,872 HDUs (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $5,637,548); and (ii) exchange for cash 539,080 non-exchangeable PPSUs held by Mr. Gosin (which had an average determination price of $9.95 per unit) for a payment of $5,362,452 for taxes when the PSUs are exchanged.

On December 19, 2019, the Compensation Committee approved the cancellation of 145,464 non-exchangeable PSUs held by Mr. Merkel, and the cancellation of 178,179 non-exchangeable PPSUs (which had an average determination price of $10.61 per unit). Additionally, on December 19, 2019, Mr. Merkel exchanged 4,222 already exchangeable PSUs held by him in exchange for Class A common stock. The above transaction resulted in income of $3,791,848 for Mr. Merkel, of which Newmark withheld $1,989,483 for taxes and issued the remaining $1,802,365 in the form of 132,429 net shares of Class A common stock valued at a price of $13.61 per share.

On December 19, 2019, the Compensation Committee approved the right to (i) exchange 5,846 non-exchangeable PSUs held by Mr. Rispoli into 5,846 HDUs (which, based on the closing price of the Class A common stock of $13.61 per share on such date, had a value of $74,250); and (ii) exchange for cash 4,917 Newmark Holdings non-exchangeable PPSUs held by Mr. Rispoli (which had an average determination price of $12.355 per unit) for a payment of $60,750 for taxes when the PSUs are exchanged.

On October 30, 2019, the Newmark Audit and Compensation Committees approved the repurchase from Mr. Merkel of 55,193 shares of Newmark Class A common stock at $10.69 per share, the closing price on October 30, 2019.

On December 19, 2019, the Newmark Audit and Compensation Committees approved the repurchase from Mr. Merkel of 132,429 shares of Newmark Class A common stock at $13.61 per share, the closing price on December 19, 2019.

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of June 30, 2020 and December 31, 2019, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”).

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

Prior to and in connection with the Spin-Off, 14.8 million Newmark Holdings Units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders. On November 30, 2018, pursuant to the BGC Holdings Distribution, BGC Holdings distributed pro rata all of the 1.5 million exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the Spin-Off to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of November 23, 2018 (including Cantor, CFGM and executive officers of BGC and Newmark). The Newmark Holdings Units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 0.4 million Newmark Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the exchange ratio of 0.9793 shares of Newmark common stock per Newmark Holdings Unit (subject to adjustment). As of June 30, 2020, the exchange ratio equaled 0.9366. (See Note 1 — “Organization and Basis of Presentation” for additional information).
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

(d)Other Related Party Transactions
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor (the “Cantor Credit Agreement”). The Cantor Credit Agreement provides for each party to issue loans to the other party at the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1%.  Receivables from related parties were $1.6 million as of June 30, 2020. There were no receivables from related parties as of December 31, 2019. Payables to related parties were $3.9 million and $38.1 million as of June 30, 2020 and December 31, 2019, respectively.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation”, Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 22 — “Long-Term Debt” in Newmark’s consolidated financial statements, included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2019.

On May 15, 2020, the Newmark Audit Committee authorized RKF Retail Holdings LLC, a subsidiary of the Company, to enter into an arrangement to sublease excess space to BGC U.S. OpCo ("BGC"). The sublease commenced on May 15, 2020 and expires on May 31, 2021. Under the terms of the lease, BGC will pay Newmark a fixed rent amount of $1.1 million. In connection with this agreement, Newmark received $0.2 million from BGC for the three and six months ended June 30, 2020.

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

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2020, Newmark had $0.2 million of unrecognized tax benefits which, if recognized, would affect the effective tax rate. As of December 31, 2019, Newmark's unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, all of which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2020, Newmark has not accrued any tax-related interest and penalties.

(29)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$124,905	$189,172
Payroll taxes payable	46,993	45,612
Derivative liability	51,731	25,661
Outside broker payable	56,463	74,280
Credit enhancement deposit	25,000	—
Corporate taxes payable	16,720	69,237
Contingent consideration	19,736	13,107
Total	$341,548	$417,069

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued compensation	$292,141	$278,399
Payroll taxes payable	62,650	41,355
Contingent consideration	13,831	32,065
Credit enhancement deposit	—	25,000
Financial guarantee liability	32,652	15
Total	$401,274	$376,834

(30)	Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 65.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of June 30, 2020, awards with respect to 27.5 million shares have been granted and 372.5 million shares are available for future awards. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

Prior to the Separation, BGC’s Compensation Committee granted various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and exchange rights for shares of BGC Class A common stock upon exchange of BGC Holdings limited partnership units (see Note 2 — “Limited Partnership interests in Newmark Holdings and BGC Holdings”).

As a result of the Separation, limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings. Each holder of BGC Holdings limited partnership interests at that time held a BGC Holdings limited partnership interest and 0.4545 of a corresponding Newmark Holdings limited partnership interest.

The exchange ratio is the number of shares of Newmark common stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit (the exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9366 as of June 30, 2020).

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Issuance of common stock and exchangeability expenses	$306	$21,511	$8,425	$22,172
Allocations of net income to limited partnership units and FPUs (1)	1,104	11,601	1,653	17,915
Limited partnership units amortization	6,011	5,044	7,906	11,377
RSU amortization	3,560	1,197	5,911	1,760
Equity-based compensation and allocations of net income to limited partnership units and FPUs (2)	$10,981	$39,353	$23,895	$53,224

(1)	Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(2)	Reclassifications have been made to previously reported amounts to conform to the new presentation (see Note 1 — “Organization and Basis of Presentation”).

(a)	Limited Partnership Units
A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Units		BGC Units
Balance, January 1, 2019	44,733,487	(1)	61,870,969
Issued	13,813,204		319,586
Redeemed/exchanged units	(2,487,885)		(3,938,134)
Forfeited units/other	4,742,046		(2,198,720)
Balance, December 31, 2019	60,800,852		56,053,701
Issued	5,451,714		1,064,781
Redeemed/exchanged units	(1,314,615)		(1,269,498)
Forfeited units/other	(5,067)		(1,671)
Balance, June 30, 2020	64,932,884		55,847,313

Total exchangeable units outstanding:
December 31, 2019	10,108,598		24,692,695
June 30, 2020	10,527,658		26,071,003

(1)	Includes the pre-IPO Newmark employees share-equivalent limited partnership units in BGC Holdings.

The Limited Partnership Units table above includes both regular and Preferred Units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution (see Note 2 — “Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on Preferred Units). The Limited Partnership table above also includes acquisition-related partnership units. As of June 30, 2020, there were 5.3 million partnership units in Newmark Holdings outstanding, of which 2.2 million units were exchangeable, and 9.6 million partnership units in BGC Holdings outstanding, of which 5.0 million were exchangeable. As of December 31, 2019, there were 5.3 million partnership units in Newmark Holdings outstanding, of which 1.4 million units were exchangeable, and 9.5 million partnership units in BGC Holdings outstanding, of which 2.9 million were exchangeable. A summary of the BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees is as follows:

	Newmark Units	BGC Units
Regular units	60,514,149	54,233,769
Preferred Units	4,418,735	1,613,544
Balance, June 30, 2020	64,932,884	55,847,313

A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current exchange ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
BGC Units	38,552	232,625	187,832	291,625
Newmark Units	26,212	24,466	168,653	54,466
Total	64,764	257,091	356,485	346,091

Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Issuance of common stock and exchangeability expenses	$7	$2,559	$2,481	$3,220

Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	June 30, 2020	December 31, 2019
Notional Value(1)	$253,730	$261,025
Estimated fair value of the post-termination payout(2)	$58,568	$51,378
Outstanding limited partnership units in BGC Holdings	5,397,109	6,251,816
Outstanding limited partnership units in BGC Holdings - unvested	1,133,784	1,508,510
Outstanding limited partnership units in Newmark Holdings	17,820,912	17,097,639
Outstanding limited partnership units in Newmark Holdings - unvested	9,028,859	9,357,822

(1)	Beginning January 1, 2018, Newmark began granting stand-alone limited partnership units in Newmark Holdings to Newmark employees.

(2)
Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets. Liability balance also includes $6.8 million of acquisition related post-termination units.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and seven years from the date of grant. Newmark recognized compensation expense/(benefit) related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Limited partnership units amortization	$6,011	$5,044	$7,906	$11,377

During the six months ended June 30, 2020 and 2019, Newmark did not grant any conversion rights to Newmark employees on outstanding limited partnership units in BGC Holdings or Newmark Holdings, giving the employee the option to convert the limited partnership units to HDUs with a capital balance within BGC Holdings or Newmark Holdings. Generally, HDUs are not considered share-equivalent limited partnership units and are not in the fully diluted share count. The grant of conversion rights to Newmark employees are as follows (in thousands):

	June 30, 2020	December 31, 2019
Notional Value	$193,278	$194,995
Estimated fair value of limited partnership units (1)	$187,646	$182,800

(1)	Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Compensation expense related to these limited partnership units held by Newmark employees was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Issuance of common stock and exchangeability expenses	$299	$18,952	$5,944	$18,952

During the three and six months ended June 30, 2020, Newmark employees were granted 1.4 million and 6.3 million N Units, respectively, that are excluded from the table above, since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income and remain unvested. Upon vesting, which occurs if the certain thresholds are met, the N Units are converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant in the tables above. During the three and six months ended June 30, 2020, 0.9 million and 1.5 million N Units respectively, vested and converted into distribution earning limited partnership units and were therefore included in the fully diluted share count.

(b)	Restricted Stock Units
A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2019	219,887	$13.52	$2,973	2.28	168,675	$9.77	$1,619	0.98
Granted	4,766,611	7.42	35,344		—	—	—
Settled units (delivered shares)	(109,007)	11.70	(1,275)		(107,820)	9.38	(1,011)
Forfeited units	(193,920)	8.67	(1,681)		(14,048)	10.02	(141)
Balance, December 31, 2019	4,683,571	$7.55	$35,361	5.69	46,807	$9.97	$467	0.25
Granted	6,203,624	$8.63	$53,512		7,912	$3.69	$29
Settled units (delivered shares)	(626,788)	$8.00	$(5,015)		(40,642)	$10.35	$(421)
Forfeited units	(48,645)	$8.65	$(421)		(1,063)	$10.52	$(11)
Balance, June 30, 2020	10,211,762	$8.17	$83,437	6.14	13,014	$4.94	$64	1.71

(1)
Beginning January 1, 2018, Newmark began granting stand-alone Newmark RSUs to Newmark employees with the awards vesting ratably over the two- to eight-year vesting period into shares of Newmark Class A common stock.

(2)	RSUs granted to these individuals generally vest over a two to four year period.

The fair value of Newmark and BGC RSUs held by Newmark employees is determined on the date of grant based on the market value (adjusted if appropriate based upon the award’s eligibility to receive dividends), and is recognized, net of the effect of estimated forfeitures, ratably over the vesting period. Newmark uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for RSUs. Each RSU is settled for one share of BGC or Newmark Class A common stock, as applicable, upon completion of the vesting period.

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
RSU amortization	$3,560	$1,197	$5,911	$1,760

As of June 30, 2020, there was $80.5 million total unrecognized compensation expense related to unvested Newmark RSUs and $0.1 million total unrecognized compensation expense related to unvested BGC RSUs.

(c)	Deferred Compensation
Newmark may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The total compensation expense recognized in relation to the deferred cash compensation awards was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020 and December 31, 2019, the total liability for the deferred cash compensation awards was $1.1 million and $1.5 million, respectively, and is included in “Other long-term liabilities” on the unaudited condensed consolidated balance sheets.

See Note 27 — "Related Party Transactions" for compensation related matters for the transfer of CCRE employees to Newmark.

(31)    Commitments and Contingencies

(a)	Contractual Obligations and Commitments
As of June 30, 2020 and December 31, 2019, Newmark was committed to fund approximately $0.5 billion and $1.5 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

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

(32)    Subsequent Events

Second Quarter 2020 Dividend
On August 5, 2020, Newmark’s Board of Directors declared a quarterly qualified cash dividend of $0.01 per share payable on September 14, 2020 to Class A and Class B common stockholders of record as of August 26, 2020. The ex-dividend date will be August 25, 2020.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended June 30, 2020 and 2019. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

Our growth to date has been focused in North America. As of June 30, 2020, we have nearly 5,900 employees, including more than 1,800 revenue-generating producers in over 139 offices in more than 111 cities. In addition, Newmark has licensed its name to 11 commercial real estate providers that operate out of 17 offices in certain locations where Newmark does not have its own offices.

The discussion of our financial results reflects only the business owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the Newmark name in their branding or marketing.

Over the past several years, we expanded our capital markets capabilities through the strategic addition of many prolific, accomplished capital markets producers in key markets throughout the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of $65.2 billion as of June 30, 2020 (of which 3.7% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans. Additionally, over time we expect to see continued growth from our valuation and advisory and property management businesses, particularly in conjunction with our increasingly robust capital markets platform.

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
Business Environment
In early March 2020, COVID-19 was characterized as a global pandemic by the World Health Organization. COVID-19 has spread rapidly across the world, which has resulted in governments and businesses around the world implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, "shelter-in-place" orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a substantial negative impact on businesses around the world and on national and global economies.

As the COVID-19 pandemic unfolded globally, we moved quickly to protect our employees and implemented a work from home policy, all nonessential business travel was banned and corporate events were deferred or canceled. While COVID-19 was primarily limited to specific countries in Asia and Europe in the first two months of the year, the second half of March through June 30, 2020 saw a sharp contraction in the U.S. economy, which triggered a dramatic decline in our business volumes. There continues to be a significant amount of uncertainty around COVID-19 and the measures taken by the federal and state governments in response to this pandemic. Here is a summary of the impact of COVID-19 on our various businesses:

•
U.S. industry leasing and capital markets volumes fell significantly during the quarter due to the impact of COVID-19, which caused widespread disruptions in economic activity and elevated uncertainty for commercial real estate valuations and the outlook for the global economy. We expect our leasing and capital markets volumes to remain muted at least through the end of the third quarter of 2020.

•
The GSEs financed approximately 70 percent of all multifamily originations in 2008 and 2009, according to the Urban Institute, largely because alternative sources of financing pulled back significantly. GSE mortgage originations were strong in the second quarter and we expect volumes to remain healthy through the remainder of the year.

•
Management and consulting businesses performed well during the quarter, as our clients turned to Newmark for advice on their real estate portfolios, including new environmental safety requirements, managing costs associated with implementing these new standards as well as assessing facility and employee readiness as companies plan their return to offices in the wake of the pandemic.

•	Valuation and Advisory revenues declined during the quarter. However, we are seeing signs of stronger demand and pipelines are building into the third quarter of 2020.

Impact of COVID-19 on Employees
Newmark has taken steps that it believes will help its employees during this global pandemic. These policies and practices protect the health, safety and welfare of the Company’s workforce while enabling employees to maintain a high level of performance in compliance with applicable “shelter-in-place” orders. Certain of these items are summarized below.

•	The Company activated its Business Continuity Plan in the first quarter of 2020 and implemented a work from home policy. In all cases, the Company has mandated appropriate social distancing measures;

•
The Company has developed standardized procedures for reopening its offices safely in accordance with state and local regulatory requirements. While we began opening offices at reduced capacity to some employees in  mid-July, a majority of our staff members continue to work  from home, or other remote locations and disaster recovery venues.

•	The Company provides ongoing informational COVID-19 related messages and notices;

•	Where applicable, Newmark has applied and is continuing to apply more frequent and vigorous hygiene and sanitation measures and providing personal protective equipment;

•	Internal and external meetings are conducted virtually or via phone calls;

•	Nonessential business travel has been restricted while personal travel has been discouraged, particularly in areas most affected by the pandemic;

•	Newmark has deferred and is continuing to defer corporate events and participation in industry conferences;

•	If relevant, Newmark has deployed clinical staff internally to support its employees and required self-quarantine;

•	The Company’s medical plans have waived applicable member cost sharing for all diagnostic testing related to COVID-19;

•	Newmark continues to pay medical, dental, vision, and life insurance contributions for furloughed employees;

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

•
The Company has provided and is continuing to provide consulting and advisory services for tenants that need assistance with implementing policies with respect to social distancing, workplace strategy, and portfolio strategies;

•
Newmark has assisted and is continuing to assist clients in determining what their real estate needs will be in the short, medium, and long term and how they can devise and implement related strategies;

•
The Company has enabled and is continuing to enable commercial real estate owners and investors with respect to appraisals and has helped and is continuing to help in select ways for them to preserve and create value. The Company has also helped and is continuing to help them navigate new requirements resulting from the pandemic, including with respect to cleaning, social distancing, and remote working; and

•	Newmark's professionals are in constant communication with many of the largest institutions in the world to discuss debt and asset strategies in this rapidly evolving environment.

Impact of COVID-19 on the Company's Results
Newmark's brokerage revenues declined in the second quarter of 2020, primarily due to lower industry-wide leasing and capital markets volumes. Management services, servicing fees, and other declined due to lower non-fee pass-through revenues and lower interest income on escrow balances, but were otherwise largely unaffected by the pandemic. The declines in brokerage and other revenues were partially offset by gains from mortgage banking activities, which increased due to higher volumes and a more balanced mix of GSE originations.
Certain GAAP expenses have been and may continue to be higher than they otherwise would have due to the pandemic. The impacted items have included and may continue to include:

•	Non-cash amortization of intangibles with respect to acquisitions;

•	Non-cash asset impairment charges with respect to goodwill or other intangible assets;

•	Non-cash mark-to-market adjustments for non-marketable investments;

•	Severance charges incurred in connection with headcount reductions as part of cost savings initiatives;

•
Non-compensation-related charges incurred as part of cost savings initiatives. Such GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives;

•	Newmark’s provisions for non-cash credit reserves under the CECL methodology; and

•	Increased debt as a result of an additional drawdown on the Credit Facility.
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

In response to the impact of the COVID-19 pandemic, we took actions to reduce at least $100 million in expenses for 2020 related to support and operations functions.
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

Debt Credit Agreements
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.937% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. Newmark used the net proceeds to repay the remaining balance of the Converted Term Loan of $133.9 million, the balance of the Intercompany Credit Agreement of $130.5 million, and a portion of the 2019 Promissory Note (as defined below). The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. As of June 30, 2020 and December 31, 2019, the carrying amount of the 6.125% Senior Notes was $541.6 million and $540.4 million, respectively.

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

On March 16, 2020, Newmark entered into a second amendment to the Credit Agreement (the “Second Amended Credit Agreement”), increasing the size of the Credit Facility to $465.0 million and extending the maturity date to February 26, 2023. The interest rate on the Amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch. As of June 30, 2020 and December 31, 2019, the carrying amount of the Credit Facility was $412.1 million and $48.9 million, respectively.

On June 16, 2020, the Company’s Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by the Company in the amount of up to $50.0 million of the Company’s 6.125% Senior Notes and any future debt securities issued by the Company hereafter (collectively, “Company debt securities”). Repurchases of Company debt securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption.

Under the authorization, the Company may make repurchases of Company debt securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of  Company debt securities  through Cantor Fitzgerald & Co. (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time upon customary market terms or commissions.

As of June 30, 2020, the Company had $50.0 million remaining from its debt repurchase authorization.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the CARES Act. The sublimit is now included within the Company’s existing $450 million warehouse facility due June 16, 2021. The advance line will provide 100% of the principal and interest advance payment at a rate of 1-month LIBOR plus 2.00% and will be collateralized by Fannie Mae's commitment to repay advances. Newmark currently has four Fannie Mae loans in forbearance, with $0.3 million of advances outstanding as of May 31, 2020.

On November 30, 2018, Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of June 30, 2020 the Company did not have an outstanding balance under this facility.

Credit Rating
Newmark has a stand-alone BBB+ stable credit rating from JCRA, BBB- stable credit ratings from Fitch Ratings, Inc. and Kroll Bond Rating Agency and a BB+ stable rating from Standard & Poor’s.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of June 30, 2020, the exchange ratio was 0.9366 shares of Newmark common stock per Newmark Holdings unit.

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

Nasdaq Monetization Transactions
On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq. The total consideration received in the transaction included $750.0 million in cash paid upon closing and an Earn-out of up to 14,883,705 shares of Nasdaq common stock to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. Nasdaq generated gross revenues of approximately $4.3 billion in 2019. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. See Note 7 — “Marketable Securities” to our accompanying unaudited condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

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

The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock is subject to the SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on our accompanying unaudited condensed consolidated balance sheets and consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through “Retained earnings” on our accompanying unaudited condensed consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.

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

In September 2019, the SPV notified RBC of its decision to settle the first variable postpaid forward contract using the Nasdaq common stock the SPV received in November 2019 in exchange for the first tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq earn-out shares. The fair value of the Nasdaq common stock that Newmark received was $98.6 million. As a result of Newmark's settlement election, Newmark reclassified $93.5 million of EPUs from “Noncontrolling interest” to “Accounts payable, accrued expenses and other liabilities” on the unaudited condensed consolidated balance sheets. On December 2, 2019, Newmark settled the first variable postpaid forward contract with 898,685 Nasdaq common stock shares, with a fair value of $93.5 million and Newmark retained 93,562 Nasdaq common stock shares. These remaining Nasdaq common stock shares were sold during the three months ended March 31, 2020.

Related Party Transactions
Pre-IPO intercompany agreements
In December 2017, prior to our Separation and IPO, all intercompany arrangements and agreements that were previously approved by the Audit Committee of BGC Partners with respect to BGC Partners and its subsidiaries and Cantor and its subsidiaries were also approved by our Board of Directors with respect to the relationships between us and our subsidiaries and Cantor and its subsidiaries following our IPO on the terms and conditions approved by the BGC Audit Committee during such time that our business was owned by BGC Partners. These arrangements include, but are not limited to, the following: (i) an authorization to provide Cantor real estate and related services, including real estate advice, brokerage, property or facilities management, valuation and advisory and other services; (ii) an authorization to enter into brokerage and similar agreements with respect to the provision of ordinary course brokerage services in circumstances in which such entities customarily provide brokerage services to third-party customers; (iii) an authorization to enter into agreements with Cantor and/or its affiliates, to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions and negotiating and due diligence services in connection with acquisitions and other business strategies in commercial real estate and other businesses from time to time; and (iv) an arrangement to jointly manage exposure to changes in foreign exchange rates. Please see the section entitled “Certain Relationships and Related Transactions, and Director Independence” in the Company's Amendment No.1 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019 filed on April 28, 2020 for a description of these and other approved arrangements.

Transfer of Employees to Newmark
In connection with the expansion of our mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of its affiliate, CCRE, have transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018 and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million. In consideration for the Cantor payment, Newmark has agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. As of June 30, 2020, Newmark has $3.3 million included in “Payables to related parties” on the unaudited condensed consolidated balance sheets, to be returned to Cantor related to this transaction which was subsequently paid in July 2020. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.

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

Our origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency (the “FHFA”). On September 13, 2019, the FHFA revised its industry-wide multifamily loan purchase caps to $200.0 billion combined for the five-quarter period from the fourth quarter of 2019 to the fourth quarter of 2020. These caps on an annualized basis exceed total 2019 GSE volume of $148.5 billion and provide visibility through the end of 2020. Of the $200.0 billion, 37.5% must be loans in the affordable and underserved market segments, as well as loans that finance water and energy efficiency improvements. There is approximately $100.0 billion of lending capacity available under the FHFA caps in the second half of 2020.

Economic Outlook in the United States
COVID-19 adversely affected the economic outlook in the first half of 2020 and the scope and duration of its impact on the U.S. and global economy is highly uncertain and cannot be predicted. The U.S. economy contracted by 32.9% annualized during the second quarter of 2020, according to a preliminary estimate from the U.S. Department of Commerce. The consensus is for U.S. gross domestic product to contract by 5.6% and then grow by 4.7% in 2021 and 3.2% in 2022, according to a recent Wall Street Journal survey of economists. This muted pace of growth expected during the next few years should help keep interest rates and inflation low by historical standards.

According to a preliminary report from the Bureau of Labor Statistics, employers reduced the monthly average of payroll jobs by approximately 4.4 million on a net basis during the second quarter of 2020. The unemployment rate increased to 11.1% in June 2020 from 4.4% in March 2020.

The ten-year Treasury yield declined by approximately 134 basis points to 0.66% as of June 30, 2020 versus the year-earlier date. Ten-year Treasury yields have remained well below their 50-year average of approximately 6.26% due to market expectations that the Federal Open Market Committee (“FOMC”) will maintain a near-zero federal funds rate over the next several years in addition to muted long-term inflation expectations. On June 10, 2020, the FOMC Committee decided to maintain the target range for the federal funds rate at 0 to 0.25%. The Committee expects to maintain this target range until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability goals.

Market Statistics
COVID-19 adversely affected the economic outlook in the second quarter of 2020 and its impact on U.S. and international commercial real estate, GSE multifamily financing and the overall commercial mortgage market is highly uncertain and cannot be predicted. According to Real Capital Analytics (“RCA”), prices for commercial real estate were up by approximately 3.6% year-over-year for the quarter ended June 30, 2020. In the second quarter of 2020, overall U.S. commercial real estate notional sales volumes decreased by approximately 68%. In comparison, our investment sales volumes decreased 58% year-over-year in the second quarter of 2020. Our mortgage brokerage volumes were down 73% year-over-year in the second quarter of 2020 and our total debt volumes were down 53% to $4 billion in the second quarter of 2020 as compared with the second quarter of 2019.

Newmark’s loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volumes increased by approximately 14% year-over-year in the second quarter of 2020. In comparison, Newmark’s combined notional volumes across GSE and FHA multifamily loan originations increased by 23% year-over-year.

According to NKF Research, the unweighted average vacancy rate across office, industrial and retail increased to 8.1% in the second quarter of 2020, up 40 basis points compared with the first quarter of 2020. However, we believe approximately $200.0 billion of industry dry powder and historically low interest rates will serve as a catalyst for capital markets activity once markets stabilize and price discovery begins.

Regulatory Environment
See “—Regulatory Requirements” herein for information related to our regulatory environment.

Liquidity
See “— Financial Position, Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.

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

•
Management Services, Servicing Fees and Other. We provide commercial services to tenants and landlords. In this business, we provide property and facilities management services along with project management, valuation and advisory services and other consulting services, as well as technology, to customers who may also utilize our commercial real estate brokerage services. Servicing fees are derived from the servicing of loans originated by us as well as loans originated by third parties.

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

The adoption of the new guidance did not have a significant impact on our accompanying unaudited condensed consolidated statements of operations, consolidated statements of changes in equity, and consolidated statements of cash flows.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$120,079	31.3%	$217,381	39.4%	$260,517	30.0%	$389,852	39.0%
Capital markets	52,959	13.8	128,750	23.3	180,882	20.8	231,547	23.1
Gains from mortgage banking activities/originations, net	69,071	18.0	45,091	8.2	119,494	13.8	76,437	7.7
Management services, servicing fees and other	141,609	36.9	160,256	29.1	306,754	35.4	301,298	30.2
Total revenues	383,718	100.0	551,478	100.0	867,647	100.0	999,134	100.0
Expenses:
Compensation and employee benefits	230,518	60.1	316,737	57.4	530,775	61.2	580,090	58.1
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	10,860	2.8	39,353	7.1	23,774	2.7	53,224	5.3
Total compensation and employee benefits	241,378	62.9	356,090	64.5	554,549	63.9	633,314	63.4
Operating, administrative and other	61,012	15.9	101,749	18.5	153,293	17.7	189,642	19.0
Fees to related parties	5,205	1.4	7,222	1.3	11,017	1.3	13,947	1.4
Depreciation and amortization	28,946	7.5	33,425	6.1	74,986	8.6	61,729	6.2
Total operating expenses	336,541	87.7	498,486	90.4	793,845	91.5	898,632	90.0
Other income/(loss), net	(36,389)	(9.5)	(3,726)	(0.7)	(34,951)	(4.0)	(13,444)	(1.3)
Income from operations	10,788	2.8	49,266	8.9	38,851	4.5	87,058	8.7
Interest (expense) income, net	(10,056)	(2.6)	(8,081)	(1.5)	(19,085)	(2.2)	(15,780)	(1.6)
Income before income taxes and noncontrolling interests	732	0.2	41,185	7.4	19,766	2.3	71,278	7.1
Provision for income taxes	88	—	9,121	1.6	4,886	0.6	15,808	1.6
Consolidated net income	644	0.2	32,064	5.8	14,880	1.7	55,470	5.5
Less: Net income attributable to noncontrolling interests	330	0.1	9,396	1.7	6,387	0.7	15,898	1.6
Net income available to common stockholders	$314	0.1%	$22,668	4.1%	$8,493	1.0%	$39,572	3.9%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$306	0.1%	$21,511	3.9%	$8,425	$—	$22,172	2.2%
Allocations of net income to limited partnership units and FPUs	1,104	0.3	11,601	2.1	1,653	—	17,915	1.8
Limited partnership units amortization	6,011	1.6	5,044	0.9	7,906	—	11,377	1.1
RSU amortization	3,560	0.9	1,197	0.2	5,911	—	1,760	0.2
Equity-based compensation and allocations of net income to limited partnership units and FPUs (2)	$10,981	2.9%	$39,353	7.1%	$23,895	$—	$53,224	5.3%
(2)Reclassifications have been made to previously reported amounts to conform to the new presentation.

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

Revenues
Leasing and Other Commissions
Leasing and other commission revenues decreased by $97.3 million, or 44.8%, to $120.1 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was largely due to a sharp decline in volumes as a result of the COVID-19 pandemic. We expect leasing volumes to remain muted at least through the end of the third quarter 2020.

Capital Markets
Capital markets revenue decreased by $75.8 million, or 58.9%, to $53.0 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Capital market volumes fell significantly during the quarter due to the impact of the COVID- 19 Pandemic. We expect capital markets volumes to remain muted at least through the end of the third quarter.

Gains from Mortgage Banking Activities/Originations, Net
Gains from mortgage banking activities, net increased by $24.0 million, or 53.2%, to $69.1 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The increase was primarily driven by an increase of GSE originations and product mix.

A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the three months ended June 30, 2020 and 2019, we recognized $42.1 million and $24.9 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue decreased $18.6 million, or 11.6%, to $141.6 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease was due to lower non-fee pass-through revenues of $9.0 million, lower interest income on escrow balances of $4.9 million and lower yield maintenance fees of $2.8 million, partially offset by an increase in servicing fees of $1.7 million.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $86.2 million, or 27.2%, to $230.5 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The decrease in the second quarter of 2020 was directly related to lower commission based revenues and lower employee benefit charges as a result of the cost savings initiatives.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $28.4 million, or 72.2%, to $10.9 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 as a result of lower exchange charges of $21.2 million and lower income allocations of $10.6 million due to less earning in the quarter.

Operating, Administrative and Other
Operating, administrative and other expenses decreased $40.7 million, or 40.0%, to $61.0 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due to our cost saving initiatives.

Fees to Related Parties
Fees to related parties decreased by $2.0 million, or 27.9%, to $5.2 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2020 decreased by $4.5 million, or 13.4%, to $28.9 million as compared to the three months ended June 30, 2019. This decrease was due to a $3.9 million decrease in mortgage servicing rights amortization.

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording,

MSRs are amortized and carried at the lower of amortized cost or fair value. For the three months ended June 30, 2020 and 2019, our expenses included $23.9 million and $27.7 million of MSR amortization, respectively. The MSR amortization decreased due to an impairment in the prior year quarter.

Other Income (loss), Net
Other income (loss), net of $(36.4) million in the three months ended June 30, 2020 resulted from a mark-to-market loss related to the Nasdaq Forwards of $22.5 million, which Nasdaq Forwards is a hedge against potential downside risk from a decline in the share price of Nasdaq's common stock, while allowing the Company to retain all the potential upside from any related share price appreciation related to the annual Nasdaq Earn-out. The value of the Nasdaq Forwards moves inversely with the price of Nasdaq common stock. Additionally, other income, net was negatively impacted by an unrealized loss of $10.0 million relating to non-marketable investments carried under the measurement alternative and $4.0 million of equity losses from Real Estate LP.

Other income (loss), net of $(3.7) million in the three months ended June 30, 2019 is primarily related to mark-to-market losses related to the Nasdaq Forwards of $15.6 million, which was partially offset by equity income from Real Estate LP of $4.8 million, unrealized gains of $3.9 million resulting from non-marketable investments carried under the measurement alternatives and $3.1 million of income on Nasdaq shares.

Interest (Expense) Income, Net
Interest expense, net increased by $2.0 million, or 24.4%, to $10.1 million during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 due to borrowings on our Credit Facility.

Provision for Income Taxes
Provision for income taxes decreased by $9.0 million, or 99.0%, to $0.1 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease was primarily driven by lower pretax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $9.1 million, or 96.5%, to $0.3 million for the three months ended June 30, 2020.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

Revenues
Leasing and Other Commissions
Leasing and other commission revenues decreased by $129.3 million, or 33.2%, to $260.5 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Leasing and other commissions volumes fell significantly beginning in March of 2020 due to the impact of the COVID- 19 pandemic. We expect volumes to remain muted at least through the end of the third quarter.

Capital Markets
Capital markets revenue decreased by $50.7 million, or 21.9%, to $180.9 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Capital market volumes fell significantly beginning in March of 2020 due to the impact of the COVID-19 pandemic. We expect volumes to remain muted at least through the end of the third quarter.

Gains from Mortgage Banking Activities/Originations, Net
Gains from mortgage banking activities, net increased by $43.1 million, or 56.3%, to $119.5 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase was primarily driven by an increase of GSE originations and a more favorable product mix.

A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the six months ended June 30, 2020 and 2019, we recognized $71.5 million and $41.2 million of non-cash gains, respectively, related to OMSRs. As with originations, OMSR gains are also impacted by the product mix and weighted average servicing fees.

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased $5.5 million, or 1.8%, to $306.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This increase was due to increases in valuation and advisory of $10.0 million, non-fee pass-through revenues of $5.6 million and servicing fees of $4.2 million, partially offset by lower escrow earnings of $6.7 million and $3.8 million in lower yield maintenance fees.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $49.3 million, or 8.5%, to $530.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The decrease was primarily due to lower commission based revenues, partially offset by higher compensation related to our management service business earlier in the year.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $29.5 million to $23.8 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 as a result of lower exchange charges of $13.7 million and lower income allocations of $16.4 million due to lower earnings in the quarter.

Operating, Administrative and Other
Operating, administrative and other expenses decreased $36.3 million, or 19.2%, to $153.3 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease was primarily due to the cost savings initiatives, $12.8 million of acquisition related earnout reversals partially offset by a $17.4 million provision related to CECL which was implemented on January 1, 2020.

Fees to Related Parties
Fees to related parties decreased by $2.9 million, or 21.0%, to $11.0 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2020 increased by $13.3 million, or 21.5%, to $75.0 million as compared to the six months ended June 30, 2019. This increase was due to a $13.5 million increase in mortgage servicing rights amortization.

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the six months ended June 30, 2020 and 2019, our expenses included $63.3 million and $49.9 million of MSR amortization, respectively. The MSR amortization increased primarily due to higher impairments as a result of the decline in short term interest rates caused by COVID-19.

Other Income (loss), Net
Other income (loss), net of $(35.0) million in the six months ended June 30, 2020 resulted from an unrealized loss of $26.8 million relating to non-marketable investments carried under the measurement alternative, $4.0 million of equity losses from Real Estate LP and $2.2 million of realized losses from the sale of Nasdaq shares.

Other income (loss), net of $(13.4) million in the six months ended June 30, 2019 is primarily related to the mark-to-market losses related to the Nasdaq Forwards of $29.0 million, which was partially offset by $6.9 million of income on the Nasdaq shares, equity income from Real Estate LP of $4.8 million and unrealized gains of $3.9 million resulting from non-marketable investments carried under the measurement alternative.

Interest (Expense) Income, Net
Interest expense, net increased by $3.3 million, or 20.9%, to $19.1 million during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 increased due to borrowings on the Credit Facility.

Provision for Income Taxes
Provision for income taxes decreased by $10.9 million, or 69.1%, to $4.9 million for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This decrease was primarily driven by lower pretax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $9.5 million, or 59.8%, to $6.4 million for the six months ended June 30, 2020.

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

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019 (1)	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018 (1)
Revenues:
Commissions	$173,038	$268,362	$416,728	$357,908	$346,131	$275,268	$426,431	$319,340
Gains from mortgage banking activities/originations, net	69,071	50,422	49,316	72,332	45,091	31,346	49,501	51,972
Management services, servicing fees and other	141,609	165,146	166,320	156,394	160,256	141,042	155,759	147,497
Total revenues	383,718	483,930	632,364	586,634	551,478	447,656	631,691	518,809
Expenses:
Compensation and employee benefits	230,518	300,257	354,862	341,036	316,737	263,353	342,876	291,382
Equity-based compensation and allocations of net income to limited partnership units and FPUs	10,860	12,914	148,965	56,647	39,353	13,871	99,085	40,776
Total compensation and employee benefits	241,378	313,171	503,827	397,683	356,090	277,224	441,961	332,158
Operating, administrative and other	61,012	92,281	85,918	86,297	101,749	87,893	91,369	84,914
Fees to related parties	5,205	5,812	3,990	7,088	7,222	6,725	6,323	6,644
Depreciation and amortization	28,946	46,039	32,634	36,781	33,425	28,304	29,146	25,873
Total operating expenses	336,541	457,303	626,369	527,849	498,486	400,146	568,799	449,589
Other income (loss), net	(36,389)	1,438	(14,313)	108,711	(3,726)	(9,718)	28,234	93,717
Income (loss) from operations	10,788	28,065	(8,318)	167,496	49,266	37,792	91,126	162,937
Interest expense, net	(10,056)	(9,030)	(8,141)	(8,167)	(8,081)	(7,699)	(14,705)	(11,509)
Income (loss) before income taxes and noncontrolling interests	732	19,035	(16,459)	159,329	41,185	30,093	76,421	151,428
Provision (benefit) for income taxes	88	4,797	(132)	36,760	9,121	6,687	36,862	35,870
Consolidated net income (loss)	644	14,238	(16,327)	122,569	32,064	23,406	39,559	115,558
Less: Net income (loss) attributable to noncontrolling interests	330	6,056	(5,362)	33,871	9,396	6,502	21,800	47,321
Net income (loss) available to common stockholders	$314	$8,182	$(10,965)	$88,698	$22,668	$16,904	$17,759	$68,237

(1)	Amounts include the gains related to the Nasdaq Earn-out associated with the Nasdaq monetization transactions recorded in Other income (loss), net.

Financial Position, Liquidity and Capital Resources

Actions taken in response to COVID-19
In the first quarter of 2020, we took various measures to strengthen our balance sheet and maintain liquidity to withstand the potential impact of the COVID-19 pandemic. In March 2020, we drew down an incremental $180.0 million under the $465.0 million Credit Facility to enhance financial flexibility. We have $415.0 million outstanding under this Credit Facility as of June 30, 2020, leaving us with $50.0 million of remaining availability. Subsequent to June 30, 2020, we paid down $75.0 million on the Credit Facility. We have no debt maturities until 2023. Additionally, dividends to common stockholders have been reduced to $0.01 as approved by our Board of Directors for the second quarter of 2020 and distributions to partners have been reduced comparably. During the first and second quarter of 2020, we did not repurchase any common shares and do not expect to repurchase any shares in the foreseeable future. In addition, we took actions to reduce at least $100 million in expenses for 2020 related to support and operations functions. Collectively, these actions reinforce our ability to maintain financial flexibility during the COVID-19 pandemic and emerge from the crises with market share gains.

Overview
The primary source of liquidity for our business is the cash flow provided by our operations and our off-balance sheet Nasdaq asset.

As of June 30, 2020, we have $306.4 million in cash and cash equivalents and approximately $787.0 million in additional Nasdaq stock (stock value based on the August 5, 2020 closing price) that Newmark expects to receive through 2027.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities, and Nasdaq shares are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of June 30, 2020, our long-term debt consists of our 6.125% Senior Notes with a carrying amount of $541.6 million and $412.1 million outstanding under the Credit Facility.

Financial Position
Total assets at June 30, 2020 were $4,132.2 million as compared to $3,201.6 million at December 31, 2019. The increase of $929.0 million can be attributed to an increase in loans held for sale, at fair value of $874.1 million, an increase in cash and cash equivalents of $142.8 million, an increase in loans, forgivable loans and other receivables from employees and partners of $80.1 million, primarily related to our hiring of industry leading professionals, partially offset by a decrease in receivables, net of $105.7 million, a decrease in marketable securities of $36.8 million, and a decrease in other assets of $24.6 million.

Total liabilities at June 30, 2020 and December 31, 2019 were $3,226.2 million and $2,239.5 million, respectively. The increase of $985.2 million can be attributed to an increase in outstanding borrowings under warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $854.4 million and an increase in long-term debt of $364.3 million, partially offset by a decrease in accrued compensation of $97.6 million, a decrease of $36.7 million in securities loaned and a $109.8 million decrease in other payables.

Liquidity
We expect to generate cash flows from operations to fund our business and to meet our short-term liquidity requirements, which we define as the next twelve months. As of June 30, 2020, our liquidity was $306.4 million. This does not include the approximately $787.0 million in additional Nasdaq stock (stock value based on the August 5, 2020 closing price) that Newmark expects to receive through 2027.

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

•
The pre-sold loans are funded at a 100% advance rate via bank warehouse facilities and are generally held for a period of 30-45 days prior to the consummation of a sale at an annualized carry rate of approximately 50 basis points. As of June 30, 2020, we had $1.7 billion of warehouse loan funding available through multiple banking partners.

We also service loans for Fannie Mae, Freddie Mac, FHA, and various life insurance companies, banks, CMBS and other lenders.

•
We share credit losses on a pari passu basis with Fannie Mae (weighted average loss sharing is approximately 29%) on our $21.5 billion portfolio. In the event of an actual credit loss, all losses are allocated between the two parties based on the contractual loss sharing arrangement. Although we share credit losses on our Fannie Mae DUS portfolio, we view our originated servicing portfolio to be conservative in terms of relevant credit metrics such as debt service coverage, original loan-to-value and market and borrower quality.

Following enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020, Fannie Mae, Freddie Mac and Ginnie Mae announced forbearance of loan payment programs. Newmark only has advancing obligations under Fannie Mae and Ginnie Mae. Effective July 1, 2020, Fannie announced an update to their forbearance of loan payment program:

•
Forbearance may be granted for an additional three months of loan payments (for a total of six months). To be eligible, borrower must be in compliance with existing forbearance and demonstrate a hardship directly related to COVID-19.

•	While the forbearance rate remains difficult to predict, we would be required to advance up to $4.4 million for each 1% increase in the forbearance rate based on the CARES Act forbearance period.

•	As of June 30, 2020, Newmark had five loans totaling $78.1 million in outstanding principal balance where we have $0.5 million in outstanding servicing advances.

•
Newmark has a $125.0 million line of credit with Bank of America within its $450 million warehouse facility to fund principal and interest servicing advances during the forbearance period related to the CARES Act.

•	We have a contractual right to be reimbursed in full by Fannie Mae and Ginnie Mae for all servicer advances made during the COVID-19 forbearance program.

Long-term debt
Long-term debt consisted of the following (in thousands):

	As of June 30, 2020	As of December 31, 2019
6.125% Senior Notes	$541,565	$540,377
Credit Facility	412,063	48,917
Total	$953,628	$589,294

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

Credit Facility
On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent. The Credit Agreement was amended on February 26, 2020 to increase the size of the facility and extend the maturity date to February 26, 2023. The Amended Credit Agreement provides for a $425.0 million three-year unsecured senior revolving credit facility. The Credit Agreement was again amended on March 16, 2020 to increase the size of the facility and extend the maturity date to February 26, 2023. The Amended Credit Agreement provides for a $465.0 million three-year unsecured senior revolving credit facility. As of June 30, 2020, the carrying value of borrowings outstanding under the Amended Credit Agreement was $412.1 million. Borrowings under the Amended Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) London Interbank Offered Rate (“LIBOR”) for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 175 basis points with respect to LIBOR borrowings and (a) above can be 0.50% higher depending upon Newmark’s credit rating. The Amended Credit Facility also provides for an unused facility fee.

Cantor Credit Agreement
On November 30, 2018 Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of June 30, 2020, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of June 30, 2020, Newmark had $1.7 billion of committed loan funding available through three commercial banks and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of June 30, 2020 and December 31, 2019, we had $1.1 billion and $209.6 million outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$(302,694)	$179,177	$(955,095)	$218,610
Add back:
Loan originations - loans held for sale	2,513,573	1,944,040	5,059,288	3,498,483
Loan sales - loans held for sale	(2,152,623)	(2,010,574)	(4,210,307)	(3,696,135)
Unrealized gains on loans held for sale	(10,903)	12,422	25,158	25,698
Net cash provided by operating activities excluding activity from loan originations and sales (1)	$47,353	$125,065	$(80,956)	$46,656
(1)    Includes payments for new hires and producers in the amount of $1.0 million and $61.0 million for the three and six months ended June 30, 2020, respectively, and $14.0 million and $54.0 million for the three and six months ended June 30, 2019, respectively.

Cash Flows for the Six Months Ended June 30, 2020
For the six months ended June 30, 2020, we used $955.1 million of cash for operations. However, excluding activity from loan originations and sales, net cash used by operating activities for the six months ended June 30, 2020 was $81.0 million. We had consolidated net income of $14.9 million, $100.6 million of positive adjustments to reconcile net income to net cash used by operating activities (excluding activity from loan originations and sales) and $196.4 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $115.8 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to hiring, $73.4 million of increases in other payables, and decreases in accrued compensation of $99.8 million, offset by a $98.1 million increase in receivables, net. Cash provided by investing activities was $16.6 million, primarily related to $34.6 million of proceeds from the sale of marketable securities, partially offset by $12.0 million in purchases of fixed assets and $5.9 million of payments for acquisitions, net of cash acquired. We had $1.1 billion of cash provided by financing activities primarily due to net borrowings on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $5.1 billion and borrowing of $365.0 million under the Credit Facility, partially offset by $4.2 billion in principal payments on warehouse facilities, repayments of $36.7 million of securities loaned, distributions to limited partnership interests and other noncontrolling interests of $74.7 million and dividends to stockholders of $19.6 million.

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

Credit Ratings

As of June 30, 2020, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
JCRA	BBB+	Stable
Standard & Poor's	BB+	Stable
Kroll Bond Rating Agency	BBB-	Stable

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

Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying unaudited condensed consolidated financial statements. As of June 30, 2020, Newmark has met all capital requirements. As of June 30, 2020, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $343.1 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of June 30, 2020 and December 31, 2019, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of June 30, 2020 and December 31, 2019, outstanding borrower advances were $1.0 million and $0.3 million, respectively, and are included in “Other assets” in our accompanying unaudited condensed consolidated balance sheets.

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

EQUITY
Repurchase Program
On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark's Class A common stock and purchases of limited partnership interests or other equity interests in Newmark's subsidiaries up to $200 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. During 2020, Newmark did not repurchase any shares of Class A common stock under this program. As of June 30, 2020, Newmark has repurchased 4.6 million shares of Class A common stock at an average price of $9.32. As of June 30, 2020, Newmark had $157.4 million remaining from its share repurchase and unit purchase authorization.

The following table details our share repurchase activity during 2020, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced repurchase program and the approximate value that may yet be purchased under such program (in thousands except share and per share amounts):

Period	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Plan
Balance, January 1, 2020	4,568,002	$9.32	4,568,002	$157,413
January 1, 2020 - March 31, 2020	—	—	—	—
April 1, 2020 - June 30, 2020	—	—	—	—
Total	4,568,002	$9.32	4,568,002	$157,413

Fully Diluted Share Count

Our fully diluted weighted-average share count for the three months ended June 30, 2020 was as follows (in thousands):

Three Months Ended June 30, 2020
Common stock outstanding(1)	178,523
Partnership units(2)	86,867
RSUs (Treasury stock method)	22
Newmark exchange shares	228
Total(3)	265,640

(1)
Common stock consisted of Class A shares and Class B shares. For the year ended June 30, 2020, the weighted-average number of Class A shares was 157.2 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.

(2)
Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units, (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-Q for more information.) In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 22.7 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.

(3)
For the three months ended June 30, 2020, the weighted-average share count includes 97.5 million potentially anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) share count for the three months ended June 30, 2020 was as follows (in thousands):

Three Months Ended June 30, 2020
Common stock outstanding	179,043
Partnership units	85,450
Newmark RSUs	54
Newmark exchange shares	225
Other	378
Total	265,150

Contingent Payments Related to Acquisitions

Newmark completed acquisitions for which contingent cash consideration of $20.3 million. The contingent cash liability is recorded at fair value as deferred consideration on our accompanying unaudited condensed consolidated balance sheets.

Equity Method Investments
Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of June 30, 2020, Newmark had $95.9 million in this equity method investment, which represents a 27% ownership in Real Estate LP.

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

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2020, we have issued 0.6 million shares of our Class A common stock under this registration statement.

Contractual Obligations and Commitments
As of June 30, 2020, Newmark was committed to fund approximately $0.5 billion, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

Critical Accounting Policies and Estimates
The preparation of our accompanying unaudited condensed consolidated financial statements in conformity with U.S. GAAP guidance requires management to make estimates and assumptions that affect the reported amounts of the assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our accompanying unaudited condensed consolidated financial statements. These accounting estimates require the use of assumptions about matters, some which are highly uncertain at the time of estimation. To the extent actual experience differs from the assumptions used, our accompanying unaudited condensed consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows could be materially affected. We believe that of our significant accounting policies, the following policies involve a higher degree of judgment and complexity.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of June 30, 2020 and December 31, 2019, the aggregate balance of employee loans, net of reserve, was $483.8 million and $403.7 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three and six months ended June 30, 2020 was $17.5 million and $31.9 million, respectively, and $11.1 million and $18.5 million, respectively, for the three and six months ended June 30, 2019. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

When reviewing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the results of the qualitative assessment are not conclusive, or if we choose to bypass the qualitative assessment, we perform a goodwill impairment analysis using a two-step process. Newmark had goodwill balances as of June 30, 2020 and December 31, 2019 of $559.9 million and $557.9 million, respectively.

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

During the six months ended June 30, 2020, there was a significant increase in our reserves due to adverse changes in the macroeconomic forecast caused by COVID-19. Macroeconomic forecasts are critical inputs into our model and material movements in variables such as, the U.S. unemployment rate and U.S. GDP growth rate could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Newmark entered into four variable postpaid forward contracts as a result of the Nasdaq Forwards. These contracts qualify as derivative financial instruments. The Nasdaq Forwards provide Newmark with the ability to redeem the EPUs for Nasdaq stock, and as these instruments are not legally detachable, they represent single financial instruments. The financial instruments’ EPU redemption feature for Nasdaq common stock is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instruments, and, therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on our accompanying unaudited condensed consolidated balance sheets, with all changes in fair value recorded as a component of “Other income (loss), net” on our accompanying unaudited condensed consolidated statements of operations. See Note 11 — “Derivatives”, to our accompanying Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Recent Accounting Pronouncements
See Note 1 — “Organization and Basis of Presentation”, to our accompanying Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for information regarding recent accounting pronouncements.

Dividend Policy
Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Our Board declared a dividend of $0.01 per share for the second quarter of 2020. In the first quarter of 2020, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen our balance sheet as the real estate markets face difficult and unprecedented macroeconomic conditions. Additionally, Newmark Holdings has reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. Newmark believes that these steps will allow the Company to prioritize its financial strength. The Company expects to regularly review its capital return policy.

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

Certain Other Compensation-Related Items under Adjusted Earnings and Adjusted EBITDA
Newmark also excludes various other GAAP items that management views as not reflective of the Company's underlying performance for the given period from its calculation of Adjusted Earnings and Adjusted EBITDA. These may include compensation-related items with respect to cost-saving initiatives, such as severance charges incurred in connection with headcount reductions as part of broad restructuring and/or cost savings plans.

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

•
Various other GAAP items that management views as not reflective of the Company's underlying performance for the given period, including non-compensation-related charges incurred as part of broad restructuring and/or cost savings plans. Such GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives, as well as non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions.

Calculation of Other (income) losses for Adjusted Earnings
Adjusted Earnings calculations also exclude certain other non-cash, non-dilutive, and/or non-economic items, which may, in some periods, include:

•	Unusual, one-time, non-ordinary or non-recurring gains or losses;

•	Non-cash GAAP asset impairment charges;

•
The impact of any unrealized non-cash mark-to-market gains or losses on "Other income (loss)" related to the variable share forward agreements with respect to Newmark's expected receipt of the Nasdaq payments in 2020, 2021, and 2022 and the previously settled 2019 Nasdaq payment (the "Nasdaq Forwards"); and/or

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

•
Various other GAAP items that management views as not reflective of the Company’s underlying performance for the given period, including non-compensation-related charges incurred as part of broad restructuring and/or cost savings plans. Such GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives, as well as non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions.

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

Current Organizational Structure
As of June 30, 2020, there were 162,379,438 shares of Newmark Class A common stock issued and157,811,436 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of June 30, 2020, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM as of June 30, 2020, represented approximately 57.4% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of June 30, 2020, we directly held Newmark OpCo limited partnership interests consisting of approximately 88,085,042 units representing approximately 32.9% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of June 30, 2020, 5,125,142 founding/working partner interests were outstanding. These founding/working partners were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires such interests from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of June 30, 2020, 63,833,777 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of June 30, 2020, the exchange ratio was 0.9366.

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

The following diagram illustrates the ownership structure of Newmark as of June 30, 2020. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF JUNE 30, 2020

Cantor Fitzgerald, L.P.
Public Stockholders of Newmark Group, Inc.
Class A common stock (0.0% of economics and 0.0% of voting power of Newmark Group, Inc.)
100% Class B common stock (11.9% of economics and 57.4% of voting power)
8.0% indirect economic interest in Newmark OpCo
100% Class A common stock (88.1% of economics and 42.6% of voting power)
59.1% indirect economic interest in Newmark OpCo
Limited Partnership Interests (27.5% of economics of Newmark Holdings)
9.1% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interests (72.5% of economics of Newmark Holdings)
23.8% indirect economic interest in Newmark OpCo
Newmark Holdings
Limited Partnership Interest (67.1% of economics of Newmark OpCo)
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interest (32.9% of economics of Newmark OpCo)
Newmark OpCo
Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
Minority Equity Interests
Operating Subsidiaries
Other Entities

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 88.1% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 11.9% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 74.3% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 25.7% of the voting power in Newmark.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2020 through June 30, 2020 as follows: (a) an aggregate of 4,806,743 limited partnership units granted by Newmark Holdings; (b) no shares of Newmark Class A common stock repurchased by us; (c) no shares of Newmark Class A common stock forfeited; (d) 536,256 shares of Newmark Class A common stock issued for vested restricted stock units; (e) 209,110 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 19,426,478 of such shares remaining available for issuance by us under such Registration Statement; (h) 826,502 terminated limited partnership units; and (i) no purchased limited partnership units.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk
Our multifamily origination business, under the Fannie Mae DUS program, originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. Some of the loans that we originate under the Fannie Mae DUS program are subject to reduced levels or no risk-sharing. However, we generally receive higher servicing fees with respect to such loans. Although our Berkeley Point business’s average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans, if loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, a material failure to pay its share of losses under the Fannie Mae DUS program could result in the revocation of Berkeley Point’s license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

Interest Rate Risk
Newmark had $541.6 million of fixed rate 6.125% Senior Notes outstanding as of June 30, 2020. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had $1.1 billion outstanding under its Credit Facility as of June 30, 2020. The interest rate on the Credit Facility is based upon LIBOR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of June 30, 2020 and 2019 was 16 basis points and 239 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by $9.3 million based on our escrow balance as of June 30, 2020 compared to $10.2 million based on our escrow balance as of June 30, 2019. A decrease in 30-day LIBOR to zero would decrease our annual earnings by $1.5 million based on the escrow balances as of June 30, 2020 and a 100-basis point decrease in 30-day LIBOR would decrease our annual earnings by $10.2 million based on our escrow balances as of June 30, 2019.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by $10.6 million based on our outstanding balances as of June 30, 2020 compared to $7.9 million based on our outstanding balances as of June 30, 2019. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $1.7 million based on our outstanding warehouse balance as of June 30, 2020 and a 100 basis point decrease in 30-day LIBOR would increase earnings $7.9 million as of June 30, 2019.

Market Risk
We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $0 and $36.8 million as of June 30, 2020 and December 31, 2019, respectively. These include shares of common stock of Nasdaq, the rights to which initially resulted from BGC Partners sale of its electronic benchmark Treasury platform to Nasdaq. The right to receive the remainder of the Nasdaq payment was transferred from BGC Partners to us beginning in the third quarter of 2017. We have recorded gains related to the Nasdaq payments and related appreciation in shares held by Newmark of $0.0 million and $3.0 million for the three months ended June 30, 2020 and 2019, respectively, and expect our future results to include the additional approximately 7.9 million Nasdaq shares to be received over time. In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares to be received in each of 2019, 2020, 2021 and 2022. On December 2, 2019 the SPV delivered 898,685 Nasdaq Shares to RBC in exchange for $93.5 million Newmark OpCo EPUs pursuant to the first forward agreement.

For the three months ended June 30, 2020 and 2019, we recorded losses of $22.9 million and $15.6 million for the mark-to-market adjustment related to the Nasdaq Forwards. For the six months ended June 30, 2020 and 2019, we recorded losses of $1.3 million and $29.0 million for the mark-to-market adjustment related to the Nasdaq Forwards.

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

The Nasdaq Forwards are derivatives and, accordingly, are marked to fair value through our accompanying unaudited condensed consolidated statements of operations. The fair value of the Nasdaq Forwards is determined utilizing the following inputs, as applicable:

•	The underlying number of shares and the related strike price;

•	The maturity date; and

•	The implied volatility of Nasdaq’s stock price.
The fair value of Newmark’s Nasdaq Forwards considers the effects of Nasdaq’s stock price volatility between the balance sheet date and the maturity date. The fair value is determined through the use of a Black-Scholes put option valuation model.

Input	Three Months Ended June 30, 2020	Three Months Ended March 31, 2020	Three Months Ended December 31, 2019	Three Months Ended September 30, 2019	Three Months Ended June 30, 2019
Number of shares per tranche	992,247	992,247	992,247	992,247	992,247
Strike price	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21
Maturity date	November 30, 2020 - November 30, 2022	November 30, 2020 - November 30, 2022	November 30, 2020 - November 30, 2022	November 29, 2019 - November 30, 2022	November 29, 2019 - November 30, 2022
Implied volatility - weighted-average	41.4%	39.8%	32.2%	32.9%	32.2%
Period end stock price	$119.47	$94.95	$107.1	$99.35	$96.17
Dividend yield - weighted-average	1.64%	1.98%	1.76%	1.89%	1.95%
Interest rate - weighted-average	0.24%	0.52%	1.70%	1.62%	1.82%
Unrealized gains/(losses) due to the changes in fair value of the Nasdaq Forwards	$(22,945)	$21,173	$(13,935)	$(8,214)	$(15,638)

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

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 31 — “Commitments and Contingencies” to our accompanying Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report, including under the section titled “Special Note Regarding Forward-Looking Statements,” you should carefully consider the information set forth in Item 1A “Risk Factors” in Newmark’s Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for a detailed discussion of known material factors which could materially and adversely affect our financial condition, liquidity, results of operations, cash flows or prospects. In addition, investors should consider the following additional or updated risk factors:

The COVID-19 pandemic has severely disrupted the global conduct of business, and has disrupted, and may continue to disrupt, our operations and our clients' operations, which has had, and may continue to have, a materially adverse effect on our business, financial condition, results of operations and prospects. The extent to which the pandemic and measures taken in response thereto could continue to materially adversely affect our business, financial condition, results of operations and prospects will depend on future developments and conditions, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the actions taken by governmental authorities in response thereto, and the resulting impact on the commercial real estate services industry.

The ongoing COVID-19 global and national health emergency has been severe and has caused significant disruptions in the United States and global economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The global spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, significant reduction in business activity and commercial transactions, labor shortages, supply chain interruptions, and overall economic and financial market instability. As of July 31, 2020, the U.S. had the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported numerous cases of infected individuals. Several countries and states, including New York, where we are headquartered, have declared states of emergency. Similar impacts have been experienced in every jurisdiction in which we do business.

The economic and financial disruptions from the COVID-19 pandemic, as well as measures taken by various governmental authorities in response to the outbreak, have led us to implement operational changes as we executed our business continuity plan. We continue to take significant steps to protect our employees, and the employees of our clients and vendors.

While we began opening our offices at reduced capacity in  mid-July, a majority of our staff members continue to work  from home, or other remote locations and disaster recovery venues, and we continue to restrict business travel and  discourage personal travel by our personnel, particularly to areas most affected by the pandemic. Although we have taken significant precautions to protect employees who work in our offices and others, no assurance can be given that the measures that we have taken will be sufficient.

Although our information technology systems have been able to support remote working of our employees to date, we cannot assure you that they will continue to be able to support the volume of business conducted remotely by our employees in the future, or to address increased demands and volumes as our workforce shifts to additional locations and venues. We are also dependent on third-party vendors for the performance of certain critical information technology processes, and many such vendors are continuing to operate under business continuity plans. In addition, many of our vendors’ and clients’ workforces continue to work from home or other remote locations, and their normal operations have been disrupted due to the pandemic. Working remotely may also place additional stress on the telecommunications infrastructure in the areas where our employees and the employees of our clients and vendors live and work. Disruptions in the availability of internet and telephone service may adversely affect the ability of employees and the employees of our vendors and clients to perform their operations remotely in a timely manner. An extended period of remote working by our employees could also increase our cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the pandemic. Even as phased re-openings continue for some workers and in some locations, changes in state and local work orders or in our policies or those of our clients and vendors, including in response to further spreading of the virus through a resurgence or “second wave,” may impact work arrangements of our employees, clients and vendors for the foreseeable future.

In addition, certain aspects of our management services business require our personnel to perform their job responsibilities onsite at the locations we manage. Although such property management services have currently been exempted from most COVID-19 pandemic governmental restrictions on commercial activity as essential services, we cannot assure you that they will continue to be permitted to operate without further restrictions. The presence of our personnel onsite may also increase the risk of their exposure to the virus, which could adversely affect their health and well-being, leading to their unavailability to perform their job responsibilities and requiring us to incur additional expenses to reposition other employees to provide coverage of such functions.

If significant portions of our clients’ or our third-party vendors' workforces, including key personnel, are unable to work effectively because of illness, government actions, or other restrictions in connection with the COVID-19 pandemic, this may impair our ability to operate our business. For example, inability to tour and inspect buildings has impacted leasing, valuations, capital markets and debt financing. This is impacting industry-wide volumes and may continue despite use of technology for virtual tours and other innovations.

While we implemented our business continuity plans at the end of the first quarter of 2020 and continue to revise the plan to implement changes in state and local responses, development of protocols and other factors to protect the health of our employees, such plans cannot anticipate all scenarios. Remote working has negatively impacted productivity over the second quarter, and we may experience a continued loss of productivity or other adverse impacts on our business over time.

The extent to which the COVID-19 pandemic, or the emergence of another pandemic, and measures taken in response thereto, could materially adversely affect the conduct of our business will depend upon future developments and conditions, which remain highly uncertain. Although many state and local governments have begun to lift “shelter-in-place” and other orders for certain businesses, a resurgence of the pandemic in areas that previously had relatively low infection rates has led to a re-imposition of such orders. In addition, the lifting of restrictions may lead to a resurgence of the pandemic that may impact our business in additional ways as we adapt to a workforce working in our offices, remote locations and from home. Any increase in the duration and impact of the pandemic, as well as measures taken in response thereto, could materially adversely affect our business, financial condition, results of operations and prospects.

The COVID-19 pandemic and governmental responses thereto have also materially adversely affected, and may in the future continue to materially adversely affect, the U.S. and global economy, the commercial real estate services industry, and the financial markets, which has materially adversely affected, and may in the future continue to materially adversely affect, our business, financial condition, results of operations and prospects.

The COVID-19 pandemic and governmental responses thereto have also materially adversely affected, and may in the future continue to materially adversely affect, the U.S. and global economy, the commercial real estate services industry, and the financial markets, which has materially adversely affected, and may in the future continue to materially adversely affect, our business, financial condition, results of operations and prospects. Unemployment rates in the United States have increased dramatically to levels not experienced since the Great Depression. The U.S. has initially reported a 32.9% decline in GDP for the second quarter of 2020, and most economists expect a further decline for the third quarter of 2020.

The U.S. equity capital markets (as measured by the S&P 500) suffered a more than 30% decline in the first few weeks of the COVID-19 pandemic after many jurisdictions implemented “shelter-in-place” and other restrictions. While the S&P 500 recovered by 20% over the course of the second quarter of 2020, there can be no assurance that the broader equity markets will not suffer declines in future periods should the pandemic further harm the U.S. or global economy. Oil prices and interest rates remain at record low levels, primarily as a result of the decline in economic activity. All of these unprecedented developments in the U.S. and global economy have materially adversely affected the commercial real estate services industry and led to substantial uncertainty about future economic conditions and developments, which could further adversely impact the commercial real estate services industry. Some of these conditions and developments may accelerate pre-existing long-term social and economic trends, or encourage new trends, that could materially impact the commercial real estate services industry, the nature of its services, and its profitability.

The COVID-19 pandemic and the various governmental responses thereto have materially adversely affected the commercial real estate services industry. The imposition of these restrictions has led to a dramatic reduction in demand for office, retail and other commercial space. While many restrictions began to be lifted in some jurisdictions during the second quarter, the easing of restrictions has subsequently been halted or reversed in various jurisdictions, as the U.S. has begun to experience the resurgence of infections in some locations.

As many businesses have been required to operate remotely, their current need for office space has been significantly impacted. Even when various jurisdictions have begun to permit phased re-openings of office space, in most cases those measures have been subject to limits on occupancy, social distancing requirements, temperature checks and testing requirements, and enhanced cleaning and other protocols. In addition, some employers and employees are reluctant to return to their offices given the disruptions and costs of re-opening, and other factors such as concerns about public transportation, the availability of related retail and commercial services, the lack of childcare, and the possibility of employees becoming infected. In addition restaurants, bars, shops, entertainment venues and other commercial businesses have been prohibited from keeping their doors open to customers and required to limit services to takeout, delivery, and e-commerce. Such prohibitions have severely limited demand for commercial space in recent periods.

Although a majority of jurisdictions have initiated a phased re-opening of businesses in certain sectors, and we expect that social distancing and other requirements may require such businesses to use more space in the near term to perform existing functions, public health concerns about large gatherings and use of public spaces and facilities, including buses, subways, and trains, and the impact of working remotely and on-line purchasing may lead to a further reduction in office, retail and other space requirements in the long term, resulting in reduced construction and higher vacancy rates, as well as bankruptcies and insolvencies of our clients and counterparties, higher foreclosure rates, and declines in real estate values and transaction volumes, resulting in lower demand for commercial real estate services, reduced commissions, fees, and other compensation, and increased costs to generate those revenues, including CECL, impairment, and restructuring charges. Although, remote working may be largely offset by a larger footprint per employee, we cannot assure you when or if there will be a resumption of prior levels of demand for commercial real estate services.

Thus, the COVID-19 pandemic may serve to accelerate certain pre-existing social and economic trends that could affect the commercial real estate service industry, including remote working, reductions in business travel, conferences, and conventions, increased on-line shopping, and greater use of electronic communications, entertainment, and social media. In addition, as the pandemic persists, it may increasingly impact other areas, including mass transit, schools and universities, leisure travel, and college and professional sports. Newer trends favoring preferences for part-time work, freelance work, less dense living environments, reduced commuting time, and greater leisure time also may be expected to grow. These trends also may negatively impact demand for centralized office space and related retail and other commercial business space.

To date, reductions in demand for commercial real estate have resulted in fewer acquisitions of commercial properties and reduced levels of new lease activity and long-term renewals, each of which has resulted in reduced commission revenue for our commercial real estate capital markets and leasing brokerage services. Declines in the value of such sale or leasing transactions also results in smaller commissions on a transaction-by-transaction basis. Reduced availability of debt financing has led to reduction in capital market activity and valuation and advisory services. Non-payment of rent by commercial tenants, whether as a result of increased unemployment or federal and state government mandates providing rent relief and restrictions on evictions, continues to reduce the cash flow of commercial real estate owners and borrowers, which could result in higher rates of non-payment of our receivables. Accordingly, the reduction in demand for commercial real estate space has had a materially adverse effect, and may continue in the future to have a material adverse effect, on our business, financial condition, results of operations and prospects.

In addition, a certain portion of our receivables are due upon future events such as tenant occupancy, lease commencement and obtaining government approvals. Delays in occupying newly leased premises due to concerns over social distancing, the need to reconfigure office layouts to conform to local regulatory requirements, construction related delays caused by restricted access to office buildings and premises due to the COVID-19 pandemic, and delays in obtaining approvals from state and local governments due to the pandemic could adversely affect our ability to collect such receivables which could negatively impact our cash flows from operations.

Additionally, general economic conditions may lead to higher rates of default and forbearance on commercial loans. The increase in defaults and forbearance may lead to reduced demand for new loan origination and servicing, adversely affecting the future revenues of our loan origination and servicing business. We may also be required to advance payments owed by borrowers under Fannie Mae and FHA/HUD loans whose loans are permitted under government regulations to enter into forbearance. On May 1, 2020, Fannie Mae stated that only a small number of multifamily properties had thus far opted into a forbearance agreement, although the agency’s allowance estimate reflects a multifamily forbearance rate of 20%. As of June 30, 2020, based on unpaid principal balance, 1.2% of Fannie Mae’s multifamily guaranty book of business was in forbearance, the vast majority of which were related to COVID-19. In comparison, less than 0.3% of our Fannie Mae multifamily portfolio was delinquent as of the same date. While we expect cumulative forbearance advances to be at or below Fannie Mae's expected 20%, as servicer of these loans we would be required to advance up to $4.4 million based on each 1% forbearance rate over a six-month period. Any forbearance-related servicing advances are guaranteed by the GSEs, and, as such, we are able to finance such advances at 100%. While we established a $125 million line of credit in June 2020 under our warehouse facility to fund potential default and forbearance advances, there can be no assurance that such line of credit will be enough to cover all potential forbearance-related servicing advances.

Moreover, we may incur losses on our Fannie Mae risk portfolio if the COVID-19 pandemic persists. We share losses pari passu on 29% of the $20.8 billion Fannie Mae servicing portfolio as of June 30, 2020. We adopted the CECL accounting standard on January 1, 2020. Under this methodology, we are required to estimate lifetime expected credit losses, which is a significant change from the incurred loss model that we previously used. Our adoption of CECL resulted in an initial non-cash pre-tax reserve of $25.9 million, which was recorded as a reduction to shareholder’s equity as of the beginning of 2020 but had no impact on our earnings or cash position in the first quarter of 2020. This reserve was primarily driven by our Fannie Mae multifamily mortgage servicing portfolio. During the quarter ended March 31, 2020, we incurred a non-cash charge of $17.2 million due to adverse changes in the macroeconomic forecast caused by COVID-19. As of June 30, 2020, we had $43.3 million in CECL reserves. If the pandemic persists, we may have to increase CECL reserves further or may incur actual cash losses, which could have a material negative impact on financial results and cash flows. While historical losses have been relatively modest even through the Great Recession, there can be no assurance that will be the case during this pandemic or its aftermath and the new CECL methodology requires us to take the changing future macroeconomic environment into account in determining our reserve.

Our businesses have also been adversely affected by the economic impact of the COVID-19 pandemic apart from the governmental responses thereto. Changing market conditions and future prospects for the commercial real estate industry have also caused us to begin to re-position aspects of our business to adapt to and better address the needs of our clients in the future.

Changes in the mix of demand for certain types of commercial space, business locations and property types as a result of the pandemic and its resulting market impact may negatively impact our results, on the whole or with respect to certain businesses, profitability or ability of our business to respond quickly.

A decline in general economic conditions and commercial real estate services industry may also lead to reduced cash flows from operations, constraints on our capital and liquidity, a higher cost of capital, and possible changes or downgrades to our credit ratings. Although the federal government has taken many actions to provide liquidity to businesses and the financial markets, including loan programs for businesses in certain sectors or meeting certain criteria, these programs have experienced greater demand than funds available and have had strict eligibility requirements. We have recently drawn substantial amounts under our Credit Facility, resulting in $50.0 million remaining available thereunder as of June 30, 2020. While, subsequent to quarter end, we repaid $75.0 million on our Credit Facility, we may need to raise additional debt and equity capital in the future.

The full extent to which the COVID-19 pandemic or the emergence of another pandemic, and measures taken in response thereto, could continue to negatively affect the U.S. and global economy and, in turn, materially adversely affect our business, financial condition, results of operations and prospects will depend on future conditions and developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, actions taken by governmental authorities to contain the pandemic, as well as the financial and economic impact of the pandemic, the effects on us, our clients, our vendors, our employees, and the employees of our clients and vendors, and the overall impact on the U.S. and global economy, the commercial real estate services industry, the financial markets, and society.

The impact of the COVID-19 pandemic on the commercial real-estate services industry and our businesses in particular depends in part on the immediate and long-term responses of national, state, and local governments and businesses, the nature of restrictions imposed by governmental and business entities, and the success of such restrictions in combating the pandemic, including the degree of individual compliance with restrictions and the reactions of workers, consumers, and other persons who may have continuing concerns for themselves, their families, and others. It also depends on the degree of governmental relief, subsidy, stimulus, and other payments and spending; governmental and other moratoriums and abatements on rental and mortgage payments, evictions, and foreclosures; the outcome of litigation over the interpretation of force majeure, impracticality, and other provisions in sales, rental, and other commercial agreements; the number of actual and expected business bankruptcies, insolvencies, and restructurings, including decreased credit ratings and increased going concern limitations; changes in the tax law affecting individuals, corporations, real estate investors, and others; and changes in social and racial attitudes, including the nature and degree of any urban unrest. None of these factors, or their impact, can be predicted with any certainty at this time.

Reductions in our quarterly cash dividend and corresponding reductions in distributions by Newmark Holdings to its partners may reduce the value of our common stock and the attractiveness of our equity-based compensation and limit the ability of our partners to repay employee loans.

Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. On August 5, 2020, our Board declared a quarterly qualified cash dividend of $0.01 per share to Class A and Class B common stockholders of record as of August 26, 2020. Our Board took the step in the first quarter of 2020 of reducing the quarterly dividend from the previous $0.10 per share in order to strengthen our balance sheet as the real estate markets face difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. We cannot predict the duration of the current economic slowdown and its impact on our future quarterly dividend payments. Investors seeking a high short-term dividend yield may find our Class A common stock less attractive than securities of issuers continuing to pay larger dividends.

Additionally, beginning with the first quarter of 2020 and for the foreseeable future, Newmark Holdings has reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax depends upon stockholders’ and partners’ domiciles and tax status. Current or potential partners may find our equity-based compensation structure less attractive as a result. Moreover, we have entered into various agreements with certain partners, whereby these partners receive loans that may be either wholly or in part repaid from distributions that the partners receive on some or all of their limited partner units or may be forgiven over a period of time. The reduction in Newmark Holdings distributions may adversely affect the ability of such partners to repay such loans. The inability of partners to repay the loans may require us to forgive a greater portion of such loans, increasing our compensation expense.

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

Our indebtedness, which at June 30, 2020 was approximately $953.6 million, may have important, adverse consequences to us and our investors, including:

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

101
The following materials from Newmark Group, Inc.’s Annual Report on Form 10-Q for the period ended June 30, 2020 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer

Date: August 7, 2020