Form 10-Q
period 2020-09-30
NEWMARK GROUP, INC.
filed 2020-11-06
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 09/30/2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2020
Class A Common Stock, par value $0.01 per share	159,084,572 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•the impact of the coronavirus (COVID-19) pandemic, including possible successive waves, on our operations, including the continued ability of our executives, employees, clients and third-party service providers to perform their functions at normal levels and our ability to continue providing on-site commercial property management services;
•macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, including the development and distribution of an effective vaccine, public acceptance of the vaccine, and government and public reactions thereto, the economy, the commercial real estate services industry and the global financial markets, and consumer and corporate clients and customers, as well as the impact of government responses thereto, including the effect on demand for commercial real estate including office space, levels of new lease activity and renewals, frequency of loan defaults and forbearance, fluctuations in the mortgage-backed securities market and increases in transition expenses to reposition aspects of our business to address the changing business environment;
•market conditions, transaction volumes, possible disruptions in transactions, potential deterioration of equity and debt capital markets for commercial real estate and related services, impact of significant changes in interest rates and our ability to access the capital markets as needed or on reasonable terms and conditions;
•our ability to adapt to near-term or longer-term changes in the mix of demand for commercial real estate space, including decreased demand for urban office and retail space generally, which may be offset in whole or in part by increased demand for suburban office, data storage, fulfillment, and distribution centers and life sciences facilities;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors;
•the effect of industry concentration and reorganization, reduction of customers and consolidation;
•liquidity, regulatory requirements and the impact of credit market events, including the impact of COVID-19 and actions taken by governments and businesses in responses thereto on the credit markets and interest rates;
•our relationship and transactions with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, Newmark’s structure, including Newmark Holdings, L.P. (“Newmark Holdings”), which is owned by Newmark, Cantor, Newmark’s employee partners and other partners, and our operating partnership, which is owned jointly by us and Newmark Holdings (which we refer to as “Newmark OpCo” ) any related transactions, conflicts of interest, or litigation, any loans to or from Newmark or Cantor, Newmark Holdings or Newmark OpCo, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, competition for and retention of brokers and other managers and key employees;
•the impact on our stock price on the reduction of our dividend and potential future changes in our dividend policy and in Newmark Holdings distributions to partners and the related impact of such reductions, as well as the effect of layoffs, salary cuts, and expected lower commissions or bonuses on the repayment of partner loans;
•market volatility as a result of the effects of COVID-19, which may not be sustainable or predictable in future periods;
•our ability to grow in other geographic regions and to manage our recent overseas growth and the impact of the COVID-19 pandemic on these regions and transactions;
•the impact of, and limitations on our ability to enter into certain transactions in order to preserve the tax-free treatment of, the November 2018 pro-rata distribution (the “Spin-Off”) by BGC Partners, Inc. (“BGC Partners” or “BGC”) to BGC stockholders of all of the shares of our common stock owned by BGC as of immediately prior to the effective time of the Spin-Off;
•our ability to maintain or develop relationships with independently owned offices or affiliated businesses or partners in our business;
•the impact of the Separation, the Spin-Off and related transactions or any restructuring or similar transactions on our business and financial results in current or future periods, including with respect to any assumed liabilities or indemnification obligations with respect to such transactions, the integration of any completed acquisitions and the use of proceeds of any completed dispositions;
•the integration of acquired businesses with our business;
•the rebranding of our current businesses from “Newmark Knight Frank” to “Newmark” or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;
•risks related to changes in our relationships with the Government Sponsored Enterprises (“GSEs”) and Housing and Urban Development (“HUD”), including the impact of COVID-19 and related changes in the credit markets, changes in prevailing interest rates and the risk of loss in connection with loan defaults;
•risks related to changes in the future of the GSEs, including changes in the terms of applicable conservatorships and changes in their capabilities;

•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets, and related government stimulus packages, government ”shelter-in- place” orders and other restrictions on business and commercial activity and timing of reopening of local, national, and world economies, uncertainty regarding the nature, timing and consequences of the United Kingdom (“U.K.”)’s exit from the European Union (“EU”) following the withdrawal process, proposed transition period and related rulings, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S. - China trade relations), political and civil unrest in the U.S., including demonstrations, riots, rising tensions with law enforcement, the impact of the U.S. Presidential and Congressional elections or in response to governmental mandates and other restrictions related to COVID-19 in the U.S. or abroad, political unrest or stalemates relating to the U.S. Presidential election, risks of illness of the U.S. President and other governmental officials, political and labor unrest in France, Hong Kong, China and other jurisdictions, conflict in the Middle East, the impact of U.S. government shutdowns, impasses other and elections, the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents, including COVID-19;
•the effect on our business, clients, the markets in which we operate, and the economy in general of changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in Mexico and other countries, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and future changes to tax policy and other potential political policies resulting from elections and changes in governments;
•the effect on our business of changes in interest rates, changes in benchmarks, including the phase out of the London Interbank Offering Rate (“LIBOR”), the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, including those related to COVID-19, increases or decreases in deficits and the impact of increased government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;
•extensive regulation of our business and clients, changes in regulations relating to commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to our taking actions to ensure that we and Newmark Holdings are not deemed investment companies under the Investment Company Act of 1940;
•the impact of illness or governmental actions preventing a significant portion of our workforce or the workforce of our clients or third-party vendors from performing functions that can only be conducted in-person, including on-site tours and inspections of buildings;
•factors related to specific transactions or series of transactions as well as counterparty failure;
•costs and expenses of developing, maintaining and protecting our intellectual property, as well as employment, regulatory, and other litigation, proceedings and their related costs, including related to acquisitions and other matters, including judgments, fines, or settlements paid, reputational risk, and the impact thereof on our financial results and cash flow in any given period;
•our ability to maintain continued access to credit and availability of financing necessary to support our ongoing business needs, including to refinance indebtedness, and the risks associated with the resulting leverage, as well as fluctuations in interest rates;
•certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage, reduced availability under our Credit Facility (as defined below) resulting from recent borrowings, and the need for short or long-term borrowings, including from Cantor, the ability of Newmark to refinance its indebtedness, including in the credit markets weakened by the impact of COVID-19 and our ability to satisfy eligibility criteria for government-sponsored loan programs and changes to interest rates and market liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support ongoing business needs on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;
•risks associated with the temporary or longer-term investment of our available cash, including in Newmark OpCo, defaults or impairments on the Company’s investments (including investments in non-marketable securities), joint venture interests, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, Newmark OpCo or others;
•the impact of any reduction in the willingness of commercial property owners to outsource their property management needs;

•our ability to enter new markets or develop new products or services and to induce clients to use these products or services and to secure and maintain market share, and the impact of COVID-19 generally and on the commercial real estate services business in particular;
•our ability to enter into marketing and strategic alliances, business combinations, restructuring, rebranding or other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on other businesses and financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, the impact of amendments and/or terminations of any strategic arrangements, and the value of any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;
•our estimates or determinations of potential value with respect to various assets or portions of the Company’s business, including with respect to the accuracy of the assumptions or the valuation models or multiples used;
•the impact of layoffs and furloughs on our business, including on our ability to hire and retain personnel, including brokers, salespeople, managers, and other professionals;
•our ability to effectively manage any growth that may be achieved, including outside of the U.S., while ensuring compliance with all applicable financial reporting, internal control, legal compliance, and regulatory requirements;
•our ability to identify and remediate any material weaknesses in internal controls that could affect the ability to properly maintain books and records, prepare financial statements and reports in a timely manner, control policies, practices and procedures, operations and assets, assess and manage the Company’s operational, regulatory and financial risks, and integrate acquired businesses and brokers, salespeople, managers and other professionals;
•the impact of unexpected market moves and similar events;
•information technology risks, including capacity constraints, failures, or disruptions in our systems or those of clients, counterparties, or other parties with which we interact, increased demands on such systems and on the telecommunications infrastructure from remote working during the COVID-19 pandemic, including cyber-security risks and incidents, compliance with regulations requiring data minimization and protection and preservation of records of access and transfers of data, privacy risk and exposure to potential liability and regulatory focus;
•the impact of our recent significant reductions to our dividends and distributions and the timing and amounts of any future dividends or distributions, including our ability to meet expectations with respect to payment of dividends and repurchases of common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in subsidiaries, including Newmark OpCo, including from Cantor or our executive officers, other employees, partners and others and the effect on the market for and trading price of our Class A common stock as a result of any such transactions;
•the effectiveness of our governance, risks management, and oversight procedures and the impact of any potential transactions or relationships with related parties;
•the impact of our environmental, social and governance (“ESG”) or “sustainability” ratings on the decisions by clients, investors, potential clients and other parties with respect to our business, investments in us or the market for and trading price of Newmark Class A common stock or other matters;
•the fact that the prices at which shares of our Class A common stock are or may be sold in offerings or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions;
•the effect on the markets for and trading prices of our Class A common stock due to COVID-19 and other market factors, as well as on various offerings and other transactions, including offerings of Class A common stock and convertible or exchangeable debt or other securities, repurchases of shares of Class A common stock and purchases or redemptions of Newmark Holdings limited partnership interests or other equity interests in us or its subsidiaries, any exchanges by Cantor of shares of Class A common stock for shares of Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in corporate or partnership restructurings, payment of dividends on Class A common stock and distributions on limited partnership interests of Newmark Holdings and Newmark OpCo, convertible arbitrage, hedging, and other transactions engaged in by us or holders of outstanding shares, debt or other securities, share sales and stock pledge, stock loans, and other financing transactions by holders of shares or units (including by Cantor executive officers, partners, employees or others), including of shares acquired pursuant to employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of shares of our Class B common stock and other convertible securities into shares of our Class A common stock, stock pledge, stock loans, or other financing transactions, distributions of our Class A common stock by Cantor to its partners, including deferred distribution rights shares;
•the effect of a potential conversion of BGC’s partnership into a corporation on Newmark, including but not limited to, impacts on Newmark’s employees holding BGC Holdings units and on our financial statements; and
•other factors, including those that are discussed under “Risk Factors,” to the extent applicable.

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

Our website address is www.nmrk.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D filed on behalf of Cantor Fitzgerald, L.P., CF Group Management, Inc., our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and business. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2020	December 31, 2019
Assets:
Current assets:
Cash and cash equivalents	$272,957	$163,564
Restricted cash	63,705	58,308
Marketable securities	121,759	36,795
Loans held for sale, at fair value	1,537,734	215,290
Receivables, net	380,128	508,379
Receivables from related parties	652	—
Other current assets (see Note 19)	88,803	91,194
Total current assets	2,465,738	1,073,530
Goodwill	559,935	557,914
Mortgage servicing rights, net	453,187	413,644
Loans, forgivable loans and other receivables from employees and partners, net	479,792	403,710
Right-of-use assets	191,705	201,661
Fixed assets, net	102,016	98,016
Other intangible assets, net	46,554	45,226
Other assets (see Note 19)	379,685	407,898
Total assets	$4,678,612	$3,201,599
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$1,510,333	$209,648
Accrued compensation	270,312	343,845
Accounts payable, accrued expenses and other liabilities (see Note 29)	465,333	417,069
Securities loaned	—	36,735
Payables to related parties	5,185	38,090
Total current liabilities	2,251,163	1,045,387
Long-term debt	879,504	589,294
Right-of-use liabilities	216,993	227,942
Other long-term liabilities (see Note 29)	418,227	376,834
Total liabilities	3,765,887	2,239,457
Commitments and contingencies (see Note 31)
Redeemable partnership interests	22,608	21,517
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 163,198,127 and 160,833,463 shares issued at September 30, 2020 and December 31, 2019, respectively, and 158,630,125 and 156,265,461 shares outstanding at September 30, 2020 and December 31, 2019, respectively	1,632	1,608
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at September 30, 2020 and December 31, 2019, convertible into Class A common stock	212	212
Additional paid-in capital	335,955	318,165
Retained earnings	348,430	313,112
Contingent Class A common stock	1,160	1,461
Treasury stock at cost: 4,568,002 shares of Class A common stock at September 30, 2020 and December 31, 2019	(34,894)	(34,894)
Accumulated other comprehensive income (loss)	(3,739)	—
Total stockholders’ equity	648,756	599,664
Noncontrolling interests	241,361	340,961
Total equity	890,117	940,625
Total liabilities, redeemable partnership interests, and equity	$4,678,612	$3,201,599

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Commissions	$197,903	$357,908	$639,303	$979,307
Gains from mortgage banking activities/originations, net	91,192	72,332	210,686	148,769
Management services, servicing fees and other	146,829	156,394	453,583	457,692
Total revenues	435,924	586,634	1,303,572	1,585,768
Expenses:
Compensation and employee benefits	253,908	341,036	784,684	921,126
Equity-based compensation and allocations of net income to limited partnership units and FPUs	50,769	56,647	74,544	109,871
Total compensation and employee benefits	304,677	397,683	859,228	1,030,997
Operating, administrative and other	61,790	86,297	215,083	275,939
Fees to related parties	6,109	7,088	17,126	21,035
Depreciation and amortization	29,627	36,781	104,613	98,510
Total operating expenses	402,203	527,849	1,196,050	1,426,481
Other income, net	108,608	108,711	73,657	95,267
Income from operations	142,329	167,496	181,179	254,554
Interest expense, net	(9,532)	(8,167)	(28,617)	(23,947)
Income before income taxes and noncontrolling interests	132,797	159,329	152,562	230,607
Provision for income taxes	33,272	36,760	38,158	52,568
Consolidated net income	99,525	122,569	114,404	178,039
Less: Net income attributable to noncontrolling interests	24,176	33,871	30,563	49,769
Net income available to common stockholders	$75,349	$88,698	$83,841	$128,270
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$72,101	$85,475	$75,703	$118,599
Basic earning per share	$0.40	$0.48	$0.42	$0.67
Basic weighted-average shares of common stock outstanding	179,501	177,020	178,527	178,122
Fully diluted earnings per share
Net income for fully diluted shares	$103,623	$99,500	$110,422	$122,379
Fully diluted earnings per share	$0.39	$0.48	$0.42	$0.66
Fully diluted weighted-average shares of common stock outstanding	266,793	206,616	265,104	185,413
(1)Includes a reduction for dividends on preferred stock or exchangeable preferred partnership units in the amount of $3.2 million and $8.1 million for the three and nine months ended September 30, 2020, respectively, and $3.2 million and $9.7 million for the three and nine months ended September 30, 2019, respectively (see Note 1 — “Organization and Basis of Presentation”).
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated net income	$99,525	$122,569	$114,404	$178,039
Foreign currency translation adjustments	(1,135)	—	(3,739)	—
Comprehensive income, net of tax	98,390	122,569	110,665	178,039
Less: Comprehensive income attributable to noncontrolling interests, net of tax	24,176	33,871	30,563	49,769
Comprehensive income available to common stockholders	$74,214	$88,698	$80,102	$128,270

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)I
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, July 1, 2020	$1,623	$212	$329,196	$1,050	$(34,894)	$278,130	$(2,604)	$312,099	$884,812
Consolidated net income	—	—	—	—	—	75,349	—	24,176	99,525
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(1,135)	—	(1,135)
Dividends to common stockholders	—	—	—	—	—	(1,799)	—	—	(1,799)
Preferred dividends on exchangeable preferred partnership units	—	—	—	—	—	(3,250)	—	3,250	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(6,530)	(6,530)
Grant of exchangeability, redemption and issuance of Class A common stock, 818,689 shares	9	—	4,525	—	—	—	—	745	5,279
Issuance and redemption of limited partnership units including contingent units	—	—	(110)	110	—	—	—	—	—
Restricted stock units compensation	—	—	2,265	—	—	—	—	1,101	3,366
Redemption of EPU's	—	—	—	—	—	—	—	(93,480)	(93,480)
Other	—	—	79	—	—	—	—	—	79
Balance, September 30, 2020	$1,632	$212	$335,955	$1,160	$(34,894)	$348,430	$(3,739)	$241,361	$890,117

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2020	$1,608	$212	$318,165	$1,461	$(34,894)	$313,112	$—	$340,961	$940,625
Consolidated net income	—	—	—	—	—	83,841	—	30,563	114,404
Other comprehensive income (loss), net of tax	—	—	—	—	—	—	(3,421)	—	(3,421)
Cumulative effect of the credit loss standard adoption, net of tax	—	—	—	—	—	(19,023)	—	—	(19,023)
Dividends to common stockholders	—	—	—	—	—	(21,362)	—	—	(21,362)
Preferred dividends on exchangeable preferred partnership units	—	—	—	—	—	(8,138)	—	8,138	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(44,609)	(44,609)
Grant of exchangeability, redemption and issuance of Class A common stock, 2,364,664 shares	24	—	11,188	—	—	—	—	(3,807)	7,405
Issuance and redemption of limited partnership units including contingent units	—	—	315	(301)	—	—	—	893	907
Restricted stock units compensation	—	—	5,587	—	—	—	—	2,702	8,289
Redemption of EPU's	—	—	—	—	—	—	—	(93,480)	(93,480)
Other	—	—	700	—	—	—	(318)	—	382
Balance, September 30, 2020	$1,632	$212	$335,955	$1,160	$(34,894)	$348,430	$(3,739)	$241,361	$890,117

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total
Balance, July 1, 2019	$1,583	$212	$292,441	$2,956	$(14,382)	$277,115	$456,078	$1,016,003
Consolidated net income	—	—	—	—	—	88,698	33,871	122,569
Dividends to common stockholders	—	—	—	—	—	(17,698)	—	(17,698)
Preferred dividends on exchangeable preferred partnership units	—	—	—	—	—	(3,224)	3,224	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(26,101)	(26,101)
Grant of exchangeability, redemption and issuance of Class A common stock, 588,972 shares	7	—	2,872	—	—	—	(2,197)	682
Issuance of limited partnership units including contingent units	—	—	620	294	—	—	1,801	2,715
Issuance and redemption of limited partnership units including contingent units	—	—	—	—	(20,087)	—	—	(20,087)
Repurchase of 2,279,373 shares of Class A common stock	—	—	(2,363)	—	—	—	(4,658)	(7,021)
Restricted stock units compensation	—	—	(1,466)	—	—	—	—	(1,466)
Redemption of EPUs	—	—	—	—	—	—	(93,480)	(93,480)
Other	—	—	2,797	—	—	—	—	2,797
Balance, September 30, 2019	$1,590	$212	$294,901	$3,250	$(34,469)	$344,891	$368,538	$978,913

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Noncontrolling Interests	Total
Balance, January 1, 2019	$1,570	$212	$285,071	$3,250	$(486)	$277,952	$489,230	$1,056,799
Consolidated net income	—	—	—	—	—	128,270	49,769	178,039
Dividends to common stockholders	—	—	—	—	—	(51,659)	—	(51,659)
Preferred dividends on exchangeable preferred partnership units	—	—	—	—	—	(9,672)	9,672	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(67,622)	(67,622)
Grant of exchangeability, redemption and issuance of Class A common stock, 1,965,195 shares	20	—	7,632	—	—	—	(20,832)	(13,180)
Issuance of limited partnership units including contingent units	—	—	914	—	—	—	1,801	2,715
Issuance and redemption of limited partnership units including contingent units	—	—	—	—	(33,983)	—	—	(33,983)
Repurchase of 3,892,405 shares of Class A common stock	—	—	—	—	—	—	—	—
Restricted stock units compensation	—	—	—	—	—	—	—	—
Redemption of EPUs	—	—	—	—	—	—	(93,480)	(93,480)
Other	—	—	1,284	—	—	—	—	1,284
Balance, September 30, 2019	$1,590	$212	$294,901	$3,250	$(34,469)	$344,891	$368,538	$978,913

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Dividends declared per share of common stock	$0.01	$0.10	$0.12	$0.30
Dividends declared and paid per share of common stock	$0.01	$0.10	$0.12	$0.29

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$114,404	$178,039
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on originated mortgage servicing rights	(126,571)	(73,873)
Depreciation and amortization	104,613	98,510
Nasdaq earn-out recognition	(121,906)	(98,580)
Provision for credit losses on the financial guarantee liability	14,702	—
Provision for doubtful accounts	2,976	1,575
Equity-based compensation and allocation of net income to limited partnership units and FPUs	74,544	109,872
Employee loan amortization	50,193	31,688
Deferred tax (benefit) provision	(20)	956
Unrealized (gains) on loans held for sale	(27,136)	(22,522)
Loss (income) from an equity method investment	11,562	(6,000)
Change in fair value of contingent consideration	(11,445)	639
Realized loss (gains) on marketable securities	2,204	(4,056)
Unrealized loss (gains) on non-marketable investments	26,837	(20,960)
Unrealized (gains) on marketable securities	—	(4,445)
Change in valuation of derivative asset	7,110	37,181
Loan originations—loans held for sale	(8,285,891)	(7,511,234)
Loan sales—loans held for sale	6,990,582	7,820,263
Other	3,899	3,234
Consolidated net (loss) income, adjusted for non-cash and non-operating items	(1,169,343)	540,287
Changes in operating assets and liabilities:
Receivables, net	120,729	(24,293)
Loans, forgivable loans and other receivables from employees and partners	(130,037)	(102,745)
Other assets	194	(62,883)
Accrued compensation	(98,191)	13,326
Accounts payable, accrued expenses and other liabilities	(40,031)	24,114
Payables to related parties	(24,371)	5,609
Net cash (used in) provided by operating activities	(1,341,050)	393,415
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(5,850)	(18,212)
Distributions from equity method investment	—	7,293
Proceeds from the sale of marketable securities	34,738	32,606
Purchase of non-marketable investments	—	(28,000)
Purchases of fixed assets	(16,182)	(23,447)
Purchase of mortgage servicing rights	(200)	(845)
Net cash provided by (used in) investing activities	12,506	(30,605)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	8,285,891	7,511,234
Principal payments on warehouse facilities	(6,985,205)	(7,802,761)
Settlement of pre-Spin-Off related party receivables	—	33,892
Borrowing of debt	365,000	155,000
Repayment of debt	(75,000)	(95,000)
Securities loaned	(36,735)	24,838
Treasury stock repurchases	—	(33,983)
Earnings distributions to limited partnership interests and noncontrolling interests	(81,879)	(112,691)
Dividends to stockholders	(21,362)	(51,659)
Payments on acquisition earn-outs	(3,981)	(3,407)
Payment of deferred financing costs	(3,395)	(1,363)
Net cash provided by (used in) financing activities	1,443,334	(375,900)
Net (decrease) increase in cash and cash equivalents and restricted cash	114,790	(13,090)
Cash and cash equivalents and restricted cash at beginning of period	221,872	187,406
Cash and cash equivalents and restricted cash at end of period	$336,662	$174,316

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,435	$19,392
Taxes	$69,460	$82,939
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$26,444	$52,381

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

On March 7, 2018, BGC Partners and its operating subsidiaries had purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Holdings Units”) of Newmark Holdings for approximately $242.0 million (the “Investment in Newmark Holdings”). On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata (the “BGC Holdings Distribution”) all of the 1,458,931 Newmark Holdings Units held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings Units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of September 30, 2020, the exchange ratio was 0.9373 shares of Newmark common stock per Newmark Holdings Unit.

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

In September 2020, the SPV notified RBC of its decision to settle the second Nasdaq Forward using the Nasdaq shares the SPV expects to receive in November 2020 in exchange for the second tranche of the EPUs. The fair value of the Nasdaq shares that Newmark will receive is based on the September 30, 2020 price of Nasdaq. As a result of Newmark’s settlement method election, Newmark reclassified $93.5 million of EPUs as of September 30, 2020 from “Noncontrolling interests” to a payable, included in “Current portion of accounts payable, accrued expenses and other liabilities” on the accompanying unaudited condensed consolidated balance sheets.

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

“Equity-based compensation and allocations of net income to limited partnership units and FPUs” reflect the following items related to cash and equity-based compensation:
•Charges with respect to the grant of shares of common stock or limited partnership units, such as HDUs, including in connection with the redemption of non-exchangeable limited partnership units, including PSUs;
•Charges with respect to grants of exchangeability, such as the right of holders of limited partnership units with no capital accounts, such as PSUs, to exchange the units into shares of common stock, or HDUs, as well as the cash paid in the settlement of the related preferred units to pay withholding taxes owed by the unit holder upon such exchange;
•Preferred units are granted in connection with the grant of certain limited partnership units, such as PSUs, that may be granted exchangeability to cover the withholding taxes owed by the unit holder, rather than issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes;
•Charges related to the amortization of RSUs and limited partnership units; and
•Allocations of net income to limited partnership units and founding/working partner units (“FPUs”), including the Preferred Distribution (as hereinafter defined).

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for Newmark beginning January 1, 2022 and can be applied using either a modified retrospective or a fully retrospective method of transition. Early adoption is permitted, but no earlier than beginning January 1, 2021. Management is currently evaluating the impact of the new guidance on Newmark’s unaudited condensed consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the contribution ratio (as hereafter defined), which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of September 30, 2020, the exchange ratio equaled 0.9373.

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

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of September 30, 2020 are exchangeable for 22.7 million shares of Newmark Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the exchange ratio at that time. As of September 30, 2020, the exchange ratio equaled 0.9373.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies,” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2019. Other than the following, there were no significant changes made to Newmark’s significant accounting policies during the three and nine months ended September 30, 2020.

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

Receivables
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from its customers. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the reserves of $4.3 million through beginning stockholder's equity. During the nine months ended September 30, 2020, there was an increase in the reserve of $3.0 million.
Loans, Forgivable Loans and Other Receivables from Employees and Partners
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period, and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As a result of the adoption of ASC 326, Newmark recorded a pre-tax reserves of $3.7 million through beginning stockholders' equity on January 1, 2020. During the three and nine months ended September 30, 2020 there was an increase in the reserve of $0.5 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Leasing and other commissions	$114,947	$213,242	$375,465	$603,094
Capital markets commissions	82,956	144,666	263,838	376,213
Gains from mortgage banking activities/origination, net	91,192	72,332	210,686	148,769
Management services, servicing fees and other	146,829	156,394	453,583	457,692
Revenues	$435,924	$586,634	$1,303,572	$1,585,768

(4)    Acquisitions

In January 2020, Newmark completed the acquisition of certain assets of Hopkins Appraisal Services, a national leader in the valuation of restaurants and retail petroleum facilities.

For the nine months ended September 30, 2020, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Purchase Price
Cash and stock issued at closing	$6,249
Contingent consideration	3,590
Total	$9,839

Allocations
Goodwill	$6,294
Other intangible assets, net	2,700
Receivables, net	796
Fixed Assets, net	134
Other assets	29
Accounts payable, accrued expenses and other liabilities	(114)
Total	$9,839

The total consideration for the acquisition during the nine months ended September 30, 2020 was $9.8 million in total fair value, comprising cash of $5.9 million and $0.4 million of RSUs. The total consideration included contingent consideration of 104,653 RSUs (with an acquisition date fair value of $1.3 million), and $2.2 million in cash that may be issued contingent on certain targets being met through 2022. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of $6.3 million, of which $2.4 million is deductible by Newmark for tax purposes.

This acquisition was accounted for using the purchase method of accounting. The results of operations of the acquisition have been included on the accompanying unaudited condensed consolidated financial statements subsequent to the date of acquisition, which in aggregate contributed $1.9 million and $5.2 million to Newmark’s revenues for the three and nine months ended September 30, 2020.

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

The 2019 acquisitions were accounted for using the purchase method of accounting. The results of operations of these acquisitions have been included on the accompanying unaudited condensed consolidated financial statements subsequent to their respective dates of acquisition, which in aggregate contributed $1.7 million and $3.4 million to Newmark’s revenue for the three and nine months ended September 30, 2019, respectively.

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per share:
Net income available to common stockholders (1)	$72,101	$85,475	$75,703	$118,599
Basic weighted-average shares of common stock outstanding	179,501	177,020	178,527	178,122
Basic earnings per share	$0.40	$0.48	$0.42	$0.67
(1)Includes a reduction for dividends on preferred stock or exchangeable preferred partnership units in the amount of $3.2 million and $8.1 million for the three and nine months ended September 30, 2020, respectively, and $3.2 million and $9.7 million for the three and nine months ended September 30, 2019, respectively. (see Note 1 — “Organization and Basis of Presentation”).

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fully diluted earnings per share:
Net income available to common stockholders	$72,101	$85,475	$75,703	$118,599
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	31,522	14,025	34,719	3,780
Net income for fully diluted shares	$103,623	$99,500	$110,422	$122,379
Weighted-average shares:
Common stock outstanding	179,501	177,020	178,527	178,122
Partnership units (1)	86,912	28,466	86,093	5,661
RSUs (Treasury stock method)	155	786	254	1,231
Newmark exchange shares	225	344	230	399
Fully diluted weighted-average shares of common stock outstanding	266,793	206,616	265,104	185,413
Fully diluted earnings per share	$0.39	$0.48	$0.42	$0.66
(1)Partnership units collectively include founding/working partner units, limited partnership units, and Cantor and BGC units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three and nine months ended September 30, 2020, 9.2 million and 6.0 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three and nine months ended September 30, 2020 included only RSUs. For the three and nine months ended September 30, 2019, 61.8 million and 85.4 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three months ended September 30, 2019 included 61.7 million limited partnership interests and 0.1 million RSUs. Anti-dilutive securities for the nine months ended September 30, 2019 included 84.9 million limited partnership units and 0.5 million RSUs.

(6)    Stock Transactions and Unit Redemptions

As of September 30, 2020, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares outstanding at beginning of period	157,811,436	156,679,527	156,265,461	156,916,336
Share issuances:
LPU redemption/exchange (1)	607,971	543,990	1,617,690	1,666,766
Issuance of Class A common stock for Newmark RSUs	210,718	42,618	746,974	217,223
Other	—	2,364	—	81,206
Treasury stock repurchases	—	(2,279,373)	—	(3,892,405)
Shares outstanding at end of period	158,630,125	154,989,126	158,630,125	154,989,126
(1)Because they were included in the Newmark’s fully diluted share count, if dilutive, any exchange of LPUs into Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of September 30, 2020 and September 30, 2019, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases
On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark Class A common stock and purchases of limited partnership interests or other equity interests in Newmark's subsidiaries up to $200 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. As of September 30, 2020, Newmark had repurchased 4.6 million shares of Class A common stock at an average price of $9.32. As of September 30, 2020, Newmark had $157.4 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's share repurchase activity during 2020, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of Newmark's publicly announced repurchase program and the approximate value that may yet be purchased under such program (in thousands except share and per share amounts):

Period	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Balance, January 1, 2020	4,568,002	$9.32	4,568,002	$157,413
January 1, 2020 - March 31, 2020	—	—	—	—
April 1, 2020 - June 30, 2020	—	—	—	—
July 1, 2020 - September 30, 2020	—	—	—	—
Total	4,568,002	$9.32	4,568,002	$157,413

Redeemable Partnership Interests
The changes in the carrying amount of FPUs as of September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020	December 31, 2019
Balance at beginning of period:	$21,517	$26,170
Income allocation	1,740	5,288
Distributions of income	(5)	(5,355)
Redemptions	(644)	(927)
Issuance and other	—	(3,659)
Balance at end of period	$22,608	$21,517

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

In connection with the Nasdaq Earn-out, Newmark received 992,247 shares during the year ended December 31, 2019 and expects to receive 992,247 shares in the fourth quarter of 2020. Newmark will recognize the remaining Nasdaq Earn-out of up to 6,945,729 shares of Nasdaq common stock ratably over approximately the next 7 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. During the three months ended September 30, 2020 and 2019, in connection with the Nasdaq Earn-out, Newmark recognized a gain of $121.9 million and $98.6 million, respectively, which is included in “Other income, net” in the accompanying unaudited condensed consolidated statements of operations. For further information, refer to the section titled “Exchangeable Preferred Partnership Units and Forward Contracts” in Note 1 — “Organization and Basis of Presentation”, see Note 11 — “Derivatives” and see Note 26 — “Fair Value of Financial Assets and Liabilities”.

Newmark sold 343,562 of the Nasdaq shares during the three months ended March 31, 2020 and 100,000 and 350,000 for the three and nine months ended September 30, 2019, respectively. Newmark received gross proceeds of $34.7 million during the three months ended March 31, 2020 and $10.4 million and $32.6 million during the three and nine months ended September 30, 2019, respectively, on the Nasdaq shares sold. Newmark recognized a gain on the sale of these shares of $2.2 million for the three months ended March 31, 2020 and a gain of $2.2 million and $4.1 million for the three and nine months ended September 30, 2019, respectively. Newmark did not record unrealized gains or losses on the mark-to-market of these securities for the three and nine months ended September 30, 2020. Newmark recorded unrealized gains (loss) on the mark-to-market of these securities of $(0.7) million and $4.4 million for the three and nine months ended September 30, 2019, respectively. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2020 and December 31, 2019, Newmark reflected $121.9 million and $36.8 million related to Nasdaq shares, respectively, included in “Marketable securities” on the accompanying unaudited condensed consolidated balance sheets (see Note 20 — “Securities Loaned”).

(8)    Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. During the three months ended September 30, 2020 and September 30, 2019, Newmark recognized equity (loss) income of $(7.4) million and $1.3 million, respectively, and $(11.6) million and $6.0 million and for the nine months ended September 30, 2020 and September 30, 2019, respectively. Newmark did not receive any distributions for the three and nine months ended September 30, 2019. Newmark received distributions of $8.6 million for the year ended December 31, 2019. The carrying value of these investments was $88.3 million and $100.0 million as of September 30, 2020 and December 31, 2019, respectively, and is included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

For the nine months ended September 30, 2020, Newmark recorded an unrealized loss of $26.8 million related to these investments. Newmark did not record realized gains or losses related to these investments for the three months ended September 30, 2020. Newmark recorded an unrealized gain of $17.1 million and $21.0 million for the three and nine months ended September 30, 2019 respectively, as a result of changes in the fair value of its investments. Newmark did not record realized gains or losses for the three and nine months ended September 30, 2020 and 2019, respectively. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. The carrying value of these investments was $67.3 million and $94.1 million and is included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

(9)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of September 30, 2020 and December 31, 2019, Newmark had met all capital requirements. As of September 30, 2020, the most restrictive capital requirement was the net worth requirement of the Federal National Mortgage Association (“Fannie Mae”). Newmark exceeded the minimum requirement by $336.9 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of September 30, 2020 and December 31, 2019, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of September 30, 2020 and December 31, 2019, outstanding borrower advances were $1.3 million and $0.3 million, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	Cost Basis	Fair Value
September 30, 2020	$1,510,598	$1,537,734
December 31, 2019	210,116	215,290

As of September 30, 2020 and December 31, 2019, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of September 30, 2020 and December 31, 2019, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

During the period prior to its sale, interest income on a loan held for sale is calculated in accordance with the terms of the individual loan. Interest income on loans held for sale was $6.8 million and $14.8 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $18.9 million and $29.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Interest income on loans held for sale is included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations. Gains (losses) for the fair value adjustments on loans held for sale were $2.0 million and $(3.2) million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $27.1 million and $22.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. These gains (losses) were included in “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations.

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	As of September 30, 2020			As of December 31, 2019
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$45,561	$1,133	$378,546	$32,035	$12,124	$1,396,827
Nasdaq Forwards	18,959	—	267,480	26,502	—	267,480
Forward sale contracts	9,625	41,730	1,889,144	14,389	13,537	1,606,943
Total	$74,145	$42,863	$2,535,170	$72,926	$25,661	$3,271,250
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $0.7 million and $0.2 million of income for the three months ended September 30, 2020 and September 30, 2019, respectively, and $1.6 million of expenses for the nine months ended September 30, 2020 and September 30, 2019, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts which are included on the unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gain (loss) recognized in income for derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Derivatives not designed as hedging instruments:
Nasdaq Forwards	Other income (loss), net	$(5,771)	$(8,214)	$(7,543)	$(37,181)
Rate lock commitments	Gains from mortgage banking activities/originations, net	(3,951)	5,734	46,004	27,113
Rate lock commitments	Compensation and employee benefits	(677)	236	(1,576)	(1,620)
Forward sale contracts	Gains (loss) from mortgage banking activities/originations, net	16,187	12	(32,105)	(24,404)
Total		$5,788	$(2,232)	$4,780	$(36,092)

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the “Accounts payable, accrued expenses and other liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

(12)    Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability

Newmark is a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provides Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss sharing (see Note 23 — “Financial Guarantee Liability”) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman will also reimburse Newmark for any losses incurred due to violation of underwriting and servicing agreements that occurred prior to March 9, 2012. For the three and nine months ended September 30, 2020 and September 30, 2019, there were no reimbursements under the CEA.

Credit enhancement receivable
    Newmark's servicing portfolio consisted of the following loss-sharing components (in thousands):

	September 30, 2020	December 31, 2019
Total credit risk loan portfolio	$22,658,120	$20,209,577
Maximum DB Cayman credit protection	28,762	29,253

Maximum pre-credit enhancement loss exposure	$6,698,151	$5,835,163
Maximum DB Cayman credit protection	9,587	9,751
Maximum loss exposure without any form of credit protection	$6,688,564	$5,825,412

As of September 30, 2020 and December 31, 2019, there were no credit enhancement receivables.
Credit enhancement deposit
The CEA required the DB Entities to deposit $25.0 million into Newmark’s Fannie Mae restricted liquidity account (see Note 9 — “Capital and Liquidity Requirements”), which Newmark is required to return to DB Cayman, less any outstanding claims, on March 9, 2021. As of September 30, 2020 and December 31, 2019, the $25.0 million deposit is included in “Accounts payable, accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the unaudited accompanying condensed consolidated balance sheets.

Contingent liability
Under the CEA, Newmark is required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25.0 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. Contingent liabilities as of September 30, 2020 and December 31, 2019 were $12.2 million and $11.8 million, respectively and are included in “Accounts payable, accrued expenses and other liabilities” on the accompanying unaudited condensed consolidated balance sheets.

(13)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues from contracts with customers:
Leasing and other commissions	$114,947	$213,242	$375,465	$603,094
Capital markets commissions	82,956	144,666	263,838	376,213
Management services	107,439	104,184	338,106	319,746
Total	305,342	462,092	977,409	1,299,053
Other sources of revenue(1):
Gains from mortgage banking activities/originations, net	91,192	72,332	210,686	148,769
Servicing fees and other	39,390	52,210	115,477	137,946
Total	$435,924	$586,634	$1,303,572	$1,585,768
(1)Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASU No. 2014-9.

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2020 and December 31, 2019 was $1.9 million and $4.2 million, respectively. During the nine months ended September 30, 2020 and September 30, 2019, Newmark recognized revenue of $2.3 million and $1.2 million, respectively, that was recorded as deferred revenue at the beginning of the period.

(14)    Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consists of the following activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value of expected net future cash flows from servicing recognized at commitment, net	$60,948	$37,424	$132,423	$78,657
Loan originations related fees and sales premiums, net	30,244	34,908	78,263	70,112
Total	$91,192	$72,332	$210,686	$148,769

(15)     Mortgage Servicing Rights, Net

    The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Servicing Rights	2020	2019	2020	2019
Beginning Balance	$460,473	$413,425	$432,666	$416,131
Additions	53,006	35,186	126,571	73,873
Purchases from an affiliate	—	123	200	845
Amortization	(24,901)	(22,503)	(70,859)	(64,618)
Ending Balance	$488,578	$426,231	$488,578	$426,231

Valuation Allowance
Beginning Balance	$(37,241)	$(12,642)	$(19,022)	$(4,322)
Decrease (increase)	1,850	(7,380)	(16,369)	(15,700)
Ending Balance	$(35,391)	$(20,022)	$(35,391)	$(20,022)
Net Balance	$453,187	$406,209	$453,187	$406,209

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Servicing fees	$29,432	$26,526	$84,347	$78,134
Escrow interest and placement fees	876	6,518	4,995	17,505
Ancillary fees	2,060	3,955	5,584	11,270
Total	$32,368	$36,999	$94,926	$106,909

Newmark’s primary servicing portfolio at September 30, 2020 and December 31, 2019 was $64.6 billion and $59.9 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $2.3 billion and $2.4 billion at September 30, 2020 and December 31, 2019, respectively.

The estimated fair value of the MSRs at September 30, 2020 and December 31, 2019 was $482.4 million and $441.7 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flows assumptions used are based on assumptions Newmark believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. The discount rates used in measuring fair value for the nine months ended September 30, 2020 and the year ended December 31, 2019 were between 6.1% and 13.5%, respectively, and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $13.2 million and $25.7 million, respectively, at September 30, 2020 and by $11.9 million and $23.3 million, respectively, at December 31, 2019.

(16)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2019	$515,321
Acquisitions	43,804
Measurement period adjustments	(1,211)
Balance, December 31, 2019	557,914
Acquisitions	6,294
Measurement period adjustments	(3,380)
Balance, September 30, 2020	$559,935

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2019, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	September 30, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	8,449	(7,096)	1,353	0.1
Non-contractual customers	30,131	(8,825)	21,306	7.0
License agreements	4,981	(4,022)	959	0.0
Non-compete agreements	6,982	(3,095)	3,887	0.6
Contractual customers	3,052	(1,482)	1,570	0.4
Below market leases	926	(187)	739	0.2
Total	$71,261	$(24,707)	$46,554	5.1

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	10,511	(9,070)	1,441	0.1
Non-contractual customers	24,262	(6,109)	18,153	7.4
License agreements	4,981	(3,288)	1,693	0.1
Non-compete agreements	6,953	(2,434)	4,519	0.8
Contractual customers	3,052	(1,177)	1,875	0.5
Below market leases	941	(136)	805	0.3
Total	$67,440	$(22,214)	$45,226	4.9

Intangible amortization expense for the three months ended September 30, 2020 and September 30, 2019 was $1.7 million and $2.8 million, respectively, and $5.1 million and $5.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

    The estimated future amortization of definite life intangible assets as of September 30, 2020 was as follows (in thousands):

2020	$1,689
2021	5,746
2022	3,706
2023	3,348
2024	2,793
Thereafter	12,532
Total	$29,814

(17)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Leasehold improvements and other fixed assets	$129,244	$119,682
Software, including software development costs	29,953	28,063
Computer and communications equipment	25,756	23,028
Total, cost	184,953	170,773
Accumulated depreciation and amortization	(82,937)	(72,757)
Total, net	$102,016	$98,016

Depreciation expense for the three months ended September 30, 2020 and September 30, 2019 was $5.3 million and $4.4 million, respectively, and $13.6 million and $13.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Newmark recorded an impairment charge of $1.1 million and $1.4 million for internally developed software for the three and nine months ended September 30, 2020, respectively. The impairment charge is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. There were no impairment charges for the three and nine months ended September 30, 2019.

Capitalized software development costs for the three months ended September 30, 2020 and September 30, 2019 were $0.5 million and $0.6 million, respectively, and $2.6 million and $2.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Amortization of software development costs totaled $0.3 million and $0.6 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $0.9 million and $1.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

(18)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from 1 to 12 years, some of which include options to extend the leases in 5 to 10 years increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply the judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option.

Operating lease costs were $12.6 million and $12.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $37.6 million and $34.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the nine months ended September 30, 2020 and September 30, 2019 included payments of $36.4 million and $32.9 million for operating lease liabilities, respectively. As of September 30, 2020 and December 31, 2019, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three and nine months ended September 30, 2020 and September 30, 2019, Newmark had short-term lease expense of $0.2 million and $0.7 million, respectively, and $0.7 million and $2.0 million respectively, and sublease income of $0.4 million and $0.8 million, respectively, and $0.2 million and $0.6 million, respectively.

The weighted-average discount rate as of September 30, 2020 and December 31, 2019 was 7.21% and the remaining weighted-average lease term was 8.4 and 8.8 years, respectively.

As of September 30, 2020 and December 31, 2019, Newmark had operating lease ROU assets of $191.7 million and $201.7 million, respectively, and operating lease ROU liabilities of $28.6 million and $27.2 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $217.0 million and $227.9 million, respectively, recorded in “Right-of-use liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended September 30, 2020 and September 30, 2019 were $12.3 million and $13.0 million, respectively, and $37.3 million and $36.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2032. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements were as follows (in thousands):

	September 30, 2020	December 31, 2019
2020	$11,826	$44,709
2021	45,205	42,612
2022	41,059	39,812
2023	39,676	38,210
2024	37,068	35,602
Thereafter	155,102	146,463
Total lease payments	329,936	347,408
Less: Interest	84,297	92,282
Present value of lease liability	$245,639	$255,126

(19)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Derivative assets	$55,491	$51,021
Prepaid expenses	16,155	15,251
Other taxes	13,933	22,483
Rent and other deposits	1,507	1,703
Other	1,717	736
Total	$88,803	$91,194

Other assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred tax assets	$190,617	$182,781
Equity method investment	88,315	99,966
Non-marketable investments	67,275	94,113
Derivative assets	18,654	21,905
Other	14,824	9,133
Total	$379,685	$407,898

(20)    Securities Loaned

As of September 30, 2020, Newmark did not have Securities loaned with Cantor. As of December 31, 2019, Newmark had Securities loaned with Cantor of $36.7 million. The market value of the Securities loaned as of December 31, 2019 was $36.8 million.

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

Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at September 30, 2020	Balance at December 31, 2019	Stated Spread to One-Month LIBOR	Rate Type
Warehouse facility due October 8, 2021(1)	$1,500,000	$—	$993,200	$34,125	115 bps - 140 bps	Variable
Warehouse facility due June 16, 2021(2)	450,000	—	273,088	16,759	115 bps - 140 bps	Variable
Warehouse facility due September 25, 2021	400,000	—	164,590	8,097	115 bps - 140 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	79,455	150,667	105 bps	Variable
Total	$2,350,000	$400,000	$1,510,333	$209,648
(1)A warehouse line was temporarily increased by $600.0 million for the period August 28, 2020 to October 27, 2020. A warehouse line was temporarily increased by $500.0 million for the period September 8, 2020 to October 31, 2020.
(2)A warehouse line established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month LIBOR plus 200 bps. There were no outstanding draws outstanding under this sublimit at September 30, 2020.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and September 30, 2019.

The borrowing rates on the warehouse facilities are based on short-term LIBOR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
6.125% Senior Notes	$542,166	$540,377
Credit Facility	337,338	48,917
Total	$879,504	$589,294

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

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	September 30, 2020	December 31, 2019
Principal balance	$550,000	$550,000
Less: debt issue cost	4,009	4,972
Less: debt discount	3,825	4,651
Total	$542,166	$540,377

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense	8,702	8,684	26,092	26,041
Debt issue cost amortization	321	321	963	961
Debt discount amortization	275	263	737	775
Total	$9,298	$9,268	$27,792	$27,777

Debt Repurchase Program
On June 16, 2020, the Newmark Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by Newmark of up to $50.0 million of Newmark’s 6.125% Senior Notes and any future debt securities issued by the Company (collectively, “Company debt securities”).

As of September 30, 2020, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

During the nine months ended September 30, 2020, Newmark drew $365.0 million on the Credit Facility and paid down $75.0. On October 14, 2020, Newmark paid down an additional $100.0 million of the Credit Facility.

Details of the Second Amended Credit Facility are as follows (in thousands):

	September 30, 2020	December 31, 2019
Principal balance	$340,000	$50,000
Less: Debt issue cost	2,662	1,083
Total	$337,338	$48,917

As of September 30, 2020 and 2019, borrowings under the Credit Facility carried an interest rate of 1.91% and 4.41%, with a weighted-average interest rate of 2.53% and 4.41%, respectively. Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense and amortization of debt issue costs of the Second Amended Credit Facility, included in “Interest (expense) income, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense	$1,805	$552	$5,504	$1,267
Debt issue cost amortization	275	141	737	424
Unused facility fee	63	153	203	481
Total	$2,143	$846	$6,444	$2,172

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

At September 30, 2020, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $22.7 billion with a maximum potential loss of $6.7 billion, of which $9.6 million is covered by the Credit Enhancement Agreement. At December 31, 2019, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $20.2 billion with a maximum potential loss of approximately and $5.8 billion, of which and $9.8 million was covered by the Credit Enhancement Agreement (see Note 12 — “Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability”).

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the nine months ended September 30, 2020 there was an increase in the reserve by $14.7 million. There was no increase in the reserve for the three months ended September 30, 2020. A loan is considered to be delinquent once it is 60 days past due. As of September 30, 2020, there were four loans in the credit risk portfolio with outstanding principal balances of $53.5 million, with a maximum loss exposure of $17.8 million, that were delinquent. If all four delinquent loans resulted in a loss event, proceeds from the liquidation of assets are estimated to approximate $41.7 million based on current estimates of fair value. Newmark’s share of the loss would approximate $6.0 million.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2019	$15
Impact of adopting ASC 326	17,935
Balance, January 1, 2020	$17,950
Provision for expected credit losses	14,702
Balance, September 30, 2020	$32,652

(24)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 23 — “Financial Guarantee Liability”). As of September 30, 2020, 22% and 14% of $6.7 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2019, 21% and 16% of $5.8 billion of the maximum loss was for properties located in California and Texas, respectively.

(25)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.3 billion and $925.0 million as of September 30, 2020 and December 31, 2019, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

(26)    Fair Value of Financial Assets and Liabilities

U.S. GAAP guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
•Level 1 measurements—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•Level 2 measurements—Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.
•Level 3 measurements—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$121,759	$—	$—	$121,759
Nasdaq Forwards	—	$—	$18,959	$18,959
Loans held for sale, at fair value	—	1,537,734	—	1,537,734
Rate lock commitments	—	—	45,561	45,561
Forward sale contracts	—	—	9,625	9,625
Total	$121,759	$1,537,734	$74,145	$1,733,638
Liabilities:
Contingent consideration	$—	$—	$31,575	$31,575
Rate lock commitments	—	—	1,133	1,133
Forward sale contracts	—	—	41,730	41,730
Total	$—	$—	$74,438	$74,438

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$36,795	$—	$—	$36,795
Nasdaq Forwards	—	—	26,502	26,502
Loans held for sale, at fair value	—	215,290	—	215,290
Rate lock commitments	—	—	32,035	32,035
Forward sale contracts	—	—	14,389	14,389
Total	$36,795	$215,290	$72,926	$325,011
Liabilities:
Contingent consideration	$—	$—	$45,172	$45,172
Rate lock commitments	—	—	12,124	12,124
Forwards sale contracts	—	—	13,537	13,537
Total	$—	$—	$70,833	$70,833

There were no transfers among Level 1, Level 2 and Level 3 for the three and nine months ended September 30, 2020 and September 30, 2019.

Level 3 Financial Assets and Liabilities: Changes in Level 3 Nasdaq Forwards, rate lock commitments, forward sale contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of September 30, 2020
	Opening Balance	Total realized and unrealized gains (losses) included in Net income (loss)	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding as of September 30, 2020
Assets:
Rate lock commitments	$32,035	$45,561	$—	$(32,035)	$45,561	$45,561
Forward sale contracts	14,389	9,625	—	(14,389)	9,625	9,625
Nasdaq Forwards	26,502	(7,543)	—	—	18,959	18,959
Total	$72,926	$47,643	$—	$(46,424)	$74,145	$74,145
	Opening Balance	Total realized and unrealized (gains) losses included in Net income (loss)	Issuances	Settlements	Closing Balance	Unrealized (gains) losses outstanding as of September 30, 2020
Liabilities:
Contingent consideration	$45,172	$(12,034)	$2,221	$(3,784)	$31,575	$145
Rate lock commitments	12,124	1,133	—	(12,124)	1,133	1,133
Forward sale contracts	13,537	41,730	—	(13,537)	41,730	41,730
Total	$70,833	$30,829	$2,221	$(29,445)	$74,438	$43,008

	As of December 31, 2019
	Opening Balance	Total realized and unrealized gains (losses) included in Net income (loss)	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding as of December 31, 2019
Assets:
Rate lock commitments	$6,732	$32,035	$—	$(6,732)	$32,035	$32,035
Forward sale contracts	8,177	14,389	—	(8,177)	14,389	14,389
Nasdaq Forwards	77,619	(51,117)	—	—	26,502	26,502
Total	$92,528	$(4,693)	$—	$(14,909)	$72,926	$72,926
	Opening Balance	Total realized and unrealized (gains) losses included in Net income (loss)	Issuances	Settlements	Closing Balance	Unrealized (gains) losses outstanding as of December 31, 2019
Liabilities:
Contingent consideration	$32,551	$2,287	$14,957	$(4,623)	$45,172	$2,287
Rate lock commitments	7,470	12,124	—	(7,470)	12,124	12,124
Forward sale contracts	9,208	13,537	—	(9,208)	13,537	13,537
Total	$49,229	$27,948	$14,957	$(21,301)	$70,833	$27,948

Quantitative Information About Level 3 Fair Value Measurements
The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

September 30, 2020
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$31,575	Discount rate	0.3% - 10.4%	(1)	7.3%
			Probability of meeting earnout and contingencies	0% - 100%	(1)	98.5%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$18,959	$—	Implied volatility	37.9% - 42.2%	(2)	41.9%
Forward sale contracts	$9,625	$41,730	Counterparty credit risk	N/A		N/A
Rate lock commitments	$45,561	$1,133	Counterparty credit risk	N/A		N/A

December 31, 2019
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$45,172	Discount rate	0.3% - 10.4%		8.6%
			Probability of meeting earnout and contingencies	90% - 100%	(1)	98.1%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$26,502	$—	Implied volatility	25.7% - 34.8%	(2)	32.2%
Forward sale contracts	$14,389	$13,537	Counterparty credit risk	N/A		N/A
Rate lock commitments	$32,035	$12,124	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of September 30, 2020 and December 31, 2019 was based on the acquired business’ projected future financial performance, including revenues.
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

The Nasdaq Forwards are derivatives and, accordingly, are marked to fair value on the accompanying unaudited condensed consolidated statements of operations. The fair value of the Nasdaq Forwards are determined utilizing the following inputs, as applicable:
•The underlying number of shares and the related strike price;
•The maturity date; and
•The implied volatility of Nasdaq’s stock price.
The fair value of Newmark’s Nasdaq Forwards considers the effects of Nasdaq’s stock price volatility between the balance sheet date and the maturity date. The fair value is determined by the use of a Black-Scholes put option valuation model.

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2020 and December 31, 2019, the present value of expected payments related to Newmark’s contingent consideration was $31.6 million and $45.2 million, respectively (see Note 31 — “Commitments and Contingencies”). As of September 30, 2020 and December 31, 2019, the undiscounted value of the payments, assuming that all contingencies are met, would be $60.6 million and $66.4 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $67.3 million and $94.1 million, which were included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(27)    Related Party Transactions

(a)Service Agreements
Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and/or BGC. Allocated expenses were $6.1 million and $7.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $17.1 million and $21.0 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of September 30, 2020 and December 31, 2019, the aggregate balance of employee loans was $479.8 million and $403.7 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2020 and September 30, 2019 was $18.3 million and $13.2 million, respectively, and $50.2 million and $31.7 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

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

In consideration for the Cantor payment, Newmark has agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. As of December 31, 2019, Newmark had $2.6 million, respectively, included in “Payables to related parties” on the accompanying unaudited condensed consolidated balance sheets, to be returned to Cantor related to this transaction. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees. In July 2020, Newmark paid $3.3 million to Cantor based on the employees’ production.

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

(c)Transactions with CCRE
Newmark has a referral agreement in place with CCRE, in which Newmark’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. Newmark recognized $0.4 million and $0.1 million of revenue for the three months ended September 30, 2020 and September 30, 2019, respectively, and $0.5 million and $0.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, in connection with this revenue-share agreement.

Newmark also has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE for the three and nine months ended September 30, 2020 and September 30, 2019, respectively.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. For the three and nine months ended September 30, 2020, Newmark did not have any revenues from these referrals. For the three and nine months ended September 30, 2019, revenues from these referrals were $0.7 million and $1.6 million, respectively. Such revenues are recognized in “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations. These referral fees are net of the broker fees and commissions paid to CCRE. Broker fees and commissions for the three and nine months ended September 30, 2019 were $0.2 million and $0.4 million, respectively.

Newmark did not purchase any primary servicing rights during the three months ended September 30, 2020. Newmark purchased the primary servicing rights for $137.0 million of loans originated by CCRE for $0.6 million for the three months ended September 30, 2019. Newmark purchased the primary servicing rights for $227.0 million and $584.0 million of loans originated by CCRE for $0.2 million and $0.8 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $1.3 million and $0.9 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $3.3 million and $2.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, which was included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

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

On November 4, 2020, the Audit Committee of the Board of Directors authorized entities in which executive officers have a non-controlling interest to engage Newmark to provide ordinary course real estate services to them as long as Newmark’s fees are consistent with the fees that Newmark ordinarily charges for these services.

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of September 30, 2020 and December 31, 2019, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”).

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

Prior to and in connection with the Spin-Off, 14.8 million Newmark Holdings Units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders. On November 30, 2018, pursuant to the BGC Holdings Distribution, BGC Holdings distributed pro rata all of the 1.5 million exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the Spin-Off to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of November 23, 2018 (including Cantor, CFGM and executive officers of BGC and Newmark). The Newmark Holdings Units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 0.4 million Newmark Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the exchange ratio of 0.9793 shares of Newmark common stock per Newmark Holdings Unit (subject to adjustment). As of September 30, 2020, the exchange ratio equaled 0.9373. (See Note 1 — “Organization and Basis of Presentation” for additional information).
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

Receivables from related parties were $0.7 million as of September 30, 2020. There were no receivables from related parties as of December 31, 2019. Payables to related parties were $5.2 million and $38.1 million as of September 30, 2020 and December 31, 2019, respectively.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation”, Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 22 — “Long-Term Debt” in Newmark’s consolidated financial statements, included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2019.

On May 15, 2020, the Newmark Audit Committee authorized RKF Retail Holdings LLC, a subsidiary of the Company, entered into a one-year sublease to BGC U.S. OpCo ("BGC") of approximately 21,000 rentable square feet of excess space. The sublease commenced on May 15, 2020 and expires on May 31, 2021. Under the terms of the lease, BGC will pay Newmark a fixed rent amount of $1.1 million. In connection with this agreement, Newmark received $0.2 million and $0.5 million from BGC for the three and nine months ended September 30, 2020.

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

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2020, Newmark had $0.2 million of unrecognized tax benefits which, if recognized, would affect the effective tax rate. As of December 31, 2019, Newmark's unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, all of which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2020, Newmark has not accrued any tax-related interest and penalties.

(29)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts payable and accrued expenses	$110,271	$161,988
Redeemable preferred partnership units	93,480	—
Outside broker payable	54,873	74,280
Payroll taxes payable	53,027	45,612
Corporate taxes payable	38,964	69,237
Derivative liability	42,863	25,661
Right-of-use liabilities	28,645	27,184
Credit enhancement deposit	25,000	—
Contingent consideration	18,210	13,107
Total	$465,333	$417,069

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation	$309,710	$278,399
Payroll taxes payable	62,500	41,355
Contingent consideration	13,365	32,065
Credit enhancement deposit	—	25,000
Financial guarantee liability	32,652	15
Total	$418,227	$376,834

(30)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 65.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of September 30, 2020, awards with respect to 28.2 million shares have been granted and 371.8 million shares are available for future awards. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The exchange ratio is the number of shares of Newmark common stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit (the exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9373 as of September 30, 2020).

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Issuance of common stock and exchangeability expenses	$13,243	$17,499	$21,668	$39,671
Allocations of net income to limited partnership units and FPUs (1)	29,221	32,496	30,753	50,410
Limited partnership units amortization	4,902	5,239	12,808	16,618
RSU amortization	3,404	1,413	9,315	3,172
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$50,770	$56,647	$74,544	$109,871
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a)    Limited Partnership Units
    A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Units		BGC Units
Balance, January 1, 2019	44,733,487	(1)	61,870,969
Issued	13,813,204		319,586
Redeemed/exchanged units	(2,487,885)		(3,938,134)
Forfeited units/other	4,742,046		(2,198,720)
Balance, December 31, 2019	60,800,852		56,053,701
Issued	6,811,808		1,064,781
Redeemed/exchanged units	(1,798,651)		(2,217,536)
Forfeited units/other	(82,945)		(40,451)
September 30, 2020(2)	65,731,064		54,860,495

Total exchangeable units outstanding(2):
December 31, 2019	10,108,598		24,692,695
September 30, 2020	10,017,066		25,047,827
(1)Includes the pre-IPO Newmark employees share-equivalent limited partnership units in BGC Holdings.
(2)The Limited Partnership table above also includes partnership units issued for consideration for acquisitions. As of September 30, 2020, there were 5.2 million partnership units in Newmark Holdings outstanding, of which 2.0 million units were exchangeable, and 9.2 million partnership units in BGC Holdings outstanding, of which 4.5 million were exchangeable. As of December 31, 2019, there were 5.3 million partnership units in Newmark Holdings outstanding, of which 1.4 million units were exchangeable, and 9.5 million partnership units in BGC Holdings outstanding, of which 2.9 million were exchangeable.

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

	Newmark Units	BGC Units
Regular units	61,301,972	53,247,827
Preferred Units	4,429,092	1,612,668
Balance, September 30, 2020	65,731,064	54,860,495

A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current exchange ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
BGC Units	34,893	87,566	225,725	379,191
Newmark Units	25,419	63,594	194,072	208,969
Total	60,312	151,160	419,797	588,160

    Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Issuance of common stock and exchangeability expenses	$125	$—	$2,606	$2,719

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Notional Value(1)	$257,517	$261,025
Estimated fair value of the post-termination payout(2)	$62,992	$51,378
Outstanding limited partnership units in BGC Holdings	5,265,878	6,251,816
Outstanding limited partnership units in BGC Holdings - unvested	1,008,934	1,508,510
Outstanding limited partnership units in Newmark Holdings	18,904,604	17,097,639
Outstanding limited partnership units in Newmark Holdings - unvested	9,268,547	9,357,822
(1)Beginning January 1, 2018, Newmark began granting stand-alone limited partnership units in Newmark Holdings to Newmark employees.
(2)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets. Liability balance also includes $6.8 million of post-termination units issued as consideration for acquisition.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and seven years from the date of grant. Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Limited partnership units amortization	$4,902	$5,239	$12,808	$16,618

    During the three and nine months ended September 30, 2020, Newmark granted conversion rights to Newmark employees on 0.5 million outstanding limited partnership units in BGC Holdings and 3.0 million outstanding limited partnership units in Newmark Holdings. During the three months ended September 30, 2019, Newmark granted conversion rights to Newmark employees on 0.6 million outstanding limited partnership units in BGC Holdings and 1.6 million outstanding limited partnership units in Newmark Holdings, and during the nine months ended September 30, 2019, Newmark granted conversion rights to Newmark employees on 1.8 million outstanding limited partnership units in BGC Holdings and 3.3 million outstanding limited partnership units in Newmark Holdings. Granting conversion rights gives the employee the option to convert the limited partnership units to HDUs with a capital balance within BGC Holdings or Newmark Holdings. Generally, HDUs are not considered share-equivalent limited partnership units and are not in the fully diluted share count. The grant of conversion rights to Newmark employees are as follows (in thousands):

	September 30, 2020	December 31, 2019
Notional Value	$206,851	$194,995
Estimated fair value of limited partnership units (1)	$199,149	$182,800
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Compensation expense related to these limited partnership units held by Newmark employees was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Issuance of common stock and exchangeability expenses	$13,118	$17,499	$19,062	$36,952

During the three and nine months ended September 30, 2020, Newmark employees were granted 1.3 million and 3.5 million N Units, respectively, that are excluded from the table above, since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income and remain unvested. Upon vesting, which occurs if the certain thresholds are met, the N Units are converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant in the tables above. During the three and nine months ended September 30, 2020, 0.9 million and 2.4 million N Units respectively, vested and converted into distribution earning limited partnership units and were therefore included in the fully diluted share count.

(b)     Restricted Stock Units
    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2019	219,887	$13.52	$2,973	2.28	168,675	$9.77	$1,619	0.98
Granted	4,766,611	7.42	35,344		—	—	—
Settled units (delivered shares)	(109,007)	11.70	(1,275)		(107,820)	9.38	(1,011)
Forfeited units	(193,920)	8.67	(1,681)		(14,048)	10.02	(141)
Balance, December 31, 2019	4,683,571	$7.55	$35,361	5.69	46,807	$9.97	$467	0.25
Granted	6,748,717	$8.28	$55,904		7,912	$3.69	$29
Settled units (delivered shares)	(895,909)	$7.90	$(7,080)		(45,544)	$9.95	$(453)
Forfeited units	(156,190)	$7.98	$(1,246)		(1,153)	$10.62	$(12)
Balance, September 30, 2020	10,380,189	$7.99	$82,939	5.91	8,022	$3.81	$31	2.42
(1)Beginning January 1, 2018, Newmark began granting stand-alone Newmark RSUs to Newmark employees with the awards vesting ratably over the two- to eight-year vesting period into shares of Newmark Class A common stock.
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
RSU amortization	$3,404	$1,413	$9,315	$3,172

As of September 30, 2020, there was $79.0 million total unrecognized compensation expense related to unvested Newmark RSUs.

(c)    Deferred Compensation
Newmark may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The total compensation expense recognized in relation to the deferred cash compensation awards was $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020 and December 31, 2019, the total liability for the deferred cash compensation awards was $1.2 million and $1.5 million, respectively, and is included in “Other long-term liabilities” on the unaudited condensed consolidated balance sheets.

See Note 27 — "Related Party Transactions" for compensation related matters for the transfer of CCRE employees to Newmark.

(31)    Commitments and Contingencies

(a)Contractual Obligations and Commitments
As of September 30, 2020 and December 31, 2019, Newmark was committed to fund approximately $0.5 billion and $1.5 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions
Newmark completed acquisitions from 2015 through 2020 with contingent cash consideration of $18.2 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

Employment, Competitor-Related and Other Litigation
From time to time, Newmark and its subsidiaries are involved in litigation, claims and arbitration in the U.S. and internationally, relating to various employment matters, including with respect to termination of employment, hiring of employees currently or previously employed by competitors, terms and conditions of employment and other matters. In light of the competitive nature of the real estate services industry, litigation, claims and arbitration between competitors regarding employee hiring are not uncommon.

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

(32)    Subsequent Events

Third Quarter 2020 Dividend

Newmark has declared a qualified quarterly dividend of $0.01 per share payable on December 14, 2020 to Class A and Class B common stockholders of record as of November 25, 2020. The declaration date was November 4, 2020 and the ex-dividend date will be November 24, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Newmark’s financial condition and results of operations should be read together with Newmark’s accompanying unaudited condensed consolidated financial statements and related notes, as well as the “Special Note Regarding Forward-Looking Information” relating to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included in Newmark's Annual Report on Form 10-K and in this report. When used herein, the terms “Newmark Knight Frank,” “Newmark,” the “Company,” “we,” “us,” and “our” refer to Newmark and its consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2020 and 2019. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

Our growth to date has been focused in North America. As of September 30, 2020, we had nearly 5,900 employees, including more than 1,800 revenue-generating producers in over 138 offices in more than 111 cities. In addition, Newmark has licensed its name to 12 commercial real estate providers that operate out of 18 offices in certain locations where Newmark does not have its own offices.

The discussion of our financial results reflects only the business owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the Newmark name in their branding or marketing.

We are a leading capital markets business in the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of $66.9 billion as of September 30, 2020 (of which 3.3% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans. Additionally, over time we expect to see continued growth from our valuation and advisory and property management businesses, particularly in conjunction with our increasingly robust capital markets platform.

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

Our pre-tax margins are impacted by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole, and margins from “Gains from mortgage banking activities/originations, net”

tend to be lower as we retain rights to service loans over time. Capital markets transactions tend to have higher pre-tax margins than leasing advisory transactions. Pre-tax earnings margins on our property and facilities management, along with certain of our other Global Corporate Services (“GCS”) products, are at the lower end of margins for our business as a whole.

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

As the COVID-19 pandemic unfolded globally, we moved quickly to protect our employees and implemented a work from home policy, all nonessential business travel was banned and corporate events were deferred or canceled. The second and third quarters of 2020 saw a sharp contraction in the U.S. economy, which triggered a dramatic decline in our business volumes. There continues to be a significant amount of uncertainty around COVID-19 and the measures taken by the federal and state governments in response to this pandemic. Here is a summary of the impact of COVID-19 on our various businesses:
•U.S. industry leasing and capital markets volumes fell significantly year to date due to the impact of COVID-19, which caused widespread disruptions in economic activity and elevated uncertainty for commercial real estate valuations and the outlook for the global economy. While clients continue to defer decisions on long-term lease renewals and expansions when possible, driving significantly lower near-term volumes, clients in certain industries such as industrial, life sciences, e-commerce and technology continue to be active. Capital market activities are improving in certain asset types, including multi-family and industrial, and as a result, we expect sequential improvement in activity. Despite positive trends in certain asset classes, we expect leasing volumes to decline year-over-year in the fourth quarter.
•The GSEs financed approximately 70 percent of all multifamily originations in 2008 and 2009, according to the Urban Institute, largely because alternative sources of financing pulled back significantly. Therefore, we expect the overall GSE market to perform well in times of overall market stress as demonstrated in the third quarter, and we expect volumes to remain healthy through the remainder of the year.
•COVID-19 has created new opportunities in our management and consulting businesses, which performed well during the quarter as our clients turned to Newmark for advice on their real estate portfolios, including new environmental safety requirements, managing costs associated with implementing these new standards as well as assessing facility and employee readiness as companies plan their return to offices in the wake of the pandemic. In addition, consulting fee revenues from tenant restructuring and portfolio optimization are expected to continue in the near-term.

Impact of COVID-19 on Employees
Newmark has taken steps that it believes will help its employees during this global pandemic. These policies and practices protect the health, safety and welfare of the Company’s workforce while enabling employees to maintain a high level of performance. Certain of these items are summarized below.
•The Company activated its Business Continuity Plan in the first quarter of 2020 and, while many of our offices have reopened, we maintain a voluntary work-from-home policy. We are focused on maximizing productivity regardless of where our employees choose to work. In all cases, the Company has mandated appropriate social distancing measures;
•The Company has developed standardized procedures for reopening its offices safely in accordance with state and local regulatory requirements.
•The Company provides ongoing informational COVID-19 related messages and notices;
•Where applicable, Newmark has applied and is continuing to apply more frequent and vigorous hygiene and sanitation measures and providing personal protective equipment;
•Internal and external meetings are conducted virtually or via phone calls;
•Nonessential business travel has been restricted while personal travel has been discouraged, particularly in areas most affected by the pandemic;
•Newmark has deferred and is continuing to defer corporate events and participation in in-person industry conferences;
•If relevant, Newmark has deployed clinical staff internally to support its employees and required self-quarantine;
•The Company’s medical plans have waived applicable member cost sharing for all diagnostic testing related to COVID-19;
•Newmark continues to pay medical, dental, vision, and life insurance contributions for furloughed employees;
•The Company also introduced zero co-pay telemedicine for COVID or mental health-related visits for participants in the U.S. medical plans and their dependents. Newmark has encouraged the use of telemedicine during the pandemic;

•The Company has reminded employees about its Employee Assistance Program and the ways it can assist them during this challenging time;
•Newmark provides paid leave in accordance with its policies and applicable COVID-19-related laws and regulations; and
•Newmark's executive officers volunteered to reduce their annual basis salaries by 50% for Messrs, Lutnick and Gosin and 15% by Messrs, Merkel and Rispoli and Newmark's independent directors volunteered to forego 15% of their annual cash retainer, effective from April 27, 2020 through December 31, 2020.

Impact of COVID-19 on Newmark's Clients
    Newmark expects to help its clients manage their real estate portfolios during this pandemic in the following ways:
•The Company has provided and is continuing to provide consulting and advisory services for tenants that need assistance with implementing policies with respect to social distancing, workplace strategy, and portfolio strategies;
•Newmark has assisted and is continuing to assist clients in determining what their real estate needs will be in the short, medium, and long term and how they can devise and implement related strategies;
•The Company has enabled and is continuing to enable commercial real estate owners and investors with respect to appraisals and has helped and is continuing to help in select ways for them to preserve and create value. The Company has also helped and is continuing to help them navigate new requirements resulting from the pandemic, including with respect to cleaning, social distancing, and remote working; and
•Newmark's professionals are in constant communication with many of the largest institutions in the world to discuss debt and asset strategies in this rapidly evolving environment.

Impact of COVID-19 on the Company's Results
    The severe economic impact of COVID-19 on leasing and capital markets volumes is reflected in our results.Our revenues declined $150.7 million, or 25.7%, and $282.2 million, or 17.8%, during the three and nine months ended September 30, 2020 compared to the year earlier period. The decline in revenues was principally as a result of lower industry-wide leasing and capital markets volumes due to the COVID-19 pandemic. For the three months ended September 30, 2020, our leasing revenues declined $98.3 million, or 46.1%, and $227.6 million, or 37.7%, respectively, and our capital markets revenues declined $61.7 million, or 42.7% and $112.4 million, or 29.9%, respectively, compared to the prior annual period.

The significant decline in leasing and capital market revenues were partially offset by an increase in revenues generated from GSE mortgage originations. For the three and nine months ended September 30, 2020, gains from GSE mortgage originations increased $18.9 million, or 26.1%. and $61.9 million, or 41.6%, respectively, compared to the year earlier period. We expect the overall GSE market to perform well in times of market stress and GSE lending becomes available.

Our management services, serving fees and other revenues decreased by $9.6 million, or 6.1%, for the three months ended September 30, 2020 compared to the year earlier period, whereas, such fees and revenues remained relatively flat for the nine months ended September 30, 2020 compared to the year earlier period.

A significant component of our operating expenses relates to commissions earned by our producers, which move in tandem with revenues. Additionally, we have taken actions to reduce our operating and support costs in 2020 and remain focused on achieving permanent reductions in our expense base through technology and process improvements. Our total operating expenses were lower by $125.6 million, or 23.8%, and $230.4 million, or 16.2%, for the three and nine months ended September 30, 2020 compared to the year earlier period.

Net income available to common stockholders declined $13.3 million , or 15.0%, and $$44.4 million or 34.6%, during the three and nine months ended September 30, 2020 as compared with the three and nine months ended September 30, 2019, respectively. The decline in net income available to common stockholders for these periods was directly related to a significant decline in our revenues as a result of the COVID-19 pandemic. In addition, during the nine months ended September 30, 2020 we incurred non-cash impairment losses $26.8 million on non-marketable investments carried under the measurement alternative and $17.4 million of additional charges primarily related to our CECL reserve on our loss-sharing guarantee provided to Fannie Mae under the DUS Program. These charges were a direct result of the adverse changes in the macroeconomic conditions caused by COVID-19.

Certain GAAP expenses have been and may continue to be higher than they otherwise would have due to the pandemic. The impacted items have included and may continue to include:
•Non-cash amortization of intangibles with respect to acquisitions;
•Non-cash asset impairment charges with respect to goodwill or other intangible assets;
•Non-cash mark-to-market adjustments for non-marketable investments;

•Severance charges incurred in connection with headcount reductions as part of cost-savings initiatives;
•Restructuring and other expenses incurred in connection with refocusing parts of our business to meet changing demands;
•Non-compensation-related charges incurred as part of cost-savings initiatives. Such GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives;
•Newmark’s provisions for non-cash credit reserves under the CECL methodology; and
•Increased interest expense as a result of additional draw downs on the Credit Facility.

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

In response to the impact of the COVID-19 pandemic, we took actions to reduce expenses for 2020 related to support and operations functions.
    Separation and Distribution
Separation and Distribution and Related Agreements
On December 13, 2017, BGC, BGC Holdings, L.P. (“BGC Holdings”), BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, L.P. (“Newmark Holdings”), Newmark Partners, L.P. (“Newmark OpCo”), and, solely for the provisions listed therein, Cantor Fitzgerald L.P. (“CFLP” or “Cantor”, including Cantor Fitzgerald & Co. (“CF&Co”)), and BGC Global Holdings, L.P. (“BGC Global OpCo”) entered into a Separation and Distribution Agreement (as amended on November 8, 2018 and amended and restated on November 23, 2018, the “Separation and Distribution Agreement”). See Note 1 — “Organization and Basis of Presentation” to the Newmark financial statements in Part II, Item 8 of the Newmark Annual Report on Form 10-K for the year ended December 31, 2019, for additional information regarding the transactions related to the Separation, IPO and Spin-Off.

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

Debt Credit Agreements
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.937% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. Newmark used the net proceeds to repay the remaining balance of the Converted Term Loan of $133.9 million, the balance of the Intercompany Credit Agreement of $130.5 million, and a portion of the 2019 Promissory Note (as defined below). The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. As of September 30, 2020 and December 31, 2019, the carrying amount of the 6.125% Senior Notes was $542.2 million and $540.4 million, respectively.

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

On March 16, 2020, Newmark entered into a second amendment to the Credit Agreement (the “Second Amended Credit Agreement”), increasing the size of the Credit Facility to $465.0 million and extending the maturity date to February 26, 2023. The interest rate on the Amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch. As of September 30, 2020 and December 31, 2019, the carrying amount of the Credit Facility was $337.3 million and $48.9 million, respectively. On October 14, 2020, we paid down $100.0 million on the Credit Facility.

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

As of September 30, 2020, the Company had $50.0 million remaining from its debt repurchase authorization.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the CARES Act. The sublimit is now included within the Company’s existing $450 million warehouse facility due June 16, 2021. The advance line will provide 100% of the principal and interest advance payment at a rate of 1-month LIBOR plus 2.00% and will be collateralized by Fannie Mae's commitment to repay advances. Newmark has four Fannie Mae loans that were delinquent, with $0.3 million of advances outstanding as of September 30, 2020.

On November 30, 2018, Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of September 30, 2020, the Company did not have an outstanding balance under this facility.

Credit Ratings
    Newmark has a stand-alone BBB+ stable credit rating from JCRA, BBB- stable credit ratings from Fitch Ratings, Inc. and Kroll Bond Rating Agency and a BB+ stable credit rating from Standard & Poor’s.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata (the “BGC Holdings distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of September 30, 2020, the exchange ratio was 0.9373 shares of Newmark common stock per Newmark Holdings unit.

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

In September 2020, the SPV notified RBC of its decision to settle the second Nasdaq Forward using the Nasdaq shares the SPV expects to receive in November 2020 in exchange for the second tranche of the EPUs. The fair value of the Nasdaq shares that Newmark will receive is $121.9 million based on the September 30, 2020 price of Nasdaq.

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

Transfer of Employees to Newmark
In connection with the expansion of our mortgage brokerage and lending activities, Newmark entered into an agreement with Cantor pursuant to which five former employees of its affiliate, CCRE, transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018 and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million. In consideration for the Cantor payment, Newmark has agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. In July 2020, Newmark paid Cantor $3.3 million based on the employees' production. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.
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

Sublease to BGC
In May 2020 RKF Retail Holdings LLC, a subsidiary of the Company, entered into a one-year sublease to BGC U.S. OpCo of approximately 21,000 rentable square feet of excess space in New York City. In connection with this agreement, the Company received $0.2 million and $0.5 million from BGC for the three and nine months ended September 30, 2020.

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

Transactions related to ordinary course real estate services
On November 4, 2020, the Audit Committee of the Board of Directors authorized entities in which executive officers have a non-controlling interest to engage Newmark to provide ordinary course real estate services to them as long as Newmark’s fees are consistent with the fees that Newmark ordinarily charges for these services.

Key Business Drivers
Key drivers for U.S. commercial real estate services companies include the overall health of the U.S. economy, institutional ownership of commercial real estate as an investible asset class, and the ability to attract and retain talent. In our capital markets business, the availability of credit and certainty of valuations to investors are key drivers. In our multifamily business, demographic and economic factors are driving increased demand for new apartments, with an estimated 4.6 million needed by 2030, according to a 2017 study commissioned by the National Multifamily Housing Council and National Apartment Association. This should continue to drive investment sales, GSE multifamily lending and other mortgage brokerage and growth in our servicing portfolio over time.

Our origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency (the “FHFA”). On September 13, 2019, the FHFA revised its industry-wide multifamily loan purchase caps to $200.0 billion combined for the five-quarter period from the fourth quarter of 2019 to the fourth quarter of 2020. These caps on an annualized basis exceed total 2019 GSE volume of $148.5 billion and provide visibility through the end of 2020. Of the $200.0 billion, 37.5% must be loans in the affordable and underserved market segments, as well as loans that finance water and energy efficiency improvements. There is approximately $67.0 billion of lending capacity available under the FHFA caps in 2020.

Economic Outlook in the United States
COVID-19 has adversely affected the economic outlook in 2020, and the scope and duration of its impact on the U.S. and global economy are highly uncertain and cannot be predicted. After contracting by 31.4% annualized in the second quarter, the U.S. economy rebounded by 33.1% annualized during the third quarter of 2020, according to a preliminary estimate from the U.S. Department of Commerce. The consensus is for U.S. gross domestic product to contract by 3.6% in 2020 and then grow by 3.7% in 2021 and 3.0% in 2022, according to a recent Wall Street Journal survey of economists. This muted pace of growth expected during the next few years should help keep interest rates and inflation low by historical standards.

According to a preliminary report from the Bureau of Labor Statistics, employers increased the monthly average of payroll jobs by approximately 1.3 million on a net basis during the third quarter of 2020. The unemployment rate decreased to 7.9% in September 2020 from 11.1% in June 2020.

The ten-year Treasury yield declined by approximately 99 basis points to 0.69% as of September 30, 2020 versus the year-earlier date. Ten-year Treasury yields have remained well below their 50-year average of approximately 6.22% due to market expectations that the Federal Open Market Committee (“FOMC”) will maintain a near-zero federal funds rate over the next several years in addition to muted inflation expectations. On September 16, 2020, the FOMC Committee decided to maintain the target range for the federal funds rate at 0 to 0.25%. The Committee expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and until inflation has risen to 2 percent and is on track to moderately exceed 2 percent for some time.

Market Statistics
COVID-19 has adversely affected U.S. commercial real estate transaction volumes in the third quarter of 2020, and its impact on U.S. and international commercial real estate, GSE multifamily financing and the overall commercial mortgage market are highly uncertain and cannot be predicted. According to Real Capital Analytics (“RCA”), prices for commercial real estate were up by approximately 1.4% year-over-year for the quarter ended September 30, 2020. In the third quarter of 2020, overall U.S. commercial real estate notional sales volumes decreased by approximately 57%. In comparison, our investment sales volumes decreased 43% year-over-year in the third quarter of 2020. Our total debt volumes were down 41% to $5 billion in the third quarter of 2020 as compared with the third quarter of 2019.

Newmark’s loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volumes decreased by approximately 30% year-over-year in the third quarter of 2020. In comparison, Newmark’s combined notional volumes across GSE and FHA multifamily loan originations decreased by 17% year-over-year.

Regulatory Environment
See “—Regulatory Requirements” herein for information related to our regulatory environment.

Liquidity
See “— Financial Position, Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.

Financial Overview
Revenues
We derive revenues from the following general four sources:
•Leasing and Other Commissions. We offer a diverse range of commercial real estate brokerage and advisory services, including tenant and agency representation, which includes comprehensive lease negotiations, strategic planning, site selection, lease auditing, and other financial and market analysis.
•Capital Markets. Our real estate capital markets business specializes in the arrangement of acquisitions and dispositions of commercial properties, as well as providing other financial services, including the arrangement of debt and equity financing, and loan sale advisory.
•Gains from Mortgage Banking Activities/Originations, Net. Gains from mortgage banking activities/originations are derived from the origination of loans with borrowers and the sale of those loans to investors.
•Management Services, Servicing Fees and Other. We provide commercial services to tenants and landlords. In this business, we provide property and facilities management services along with project management, valuation and advisory services and other consulting services, as well as technology, to customers who may also utilize our commercial real estate brokerage services. Servicing fees are derived from the servicing of loans originated by us as well as loans originated by third parties.

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
Other Income, Net
Other income, net is comprised of the gains associated with the Earn-out shares related to the Nasdaq transaction and the movements related to the impact of any unrealized non-cash mark-to-market gains or losses related to the Nasdaq Forwards. Additionally, other income includes gains (losses) on equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, and the mark-to-market gains or losses on the non-marketable investments.

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

Impact of Adopting Lease Guidance
On January 1, 2019, Newmark adopted Accounting Standards Codification 842, Leases (“ASC 842”), which provides guidance on the accounting and disclosure for accounting for leases. Newmark has elected the optional transition method, and pursuant to this transition method, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods prior to January 1, 2019. Newmark has elected the package of “practical expedients,” which permits Newmark not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Newmark has elected the short-term lease recognition exemption for all leases that qualify, and has elected the practical expedient to not separate lease and non-lease components for all leases other than real estate leases.

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

Impact of Adopting Credit Loss Guidance
On January 1, 2020, Newmark adopted Accounting Standards Codification 326, Financial Instrument-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASC 326”), which provides guidance on the accounting and disclosure for accounting for expected credit losses on financial instruments.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$114,947	26.4%	$213,242	36.4%	$375,465	28.8%	$603,094	38.0%
Capital markets	82,956	19.0	144,666	24.7	263,838	20.2	376,213	23.7
Gains from mortgage banking activities/originations, net	91,192	20.9	72,332	12.3	210,686	16.2	148,769	9.4
Management services, servicing fees and other	146,829	33.7	156,394	26.7	453,583	34.8	457,692	28.9
Total revenues	435,924	100.0	586,634	100.0	1,303,572	100.0	1,585,768	100.0
Expenses:
Compensation and employee benefits	253,908	58.2	341,036	58.1	784,684	60.2	921,126	58.1
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	50,769	11.6	56,647	9.7	74,544	5.7	109,871	6.9
Total compensation and employee benefits	304,677	69.9	397,683	67.8	859,228	65.9	1,030,997	65.0
Operating, administrative and other	61,790	14.2	86,297	14.7	215,083	16.5	275,939	17.4
Fees to related parties	6,109	1.4	7,088	1.2	17,126	1.3	21,035	1.3
Depreciation and amortization	29,627	6.8	36,781	6.3	104,613	8.0	98,510	6.2
Total operating expenses	402,203	92.3	527,849	90.0	1,196,050	91.8	1,426,481	90.0
Other income/(loss), net	108,608	24.9	108,711	18.5	73,657	5.7	95,267	6.0
Income from operations	142,329	32.6	167,496	28.6	181,179	13.9	254,554	16.1
Interest (expense) income, net	(9,532)	(2.2)	(8,167)	(1.4)	(28,617)	(2.2)	(23,947)	(1.5)
Income before income taxes and noncontrolling interests	132,797	30.5	159,329	27.2	152,562	11.7	230,607	14.5
Provision for income taxes	33,272	7.6	36,760	6.3	38,158	2.9	52,568	3.3
Consolidated net income	99,525	22.8	122,569	20.9	114,404	8.8	178,039	11.2
Less: Net income attributable to noncontrolling interests	24,176	5.5	33,871	5.8	30,563	2.3	49,769	3.1
Net income available to common stockholders	$75,349	17.3%	$88,698	15.1%	$83,841	6.4%	$128,270	8.1%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$13,243	3.0%	$17,499	3.0%	$21,668	1.7%	$39,671	2.5%
Allocations of net income to limited partnership units and FPUs	29,221	6.7	32,496	5.5	30,753	2.4	50,410	3.2
Limited partnership units amortization	4,902	1.1	5,239	0.9	12,808	1.0	16,618	1.0
RSU amortization	3,404	0.8	1,413	0.2	9,315	0.7	3,172	0.2
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$50,770	11.6%	$56,647	9.7%	$74,544	5.7%	$109,871	6.9%

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

Revenues
Leasing and Other Commissions
Leasing and other commission revenues decreased by $98.3 million, or 46.1%, to $114.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily due to lower industry-wide leasing as a result of the COVID-19 pandemic.

Capital Markets
Capital markets revenue decreased by $61.7 million, or 42.7%, to $83.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily due to the lower industry-wide volumes as a result of the impact of the COVID-19 pandemic.

Gains from Mortgage Banking Activities/Originations, Net
Gains from mortgage banking activities, net increased by $18.9 million, or 26.1%, to $91.2 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily due to strong GSE originations.

A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the three months ended September 30, 2020 and 2019, we recognized $60.9 million and $37.4 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue decreased $9.6 million, or 6.1%, to $146.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily due to lower interest income on escrow balances of $5.6 million and lower yield maintenance fees of $1.9 million.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $87.1 million, or 25.5%, to $253.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease in the third quarter of 2020 was directly related to lower commission based revenues and our cost reduction plan.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $5.9 million, or 10.4%, to $50.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 as a result of lower exchange charges of $$4.3 million and lower income allocations of $3.3 million due to less earning in the quarter.

Operating, Administrative and Other
Operating, administrative and other expenses decreased $24.5 million, or 28.4%, to $61.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to our cost reduction plan.

Fees to Related Parties
Fees to related parties decreased by $1.0 million, or 13.8%, to $6.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2020 decreased by $7.2 million, or 19.5%, to $29.6 million as compared to the three months ended September 30, 2019. This decrease was due to a $6.9 million decrease in mortgage servicing rights amortization.

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the three months ended September 30, 2020 and 2019, our expenses included $22.6 million and $29.5 million of MSR amortization, respectively. The MSR amortization decreased due to an impairment in the prior year quarter of $7.4 million.

Other Income (loss), Net
Other income (loss), net of $108.6 million in the three months ended September 30, 2020 was primarily related to $121.9 million of income related to the 2020 annual Nasdaq Earn-out, a mark-to-market loss related to the Nasdaq Forwards of $5.8 million, which Nasdaq Forwards are a hedge against potential downside risk from a decline in the share price of Nasdaq's common stock, while allowing the Company to retain all the potential upside from any related share price appreciation related to the annual Nasdaq Earn-out. The value of the Nasdaq Forwards moves inversely with the price of Nasdaq common stock. Additionally, other income, net was negatively impacted by $$7.4 million of equity losses from Real Estate LP.

Other income (loss), net of $108.7 million in three months ended September 30, 2019 was primarily related to $100.2 million of income related to the 2019 annual Nasdaq Earn-out, mark-to-market losses related to the Nasdaq Forwards of $8.2 million and unrealized gains of $16.5 million from non -marketable investments carried under the measurement alternatives.

Interest (Expense) Income, Net
Interest expense, net increased by $1.4 million, or 16.7%, to $9.5 million during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to borrowings on our Credit Facility.

Provision for Income Taxes
Provision for income taxes decreased by $3.5 million, or 9.5%, to $33.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This decrease was primarily driven by lower pretax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $9.7 million, or 28.6%, to $24.2 million for the three months ended September 30, 2020.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

Revenues
Leasing and Other Commissions
Leasing and other commission revenues decreased by $227.6 million, or 37.7%, to $375.5 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Leasing and other commissions volumes fell significantly beginning in March of 2020 due to lower industry-wide leasing resulting from the impact of the COVID- 19 pandemic.

Capital Markets
Capital markets revenue decreased by $112.4 million, or 29.9%, to $263.8 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Capital market volumes fell significantly beginning in March of 2020 due to the impact of the COVID-19 pandemic.

Gains from Mortgage Banking Activities/Originations, Net
Gains from mortgage banking activities, net increased by $61.9 million, or 41.6%, to $210.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The increase was primarily due to strong GSE originations.

A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the nine months ended September 30, 2020 and 2019, we recognized $132.4 million and $78.7 million of non-cash gains, respectively, related to OMSRs. As with originations, OMSR gains are also impacted by the product mix and weighted average servicing fees.

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue decreased $4.1 million, or 0.9%, to $453.6 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was due to lower escrow earnings, interest on loans held for sale, and lower yield maintenance fees, partially offset by an increase in non-fee pass-through revenues and servicing fees.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $136.4 million, or 14.8%, to $784.7 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The decrease was primarily due to lower commission based revenues and as a result of our cost reduction plan.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $35.2 million, or 32.3%, to $74.5 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 as a result of lower exchange charges of $18.0 million and lower income allocations of $19.7 million due to lower earnings.

Operating, Administrative and Other
Operating, administrative and other expenses decreased $60.9 million, or 22.1%, to $215.1 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was primarily due to our cost reduction plan and a $12.8 million acquisition-related earnout reversal, partially offset by $18.2 million provision related to CECL.

Fees to Related Parties
Fees to related parties decreased by $3.9 million, or 18.6%, to $17.1 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2020 increased by $6.1 million, or 6.2%, to $104.6 million as compared to the nine months ended September 30, 2019. This increase was due to a $6.5 million increase in mortgage servicing rights amortization.

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the nine months ended September 30, 2020 and 2019, our expenses included $85.9 million and $79.4 million of MSR amortization, respectively. The MSR amortization increased primarily due to higher impairments as a result of the decline in short term interest rates caused by COVID-19.

Other Income (loss), Net
Other income (loss), net of $73.7 million in the nine months ended September 30, 2020 is primarily related to $119.6 million of income related to the Nasdaq Earn-out, partially offset by unrealized losses of $26.8 million relating to non-marketable investments carried under the measurement alternative, $11.6 million of equity losses from Real Estate LP and $7.1 million of mark-to market losses on the Nasdaq Forwards.

Other income (loss), net of $95.3 million in the nine months ended September 30, 2019 is primarily related to $107.1 million of income primarily related to the 2019 annual Nasdaq Earn-out and unrealized gains of $20.5 million resulting from non-marketable investments carried under measurement alternatives, partially offset by the mark-to-market losses related to the Nasdaq Forwards of $37.2 million.

Interest (Expense) Income, Net
Interest expense, net increased by $4.7 million, or 19.5%, to $28.6 million during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 due to increased borrowings on the Credit Facility.

Provision for Income Taxes
Provision for income taxes decreased by $14.4 million, or 27.4%, to $38.2 million for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This decrease was primarily driven by lower pretax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $19.2 million, or 38.6%, to $30.6 million for the nine months ended September 30, 2020.

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

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019 (1)	June 30, 2019	March 31, 2019	December 31, 2018
Revenues:
Commissions	$197,903	$173,038	$268,362	$416,728	$357,908	$346,131	$275,268	$426,431
Gains from mortgage banking activities/originations, net	91,192	69,071	50,422	49,316	72,332	45,091	31,346	49,501
Management services, servicing fees and other	146,829	141,609	165,146	166,320	156,394	160,256	141,042	155,759
Total revenues	435,924	383,718	483,930	632,364	586,634	551,478	447,656	631,691
Expenses:
Compensation and employee benefits	253,908	230,518	300,257	354,862	341,036	316,737	263,353	342,876
Equity-based compensation and allocations of net income to limited partnership units and FPUs	50,769	10,860	12,914	148,965	56,647	39,353	13,871	99,085
Total compensation and employee benefits	304,677	241,378	313,171	503,827	397,683	356,090	277,224	441,961
Operating, administrative and other	61,790	61,012	92,281	85,918	86,297	101,749	87,893	91,369
Fees to related parties	6,109	5,205	5,812	3,990	7,088	7,222	6,725	6,323
Depreciation and amortization	29,627	28,946	46,039	32,634	36,781	33,425	28,304	29,146
Total operating expenses	402,203	336,541	457,303	626,369	527,849	498,486	400,146	568,799
Other income (loss), net	108,608	(36,389)	1,438	(14,313)	108,711	(3,726)	(9,718)	28,234
Income (loss) from operations	142,329	10,788	28,065	(8,318)	167,496	49,266	37,792	91,126
Interest expense, net	(9,532)	(10,056)	(9,030)	(8,141)	(8,167)	(8,081)	(7,699)	(14,705)
Income (loss) before income taxes and noncontrolling interests	132,797	732	19,035	(16,459)	159,329	41,185	30,093	76,421
Provision (benefit) for income taxes	33,272	88	4,797	(132)	36,760	9,121	6,687	36,862
Consolidated net income (loss)	99,525	644	14,238	(16,327)	122,569	32,064	23,406	39,559
Less: Net income (loss) attributable to noncontrolling interests	24,176	330	6,056	(5,362)	33,871	9,396	6,502	21,800
Net income (loss) available to common stockholders	$75,349	$314	$8,182	$(10,965)	$88,698	$22,668	$16,904	$17,759
(1)Amounts include the gains related to the Nasdaq Earn-out associated with the Nasdaq monetization transactions recorded in Other income (loss), net.

Financial Position, Liquidity and Capital Resources

    Actions taken in response to COVID-19
    In the first quarter of 2020, we took various measures to strengthen our balance sheet and maintain liquidity to withstand the potential impact of the COVID-19 pandemic. In March 2020, we drew down an incremental $180.0 million under the $465.0 million Credit Facility to enhance financial flexibility. In the third quarter of 2020, we repaid $75.0 million on the Credit Facility. We have $340.0 million outstanding under this Credit Facility as of September 30, 2020. Subsequent to September 30, 2020, we paid down an additional $100.0 million on the Credit Facility, increasing the remaining availability to $225.0 million. We have no debt maturities until 2023. Additionally, dividends to common stockholders have been reduced to $0.01 as approved by our Board of Directors beginning with the first quarter of 2020, and distributions to partners have been reduced comparably. During the first three quarters of 2020, we did not repurchase any common shares. In addition, we took actions to reduce expenses for 2020 related to support and operations functions. Collectively, these actions reinforce our ability to maintain financial flexibility during the COVID-19 pandemic and emerge from the crises with market share gains.

Overview
    The primary source of liquidity for our business is the cash flow provided by our operations and our off-balance sheet Nasdaq asset.

    As of September 30, 2020, we have $273.0 million in cash and cash equivalents and approximately $678.0 million in additional Nasdaq stock and retained upside (stock value based on the September 30, 2020 closing price) that Newmark expects to receive through 2027.

    Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities, and Nasdaq shares are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of September 30, 2020, our long-term debt consists of our 6.125% Senior Notes with a carrying amount of $542.2 million and $337.3 million outstanding under the Credit Facility.

Financial Position
Total assets at September 30, 2020 were $4,678.6 million as compared to $3,201.6 million at December 31, 2019. The increase of $1,477.0 million can be primarily attributed to an increase in loans held for sale, at fair value of $1,322.4 million.

Total liabilities at September 30, 2020 and December 31, 2019 were $3,765.9 million and $2,239.5 million, respectively. The increase of $1,523.9 million can be primarily attributed to an increase in outstanding borrowings under warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $1,300.7 million and an increase in long-term debt of $290.2 million.

    Liquidity
We expect to generate cash flows from operations to fund our business and to meet our short-term liquidity requirements, which we define as the next twelve months. As of September 30, 2020, our liquidity was $273.0 million. This does not include the approximately $706.0 million in additional Nasdaq stock and retained upside (stock value based on the September 30, 2020 closing price) that Newmark expects to receive through 2027.

    Managing our multifamily GSE mortgage business through the pandemic
    We are a lender for Multifamily, Seniors, Healthcare, Student, and Manufactured Housing Community (MHC) assets through Fannie Mae, Freddie Mac, and FHA.
•These loans are guaranteed by the respective capital source and pre-sold by us prior to the commitment of any corporate funds. We take no interest rate risk on the origination and sale of these loans.
•The pre-sold loans are funded at a 100% advance rate via bank warehouse facilities and are generally held for a period of 30-45 days prior to the consummation of a sale at an annualized carry rate of approximately 50 basis points. As of September 30, 2020, we had $2.4 billion of warehouse loan funding available through multiple banking partners of which $1.1 billion were temporary increases which expired in October 2020.
•We also service loans for Fannie Mae, Freddie Mac, FHA, and various life insurance companies, banks, CMBS and other lenders.
•We share credit losses on a pari passu basis with Fannie Mae (weighted average loss sharing is approximately 29%) on our $22.7 billion portfolio. In the event of an actual credit loss, all losses are allocated between the two parties based on the contractual loss sharing arrangement. Although we share credit losses on our Fannie Mae DUS portfolio, we view our originated servicing portfolio to be conservative in terms of relevant credit metrics such as debt service coverage, original loan-to-value and market and borrower quality.

Following enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020, Fannie Mae, Freddie Mac and Ginnie Mae announced forbearance of loan payment programs. Newmark only has advancing obligations under Fannie Mae and Ginnie Mae. Effective July 1, 2020, Fannie announced an update to their forbearance of loan payment program:
•Forbearance may be granted for an additional three months of loan payments (for a total of six months). To be eligible, borrower must be in compliance with existing forbearance and demonstrate a hardship directly related to COVID-19.
•While the forbearance rate remains difficult to predict, we would be required to advance up to $4.4 million for each 1% increase in the forbearance rate based on the CARES Act forbearance period.
•As of September 30, 2020, Newmark had nine loans totaling $149.6 million in outstanding principal balance where we have $1.3 million in outstanding servicing advances.
•Newmark has a $125.0 million line of credit with Bank of America within its $450.0 million warehouse facility to fund principal and interest servicing advances during the forbearance period related to the CARES Act.
•We have a contractual right to be reimbursed in full by Fannie Mae and Ginnie Mae for all servicer advances made during the COVID-19 forbearance program.

Long-term debt
Long-term debt consisted of the following (in thousands):

	As of September 30, 2020	As of December 31, 2019
6.125% Senior Notes	$542,166	$540,377
Credit Facility	337,338	48,917
Total	$879,504	$589,294

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

Credit Facility
On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent. The Credit Agreement was amended on February 26, 2020 to increase the size of the facility and extend the maturity date to February 26, 2023. The Amended Credit Agreement provides for a $425.0 million three-year unsecured senior revolving credit facility. The Credit Agreement was again amended on March 16, 2020 to increase the size of the facility and extend the maturity date to February 26, 2023. The Amended Credit Agreement provides for a $465.0 million three-year unsecured senior revolving credit facility. As of September 30, 2020, the carrying value of borrowings outstanding under the Amended Credit Agreement was $337.3 million. Borrowings under the Amended Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) London Interbank Offered Rate (“LIBOR”) for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 175 basis points with respect to LIBOR borrowings and (a) above can be 0.50% higher depending upon Newmark’s credit rating. The Amended Credit Facility also provides for an unused facility fee. During the nine months ended September 30, 2020, Newmark drew $365.0 million on the Credit Facility and paid down $75.0 million. On October 14, 2020, Newmark paid down an additional $100.0 million of the Credit Facility.

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of September 30, 2020, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of September 30, 2020, Newmark had $2.4 billion of committed loan funding available through three commercial banks and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of September 30, 2020 and December 31, 2019, we had $1.5 billion and $209.6 million outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash provided by (used in) operating activities	$(385,955)	$174,805	$(1,341,050)	$393,415
Add back:
Loan originations - loans held for sale	3,226,603	4,012,751	8,285,891	7,511,234
Loan sales - loans held for sale	(2,780,275)	(4,124,128)	(6,990,582)	(7,820,263)
Unrealized gains on loans held for sale	1,978	(3,176)	27,136	22,522
Net cash provided by operating activities excluding activity from loan originations and sales (1)	$62,351	$60,252	$(18,605)	$106,908
(1) Includes payments for new hires and producers in the amount of $6.5 million and $69.0 million for the three and nine months ended September 30, 2020, respectively, and $49.0 million and $103.0 million for the three and nine months ended September 30, 2019, respectively.

Cash Flows for the Nine Months Ended September 30, 2020
For the nine months ended September 30, 2020, we used $1.3 billion of cash for operations. However, excluding activity from loan originations and sales, net cash used by operating activities for the nine months ended September 30, 2020 was $18.6 million. We had consolidated net income of $114.4 million, $38.7 million of positive adjustments to reconcile net income to net cash used by operating activities (excluding activity from loan originations and sales) and $171.7 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $130.0 million of increases in loans, forgivable loans and other receivables from employees, $64.4 million of decreases in other payables, and decreases in accrued compensation of $98.1 million, offset by a $120.7 million decrease in receivables, net. Cash provided by investing activities was $12.5 million, primarily related to $34.7 million of proceeds from the sale of marketable securities, partially offset by $16.2 million in purchases of fixed assets and $5.9 million of payments for acquisitions, net of cash acquired. We had $1.4 billion of cash provided by financing activities primarily due to net borrowings on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $8.3 billion and borrowing of $365.0 million under the Credit Facility, partially offset by $7.0 billion in principal payments on warehouse facilities, repayments of $36.7 million of securities loaned, distributions to limited partnership interests and other noncontrolling interests of $81.9 million and dividends to stockholders of $21.4 million.

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

Credit Ratings
    As of September 30, 2020, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
JCRA	BBB+	Stable
Kroll Bond Rating Agency	BBB-	Stable
Standard & Poor's	BB+	Stable

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

    Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying unaudited condensed consolidated financial statements. As of September 30, 2020, Newmark has met all capital requirements. As of September 30, 2020, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $336.9 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of September 30, 2020 and December 31, 2019, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of September 30, 2020 and December 31, 2019, outstanding borrower advances were $1.3 million and $0.3 million, respectively, and are included in “Other assets” in our accompanying unaudited condensed consolidated balance sheets.

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

EQUITY
Repurchase Program
    On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark's Class A common stock and purchases of limited partnership interests or other equity interests in Newmark's subsidiaries up to $200 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. During 2020, Newmark did not repurchase any shares of Class A common stock under this program. As of September 30, 2020, Newmark has repurchased 4.6 million shares of Class A common stock at an average price of $9.32. As of September 30, 2020, Newmark had $157.4 million remaining from its share repurchase and unit purchase authorization.
    The following table details our share repurchase activity during 2020, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced repurchase program and the approximate value that may yet be purchased under such program (in thousands except share and per share amounts):

Period	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Plan
Balance, January 1, 2020	4,568,002	$9.32	4,568,002	$157,413
January 1, 2020 - March 31, 2020	—	—	—	—
April 1, 2020 - June 30, 2020	—	—	—	—
July 1, 2020 - September 30, 2020	—	—	—	—
Total	4,568,002	$9.32	4,568,002	$157,413

Fully Diluted Share Count
Our fully diluted weighted-average share count for the three months ended September 30, 2020 was as follows (in thousands):

Three Months Ended September 30, 2020
Common stock outstanding(1)	179,501
Partnership units(2)	86,912
RSUs (Treasury stock method)	155
Newmark exchange shares	225
Total(3)	266,793
(1)Common stock consisted of Class A shares and Class B shares. For the year ended September 30, 2020, the weighted-average number of Class A shares was 158.2 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.
(2)Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units, (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-Q for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 22.7 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the three months ended September 30, 2020, the weighted-average share count includes 9.2 million potentially anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) share count for the three months ended September 30, 2020 was as follows (in thousands):

Three Months Ended September 30, 2020
Common stock outstanding	179,705
Partnership units	83,368
Newmark RSUs	211
Newmark exchange shares	225
Other	377
Total	263,886

Contingent Payments Related to Acquisitions
Newmark completed acquisitions for which contingent cash consideration of $18.2 million. The contingent cash liability is recorded at fair value as deferred consideration on our accompanying unaudited condensed consolidated balance sheets.

Equity Method Investments
Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of September 30, 2020, Newmark had $88.3 million in this equity method investment, which represents a 27% ownership in Real Estate LP.

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

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2020, we have issued 0.6 million shares of our Class A common stock under this registration statement.

Contractual Obligations and Commitments
As of September 30, 2020, Newmark was committed to fund approximately $0.5 billion, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of September 30, 2020 and December 31, 2019, the aggregate balance of employee loans, net of reserve, was $479.8 million and $403.7 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three and nine months ended September 30, 2020 was $18.3 million and $50.2 million, respectively, and $13.2 million and $31.7 million, respectively, for the three and nine months ended September 30, 2019. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

When reviewing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the results of the qualitative assessment are not conclusive, or if we choose to bypass the qualitative assessment, we perform a goodwill impairment analysis using a two-step process. Newmark had goodwill balances as of September 30, 2020 and December 31, 2019 of $559.9 million and $557.9 million, respectively.

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

During the nine months ended September 30, 2020, there was a significant increase in our reserves due to adverse changes in the macroeconomic forecast caused by COVID-19. Macroeconomic forecasts are critical inputs into our model and material movements in variables such as, the U.S. unemployment rate and U.S. GDP growth rate could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Dividend Policy
Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Our Board declared a dividend of $0.01 per share for the third quarter of 2020. In the first quarter of 2020, the Board took the step of reducing the quarterly dividend out of an abundance of caution in order to strengthen our balance sheet as the real estate markets face difficult and unprecedented macroeconomic conditions. Additionally, beginning with the first quarter of 2020, Newmark Holdings has reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status. Newmark believes that these steps will allow the Company to prioritize its financial strength. The Company expects to regularly review its capital return policy.

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
•Charges with respect to grants of exchangeability, which reflect the right of holders of limited partnership units with no capital accounts, such as LPUs and PSUs, to exchange these units into shares of common stock, or into partnership units with capital accounts, such as HDUs, as well as cash paid with respect to taxes withheld or expected to be owed by the unit holder upon such exchange. The withholding taxes related to the exchange of certain non-exchangeable units without a capital account into either common shares or units with a capital account may be funded by the redemption of preferred units such as PPSUs.
•Charges with respect to preferred units. Any preferred units would not be included in the Company's fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain limited partnership units that may be granted exchangeability or redeemed in connection with the grant of shares of common stock at ratios designed to cover any withholding taxes expected to be paid. This is an acceptable alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.
•GAAP equity-based compensation charges with respect to the grant of an offsetting amount of common stock or partnership units with capital accounts in connection with the redemption of non-exchangeable units, including PSUs and LPUs.
•Charges related to amortization of RSUs and limited partnership units.
•Charges related to grants of equity awards, including common stock or partnership units with capital accounts
•Allocations of net income to limited partnership units and FPUs. Such allocations represent the pro-rata portion of post-tax GAAP earnings available to such unit holders.

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

Certain Other Compensation-Related Items under Adjusted Earnings and Adjusted EBITDA
Newmark also excludes various other GAAP items that management views as not reflective of the Company's underlying performance for the given period from its calculation of Adjusted Earnings and Adjusted EBITDA. These may include compensation-related items with respect to cost-saving initiatives, such as severance charges incurred in connection with headcount reductions as part of broad restructuring and/or cost-saving plans.

Calculation of Non-Compensation Adjustments for Adjusted Earnings and Adjusted EBITDA
Newmark's calculation of pre-tax Adjusted Earnings excludes non-cash GAAP charges related to the following:
•Amortization of intangibles with respect to acquisitions. • Gains attributable to originated mortgage servicing rights (which Newmark refers to as "OMSRs").

•Amortization of mortgage servicing rights (which Newmark refers to as "MSRs"). Under GAAP, the Company recognizes OMSRs gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. Subsequent to the initial recognition at fair value, MSRs are carried at the lower of amortized cost or fair value and amortized in proportion to the net servicing revenue expected to be earned. However, it is expected that any cash received with respect to these servicing rights, net of associated expenses, will increase Adjusted Earnings and Adjusted EBITDA in future periods.
•Various other GAAP items that management views as not reflective of the Company's underlying performance for the given period, including non-compensation-related charges incurred as part of broad restructuring and/or cost savings plans. Such GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives, as well as non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions.

    Calculation of Other (income) losses for Adjusted Earnings
    Adjusted Earnings calculations also exclude certain other non-cash, non-dilutive, and/or non-economic items, which may, in some periods, include:
•Unusual, one-time, non-ordinary or non-recurring gains or losses;
•Non-cash GAAP asset impairment charges;
•The impact of any unrealized non-cash mark-to-market gains or losses on "Other income (loss)" related to the variable share forward agreements with respect to Newmark's expected receipt of the Nasdaq payments in 2020, 2021, and 2022 and the previously settled 2019 Nasdaq payment (the "Nasdaq Forwards"); and/or
•Mark-to-market adjustments for non-marketable investments;
•Certain other non-cash, non-dilutive, and/or non-economic items.

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
•The fully diluted share count includes the shares related to any dilutive instruments, but excludes the associated expense, net of tax, when the impact would be dilutive; or
•The fully diluted share count excludes the shares related to these instruments, but includes the associated expense, net of tax.

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

Adjusted EBITDA Defined
Newmark also provides an additional non-GAAP financial performance measure, "Adjusted EBITDA", which it defines as GAAP "Net income (loss) available to common stockholders", adjusted to add back the following items:
•Net income (loss) attributable to noncontrolling interest;
•Provision (benefit) for income taxes;
•OMSR revenue;

•MSR amortization;
•Other depreciation and amortization;
•Equity-based compensation and allocations of net income to limited partnership units and FPUs;
•Various other GAAP items that management views as not reflective of the Company’s underlying performance for the given period, including non-compensation-related charges incurred as part of broad restructuring and/or cost savings plans. Such GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives, as well as non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions.
•Other non-cash, non-dilutive, and/or non-economic items, which may, in certain periods, include the impact of any unrealized non-cash mark-to-market gains or losses on "other income (loss)" related to the variable share forward agreements with respect to Newmark's expected receipt of the Nasdaq payments in 2020, 2021, and 2022 and the recently settled 2019 Nasdaq payment (the "Nasdaq Forwards"), as well as mark-to-market adjustments for non-marketable investments; and
•Interest expense.

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

Current Organizational Structure
As of September 30, 2020, there were 163,198,127 shares of Newmark Class A common stock issued and 158,630,125 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of September 30, 2020, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM as of September 30, 2020, represented approximately 57.3% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of September 30, 2020, we directly held Newmark OpCo limited partnership interests consisting of approximately 85,605,340 units representing approximately 32.2% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of September 30, 2020, 5,022,871 founding/working partner interests were outstanding. These founding/working partners were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires such interests from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of September 30, 2020, 61,354,075 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of September 30, 2020, the exchange ratio was 0.9373.

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

The following diagram illustrates the ownership structure of Newmark as of September 30, 2020. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF SEPTEMBER 30, 2020

Cantor Fitzgerald, L.P.
Public Stockholders of Newmark Group, Inc.
Class A common stock (0.0% of economics and 0.0% of voting power of Newmark Group, Inc.)
100% Class B common stock (11.8% of economics and 57.3% of voting power)
8.0% indirect economic interest in Newmark OpCo
100% Class A common stock (88.2% of economics and 42.7% of voting power)
59.8% indirect economic interest in Newmark OpCo
Limited Partnership Interests (28.3% of economics of Newmark Holdings)
9.1% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interests (71.7% of economics of Newmark Holdings)
23.1% indirect economic interest in Newmark OpCo
Newmark Holdings
Limited Partnership Interest (67.8% of economics of Newmark OpCo)
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interest (32.2% of economics of Newmark OpCo)
Newmark OpCo
Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
Minority Equity Interests
Operating Subsidiaries
Other Entities

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 88.2% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 11.8% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 74.2% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 25.8% of the voting power in Newmark.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2020 through September 30, 2020 as follows: (a) an aggregate of 6,165,380 limited partnership units granted by Newmark Holdings; (b) no shares of Newmark Class A common stock repurchased by us; (c) no shares of Newmark Class A common stock forfeited; (d) 746,974 shares of Newmark Class A common stock issued for vested restricted stock units; (e) 602,201 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 19,397,799 of such shares remaining available for issuance by us under such Registration Statement; (h) 906,507 terminated limited partnership units; and (i) 328 purchased limited partnership units.

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

Interest Rate Risk
Newmark had $542.2 million of fixed rate 6.125% Senior Notes outstanding as of September 30, 2020. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had $1.5 billion outstanding under its Credit Facility as of September 30, 2020. The interest rate on the Credit Facility is based upon LIBOR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of September 30, 2020 and 2019 was 15 basis points and 202 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by $13.3 million based on our escrow balance as of September 30, 2020 compared to $14.0 million based on our escrow balance as of September 30, 2019. A decrease in 30-day LIBOR to zero would decrease our annual earnings by $2.0 million based on the escrow balances as of September 30, 2020 and a 100-basis point decrease in 30-day LIBOR would decrease our annual earnings by $14.0 million based on our escrow balances as of September 30, 2019.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by $15.1 million based on our outstanding balances as of September 30, 2020 compared to $6.8 million based on our outstanding balances as of September 30, 2019. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $2.2 million based on our outstanding warehouse balance as of September 30, 2020 and a 100 basis point decrease in 30-day LIBOR would increase earnings $6.8 million as of September 30, 2019.

Market Risk
We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $121.9 million and $36.8 million as of September 30, 2020 and December 31, 2019, respectively. These include shares of common stock of Nasdaq, the rights to which initially resulted from BGC Partners sale of its electronic benchmark Treasury platform to Nasdaq. The right to receive the remainder of the Nasdaq payment was transferred from BGC Partners to us beginning in the third quarter of 2017. We have recorded gains related to the Nasdaq payments and related appreciation in shares held by Newmark of $119.7 million and $107.0 million for the three months ended September 30, 2020 and 2019, respectively, and expect our future results to include the additional approximately 6.9 million Nasdaq shares to be received over time. In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares to be received in each of 2019, 2020, 2021 and 2022. On December 2, 2019 the SPV delivered 898,685 Nasdaq Shares to RBC in exchange for $93.5 million Newmark OpCo EPUs pursuant to the first forward agreement.

For the three months ended September 30, 2020 and 2019, we recorded losses of $5.8 million and $8.2 million for the mark-to-market adjustment related to the Nasdaq Forwards. For the nine months ended September 30, 2020 and 2019, we recorded losses of $7.5 million and $37.2 million for the mark-to-market adjustment related to the Nasdaq Forwards.

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

The Nasdaq Forwards are derivatives and, accordingly, are marked to fair value through our accompanying unaudited condensed consolidated statements of operations. The fair value of the Nasdaq Forwards is determined utilizing the following inputs, as applicable:
•The underlying number of shares and the related strike price;
•The maturity date; and
•The implied volatility of Nasdaq’s stock price.

The fair value of Newmark’s Nasdaq Forwards considers the effects of Nasdaq’s stock price volatility between the balance sheet date and the maturity date. The fair value is determined through the use of a Black-Scholes put option valuation model.

Input	Three Months Ended September 30, 2020	Three Months Ended June 30, 2020	Three Months Ended March 31, 2020	Three Months Ended December 31, 2019	Three Months Ended September 30, 2019
Number of shares per tranche	992,247	992,247	992,247	992,247	992,247
Strike price	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21
Maturity date	November 30, 2020 - November 30, 2022	November 30, 2020 - November 30, 2022	November 30, 2020 - November 30, 2022	November 30, 2020 - November 30, 2022	November 29, 2019 - November 30, 2022
Implied volatility - weighted-average	42.1%	41.4%	39.8%	32.2%	32.9%
Period end stock price	$122.71	$119.47	$94.95	$107.1	$99.35
Dividend yield - weighted-average	1.60%	1.64%	1.98%	1.76%	1.89%
Interest rate - weighted-average	0.21%	0.24%	0.52%	1.70%	1.62%
Unrealized gains/(losses) due to the changes in fair value of the Nasdaq Forwards	$(5,771)	$(22,945)	$21,173	$(13,935)	$(8,214)

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of September 30, 2020. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 31 — “Commitments and Contingencies” to our accompanying Unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report, including under the section titled “Special Note Regarding Forward-Looking Statements,” you should carefully consider the information set forth in Item 1A “Risk Factors” in Newmark’s Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 for a detailed discussion of known material factors which could materially and adversely affect our financial condition, liquidity, results of operations, cash flows or prospects. In addition, investors should consider the following additional or updated risk factors:

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

The ongoing COVID-19 global and national health emergency has been severe and has caused significant disruptions in the United States and global economies and financial markets. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The global spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, significant reduction in business activity and commercial transactions, labor shortages, supply chain interruptions, and overall economic and financial market instability. As of November 6, 2020, the United States had the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several countries and states, including New York, where we are headquartered, have declared states of emergency. Similar impacts have been experienced in every jurisdiction in which we do business.

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

Although our information technology systems have been able to support remote working of our employees to date, we cannot assure you that they will continue to be able to support the volume of business conducted remotely by our employees in the future, or to address increased demands and volumes as our workforce shifts to additional locations and venues. We are also dependent on third-party vendors for the performance of certain critical information technology processes, and many such vendors are continuing to operate under business continuity plans. In addition, many of our vendors’ and clients’ workforces continue to work from home or other remote locations, and their normal operations have been disrupted due to the pandemic. Working remotely may also place additional stress on the telecommunications infrastructure in the areas where our employees and the employees of our clients and vendors live and work. Disruptions in the availability of internet and telephone service may adversely affect the ability of employees and the employees of our vendors and clients to perform their operations remotely in a timely manner. An extended period of remote working by our employees could also increase our cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the pandemic. Even as phased re-openings continue for some workers and in some locations, the current increase in infections has led to the re-implementation of restrictions in many jurisdictions, including New York City, and further changes in state and local work orders or in our policies or those of our clients and vendors, including in response to further spreading of the virus through successive waves, may impact work arrangements of our employees, clients and vendors for the foreseeable future.

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

If significant portions of our or our clients’ or our third-party vendors' workforces, including executives or key personnel, are unable to work effectively because of illness, government actions, or other restrictions in connection with the COVID-19 pandemic, this may impair our ability to operate our business. For example, inability to tour and inspect buildings has impacted leasing, valuations, capital markets and debt financing. This is impacting industry-wide volumes and may continue despite use of technology for virtual tours and other innovations.

The extent to which the COVID-19 pandemic, including any successive waves, or the emergence of another pandemic, and measures taken in response thereto, could materially adversely affect the conduct of our business will depend upon future developments and conditions, which remain highly uncertain. Although many state and local governments have begun to lift “shelter-in-place” and other orders for certain businesses, a resurgence of the pandemic in areas that previously had relatively low infection rates has led to a re-imposition of such orders. In addition, the lifting of restrictions may lead to a resurgence of the pandemic that may impact our business in additional ways as we adapt to a workforce working in our offices, remote locations and from home. The timing of development and regulatory approval of an effective vaccine is uncertain. Even when such vaccine is approved, there may be a lengthy period of time before the vaccine is widely distributed. It is also uncertain whether there will be sufficient public confidence in the effectiveness of the vaccine to enable widespread vaccination of the public. Any increase in the duration and impact of the pandemic, including any successive waves, as well as measures taken in response thereto, could materially adversely affect our business, financial condition, results of operations and prospects.

The COVID-19 pandemic and governmental responses thereto have also materially adversely affected and may in the future continue to materially adversely affect, the U.S. and global economy, the commercial real estate services industry, and the financial markets, which has materially adversely affected, and may in the future continue to materially adversely affect, our business, financial condition, results of operations and prospects.

The COVID-19 pandemic and governmental responses thereto have also materially adversely affected, and may in the future continue to materially adversely affect, the U.S. and global economy, the commercial real estate services industry, and the financial markets, which has materially adversely affected, and may in the future continue to materially adversely affect, our business, financial condition, results of operations and prospects. The U.S. unemployment rate increased dramatically in 2020 to levels not experienced in nearly a century. The consensus is for the U.S. economy to contract by 3.6% in 2020, according to a recent Wall Street Journal survey of economists. This would be the worst annual performance for the U.S. economy since 1946.

The U.S. equity capital markets (as measured by the S&P 500) suffered a more than 30% decline in the first few weeks of the COVID-19 pandemic after many jurisdictions implemented “shelter-in-place” and other restrictions. While the S&P 500 rebounded by 8.5% in the third quarter of 2020, there can be no assurance that the broader equity markets will not suffer declines in future periods should the pandemic further harm the U.S. or global economy. Oil prices remain at near record low levels, as lockdowns in Europe and record COVID-19 cases in the U.S. depress the outlook for energy demand. All of these unprecedented developments in the U.S. and global economy have materially adversely affected the commercial real estate services industry and led to substantial uncertainty about future economic conditions and developments, which could further adversely impact the commercial real estate services industry. Governmental actions in response to the pandemic, including "shelter in place" orders, may be confronted with resistance. Some of these conditions and developments may accelerate pre-existing long-term social and economic trends, or encourage new trends, that could materially impact the commercial real estate services industry, the nature of its services, and its profitability.

The COVID-19 pandemic and the various governmental responses thereto have materially adversely affected the commercial real estate services industry. The imposition of these “shelter-in-place” orders and other restrictions has led to a dramatic reduction in demand for office, retail and other commercial space. While many restrictions began to be lifted in some jurisdictions during the second quarter, the easing of restrictions has subsequently been halted or reversed in various jurisdictions, as the U.S. has begun to experience the resurgence of infections in some locations.

As many businesses have been required to operate remotely, their current need for office space has been significantly impacted. Even when various jurisdictions have begun to permit phased re-openings of office space, in most cases those measures have been subject to limits on occupancy, social distancing requirements, temperature checks and testing requirements, and enhanced cleaning and other protocols. In addition, some employers and employees are reluctant to return to their offices and have delayed re-openings given the disruptions and costs of re-opening, and other factors such as concerns about public transportation, the availability of related retail and commercial services, the lack of childcare as schools continue to conduct classes remotely, and the possibility of employees becoming infected. In addition restaurants, bars, shops, entertainment venues and other commercial businesses have been prohibited from keeping their doors open to customers and required to limit services to takeout, delivery, and e-commerce. As offices have failed to re-open fully, those restaurants, bars, shops and other commercial businesses that depend on the patronage of office workers have continued to suffer. Such prohibitions have severely limited demand for commercial space in recent periods.

Although a majority of jurisdictions have initiated a phased re-opening of businesses in certain sectors, many of such re-openings have been reversed as a result of the current increase in infections, and we expect that social distancing and other requirements may require such businesses to use more space in the near term to perform existing functions, public health concerns about large gatherings and use of public spaces and facilities, including buses, subways, and trains, and the impact of working remotely and on-line purchasing may lead to a further reduction in office, retail and other space requirements in the long term, resulting in reduced construction and higher vacancy rates, as well as bankruptcies and insolvencies of our clients and counterparties, higher foreclosure rates, and declines in real estate values and transaction volumes, resulting in lower demand for commercial real estate services, reduced commissions, fees, and other compensation, and increased costs to generate those revenues, including impairment and restructuring charges. Although, remote working may be largely offset by a larger footprint per employee, we cannot assure you when or if there will be a resumption of prior levels of demand for commercial real estate services.

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

Additionally, general economic conditions may lead to higher rates of default and forbearance on commercial loans. The increase in defaults and forbearance may lead to reduced demand for new loan origination and servicing, adversely affecting the future revenues of our loan origination and servicing business. We may also be required to advance payments owed by borrowers under Fannie Mae and FHA/HUD loans whose loans are permitted under government regulations to enter into forbearance. As of September 30, 2020, based on unpaid principal balance, 0.4% of the combined Fannie Mae and FHA/HUD book of business was in forbearance. Although the volume of loans in forbearance has been lower than initial expectations, as servicer of these loans we would be required to advance up to $4.5 million based on each 1% forbearance rate over a six-month period. Any forbearance-related servicing advances are guaranteed, and, as such, we are able to finance such advances at 100%. While we established a $125 million line of credit in June 2020 under our warehouse facility to fund potential default and forbearance advances, and as of September 30, 2020 have not drawn any funds to cover advances from the line, there can be no assurance that such line of credit will be enough to cover all potential forbearance-related servicing advances.

Moreover, we may incur losses on our Fannie Mae risk portfolio if the COVID-19 pandemic persists. We share losses pari passu up to one-third of total losses, and a weighted average of 30%, of the $22.7 billion Fannie Mae servicing portfolio as of September 30, 2020. Less than 0.24% of our Fannie Mae multifamily portfolio was delinquent as of the same date. We adopted the CECL accounting standard on January 1, 2020. Under this methodology, we are required to estimate lifetime expected credit losses, which is a significant change from the incurred loss model that we previously used. Our adoption of CECL resulted in an initial non-cash pre-tax reserve of $25.9 million, which was recorded as a reduction to shareholder’s equity as of the beginning of 2020 but had no impact on our earnings or cash position in the first quarter of 2020. This reserve was primarily driven by our Fannie Mae multifamily mortgage servicing portfolio. During the quarter ended March 31, 2020, we incurred a non-cash charge of $17.2 million due to adverse changes in the macroeconomic forecast caused by COVID-19. As of September 30, 2020, we had $44.1 million in CECL reserves. If the pandemic persists, we may have to increase CECL reserves further or may incur actual cash losses, which could have a material negative impact on financial results and cash flows. While historical losses have been relatively modest even through the Great Recession, there can be no assurance that will be the case during this pandemic or its aftermath and the new CECL methodology requires us to take the changing future macroeconomic environment into account in determining our reserve.

Our businesses have also been adversely affected by the economic impact of the COVID-19 pandemic apart from the governmental responses thereto. Changing market conditions and future prospects for the commercial real estate industry have also caused us to begin to re-position aspects of our business to adapt to and better address the needs of our clients in the future.

Current declines in demand for urban office space may be offset in whole or in part by increased demand for office space in suburban areas and current declines in demand for retail space in downtowns, shopping malls, and strip malls may be offset in whole or in part by increased demand for data storage, fulfillment, and distribution centers, and life sciences facilities. However, it could take considerable time and expense to adjust to these changes, with a decline in revenues and increased restructuring and other costs to be expected in the interim.

A decline in general economic conditions and commercial real estate services industry may also lead to reduced cash flows from operations, constraints on our capital and liquidity, a higher cost of capital, and possible changes or downgrades to our credit ratings. Although the federal government has taken many actions to provide liquidity to businesses and the financial markets, including loan programs for businesses in certain sectors or meeting certain criteria, these programs have experienced greater demand than funds available and have had strict eligibility requirements. We have recently drawn down amounts under our Credit Facility, resulting in $125 million remaining available thereunder as of September 30, 2020. While, subsequent to quarter end, we repaid $100 million on our Credit Facility, we may need to raise additional debt and equity capital in the future.

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

Our Board has authorized a dividend policy which provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. On XX, 2020, our Board declared a quarterly qualified cash dividend of $XX per share to Class A and Class B common stockholders of record as of XX, 2020. Our Board took the step in the first quarter of 2020 of reducing the quarterly dividend from the previous $0.10 per share in order to strengthen our balance sheet as the real estate markets face difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. We cannot predict the duration of the current economic slowdown and its impact on our future quarterly dividend payments. Investors seeking a high short-term dividend yield may find our Class A common stock less attractive than securities of issuers continuing to pay larger dividends.

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

Our indebtedness, which at September 30, 2020 was approximately $879.5 million,may have important, adverse consequences to us and our investors, including:
•it may limit our ability to borrow money, dispose of assets or sell equity to fund our working capital, capital expenditures, dividend payments, debt service, strategic initiatives or other obligations or purposes;
•it may limit our flexibility in planning for, or reacting to, changes in the economy, the markets, regulatory requirements, our operations or business;
•our financial leverage may be higher than some of our competitors, which may place us at a competitive disadvantage;
•it may make us more vulnerable to downturns in the economy or our business;
•it may require a substantial portion of our cash flow from operations to make interest payments;
•it may make it more difficult for us to satisfy other obligations;
•it may increase the risk of a future downgrade of our credit ratings or otherwise impact our ability to obtain or maintain investment grade credit ratings, which could increase the interest rates under certain of our debt agreements, increase future debt costs and limit the future availability of debt financing;
•we may not be able to borrow additional funds or refinance existing debt as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase common stock; and
•there would be a material adverse effect on our business, financial condition, results of operations and prospects if we were unable to service our indebtedness or obtain additional financing or refinance our existing debt on terms acceptable to us.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The Exhibit Index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Exhibit Title

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Newmark Group, Inc.’s Annual Report on Form 10-Q for the period ended September 30, 2020 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer

Date: November 6, 2020