Form 10-K
period 2020-12-31
NEWMARK GROUP, INC.
filed 2021-03-01
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2020 as reported on NASDAQ, was approximately $733,860,000.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 24, 2021
Class A Common Stock, par value $0.01 per share	162,086,746 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K

NEWMARK GROUP, INC.
2020 FORM 10-K ANNUAL REPORT

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (the “SEC”), and future results or events could differ significantly from these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RISK FACTOR SUMMARY

The following is a summary of material risks that could affect our business, each of which may have a material adverse effect on our business, financial condition, results of operations and prospects. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth in Item 1A- “Risk Factors.”
•The COVID-19 pandemic, and governmental measures taken in response thereto, have materially adversely affected, and may in the future continue to materially adversely affect, the U.S. economy, financial markets, and commercial real estate services industry. The extent to which the COVID-19 pandemic, including any successive waves or variants of the virus, or the emergence of another pandemic, and measures taken in response thereto, including “shelter-in-place” orders and other restrictions and delays or complications in the implementation of vaccination programs, could continue to materially adversely affect the conduct of our business will depend upon future developments and conditions, which remain highly uncertain.
•The COVID-19 pandemic, and governmental measures taken in response thereto, have severely disrupted the conduct of business, and have disrupted, and may continue to disrupt, our clients’ operations. Adverse conditions and developments in the commercial real estate industry may accelerate pre-existing long-term social and economic trends, or encourage new trends, that could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services. Changing market conditions and future prospects for the commercial real estate services industry have caused us to begin to re-position aspects of our business to adapt to and better address the needs of our clients in the future. It could take considerable time and expense to adjust to changes in the mix of demand for office and commercial space, including increased demand for flexible-use space and office space in suburban areas replacing prior demand for urban office space, and increased demand for data storage, fulfillment and distribution centers, life sciences facilities and other alternative asset classes, replacing prior demand for downtown, urban and other high-density retail and commercial space. Adjusting to such changes may require us to enter into new geographic markets or lines of business, through expansion or acquisition of existing businesses.
•The COVID-19 pandemic has severely disrupted the conduct of business, and may continue to disrupt, our operations. As a result, we have been required to implement operational changes, including transitioning a large portion of our workforce to remote working, thus exposing us to greater cybersecurity risks and limiting our ability to physically inspect and tour commercial properties.
•Our proposed acquisition of certain assets of Knotel, Inc. (“Knotel”) in connection with its bankruptcy proceedings is subject to a number of conditions and uncertainties, which may adversely affect its completion or the benefits we may expect to obtain therefrom. The proposed acquisition may require substantial expense and diversion of management’s attention and resources. In addition, as a result of the Knotel bankruptcy, our previous equity investments in Knotel have been written down to zero at December 31, 2020, and there is no assurance that, if our proposed acquisition is not completed, the bankruptcy will not adversely affect our ability to be paid in full on the debt we hold in Knotel.
•Our ability to retain our key employees and the ability of certain key employees to devote adequate time to us are critical to the success of our business. We also may be unable to attract, retain, motivate and integrate new employees to facilitate our growth strategy.
•We may be adversely affected by changes in London Interbank Offering Rate (“LIBOR”) reporting practices, the method in which LIBOR is determined, the expected transition away from LIBOR and the use of alternative reference rates, including financial risks arising from any changes in the valuation of financial instruments, which may impact our valuation and advisory business, our real estate capital markets services business, and our lending and loan servicing business, as well as operational risks due to the potential requirement to adapt our information technology systems and operational processes to address the transition away from LIBOR.
•We are subject to certain risks relating to our indebtedness, including constraints on our ability to raise additional capital, declines in our credit ratings and limitations on our financial flexibility to react to changes in the economy or the commercial real estate services industry. We may need to incur additional indebtedness to finance our growth strategy, including in connection with the re-positioning of aspects of our business to adapt to changes in market conditions in the commercial real estate services industry.
•The annual payments we expect to receive of shares of Nasdaq, Inc. ("Nasdaq") through 2027 will be accelerated if Nasdaq’s sale of its U.S. Fixed Income business closes as anticipated in 2021. If the sale closes, we may realize a larger gain for income tax purposes on our accelerated receipt of all of the remaining Nasdaq shares, which may require higher tax payments; we may face difficulties in monetizing the Nasdaq shares without taking some discounts to the per share market price of Nasdaq common stock; we will have the risk of fluctuations in the market price of any Nasdaq shares we hold; we may not be able enter into new hedging arrangements with respect to the Nasdaq shares on favorable terms or at all; and we may face various regulatory issues raised by receiving, holding, pledging, hedging and selling the Nasdaq shares.
•We are a holding company with dual class common stock. Holders of our Class A common stock are subject to certain risks resulting from our structure, including our dependence upon distributions from Newmark Partners, L.P. (“Newmark OpCo”) and the concentration of our voting control among the holders of our Class B common stock, which may materially adversely affect the market price of our Class A common stock.
•Reductions in our quarterly cash dividend and corresponding reductions in distributions by Newmark Holdings, L.P. (“Newmark Holdings”) to its partners may reduce the value of our common stock and the attractiveness of our equity-based compensation and limit the ability of our partners to repay employee loans.
•Purchasers of our Class A common stock, as well as existing stockholders, may experience significant dilution as a result of sales of shares of our Class A common stock by us or by our partners and employees. Our management will have broad discretion as to the timing and amount of sales of our Class A common stock in any offering by us, as well as the application of the net proceeds of any such sales. In addition, sales of substantial amounts of our Class A common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our stock.
•We are controlled by Cantor Fitzgerald, L.P. (“Cantor”). Cantor’s interests may conflict with our interests, and Cantor may exercise its control in a way that favors its interests to our detriment, including in competition with us for acquisitions or other business opportunities. In addition, agreements between us and Cantor are between related parties, and the terms of these agreements may be less favorable to us than those that we could negotiate with third parties and may subject us to litigation.
•We continue to be subject to certain risks relating to the tax treatment of the Spin-Off. If there is a determination that the Spin-Off (as defined below) was taxable for U.S. federal income tax purposes, then BGC Partners, Inc. ("BGC Partners") and its stockholders could incur significant U.S. federal income tax liabilities, and we could incur significant liabilities; and we may be required to pay Cantor for a significant portion of the tax benefit, if any, relating to any additional tax depreciation or amortization deductions we claim as a result of any step-up in the tax basis of the assets of Newmark OpCo resulting from exchanges of interests in Newmark Holdings for our common stock.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are also available to the public from the SEC’s website at www.sec.gov.

Our website address is www.nmrk.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D filed on behalf of Cantor., CF Group Management, Inc., our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and business. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Throughout this document Newmark Group, Inc. is referred to as “Newmark” and, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”

Our Business

Newmark is a leading commercial real estate services firm. We offer a diverse array of integrated services designed to meet the unique needs of both real estate investors/owners and occupiers. Our investor/owner services include capital markets, which consists of investment sales, debt and structured finance and loan sales, landlord representation, property management, valuation and advisory, commercial real estate consulting and advisory services, Government Sponsored Enterprises (“GSE”) lending and loan servicing, mortgage brokerage and fundraising. Our occupier services include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. We enhance these services through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as many Fortune 500 and Forbes Global 2000 companies. For the year ended December 31, 2020, we generated revenues of over $1.9 billion.

We believe that our high margins and historically strong revenue growth compared to other publicly traded real estate services companies in the U.S. have resulted from the execution of our unique integrated corporate strategies:
•we provide a “one-stop shop” platform for the benefit of our clients, offering a full suite of real estate services performed by best-in-class professionals,
•we deploy deeply embedded technology and use data-driven analytics to enable clients to better manage their real estate utilization and spend, enhancing the depth of our client relationships,
•we attract and retain market-leading professionals with the benefits of our partnership and equity-based compensation structure and high growth platform,
•we actively encourage cross-selling among our diversified business lines, and
•we continuously build out additional capabilities to capitalize on our market knowledge and client relationships.

Newmark was founded in 1929 with an emphasis on New York-based investor/owner and occupier services, developing a reputation for talented, knowledgeable and motivated advisors/intermediaries. BGC acquired Newmark in 2011, and since the acquisition Newmark has embarked on a rapid expansion throughout North America across all key business lines in the real estate services sector. We believe our rapid growth is a result of our management’s strong understanding of commercial real estate as an asset class, deep relationships with users and owners and long-term vision, along with a proven track record of attracting high-producing talent while maintaining accretive acquisitions and profitable hiring.

As of December 31, 2020, we have more than 5,800 employees, including more than 1,800 revenue-generating brokerage professionals in over 145 offices in more than 117 cities. In addition, Newmark has licensed its name to 12 commercial real estate providers that operate out of 18 offices in certain locations where Newmark does not have its own offices. We intend to continue to opportunistically expand into markets, including outside of North America, where we believe we can profitably execute our full service and integrated business model.

Bolstered by our strong production in investment sales, debt brokerage, and the origination and servicing of multifamily loans through government-sponsored and government-funded loan programs, we believe we are poised for continued growth and value creation. According to a 2017 study commissioned by the National Multifamily Housing Council (“NMHC”) and the National Apartment Association, favorable demographics are anticipated to drive growth in multifamily sales and GSE lending, with demand for new apartments expected to reach 4.6 million new apartments by 2030. The NMHC estimates that approximately 325,000 new units must be built annually through 2030 to meet demand. We expect the combination of our multifamily investment sales and GSE lending business to create significant growth across our platform and serve as a powerful margin and earnings driver.

In summary, we generate revenues from commissions on leasing and capital markets transactions, technology user and consulting fees, valuation and advisory, property and facility management fees, and mortgage origination and loan servicing fees. Our revenues are widely diversified across service lines, geographic regions and clients, with our top 10 clients accounting for approximately 7.2% of our total revenue on a consolidated basis, and our largest client accounting for less than 1.6% of our total revenue on a consolidated basis in 2020.
Our History

Newmark is a growing, full-service commercial real estate services business that has a long history and, since its acquisition by BGC in 2011, has developed a broad reach. We have grown organically and through acquisitions.

Covid – 19 Impact on Our Businesses

Our businesses have been and continue to be adversely impacted by the COVID-19 pandemic and the dislocations it has caused our brokerage professionals, employees and clients. Globally, both national and local governments have taken unprecedented actions to abate the spread of COVID-19, which include lockdowns, shelter-in-place orders, quarantines, travel bans and mandated business closures. In 2020, these measures impacted the commercial real estate industry, particularly owners and intermediaries in the office, retail and hospitality sectors.

Our revenues were adversely impacted for the year ended December 31, 2020 as a result of COVID-19 and its impact on leasing and capital markets transaction volumes, most notably for office properties. Our leasing volumes declined significantly as many long-term decisions were deferred, as the pandemic caused elevated uncertainty for many companies adopting work-from-home policies. Our presence in the New York City and San Francisco Bay area was particularly impacted. Newmark’s capital markets volumes also declined in 2020. The reduction was concentrated in the second and third quarters, while fourth quarter volumes rebounded to a record level, driven by increased investor confidence and elevated demand for multifamily, industrial and life sciences investments. The Company's non-originated mortgage brokerage volumes also declined in 2020 due to tighter credit standards and lower transaction volumes, which typically drive mortgage originations. Newmark’s GSE multifamily mortgage origination volumes outpaced the industry, driving significant increases in revenues. Management services, servicing fees and other revenue increased modestly in 2020, but rose as a percentage of total revenues.

Newmark’s leadership position in alternative property types, such as life science, seniors housing, medical office, self-storage and student housing, helped propel our record-setting capital markets performance. Each of these property types, together with industrial and multifamily, comprised a higher percentage of transaction volumes for Newmark in 2020 and are aligned to investor preferences as a result of the pandemic. Newmark continues to focus on the growth of our recurring revenue businesses, such as Valuation & Advisory, Mortgage Servicing, Global Corporate Services, and Property Management. We continue to expand our presence in key growth markets that are benefiting from demographic tailwinds.

In response to the pandemic, central banks across the globe lowered interest rates and increased quantitative easing programs to levels not seen since the financial crisis of 2008. Low interest rates and high levels of quantitative easing have supported and are expected to continue to support transaction volumes and valuations in the commercial real estate industry as investor confidence returns.

From the onset of the pandemic, we have been able to provide our staff with a remote work environment. While many of our professionals have returned to designated office locations, a significant number of our employees continue to work remotely.

The continued impact of the pandemic on our businesses is largely dependent on global efforts to stem the spread of COVID-19, including governmental efforts to distribute vaccines and overall vaccination rates.

Additional information about the impact of COVID-19 on our businesses as a whole or specific businesses or line items, and the risks and other factors impacting our results, may be found in Item 1A –“Risk Factors”, Item 7 – Management, Discussion and Analysis - Special Note Regarding Forward Looking Information,” “Impact of COVID-19 on Employees,” “Impact of COVID-19 on Newmark’s Clients,” and “Impact of COVID-19 on the Company’s Results” and in other portions of this Annual Report on Form 10-K.

Our Services

Newmark offers a diverse array of integrated services designed to meet the full needs of both real estate investors/owners and occupiers. Our technology advantages, industry-leading talent, deep and diverse client relationships and suite of complementary services allow us to actively cross-sell our services and drive margins.

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

Real Estate Investor/Owner Services and Products

Capital Markets. We offer a broad range of real estate capital markets services, including investment sales, debt placement, fundraising and recapitalization of individual assets, portfolios and operating companies. We match capital providers with capital users. Additionally, we provide loan servicing, underwriting and due diligence. Our capital markets brokerage professionals have deep relationships with investors and capital sources of various composition, including government sponsored agencies, insurance companies, pension funds, real estate investment trusts, private funds, private investors, developers and construction firms.
Landlord Representation. We understand the nuanced needs of corporate, institutional, family and entrepreneurial property owners, and develop customized leasing strategies to attract and maintain the right tenants. Armed with both on-the-ground intel and comprehensive data, we help landlords find opportunities and make sound decisions. From strategic planning to property and asset management, we believe that our seamless services deliver results: increased revenue and enhanced value.

Valuation and Advisory. We operate a national valuation and advisory business, which has grown over the past four years from approximately 30 professionals to over 500 as of December 31, 2020. Our valuation and advisory professionals execute projects of nearly every size and type, from single properties to large portfolios, existing and proposed facilities, and mixed-use developments across the spectrum of asset classes. Clients include banks, pension funds, equity funds, REITs, insurance companies, developers, corporations, and institutional capital sources. These institutions utilize the advisory services we provide in their loan underwriting, construction financing, portfolio analytics, feasibility determination, acquisition structures, litigation support, property tax, and financial reporting.

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

Leading Commercial Real Estate Technology Platform and Capabilities
We offer innovative real estate technology solutions for both investors/owners and occupiers that enable our clients to increase efficiency and realize additional income or cost savings. Our differentiated, value-added and client-facing technology platforms have been utilized by clients that occupy commercial real estate space. Our deep and growing real estate database and commitment to providing innovative technological solutions empower us to provide our clients with value-adding technology products and data-driven advice and analytics.

Government Sponsored Enterprise ("GSE")

Lending and Loan Servicing. We operate a leading commercial real estate finance company focused on the origination and sale of multifamily and other commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of loans originated by it and third parties, including our affiliates. We participate in loan origination, sale, and servicing programs operated by two GSEs, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). We also originate, sell and service loans under Housing and Urban Development's (“HUD”) Federal Housing Administration (“FHA”) programs, and are an approved HUD Multifamily Accelerated Processing (“MAP”) and HUD LEAN lender, as well as an approved Government National Mortgage Association (“Ginnie Mae”) issuer.

Origination for GSEs. We originate multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. Through HUD’s MAP and LEAN Programs, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, senior housing and healthcare facilities.

We are one of 23 approved lenders that participate in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program and one of 22 lenders approved as a Freddie Mac seller/servicer. As a low-risk intermediary, we originate loans guaranteed by government agencies or entities and pre-sell such loans prior to transaction closing. We have established a strong credit culture over decades of originating loans and remain committed to disciplined risk management from the initial underwriting stage through loan payoff.

Servicing. In conjunction with our origination services, we sell the loans that we originate under GSE and FHA programs and retain the servicing of those loans. The servicing portfolio (which includes certain other non-agency loans) provides a stable, predictable recurring stream of revenue to us over the life of each loan. The typical multifamily loan that we originate and service under these programs is either fixed or variable rate and includes significant prepayment penalties. These structural features generally offer prepayment protection and provide more stable, recurring fee income. Our multifamily origination business is a Fitch and S&P rated commercial loan primary and special servicer, as well as a Kroll rated commercial loan primary and multifamily special servicer. It has a team of over 70 professionals dedicated to primary and special servicing and asset management. These professionals focus on financial performance and risk management to anticipate potential property, borrower or market issues. Portfolio management conducted by these professionals is not only a risk management tool, but also leads to deeper relationships with borrowers, resulting in continued interaction with borrowers over the term of the loan, and potential additional financing opportunities.

We believe that the combination of our leading multifamily investment sales, mortgage brokerage, and agency lending businesses will provide substantial cross-selling opportunities.

Key Lending Channels
•Fannie Mae. As one of 23 lenders under the Fannie Mae DUS program, we are a multifamily approved seller/servicer for conventional, affordable and seniors loans that satisfy Fannie Mae’s underwriting and other eligibility requirements. Fannie Mae has delegated to us responsibility for ensuring that the loans originated under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. In exchange for this delegation of authority, we share up to one-third of the losses that may result from a borrower’s default. All of the Fannie Mae loans that we originate are sold, prior to loan funding, in the form of a Fannie Mae-insured security to third-party investors. We service all loans that we originate under the Fannie Mae DUS program.
•Freddie Mac. We are one of 22 Freddie Mac multifamily approved seller/servicer for conventional, affordable and seniors loans that satisfy Freddie Mac’s underwriting and other eligibility requirements. Under the program, we submit the completed loan underwriting package to Freddie Mac and obtain Freddie Mac’s commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to Freddie Mac. Freddie Mac may choose to hold, sell or, as it does in most cases, later securitize such loans. We do not have any material risk-sharing arrangements on loans sold to Freddie Mac under the program. We also generally service loans that we originate under this Freddie Mac program.
•HUD/Ginnie Mae/FHA. As an approved HUD MAP and HUD LEAN lender and Ginnie Mae issuer, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, senior housing and healthcare facilities. We submit a completed loan underwriting package to FHA and obtain FHA’s firm commitment to insure the loan. The loans are typically securitized into Ginnie Mae securities that are sold, prior to loan funding, to third-party investors. Ginnie Mae is a United States government corporation in HUD. Ginnie Mae securities are backed by the full faith and credit of the United States. In the event of a default on a HUD insured loan, HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse the majority of remaining losses of principal and interest. The lender typically is obligated to continue to advance principal and interest payments and tax and insurance escrow amounts on Ginnie Mae securities until the HUD mortgage insurance claim has been paid and the Ginnie Mae security is fully paid. We also generally service all loans that we originate under these programs.
•As described under “Real Estate Investor/Owner Services - Capital Markets,” we also offer our clients access to third party banks, insurance companies and other capital providers through our mortgage brokerage platform.

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

We source lending opportunities by leveraging a deep network of direct borrower and brokerage professional relationships in the real estate industry from our national origination platform. We benefit from offices located throughout the United States and our approximately $68.6 billion servicing portfolio as of December 31, 2020 (of which approximately 3.4% relates to special servicing), providing real time information on market performance and comparable data points.

Financing. We finance our loan originations under GSE programs through collateralized financing agreements in the form of warehouse loan agreements (“WHAs”) with multiple lenders and an aggregate commitment as of December 31, 2020 of $1.8 billion, an uncommitted $400.0 million Fannie Mae loan repurchase facility. As of December 31, 2020 and December 31, 2019, we had collateralized financing outstanding of approximately $1,061.2 million and $209.6 million, respectively. Collateral includes the underlying originated loans and related collateral, the commitment to purchase the loans as well as credit enhancements from the applicable GSE or HUD. We typically complete the distribution of the loans we originate within 30 to 60 days of closing. Proceeds from the distribution are applied to reduce borrowings under the WHAs, thus restoring borrowing capacity for further loan originations under GSE programs.

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

Real Estate Occupier Services

Tenant Representation Leasing. We represent commercial tenants in all aspects of the leasing process, including space acquisition and disposition, strategic planning, site selection, financial and market analysis, economic incentives analysis, lease negotiations, lease auditing and project management. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, negotiating lease and ownership terms with landlords and minimizing real estate costs and associated risks for clients through analyzing, structuring and negotiating business and economic incentives. Fees are typically based on a percentage of the total financial consideration of the lease commitment for executed leases and are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. We use innovative technology and data to provide tenants with an advantage in negotiating leases, which has contributed to our market share gains.

Global Corporate Services (“GCS”) and Consulting. GCS is our consulting and services business that focuses on reducing occupancy expense and improving efficiency for corporate real estate occupiers, with large, often multi-national presences. We provide beginning-to-end corporate real estate solutions for clients. GCS makes its clients more profitable by optimizing real estate usage, reducing overall corporate footprint, and improving workflow and human capital efficiency through large scale data analysis and our industry-leading technology.

We provide real estate strategic consulting and systems integration services to our global clients, including many Fortune 500 and Forbes Global 2000 companies, owner-occupiers, government agencies, healthcare and higher education clients. We also provide enterprise asset management information consulting and technology solutions which can yield cost-savings for our GCS business’s client base Our consulting services include financial integration, asset and portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, merger and acquisition integration and industrial consulting. Fees for these services are on a negotiated basis and are often part of a multi-year services agreement. Fees may be contingent on meeting certain financial or savings objectives with incentives for exceeding agreed upon targets.

Today’s clients are focused on corporate governance, consistency in service delivery, centralization of the real estate function and procurement. Clients are also less focused on transaction-based outcomes and more focused on overall results, savings, efficiencies and optimization of their overall business objectives. GCS was specifically designed to meet these objectives. We believe that GCS is hired to solve business problems, not “real estate” problems.

We believe that GCS provides a unique lens into the corporate real estate outsourcing industry and offers a unique way to win business across multiple business lines. Whether a client currently manages its corporate real estate function in-house (insource) or has engaged an external provider (outsource), GCS aims to create value by securing accounts that are first generation outsource or by gaining outsourced market share.
For the past 12 years, the International Association of Outsourcing Professionals (“IAOP”) has named Newmark to The Best of The Global Outsourcing 100®, which identifies the world’s best outsourcing providers across all industries.

Workplace and Occupancy Strategy. Our workplace strategy and human experience team includes real estate strategists, architects, financial analysts, change managers, and subject matter experts with experience in the components of a successful workplace. We focus on the people, place and process aspects that drive performance. We work with clients to make the experience of going to work more engaging, supportive, and productive by inspiring people through meaningful placemaking. Our clients include leading corporations who are increasingly rethinking their approach to the workplace as a result of the pandemic. They are motivated by a variety of factors - including making their people happier, safer and healthier, driving organizational change and re-alignment, and being more effective with their real estate and technology investments. Our team leverages workplace to tailor environments where employees want to come to work, participate and perform.

Technology. GCS has upgraded and improved upon various technologies offered in the real estate industry combining our technological specialties and our creative core of development within our GCS platform.

Recurring Revenue Streams. GCS often provides a recurring revenue stream when it enters into multi-year contracts for ongoing services, such as Project and Facilities Management and Real Estate and Lease Administrations over the course of the contract.

Project Management. We provide a variety of services to tenants and owners of self-occupied spaces. These include conversion management, move management, construction management and strategic occupancy planning services. These services may be provided in connection with a tenant representation lease or on a contractual basis across a corporate client’s portfolio. Fees are generally determined on a negotiated basis and earned when the project is complete.

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

Industry Trends and Opportunity

We expect the following industry and macroeconomic trends to impact our market opportunity:

Large and Highly Fragmented Market. We believe that the commercial real estate services industry is a more than $225 billion global revenue market opportunity of which a significant portion currently resides with smaller and regional companies. We estimate that approximately 15% of the revenue in the global commercial real estate services market is currently serviced by the top 10 global firms (by revenue), leaving a large opportunity for us to reach clients through superior experience and high-quality service, relative to both our larger competitors and the large number of fragmented smaller and regional companies. We believe that clients increasingly value full service real estate service providers with comprehensive capabilities and multi-jurisdictional reach. We believe this will provide a competitive advantage for us as we have full service capabilities to service both real estate owners and occupiers.

Increasing Institutional Investor Demand for Commercial Real Estate. Institutions investing in real estate often compare their returns on investments in real estate to those of alternative asset classes. Additionally, the continued low interest rate environment around the world and appealing spreads have attracted significant additional investment by the portfolios of sovereign wealth funds, insurance companies, pension and mutual funds, high net worth investors and family offices, and other institutional investors, leading to an increased percentage of direct and indirect ownership of real-estate related assets over time. The target allocation to real estate by all institutional investors globally has increased from 3.7% of their overall portfolios in 1990 to above 10.5% in 2020, according to figures from Preqin Real Estate Online, Cornell University’s Baker Program in Real Estate and Hodes Weill & Associates. We expect this positive allocation trend to continue to benefit our capital markets, services, and GSE lending businesses.

Significant Levels of Commercial Mortgage Debt Outstanding and Upcoming Maturities. With $3.8 trillion in U.S. commercial mortgage debt outstanding and with approximately $2.3 trillion of maturities expected from 2021 to 2025 according to the Mortgage Bankers Association (“MBA”) and Trepp, LLC, we see opportunities in our commercial mortgage brokerage businesses and our GSE lending units. Sustained low interest rates typically stimulate our capital markets business, where demand is often dependent on attractive all-in borrowing rates versus asset yields. Demand also depends on credit accessibility and general macroeconomic trends.

Favorable Multifamily Demographics Driving Growth in GSE Lending and Multifamily Sales. Delayed marriages, an aging population and immigration to the United States are among the factors increasing demand for new apartment living, which, according to a recent study commissioned by the NMHC and NAA, is expected to reach 4.6 million new apartments by 2030. The NMHC estimates that 325,000 new apartments must be built annually through 2030 to meet new demand. Additionally, according to the MBA, multifamily loan originations by all lenders are estimated to have decreased by 17% to $302 billion in 2020. The MBA expects this same figure to increase by 7% in 2021 and 11% in 2022. We expect these trends will support continued growth for our real estate capital markets business, which provides integrated investment sales, mortgage brokerage, GSE/FHA lending, and loan servicing capabilities.

Trend Toward Outsourcing of Commercial Real Estate Services. Outsourcing of real estate-related services has reduced both property owner and tenant costs, which has spurred additional demand for real estate. We believe that the more than $225 billion global revenue opportunity includes a large percentage of companies and landlords that have not yet outsourced their commercial real estate functions, including many functions offered by our management services businesses. Large corporations are focused on consistency in service delivery and centralization of the real estate function and procurement to maximize cost savings and efficiencies in their real estate portfolios. This focus tends to lead them to choose full-service providers like Newmark, where customers can centralize service delivery and maximize cost savings. Our GCS business was specifically designed to meet these objectives through the development of high value-add client-embedded technology, expert consultants and transaction execution. For those companies and landlords who do not outsource, we consult with them and implement software to facilitate self-management more efficiently. This technology produces licensing and consulting revenues, allows us to engage further with these clients and positions us for opportunities to provide transaction and management services to fulfill their needs.

Our Competitive Strengths
We believe the following competitive strengths differentiate us from competitors and will help us enhance our position as a leading commercial real estate services provider:

Full-Service Capabilities. We provide a fully integrated real estate services platform to meet the needs of our clients and seek to provide beginning-to-end services to each client. These services include leasing, investment sales, mortgage brokerage, property management, facility management, multifamily GSE lending, loan servicing, advisory and consulting, appraisal, property and development services, and embedded technological solutions to support their activities and allow them to comprehensively manage their real estate. Today’s clients are focused on consistency of service delivery, centralization of the real estate function and procurement, resulting in savings and efficiencies and allowing them to focus on their core competencies. Our target clients increasingly award business to full-service commercial real estate services firms, a trend which benefits our business over a number of our competitors. Additionally, our full-service capabilities afford us an advantage when competing for business from clients who are outsourcing real estate services for the first time, as well as clients seeking best in class technology solutions. We believe that our comprehensive, top-down approach to commercial real estate services has allowed our revenue sources to become well-diversified across services and into key markets throughout North America.

Proven Ability to Attract High-Quality Talent and Grow Market Share. Newmark is able to provide full-service capabilities while maintaining a manageable scale and enjoys elevated market share and league table standings across many business lines. We have invested in the leadership of our business lines, recruiting the top performers nationally in Capital

Markets, Leasing, Global Corporate Services, and Management Services business lines. We further enhance the talent within the Company by attracting top-performers across business lines, property types and geographies to our platform.

Alignment to Investor Sentiment & Diverse Revenue Mix. We have selectively acquired talent to provide services in business lines, property types and geographies that align to the objectives of our valued clients and to the changing market for commercial real estate services. Specifically, we have grown our revenues in multifamily, industrial and life sciences, driven by our clients’ desires to expand their investments and operations within these property types. Additionally, we have expanded our services through geographic diversification, growing service offerings in many markets in North America.

Deeply Embedded, Industry-Leading Technology. Our advanced technology differentiates us in the marketplace by harnessing the scale and scope of our data derived from billions of square feet of leased real estate. Our technology platform is led by our innovative VISION™ business intelligence products. This software combines powerful business intelligence, reporting and analytics, allowing clients to more efficiently manage their real estate portfolios. In 2019, Newmark acquired Workframe, Inc. (“Workframe”) which is a collaboration platform that we believe will help our brokerage professionals better service their clients. In addition to generating revenue from software licenses and user agreements, we believe our technology solutions encourage customers to use Newmark to execute capital markets and leasing transactions, as well as other recurring services. Our N360 custom mobile tools provide access to our research, demographics and notifications about various property related events. This allows us to facilitate more timely dissemination of critical real estate information to our clients and professionals spread throughout a diverse array of markets. To maintain our competitive advantage in the marketplace, we employ dedicated, in-house technology professionals and consultants who continue to improve existing software products as well as develop new innovations. We will continue to aggressively develop and invest in technology with innovations in this area, which we believe will drive the future of real estate corporate outsourcing.

Strong and Diversified Client Relationships. We have long-standing relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. We are able to provide beginning-to-end corporate services solutions for our clients through GCS. This allows us to generate more recurring and predictable revenues as we generally have multi-year contracts to provide services, including repeatable transaction work, lease administration, project management, facilities management and consulting. In capital markets, we provide real estate investors and owners with property management and landlord representation during their ownership and assist them with maximizing their return on real estate investments through investment sales, debt and equity financing, lending and valuation and advisory services and real estate technology solutions. We believe that the many touch points we have with our clients gives us a competitive advantage in terms of client-specific and overall industry knowledge, while also giving us an opportunity to cross-sell our various offerings to provide maximum value to our customers.

Strong Financial Position to Support High Growth. We generate significant earnings and strong and consistent cash flow that we expect to fuel our future growth. For the 12-month period ended December 31, 2020, we generated revenues of approximately $1.9 billion. We intend to maintain a strong balance sheet and to continue to grow our market share as we accretively acquire companies, develop, and invest in technology and add top talent across our platform. With our future earnings potential and strong balance sheet, we believe we are well positioned to invest strategically to grow our business over the long term while returning capital to shareholders. In addition, we have a right to receive shares of Nasdaq pursuant to the Nasdaq Transaction and monetizations. See “-Nasdaq Transaction and Nasdaq Monetizations” for more information.

Employee Ownership and Equity-Based Compensation Yields Multiple Benefits. Unlike many of our peers, virtually all of our key executives and revenue-generating employees have partnership and/or equity stakes in our company. We believe that this strong emphasis on equity-based compensation promotes an entrepreneurial culture that enables us to attract and retain key producers in key markets and services. See “-Human Capital Management.”

Strong and Experienced Management Team. Our management team possesses deep leadership experience and subject matter expertise, benefiting both our Company and its clients. Our executive officers are comprised of a diverse set of individuals with an average of more than 30 years of industry experience. Additionally, our geographic and business line leadership teams also average more than 30 years of industry experience. These leadership teams, together, represent our flat leadership structure and robust capabilities in both corporate strategy and production expertise.

Our Differentiated Business Growth Strategy
Set forth below are the key components of our differentiated business growth strategy:

Profitably Hire Top Talent and Accretively Acquire Complementary Businesses. Building on our management team’s proven track record, our retentive compensation structure, our high-growth platform and our equity currency, we intend to opportunistically hire additional producers and acquire other firms, and services to strengthen and enhance our broad suite of offerings. We expect this growth to deepen our presence in our existing markets and expand our ability to service existing and new clients.

Actively Cross-Sell Services to Increase Revenue and Expand Margins. We expect the combination of our services to generate substantial revenue synergies across our platforms, increase revenues per producer and expand margins. To complement and drive future growth opportunities within our GCS business, we are leveraging our capabilities in providing innovative front-end real estate technology solutions to complement and cross-sell other corporate services to those clients, including leasing services, project management, facilities management and lease administration services. Furthermore, in capital markets we can leverage relationships with institutional owners of real estate to provide investment sales, debt and equity, landlord representation and property management. In particular, the combination of our leading multifamily debt origination provider with our top- multifamily investment sales business for the year ended December 31, 2020, and Newmark’s fast growing commercial mortgage business is an opportunity for strong loan originations and cross-selling opportunities across the multifamily market. We expect this to also expand our more than $68.6 billion servicing portfolio.

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

Opportunity to Grow Domestic and Global Footprint.
In 2020, less than 2.4% of our revenues were from international sources, while our largest, full-service, U.S.-listed competitors earned approximately 20-30% of their revenues outside the Americas, for the most recent twelve-month periods reported, excluding investment management. We believe that our successful history of acquiring businesses across the U.S. and making profitable hires across our business lines demonstrate our ability to increase revenues in North America and grow substantially through acquisitions and hiring both domestically and globally. We recently completed our first European acquisition, London-based Harper Dennis Hobbs, which is complementary to our retail leasing business in North America. Currently, we facilitate servicing most of our clients’ needs outside of the Americas through our alliance with London-based Knight Frank LLP (which we refer to as “Knight Frank”) and other third-party service providers.

Nasdaq Transaction and Nasdaq Monetizations
On June 28, 2013, BGC Partners sold eSpeed to Nasdaq (the "Nasdaq Transaction"). The total consideration paid or payable by Nasdaq included an earn-out of up to 14,883,705 shares of common stock of Nasdaq to be paid ratably over 15 years after the closing of the Nasdaq Transaction, provided that Nasdaq produces at least $25 million in gross revenues for the applicable year. Nasdaq generated gross revenues of approximately $5.6 billion in 2020. The right to receive the remainder of the Nasdaq payment was transferred from BGC Partners to us beginning in the third quarter of 2017. We have recorded gains related to the Nasdaq payments of $98.6 million in 2019 and $121.9 million in 2020 and expect our future results to include the additional approximately 6.9 million Nasdaq shares to be received over time, if Nasdaq’s sale of its U.S. fixed income business to Tradeweb does not close. In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares we received in 2019 and 2020 and shares to be received in each of 2021 and 2022.

On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business. The closing will accelerate Newmark's receipt of Nasdaq shares (subject to an agreed upon present value discount). Upon the closing of the Nasdaq transaction, the Company's 2021 and 2022 monetization transactions are expected to accelerate and settle. Net of this monetization settlement, Newmark estimates it will receive approximately 5 million shares of Nasdaq stock worth $723.5 million as of February 17, 2021’s closing price. Actual amounts will depend on the timing of the closing and Nasdaq’s stock price at the time. Nasdaq has stated that the transaction is expected to close later in 2021 subject to the satisfaction of customary closing conditions, including the receipt of required regulatory approvals. At this time, it is not possible for Newmark to be certain if or when this will occur. See “Item 1A - Risk Factors" and "Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations - Nasdaq Monetization Transactions.”

Knotel
Newmark recently acquired all of the first and second lien debt of Knotel, Inc., a flexible workspace provider. On January 31, 2021, Newmark agreed to provide approximately $20 million of debtor-in-possession financing to Knotel and acquire the business as part of Knotel’s Chapter 11 sales process, subject to approval of the U.S. Bankruptcy Court.

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

Our Domestic and Latin American Real Estate Services Alliances
In certain smaller markets in the United States and in countries in Latin America in which we do not maintain owned offices, we have agreements in place to operate on a collaborative and cross-referral basis with certain independently-owned offices in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. We do not derive a significant portion of our revenue from these relationships. These independently-owned offices generally use some variation of our branding in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently-owned offices, our clients have access to additional brokerage professionals with local market research capabilities as well as other commercial real estate services in locations where our business does not have a physical presence.

Industry Recognition
As a result of our experienced management team’s ability to skillfully grow the Company, we have become a nationally recognized brand. Over the past several years, we have consistently won a number of U.S. industry awards and accolades, been ranked highly by third-party sources and significantly increased our rankings, which we believe reflects recognition of our performance and achievements. For example:
•Ranked #3 Top Brokerage Firm, Commercial Property Executive, 2020;
•Ranked #1 Top Sales Firm, Commercial Property Executive, 2020
•Ranked #2 Top Brokers in Sales of Office Properties, Real Estate Alert, 2020;
•Ranked #2 Top Brokers of Multi-Family Properties, Real Estate Alert, 2020;
•Ranked #1 Largest Sales of Multi-Family Properties, Portfolio Category, Real Estate Alert, 2020
•Ranked #3 Top Overall Brokers, Real Estate Alert, 2020
•Ranked #4 Top Retail Brokers, Real Estate Alert, 2020
•Ranked #1 Top Seniors Housing Brokers by Investment Volume, Real Capital Analytics Survey, 2020;
•Ranked #2 Top Apartment Brokers by Investment Volume, Real Capital Analytics Survey, 2020;
•Ranked #3 Top Brokers by Investment Volume, Real Capital Analytics Survey, 2020;
•Ranked #3 Top Office Brokers by Investment Volume, Real Capital Analytics Survey, 2020;
•Ranked #5 Multifamily Freddie Mac Optigo® lender in 2020 by the agency, up from #10 in 2013, the year before we acquired this business;
•Ranked #5 Fannie Mae Delegated Underwriting and Servicing lender by volume in 2020 by the agency;
•Ranked among The Best of The Global Outsourcing 100® by the International Association of Outsourcing Professionals, 2020, for the 11th consecutive year; and
•Winner of 18 REBNY Deal of the Year Awards in the last 16 Years, Real Estate Board of New York.

Clients
Our clients include a full range of real estate owners, occupiers, tenants, investors, lenders and multi-national corporations in numerous markets, including office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage, land, condominium conversions, subdivisions and special use. Our clients vary greatly in size and complexity, and include for-profit and non-profit entities, governmental entities and public and private companies. For the year ended December 31, 2020, our top 10 clients, collectively, accounted for approximately 7.2% of our total revenue on a consolidated basis, and our largest client accounted for less than 1.6% of our total revenue on a consolidated basis.

Sales and Marketing
We seek to develop our brand and to highlight its expansive platform while reinforcing our position as a leading commercial real estate services firm in the United States through national brand and corporate marketing, local marketing of specific business lines and targeted brokerage professional marketing efforts.

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

Local Market Expertise and Targeted Brokerage Professional Efforts
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

Intellectual Property
We hold various trademarks, trade dress and trade names and rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as contractual restrictions, to establish and protect our intellectual property rights. We own numerous domain names and have registered numerous trademarks and/or service marks in the United States and foreign countries. We have a number of pending patent applications relating our thought leadership. We will continue to file additional patent applications on new inventions, as appropriate, demonstrating our commitment to technology and innovation. Although we believe our intellectual property rights play a role in maintaining our competitive position in a number of the markets that we serve, we do not believe we would be materially adversely affected by the expiration or termination of our trademarks or trade names or the loss of any of our other intellectual property rights. Our trademark registrations must be renewed periodically, and, in most jurisdictions, every 10 years.

Competition
We compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, owner-occupier, property and landlord representation, property sales, valuation, capital markets (equity and debt) solutions, GSE lending and loan servicing and development services. Each business discipline is highly competitive on a local, regional, national and global level. Depending on the geography, property type or service, we compete with other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our real estate management services business and have recently expanded their offerings. These competitors include companies such as Aramark, ISS A/S and ABM Industries. From time to time, we also compete with in-house corporate real estate departments, institutional lenders, insurance companies, investment banking firms, and accounting and consulting firms in various parts of our business. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms that are smaller than us, some of these competitors are more entrenched than us on a local or regional basis. We are also subject to competition from other large multi-national firms that have similar service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Inc., Cushman & Wakefield plc, Savills Studley, Inc., and Colliers International Group, Inc. In addition, more specialized firms like Marcus & Millichap Inc., Eastdil Secured LLC and Walker & Dunlop, Inc. compete with us in certain service lines or property types.

Seasonality
Due to the strong desire of many market participants to close real estate transactions prior to the end of a calendar year, our business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. For the full year ended 2020, we earned approximately 25% of our revenues in the first quarter and 32% of our revenues in the fourth quarter, while the comparable figures were 20% and 29%, respectively, in 2019.

Partnership and Equity Overview
We expect many of our key brokerage professionals, salespeople and other professionals to have a substantial amount of their own capital invested in our business, aligning their interests with those of our stockholders. We control the general partner of Newmark Holdings. The limited partnership interests in Newmark Holdings consist of: (i) a special voting limited partnership interest held by us; (ii) exchangeable limited partnership interests held by Cantor; (iii) founding/working partner interests held by founding/working partners; (iv) limited partnership units, which consist of a variety of units that are generally held by employees such as REUs, RPUs, PSUs, PSIs, PSEs, LPUs, APSUs, APSIs, AREUs, ARPUs and NPSUs; and (v) Preferred Units, which are working partner interests that may be awarded to holders of, or contemporaneous with, the grant of certain limited partnership units. See “Our Organizational Structure.”

While Newmark Holdings limited partnership interests generally entitle our partners to participate in distributions of income from the operations of our business, upon leaving Newmark Holdings (or upon any other purchase of such limited partnership interests), any such partners will only be entitled to receive over time, and provided such partner does not violate certain partner obligations, an amount for their Newmark Holdings limited partnership interests that reflects such partner’s capital account or compensatory grant awards, excluding any goodwill or going concern value of our business unless Cantor, in the case of the founding partners, and we, as the general partner of Newmark Holdings, otherwise determine. Our partners will be able to receive the right to exchange their Newmark Holdings limited partnership interests for shares of our Class A common stock (if, in the case of founding partners, Cantor so determines and, in the case of working partners and limited partnership unit holders, we, as the Newmark Holdings general partner, with Cantor’s consent, determine otherwise) and thereby realize any higher value associated with our Class A common stock. We believe that employee equity ownership creates a sense of responsibility for the health and performance of our business and have a strong incentive to maximize our revenues and profitability. See “-Our Organizational Structure” and “Item 1A-Risk Factors-Risks Related to Our Relationship with Cantor and Its Respective Affiliates.”

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

We could be required to pay fines, return commissions, have a license suspended or revoked, or be subject to other adverse action if we conduct regulated activities without a license or violate applicable rules and regulations. Licensing requirements could also impact our ability to engage in certain types of transactions, change the way in which we conduct business or affect the cost of conducting business. We and our licensed associates may be subject to various obligations and we could become subject to claims by regulators and/or participants in real estate sales or other services claiming that we did not fulfill our obligations. This could include claims with respect to alleged conflicts of interest where we act, or are perceived to be acting, for two or more clients. While management has overseen highly regulated businesses before and expects us to comply with all applicable regulations in a satisfactory manner, no assurance can be given that it will always be the case. In addition, federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations that impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to such properties. In our role as property or facilities manager, we could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes relating to properties we currently or formerly managed. Such liability may be imposed without regard for the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these may be joint and several, meaning that one of multiple liable parties could be responsible for all costs related to a contaminated site. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property or facilities managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of regulatory compliance and potentially subject us to violations or claims by regulatory agencies or others. Additionally, under certain circumstances, failure by our brokerage professionals acting as agents for a seller or lessor to disclose environmental contamination at a property could result in liability to a buyer or lessee of an affected property.

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

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s consolidated financial statements. As of December 31, 2020, Newmark has met all capital requirements. As of December 31, 2020, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $357.8 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing Program (“TAH”). These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of December 31, 2020, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2020 and 2019, outstanding borrower advances were approximately $0.8 million and $0.3 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Employees
As of December 31, 2020, we had more than 5,800 employees, including more than 1,800 revenue-generating producers in over 145 offices in 117 cities.

As of December 31, 2020, we had 1,092 employees that were fully reimbursed by our property management or facilities management clients to whom we provide services and pass through such employee expense.

Generally, our employees are not subject to any collective bargaining agreements, except for certain employees that are reimbursed by our property management or facilities management clients.

Human Capital Management

Human Capital Resources
As of December 31, 2020, we had more than 5,800 employees in 19 countries across four continents. Within this total, 98% of the employee base comprised of full-time employees and 86% are in the United States.

Approximately 1,100 of those employees are fully reimbursed by clients, mainly in our property management and global corporate services businesses. Various employees also work for Cantor and its affiliates to provide services pursuant to our Administrative Services Agreement with Cantor and devote only a portion of their time to Newmark. Generally, employees are not subject to any collective bargaining agreements, except approximately 200 employees in the United States, all of whom are fully reimbursed.

We have invested significantly through acquisitions, technology spending and the hiring of new brokerage professionals, salespeople, managers and other front-office personnel. The market for these acquisitions has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have attracted best-in-class professionals to our platform, known for scale, technology, experience and expertise.

Newmark is an organization built on strong values, employee engagement and ownership. At our core, we are committed to our employees by providing them with an opportunity to participate in our success. By cultivating a dynamic mix of people and ideas, we enrich our businesses’ performance, the experience of an increasingly diverse employee base, and our communities’ engagement.

Human Capital Measures and Objectives
In operating our businesses, human capital measures and objectives are critical drivers of revenues and margins. We continually work to expand service offerings and geographies and seek to manage human capital resources to maximize profitability in the face of shifting client demands.

Our human capital measures and objectives include front-office employee headcount (described above). As of December 31, 2020, our front-office headcount was 2,183 brokers, salespeople, managers and other front-office personnel, down 2.8% from 2,246 a year ago.

We continue to invest in the business by adding high profile and talented producers and other revenue generating professionals. In 2020, we hired approximately 100 new producers and other revenue generating professionals. Historically newly hired commercial real estate producers tend to achieve higher productivity in their second and third years with the Company although we incur related expenses immediately.

During the year, we increased our focus on alternative property types, such as life science, seniors housing, medical office, self-storage and student housing which, together with industrial and multifamily, comprised a higher percentage of transaction volumes for Newmark in 2020 and are aligned to investor preferences as a result of the pandemic. Newmark will continue to focus on the growth of our recurring revenue businesses, such as Valuation & Advisory, Mortgage Servicing, Global Corporate Services, and Property Management. From a human capital perspective, we have made some key management hires in some of these areas and expect them to be continued areas of growth in the future.

From time to time, we engage in cost-savings initiatives, including reducing the number of employees to improve margins. We are focused on driving margin expansion through the use of technology to improve our workforce’s productivity and rationalize our cost structure to drive increased efficiencies and through the use of near shoring and offshoring where appropriate. Our India offshoring operation now consists of over 150 employees with plans to grow that further in 2021. We have also focused heavily on reducing internal expenses related to events, travel and entertainment.

Performance-Based and Highly Retentive Compensation Structure
Virtually all of our key executives and producers have equity or partnership stakes in the Company and its subsidiaries. Generally, they receive deferred equity or limited partnership units as part of their compensation. A significant percentage of Newmark’s fully diluted shares are owned by our executives, partners and employees.

We issue limited partnership units and other forms of equity-based compensation, such as restricted stock units, which:
•Provide liquidity to our partners and employees over time;
•Align the interests of our partners and employees and management with those of common stockholders;
•Help motivate and retain key partners and employees; and
•Encourage a collaborative culture that drives cross-selling and growth.
The non-exchangeable partnership units held by our partners are subject to forfeiture (such as if the non-compete, confidentiality or non-solicit provisions of the Newmark Holdings limited partnership agreement are violated), and unvested restricted stock units are subject to service conditions that must be met in order for them to vest into shares of Newmark common stock. In addition, any partnership amounts paid following termination of service generally are paid over a number of years to ensure compliance with partner obligations. This compensation structure has proven to be highly retentive, and since 2015, we have retained 95% of our top performing brokers.

We also rely heavily on various agreements entered into with certain employees and partners. Many of these individuals receive loans that may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. These loans provide incentives and promote retention.

Human Capital and Social Policies and Practices
We are committed to our people and the communities we serve, investing in our employees' long-term development and engagement by delivering training, programs and a culture where our people can thrive. We are committed to equal opportunity, diversity and other policies and practices, and an abiding pledge to community service and charity. We take seriously the health, safety and welfare of our employees, clients, vendors and the broader communities in which we operate and are taking extraordinary measures in light of the current COVID-19 pandemic.

Environmental, Social and Governance (“ESG”) / Sustainability Information
To learn more about policies and practices and our continuing efforts related to human capital and ESG matters, please refer to the ESG/sustainability section of our website at nmrk.com/esg for further information. You may also find our Corporate Governance Guidelines, Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, Hedging Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website and in the annual proxy statement. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.

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

Current Organizational Structure
As of December 31, 2020, there were 166,647,122 shares of Newmark Class A common stock issued and 161,175,894 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of December 31, 2020, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM as of December 31, 2020, represented approximately 56.9% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of December 31, 2020, we directly held Newmark OpCo limited partnership interests consisting of approximately 81,352,854 units representing approximately 31.0% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of December 31, 2020, 4,850,351 founding/working partner interests were outstanding. These founding/working partners were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires such interests from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of

Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of December 31, 2020, 57,101,590 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.
The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of December 31, 2020, the exchange ratio was 0.9379.

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

The following diagram illustrates the ownership structure of Newmark as of  December 31, 2020. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF DECEMBER 31, 2020

Cantor Fitzgerald, L.P.
Public Stockholders of Newmark Group, Inc.
Class A common stock (0.0% of economics and 0.0% of voting power of Newmark Group, Inc.)
100% Class B common stock (11.7% of economics and 56.9% of voting power)
8.0% indirect economic interest in Newmark OpCo
100% Class A common stock (88.3% of economics and 43.1% of voting power)
61.0% indirect economic interest in Newmark OpCo
Limited Partnership Interests (29.8% of economics of Newmark Holdings)
9.2% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interests (70.2% of economics of Newmark Holdings)
21.8% indirect economic interest in Newmark OpCo
Newmark Holdings
Limited Partnership Interest (69.0% of economics of Newmark OpCo)
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interest (31.0% of economics of Newmark OpCo)
Newmark OpCo
Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
Minority Equity Interests
Operating Subsidiaries
Other Entities

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 88.3% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 11.7% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 73.9% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 26.1% of the voting power in Newmark.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2020 through December 31, 2020 as follows: (a) an aggregate of 8,174,918 limited partnership units granted by Newmark Holdings; (b) 930,226 shares of Newmark Class A common stock repurchased by us; (c) no shares of Newmark Class A common stock forfeited; (d) 972,490 shares of Newmark Class A common stock issued for vested restricted stock units; (e) 262,093 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 19,373,495 of such shares remaining available for issuance by us under such Registration Statement; (h) 3,572,372 terminated limited partnership units; and (i) 328 purchased limited partnership units.
.
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

RISKS RELATED TO OUR BUSINESS

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic, and governmental measures taken in response thereto, have materially adversely affected, and may in the future continue to materially adversely affect, the U.S. economy, financial markets, and commercial real estate services industry. The extent to which the COVID-19 pandemic, including any successive waves or variants of the virus, or the emergence of another pandemic, and measures taken in response thereto, including “shelter-in-place” orders and other restrictions and delays or complications in the implementation of vaccination programs, could continue to materially adversely affect the conduct of our business will depend upon future developments and conditions, which remain highly uncertain.

The COVID-19 pandemic, and governmental measures taken in response thereto, have materially adversely affected, and may in the future continue to materially adversely affect, the U.S. economy, financial markets and commercial real estate services industry, which has materially adversely affected, and may in the future continue to materially adversely affect, our business, financial condition, results of operations and prospects. The U.S. unemployment rate increased dramatically in 2020 to levels not experienced in nearly a century. According to the Bureau of Economic Analysis, the U.S. economy contracted by 3.5% in 2020, the worst annual performance since 1946.

The U.S. equity capital markets (as measured by the S&P 500) suffered a more than 30% decline during the first few weeks of the COVID-19 pandemic after many jurisdictions implemented “shelter-in-place” and other restrictions. While the S&P 500 increased by 16% through the end of 2020, there can be no assurance that the broader equity markets will not suffer declines in future periods should the pandemic further harm the U.S. or global economy. All of these unprecedented developments in the U.S. economy have materially adversely affected the commercial real estate services industry and led to substantial uncertainty about future economic conditions and developments, which could further adversely impact the commercial real estate services industry. Governmental actions in response to the pandemic, including in response to further spreading of the virus through successive waves or variants of the virus, such as "shelter in place" orders, have been confronted and may continue to be confronted with resistance. While vaccines have been approved, there may be a lengthy period of time before any vaccine is widely distributed. It is also uncertain whether there will be sufficient public confidence in the effectiveness of any vaccine to enable widespread vaccination of the public. Some of these conditions and developments may accelerate pre-existing long-term social and economic trends, or encourage new trends that could materially impact the commercial real estate services industry, the nature of its services, and its future profitability.

    The COVID-19 pandemic, and the various governmental measures taken in response thereto, have materially adversely affected the commercial real estate services industry. The imposition of these “shelter-in-place” orders and other restrictions has led to a dramatic reduction in demand for office, retail, hospitality and other commercial space. While many restrictions began to be lifted in some jurisdictions during the second quarter of 2020, the easing of restrictions has subsequently been halted or reversed in various jurisdictions, as the U.S. has begun to experience the resurgence of infections in many locations.

To date, reductions in demand for commercial real estate have resulted in fewer acquisitions of commercial properties and reduced levels of new lease activity and long-term renewals, each of which has resulted in reduced commission revenue for our commercial real estate capital markets and leasing brokerage services. Declines in the value of such sale or leasing transactions also results in smaller commissions on a transaction-by-transaction basis. Reduced availability of debt financing has led to reduction in capital market activity. Non-payment of rent by commercial tenants, whether as a result of increased unemployment or federal and state government mandates providing rent relief and restrictions on evictions, continues to reduce the cash flow of commercial real estate owners and borrowers, which could result in higher rates of non-payment of our receivables. Accordingly, the reduction in demand for commercial real estate space has had a materially adverse effect and may continue in the future to have a material adverse effect, on our business, financial condition, results of operations and prospects.

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

Additionally, general economic conditions may lead to higher rates of default and forbearance on commercial loans. The increase in defaults and forbearance may lead to reduced demand for new loan origination and servicing, adversely affecting the future revenues of our loan origination and servicing business. We may also be required to advance payments owed by borrowers under Fannie Mae and FHA/HUD loans whose loans are permitted under government regulations to enter into forbearance. As of December 31, 2020, based on unpaid principal balance, 0.4% of the combined Fannie Mae and FHA/HUD book of business was in forbearance. Although the volume of loans in forbearance has been lower than initial expectations, as servicer of these loans we would be required to advance up to $4.7 million based on each 1% forbearance rate over a six-month period. Any forbearance-related servicing advances are guaranteed, and, as such, we are able to finance such advances at 100%. While we established a $125 million line of credit in June 2020 under our warehouse facility to fund potential default and forbearance advances, and as of December 31, 2020 have not drawn any funds to cover advances from the line, there can be no assurance that such line of credit will be enough to cover all potential forbearance-related servicing advances.

Moreover, we may incur losses on our Fannie Mae risk portfolio if the COVID-19 pandemic persists. We share losses pari passu up to one-third of total losses, and a weighted average of 30%, of the $24.0 billion Fannie Mae servicing portfolio as of December 31, 2020.Less than 0.22% of our Fannie Mae multifamily portfolio was delinquent as of the same date.

We adopted the CECL accounting standard on January 1, 2020. Under this methodology, we are required to estimate lifetime expected credit losses, which is a significant change from the incurred loss model that we previously used. Our adoption of CECL resulted in an initial non-cash pre-tax reserve of $25.9 million, which was recorded as a reduction to shareholder’s equity as of the beginning of 2020 but had no impact on our earnings or cash position in 2020. This reserve was primarily driven by our Fannie Mae multifamily mortgage servicing portfolio. During the year ended December 31, 2020, we incurred a non-cash charge of $16.3 million due to adverse changes in the macroeconomic forecast caused by COVID-19. As of December 31, 2020, we had $46.7 million in CECL reserves. If the pandemic persists, we may have to increase CECL reserves further or may incur actual cash losses, which could have a material negative impact on financial results and cash flows. While historical losses have been relatively modest even through the Great Recession, there can be no assurance that will be the case during this pandemic or its aftermath and the new CECL methodology requires us to take the changing future macroeconomic environment into account in determining our reserve.

A decline in general economic conditions and commercial real estate services industry may also lead to reduced cash flows from operations, constraints on our capital and liquidity, a higher cost of capital, and possible changes or downgrades to our credit ratings. Although the federal government has taken many actions to provide liquidity to businesses and the financial markets, including loan programs for businesses in certain sectors or meeting certain criteria, these programs have experienced greater demand than funds available and have had strict eligibility requirements. During 2020, we drew down $365.0 million under our $465.0 million Credit Facility, primarily as a precautionary defensive measure in the early stages of the COVID-19 pandemic and repaid $275.0 million later in the year, resulting in $325.0 million remaining undrawn and available thereunder as of December 31, 2020.

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

The COVID-19 pandemic, and governmental measures taken in response thereto, have severely disrupted the conduct of business, and have disrupted, and may continue to disrupt, our clients’ operations. Adverse conditions and developments in the commercial real estate industry may accelerate pre-existing long-term social and economic trends, or encourage new trends, that could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services. Changing market conditions and future prospects for the commercial real estate services industry have caused us to begin to re-position aspects of our business to adapt to and better address the needs of our clients in the future. It could take considerable time and expense to adjust to changes in the mix of demand for office and commercial space, including increased demand for flexible-use space and office space in suburban areas replacing prior demand for urban office space, and increased demand for data storage, fulfillment and distribution centers, life sciences facilities and other alternative asset classes, replacing prior demand for downtown, urban and other high-density retail and commercial space. Adjusting to such changes may require us to enter into new geographic markets or lines of business, through expansion or acquisition of existing businesses.

Adverse conditions and developments in the commercial real estate industry resulting from the COVID-19 pandemic, and governmental measures taken in response thereto, may accelerate pre-existing long-term social and economic trends, or encourage new trends, that could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services. Changing market conditions and future prospects for the commercial real estate services industry have caused us to begin to re-position aspects of our business to adapt to and better address the needs of our clients in the future.

As many businesses have been required to operate remotely, their current need for office space has been significantly impacted. Even when various jurisdictions have begun to permit phased re-openings of office space, in most cases those measures have been subject to limits on occupancy, social distancing requirements, temperature checks and testing requirements, and enhanced cleaning and other protocols. In addition, some employers and employees are reluctant to return to their offices and have delayed re-openings given the disruptions and costs of re-opening, and other factors such as concerns about public transportation, the availability of related retail and commercial services, the lack of childcare as schools continue to conduct classes remotely, and the possibility of employees becoming infected. In addition, restaurants, bars, shops, entertainment venues and other commercial businesses have been prohibited from keeping their doors open to customers and required to limit services to takeout, delivery, e-commerce and outdoor dining (weather permitting). As offices have failed to re-open fully, those restaurants, bars, shops and other commercial businesses that depend on the patronage of office workers have continued to suffer. Such prohibitions have severely limited demand for commercial space in recent periods.

Although a majority of jurisdictions have initiated a phased re-opening of businesses in certain sectors , many of such re-openings have been reversed as a result of the current increase in infections, and we expect that social distancing and other requirements may require such businesses to use more space in the near term to perform existing functions, public health concerns about large gatherings and use of public spaces and facilities, including buses, subways, and trains, and the impact of working remotely and on-line purchasing may lead to a further reduction in office, retail and other space requirements in the long term, resulting in reduced construction and higher vacancy rates, as well as bankruptcies and insolvencies of our clients and counterparties, higher foreclosure rates, and declines in real estate values and transaction volumes, resulting in lower demand for commercial real estate services, reduced commissions, fees, and other compensation, and increased costs to generate those revenues, including impairment and restructuring charges. Although, remote working may be largely offset by a larger footprint per employee, we cannot assure you when or if there will be a resumption of prior levels of demand for commercial real estate services.

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

Current declines in demand for urban office space may be offset in whole or in part by increased demand for flexible-use space and office space in suburban areas and current declines in demand for downtown, urban and other high-density retail and commercial space may be offset in whole or in part by increased demand for data storage, fulfillment, and distribution centers, life sciences facilities, and other alternative asset classes. However, it could take considerable time and expense to adjust to these changes, with a decline in revenues and increased restructuring and other costs to be expected in the interim.

Our ability to adapt to these changes in demand may require us to alter the mix of services we provide, including by pursuing growth opportunities to expand our operations into new lines of business. We may enter into new lines of business through the expansion of our service offerings by our existing personnel, through hiring of new personnel or through the acquisition of other businesses. The pursuit of such growth opportunities is subject to various risks, as described below in “—We may pursue strategic alliances, acquisitions, dispositions, joint ventures or other growth opportunities (including hiring new brokers and other professionals), which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, and such competition may limit our number of strategic alliances, acquisitions, joint ventures and other growth opportunities (including hiring new brokers and other professionals).” We may be unable to successful identify or pursue such growth opportunities, the pursuit of such growth opportunities may detract from our performance of our pre-existing lines of business, or, following the pursuit of such growth opportunities, we may encounter difficulties in the integration thereof. We may also incur substantial costs in financing the pursuit of such growth opportunities.

The COVID-19 pandemic has severely disrupted the conduct of business, and may continue to disrupt, our operations. As a result, we have been required to implement operational changes, including transitioning a large portion of our workforce to remote working, thus exposing us to greater cybersecurity risks and limiting our ability to physically inspect and tour commercial properties.

The global spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, significant reduction in business activity and commercial transactions, labor shortages, supply chain interruptions, and overall economic and financial market instability. As of February 25, 2021, the United States had the world’s most reported COVID-19 cases, and all 50 states and the District of Columbia have reported cases of infected individuals. Several countries and states, including New York, where we are headquartered, have declared states of emergency. Similar impacts have been experienced in every jurisdiction in which we do business.

The economic and financial disruptions from the COVID-19 pandemic, as well as measures taken by various governmental authorities in response to the outbreak, have severely disrupted the conduct of business, including our operations and the operations of our clients, and have led us to implement operational changes as we execute our business continuity plan. We continue to take significant steps to protect our employees, and the employees of our clients and vendors.

While we began opening our offices at reduced capacity in mid-July 2020, a majority of our staff members continue to work from home, or other remote locations and disaster recovery venues, and we continue to restrict business travel and discourage personal travel by our personnel, particularly to areas most affected by the pandemic.

Although we have taken significant precautions to protect employees who work in our offices and others, no assurance can be given that the measures that we have taken will be sufficient.

Although our information technology systems have been able to support remote working of our employees to date, we cannot assure you that they will continue to be able to support the volume of business conducted remotely by our employees in the future, or to address increased demands and volumes as our workforce shifts to additional locations and venues. We are also dependent on third-party vendors for the performance of certain critical information technology processes, and many such vendors are continuing to operate under business continuity plans. In addition, many of our vendors’ and clients’ workforces continue to work from home or other remote locations, and their normal operations have been disrupted due to the pandemic. Working remotely may also place additional stress on the telecommunications infrastructure in the areas where our employees and the employees of our clients and vendors live and work. Disruptions in the availability of internet and telephone service may adversely affect the ability of employees and the employees of our vendors and clients to perform their operations remotely in a timely manner. An extended period of remote working by our employees could also increase our cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the pandemic. Even as phased re-openings continue for some workers and in some locations, the current increase in infections has led to the re-implementation of restrictions in many jurisdictions, including New York City, and further changes in state and local work orders or in our policies or those of our clients and vendors, including in response to further spreading of the virus through successive waves or variants of the virus, may impact work arrangements of our employees, clients and vendors for the foreseeable future.

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

The extent to which the COVID-19 pandemic, including any successive waves or variants of the virus, or the emergence of another pandemic, and measures taken in response thereto, could continue to materially adversely affect the conduct of our business will depend upon future developments and conditions, which remain highly uncertain. Although many state and local governments have begun to lift “shelter-in-place” and other orders for certain businesses, a resurgence of the pandemic in areas that previously had relatively low infection rates has led to a re-imposition of such orders. In addition, the lifting of restrictions may lead to a resurgence of the pandemic that may impact our business in additional ways as we adapt to a workforce working in our offices, remote locations and from home. While vaccines have been approved, there may be a lengthy period of time before any vaccine is widely distributed. It is also uncertain whether there will be sufficient public confidence in the effectiveness of any vaccine to enable widespread vaccination of the public. Any increase in the duration and impact of the pandemic, including any successive waves or variants of the virus, as well as measures taken in response thereto, could materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Global Economic and Market Conditions in the Commercial Real Estate Services Industry

Negative general economic conditions and commercial real estate market conditions (including perceptions of such conditions) can have a material adverse effect on our business, financial condition, results of operations and prospects.

Commercial real estate markets are cyclical and traditionally relate to the condition of the economy or, at least, to the perceptions of investors and users as to the relevant economic outlook. For example, companies may be hesitant to expand their office space or enter into long-term real estate commitments if they are concerned about the general economic environment. Companies that are under financial pressure for any reason, including those exacerbated by Covid-19, or are attempting to more aggressively manage their expenses, may reduce the size of their workforces, limit capital expenditures, including with respect to their office space, permit more of their staff to work from home and/or seek corresponding reductions in office space and related management or other services.

Negative general economic conditions and declines in the demand for commercial real estate brokerage and related management services in several markets or in significant markets could also have a material adverse effect on our business, financial condition, results of operations, cash flows and prospects as a result of the following factors:

•A general decline in acquisition and disposition activity can lead to a reduction in the commissions and fees we receive for arranging such transactions, as well as in commissions and fees we earn for arranging the financing for acquirers.
•A general decline in the value and performance of commercial real estate and in rental rates can lead to a reduction in management and leasing commissions and fees. Additionally, such declines can lead to a reduction in commissions and fees that are based on the value of, or revenue produced by, the properties for which we provide services. This may include commissions and fees for appraisal and valuation, sales and leasing, and property and facilities management.
•Cyclicality in the commercial real estate markets may lead to volatility in our earnings, and the commercial real estate business can be highly sensitive to market perception of the economy generally and our industry specifically. Real estate markets are also thought to “lag” the broader economy. This means that, even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the commercial real estate markets.
•In weaker economic environments, income-producing multifamily real estate may experience higher property vacancies, lower investor and tenant demand and reduced values. In such environments, we could experience lower transaction volumes and transaction sizes as well as fewer loan originations with lower relative principal amounts, as well as potential credit losses arising from risk-sharing arrangements with respect to certain GSE loans.
•Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, political uncertainty or the public perception that any of these events may occur, may negatively affect the performance of some or all of our business lines.
•Our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access secured lending markets could in the future be adversely affected by conditions in the United States and international economy and markets, with the cost and availability of funding adversely affected by illiquid credit markets and wider credit spreads and changes in interest rates.

Risks Related to Concentration of our Business

Our business is generally geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Our current business operations are primarily located in the United States, with some business operations in Canada and Latin America and in the U.K. While we are expanding our business to new geographic areas, and operate internationally through our alliance with Knight Frank and recently acquired offices in certain jurisdictions, we are still highly concentrated in the United States. Because we derived substantially all of our total revenues on a consolidated basis for the year ended December 31, 2020 from our operations in the United States, we are exposed to adverse competitive changes and economic downturns and changes in political conditions domestically. If we are unable to identify and successfully manage or mitigate these risks, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

The concentration of business with institutional owners and corporate clients can increase business risk, and our business can be adversely affected due to the loss of certain of these clients.

We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from developing recurring business from performing an increasingly broad range of services for the same client. Although our client portfolio is currently highly diversified-for the year ended December 31, 2020, our top 10 clients, collectively, accounted for approximately 7.2% of our total revenue on a consolidated basis, and our largest client accounted for approximately 1.6% of our total revenue on a consolidated basis. As we grow our business, relationships with certain institutional owners and corporate clients may increase, and our client portfolio may become increasingly concentrated. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks if, among other possibilities, any such client;
•experiences its own financial problems;

•becomes bankrupt or insolvent, which can lead to our failure to be paid for services we have previously provided or funds we have previously advanced;
•decides to reduce its operations or its real estate facilities;
•makes a change in its real estate strategy, such as no longer outsourcing its real estate operations;
•decides to change its providers of real estate services; or
•merges with another corporation or otherwise undergoes a change of control, which may result in new management taking over with a different real estate philosophy or in different relationships with other real estate providers.

Risks Related to Competition in the Commercial Real Estate Services Industry

We operate in a highly competitive industry with numerous competitors, some of which may have greater financial and operational resources than we do.

We compete to provide a variety of services within the commercial real estate services industry. Each of these business disciplines is highly competitive on a local, regional, national and global level. We face competition not only from other national real estate service companies, but also from global real estate services companies, boutique real estate advisory firms, and consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, commercial banks, investment managers and accounting firms, some of which may have greater financial resources than we do. Although many of our competitors are local or regional firms that are substantially smaller than we are, some of our competitors are substantially larger than us on a local, regional, national or international basis and have similar service competencies to ours. Such competitors include CBRE Group, Inc., Jones Lang LaSalle Inc., Cushman & Wakefield plc, Savills Studley, Inc., and Colliers International Group, Inc. In addition, more specialized firms like Marcus & Millichap Inc., Eastdil Secured LLC and Walker & Dunlop, Inc. compete with us in certain product offerings. Our industry has continued to consolidate, and there is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. See “Item 1-Business-Competition.” In general, there can be no assurance that we will be able to continue to compete effectively with respect to any of our commercial real estate business lines or on an overall basis, to maintain current commission and fee levels or margins, or to maintain or increase our market share.

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

Risks Related to New Opportunities/Possible Transactions and Hires

Our proposed acquisition of certain assets of Knotel in connection with its bankruptcy proceedings is subject to a number of conditions and uncertainties, which may adversely affect its completion or the benefits we may expect to obtain therefrom. The proposed acquisition may require substantial expense and diversion of management’s attention and resources. In addition, as a result of the Knotel bankruptcy, our previous equity investments in Knotel have been written down to zero at December 31, 2020, and there is no assurance that, if our proposed acquisition is not completed, the bankruptcy will not adversely affect our ability to be paid in full on the debt we hold in Knotel.

We recently announced our entry into an agreement to purchase certain assets of Knotel in a sale pursuant to Section 363 of the Bankruptcy Code. The completion of the acquisition is subject to a number of conditions and uncertainties, including the approval of the Bankruptcy Court. We may choose to increase our offer in response to a competing bid. We may be required to expend considerable resources and devote a substantial portion of management’s attention to the completion of the acquisition, which may prevent the allocation of such resources or management’s attention to more profitable uses in managing and operating our business.

We also cannot assure you that, if we complete the proposed acquisition, we will achieve the expected value thereof. Such value may be reduced by delays in the completion of the acquisition, the assumption of unforeseen liabilities or other factors.

In addition, as a result of the bankruptcy, our previous equity investment in Knotel has been written down to zero at December 31, 2020, and there is no assurance that, if our proposed acquisition is not completed, the bankruptcy will not adversely affect our ability to be paid in full on the debt we hold in Knotel.

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

Strategic alliances, acquisitions, dispositions, joint ventures and other growth opportunities (including hiring new brokers and other professionals) specifically involve a number of risks and challenges, including:

•potential disruption of our ongoing business and product, service and market development and distraction of management;
•difficulty retaining and integrating personnel and integrating administrative, operational, financial reporting, internal control, compliance, technology and other systems;
•the necessity of hiring additional managers and other critical professionals and integrating them into current operations;
•increasing the scope, geographic diversity and complexity of our operations;
• to the extent that we pursue these opportunities internationally, exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, as well as the outbreak of hostilities;
•the risks relating to integrating accounting and financial systems and accounting policies and the related risk of having to restate our historical financial statements;
•potential dependence upon, and exposure to liability, loss or reputational damage relating to systems, controls and personnel that are not under our control;
•addition of business lines in which we have not previously engaged;
•potential unfavorable reaction to our strategic alliance, acquisition, disposition or joint venture strategy by our customers, counterparties, and employees;
•the upfront costs associated with pursuing transactions and recruiting personnel, which efforts may be unsuccessful in the increasingly competitive marketplace for the most talented producers and managers;
•conflicts or disagreements between any strategic alliance or joint venture partner and us;
•exposure to potential unknown liabilities of any acquired business, strategic alliance or joint venture that are significantly larger than we anticipate at the time of acquisition, and unforeseen increased expenses or delays associated with acquisitions, including costs in excess of the cash transition costs that we estimate at the outset of a transaction;
•reduction in availability of financing due to tightened credit markets or credit ratings downgrades or defaults by us, in connection with strategic alliances, acquisitions, dispositions, joint ventures and other growth opportunities;
•a significant increase in the level of our indebtedness in order to generate cash resources that may be required to effect acquisitions;
•dilution resulting from any issuances of shares of our Class A common stock or limited partnership units in connection with strategic alliances, acquisitions, joint ventures and other growth opportunities in the event that these arrangements are amended or terminated;
•a reduction of the diversification of our business resulting from any dispositions;
•the necessity of replacing certain functions that are sold in dispositions;
•the cost of rebranding and the impact on our market awareness of dispositions;

•the impact of any reduction in our asset base resulting from dispositions on our ability to obtain financing or the terms thereof; and
•a lag in the realization of financial benefits from these transactions and arrangements.

We face competition for acquisition targets, which may limit our number of acquisitions and growth opportunities and may lead to higher acquisition prices or other less favorable terms. Our acquisitions in the U.K. and expansion in Latin America have required compliance and other regulatory actions. To the extent that we choose to continue to grow internationally from acquisitions, strategic alliances, joint ventures or other growth opportunities, we may experience additional expenses or obstacles, including the short-term contractual restrictions contained in our agreement with Knight Frank, which such agreement could both affect and be affected by such choice. See “Item 1-Business-Our Knight Frank Partnership.” There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational or financial difficulties.

Any future growth will be partially dependent upon the continued availability of suitable transactional candidates at favorable prices and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity to fund these transactions. Future transactions and any necessary related financings also may involve significant transaction-related expenses, which include payment of break-up fees, assumption of liabilities, including compensation, severance, lease termination, and other restructuring costs, and transaction and deferred financing costs, among others. In addition, there can be no assurance that such transactions will be accretive or generate favorable operating margins. The success of these transactions will also be determined in part by the ongoing performance of the acquired companies and the acceptance of acquired employees of our equity-based compensation structure and other variables which may be different from the existing industry standards or practices at the acquired companies.

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

Risks Related to Regulatory Compliance and Potential Liabilities

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

In our property and facilities management business, we hire and supervise third-party contractors to provide services for our managed properties. We may be subject to claims for defects, negligent performance of work or other similar actions or omissions by third parties we do not control. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property or facilities manager or project manager, even if we have disclaimed liability as a contractual matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship. While these liabilities have been insignificant in the past, there is no assurance that this will continue to be the case.

Because we employ large numbers of building staff in facilities that we manage, we face risk in potential claims relating to employment injuries, termination and other employment matters. While these risks are generally passed back to the building owner, there is no assurance it will continue to be the case.

In connection with a limited number of our facilities management agreements, we have guaranteed that the client will achieve certain savings objectives. In the event that these objectives are not met, we are obligated to pay the shortfall amount to the client. In most instances, the obligation to pay such amount is limited to the amount of fees (or the amount of a subset of the fees) earned by us under the contract, but no assurance can be given that we will be able to mitigate against these payments or that the payments, particularly if aggregated with those required under other agreements, would not have a material adverse effect on our ongoing arrangements with particular clients or our business, financial condition, results of operations or prospects. The percentage of our revenue for the fiscal year ended December 31, 2020 subject to such obligations under our current facilities management agreements is zero. While these liabilities have been immaterial to date, there is no assurance that this will continue to be the case.

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

On June 23, 2016, the U.K. held a referendum regarding continued membership in the EU. The exit from the EU is commonly referred to as Brexit. On January 1, 2021, the U.K. formally left the EU and UK-EU trade became subject to a new agreement that was concluded in December 2020. Considering ongoing uncertainties, market participants are still adjusting to the new agreement that was reached. The exact impact of Brexit on the UK-EU flow of trade and market access remains unknown. This same uncertainty applies to the consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU.

As we completed our first European acquisition in late 2019, London-based Harper Dennis Hobbs, these and other risks and uncertainties could have an adverse effect on our businesses, prospects, financial condition and results of operations.

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

Various laws, rules and regulations restrict the levels of certain substances that may be discharged into the environment by properties and such laws, rules and regulations may impose liability on current or previous real estate owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face costs or liabilities under these laws as a result of our role as an on-site property manager. While we believe that we have taken adequate measures to prevent any such losses, no assurances can be given that these events will not occur. Within our own operations, we may face additional costs from rising costs of environmental compliance, which may make it more expensive to operate our corporate offices. Our operations are conducted within leased office building space, and, accordingly, we do not currently anticipate that regulations restricting the emissions of greenhouse gases, or taxes that may be imposed on their release, would result in material costs or capital expenditures. However, we cannot be certain about the extent to which such regulations will develop as there are higher levels of understanding and commitments by different governments in the United States and around the world regarding risks related to the climate and how they should be mitigated.

We may be adversely affected by the impact of recent income tax regulations.

On December 22, 2017, “H.R.1,” formerly known as the “Tax Cuts and Jobs Act (the “Tax Act”)” was signed into law in the U.S. During 2018, the Treasury and the IRS released proposed regulations associated with certain provisions of the Tax Act to provide taxpayers with additional guidance. The Tax Act has had a favorable impact on our effective tax rate (“ETR”) and net income as reported under generally accepted accounting principles in 2020. While we applied the currently enacted tax law and proposed regulations, the impact of the Tax Act may differ from our estimate for the provision for income taxes, possibly materially, due to, among other things, changes in interpretations, additional guidance that may be issued, unexpected negative changes in business and market conditions that could reduce certain tax benefits, and actions taken by us as a result of the Tax Act.

Risks Related to Our Mortgage Servicing Business

The loss of relationships with the GSEs and HUD would, and changes in such relationships could, adversely affect our ability to originate commercial real estate loans through such programs. Compliance with the minimum collateral and risk-sharing requirements of such programs, as well as applicable state and local licensing agencies, could reduce our liquidity.

Currently, through our real estate capital markets business we originate a significant percentage of our loans for sale through the GSEs and HUD programs. Berkeley Point Capital LLC, a subsidiary within our real estate capital markets business, is approved as a Fannie Mae DUS lender, a Freddie Mac Optigo seller/servicer, a Freddie Mac Targeted Affordable Housing Seller, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages, which may be terminated by the applicable GSE or HUD at any time. Although we intend to take all actions to remain in compliance with the requirements of these programs, as well as applicable state and local licensing agencies, the loss of such status would, or changes in our relationships with the GSEs and HUD could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which could have a material adverse effect on our business, financial condition, results of operations and prospects. It could also result in a loss of similar approvals from the GSEs or HUD. As of December 31, 2020, we exceeded the most restrictive applicable net worth requirement of these programs by approximately $357.8 million, but there is no assurance that this will continue to be the case.

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

Risks Related to Our Intellectual Property

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

If our software licenses or services from third parties are terminated or adversely changed or amended or contain material defects or errors, or if any of these third parties were to cease doing business, or if products or services offered by third parties were to contain material defects or errors, our ability to operate our businesses may be materially adversely affected.

We license databases, software and services from third parties, much of which is integral to our systems and our business. The licenses are terminable if we breach or have been perceived to have breached our obligations under the license agreements. If any material licenses were terminated or adversely changed or amended, if any of these third parties were to cease doing business or if any licensed software or databases licensed by these third parties were to contain material defects or errors, we may be forced to spend significant time and money to replace the licensed software and databases, and our ability to operate our business may be materially adversely affected. Further, any errors or defects in third-party services or products (including hardware, software, databases, cloud computing and other platforms and systems) or in services or products that we develop ourselves, could result in errors in, or a failure of our services or products, which could harm our business. Although we take steps to locate replacements, there can be no assurance that the necessary replacements will be available on acceptable terms, if at all. There can be no assurance that we will have an ongoing license to use all intellectual property which our systems require, the failure of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our IT Systems and Cyber-Security

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

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology, to maintain the confidentiality, integrity and availability of our and our clients’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, ransomware, hacking, phishing and other cyber-attacks and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external forces such as governments, nation-state actors, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers, or may originate internally from within us.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities. Such parties could also be the source of a cyber-attack on or breach of our operational systems, data or infrastructure.

There have been an increasing number of ransomware, hacking, phishing and other cyber-attacks in recent years in various industries, and cyber-security risk management has been the subject of increasing focus by our regulators. Like other companies, we have on occasion experienced, and may continue to experience, threats to our systems, including viruses, phishing and other cyber-attacks. The number and complexity of these attacks continue to increase over time. The techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’, operations, which could result in reputational damage, financial losses and/or client dissatisfaction, which may not in all cases be covered by insurance. If an actual, threatened or perceived cyber-attack or breach of our security occurs, our clients could lose confidence in our platforms and solutions, security measures and reliability, which would materially harm our ability to retain existing clients and gain new clients. As a result of any such attack or breach, we may be required to expend significant resources to repair system, network or infrastructure damage and to protect against the threat of future cyber-attacks or security breaches. We could also face litigation or other claims from impacted individuals as well as substantial regulatory sanctions or fines.

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

Risks Related to Our Key Employees

Our ability to retain our key employees and the ability of certain key employees to devote adequate time to us are critical to the success of our business. We also may be unable to attract, retain, motivate and integrate new employees to facilitate our growth strategy.

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

Currently, Mr. Lutnick expects to spend approximately 33% of his time on our matters and Mr. Merkel expects to spend approximately 25% of his time on our matters. These percentages may vary depending on business developments at Newmark, Cantor, BGC Partners or any of our or their other affiliates, including SPACs sponsored by Cantor and other ventures or investments. As a result, these key employees (and others in key executive or management roles who we may hire from time to time) dedicate only a portion of their professional efforts to our business and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or BGC Partners or Cantor and their respective affiliates. These two key employees may not be able to dedicate adequate time and attention to our business and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us. The Newmark Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of Newmark Holdings, may not prevent certain of our key employees, including Messrs. Lutnick and Merkel whose employment by Cantor and BGC Partners is not subject to these provisions in the Newmark Holdings limited partnership agreement, from resigning or competing against us.

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

Risks Related to Seasonality

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

Risks Relating to our Commercial Contracts and Arrangements

We may not be able to replace partner offices when affiliation agreements are terminated, which may decrease our scope of services and geographic reach.

We have agreements in place to operate on a collaborative and cross-referral basis with certain offices in the United States and elsewhere in the Americas in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independently owned offices generally use some variation of Newmark in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently owned offices, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where we do not have a physical presence. From time to time our arrangement with these independent firms may be terminated pursuant to the terms of the individual affiliation agreements. The opening of a Company-owned office to replace an independent office requires us to invest capital, which in some cases could be significant. Certain of these agreements or relationships could be impacted in the event that we rebrand or our market awareness is changed. There can be no assurance that, if we lose additional independently owned offices, we will be able to identify suitable replacement affiliates or fund the establishment or acquisition of an owned office. In addition, although we do not control the activities of these independently owned offices and are not responsible for their liabilities, we may face reputational risk if any of these independently owned offices are involved in or accused of illegal, unethical or similar behavior. Failure to maintain coverage in important geographic markets may negatively impact our operations, reputation and ability to attract and retain key employees and expand domestically and internationally and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Relating to Change in LIBOR

We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined, the expected transition away from LIBOR and the use of alternative reference rates.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. However, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, has announced that it intends to extend publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023. Several regulatory agencies have encouraged banks to cease entering into new contracts using USD LIBOR as a reference rate by the end of 2021. Federal and state legislative proposals to adopt a replacement reference rate are currently under consideration. At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the U.K. or elsewhere.

The expected withdrawal and replacement of LIBOR with alternative benchmarks introduces a number of risks for us, our clients and the commercial real estate services industry more widely. These risks include legal implementation risks, as extensive changes to documentation for new and existing clients, including lenders and real estate investors/owners, may be required. There are also financial risks arising from any changes in the valuation of financial instruments, which may impact our valuation and advisory business, our real estate capital markets services business, and our lending and loan servicing business. There are also operational risks due to the potential requirement to adapt information technology systems and operational processes to address the withdrawal and replacement of LIBOR. In addition, the withdrawal or replacement of LIBOR may temporarily reduce or delay transaction volume and could lead to various complexities and uncertainties related to our industry.

Additionally, Fannie Mae and Freddie Mac has stopped accepting adjustable-rate mortgages (“ARMs”) based on LIBOR and began accepting ARMs based on the Secured Overnight Financing Rate (“SOFR”) in 2020. They are working on guidance for the transition of legacy products to a SOFR based alternative rate/conversion. They expect to announce a plan with specific timelines prior to the sun setting of LIBOR in order to give GSE Servicers ample time to make the necessary process and system changes needed for the legacy transition to a SOFR based product.

While it is not currently possible to determine precisely whether, or to what extent, the expected withdrawal and replacement of LIBOR would affect us, the implementation of alternative benchmark rates to LIBOR could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Liquidity, Funding and Indebtedness

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

As of December 31, 2020, our real estate capital markets business had $1.75 billion of committed loan funding available through multiple commercial banks, and an uncommitted $400 million Fannie Mae loan repurchase facility Consistent with industry practice, our real estate capital markets business’ existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing, which we may be unable to find on favorable terms, or at all, and, in such event, we might not be able to originate loans, which could have a material adverse effect on mortgage servicing rights and on our business, financial condition, results of operations and prospects.

We are subject to the risk of failed loan deliveries, and even after a successful closing and delivery, may be required to repurchase the loan or to indemnify the investor if there is a breach of a representation or warranty made by us in connection with the sale of loans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We bear the risk that a borrower will not close on a loan that has been pre-sold to an investor and the amount of such borrower’s rate lock deposit and any amounts recoverable from such borrower for breach of its obligations are insufficient to cover the investor’s losses. In addition, the investor may choose not to take delivery of the loan if a catastrophic change in the condition of a property occurs after we fund the loan and prior to the investor purchase date. We also have the risk of errors in loan documentation which prevent timely delivery of the loan prior to the investor purchase date. A complete failure to deliver a loan could be a default under the warehouse facilities collateralized by U.S. Government Sponsored Enterprises used to finance the loan. While we have not experienced failed deliveries in the past, no assurance can be given that we will not experience failed deliveries in the future or that any losses will not have a material adverse effect on our business, financial condition, results of operations or prospects.

We must make certain representations and warranties concerning each loan we originate for the GSEs’ and HUD’s programs or securitizations. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by it. In the event of a material breach of representations or warranties concerning a loan, even if the loan is not in default, investors could, among other things, require us to repurchase the full amount of the loan and seek indemnification for losses from it, or, for Fannie Mae DUS loans, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. Our ability to recover on a claim against the borrower or any other party may be contractually limited and would also be dependent, in part, upon the financial condition and liquidity of such party. Although these obligations have not had a significant impact on our results to date, significant repurchase or indemnification obligations imposed on us could have a material adverse effect on our business, financial condition, results of operations and prospects..

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

Our indebtedness, which at December 31, 2020 was approximately $680.4 million, may have important, adverse consequences to us and our investors, including:
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

Currently, long-term credit ratings from Japan Credit Rating Agency, Ltd is BBB+ with a stable outlook, both Fitch Ratings Inc. and Kroll Bond Rating Agency are BBB- and the associated outlooks are stable. Our long-term credit rating from Standard & Poor’s is BB+ with an associated outlook of negative. No assurance can be given that our credit ratings and associated outlooks will remain unchanged in the future.

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

The annual payments we expect to receive of Nasdaq shares through 2027 will be accelerated if Nasdaq’s sale of its U.S. Fixed Income business closes as anticipated in 2021. If the sale closes, we may realize a larger gain for income tax purposes on our accelerated receipt of all of the remaining Nasdaq shares, which may require higher tax payments; we may face difficulties in monetizing the Nasdaq shares without taking some discounts to the per share market price of Nasdaq common stock; we will have the risk of fluctuations in the market price of any Nasdaq shares we hold; we may not be able enter into new hedging arrangements with respect to the Nasdaq shares on favorable terms or at all; and we may face various regulatory issues raised by receiving, holding, pledging, hedging and selling the Nasdaq shares.

On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. Fixed Income business, the closing of which will accelerate Newmark's receipt of the Nasdaq shares (subject to an agreed upon present value discount). Upon the closing of the Nasdaq transaction, the Company's 2021 and 2022 monetization transactions are expected to accelerate and settle. Net of this monetization settlement, Newmark estimates it will receive approximately 5 million shares of Nasdaq stock worth $723.5 million as of February17, 2021’s closing price. Actual amounts will depend on the timing of the closing and Nasdaq’s stock price at the time. Nasdaq has stated that the closing is subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals. Newmark can provide no assurance as to when or if the closing will occur.

If the closing does occur, we may realize a larger gain for income tax purposes on our accelerated receipt of all of the remaining Nasdaq shares, which may require higher tax payments. We will have the risk of fluctuations in the market price of any Nasdaq shares we hold. We may also face difficulties monetizing the Nasdaq shares without taking some discounts to the per share market price of Nasdaq common stock, and we may not be able to enter into new hedging arrangements with respect to the Nasdaq shares on favorable terms, or at all. Additionally, we may face various regulatory issues raised by receiving, holding, pledging, hedging and selling the Nasdaq shares. Each of these factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Relating to our 6.125% Senior Notes

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

Our Board of Directors and Audit Committee authorized repurchases of shares of our Class A common stock and purchases of limited partnership interests or other equity interests in our subsidiaries up to $400 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including Cantor, as well as other affiliated persons or entities. From time to time, we may repurchase shares or purchase units. See “Liquidity”, Funding and Indebtedness -Liquidity is essential to our business, and insufficient liquidity could have a material adverse effect on our business, financial condition, results of operations and prospects.”

Reductions in our quarterly cash dividend and corresponding reductions in distributions by Newmark Holdings to its partners may reduce the value of our common stock and the attractiveness of our equity-based compensation and limit the ability of our partners to repay employee loans.

Our Board has traditionally authorized a dividend policy which generally provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. On February 17, 2021, our Board declared a quarterly qualified cash dividend of $0.01 per share to Class A and Class B common stockholders of record as of March 10, 2021. Our Board took the step in the first quarter of 2020 of reducing the quarterly dividend to $0.01 per share in order to increase our financial flexibility as the real estate markets face difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. We cannot predict the duration of the current economic slowdown and its impact on our future quarterly dividend payments. In early 2021, our Board reviewed our capital deployment priorities, to focus in the near-term on share and unit repurchases and to invest in growth and margin expansion at attractive returns. We also intend to pay down our revolving credit facility. We plan to continue dividends and distributions at or near current levels through the balance of 2021 and prioritize our other capital allocation priorities. Investors seeking a high short-term dividend yield may find our Class A common stock less attractive than securities of issuers continuing to pay larger dividends.

Our ability to pay dividends is dependent upon our available cash on hand and funds received from distributions, loans or other payments from Newmark OpCo. Newmark OpCo intends to distribute to its limited partners, including us, on a pro rata and quarterly basis, cash in an amount that will be determined by Newmark Holdings, its general partner, of which we are the general partner. Newmark OpCo’s ability, and in turn our ability, to make such distributions will depend upon the continuing profitability and strategic and operating needs of our business. We may not pay the same dividend to our shares as the distribution paid by Newmark OpCo to its limited partners.

Additionally, beginning in the first quarter of 2020 and for the foreseeable future, Newmark Holdings has reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners are expected to at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax depends upon stockholders’ and partners’ domiciles and tax status. Current or potential partners may find our equity-based compensation structure less attractive as a result. Moreover, we have entered into various agreements with certain partners, whereby these partners receive loans that may be either wholly or in part repaid from distributions that the partners receive on some or all of their limited partner units or may be forgiven over a period of time. The reduction in Newmark Holdings distributions may adversely affect the ability of such partners to repay such loans. The inability of partners to repay the loans may require us to forgive a greater portion of such loans, increasing our compensation expense.

We believe that these actions reinforce the Company’s ability to maintain financial flexibility during the pandemic and emerge from the crisis with market share gains, but we cannot assure you that such steps will prevent a decline in our financial condition. Our Board of Directors has increased our stock and unit repurchase authorization to $400 million and we may also repurchase shares of our common stock or purchase Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers, other employees, partners and others, or cease to make such repurchases or purchases, from time to time. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in Newmark OpCo’s business. Accordingly, there can be no assurance that future dividends will be paid, that dividend amounts will be maintained or that repurchases or purchases will be made at current or future levels. See “Item 5-Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividend Policy.”

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

As of December 31, 2020, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2020, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of December 31, 2020 represented approximately 56.9% of our total voting power. In addition, Cantor has the right to exchange exchangeable partnership interests in Newmark Holdings into additional shares of Class A or Class B common stock, and pursuant to the exchange agreement, Cantor, CFGM and other Cantor affiliates entitled to hold Class B common stock under our certificate of incorporation have the right to exchange from time to time, on a one-to-one basis, subject to adjustment, shares of our Class A common stock now owned or subsequently acquired by such persons for shares of our Class B common stock, up to the number of shares of Class B common stock that are authorized but unissued under our certificate of incorporation. Cantor has pledged 5.0 million shares of Class B common stock held by it to Bank of America in connection with certain partner loans. We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock, absent the exercise of the pledge in the event of foreclosure.

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

RISKS RELATED TO OUR RELATIONSHIP WITH CANTOR AND ITS AFFILIATES

We are controlled by Cantor. Cantor’s interests may conflict with our interests and Cantor may exercise its control in a way that favors its respective interests to our detriment.

As of December 31, 2020, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2020, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of December 31, 2020 represented approximately 56.9% of our total voting power. Cantor and CFGM also own 24,251,264 exchangeable limited partnership units of Newmark Holdings. If Cantor and CFGM were to exchange such units into shares of our Class B common stock, Cantor would have approximately 73.9% of our total voting power as of December 31, 2020 (59.5% if Cantor were to exchange such units into shares of our Class A common stock). We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock.

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

Cantor’s and Mr. Lutnick’s ability to exercise control over us could create or appear to create potential conflicts of interest. Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:
•potential acquisitions and dispositions of businesses;
•the issuance, acquisition or disposition of securities by us;
•the election of new or additional directors to our Board of Directors;
•the payment of dividends by us (if any), distribution of profits by Newmark OpCo and/or Newmark Holdings and repurchases of shares of our Class A common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers, other employees, partners and others;
•any loans to or from us or Cantor;
•business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities;
•intellectual property matters;
•business combinations involving us; and
•the nature, quality and pricing of administrative services and transition services to be provided to or by BGC Partners or Cantor or their respective affiliates.

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

Cantor may compete with us for acquisitions or other business opportunities.

Cantor has existing real estate-related businesses, and Newmark and Cantor are partners in a real estate-related joint venture, Real Estate LP. In addition, from time to time, Cantor may sponsor SPACs or invest in other ventures which have a real estate focus. While these businesses do not currently compete with Newmark, it is possible that, in the future, real estate-related opportunities in which Newmark would be interested may also be pursued by Cantor and/or Real Estate LP, and Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. For example, Cantor’s commercial lending business has historically offered conduit loans to the multifamily market. While conduit loans have certain key differences versus multifamily agency loans, such as those offered by our real estate capital markets business, there can be no assurance that Cantor’s and/or Real Estate LP’s lending businesses will not seek to offer multifamily loans to our existing and potential multifamily customer base.

Moreover, the service of officers or partners of Cantor as our executive officers and directors, and those persons’ ownership interests in and payments from Cantor and its affiliates, SPACs and similar investments or other entities, could create conflicts of interest when we and those directors or executive officers are faced with decisions that could have different implications for us and them.

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

Mr. Lutnick has actual or potential conflicts of interest because of his positions with BGC Partners and/or Cantor or its other affiliates.

Mr. Lutnick serves as Chairman of the Board and Chief Executive Officer of BGC Partners and as Chairman and Chief Executive Officer of Cantor and holds offices at various other affiliates of Cantor. In addition, Mr. Lutnick owns BGC Partners common stock, other BGC Partners’ equity awards or partnership interests in BGC Holdings, or equity interests in Cantor or any of its other affiliates. These interests may be significant compared to his total assets. Although BGC Partners is no longer our parent following the Spin-Off, Cantor controls both us and BGC. Mr. Lutnick’s positions at BGC Partners and/or Cantor and the ownership of any such equity or the equity of any of Cantor’s other affiliates create, or may create the appearance of, conflicts of interest when he is faced with decisions that could have different implications for BGC Partners, Cantor or any of such other affiliates than the decisions have for us.

Agreements between us and BGC Partners and/or Cantor are between related parties, and the terms of these agreements may be less favorable to us than those that we could negotiate with third parties and may subject us to litigation.

Our relationship with BGC Partners and/or Cantor may result in agreements with BGC Partners and/or Cantor that are between related parties. For example, we provide to and receive from Cantor and its affiliates various administrative services and transition services. As a result, the prices charged to us or by us for services provided under any agreements with BGC Partners and Cantor may be higher or lower than prices that may be charged by third parties, and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties. Any future material related-party transaction or arrangement between us and BGC Partners and/or Cantor is subject to the prior approval by our audit committee, but generally does not require the separate approval of our stockholders, and if such stockholder approval were required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of our other stockholders. These related-party relationships may also from time to time subject us to litigation.

We are controlled by Cantor. Cantor controls its wholly owned subsidiary, CF&Co, which may provide us with investment banking services. From time to time, in addition, Cantor, CF&Co and their affiliates may provide us with advice and services from time to time.

We are controlled by Cantor. Cantor, in turn, controls its wholly owned subsidiary, CF&Co. Cantor, CF&Co and their affiliates may provide investment banking services to us and our affiliates, including acting as our financial advisor in connection with business combinations, dispositions or other transactions, and placing or recommending to us various investments, stock loans or cash management vehicles. They would receive customary fees and commissions for these services in accordance with our investment banking engagement letter with CF&Co. They may also receive brokerage and market data and analytics products and services from us and our respective affiliates.

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

RISKS RELATED TO OWNERSHIP OF OUR CLASS A COMMON STOCK AND OUR STATUS AS A PUBLIC COMPANY

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

Because Cantor controls more than a majority of the total voting power of our common stock, we are a “controlled company” within the meaning of the NASDAQ Stock Market rules. Under these rules, a company of which more than 50% of the voting power is held by another person or group of persons acting together is a “controlled company” and may elect not to comply with certain stock exchange rules regarding corporate governance, including:
•the requirement that a majority of its Board of Directors consist of independent directors;
•the requirement that its director nominees be selected or recommended for the board’s selection by a majority of the board’s independent directors in a vote in which only independent directors participate or by a nominating committee comprised solely of independent directors, in either case, with a formal written charter or board resolutions, as applicable, addressing the nominations process and such related matters as may be required under the federal securities laws; and
•the requirement that its compensation committee be composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

Purchasers of our Class A common stock, as well as existing stockholders, may experience significant dilution as a result of sales of shares of our Class A common stock by us or by our partners and employees. Our management will have broad discretion as to the timing and amount of sales of our Class A common stock in any offering by us, as well as the application of the net proceeds of any such sales. In addition, sales of substantial amounts of our Class A common stock, or the perception that such sales could occur, may adversely affect prevailing market prices for our stock.

We may sell shares of our Class A common stock from time to time, including, without limitation, in connection with underwritten offerings, any “at-the-market” controlled equity offering program we may establish, or to our employees and partners. We may also facilitate other potential forms of employee share monetization including issuance of shares to employees and partners which may be sold through broker transactions. As a well-known seasoned issuer, we may file an automatic shelf registration statement and commence an offering immediately thereafter.

We have an effective registration statement on Form S-4 filed on May 20, 2019 (the “Acquisition Shelf Registration Statement”), with respect to the offer and sale of up to 20 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2020, we have issued an aggregate of 626,500 shares of our Class A common stock under the Acquisition Shelf Registration Statement.. We have filed registration statements on Form S-8 pursuant to which we have registered the shares underlying the Newmark Group Long Term Incentive Plan. As of December 31, 2020, there were 31.0 million shares remaining for sale under such registration statements.

The prices at which shares may be sold in any offering of our Class A common stock will vary, and these variations may be significant. Purchasers of these shares may suffer significant dilution if the price they pay is higher than the price paid by other purchasers of shares of our Class A common stock in any offerings of shares of our Class A common stock.

Our management will have broad discretion as to the timing and amount of sales of our Class A common stock in any offering by us, as well as the application of the net proceeds of any such sales. Accordingly, purchasers in any such offering will be relying on the judgment of our management with regard to the use of such net proceeds, and purchasers will not have the opportunity, as part of their investment decision, to assess whether the proceeds are being used appropriately. It is possible that the proceeds will be invested in a way that does not yield a favorable, or any, return for us and cause the price of our Class A common stock to decline.

We cannot predict the effect, if any, of future sales of our Class A common stock, or the availability of shares for future sales, on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock, or the perception that such sales could occur, could dilute existing holders of our Class A common stock and may adversely affect prevailing market prices for our Class A common stock.

In addition, the sale by us of any shares of our Class A common stock may decrease our existing Class A common stockholders’ proportionate ownership interest in us, reduce the amount of cash available per share for dividends payable on shares of our Class A common stock and diminish the relative voting strength of each previously outstanding share of our Class A common stock.

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

We operate out of more than 145 offices. In addition, we have licensed our name to 12 commercial real estate providers that operate out of 18 offices in certain locations throughout the Americas where we do not have our own offices. Our partner, Knight Frank, operates out of over 500 offices. We believe our facilities are sufficient for our current needs.

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

As of February 24, 2021, there were 625 holders of record of our Class A common stock and two holders of record of our Class B common stock.

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

In early 2021, our Board reviewed our capital deployment priorities. Our near-term capital allocation priorities are to return capital to stockholders through share and unit repurchases and to invest in growth and margin expansion at attractive returns. We also intend to pay down our revolving credit facility. After a review of these priorities, Newmark's Board of Directors increased our repurchase authorization to $400 million.

Traditionally, our dividend policy provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share. Beginning in the first quarter of 2020, and for all of the quarterly periods in 2020, the Board reduced the quarterly dividend to $0.01 per share out of an abundance of caution in order to strengthen the Company’s balance sheet as the real estate markets face difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. Additionally, during 2020, Newmark Holdings reduced its distributions to or on behalf of its partners. We plan to continue dividends and distributions at or near current levels through the balance of 2021 and prioritize our other capital allocation priorities. Newmark believes that these steps will allow the Company to maintain its financial strength.

Any dividends, if and when declared by our Board, will be paid on a quarterly basis. The dividend to our common stockholders is expected to be calculated based on post-tax Adjusted Earnings allocated to us and generated over the fiscal quarter ending prior to the record date for the dividend. No assurance can be made, however, that a dividend will be paid each quarter. The declaration, payment, timing, and amount of any future dividends payable by us will be at the sole discretion of our Board. With respect to any distributions which are declared, amounts paid to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status.

We are a holding company, with no direct operations, and therefore we are able to pay dividends only from our available cash on hand and funds received from distributions from Newmark OpCo. Our ability to pay dividends may also be limited by regulatory considerations as well as by covenants contained in financing or other agreements. In addition, under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our capital (as defined under Delaware law), or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Accordingly, any unanticipated accounting, tax, regulatory or other charges against net income may adversely affect our ability to declare and pay dividends. While we intend to declare and pay dividends quarterly, there can be no assurance that our Board will declare dividends at all or on a regular basis or that the amount of our dividends will not change.

Stock and Unit Repurchase and Redemption Program and 2020 Activity

On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark Class A common stock and purchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $200 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the year ended December 31, 2020, Newmark repurchased 930,226 shares of Class A common stock at an average price of $7.33. As of December 31, 2020, Newmark had $150.6 million remaining from its share repurchase and unit purchase authorization.

The following table details our share repurchase activity during the fourth quarter of 2020, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced repurchase program and the approximate value that may yet be purchased under such program as of December 31, 2020:

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases/Purchases
October 1, 2020 - October 31, 2020	—	—	—	—
November 1, 2020 - November 30, 2020	—	—	—	—
December 1, 2020 - December 31, 2020	930,226	$7.33	930,226	—
October 1, 2020-December 31, 2020	930,226	$7.33	930,226	150,596

Subsequently, on February 17, 2021, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark Class A common stock and purchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $400 million increasing the amount available under the program.

Performance Graph

The performance graph below shows a comparison of the cumulative total stockholder return, on a net dividend reinvestment basis, of $100 invested on December 15, 2017, measured on December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019, June 30, 2019, September 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020, September 30, 2020 and December 31, 2020. The Peer Group consists of CBRE Group, Inc., Colliers International Group Inc., Cushman & Wakefield plc, Jones Lang LaSalle Incorporated, and Savills plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. Total returns are shown on a “net dividend” basis, which reflects tax effects on dividend reinvestments from companies operating under certain U.K. and European tax jurisdictions, according to local tax laws. Since the date of the chart below, our stock price has improved, with a closing price on February 25, 2021 of $10.63.

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

The amount of certain quarterly equity-based compensation charges is based upon the Company’s estimate of such expected charges during the annual period, as described further below under “Methodology for Calculating Adjusted Earnings Taxes”.

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

Certain Other Compensation-Related Items under Adjusted Earnings and Adjusted EBITDA

Newmark also excludes various other GAAP items that management views as not reflective of the Company’s underlying performance for the given period from its calculation of Adjusted Earnings and Adjusted EBITDA. These may include compensation-related items with respect to cost-saving initiatives, such as severance charges incurred in connection with headcount reductions as part of broad restructuring and/or cost saving plans. Beginning in the first quarter of 2021, the Company also excludes compensation charges related to non-cash GAAP gains attributable to originated mortgage servicing rights (which Newmark refers to as “OMSRs”) because these gains are also excluded from Adjusted Earnings and Adjusted EBITDA. Newmark has recast its historical results to be consistent with this new presentation on its investor relations website at ir.nmrk.com and in the comparative periods presented in the Company’s most recent financial results release.

Calculation of Non-Compensation Expense Adjustments for Adjusted Earnings

Newmark’s calculation of pre-tax Adjusted Earnings excludes non-cash GAAP charges related to the following:
•Amortization of intangibles with respect to acquisitions.
•Amortization of mortgage servicing rights (which Newmark refers to as “MSRs”). Under GAAP, the Company recognizes OMSRs equal to the fair value of servicing rights retained on mortgage loans originated and sold. Subsequent to the initial recognition at fair value, MSRs are carried at the lower of amortized cost or fair value and amortized in proportion to the net servicing revenue expected to be earned. However, it is expected that any cash received with respect to these servicing rights, net of associated expenses, will increase Adjusted Earnings and Adjusted EBITDA in future periods.
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

Non-Cash Adjustment Related to Originated Mortgage Servicing Rights for Adjusted Earnings

Newmark’s calculation of pre-tax Adjusted Earnings excludes non-cash GAAP gains attributable to originated mortgage servicing rights (which Newmark refers to as “OMSRs”). As previously disclosed, beginning in the fourth quarter of 2020, OMSRs are no longer included in non-compensation adjustments for Adjusted Earnings but instead shown as a separate line item in the Company’s “Reconciliation of GAAP Net Income Available to Common Stockholders to Adjusted Earnings Before Noncontrolling Interests and Taxes and GAAP Fully Diluted EPS to Post-Tax Adjusted EPS”. This new presentation has no impact on previously reported Adjusted Earnings. Newmark has recast its historical presentation of OMSRs in the reconciliation of GAAP Net Income to Adjusted Earnings consistent with this new presentation on its investor relations website at ir.nmrk.com and in the comparative periods presented in the Company’s most recent financial results release.

Calculation of Other (income) losses for Adjusted Earnings

Adjusted Earnings calculations also exclude certain other non-cash, non-dilutive, and/or non-economic items, which may, in some periods, include:
•Unusual, one-time, non-ordinary or non-recurring gains or losses;
•Non-cash GAAP asset impairment charges;
•The impact of any unrealized non-cash mark-to-market gains or losses on “Other income (loss)” related to the variable share forward agreements with respect to Newmark’s expected receipt of the Nasdaq payments in 2021 and 2022 and the recently settled 2020 Nasdaq payment (the “Nasdaq Forwards”); and/or
•Mark-to-market adjustments for non-marketable investments;
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

The Company calculates its tax provision for post-tax Adjusted Earnings using an annual estimate similar to how it accounts for its income tax provision under GAAP. To calculate the quarterly tax provision under GAAP, Newmark estimates its full fiscal year GAAP income before noncontrolling interests and taxes and the expected inclusions and deductions for income tax purposes, including expected equity-based compensation during the annual period. The resulting annualized tax rate is applied to Newmark's quarterly GAAP income before income taxes and noncontrolling interests. At the end of the annual period, the Company updates its estimate to reflect the actual tax amounts owed for the period.

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

The declaration, payment, timing and amount of any future dividends payable by the Company will be at the discretion of its Board of Directors using the fully diluted share count. In addition, the non-cash preferred dividends are excluded from Adjusted Earnings per share as Newmark expects to redeem the related exchangeable preferred limited partnership units (“EPUs”) with Nasdaq shares. For more information on any share count adjustments, see the table in the Company’s most recent financial results release titled “Fully Diluted Weighted-Average Share Count for GAAP and Adjusted Earnings.”

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

For more information regarding Adjusted Earnings, see the sections of the Company’s most recent financial results press release titled “Reconciliation of GAAP Income to Adjusted Earnings and GAAP Fully Diluted EPS to Post-tax Adjusted EPS”, including the related footnotes, for details about how Newmark’s non-GAAP results are reconciled to those under GAAP.

Adjusted EBITDA Defined
Newmark also provides an additional non-GAAP financial performance measure, “Adjusted EBITDA”, which it defines as GAAP “Net income (loss) available to common stockholders”, adjusted for the following items:
•Net income (loss) attributable to noncontrolling interest;
•Provision (benefit) for income taxes;
•OMSR revenue;
•MSR amortization;
•Other depreciation and amortization;
•Equity-based compensation and allocations of net income to limited partnership units and FPUs;
•Various other GAAP items that management views as not reflective of the Company’s underlying performance for the given period, including charges incurred as part of broad restructuring and/or cost savings plans. Such GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives, as well as non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions. The Company also excludes compensation charges related to OMSRs because these non-cash gains are also excluded from Adjusted EBITDA.
•Other non-cash, non-dilutive, and/or non-economic items, which may, in certain periods, include the impact of any unrealized non-cash mark-to-market gains or losses on “other income (loss)” related to the variable share forward agreements with respect to Newmark’s expected receipt of the Nasdaq payments in 2021 and 2022 and the recently settled 2020 Nasdaq payment (the “Nasdaq Forwards”), as well as mark-to-market adjustments for non-marketable investments; and
•Interest expense.

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

For more information regarding Adjusted EBITDA, see the section of the Company’s most recent financial results press release titled “Reconciliation of GAAP Income to Adjusted EBITDA”, including the related footnotes, for details about how Newmark’s non-GAAP results are reconciled to those under GAAP EPS.

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
•Certain equity-based compensation charges that may be determined at the discretion of management throughout and up to the period-end;
•Unusual, one-time, non-ordinary, or non-recurring items;
•The impact of gains or losses on certain marketable securities, as well as any gains or losses related to associated mark-to- market movements and/or hedging including with respect to the Nasdaq Forwards. These items are calculated using period-end closing prices;
•Non-cash asset impairment charges, which are calculated and analyzed based on the period-end values of the underlying assets. These amounts may not be known until after period-end;
•Acquisitions, dispositions and/or resolutions of litigation, which are fluid and unpredictable in nature.

Liquidity Defined
Newmark may also use a non-GAAP measure called “liquidity.” The Company considers liquidity to be comprised of the sum of cash and cash equivalents, marketable securities, and reverse repurchase agreements (if any), less securities lent out in securities loaned transactions and repurchase agreements. The Company considers liquidity to be an important metric for determining the amount of cash that is available or that could be readily available to the Company on short notice.

For more information regarding liquidity, see the section of the Company’s most recent financial results press release titled “Liquidity Analysis”, including any related footnotes, for details about how Newmark’s non-GAAP results are reconciled to those under GAAP.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected combined and consolidated financial data for the last five years ended December 31, 2020. This selected consolidated financial data should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the accompanying Notes thereto included elsewhere in this Annual Report on Form 10-K. Certain reclassifications have been made to prior period amounts to conform to the current period's presentation. Amounts in thousands, except per share data.

	Year Ended December 31,
	2020	2019	2018	2017(1)	2016(1)
Revenues:
Commissions	$967,948	$1,396,035	$1,286,339	$1,014,716	$849,419
Gain from mortgage banking activities, net	310,914	198,085	182,264	206,000	193,387
Management services, servicing fees and other	626,136	624,012	578,976	375,734	307,177
Total revenues	1,904,998	2,218,132	2,047,579	1,596,450	1,349,983
Expenses:
Compensation and employee benefits	1,147,360	1,275,988	1,161,985	987,701	849,975
Equity-based compensation and allocations of net income to limited partnership units and FPUs	130,759	258,836	224,644	147,139	72,318
Total compensation and employee benefits	1,278,119	1,534,824	1,386,629	1,134,840	922,293
Operating, administrative and other	294,405	361,857	331,758	219,163	185,343
Fees to related parties	22,573	25,025	26,162	20,771	18,010
Depreciation and amortization	141,193	131,144	97,733	95,815	72,197
Total operating expenses	1,736,290	2,052,850	1,842,282	1,470,589	1,197,843
Other income (loss), net	15,290	80,954	127,293	73,927	15,279
Income (loss) from operations	183,998	246,236	332,590	199,788	167,419
Interest (expense) income, net	(37,728)	(32,088)	(50,205)	2,786	3,786
Income (loss) before income taxes and noncontrolling interests	146,270	214,148	282,385	202,574	171,205
Provision (benefit) for income taxes	36,993	52,436	90,487	57,478	3,993
Consolidated net income (loss)	109,277	161,712	191,898	145,096	167,212
Less: Net income (loss) attributable to noncontrolling interests	29,217	44,407	85,166	604	(1,189)
Net income (loss) to common stockholders	$80,060	$117,305	$106,732	$144,492	$168,401
Per share data:
Basic earnings (loss) per share	$0.39	$0.59	$0.65	$1.08	N/A
Fully diluted earnings per share	$0.39	$0.58	$0.64	$0.85	N/A
Basic weighted-average shares of common stock outstanding	179,106	177,774	157,256	133,413	N/A
Fully diluted weighted-average shares of common stock outstanding	179,690	185,016	163,810	138,398	N/A
Dividends declared per share of common stock	$0.13	$0.40	$0.36	N/A	N/A
Dividends declared and paid per share of common stock	$0.13	$0.39	$0.27	N/A	N/A
Cash and cash equivalents	$191,448	$163,564	$122,475	$121,027	$66,627
Total assets	$3,982,450	$3,201,599	$3,454,157	$2,273,007	$2,534,688
Long-term debt	$680,385	$589,294	$537,926	$670,710	$—
Notes payable to related parties	$—	$—	$—	$412,500	$690,000
Total liabilities	$3,041,258	$2,239,457	$2,371,189	$2,029,593	$1,550,905
Total stockholders’ equity	$921,147	$940,625	$1,056,798	$222,318	$983,783

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Newmark’s financial condition and results of operations should be read together with Newmark’s accompanying consolidated financial statements and related notes, as well as the caution “Special Note Regarding Forward-Looking Information” relating to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included in this report. When used herein, the terms “Newmark,” the “Company,” “we,” “us,” and “our” refer to Newmark and its consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2020, 2019 and 2018. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying consolidated financial statements and the notes thereto included elsewhere in this report.

Forward-Looking Cautionary Statements

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, including any successive waves or variants of the virus, or the emergence of another pandemic, and governmental measures taken in response thereto, such as the extent and duration of the impact on public health, including complications in the implementation of vaccination programs, public acceptance of the vaccine, the impact on the economy, the commercial real estate services industry and the global financial markets, and consumer and corporate clients and customers, including the effect on demand for commercial real estate including office space, levels of new lease activity and renewals, frequency of loan defaults and forbearance, and fluctuations in the mortgage-backed securities market;
•challenges relating to our repositioning of certain aspects of our business to adapt to and better address the needs of our clients in the future as a result of the acceleration of pre-existing long-term social and economic trends, or emergence of new trends resulting from the COVID-19 pandemic and governmental measures taken in response thereto, including changes in the mix of demand for commercial real estate space, including decreased demand for urban office and retail space generally, which may be offset in whole or in part by increased demand for suburban office, data storage, fulfillment, and distribution centers and life sciences facilities, that could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services, including the time and expense related to such repositioning, as well as risks related to our entry into new geographic markets or lines of business;
•the impact of the coronavirus (COVID-19) pandemic, including any successive waves or variants of the virus, on our operations, including the continued ability of our executives, employees, clients and third-party service providers to perform their functions at normal levels, as well as the cybersecurity risks of remote working, and our ability to continue providing on-site commercial property management services;
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
•uncertainties related to the bankruptcy of Knotel, Inc. ("Knotel") and our proposed acquisition of certain assets thereof in the bankruptcy proceedings, including that we may not be able to complete such proposed acquisition or realize the expected benefits therefrom, the potential for the expenditure of substantial expense and diversion of management’s attention and resources, and the potential, if such proposed acquisition is not completed, that the bankruptcy may adversely affect our ability to be paid in full on the debt that we own in Knotel;
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
•the impact on our stock price from the reduction of our dividend and potential future changes in our dividend policy and in Newmark Holdings distributions to partners and the related impact of such reductions, as well as the effect of layoffs, furloughs, salary cuts, and expected lower commissions or bonuses on the repayment of partner loans;
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
•the impact of any restructuring or similar transaction on our business and financial results in current or future periods, including with respect to any assumed liabilities or indemnification obligations with respect to such transactions, the integration of any completed acquisitions and the use of proceeds of any completed dispositions;
•the integration of acquired businesses with our business;
•the timing of receipt by us of the remaining Nasdaq shares that we expect to receive, including tax considerations and regulatory restrictions on our ability to receive, hold, pledge, hedge or sell the Nasdaq shares;
•the rebranding which was announced in October 2020 of our current businesses from “Newmark Knight Frank” to “Newmark” or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;
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
•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets, and related government stimulus packages, government ”shelter-in- place” orders and other restrictions on business and commercial activity and timing of reopening of local, national, and world economies, uncertainty regarding the nature, timing and consequences of the United Kingdom (“U.K.”)’s exit from the European Union (“EU”) following the withdrawal process, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S. - China trade relations), political and civil unrest in the U.S., including demonstrations, riots, rising tensions with law enforcement, the impact of the recent U.S. Presidential and Congressional elections, response to governmental mandates and other restrictions related to COVID-19 in the U.S. or abroad, risks of illness of the U.S. President and other governmental officials, political and labor unrest in France, Hong Kong, China and other jurisdictions, conflict in the Middle East, the impact of U.S. government shutdowns or impasses, the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents, including COVID-19;
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
•our dependence upon our key employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC and various other ventures and investments sponsored by Cantor;
•the effect on our business of changes in interest rates, changes in benchmarks, including the phase out of the London Interbank Offering Rate (“LIBOR”) and the transition to alternative benchmarks, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, including those related to COVID-19, increases or decreases in deficits and the impact of increased government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;
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
•certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage, reduced availability under our Credit Facility resulting from recent borrowings, and the need for short or long-term borrowings, including from Cantor, the ability of Newmark to refinance its indebtedness, including in the credit markets weakened by the impact of COVID-19 and our ability to satisfy eligibility criteria for government-sponsored loan programs and changes to interest rates and market liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support ongoing business needs on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;
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
•the impact of layoffs, furloughs, near- or off-shoring or compensation reductions on our business, including on our ability to hire and retain personnel, including brokerage professionals, salespeople, managers, and other professionals;
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
•the impact of our recent significant reductions to our dividends and distributions and the timing and amounts of any future dividends or distributions and our increased stock and unit repurchase authorization, including our ability to meet expectations with respect to payment of dividends and repurchases of common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in subsidiaries, including Newmark OpCo, including from Cantor or our executive officers, other employees, partners and others and the effect on the market for and trading price of our Class A common stock as a result of any such transactions;
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
•the effect of any potential conversion of BGC’s partnership into a corporation on Newmark, including but not limited to, impacts on Newmark’s employees holding BGC Holdings units and on our financial statements; and
•other factors, including those that are discussed under “Risk Factors,” to the extent applicable.

The foregoing risks and uncertainties, as well as those risks and uncertainties discussed under the headings “Item 1A-Risk Factors,” and “Item 7A-Quantitative and Qualitative Disclosures About Market Risk” and elsewhere in this Form 10-K, may cause actual results and events to differ materially from the forward-looking statements..

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

Our growth to date has been focused in North America. As of December 31, 2020, we had nearly 5,800 employees, including more than 1,800 revenue-generating producers in over 145 offices in more than 117 cities. In addition, Newmark has licensed its name to 12 commercial real estate providers that operate out of 18 offices in certain locations where Newmark does not have its own offices.

The discussion of our financial results reflects only the business owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the Newmark name in their branding or marketing.

We are a leading capital markets business in the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of $68.6 billion as of December 31, 2020 (of which 3.4% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans.

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

As the COVID-19 pandemic unfolded globally, we moved quickly to protect our employees and implemented a work from home policy, all nonessential business travel was banned and corporate events were deferred or canceled. In 2020 the US economy saw a sharp contraction, which triggered a dramatic decline in our certain of our businesses. There continues to be a significant amount of uncertainty around COVID-19 and the measures taken by the federal and state governments in response to this pandemic. Here is a summary of the impact of COVID-19 on our various businesses:
•U.S. industry leasing and capital markets volumes fell significantly, year to date, due to the impact of COVID-19, which caused widespread disruptions in economic activity and elevated uncertainty for commercial real estate valuations and the outlook for the global economy. While clients continue to defer decisions on long-term lease renewals and expansions when possible, driving significantly lower near-term volumes, clients in certain industries such as industrial, life sciences, e-commerce and technology continue to be active. Capital market activities are improving in certain asset types, including multi-family and industrial, and as a result, while capital markets was down for the year, our capital markets business was up 15.3% in the fourth quarter of 2020. We expect our U.S. capital markets volumes to improve based on elevated multifamily, life sciences and industrial activity. We anticipate leasing activity will remain challenged until there is greater clarity around the return to the office, but we believe demand will accelerate as the pandemic subsides.
•The GSEs financed approximately 70 percent of all multifamily originations in 2008 and 2009, according to the Urban Institute, largely because alternative sources of financing pulled back significantly. Therefore, we expect the overall GSE market to perform well in times of overall market stress as demonstrated in 2020. We expect volumes to remain strong in 2021.
•COVID-19 has created new opportunities in our management and consulting businesses, which continued to performed well during the fourth quarter as our clients turned to Newmark for advice on their real estate portfolios, including new environmental safety requirements, managing costs associated with implementing these new standards as well as assessing facility and employee readiness as companies plan their return to offices in the wake of the pandemic. In addition, consulting fee revenues from tenant restructuring and portfolio optimization are expected to continue in the near-term. We recently hired a head of global corporate services to expand this critical offerings for occupiers as they formulate their post pandemic real estate plans.

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
•Newmark provides paid leave in accordance with its policies and applicable COVID-19-related laws and regulations; and
•Newmark's executive officers volunteered to reduce their annual base salaries by 50% for Messrs, Lutnick and Gosin and 15% by Messrs, Merkel and Rispoli and Newmark's independent directors volunteered to forego 15% of their annual cash retainer, effective from April 27, 2020 through December 31, 2020.

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

Impact of COVID-19 on the Company's Results
    The severe economic impact of COVID-19 on leasing and capital markets volumes is reflected in our results. Our revenues declined $313.1 million, or 14.1%, during the year ended December 31, 2020 compared to the earlier year. The decline in revenues was principally as a result of lower industry-wide leasing and capital markets volumes due to the COVID-19 pandemic. For the year ended December 31, 2020, our leasing revenues declined $340.9 million, or 39.9%, and our capital markets revenues declined $87.1 million, or 16.1%, respectively, compared to the prior annual year. Despite the challenging market conditions, we saw improvement in capital markets activity in the fourth quarter due to the significant amount of capital available to invest in real estate and the continued low interest rate environment.

The significant annual decline in leasing and capital market revenues were partially offset by an increase in revenues generated from GSE mortgage originations. For the year ended December 31, 2020, gains from GSE mortgage originations increased $112.8 million, or 57.0%, compared to the earlier year. We expect the overall GSE market to perform well in times of market stress.

Our management services, serving fees and other revenues decreased by $2.1 million, or 0.3%, for the year ended December 31, 2020 compared to the earlier year.

A significant component of our operating expenses relates to commissions earned by our producers, which move in tandem with revenues. Additionally, we have taken actions to reduce our operating and support costs in 2020 and remain focused on achieving permanent reductions in our expense base through technology and process improvements. Our total operating expenses were lower by $316.6 million, or 15.4%, for the year ended December 31, 2020 compared to the earlier year. Included in operating expenses in the year ended December 31, 2020 was $16.3 million of charges primarily related to our CECL reserve on our financial guarantee liability provided to Fannie Mae under the DUS Program and $22.6 million of charges related to our cost savings initiatives. These charges were a direct result of the adverse changes in the macroeconomic conditions caused by COVID-19.

The Company’s 2020 pre-tax earnings were reduced by $84.2 million due to non-cash mark-to-market losses primarily related to the write-off of the Company’s $50 million equity investment in Knotel, Inc. (“Knotel”), a flexible workspace provider. Newmark recently acquired all of the first and second lien debt of Knotel. On January 31, 2021, Newmark agreed to provide approximately $20 million of debtor-in-possession financing to Knotel to acquire the business as part of Knotel’s Chapter 11 sales process, subject to approval of the U.S. Bankruptcy Court.

Net income/(loss) available to common stockholders declined $37.2 million, or 31.8%, during the year ended December 31, 2020. The decline in net income available to common stockholders was directly related to a significant decline in our revenues as a result of the COVID-19 pandemic and other factors described above.

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
•Severance charges incurred in connection with headcount reductions as part of cost savings initiatives;
•Restructuring and other expenses incurred in connection with refocusing parts of our business to meet changing demands;
•Non-compensation-related charges incurred as part of cost savings initiatives. Such GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost saving initiatives;
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

In response to the impact of the COVID-19 pandemic, we took actions to reduce expenses for support and operations functions.

Separation and Distribution
On December 13, 2017, BGC, BGC Holdings L.P. (“BGC Holdings”), BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. entered into a Separation and Distribution Agreement (as amended on November 8, 2018 and amended and restated on November 23, 2018, the “Separation and Distribution Agreement”) governing the separation and pro-rata distribution.

See Note 22 — “Long-Term Debt” and Note 27 — “Related Party Transactions” to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

Debt Credit Agreements
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.94% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. Newmark used the net proceeds to repay the remaining balance of the Converted Term Loan of $133.9 million, the balance of the Intercompany Credit Agreement of $130.5 million, and a portion of the 2019 Promissory Note (as defined below). The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. As of December 31, 2020 and 2019, the carrying amount of the 6.125% Senior Notes was $542.8 million and $540.4 million, respectively.

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

On March 16, 2020, Newmark entered into a second amendment to the Credit Agreement (the “Second Amended Credit Agreement”), increasing the size of the Credit Facility to $465.0 million. The interest rate on the Amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch. As of December 31, 2020 and 2019, the carrying amount of the Credit Facility was $137.6 million and $48.9 million, respectively.

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

As of December 31, 2020, the Company had $50.0 million remaining from its debt repurchase authorization.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the CARES Act. The sublimit is now included within the Company’s existing $450 million warehouse facility due June 16, 2021. The advance line will provide 100% of the principal and interest advance payment at a rate of 1-month LIBOR plus 2.00% and will be collateralized by Fannie Mae's commitment to repay advances. Newmark has four Fannie Mae loans that were delinquent, with $0.1 million of advances outstanding as of December 31, 2020.

On November 30, 2018, Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of December 31, 2020, the Company did not have an outstanding balance under this facility.

Credit Ratings
    Newmark has a stand-alone BBB+ stable credit rating from JCRA, BBB- stable credit ratings from Fitch Ratings, Inc. and Kroll Bond Rating Agency and a BB+ negative credit rating from Standard & Poor’s.

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

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata (the “BGC Holdings Distribution”) all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of December 31, 2020, the exchange ratio was 0.9379 shares of Newmark common stock per Newmark Holdings unit.

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

Nasdaq Monetization Transactions
On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq. The total consideration received in the transaction included $750.0 million in cash paid upon closing and an Earn-out of up to 14,883,705 shares of Nasdaq shares to be paid ratably over 15 years (subject to acceleration and present value discount as discussed below), provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. Nasdaq generated gross revenues of approximately $5.6 billion in 2020. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. See Note 7 — “Marketable Securities” to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. Fixed income business to Tradeweb, the closing of which will accelerate Newmark's receipt of the Nasdaq shares, subject to an agreed upon present value discount (pursuant to the discounting adjustment provisions set forth in the original purchase agreement). The exact number of Nasdaq shares to be issued to Newmark in this accelerated issuance will depend on the closing date of the transaction. Upon the closing of the Nasdaq transaction, the Company's 2021 and 2022 Nasdaq Forwards are expected to accelerate and settle. Net of the Nasdaq Forward settlement, Newmark estimates it will receive approximately 5.0 million shares of Nasdaq stock, worth approximately $723.5 million, based on the closing price of Nasdaq shares on February 17, 2021.

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

The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2020 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock is subject to the SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on our accompanying consolidated balance sheets and consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through “Retained earnings” on our accompanying consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the special purpose vehicle (the “SPV”) that is a consolidated subsidiary of Newmark entered into variable postpaid forward contracts with RBC (together, the “Nasdaq Forwards”). The SPV is an indirect subsidiary of Newmark whose sole assets are the Nasdaq Earn-outs for 2019 through 2022. The Nasdaq Forwards provide the SPV the option to settle using up to 992,247 Nasdaq shares, to be received by the SPV pursuant to the Nasdaq Earn-out (see Note 7 — “Marketable Securities” to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K), or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022 (subject to acceleration due to Nasdaq's transaction with Tradeweb).

Upon the closing of Nasdaq's transaction with Tradeweb, Newmark's 2021 and 2022 Nasdaq Forwards may be accelerated and settled at Newmark's or RBC's option. Actual amounts will depend on the timing of the closing and Nasdaq's stock price at the time. Nasdaq has stated that the closing is subject to satisfaction of customary closing conditions, including the receipt of regulatory approvals. Newmark can provide no assurance as to when or if the closing will occur.

In September 2020, the SPV notified RBC of its decision to settle the second Nasdaq Forward using the Nasdaq shares the SPV received in November 2020 in exchange for the second tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq Earn-out shares. The fair value of the Nasdaq shares that Newmark received was $121.9 million. On November 30, 2020, Newmark settled the second Nasdaq Forward with 741,505 Nasdaq shares, with a fair value of $93.5 million and Newmark retained 250,742 Nasdaq shares.

In September 2019, the SPV notified RBC of its decision to settle the first Nasdaq Forward using the Nasdaq shares the SPV received in November 2019 in exchange for the first tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq Earn-out shares. The fair value of the Nasdaq shares that Newmark received was $98.6 million. On December 2, 2019, Newmark settled the first Nasdaq Forward with 898,685 Nasdaq shares, with a fair value of $93.5 million and Newmark retained 93,562 Nasdaq shares. These remaining Nasdaq shares were sold during the three months ended March 31, 2020.

Certain Other Related Party Transactions
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

Sublease to BGC
In May 2020 RKF Retail Holdings LLC, a subsidiary of the Company, entered into a one-year sublease to BGC U.S. OpCo of approximately 21,000 rentable square feet of excess space in New York City. Under the terms of the sublease, BGC U.S. OpCo will pay a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In connection with this agreement, the Company received $0.8 million from BGC for the year ended December 31, 2020.

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

Arrangement with View, Inc.
On November 30, 2020, we entered into an arrangement to assist View, Inc. (“View”) in the sale of its products and services to real estate clients in exchange for commissions. View, Inc. is a Silicon Valley-based producer of high-efficiency dynamic glass that controls light, heat, and glare, providing unobstructed views and privacy using a low voltage control system. In connection with the arrangement, View also agreed to engage us as its exclusive provider of real estate services for a period of at least five years. While View is not under common control with us, it was, at the time that the agreement was executed, the target of a merger with CF Finance Acquisition Corp. II, a special purpose acquisition company sponsored by Cantor.

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

Our GSE origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency (the “FHFA”). On November 17, 2020, the FHFA announced that the 2021 multifamily loan purchase caps for Fannie Mae and Freddie Mac will be $70 billion for each GSE. The cap structure allows the GSEs to offer a combined total of at least $140 billion in lending support to the multifamily market in 2021. At least 50% of the GSE multifamily loans are required to be used for affordable and workforce housing. The 2021 caps compare to $200 billion combined for the five-quarter period from the fourth quarter of 2019 to the fourth quarter of 2020.

Economic Outlook in the United States
COVID-19 adversely affected the economic outlook in 2020, and the scope and duration of its impact on the U.S. and global economy remain highly uncertain and cannot be predicted. The U.S. economy contracted by 3.5% in 2020, the worst performance since 1946. The consensus is for U.S. gross domestic product to expand by 4.3% in 2021, 3.0% in 2022 and 2.4% in 2023, according to a recent Wall Street Journal survey of economists. This muted pace of growth expected during the next few years should help keep interest rates and inflation low by historical standards.

According to a preliminary report from the Bureau of Labor Statistics, the monthly average of payroll jobs declined by approximately 0.8 million on a net basis during 2020. The unemployment rate increased to 6.7% in December 2020 from 3.6% in December 2019.

The ten-year Treasury yield declined by approximately 99 basis points to 0.93% as of December 31, 2020 versus the year-earlier date. Ten-year Treasury yields have remained well below their 50-year average of approximately 6.19% due to market expectations that the Federal Open Market Committee (“FOMC”) will maintain a near-zero federal funds rate over the next several years in addition to muted inflation expectations. On January 27, 2021, the FOMC Committee decided to maintain the target range for the federal funds rate at 0 to 0.25%. The Committee expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and until inflation has risen to 2% and is on track to moderately exceed 2% for some time.

Market Statistics
COVID-19 adversely affected U.S. commercial real estate transaction volumes in 2020, and its impact on U.S. and international commercial real estate and the overall commercial mortgage market are highly uncertain and cannot be predicted. According to Real Capital Analytics (“RCA”), prices for commercial real estate were up by 7.3% for the year ended December 31, 2020, despite lower volumes. These price increases were driven by concentrated activity in certain market segments such as multifamily and industrial, and resulted in price increases in those sectors. In 2020, overall U.S. commercial real estate notional sales volumes decreased by 34%, according to RCA. In comparison, our investment sales volumes decreased 5% in 2020.

According to a November 2020 Mortgage Bankers Association (“MBA”) forecast, originations of commercial/multifamily loans of all types are projected to decrease approximately 34% in 2020 and increase 41% in 2021. Our total debt volumes were down 23% to $24 billion in 2020.

Newmark’s loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volumes increased by 7% in 2020. In comparison, Newmark’s combined notional volumes across GSE and FHA multifamily loan originations increased by 14% year-over-year. The GSE multifamily agency volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by Newmark and its competitors by 30 to 45 days.

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

Fees are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. In capital markets, fees are earned and recognized when the sale of a property closes, and title passes from seller to buyer for investment sales and when debt or equity is funded to a vehicle for debt and equity transactions. Gains from mortgage banking activities/originations, net are recognized when a derivative asset is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Gains from mortgage banking activities/originations, net are recognized net of related fees and commissions to affiliates or third-party brokers. For loans we broker, revenues are recognized when the loan is closed. Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow accounting principles generally accepted in the U.S., or “U.S. GAAP”, which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for Leasing and Capital Markets transactions. See Note 3 — “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed discussion.

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

We pay fees to Cantor for performing certain administrative and other support, including charges for occupancy of office space, utilization of fixed assets and accounting, operations, human resources, legal services and technology infrastructure support. Management believes that these charges are a reasonable reflection of the utilization of services rendered. However, the expenses for these services are not necessarily indicative of the expenses that would have been incurred if we had not obtained these services from Cantor. In addition, these charges may not reflect the costs of services we may receive from Cantor in the future.

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

Provision for Income Taxes
We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (which we refer to as “UBT”) in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K) rather than the partnership entity. Our accompanying consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes.

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

See Note 3 — “Summary of Significant Accounting Policies” and Note 23 — “Financial Guarantee Liability" to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K, for further information.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$513,842	27.0%	$854,780	38.5%	$817,435	39.9%
Capital markets	454,106	23.8	541,255	24.4	468,904	22.9
Gains from mortgage banking activities/originations, net	310,914	16.3	198,085	8.9	182,264	8.9
Management services, servicing fees and other	626,136	32.9	624,012	28.1	578,976	28.3
Total revenues	1,904,998	100.0	2,218,132	100.0	2,047,579	100.0
Expenses:
Compensation and employee benefits	1,147,360	60.2	1,275,988	57.5	1,161,985	56.7
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	130,759	6.9	258,836	11.7	224,644	11.0
Total compensation and employee benefits	1,278,119	67.1	1,534,824	69.2	1,386,629	67.7
Operating, administrative and other	294,405	15.5	361,857	16.3	331,758	16.2
Fees to related parties	22,573	1.2	25,025	1.1	26,162	1.3
Depreciation and amortization	141,193	7.4	131,144	5.9	97,733	4.8
Total operating expenses	1,736,290	91.1	2,052,850	92.5	1,842,282	90.0
Other income/(loss), net	15,290	0.8	80,954	3.6	127,293	6.2
Income from operations	183,998	9.7	246,236	11.1	332,590	16.2
Interest (expense) income, net	(37,728)	(2.0)	(32,088)	(1.4)	(50,205)	(2.5)
Income before income taxes and noncontrolling interests	146,270	7.7	214,148	9.7	282,385	13.8
Provision for income taxes	36,993	1.9	52,436	2.4	90,487	4.4
Consolidated net income	109,277	5.7	161,712	7.3	191,898	9.4
Less: Net income attributable to noncontrolling interests	29,217	1.5	44,407	2.0	85,166	4.2
Net income available to common stockholders	$80,060	4.2%	$117,305	5.3%	$106,732	5.2%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Year Ended December 31,
	2020		2019		2018
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$69,041	3.6%	$181,714	8.2%	$179,333	8.8%
Allocations of net income to limited partnership units and FPUs	30,461	1.6	50,410	2.3	51,462	2.5
Limited partnership units amortization	18,692	1.0	21,508	1.0	(7,938)	(0.4)
RSU amortization	12,565	0.7	5,204	0.2	1,787	0.1
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$130,759	6.9%	$258,836	11.7%	$224,644	11.0%

Year ended December 31, 2020 compared to the year ended December 31, 2019

Revenues

Leasing and Other Commissions
Leasing and other commission revenues decreased by $340.9 million, or 39.9% to $513.8 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Leasing and other commissions volumes fell significantly beginning in March of 2020 due to lower industry-wide leasing resulting from the impact of the COVID-19 pandemic, and in particular, our presence in large, urban markets, such as New York city and the San Francisco Bay Area.

Capital Markets
Capital markets revenue decreased by $87.1 million or 16.1% to $454.1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Capital market volumes fell significantly beginning in March of 2020 due to lower industry-wide leasing resulting from the impact of the COVID-19 pandemic. However, a low interest rate environment coupled with significant capital available to invest in real estate has led to sequential improvement in capital markets activity since the second quarter of 2020, with investments concentrated in certain asset types, such as multi-family, life sciences and industrial. Our capital markets business was up 15.3% in the fourth quarter of 2020 as compared to the fourth quarter of 2019.

Gains from Mortgage Banking Activities/Originations, Net
Gains from mortgage banking activities, net increased by $112.8 million or 57.0%, to $310.9 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily due to strong GSE originations and a more balanced product mix.

A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the years ended December 31, 2020 and 2019, we recognized $194.8 million and $109.2 million of non-cash gains, respectively, related to OMSRs.

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased $2.1 million, or 0.3%, to $626.1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The increase was primarily due to an increase in non-fee pass-through revenue and valuation and appraisal, offset by lower interest income on escrow balances, lower interest on loans held for sale, and lower yield maintenance fees.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $128.6 million, or 10.1%, to $1,147.4 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The decrease in the year ended December 31, 2020 was directly related to lower commission based revenues and our cost savings initiatives, partially offset by non-fee expenses and amortization of hiring costs.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $128.1 million, or 49.5%, to $130.8 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 as a result of lower stock compensation charges of $112.7 million and lower income allocation charges of $20.0 million due to lower earnings.

Operating, Administrative and Other
Operating, administrative and other expenses decreased $67.5 million, or 18.6%, to $294.4 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to our cost savings initiatives.

Fees to Related Parties
Fees to related parties decreased by $2.5 million, or 9.8%, to $22.6 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2020 increased by $10.0 million, or 7.7%, to $141.2 million as compared to the year ended December 31, 2019. This increase was due to a $9.7 million increase in mortgage servicing rights amortization.

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the for the years ended December 31, 2020 and 2019, our revenue included $194.8 million and $109.2 million respectively, our expenses included $111.3 million and $101.5 million of MSR amortization, respectively. The MSR amortization increased due to higher scheduled amortization as a result of growth in the book value of the MSRs.

Other Income (loss), Net
Other income (loss), net of $15.3 million in the year ended December 31, 2020 was primarily related to $121.9 million of income related to the 2020 annual Nasdaq Earn-out, partially offset by $84.2 million of mark-to-market losses on non-marketable investments, a mark-to-market loss related to the Nasdaq Forwards of $13.7 million and $11.6 million of equity losses from Real Estate LP.

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

Interest (Expense) Income, Net
Interest expense, net increased by $5.6 million, or 17.6%, to $37.7 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to borrowings on our Credit Facility.

Provision for Income Taxes
Provision for income taxes decreased by $15.4 million, or 29.5%, to $37.0 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This decrease was primarily driven by lower pretax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $15.2 million, or 34.2%, to $29.2 million for the year ended December 31, 2020.

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
QUARTERLY RESULTS OF OPERATIONS

The following table sets forth our quarterly results of operations for the indicated periods (in thousands). Results of any period are not necessarily indicative of results for a full year and may, in certain periods, be affected by seasonal fluctuations in our business. Certain reclassifications have been made to prior period amounts to conform to the current period’s presentation.

	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019 (1)	June 30, 2019	March 31, 2019
Revenues:
Commissions	$328,645	$197,903	$173,038	$268,362	$416,728	$357,908	$346,131	$275,268
Gains from mortgage banking activities/originations, net	100,228	91,192	69,071	50,422	49,316	72,332	45,091	31,346
Management services, servicing fees and other	172,553	146,829	141,609	165,146	166,320	156,394	160,256	141,042
Total revenues	601,426	435,924	383,718	483,930	632,364	586,634	551,478	447,656
Expenses:
Compensation and employee benefits	362,676	253,908	230,518	300,257	354,862	341,036	316,737	263,353
Equity-based compensation and allocations of net income to limited partnership units and FPUs	56,215	50,769	10,860	12,914	148,965	56,647	39,353	13,871
Total compensation and employee benefits	418,891	304,677	241,378	313,171	503,827	397,683	356,090	277,224
Operating, administrative and other	79,322	61,790	61,012	92,281	85,918	86,297	101,749	87,893
Fees to related parties	5,447	6,109	5,205	5,812	3,990	7,088	7,222	6,725
Depreciation and amortization	36,580	29,627	28,946	46,039	32,634	36,781	33,425	28,304
Total operating expenses	540,240	402,203	336,541	457,303	626,369	527,849	498,486	400,146
Other income (loss), net	(58,367)	108,608	(36,389)	1,438	(14,313)	108,711	(3,726)	(9,718)
Income (loss) from operations	2,819	142,329	10,788	28,065	(8,318)	167,496	49,266	37,792
Interest expense, net	(9,111)	(9,532)	(10,056)	(9,030)	(8,141)	(8,167)	(8,081)	(7,699)
Income (loss) before income taxes and noncontrolling interests	(6,292)	132,797	732	19,035	(16,459)	159,329	41,185	30,093
Provision (benefit) for income taxes	(1,165)	33,272	88	4,797	(132)	36,760	9,121	6,687
Consolidated net income (loss)	(5,127)	99,525	644	14,238	(16,327)	122,569	32,064	23,406
Less: Net income (loss) attributable to noncontrolling interests	(1,346)	24,176	330	6,056	(5,362)	33,871	9,396	6,502
Net income (loss) available to common stockholders	$(3,781)	$75,349	$314	$8,182	$(10,965)	$88,698	$22,668	$16,904
(1)Amounts include the gains related to the Nasdaq Earn-out associated with the Nasdaq monetization transactions recorded in Other income (loss), net.

Financial Position, Liquidity and Capital Resources

Actions taken in response to COVID-19
    In 2020, we took various measures to strengthen our balance sheet and maintain liquidity to withstand the potential impact of the COVID-19 pandemic. We increased our Credit Facility from $250.0 million to $465.0 million to enhance financial flexibility. We reduced dividends to common stockholders to $0.01 as approved by our Board of Directors beginning with the first quarter of 2020, and distributions to partners were reduced comparably. We took actions to reduce expenses for 2020, and on an ongoing basis, related to support and operations functions. Collectively, these actions reinforce our ability to maintain financial flexibility during the COVID-19 pandemic and emerge from the crises with market share gains.

Overview
The primary source of liquidity for our business is the cash flow provided by our operations and our off-balance sheet Nasdaq asset.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities, and Nasdaq shares are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of December 31, 2020, our long-term debt consists of our 6.125% Senior Notes with a carrying amount of $542.8 million and $137.6 million outstanding under the Credit Facility.

Financial Position
Total assets at December 31, 2020 were $4.0 billion as compared to $3.2 billion at December 31, 2019. The increase of $780.9 million can be primarily attributed to an increase in loans held for sale, at fair value of $871.5 million.

Total liabilities at December 31, 2020 and 2019 were $3.0 billion and $2.2 billion, respectively. The increase of $801.8 million can be primarily attributed to an increase in outstanding borrowings under warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $851.6 million and an increase in long-term debt of $91.1 million, partially offset by a decrease in accounts payable, accrued expenses and other liabilities of $90.5 million.

Liquidity
We expect to generate cash flows from operations to fund our business and to meet our short-term liquidity requirements, which we define as the next twelve months. As of December 31, 2020, we had $191.4 million of cash and cash equivalents, $325.0 million of availability on our revolver and Nasdaq stock and retained upside as described below.

On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. Fixed income business to Tradeweb, the closing of which will accelerate Newmark's receipt of the Nasdaq shares, subject to an agreed upon present value discount (pursuant to the discounting adjustment provisions set forth in the original purchase agreement). The exact number of Nasdaq shares to be issued to Newmark in this accelerated issuance will depend on the closing date of the transaction. Upon the closing of the Nasdaq transaction, the Company's 2021 and 2022 Nasdaq Forwards are expected to accelerate and settle. Net of the Nasdaq Forward settlement, Newmark estimates it will receive approximately 5.0 million shares of Nasdaq stock, worth approximately $723.5 million, based on the closing price of Nasdaq shares on February 17, 2021.

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
•The pre-sold loans are funded at a 100% advance rate via bank warehouse facilities and are generally held for a period of 30-45 days prior to the consummation of a sale at an annualized carry rate of approximately 50 basis points. As of December 31, 2020, we had $1.8 billion of warehouse loan funding available through multiple banking partners of which $900.0 million were temporary increases which expired in February 2021.
•We also service loans for Fannie Mae, Freddie Mac, FHA, and various life insurance companies, banks, CMBS and other lenders.
•We share credit losses on a pari passu basis with Fannie Mae (weighted average loss sharing is approximately 30%) on our $24.0 billion portfolio. In the event of an actual credit loss, all losses are allocated between the two parties based on the contractual loss sharing arrangement. Although we share credit losses on our Fannie Mae DUS portfolio, we view our originated servicing portfolio to be conservative in terms of relevant credit metrics such as debt service coverage, original loan-to-value and market and borrower quality.

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
•While the forbearance rate remains difficult to predict, we would be required to advance up to $4.7 million for each 1% increase in the forbearance rate based on the CARES Act forbearance period.
•As of December 31, 2020, Newmark had four loans totaling $53.5 million in outstanding principal balance where we have $0.4 million in outstanding servicing advances.
•Newmark has a $125 million line of credit with Bank of America within its $400.0 million warehouse facility to fund principal and interest servicing advances during the forbearance period related to the CARES Act.
•We have a contractual right to be reimbursed in full by Fannie Mae and Ginnie Mae for all servicer advances made during the COVID-19 forbearance program.

Long-term debt
Long-term debt consisted of the following (in thousands):

	December 31,
	2020	2019
6.125% Senior Notes	$542,772	$540,377
Credit Facility	137,613	48,917
Total	$680,385	$589,294

6.125% Senior Notes
On November 2, 2018, Newmark announced the pricing of an offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023, which closed on November 6, 2018. The 6.125% Senior Notes were offered and sold in a private offering exempt from the registration requirements under the Securities Act. The 6.125% Senior Notes are general senior unsecured obligations of Newmark. These 6.125% Senior Notes were priced at 98.94% to yield 6.375%. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act.

Credit Facility
On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent. The Credit Agreement was amended on February 26, 2020 to increase the size of the facility and extend the maturity date to February 26, 2023. The Amended Credit Agreement provided for a $425.0 million three-year unsecured senior revolving credit facility. The Credit Agreement was again amended on March 16, 2020 to increase the size of the facility. The Amended Credit Agreement provides for a $465.0 million three-year unsecured senior revolving credit facility. As of December 31, 2020, the carrying value of borrowings outstanding under the Amended Credit Agreement was $137.6 million. Borrowings under the Amended Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) London Interbank Offered Rate (“LIBOR”) for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base rate borrowings, both of which can be up to 0.50% higher depending upon Newmark’s credit rating. The Amended Credit Facility also provides for an unused facility fee. During the year ended December 31, 2020, Newmark drew $365.0 million and on the Credit Facility and paid down $275.0 million.

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of December 31, 2020, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of December 31, 2020, Newmark had $1.8 billion of committed loan funding available through three commercial banks and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of December 31, 2020 and 2019, we had $1.1 billion and $209.6 million outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying consolidated balance sheets.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$(777,694)	$986,761	$(332,367)
Add back:
Loan originations - loans held for sale	12,374,231	8,783,225	8,612,671
Loan sales - loans held for sale	(11,527,010)	(9,563,973)	(8,002,872)
Unrealized gains on loans held for sale	24,295	5,174	18,430
Net cash provided by operating activities excluding activity from loan originations and sales (1)(2)	$93,822	$211,187	$295,862
(1) Includes payments for corporate taxes in the amount of $80.3 million, $95.1 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2) Includes payments to employees and partners of $127.9 million, $161.9 million and $109.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Cash Flows for the Year Ended December 31, 2020
For the year ended December 31, 2020, we used $777.7 million of cash for operations. However, excluding activity from loan originations and sales, net cash used by operating activities for the year ended December 31, 2020 was $93.8 million. We had consolidated net income of $109.3 million, $146.6 million of positive adjustments to reconcile net income to net cash used by operating activities (excluding activity from loan originations and sales) and $162.0 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $127.9 million of increases in loans, forgivable loans and other receivables from employees, a $123.7 million decrease in receivables, net, a $82.4 million decrease in accounts payable, accrued expenses and other liabilities, and a $75.4 million decrease in accrued compensation. Cash used in investing activities was $3.6 million, primarily related to $34.7 million of proceeds from the sale of marketable securities, partially offset by $19.6 million in purchases of fixed assets, $12.8 million for the purchase of a debt security, and $5.9 million of payments for acquisitions, net of cash acquired. Cash provided by financing activities of $817.8 million primarily related to $851.6 million of net borrowings on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises, and $365.0 million borrowing under the Credit Facility, partially offset by $275.0 million repayment on the Credit Facility, $81.9 million in earning distributions to limited partnership interests and other noncontrolling interests, and $23.2 million in dividends to stockholders.

Cash Flows for the Year Ended December 31, 2019
For the year ended December 31, 2019, we generated $986.8 million of cash from operations. Excluding activity from loan originations and sales, net cash provided by operating activities for the year ended December 31, 2019 was $211.2 million. We had consolidated net income of $161.7 million, $222.6 million of positive adjustments to reconcile net income to net cash provided by operating activities (excluding activity from loan originations and sales) and $173.1 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $161.9 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to continued hiring and expansion of our business, $113.2 million of increases in other assets, and $52.0 million of increase in receivables, net, offset by an increase of $130.7 million in accounts payable, accrued expenses and other liabilities and an increase of $23.4 million in payables to related parties. Cash used in investing activities was $56.8 million, primarily related to $34.5 million in purchases of fixed assets, $33.9 million of payments for acquisitions, net of cash acquired, $28.0 million in purchases of non-marketable investments, net, partially offset by $32.6 million of proceeds from the sale of marketable securities, and $8.6 million of distributions from Real Estate L.P. We used $895.5 million of cash from financing activities primarily due to net repayments on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $762.7 million, distributions to limited partnership interests and other noncontrolling interests of $140.6 million, dividends to stockholders of $69.2 million and treasury stock repurchases of $37.4 million, partially offset by net borrowings under the Credit Facility of $50.0 million, the settlement of pre-Spin-Off related party receivables of $33.9 million, and proceeds from securities loaned of $36.7 million.

Cash Flows for the Year Ended December 31, 2018
For the year ended December 31, 2018, we used $332.4 million of cash from operations. However, excluding activity from loan originations and sales, net cash provided by operating activities for the year ended December 31, 2018 was $295.9 million. We had consolidated net income of $191.9 million, $149.9 million of positive adjustments to reconcile net income to net cash provided by operating activities (excluding activity from loan originations and sales) and $45.9 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $109.6 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to continued hiring and expansion of our business and $129.5 million of increases in receivables related to acquisitions and increased revenues, offset by increase of $203.1 million in accounts payable, accrued expenses and other liabilities. Cash provided by investing activities was $7.7 million, primarily related to $95.9 million of proceeds from the sale of marketable securities, partially offset by $34.5 million of payments for acquisitions, $29.5 million in non-marketable investments and $21.0 million of purchases of fixed assets. We generated $338.6 million cash from financing activities primarily due to net proceeds from warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $611.9 million, of $242.0 million of proceeds from and proceeds from BGC's 2018 investment in Newmark, net proceeds from 6.125% Senior Notes of $537.5 million, $262.2 million proceeds from the Newmark OpCo Preferred Investment, partially offset by distributions to limited partnership interest and noncontrolling interests of $46.5 million, and dividends of $41.8 million, and $1,156.0 million repayment of long-term debt.

Credit Ratings
    As of December 31, 2020, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
JCRA	BBB+	Stable
Kroll Bond Rating Agency	BBB-	Stable
Standard & Poor's	BB+	Negative

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

Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying consolidated financial statements. As of December 31, 2020, Newmark has met all capital requirements. As of December 31, 2020, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $357.8 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of December 31, 2020 and December 31, 2019, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2020 and 2019, outstanding borrower advances were $0.8 million and $0.3 million, respectively, and are included in “Other assets” in our accompanying consolidated balance sheets.

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

See “Regulation” in Part II, Item 8 of this Annual Report on Form 10-K for additional information related to our regulatory environment.

Equity
Repurchase Program
On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark's Class A common stock and purchases of limited partnership interests or other equity interests in Newmark's subsidiaries up to $200 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. For the year ended December 31, 2020, Newmark has repurchased 930,226 shares of Class A common stock at an average price of $7.33. As of December 31, 2020, Newmark had $150.6 million remaining from its share repurchase and unit purchase authorization. On February 17, 2021, our Board increased our share repurchase authorization to $400 million.

The following table details our share repurchase activity during 2020, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced repurchase program and the approximate value that may yet be purchased under such program (in thousands except share and per share amounts):

Period	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Plan
Balance, January 1, 2020	4,568,002	$9.32	4,568,002	$157,413
January 1, 2020 - March 31, 2020	—	—	—
April 1, 2020 - June 30, 2020	—	—	—
July 1, 2020 - September 30, 2020	—	—	—
October 1, 2020 - December 31, 2020	930,226	7.33	930,226
Total	5,498,228	$8.99	5,498,228	$150,596

Fully Diluted Share Count
Our fully diluted weighted-average share count follows (in thousands):

	December 31,
	2020	2019
Common stock outstanding(1)	179,106	177,774
Partnership units(2)	85,160	89,427
RSUs (Treasury stock method)	355	1,290
Newmark exchange shares	230	369
Total(3)	264,851	268,860
(1)Common stock consisted of Class A shares and Class B shares. For the year ended December 31, 2020, the weighted-average number of Class A shares was $157.8 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.
(2)Partnership units collectively include founding/working partner units, limited partnership units, and Cantor units, (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 22.7 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the year ended December 31, 2020, the weighted-average share count includes 85.2 million potentially anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) share count were as follows (in thousands):

	December 31,
	2020	2019
Common stock outstanding	182,461	177,551
Partnership units	79,666	82,380
Newmark RSUs	—	—
Newmark exchange shares	226	238
Other	363	674
Total	262,716	260,843

Contingent Payments Related to Acquisitions
Newmark completed acquisitions for which contingent cash consideration of $18.8 million. The contingent cash liability is recorded at fair value as deferred consideration on our accompanying consolidated balance sheets.

Equity Method Investments
Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of December 31, 2020, Newmark had $88.3 million in this equity method investment, which represents a 27% ownership in Real Estate LP.

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

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2020, we have issued 0.6 million shares of our Class A common stock under this registration statement.

Contractual Obligations and Commitments

The following table summarizes certain of Newmark's contractual obligations at December 31, 2020 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$329,334	$45,701	$82,579	$74,386	$126,668
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises(2)	1,061,202	1,061,202	—	—	—
Long-term debt(3)	690,000	—	690,000	—	—
Interest in long-term debt(4)	102,503	36,339	66,164	—	—
Interest on warehouse facilities collateralized by U.S. Government Sponsored Enterprises(5)	1,062	1,062	—	—	—
Total contractual obligations	$2,184,101	$1,144,304	$838,743	$74,386	$126,668
(1)Operating lease are related to rental payments under various non-cancelable leases principally for office space.
(2)Warehouse facilities are collateralized by $1,086.8 million of loans held for sale, at fair value (See Note 21 - “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises” to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K) which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.
(3)Long-term debt reflects long-term borrowings of $550.0 million 6.125% Senior Notes. The carrying amount of these notes was approximately $542.8 million. Long-term debt also includes the borrowings under the Credit Facility, which is assumed to be outstanding until the maturity date of the Credit Facility. The carrying amount of the borrowing under the Credit Facility is $137.6 million. (See Note 22 - “Long-Term Debt” to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.)
(4)Reflects interest on the $550.0 million 6.125% Senior Notes until their maturity date of November 15, 2023, in addition to the borrowings of $140.0 million assumed to be outstanding until the maturity date of the Credit Facility. Interest on the borrowings under the Credit Facility was projected using the 1-month LIBOR rate plus 175 basis points.
(5)Interest on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises was projected by using by using the 1-month LIBOR rate plus their respective additional basis points, primarily 140 basis points above LIBOR, applied to their respective outstanding balances as of December 31, 2020, through their respective maturity dates. Their respective maturity dates range from June 2021 to October 2021, while one line has an open maturity date.. The notional amount of these committed warehouse facilities was $2.2 billion at December 31, 2020. One of the warehouse lines established a $125 million sublimit line of credit to fund potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month LIBOR plus 200 bps. There were no outstanding draws on this sublimit at December 31, 2020. One warehouse line was temporarily increased by $300 million to $900 million for the period December 1, 2020 to February 1, 2021

As of December 31, 2020 and 2019, Newmark was committed to fund approximately $0.4 billion and $1.5 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of December 31, 2020 and 2019, the aggregate balance of employee loans, net of reserve, was $454.3 million and $403.7 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2020, 2019 and 2018 were $73.6 million, $39.0 million, and $27.7 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying consolidated statements of operations.

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

When reviewing goodwill for impairment, we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if we choose to bypass the qualitative assessment, we perform a quantitative goodwill impairment analysis as follows.

The quantitative goodwill impairment test, used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss should be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is deemed not to be impaired. To estimate the fair value of the reporting unit, we use a discounted cash flow model and data regarding market comparables. The valuation process requires significant judgment and involves the use of significant estimates and assumptions. These assumptions include cash flow projections, estimated cost of capital and the selection of peer companies and relevant multiples. Because significant assumptions and estimates are used in projecting future cash flows, choosing peer companies and selecting relevant multiples, actual results may differ from our estimates under different assumptions or conditions.

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

During the year ended December 31, 2020, there was a significant increase in our reserves due to adverse changes in the macroeconomic forecast caused by COVID-19. Macroeconomic forecasts are critical inputs into our model and material movements in variables such as, the U.S. unemployment rate and U.S. GDP growth rate could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

We simultaneously enter into an agreement to deliver such mortgages to third-party investors at a fixed price (“forward sale contracts”).

Both the commitment to extend credit and the forward sale commitment qualify as derivative financial instruments. We recognize all derivatives on our accompanying consolidated balance sheets as assets or liabilities measured at fair value. The change in the derivatives fair value is recognized in current period earnings.

Newmark entered into variable postpaid forward contracts as a result of the Nasdaq Forwards. These contracts qualify as derivative financial instruments. The Nasdaq Forwards provide Newmark with the ability to redeem the EPUs for Nasdaq stock, and as these instruments are not legally detachable, they represent single financial instruments. The financial instruments’ EPU redemption feature for Nasdaq shares is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instruments, and, therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on our accompanying consolidated balance sheets, with all changes in fair value recorded as a component of “Other income (loss), net” on our accompanying consolidated statements of operations. See Note 11 — “Derivatives”, to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

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

Interest Rate Risk
Newmark had $542.8 million of fixed rate 6.125% Senior Notes outstanding as of December 31, 2020. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had $137.6 million outstanding under its Credit Facility as of December 31, 2020. The interest rate on the Credit Facility is based upon LIBOR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of December 31, 2020 and 2019 was 14 basis points and 176 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by $13.3 million based on our escrow balance as of December 31, 2020 compared to $9.3 million based on our escrow balance as of December 31, 2019. A decrease in 30-day LIBOR to zero would decrease our annual earnings by $1.9 million based on the escrow balances as of December 31, 2020 and a 100-basis point decrease in 30-day LIBOR would decrease our annual earnings by $9.2 million based on our escrow balances as of December 31, 2019.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by $10.6 million based on our outstanding balances as of December 31, 2020 compared to $2.1 million based on our outstanding balances as of December 31, 2019. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $1.5 million based on our outstanding warehouse balance as of December 31, 2020 and a 100 basis point decrease in 30-day LIBOR would increase earnings $2.1 million as of December 31, 2019.

Market Risk
We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $33.3 million and $36.8 million as of December 31, 2020 and 2019, respectively. These include shares of common stock of Nasdaq, the rights to which initially resulted from BGC Partners sale of its electronic benchmark Treasury platform to Nasdaq. The right to receive the remainder of the Nasdaq payment was transferred from BGC Partners to us beginning in the third quarter of 2017. We have recorded gains related to the Nasdaq payments and related appreciation in shares held by Newmark of $124.6 million and $113.9 million for the years ended December 31, 2020 and 2019, respectively, and expect our future results to include the additional approximately 6.9 million Nasdaq shares to be received over time. In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares to be received in each of 2019, 2020, 2021 and 2022. On December 18, 2020 the SPV delivered 741,505 Nasdaq Shares to RBC in exchange for $93.5 million Newmark OpCo EPUs pursuant to the second forward agreement. On December 2, 2019 the SPV delivered 898,685 Nasdaq Shares to RBC in exchange for $93.5 million Newmark OpCo EPUs pursuant to the first forward agreement.

For the for the years ended December 31, 2020 and 2019, we recorded losses of $13.7 million and $51.1 million for the mark-to-market adjustment related to the Nasdaq Forwards.

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

The fair value of Newmark’s Nasdaq Forwards considers the effects of Nasdaq’s stock price volatility between the balance sheet date and the maturity date. The fair value is determined through the use of a Black-Scholes put option valuation model. Inputs used to determine fair value were as follows:

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Number of shares per tranche	992,247	992,247	992,247	992,247	992,247
Strike price	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21
Maturity date	November 30, 2021 - November 30, 2022	November 30, 2020 - November 30, 2022	November 30, 2020 - November 30, 2022	November 30, 2020 - November 30, 2022	November 30, 2020 - November 30, 2022
Implied volatility - weighted-average	42.5%	42.1%	41.4%	39.8%	32.2%
Period end stock price	$132.74	$122.71	$119.47	$94.95	$107.10
Dividend yield - weighted-average	1.48%	1.60%	1.64%	1.98%	1.76%
Interest rate - weighted-average	0.19%	0.21%	0.24%	0.52%	1.70%
Unrealized gains/(losses) due to the changes in fair value of the Nasdaq Forwards	$(5,831)	$(5,771)	$(22,945)	$21,173	$(13,935)

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Newmark Group, Inc (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as applicable and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for credit losses in 2020.

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

Mortgage Servicing Rights, net
Description of the Matter
At December 31, 2020, the Company’s Mortgage Servicing Rights, net (“MSRs”) were $494.7 million. As discussed in Note 3 and Note 15 to the consolidated financial statements, the Company initially recognizes and measures the rights to service mortgage loans at fair value and subsequently measures them using the amortization method. MSRs are assessed for impairment, at least on an annual basis, based upon the fair value of those rights as compared to the amortized cost. Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows.

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

To test the estimated fair value of the Company’s MSRs, our audit procedures included, among others, testing the significant assumptions used by the Company to develop the fair value estimates. For example, we compared the significant assumptions to the Company’s historical results and current industry, market and economic trends. We evaluated the Company’s use of the valuation model that calculates the present value of the future net servicing cash flows and validated the completeness and accuracy of selected inputs to the model. We also performed a sensitivity analysis of the significant assumptions to evaluate the changes in fair value resulting from changes in selected assumptions. We utilized an internal valuation specialist to test management’s assumptions and to identify potential sources of contrary information for selected assumptions

We have served as the Company’s auditor since 2016.

/s/ Ernst & Young LLP

New York, New York
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Newmark Group, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Newmark Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hopkins Appraisal Services which is included in the 2020 consolidated financial statements of the Company and constituted 0.3% and 1.0% of total and net assets, respectively, as of December 31, 2020 and less than 1.0% of revenues and net income, respectively for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Hopkins Appraisal Services.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
March 1, 2021

NEWMARK GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$191,448	$163,564
Restricted cash	66,951	58,308
Marketable securities	33,283	36,795
Loans held for sale, at fair value	1,086,805	215,290
Receivables, net	376,795	508,379
Other current assets (see Note 19)	63,790	91,194
Total current assets	1,819,072	1,073,530
Goodwill	560,332	557,914
Mortgage servicing rights, net	494,729	413,644
Loans, forgivable loans and other receivables from employees and partners, net	454,270	403,710
Right-of-use assets	190,469	201,661
Fixed assets, net	96,367	98,016
Other intangible assets, net	44,289	45,226
Other assets (see Note 19)	322,922	407,898
Total assets	$3,982,450	$3,201,599
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$1,061,202	$209,648
Accrued compensation	279,872	343,845
Accounts payable, accrued expenses and other liabilities (see Note 29)	326,548	417,069
Securities loaned	33,278	36,735
Payables to related parties	4,392	38,090
Total current liabilities	1,705,292	1,045,387
Long-term debt	680,385	589,294
Right-of-use liabilities	218,629	227,942
Other long-term liabilities (see Note 29)	436,952	376,834
Total liabilities	3,041,258	2,239,457
Commitments and contingencies (see Note 31)
Redeemable partnership interests	20,045	21,517
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 167,604,348 and 160,833,463 shares issued at December 31, 2020 and 2019, respectively, and 161,175,894 and 156,265,461 shares outstanding at December 31, 2020 and 2019, respectively	1,676	1,608
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at December 31, 2020 and 2019, convertible into Class A common stock	212	212
Additional paid-in capital	351,450	318,165
Retained earnings	342,764	313,112
Contingent Class A common stock	1,572	1,461
Treasury stock at cost: 5,498,228 and 4,568,002 shares of Class A common stock at December 31, 2020 and 2019	(40,531)	(34,894)
Accumulated other comprehensive loss	(2,094)	—
Total stockholders’ equity	655,049	599,664
Noncontrolling interests	266,098	340,961
Total equity	921,147	940,625
Total liabilities, redeemable partnership interests, and equity	$3,982,450	$3,201,599

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Commissions	$967,948	$1,396,035	$1,286,339
Gains from mortgage banking activities/originations, net	310,914	198,085	182,264
Management services, servicing fees and other	626,136	624,012	578,976
Total revenues	1,904,998	2,218,132	2,047,579
Expenses:
Compensation and employee benefits	1,147,360	1,275,988	1,161,985
Equity-based compensation and allocations of net income to limited partnership units and FPUs	130,759	258,836	224,644
Total compensation and employee benefits	1,278,119	1,534,824	1,386,629
Operating, administrative and other	294,405	361,857	331,758
Fees to related parties	22,573	25,025	26,162
Depreciation and amortization	141,193	131,144	97,733
Total operating expenses	1,736,290	2,052,850	1,842,282
Other income, net	15,290	80,954	127,293
Income from operations	183,998	246,236	332,590
Interest expense, net	(37,728)	(32,088)	(50,205)
Income before income taxes and noncontrolling interests	146,270	214,148	282,385
Provision for income taxes	36,993	52,436	90,487
Consolidated net income	109,277	161,712	191,898
Less: Net income attributable to noncontrolling interests	29,217	44,407	85,166
Net income available to common stockholders	$80,060	$117,305	$106,732
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$70,281	$104,406	$101,641
Basic earning per share	$0.39	$0.59	$0.65
Basic weighted-average shares of common stock outstanding	179,106	177,774	157,256
Fully diluted earnings per share
Net income for fully diluted shares	$70,281	$108,160	$105,571
Fully diluted earnings per share	$0.39	$0.58	$0.64
Fully diluted weighted-average shares of common stock outstanding	179,690	185,016	163,810
(1)Includes a reduction for dividends on preferred stock or exchangeable preferred partnership units in the amount of $9.8 million, $12.9 million and $5.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Consolidated net income	$109,277	$161,712	$191,898
Foreign currency translation adjustments	(2,178)	—	—
Comprehensive income, net of tax	107,099	161,712	191,898
Less: Comprehensive income attributable to noncontrolling interests, net of tax	29,217	44,407	85,166
Comprehensive income available to common stockholders	$77,882	$117,305	$106,732

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
January 1, 2018	$1,386	$158	$59,374	$—	$—	$199,492	$—	$(38,092)	$222,318
Consolidated net income	—	—	—	—	—	106,732	—	85,166	191,898
Cumulative effect of revenue standard adoption	—	—	—	—	—	16,463	—	2,342	18,805
Reduction of earning distributions	—	—	—	—	—	2,144	—	—	2,144
Dividends to common stockholders	—	—	—	—	—	(41,788)	—	—	(41,788)
Preferred dividend on exchangeable preferred partnership units	—	—	—	—	—	(5,091)	—	—	(5,091)
Capital contributions to and from Cantor for equity-based compensation and other	—	—	27,920	—	—	—	—	17,376	45,296
Equity-based compensation and related issuance of Class A common stock	—	—	788	—	—	—	—	—	788
BGC's purchase of 16,606,726 exchangeable limited partnership units in Newmark Holdings	—	—	—	—	—	—	—	241,960	241,960
Exchange of 14,831,234 exchangeable limited partnership units in Newmark Holdings and 6,903,876 limited partnership units in Newmark OpCo into an aggregate of 16,292,623 Class A and 5,445,488 Class B shares of Newmark common stock distributed in the Spin-Off and reallocation of capital	163	54	194,614	(752)	—	—	—	(194,079)	—
Grant of exchangeability, redemption and issuance of limited partnership interests, and issuance of 2,052,183 shares of Class A common stock	21	—	6,009	—	—	—	—	100,170	106,200
Issuance of exchangeable preferred partnership units ("EPUs")	—	—	—	—	—	—	—	325,478	325,478
Earning distributions to limited partnership interests, redeemable partnership interests, and other noncontrolling interests	—	—	—	—	—	—	—	(61,796)	(61,796)
Repurchase of 50,000 shares of Class A common stock	—	—	—	—	(486)	—	—	—	(486)
Issuance of contingent limited partnership units	—	—	—	4,002	—	—	—	13,277	17,279
Other	—	—	(3,634)	—	—	—	—	(2,572)	(6,206)
December 31, 2018	$1,570	$212	$285,071	$3,250	$(486)	$277,952	$—	$489,230	$1,056,799
Consolidated net income	—	—	—	—	—	117,305	—	44,407	161,712
Dividends to common stockholders	—	—	—	—	—	(69,245)	—	—	(69,245)
Preferred dividends on exchangeable preferred partnership units	—	—	—	—	—	(12,900)	—	12,900	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(73,646)	(73,646)
Grant of exchangeability, redemption and issuance of Class A common stock, 3,867,127 shares	38	—	30,607	(1,789)	—	—	—	(30,758)	(1,902)
Repurchase of 4,518,002 shares of Class A common stock	—	—	—	—	(34,408)	—	—	(7,692)	(42,100)
Redemption of EPUs	—	—	—	—	—	—	—	(93,480)	(93,480)
Other	—	—	2,487	—	—	—	—	—	2,487
December 31, 2019	$1,608	$212	$318,165	$1,461	$(34,894)	$313,112	$—	$340,961	$940,625
Consolidated net income	—	—	—	—	—	80,060	—	29,217	109,277
Foreign currency translation adjustments	—	—	—	—	—	—	(1,776)	(402)	(2,178)
Cumulative effect of the credit loss standard adoption, net of tax	—	—	—	—	—	(17,458)	—	(3,655)	(21,113)
Dividends to common stockholders	—	—	—	—	—	(23,171)	—	—	(23,171)
Preferred dividends on exchangeable preferred partnership units	—	—	—	—	—	(9,779)	—	9,779	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(22,365)	(22,365)
Grant of exchangeability, redemption and issuance of Class A common stock, 5,840,659 shares	68	—	24,747	—	—	—	—	3,958	28,773
Repurchase of 930,226 shares of Class A Common Stock	—	—	—	—	(5,637)	—	—	(1,180)	(6,817)
Issuance and redemption of limited partnership units including contingent units	—	—	266	111	—	—	—	(377)	—
Restricted stock units compensation	—	—	7,648	—	—	—	—	3,642	11,290
Redemption of EPU's	—	—	—	—	—	—	—	(93,480)	(93,480)
Other	—	—	624	—	—	—	(318)	—	306
Balance, December 31, 2020	$1,676	$212	$351,450	$1,572	$(40,531)	$342,764	$(2,094)	$266,098	$921,147

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (Continued)

	Year Ended December 31,
	2020	2019	2018
Dividends declared per share of common stock	$0.13	$0.40	$0.36
Dividends declared and paid per share of common stock	$0.13	$0.39	$0.27

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$109,277	$161,712	$191,898
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on originated mortgage servicing rights	(193,913)	(103,160)	(95,284)
Depreciation and amortization	141,193	131,144	97,733
Nasdaq earn-out recognition	(121,906)	(98,580)	(85,135)
Provision for credit losses on the financial guarantee liability	11,632	—	—
Provision for doubtful accounts	4,668	1,817	3,530
Equity-based compensation and allocation of net income to limited partnership units and FPUs	130,759	258,836	224,644
Employee loan amortization	73,596	38,987	27,743
Deferred tax (benefit) provision	419	(27,852)	16,387
Non-cash changes in acquisition related earnouts	(9,916)	728	374
Unrealized (gains) on loans held for sale	(24,295)	(5,174)	(18,430)
Loss (income) from an equity method investment	11,562	(7,250)	(2,750)
Realized loss (gains) on marketable securities	2,204	(4,056)	(3,256)
Realized loss (gains) on non-marketable investments	84,186	(12,159)	(17,899)
Unrealized loss (gains) on marketable securities	(5,004)	(11,303)	1,193
Change in valuation of derivative asset	13,680	51,117	(19,002)
Loan originations—loans held for sale	(12,374,231)	(8,783,225)	(8,612,671)
Loan sales—loans held for sale	11,527,010	9,563,973	8,002,872
Other	3,405	4,260	1,586
Consolidated net (loss) income, adjusted for non-cash and non-operating items	(615,674)	1,159,815	(286,467)
Changes in operating assets and liabilities:
Receivables, net	123,743	(52,021)	(129,490)
Loans, forgivable loans and other receivables from employees and partners	(127,917)	(161,897)	(109,569)
Right of use asset	11,192	(19,481)	—
Other assets	21,764	(93,823)	(9,924)
Accrued compensation	(75,369)	39,959	50,198
Right of use liability	(7,029)	72,947	—
Accounts payable, accrued expenses and other liabilities	(82,415)	17,829	152,885
Payables to related parties	(25,989)	23,433	—
Net cash (used in) provided by operating activities	(777,694)	986,761	(332,367)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(5,850)	(33,939)	(34,513)
Distributions from equity method investment	90	8,560	—
Proceeds from the sale of marketable securities	34,738	32,606	95,878
Purchase of non-marketable investments	—	(28,000)	(29,500)
Purchase of debt securities	(12,754)	—	—
Purchases of fixed assets	(19,626)	(34,526)	(21,016)
Purchase of mortgage servicing rights	(200)	(1,489)	(3,107)
Net cash (used in) provided by investing activities	(3,602)	(56,788)	7,742
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	12,374,231	8,783,225	8,612,671
Principal payments on warehouse facilities	(11,522,677)	(9,545,964)	(8,000,725)
Proceeds from BGC's purchase of exchangeable limited partnership units in Newmark Holdings	—	—	241,960
Proceeds from issuance of EPUs	—	—	262,169
Payments to related parties	—	—	(858,428)
Borrowings from related parties	—	—	372,950
Settlement of pre-Spin-Off related party receivables	—	33,892	—
Proceeds from the IPO, net of underwriting discounts	—	—	(8,870)
Borrowing of debt	365,000	155,000	537,575
Repayment of debt	(275,000)	(105,000)	(670,710)
Capital contribution	—	—	9,189
Securities loaned	(3,457)	36,735	(57,623)
Treasury stock repurchases	(6,364)	(37,368)	(486)
Earnings distributions to limited partnership interests and noncontrolling interests	(81,879)	(140,576)	(46,490)
Dividends to stockholders	(23,171)	(69,245)	(41,787)
Payments on acquisition earn-outs	(4,793)	(4,837)	(4,476)
Prepayment penalty on debt	—	—	(6,954)
Payment of deferred financing costs	(4,067)	(1,368)	(1,308)
Net cash provided by (used in) financing activities	817,823	(895,506)	338,657
Net increase in cash and cash equivalents and restricted cash	36,527	34,466	14,032
Cash and cash equivalents and restricted cash at beginning of period	221,872	187,406	173,374
Cash and cash equivalents and restricted cash at end of period	$258,399	$221,872	$187,406

NEWMARK GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)
(In thousands)

	Year Ended December 31,
Supplemental disclosures of cash flow information:	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,640	$36,959	$81,838
Taxes	$80,288	$95,089	$1,165
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$37,808	$182,180	$—
Treasury stock repurchase	$453	$4,732	$—

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
Notes to the Consolidated Financial Statements

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

On December 13, 2017, BGC, BGC Holdings L.P. (“BGC Holdings”), BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. entered into a Separation and Distribution Agreement (as amended on November 8, 2018 and amended and restated on November 23, 2018, the “Separation and Distribution Agreement”) governing the separation and pro-rata distribution.

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

In connection with the Separation and Distribution Agreement, BGC contributed its interests in Berkeley Point Financial LLC (“Berkeley Point”) and Cantor Commercial Real Estate Company, LP (“Real Estate, L.P”) to Newmark.

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

On March 7, 2018, BGC Partners and its operating subsidiaries had purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Holdings Units”) of Newmark Holdings for approximately $242.0 million (the “Investment in Newmark Holdings”). On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata (the “BGC Holdings Distribution”) all of the 1,458,931 Newmark Holdings Units held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings Units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of December 31, 2020, the exchange ratio was 0.9379 shares of Newmark common stock per Newmark Holdings Unit.

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

Nasdaq Monetization Transactions
On June 28, 2013, BGC had sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc. The total consideration received in the transaction included $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 shares of Nasdaq shares to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year (the “Nasdaq Earn-out”). The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017 as part of the transaction (see Note 7 — “Marketable Securities” for additional information).

Exchangeable Preferred Partnership Units and Nasdaq Forward Contracts
On June 18, 2018 and September 26, 2018, Newmark OpCo issued approximately 175.0 million and 150.0 million of exchangeable preferred partnership units (“EPUs”), respectively, in private transactions to the Royal Bank of Canada (“RBC”) (the “Newmark OpCo Preferred Investment”). Newmark received $266.1 million of cash in 2018 with respect to these transactions. The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock is subject to the special purpose vehicle's (the “SPVs”) option to settle the postpaid forward contracts as described below. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the accompanying consolidated balance sheets and consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through Retained earnings on the accompanying consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, an SPV that is a consolidated subsidiary of Newmark entered into variable postpaid forward contracts with RBC (together, the “Nasdaq Forwards”). The SPV is an indirect subsidiary of Newmark whose sole assets are the Nasdaq Earn-outs for 2019 through 2022. The Nasdaq Forwards provide the SPV the option to settle using up to 992,247 Nasdaq shares, to be received by the SPV pursuant to the Nasdaq Earn-out shares to be received (see Note 7 — “Marketable Securities”), or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022.

In September 2020, the SPV notified RBC of its decision to settle the second Nasdaq Forward using the Nasdaq shares the SPV received in November 2020 in exchange for the second tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq Earn-out shares. The fair value of the Nasdaq common shares that Newmark received was $121.9 million. On November 30, 2020, Newmark settled the second Nasdaq Forward 741,505 Nasdaq shares, with a fair value of $93.5 million and Newmark retained 250,742 Nasdaq shares.
In September 2019, the SPV notified RBC of its decision to settle the second Nasdaq Forward using the Nasdaq shares the SPV received in November 2019 in exchange for the first tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq Earn-out shares. The fair value of the Nasdaq shares that Newmark received was $98.6 million. On December 2, 2019, Newmark settled the first Nasdaq forward contract with 898,685 Nasdaq shares, with a fair value of $93.5 million and Newmark retained 93,562 Nasdaq shares.

(a)    Basis of Presentation
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). For the year ended December 31, 2019, Newmark changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the consolidated statements of operations and statements of cash flow. The change resulted in the reclassification of amortization charges related to equity-based awards, such as REUs and Restricted Stock Units (“RSUs”), from “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

“Equity-based compensation and allocations of net income to limited partnership units and FPUs” reflect the following items related to cash and equity-based compensation:
•Charges with respect to the grant of shares of common stock or limited partnership units, such as HDUs, including in connection with the redemption of non-exchangeable limited partnership units, including PSUs;
•Charges with respect to grants of exchangeability, such as the right of holders of limited partnership units with no capital accounts, such as PSUs, to exchange the units into shares of common stock, or HDUs, as well as the cash paid in the settlement of the related exchangeable preferred units to pay withholding taxes owed by the unit holder upon such exchange;
•Preferred units are granted in connection with the grant of certain limited partnership units, such as PSUs, that may be granted exchangeability to cover the withholding taxes owed by the unit holder, rather than issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes;
•Charges related to the amortization of RSUs and REUs; and
•Allocations of net income to limited partnership units and founding/working partner units (“FPUs”), including the Preferred Distribution (as hereinafter defined).

Intercompany balances and transactions within Newmark have been eliminated. Transactions between Cantor and Newmark pursuant to service agreements with Cantor (see Note 27 — “Related Party Transactions”), representing valid receivables and liabilities of Newmark which are periodically cash settled, have been included on the accompanying consolidated financial statements as either receivables from or payables to related parties.

Newmark receives administrative services to support its operations, and in return, Cantor allocates certain of its expenses to Newmark. Such expenses represent costs related, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor's overhead costs, are included as expenses on the accompanying consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on a services agreement between Cantor which reflects the utilization of service provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor. Actual costs that would have been incurred if Newmark had performed the services itself would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure (see Note 27 — “Related Party Transactions” for an additional discussion of expense allocations).

Transfers of cash, both to and from Cantor, are included in “Receivables from related parties or Payables to related parties” on the consolidated balance sheets and as part of the change in payments to and borrowings from related parties in the financing section prior to the Spin-Off and in the operating section after the Spin-Off on the accompanying consolidated statements of cash flows.

The income tax provision on the accompanying consolidated statements of operations and consolidated statements of comprehensive income has been calculated as if Newmark had been operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which it operates. Prior to the Spin-Off, Newmark’s operations had been included in the BGC U.S. federal and state tax returns or separate non-U.S. jurisdictions tax returns. As Newmark operations in many jurisdictions were unincorporated commercial units of BGC and its subsidiaries, stand-alone tax returns have not been filed for the operations in these jurisdictions.

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

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). This standard requires lessees to recognize a Right-of-use (“ROU”) asset and lease liability for all leases with terms of more than 12 months. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The amendments also require certain quantitative and qualitative disclosures. Accounting guidance for lessors is mostly unchanged. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. The amendments address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments, among other issues. In addition, in July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which provided an additional (and optional) transition method to adopt the new leases standard. Under the new transition method, a reporting entity would initially apply the new lease requirements at the effective date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption; continue to report comparative periods presented in the financial statements in the period of adoption in accordance with legacy U.S. GAAP (i.e., ASC 840, Leases); and provide the required disclosures under ASC 840 for all periods presented under legacy U.S. GAAP. Further, ASU No. 2018-11 contains a practical expedient that allows lessors to avoid separating lease and associated non-lease components within a contract if certain criteria are met. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842), Narrow-Scope Improvements for Lessors, to clarify guidance for lessors on sales taxes and other similar taxes collected from lessees, certain lessor costs and recognition of variable payments for contracts with lease and non-lease components. In March 2019, the FASB issued ASU No. 2019-01, Leases

(Topic 842), Codification Improvements, to clarify certain application and transitional disclosure aspects of the new leases standard. The amendments address determination of the fair value of the underlying asset by lessors that are not manufacturers or dealers and clarify interim period transition disclosure requirements, among other issues. The guidance in ASUs No. 2016-02, 2018-10, 2018-11 and 2018-20 was effective beginning January 1, 2019, with early adoption permitted; whereas the guidance in ASU No. 2019-01 is effective beginning January 1, 2020, with early adoption permitted. Newmark adopted the above mentioned standards on January 1, 2019 using the effective date as the date of initial application. Therefore, pursuant to this transition method, financial information was not updated, and the disclosures required under the new leases standards were not provided for dates and periods before January 1, 2019. The guidance provides a number of optional practical expedients to be utilized by lessees upon transition. Accordingly, Newmark elected the “package of practical expedients,” which permitted Newmark not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. Newmark did not elect the use-of-hindsight or the practical expedient pertaining to land easements, with the latter not being applicable to Newmark. The new standard also provides practical expedients for an entity’s ongoing accounting as a lessee. Newmark elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, Newmark will not recognize ROU assets and lease liabilities, and this includes not recognizing ROU assets and lease liabilities for existing short-term leases of those assets upon transition. Newmark also elected the practical expedient to not separate lease and non-lease components for all leases other than leases of real estate. The primary non-lease component that is combined with a lease component represents operating expenses such as utilities, maintenance or management fees. As a result, upon adoption, acting primarily as a lessee, Newmark recognized a $178.8 million ROU asset, net of tenant improvements, and a $226.7 million lease liability on the accompanying consolidated balance sheets for its real estate operating leases. The adoption of the guidance did not have a material impact on the accompanying consolidated statements of operations, consolidated statements of changes in equity and consolidated statements of cash flows. See Note 18 — “Leases” for additional information on Newmark’s leasing arrangements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Newmark adopted the standard on its required effective date beginning January 1, 2020, and the guidance was applied on a prospective basis starting with the goodwill impairment test during the year ended December 31, 2020. The adoption of the new guidance did not have a material impact on the accompanying consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, Newmark early adopted eliminated and modified disclosure requirements as of September 30, 2018. The early adoption of this standard did not have an impact on the accompanying consolidated financial statements. The additional disclosure requirements were adopted by Newmark beginning January 1, 2020, and the adoption of these fair value measurement disclosures did not have an impact on Newmark’s consolidated financial statements. See Note 26 — “Fair Value of Financial Assets and Liabilities” for additional information.

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

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The guidance was issued in response to stakeholders’ observations that Topic 810, Consolidation, could be improved in the areas of applying the variable interest entity guidance to private companies under common control and in considering indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interests. The new standard became effective beginning January 1, 2020, with early adoption permitted, and must be applied retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Newmark adopted the standard on its effective date beginning January 1, 2020. The adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU amends guidance introduced or amended by ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to ASU No. 2016-13 clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. The clarifying guidance pertaining to ASU No. 2016-01 requires an entity to remeasure an equity security without a readily determinable fair value accounted for under the measurement alternative at fair value in accordance with guidance in ASC 820, Fair Value Measurement; specifies that equity securities without a readily determinable fair value denominated in nonfunctional currency must be remeasured at historical exchange rates; and provides fair value measurement disclosure guidance. Newmark adopted this standard on the required effective date beginning January 1, 2020. The adoption of the hedge accounting and the recognition and measurement guidance amendments did not have a material impact on Newmark’s consolidated financial statements. See above for the impact of adoption of the amendments related to the credit losses standard.

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The guidance clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with already effective SEC final rules, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance and did not have a material impact on Newmark's consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. For the most part, the guidance was effective upon issuance, and the adoption of the standard did not have a material impact on Newmark’s consolidated financial statements.

(c)    New Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU is part of the FASB’s simplification initiative, and it is expected to reduce costs and complexity related to accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The new standard will become effective for Newmark beginning January 1, 2021 and, with certain exceptions, will be applied prospectively. Early adoption is permitted. Management is currently evaluating the impact of the new guidance on Newmark’s consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). These amendments improve previous guidance by reducing diversity in practice and increasing comparability of the accounting for the interactions between these codification topics as they pertain to certain equity securities, investments under the equity method of accounting and forward contracts or purchased options to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option. The new standard became effective for Newmark beginning January 1, 2021 and will be applied prospectively. The adoption of this guidance is not expected to have a material impact on Newmark's consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. Management is evaluating and planning for adoption of the new guidance, including forming a cross-functional LIBOR transition team to determine Newmark’s transition plan and facilitate an orderly transition to alternative reference rates, and continuing its assessment on Newmark’s consolidated financial statements.

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

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The standard amends the Codification by moving existing disclosure requirements to (or adding appropriate references in) the relevant disclosure sections. The ASU also clarifies various provisions of the Codification by amending and adding new headings, cross-referencing, and refining or correcting terminology. The new standard became effective for Newmark beginning January 1, 2021 and can be applied using either a modified retrospective or a fully retrospective method of transition. The adoption of this guidance is not expected to have a material impact on Newmark’s consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the contribution ratio (as hereafter defined), which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of December 31, 2020, the exchange ratio equaled 0.9379.

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

FPUs are held by limited partners who are primarily employees of BGC and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the FPUs are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. These quarterly allocations of net income are contingent upon services being provided by the unit holder and are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations to the extent they relate to FPUs held by Newmark employees.

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

Generally, such limited partnership units receive quarterly allocations of net income and generally are contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance, prior to the Spin-Off, the quarterly allocations of net income on such limited partnership units were reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the consolidated statements of operations. Following the Spin-Off, the quarterly allocations of net income on BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations, and the quarterly allocations of net income on Newmark Holdings limited partnership units held by BGC employees are reflected as a component of “Net income (loss) attributable to noncontrolling interests” on the accompanying consolidated statements of operations. From time to time, Newmark issues limited partnership units as part of the consideration for acquisitions.

Certain of these limited partnership units held by Newmark and BGC employees entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards, and in accordance with U.S. GAAP guidance, Newmark records compensation expense for the awards based on the change in value at each reporting date on the accompanying consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

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

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Other long-term liabilities” on the accompanying consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of December 31, 2020 are exchangeable for 22.7 million shares of Newmark Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the exchange ratio at that time. As of December 31, 2020, the exchange ratio equaled 0.9379.

Each quarter, net income (loss) is allocated between the limited partnership interests and the common stockholders. In quarterly periods in which Newmark has a net loss, the loss is allocated to Cantor and reflected as a component of “Net income (loss) attributable to noncontrolling interests” on the accompanying consolidated statements of operations. In subsequent quarters in which Newmark has net income, the initial allocation of income to the limited partnership interests is allocated to Cantor, and reflected in, “Net income (loss) attributable to noncontrolling interests,” to recover any losses taken in earlier quarters, with the remaining income allocated to the limited partnership interests. This loss allocation process between limited partners and Cantor has no material impact on the net income (loss) allocated to common stockholders.

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

Equity Investments and Marketable Securities:
In accordance with the guidance on recognition and measurement of equity investments, Newmark carries its marketable equity securities at fair value and recognizes any changes in fair value in consolidated net income (loss). Further, Newmark has elected to use a measurement alternative for its equity investments without a readily determinable fair value, pursuant to which these investments are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. Newmark’s investments, in which it has significant influence but not a controlling financial interest and of which it is not the primary beneficiary, are accounted for under the equity method. (See Note 8 — “Investments” for additional information).

Revenue Recognition:
The accounting policies described below were updated pursuant to the adoption of the U.S. GAAP standard on Revenue from Contracts with Customers and related amendments on January 1, 2018. These revenue recognition policy updates have been applied prospectively in the accompanying consolidated financial statements from January 1, 2018 onward.

Commissions:
Commissions from real estate lease brokerage transactions are typically recognized at a point in time on the date the lease is signed, if deemed not subject to significant reversal. The date the lease is signed represents the transfer of control and satisfaction of the performance obligation as the tenant has been secured. Commission payments may be due entirely upon lease execution or may be paid in installments upon the resolution of a future contingency (e.g. tenant move-in or payment of first month’s rent).

Commission revenues from real estate sales brokerage transactions are recognized at the time the service has been provided and the commission becomes legally due, except when future contingencies exist. In most cases, close of escrow or transfer of title is a future contingency, and revenue recognition is deferred until all contingencies are satisfied.

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

Fees to Related Parties:
Newmark is allocated costs from Cantor for back-office services provided by Cantor and their affiliates, including occupancy of office space, utilization of fixed assets, accounting, operations, human resources and legal services and information technology. Fees are expensed as they are incurred.

Other Income, net:
Other income, net comprises of gains or losses recorded in connection with changes in fair value of contingent consideration (See Note 26 — “Fair Value of Financial Assets and Liabilities”) in connection with entities acquired, gains and losses associated with the Nasdaq monetization transactions and the movement of mark-to-market and/or hedge on marketable securities that are classified as trading securities (See Note 7 — “Marketable Securities”), Newmark’s pro rata share for equity method investments and unrealized gains or losses relating to investments carried under the measurement alternative (See Note 8 — “Investments” and Note 19 — “Other assets”) and movements related to the impact of any unrealized mark-to-market gains or losses related to the Nasdaq Forwards.

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

The accounting policies described below were updated pursuant to the adoption of ASC 842, Leases and related amendments on January 1, 2019. These policy updates have been applied using the modified retrospective approach in the accompanying consolidated financial statements from January 1, 2019, onward. Financial information for the year ended December 31, 2018 was not revised and continues to be reported under the previous accounting guidance on leases in effect during that historical period.

    Newmark determines whether an arrangement is a lease or includes a lease at the contract inception. ROU lease assets represent the Newmark’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Other than for leases with an initial term of twelve months or less, operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease payments may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense pertaining to operating leases is recognized on a straight-line basis over the lease term (See Note 18 — “Leases” for additional information).

Current Expected Credit Losses ("CECL"):
The accounting policy changes described below were updated pursuant to the adoption of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments and related amendments on January 1, 2020. These policy updates have been applied using the modified retrospective approach in the accompanying consolidated financial statements from January 1, 2020 onward. Financial information for the historical comparable periods was not revised and continues to be reported under the accounting standards in effect during those historical periods. In accordance with the guidance in ASC Topic 326, Newmark presents its financial assets that are measured at amortized cost, net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost and credit exposures on off-balance sheet financial guarantees, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset in scope, the CECL methodology generally results in the earlier recognition of the provision for credit losses and the related allowance for credit losses than under prior U.S. GAAP. The CECL methodology’s impact on expected credit losses, among other things, reflects Newmark’s view of the current state of the economy, forecasted macroeconomic conditions and Newmark’s portfolios.

Financial guarantee liability:
Newmark's adoption of ASC 326 impacted the expected credit loss reserving methodology for the financial guarantee liability provided to Fannie Mae under the Delegated Underwriting and Servicing (“DUS”) Program and Freddie Mac’s Targeted Affordable Housing Program “TAH”). The expected credit loss is modeled based on Newmark's historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the financial guarantee liability of $17.9 million through beginning stockholders' equity on January 1, 2020. During the year ended December 31, 2020, there was an increase to the loss sharing liability of $11.6 million. As of December 31, 2020 the balance of the financial guarantee liabilities is $29.6 million are included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. As a result of the adoption of ASC 326, As of December 31, 2019 Newmark had a balance in the allowance for doubtful accounts of $11.8 million. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the reserves of $4.2 million through beginning stockholder's equity on January 1, 2020. As of December 31, 2020, the balance of the reserve was $13.4 million and is included in "Receivables, net' on the accompany consolidated balance sheets..

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As a result of the adoption of ASC 326, Newmark recorded a pre-tax reserves of $3.7 million through beginning stockholders' equity on January 1, 2020. As of December 31, 2020, the balance of this reserve was $3.7 million and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets.

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

	Year Ended December 31,
	2020	2019	2018
Leasing and other commissions	$513,842	$854,780	$817,435
Capital markets commissions	454,106	541,255	468,904
Gains from mortgage banking activities/origination, net	310,914	198,085	182,264
Management services, servicing fees and other	626,136	624,012	578,976
Revenues	$1,904,998	$2,218,132	$2,047,579

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

The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
•Level 1 measurements—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.
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

Principles of Consolidation:
Newmark’s consolidated financial statements include the accounts of Newmark and its wholly owned and majority owned subsidiaries. Newmark’s policy is to consolidate all entities of which it owns more than 50% unless it does not have control over the entity. In accordance with U.S. GAAP guidance, Consolidation of Variable Interest Entities, Newmark also consolidates any variable interest entities of which it is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Newmark entered into variable postpaid forward contracts as a result of the Nasdaq Forwards. These contracts qualify as derivative financial instruments.

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

Purchased MSRs, including MSRs purchased from Cantor Commercial Real Estate ("CCRE"), are initially recorded at fair value, and subsequently measured using the amortization method.

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

Goodwill and Other Intangible Assets, net:
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in U.S. GAAP guidance, Intangibles—Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. Newmark reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, Newmark first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Newmark did not recognize any impairment for the years ended December 31, 2020, 2019 and 2018.

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

Transfer of Financial Assets:
Newmark originates its commercial mortgage loans primarily for the GSEs’ distribution channels, which generally involve (a) Freddie Mac purchasing Newmark’s loans for cash, (b) Fannie Mae securitizing Newmark’s loans into a mortgage-backed security (“MBS”) guaranteed by Fannie Mae, (c) FHA guaranteeing the credit risk of Newmark’s loans or (d) Ginnie Mae securitizing Newmark’s loans into an MBS. MBS are collateralized by the loan and Ginnie Mae selling the MBS for cash. As part of its origination activities, Newmark accounts for the transfer of financial assets in accordance with U.S. GAAP guidance on Transfers and Servicing. In accordance with this guidance, the transfer of financial assets between two entities must meet the following criteria for derecognition and sale accounting:
•The transfer must involve a financial asset, group of financial assets or a participating interest;
•The financial assets must be isolated from the transferor and its consolidated affiliates as well as its creditors;
•The transferee or beneficial interest holders must have the right to pledge or exchange the transferred financial assets; and;
•The transferor may not maintain effective control of the transferred assets.

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

Noncontrolling Interests:
Noncontrolling interests represent third-party, Cantor’s and BGC’s (prior to the Spin-Off) ownership interests on the accompanying consolidated subsidiaries and EPUs (See Note 1 — “Organization and Basis of Presentation”) and are included on Newmark’s consolidated balance sheets. Prior to the Spin-Off, Cantor and BGC units received allocations of net income (loss). Subsequent to the Spin-Off, Cantor units received allocations of net income (loss). Allocations of net income (loss) are reflected as a component of “Net income (loss) attributable to noncontrolling interests” in the accompanying consolidated statements of operations.

(4)    Acquisitions

In January 2020, Newmark completed the acquisition of certain assets of Hopkins Appraisal Services, a national leader in the valuation of restaurants and retail petroleum facilities.

For the year ended December 31, 2020, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Purchase Price
Cash and stock issued at closing	$6,249
Contingent consideration	3,590
Total	$9,839

Allocations
Goodwill	$6,294
Other intangible assets, net	2,700
Receivables, net	796
Fixed Assets, net	134
Other assets	29
Accounts payable, accrued expenses and other liabilities	(114)
Total	$9,839

The total consideration for the acquisition during the year ended December 31, 2020 was $9.8 million in total fair value, comprising cash of $5.9 million and $0.4 million of RSUs. The total consideration included contingent consideration of 104,653 RSUs (with an acquisition date fair value of $1.3 million), and $2.2 million in cash that may be issued contingent on certain targets being met through 2022. The excess of the consideration over the fair value of the net assets acquired has been recorded as goodwill of $6.3 million, of which $2.4 million is deductible by Newmark for tax purposes.

This acquisition was accounted for using the purchase method of accounting. The results of operations of the acquisition have been included on the accompanying consolidated financial statements subsequent to the date of acquisition, which in aggregate contributed $7.5 million to Newmark’s revenues for the year ended December 31, 2020.

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Basic earnings per share:
Net income available to common stockholders (1)	$70,281	$104,406	$101.641
Basic weighted-average shares of common stock outstanding	179,106	177,774	157.256
Basic earnings per share	$0.39	$0.59	$0.65
(1)Includes a reduction for dividends on preferred stock or exchangeable preferred partnership units in the amount of $9.8 million, $12.9 million and $5.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. (see Note 1 — “Organization and Basis of Presentation”).

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Fully diluted earnings per share:
Net income available to common stockholders	$70,281	$104,406	$101,641
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	—	3,754	3,930
Net income for fully diluted shares	$70,281	$108,160	$105,571
Weighted-average shares:
Common stock outstanding	179,106	177,774	157,256
Partnership units (1)	—	5,583	5,717
RSUs (Treasury stock method)	355	1,290	187
Newmark exchange shares	229	369	650
Fully diluted weighted-average shares of common stock outstanding	179,690	185,016	163,810
Fully diluted earnings per share	$0.39	$0.58	$0.64
(1)Partnership units collectively include founding/working partner units, limited partnership units, and Cantor and BGC units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the years ended December 31, 2020, 2019 and 2018, 85.2 million, 84.5 million and 95.2 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the year ended December 31, 2018 included only limited partnership units.

(6)    Stock Transactions and Unit Redemptions

As of December 31, 2020, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Year Ended December 31,
	2020	2019	2018
Shares outstanding at beginning of period	156,265,461	156,916,336	138,593,787
Share issuances:
Issuance of Class A common stock in connection with The Spin-Off	—	—	16,292,623
LPU redemption/exchange (1)	4,868,169	2,052,416	1,709,048
Issuance of Class A common stock for Newmark RSUs	972,490	1,536,530	343,135
Other	—	278,181	27,743
Treasury stock repurchases	(930,226)	(4,518,002)	(50,000)
Shares outstanding at end of period	161,175,894	156,265,461	156,916,336
(1)Because they were included in the Newmark’s fully diluted share count, if dilutive, any exchange of LPUs into Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of December 31, 2020 and 2019, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases
On August 1, 2018, the Newmark Board of Directors and Audit Committee authorized repurchases of shares of Newmark Class A common stock and purchases of limited partnership interests or other equity interests in Newmark's subsidiaries up to $200 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the year ended December 31, 2020, Newmark had repurchased 930,226 shares of Class A common stock at an average price of $7.33. As of December 31, 2020, Newmark had $150.6 million remaining from its share repurchase and unit purchase authorization (see Note 32 — “Subsequent Events”).

The following table details Newmark's share repurchase activity during 2020, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of Newmark's publicly announced repurchase program and the approximate value that may yet be purchased under such program (in thousands except share and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Balance, January 1, 2020	4,568,002	$9.32	4,568,002	$157,413
January 1, 2020 - March 31, 2020	—	—	—
April 1, 2020 - June 30, 2020	—	—	—
July 1, 2020 - September 30, 2020	—	—	—
October 1, 2020 - December 31, 2020	930,226	7.33	930,226
Total	5,498,228	$8.99	5,498,228	$150,596

Redeemable Partnership Interests
The changes in the carrying amount of FPUs as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31,
	2020	2019
Balance at beginning of period:	$21,517	$26,170
Income allocation	1,740	5,288
Distributions of income	(1,740)	(5,355)
Redemptions	(1,472)	(927)
Issuance and other	—	(3,659)
Balance at end of period	$20,045	$21,517

(7)     Marketable Securities

On June 28, 2013, BGC sold certain assets of eSpeed, its on-the-run business, to Nasdaq. The total consideration received by BGC in the transaction included the Nasdaq Earn-out of up to 14,883,705 shares of Nasdaq shares to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The Nasdaq Earn-out was excluded from the initial gain on the divestiture and is recognized in income as it is realized and earned when these contingent events have occurred, consistent with the accounting guidance for gain contingencies. BGC transferred the remaining rights under the Nasdaq Earn-out to Newmark on September 28, 2017. Any Nasdaq shares that were received by BGC prior to September 28, 2017 were not transferred to Newmark.

In connection with the Nasdaq Earn-out, Newmark received 992,247 shares during each of the years ended December 31, 2020 and 2019, respectively. Newmark will recognize the remaining Nasdaq Earn-out of up to 6,945,729 shares of Nasdaq shares ratably over approximately the next 7 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. In connection with the Nasdaq Earn-out, Newmark recognized a gain of $121.9 million, $98.6 million and $85.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in “Other income” on the accompanying consolidated statements of operations. For further information, refer to the section titled “Exchangeable Preferred Partnership Units and Forward Contracts” in Note 1 — “Organization and Basis of Presentation”, see Note 11 — “Derivatives”, see Note 26 — “Fair Value of Financial Assets and Liabilities”, and see Note 32 “Subsequent Events”.

Newmark sold 343,562, 350,000 and 1,142,247 of the Nasdaq shares for the years ended December 31, 2020, 2019 and 2018, respectively. As of the years ended December 31, 2020, 2019 and 2018 Newmark had 250,742, 343,562 and 600,000 shares remaining in connection with the Nasdaq Earn-out. The gross proceeds of the Nasdaq shares sold was $34.7 million, $32.6 million and $95.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Newmark recognized a (loss) gain on the sale of these securities of $(2.2) million, $4.1 million and $3.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Newmark recorded unrealized gains (loss) on the mark-to-market of these securities of $5.0 million, $11.3 million and $(1.2) million for the years ended December 31, 2020, 2019 and 2018, respectively. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying consolidated statements of operations. As of December 31, 2020 and 2019, Newmark had $33.3 million and $36.8 million, respectively, included in “Marketable securities” on the accompanying consolidated balance sheets (see Note 20 — “Securities Loaned”).

(8)    Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. Newmark recognized equity (loss) income of $(11.6) million, $7.3 million and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts were included in "Other income, net" on the consolidated statements of operations. Newmark received distributions of $0.1 million and $8.6 million for the years ended December 31, 2020 and 2019, respectively. The carrying value of these investments were $88.3 million and $100.0 million for the years ended December 31, 2020 and 2019, respectively, included in “Other assets” on the accompanying consolidated balance sheets.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

For the years ended December 31, 2020, 2019 and 2018, Newmark recorded realized (losses) gains related to these investments of $(84.2) million, $12.6 million and $17.9 million, respectively. The $84.2 million loss primarily relates to the write-off of Newmark's $50.0 million investment in Knotel Inc. (“Knotel”) during the fourth quarter of 2020 (see Note 32 — “Subsequent Events” for additional information). The changes in value are included as a part of “Other income (loss), net” on the accompanying consolidated statements of operations. The carrying value of these investments were $9.9 million and $94.1 million and are included in “Other assets” on the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively.

(9)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying consolidated financial statements. Management believes that, as of December 31, 2020 and 2019, Newmark had met all capital requirements. As of December 31, 2020, the most restrictive capital requirement was the net worth requirement of the Federal National Mortgage Association (“Fannie Mae”). Newmark exceeded the minimum requirement by $357.8 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) allow Newmark to service loans under TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of December 31, 2020 and 2019, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2020 and 2019, outstanding borrower advances were $0.8 million and $0.3 million, respectively, and are included in “Other assets” on the accompanying consolidated balance sheets.

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

	December 31,
	2020	2019
Cost Basis	$1,062,511	$210,116
Fair Value	1,086,805	215,290

As of December 31, 2020 and 2019, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of December 31, 2020 and 2019, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

Newmark records interest income on loans held for sale, in accordance with the terms of the individual loans, during the period prior to sale. Interest income on loans held for sale is included in “Management services, servicing fees and other” on the accompanying consolidated statements of operations. Gains (losses) for fair value adjustments on loans held for sale is included in “Gains from mortgage banking activities/originations, net” on the accompanying consolidated statements of operations. Interest income and gains (losses) for fair value adjustments on loans held for sale were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest income on loans held for sale	$27,560	$34,239	$31,607
Gains (loss) recognized on change in fair value on loans held for sale	24,294	5,174	18,430

(11)    Derivatives

Newmark accounts for its derivatives at fair value and recognizes all derivatives as either assets or liabilities on the accompanying consolidated balance sheets. In its normal course of business, Newmark enters into commitments to extend credit for mortgage loans at a specific rate (rate lock commitments) and commitments to deliver these loans to third-party investors at a fixed price (forward sale contracts). In addition, Newmark has entered into the Nasdaq Forwards (see Note 1 — “Organization and Basis of Presentation”) that are accounted for as derivatives.

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	As of December 31, 2020			As of December 31, 2019
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$21,034	$2,977	$296,972	$32,035	$12,124	$1,396,827
Nasdaq Forwards	12,822	—	174,000	26,502	—	267,480
Forward sale contracts	7,632	14,971	1,359,482	14,389	13,537	1,606,943
Total	$41,488	$17,948	$1,830,454	$72,926	$25,661	$3,271,250
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gains from mortgage banking activities/originations, net” on the accompanying consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $2.1 million, $2.0 million and $1.7 million of expenses for the years ended December 31, 2020, 2019 and 2018, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the consolidated statements of operations were as follows (in thousands):

	Location of gain (loss) recognized in income for derivatives	Year Ended December 31,
		2020	2019	2018
Derivatives not designed as hedging instruments:
Nasdaq Forwards	Other income (loss), net	$(13,680)	$(51,117)	$19,002
Rate lock commitments	Gains from mortgage banking activities/originations, net	20,125	21,916	935
Rate lock commitments	Compensation and employee benefits	(2,068)	(2,004)	(1,673)
Forward sale contracts	Gains (loss) from mortgage banking activities/originations, net	(7,339)	851	(1,031)
Total		$(2,962)	$(30,354)	$17,233

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the “Accounts payable, accrued expenses and other liabilities”, on the accompanying consolidated balance sheets.

(12)    Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability

Newmark is a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provides Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss-sharing (see Note 23 — “Financial Guarantee Liability”) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman will also reimburse Newmark for any losses incurred due to violation of underwriting and servicing agreements that occurred prior to March 9, 2012. For the for the years ended December 31, 2020 and 2019, there were no reimbursements under the CEA.

Credit enhancement receivable
Newmark's servicing portfolio consisted of the following loss-sharing components (in thousands):

	December 31,
	2020	2019
Total credit risk loan portfolio	$24,048,754	$20,209,577
Maximum DB Cayman credit protection	18,689	29,253

Maximum pre-credit enhancement loss exposure	$7,172,509	$5,835,163
Maximum DB Cayman credit protection	6,230	9,751
Maximum loss exposure without any form of credit protection	$7,166,279	$5,825,412

As of December 31, 2020 and 2019, there were no credit enhancement receivables.

Credit enhancement deposit
The CEA required the DB Entities to deposit $25.0 million into Newmark’s Fannie Mae restricted liquidity account (see Note 9 — “Capital and Liquidity Requirements”), which Newmark is required to return to DB Cayman, less any outstanding claims, on March 9, 2021. As of December 31, 2020 and 2019, the $25.0 million deposit is included in “Accounts payable, accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the accompanying consolidated balance sheets.

Contingent liability
Under the CEA, Newmark is required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25.0 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. Contingent liabilities as of December 31, 2020 and 2019 were $12.3 million and $11.8 million, respectively and are included in “Accounts payable, accrued expenses and other liabilities” on the accompanying consolidated balance sheets.

(13)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues from contracts with customers:
Leasing and other commissions	$513,842	$854,780	$817,435
Capital markets commissions	454,106	541,255	468,904
Management services	467,453	446,367	414,447
Total	1,435,401	1,842,402	1,700,786
Other sources of revenue(1):
Gains from mortgage banking activities/originations, net	310,914	198,085	182,264
Servicing fees and other	158,683	177,645	164,529
Total	$1,904,998	$2,218,132	$2,047,579
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2020 and 2019 was $2.9 million and $4.2 million, respectively. During the years ended December 31, 2020 and 2019, Newmark recognized revenue of $2.8 million and $1.8 million, respectively, that was recorded as deferred revenue at the beginning of the period.

(14)    Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consists of the following activity (in thousands):

	Year Ended December 31,
	2020	2019	2018
Fair value of expected net future cash flows from servicing recognized at commitment, net	$194,814	$109,249	$103,202
Loan originations related fees and sales premiums, net	116,100	88,836	79,062
Total	$310,914	$198,085	$182,264

(15)     Mortgage Servicing Rights, Net

    The changes in the carrying amount of MSRs were as follows (in thousands):

	Year Ended December 31,
Mortgage Servicing Rights	2020	2019	2018
Beginning Balance	$432,666	$416,131	$399,349
Additions	193,913	103,160	95,284
Purchases from an affiliate	200	1,489	3,107
Amortization	(97,796)	(88,114)	(81,609)
Ending Balance	$528,983	$432,666	$416,131

Valuation Allowance
Beginning Balance	$(19,022)	$(4,322)	$(6,723)
Decrease (increase)	(15,232)	(14,700)	2,401
Ending Balance	$(34,254)	$(19,022)	$(4,322)
Net Balance	$494,729	$413,644	$411,809

Servicing fees are included in “Management services, servicing fees and other” on the accompanying consolidated statements of operations and were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Servicing fees	$116,005	$104,305	$103,365
Escrow interest and placement fees	6,140	22,417	18,293
Ancillary fees	7,353	13,671	10,118
Total	$129,498	$140,393	$131,776

Newmark’s primary servicing portfolio at December 31, 2020 and 2019 was $66.3 billion and $59.9 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $2.3 billion and $2.4 billion at December 31, 2020 and 2019, respectively.

The estimated fair value of the MSRs at December 31, 2020 and 2019 was $527.1 million and $441.7 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flows assumptions used are based on assumptions Newmark believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. The discount rates used in measuring fair value for the years ended December 31, 2020 and 2019 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $14.8 million and $28.9 million, respectively, at December 31, 2020 and by $11.9 million and $23.3 million, respectively, at 2019.

(16)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2019	$515,321
Acquisitions	43,804
Measurement period adjustments	(1,211)
Balance, December 31, 2019	557,914
Acquisitions	6,294
Measurement period adjustments	(3,876)
Balance, December 31, 2020	$560,332

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the years ended December 31, 2020 and 2019, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	5,704	(4,519)	1,185	0.1
Non-contractual customers	30,131	(9,729)	20,402	7.2
License agreements	4,981	(4,266)	715	0.0
Non-compete agreements	6,557	(2,920)	3,637	0.6
Contractual customers	3,052	(1,584)	1,468	0.4
Below market leases	350	(208)	142	0.0
Total	$67,515	$(23,226)	$44,289	5.5

	December 31, 2019
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	10,511	(9,070)	1,441	0.1
Non-contractual customers	24,262	(6,109)	18,153	7.4
License agreements	4,981	(3,288)	1,693	0.1
Non-compete agreements	6,953	(2,434)	4,519	0.8
Contractual customers	3,052	(1,177)	1,875	0.5
Below market leases	941	(136)	805	0.3
Total	$67,440	$(22,214)	$45,226	4.9

Intangible amortization expense for the years ended December 31, 2020, 2019 and 2018 was $6.7 million, $6.9 million, and $5.6 million, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying consolidated statements of operations. Impairment charges are included in intangible amortization expense. During 2019, Newmark recorded an impairment charge of $1.6 million related to the RKF trademark and trade names.

    The estimated future amortization of definite life intangible assets as of December 31, 2020 was as follows (in thousands):

2021	$5,700
2022	3,660
2023	3,301
2024	2,747
2025	2,287
Thereafter	9,854
Total	$27,549

(17)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31,
	2020	2019
Leasehold improvements and other fixed assets	$126,428	$119,682
Software, including software development costs	30,928	21,538
Computer and communications equipment	26,168	23,028
Total, cost	183,524	164,248
Accumulated depreciation and amortization	(87,157)	(66,232)
Total, net	$96,367	$98,016

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $22.9 million and $22.7 million and $13.7 million, respectively. For the years ended December 31, 2020 and 2019, Newmark recorded an impairment charge of $6.0 million and $5.0 million, respectively. There was no impairments recorded for the year ended December 21, 2018. The impairment charge is included as a part of “Depreciation and amortization” on the accompanying consolidated statements of operations.

Capitalized software development costs for the years ended December 31, 2020, 2019 and 2018 were $2.0 million and $5.9 million and $2.4 million, respectively. Amortization of software development costs totaled $1.3 million, $2.0 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying consolidated statements of operations.

(18)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from 1 to 12 years, some of which include options to extend the leases in 5 to 10 years increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply the judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of December 31, 2020.

Pursuant to the accounting policy election, leases with an initial term of twelve months or less are not recognized on the balance sheet. The short-term lease expense over the period reasonably reflects the Company’s short-term lease commitments.

ASC 842, Leases requires the Company to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease, determining the term of a lease when the contract has renewal or cancelation provisions, and determining the discount rate.

The Company determines whether an arrangement is a lease or includes a lease at the contract inception by evaluating whether the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. If the Company has the right to obtain substantially all of the economic benefits from, and can direct the use of, the identified asset for a period of time, the Company accounts for the identified asset as a lease. The Company has elected the practical expedient to not separate lease and non-lease components for all leases other than real estate leases. The primary non-lease component that is combined with a lease component represents operating expenses such as utilities, maintenance or management fees.

As the rate implicit in the lease is not usually available, the Company used an incremental borrowing rate based on the information available at the adoption date of the new Leases standard in determining the present value of lease payments for existing leases. The Company has elected to use a portfolio approach for the incremental borrowing rate, applying corporate bond rates to the leases. The Company calculated the appropriate rates with reference to the lease term and lease currency. The Company uses information available at the lease commencement date to determine the discount rate for any new leases.

Operating lease costs were $50.4 million and $47.1 million for the years ended December 31, 2020, and 2019, respectively, and are included in “Operating, administrative and other” on the accompanying consolidated statements of operations. Operating cash flows for the years ended December 31, 2020 and 2019 included payments of $49.0 million and $44.4 million for operating lease liabilities, respectively. As of December 31, 2020 and 2019, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the years ended December 31, 2020 and 2019 Newmark had short-term lease expense of $0.8 million and $2.3 million, respectively, and sublease income of $1.3 million and $0.7 million, respectively. During 2020 Newmark recorded a lease impairment charge of $5.1 million to “Operating, administrative and other” on the accompanying consolidated statements of operations.

The weighted-average discount rate as of December 31, 2020 and 2019 was 7.11% and 7.24% and the remaining weighted-average lease term was 8.2 years and 8.8 years, respectively.

As of December 31, 2020 and 2019, Newmark had operating lease ROU assets of $190.5 million and $201.7 million, respectively, and operating lease ROU liabilities of $29.5 million and $27.2 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $218.6 million and $227.9 million, respectively, recorded in “Right-of-use liabilities”, on the accompanying consolidated balance sheets.

Rent expense, including the operating lease costs above, for the years ended December 31, 2020, 2019 and 2018 were $49.9 million, $49.4 million and $42.6 million, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2032. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements were as follows (in thousands):

	December 31,
	2020	2019
2021	$45,701	$44,709
2022	42,072	42,612
2023	40,507	39,812
2024	37,866	38,210
2025	36,520	35,602
Thereafter	126,668	146,463
Total lease payments	329,334	347,408
Less: Interest	81,237	92,282
Present value of lease liability	$248,097	$255,126

(19)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Derivative assets	$32,259	$51,021
Prepaid expenses	18,900	15,251
Other taxes	9,204	22,483
Rent and other deposits	1,539	1,703
Other	1,888	736
Total	$63,790	$91,194

Other assets consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets	$187,526	$182,781
Equity method investment	88,315	99,966
Debt securities	12,754	—
Non-marketable investments	9,927	94,113
Derivative assets	9,229	21,905
Other	15,171	9,133
Total	$322,922	$407,898

(20)    Securities Loaned

As of December 31, 2020 and 2019, Newmark had Securities loaned with Cantor of $33.3 million and $36.7 million, respectively. The market value of the Securities loaned as of December 31, 2020 and 2019 were $32.6 million and $36.8 million, respectively. The cash collateral received from Cantor bore an interest rate of 0.85% and 2.45% as of December 31, 2020 and 2019, respectively.

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

Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2020	Balance at December 31, 2019	Stated Spread to One-Month LIBOR(3)	Rate Type
Warehouse facility due October 8, 2021(2)	$900,000	$—	$358,247	$34,125	115 bps - 140 bps	Variable
Warehouse facility due June 16, 2021(1)	450,000	—	292,040	16,759	115 bps - 140 bps	Variable
Warehouse facility due September 25, 2021	400,000	—	146,380	8,097	115 bps - 140 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	264,535	150,667	105 bps - 115 bps	Variable
Total	$1,750,000	$400,000	$1,061,202	$209,648
(1)The warehouse line established a $125.0 million sublimit line of credit to find potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month LIBOR plus 200 bps. There were no outstanding draws outstanding under this sublimit at December 31, 2020.
(2)The warehouse line was temporarily increased by $300.0 million to $900.0 million for the period December 1, 2020 to February 1, 2021.
(3)The spread for the Fannie Mae repurchase line is to SOFR. The warehouse lines are to LIBOR.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of December 31, 2020 and 2019, respectively.

The borrowing rates on the warehouse facilities are based on short-term LIBOR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2020	2019
6.125% Senior Notes	$542,772	$540,377
Credit Facility	137,613	48,917
Total	$680,385	$589,294

6.125% Senior Notes
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced on November 1, 2018 at 98.94% to yield 6.375%. The 6.125% Senior Notes were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended (“Securities Act”). The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and will mature on November 15, 2023.

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	December 31,
	2020	2019
Principal balance	$550,000	$550,000
Less: debt issue cost	3,688	4,972
Less: debt discount	3,540	4,651
Total	$542,772	$540,377

Newmark uses the effective interest rate method to amortize debt discounts and uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense, amortization of debt issue costs and amortization of the debt discount of the 6.125% Senior Notes, included in “Interest (expense) income, net” on the accompanying consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest expense	$33,687	$34,730	$5,300
Debt issue cost amortization	1,284	1,282	198
Debt discount amortization	1,111	565	47
Total	$36,082	$36,577	$5,545

Debt Repurchase Program
On June 16, 2020, the Newmark Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by Newmark of up to $50.0 million of Newmark’s 6.125% Senior Notes and any future debt securities issued by the Company.

As of December 31, 2020, Newmark had $50.0 million remaining under its debt repurchase authorization (see Note 32 — “Subsequent Events” for additional information).

Credit Facility
On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provided for a $250.0 million three-year unsecured senior revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility bore an annual interest rate equal to, at Newmark’s option, either (a) LIBOR for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%, plus an applicable margin. The applicable margin is 2.0% with respect to LIBOR borrowings and can range from 1.25% to 2.25% in (a) above and was 1.00% with respect to base rate borrowings and can range from 0.25% to 1.25% in (b) above, depending upon Newmark’s credit rating. The Credit Facility also provides for an unused facility fee.

On February 26, 2020, Newmark entered into an amendment to the Credit Agreement, increasing the size of the Credit Facility to $425.0 million (the “Amended Credit Facility”) and extending the maturity date to February 26, 2023. The annual interest rate on the Amended Credit Facility was reduced to LIBOR plus 1.75%, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.

    On March 16, 2020, Newmark entered into a second amendment to the Credit Agreement, increasing the size of the Amended Credit Facility to $465.0 million (the "Second Amended Credit Facility"). The annual interest rate on the Second Amended Credit Facility is LIBOR plus 1.75%, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.

During the year ended December 31, 2020, Newmark drew $365.0 million on the Credit Facility and paid down $275.0 million.

Details of the Credit Facility are as follows (in thousands):

	December 31,
	2020	2019
Principal balance	$140,000	$50,000
Less: Debt issue cost	2,387	1,083
Total	$137,613	$48,917

As of December 31, 2020 and 2019, borrowings under the Credit Facility carried an interest rate of 1.90% and 3.76%, with a weighted-average interest rate of 2.37% and 3.76%, respectively. Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest (expense) income, net” on the accompanying consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest expense	$6,618	$1,865	$—
Debt issue cost amortization	1,012	565	47
Unused facility fee	354	627	71
Total	$7,984	$3,057	$118

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

At December 31, 2020, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $24.0 billion with a maximum potential loss of $7.2 billion, of which $6.2 million is covered by the Credit Enhancement Agreement. At December 31, 2019, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $20.2 billion with a maximum potential loss of approximately $5.8 billion, of which $9.8 million was covered by the Credit Enhancement Agreement (see Note 12 — “Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability”).

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the year ended December 31, 2020 there was an increase in the reserve by $11.6 million. A loan is considered to be delinquent once it is 60 days past due. As of December 31, 2020, there were four loans in the credit risk portfolio with outstanding principal balances of $53.5 million, with a maximum loss exposure of $17.8 million, that were delinquent. If all four delinquent loans resulted in a loss event, proceeds from the liquidation of assets are estimated to approximate $39.0 million based on current estimates of fair value. Newmark’s share of the loss would approximate $5.3 million.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying consolidated statements of operations as follows (in thousands):

Balance, January 1, 2019	$32
Reversal of provision	(17)
Balance, December 31, 2019	15
Impact of adopting ASC 326	17,935
Provision for expected credit losses	11,631
Balance, December 31, 2020	$29,581

(24)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 23 — “Financial Guarantee Liability”). As of December 31, 2020, 21% and 14% of $7.2 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2019, 21% and 16% of $5.8 billion of the maximum loss was for properties located in California and Texas, respectively.

(25)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.3 billion and $925.0 million, as of December 31, 2020 and 2019, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$33,283	$—	$—	$33,283
Loans held for sale, at fair value	—	1,086,805	—	1,086,805
Debt securities	—	12,754	—	12,754
Rate lock commitments	—	—	21,034	21,034
Nasdaq Forwards	—	—	12,822	12,822
Forward sale contracts	—	—	7,632	7,632
Total	$33,283	$1,099,559	$41,488	$1,174,330
Liabilities:
Contingent consideration	$—	$—	$31,481	$31,481
Rate lock commitments	—	—	2,977	2,977
Forward sale contracts	—	—	14,971	14,971
Total	$—	$—	$49,429	$49,429

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$36,795	$—	$—	$36,795
Loans held for sale, at fair value	—	215,290	—	215,290
Rate lock commitments	—	—	32,035	32,035
Nasdaq Forwards	—	—	26,502	26,502
Forward sale contracts	—	—	14,389	14,389
Total	$36,795	$215,290	$72,926	$325,011
Liabilities:
Contingent consideration	$—	$—	$45,172	$45,172
Rate lock commitments	—	—	12,124	12,124
Forwards sale contracts	—	—	13,537	13,537
Total	$—	$—	$70,833	$70,833

There were no transfers among Level 1, Level 2 and Level 3 for the years ended December 31, 2020 and 2019, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 Nasdaq Forwards, rate lock commitments, forward sale contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of December 31, 2020
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$32,035	$21,034	$—	$(32,035)	$21,034	$21,034
Forward sale contracts	14,389	7,632	—	(14,389)	7,632	7,632
Nasdaq Forwards	26,502	(13,680)	—	—	12,822	12,822
Total	$72,926	$14,986	$—	$(46,424)	$41,488	$41,488

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$45,172	$(11,063)	$2,221	$(4,849)	$31,481	$(408)
Rate lock commitments	12,124	2,977		(12,124)	2,977	2,977
Forward sale contracts	13,537	14,971		(13,537)	14,971	14,971
Total	$70,833	$6,885	$2,221	$(30,510)	$49,429	$17,540

	As of December 31, 2019
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$6,732	$32,035	$—	$(6,732)	$32,035	$32,035
Forward sale contracts	8,177	14,389	—	(8,177)	14,389	14,389
Nasdaq Forwards	77,619	(51,117)	—	—	26,502	26,502
Total	$92,528	$(4,693)	$—	$(14,909)	$72,926	$72,926

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$32,551	$2,287	$14,957	$(4,623)	$45,172	$2,287
Rate lock commitments	7,470	12,124	—	(7,470)	12,124	12,124
Forward sale contracts	9,208	13,537	—	(9,208)	13,537	13,537
Total	$49,229	$27,948	$14,957	$(21,301)	$70,833	$27,948

Quantitative Information About Level 3 Fair Value Measurements
The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

December 31, 2020
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$31,481	Discount rate	0.3% - 10.4%	(1)	7.1%
			Probability of meeting earnout and contingencies	0%- 100%	(1)	93.9%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$12,822	$—	Implied volatility	42.4% - 42.6%	(2)	42.5%
Forward sale contracts	$7,632	$14,971	Counterparty credit risk	N/A		N/A
Rate lock commitments	$21,034	$2,977	Counterparty credit risk	N/A		N/A

December 31, 2019
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$45,172	Discount rate	0.3% - 10.4%		8.6%
			Probability of meeting earnout and contingencies	90% - 100%	(1)	98.1%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$26,502	$—	Implied volatility	25.7% - 34.8%	(2)	32.2%
Forward sale contracts	$14,389	$13,537	Counterparty credit risk	N/A		N/A
Rate lock commitments	$32,035	$12,124	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of December 31, 2020 and 2019 was based on the acquired business’ projected future financial performance, including revenues.
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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2020 and 2019, the present value of expected payments related to Newmark’s contingent consideration was $31.5 million and $45.2 million, respectively (see Note 31 — “Commitments and Contingencies”). As of December 31, 2020 and 2019, the undiscounted value of the payments, assuming that all contingencies are met, would be $51.3 million and $66.4 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $9.9 million and $94.1 million, which were included in “Other assets” on the accompanying consolidated balance sheets as of December 31, 2020 and 2019, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(27)    Related Party Transactions

(a)Service Agreements
Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor. Allocated expenses were $22.6 million, $25.0 million and $26.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. These expenses are included as part of “Fees to related parties” on the accompanying consolidated statements of operations.

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

As of December 31, 2020 and 2019, the aggregate balance of employee loans was $454.3 million and $403.7 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2020, 2019 and 2018 was $73.6 million, $39.0 million and $27.7 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

Transfer of Employees to Newmark and Other Related Party Transactions
In connection with the expansion of the mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of Cantor's affiliate, Cantor Commercial Real Estate ("CCRE"), transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018, and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million. Newmark recorded $6.9 million and $2.2 million as “Stockholders’ equity” and “Redeemable partnership interests”, respectively, on the consolidated balance sheets.

In consideration for the Cantor payment, Newmark agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. In July 2020, Newmark paid $3.3 million to Cantor based on the employees’ production, satisfying this liability. As of December 31, 2019, Newmark had $2.6 million, included in “Payables to related parties” on the accompanying consolidated balance sheets, to be returned to

Cantor related to this transaction. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.

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
On November 30, 2020, we entered into an arrangement to assist View, Inc. (“View”) in the sale of its products and services to real estate clients in exchange for commissions. View, Inc. is a Silicon Valley-based producer of high-efficiency dynamic glass that controls light, heat, and glare, providing unobstructed views and privacy using a low voltage control system. In connection with the arrangement, View also agreed to engage us as its exclusive provider of real estate services for a period of at least five years. While View is not under common control with us, it was, at the time that the agreement was executed, the target of a merger with CF Finance Acquisition Corp. II, a special purpose acquisition company sponsored by Cantor.

(c)Transactions with CCRE
Newmark has a referral agreement in place with CCRE, in which Newmark’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. Newmark recognized $0.6 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively, in connection with this revenue-share agreement.

Newmark also has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE for the years ended December 31, 2020, 2019 and 2018, respectively.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Newmark did not have any revenues from these referrals for the year ended December 31, 2020. Revenues from these referrals were $2.6 million and $2.2 million for the years December 31, 2019 and 2018, respectively. Such revenues are recognized in “Gains from mortgage banking activities/originations, net” on the accompanying consolidated statements of operations. These referral fees are net of the broker fees and commissions paid to CCRE. Broker fees and commissions for the years ended December 31, 2019 and 2018, were $1.4 million and $0.8 million, respectively.

For the years ended December 31, 2020 and 2019, Newmark purchased the primary servicing rights for $227.0 million and $1.2 billion of loans originated by CCRE for $0.2 million and $1.5 million, respectively. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $3.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, which was included as part of “Management services, servicing fee and other” on the accompanying consolidated statements of operations.

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

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of December 31, 2020 and 2019, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”).

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

Prior to and in connection with the Spin-Off, 14.8 million Newmark Holdings Units held by BGC were exchanged into 9.4 million shares of Newmark Class A common stock and 5.4 million shares of Newmark Class B common stock, and 7.0 million Newmark OpCo units held by BGC were exchanged into 6.9 million shares of Newmark Class A common stock. These Newmark Class A and Class B shares of common stock were included in the Spin-Off to BGC’s stockholders. On November

30, 2018, pursuant to the BGC Holdings Distribution, BGC Holdings distributed pro rata all of the 1.5 million exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the Spin-Off to its limited partners entitled to receive distributions on their BGC Holdings units who were holders of record of such units as of November 23, 2018 (including Cantor, CFGM and executive officers of BGC and Newmark). The Newmark Holdings Units distributed to BGC Holdings partners in the BGC Holdings Distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 0.4 million Newmark Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the exchange ratio of 0.9793 shares of Newmark common stock per Newmark Holdings Unit (subject to adjustment). As of December 31, 2020, the exchange ratio equaled 0.9379. (See Note 1 — “Organization and Basis of Presentation” for additional information).
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

There were no receivables from related parties for the years ended December 31, 2020 and 2019, respectively. Payables to related parties were $4.4 million and $38.1 million as of December 31, 2020 and 2019, respectively.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation”, Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 22 — “Long-Term Debt”.

On May 15, 2020, the Newmark Audit Committee authorized RKF Retail Holdings LLC, a subsidiary of the Company, entered into a one-year sublease to BGC U.S. OpCo ("BGC") of approximately 21,000 rentable square feet of excess space. The sublease commenced on May 15, 2020 and expires on May 31, 2021. Under the terms of the lease, BGC will pay Newmark a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In connection with this agreement, Newmark received $0.8 million from BGC for the year ended December 31, 2020.

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

	Year Ended December 31,
	2020	2019	2018
Current:
U.S. federal	$24,880	$63,359	$49,985
U.S. state and local	6,038	15,130	19,290
Foreign	2,811	464	1,239
UBT	2,845	1,335	3,586
Total	36,574	80,288	74,100
Deferred:
U.S. federal	3,249	(25,103)	(9,972)
U.S. state and local	(1,912)	(4,025)	24,092
Foreign	(120)	(15)	—
UBT	(798)	1,291	2,267
Total	419	(27,852)	16,387
Provision for income taxes	$36,993	$52,436	$90,487

Newmark had pre-tax income of $146.3 million, $214.1 million and $282.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. Newmark had pre-tax loss from foreign operations of $4.5 million, $6.4 million and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Differences between Newmark’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax expense at federal statutory rate	$30,717	$44,971	$59,297
Non-controlling interest	(10,378)	(15,097)	(26,257)
Incremental impact of foreign taxes compared to the federal rate	212	(145)	44
Other permanent differences	5,272	9,915	9,948
U.S. state and local taxes, net of U.S. federal benefit	5,984	12,271	13,353
New York City UBT	2,046	2,627	3,119
Amortization of intangibles	—	—	—
Revaluation of deferred taxes related to tax reform	—	—	—
Other rate change	(4,747)	2,457	23,001
Section 453A interest	1,419	1,640	2,003
Valuation allowance	2,137	2,902	1,281
Prior year true ups	4,628	(7,981)	2,341
Other	(297)	(1,124)	2,357
Provision for income tax	$36,993	$52,436	$90,487

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

Significant components of Newmark's deferred tax asset and liability consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax asset
Basis difference of investments	$65,954	$54,445
Deferred compensation	167,251	153,978
Other deferred and accrued expenses	4,584	7,655
Net Operating loss and credit carry-forwards	2,447	4,216
Total deferred tax asset	240,236	220,294
Valuation Allowance	(2,035)	(3,973)
Deferred tax asset, net of allowance	238,201	216,321
Deferred tax liability
Depreciation and amortization	50,675	30,156
Other	—	3,384
Deferred tax liability(1)	50,675	33,540
Net deferred tax asset	$187,526	$182,781
(1)Before netting within tax jurisdictions.

Newmark has net operating losses in non-U.S. jurisdictions of an approximate tax effected value of $2.2 million, which has an indefinite life. Management assesses the available positive and negative evidence to determine whether existing deferred tax assets will be realized. Accordingly, a valuation allowance of $2.0 million has been recorded against the deferred tax asset primarily related to certain net operating losses in non-U.S. jurisdictions as it is more likely than not to not be realized. Newmark’s deferred tax asset and liability are included on the accompanying consolidated balance sheets as components of “Other assets” and “Other liabilities”, respectively.

The Global Intangible Low-Taxed Income (“GILTI”) provision on its foreign subsidiaries did not have a material impact on Newmark’s tax expense for the year ended December 31, 2020.

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

Balance, January 1, 2018	$208
Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2019	208
Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2020	$208

As of December 31, 2020, Newmark’s unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, which, if recognized, would affect the effective tax rate. Newmark is currently open to examination by United States Federal, state and local and non-U.S. tax authorities as part of the BGC consolidated group for tax years beginning 2008, 2009 and 2015, respectively. Newmark does not believe that the amounts of unrecognized tax benefits will materially change over the next 12 months. Generally, Newmark is not subject to examination by taxing authorities prior to 2017.

Newmark recognizes interest and penalties related to uncertain tax positions in “Provision for income taxes” on the accompanying consolidated statements of operations. As of December 31, 2020, Newmark has not accrued any tax-related interest and penalties.

(29)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accounts payable and accrued expenses	$97,304	$161,988
Outside broker payable	53,504	74,280
Payroll taxes payable	60,696	45,612
Corporate taxes payable	25,666	69,237
Derivative liability	17,948	25,661
Right-of-use liabilities	29,468	27,184
Credit enhancement deposit	25,000	—
Contingent consideration	16,962	13,107
Total	$326,548	$417,069

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation	$331,288	$278,399
Payroll taxes payable	61,564	41,355
Contingent consideration	14,519	32,065
Credit enhancement deposit	—	25,000
Financial guarantee liability	29,581	15
Total	$436,952	$376,834

(30)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 65.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of December 31, 2020, awards with respect to 34.0 million shares have been granted and 366.0 million shares are available for future awards. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The exchange ratio is the number of shares of Newmark common stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit (the exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9379 as of December 31, 2020).

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Issuance of common stock and exchangeability expenses	$69,041	$181,714	$179,333
Allocations of net income to limited partnership units and FPUs (1)	30,461	50,410	51,462
Limited partnership units amortization	18,692	21,508	(7,938)
RSU amortization	12,565	5,204	1,787
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$130,759	$258,836	$224,644
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Units		BGC Units
Balance, January 1, 2019	44,733,487	(1)	61,870,969
Issued	13,813,204		319,586
Redeemed/exchanged units	(2,487,885)		(3,938,134)
Forfeited units/other	4,742,046		(2,198,720)
Balance, December 31, 2019	60,800,852		56,053,701
Issued	12,569,298		1,071,612
Redeemed/exchanged units	(6,660,984)		(2,657,901)
Forfeited units/other	(82,981)		(45,410)
December 31, 2020	66,626,185		54,422,002

Total exchangeable units outstanding(2):
December 31, 2019	10,108,598		24,692,695
December 31, 2020	9,906,763		24,863,107
(1)Includes the pre-IPO Newmark employees share-equivalent limited partnership units in BGC Holdings.
(2)The Limited Partnership table above also includes partnership units issued for consideration for acquisitions. As of December 31, 2020, there were 5.3 million partnership units in Newmark Holdings outstanding, of which 2.0 million units were exchangeable, and 9.1 million partnership units in BGC Holdings outstanding, of which 4.5 million were exchangeable. As of December 31, 2019, there were 5.3 million partnership units in Newmark Holdings outstanding, of which 1.4 million units were exchangeable, and 9.5 million partnership units in BGC Holdings outstanding, of which 2.9 million were exchangeable.

The Limited Partnership Units table above includes both regular and Preferred Units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution (see Note 2 — “Limited Partnership Interests in BGC Holdings and Newmark Holdings” for further information on Preferred Units). Subsequent to the Spin-Off, there are remaining partners who hold limited partnership interests in Newmark Holdings who are BGC employees, and there are remaining partners who hold limited partnership interests in BGC Holdings who are Newmark employees. These limited partnership interests represent interests that were held prior to the Newmark IPO or were distributed in connection with the Separation. Following the Newmark IPO, employees of Newmark and BGC received limited partnership interests in Newmark Holdings and BGC Holdings, respectively. As a result of the Spin-Off, as the existing limited partnership interests in Newmark Holdings held by BGC employees and the existing limited partnership interests in BGC Holdings held by Newmark employees are exchanged/redeemed, the related capital can be contributed to and from Cantor, respectively. The compensation expenses under GAAP related to the limited partnership interests are based on the company where the partner is employed. Therefore, compensation expenses related to the limited partnership interests of both Newmark and BGC but held by a Newmark employee are recognized by Newmark. However, the Newmark Holdings limited partnership interests held by BGC employees are included in the Newmark share count and the BGC Holdings limited partnership interests held by Newmark employees are included in the BGC share count.

A summary of the BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees is as follows:

	Newmark Units	BGC Units
Regular units	62,157,822	52,833,075
Preferred Units	4,468,363	1,588,927
Balance, December 31, 2020	66,626,185	54,422,002

A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current exchange ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Year Ended December 31,
	2020	2019	2018
BGC Units	315,685	620,903	18,325,470
Newmark Units	4,661,669	2,310,384	6,927,961
Total	4,977,354	2,931,287	25,253,431

    Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Issuance of common stock and exchangeability expenses	$36,458	$35,499	$142,333

Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	December 31,
	2020	2019
Notional Value(1)	$257,771	$261,025
Estimated fair value of the post-termination payout(2)	$68,682	$58,149
Outstanding limited partnership units in BGC Holdings	4,873,040	6,251,816
Outstanding limited partnership units in BGC Holdings - unvested	837,822	1,508,510
Outstanding limited partnership units in Newmark Holdings	20,184,716	17,097,639
Outstanding limited partnership units in Newmark Holdings - unvested	9,778,078	9,357,822
(1)Beginning January 1, 2018, Newmark began granting stand-alone limited partnership units in Newmark Holdings to Newmark employees.
(2)Included in “Other long-term liabilities” on the accompanying consolidated balance sheets. Liability balance also includes $6.8 million of post-termination units issued as consideration for acquisition.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and seven years from the date of grant. Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Limited partnership units amortization	$18,692	$21,508	$(7,938)

    During the year ended December 31, 2020, Newmark granted conversion rights to Newmark employees on 0.5 million outstanding limited partnership units in BGC Holdings and 5.3 million outstanding limited partnership units in Newmark Holdings. During the year ended December 31, 2019, Newmark granted conversion rights to Newmark employees on 4.9 million outstanding limited partnership units in BGC Holdings and 12.0 million outstanding limited partnership units in Newmark Holdings. Granting conversion rights gives the employee the option to convert the limited partnership units to HDUs with a capital balance within BGC Holdings or Newmark Holdings. Generally, HDUs are not considered share-equivalent limited partnership units and are not in the fully diluted share count. The grant of conversion rights to Newmark employees are as follows (in thousands):

	December 31,
	2020	2019
Notional Value	$218,520	$194,995
Estimated fair value of limited partnership units (1)	$208,029	$182,800
(1)Included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Compensation expense related to these limited partnership units held by Newmark employees was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Issuance of common stock and exchangeability expenses	$32,583	$146,215	$37,000

During the year ended December 31, 2020 and December 31, 2019, Newmark employees were granted 5.0 million and 7.6 million N Units, respectively, that are excluded from the table above, since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income and remain unvested. Upon vesting, which occurs if the certain thresholds are met, the N Units are converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant in the tables above. During the year ended December 31, 2020, 3.3 million N Units vested and were converted into distribution earning limited partnership units and were therefore included in the fully diluted share count.

(b) Restricted Stock Units
    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2019	219,887	$13.52	$2,973	2.28	168,675	$9.77	$1,619	0.98
Granted	4,766,611	7.42	35,344		—	—	—
Settled units (delivered shares)	(109,007)	11.70	(1,275)		(107,820)	9.38	(1,011)
Forfeited units	(193,920)	8.67	(1,681)		(14,048)	10.02	(141)
Balance, December 31, 2019	4,683,571	$7.55	$35,361	5.69	46,807	$9.97	$467	0.25
Granted	7,337,460	7.96	58,415		7,912	3.69	29
Settled units (delivered shares)	(1,151,507)	8.29	(9,549)		(45,544)	9.95	(453)
Forfeited units	(222,727)	7.78	(1,733)		(1,162)	10.64	(12)
Balance, December 31, 2020	10,646,797	$7.75	$82,494	5.69	8,013	$3.80	$31	2.17
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
RSU amortization	$12,565	$5,204	$1,787

As of December 31, 2020, there was $78.1 million total unrecognized compensation expense related to unvested Newmark RSUs.

(c) Deferred Compensation
The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The Company recognized compensation expense of $0.4 million, $0.8 million and $2.1 million, for the years ended December 31, 2020, 2019 and 2018, respectively for these deferred cash compensation awards. These expenses are recognized in "Personnel expenses" within the accompanying consolidated statements of operations. As of December 31, 2020, and 2019, the total liability for the deferred cash compensation awards was $1.3 million and $1.5 million, and is included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

See Note 27 — "Related Party Transactions" for compensation related matters for the transfer of CCRE employees to Newmark.

(31)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

The following table summarizes certain of Newmark's contractual obligations at December 31, 2020 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$329,334	$45,701	$82,579	$74,386	$126,668
Warehouse facilities(2)	1,061,202	1,061,202	—	—	—
Long-term debt(3)	690,000	—	690,000	—	—
Interest in long-term debt(4)	102,503	36,339	66,164	—	—
Interest on warehouse facilities(5)	1,062	1,062	—	—	—
Total	$2,184,101	$1,144,304	$838,743	$74,386	$126,668
(1)Operating lease are related to rental payments under various non-cancelable leases principally for office space.
(2)Warehouse facilities are collateralized by $1,086.8 million of loans held for sale, at fair value (See Note 21 - “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises” to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K) which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.
(3)Long-term debt reflects long-term borrowings of $550.0 million 6.125% Senior Notes. The carrying amount of these notes was approximately $542.8 million. Long-term debt also includes the borrowings under the Credit Facility, which is assumed to be outstanding until the maturity date of the Credit Facility. The carrying amount of the borrowing under the Credit Facility is $137.6 million. (See Note 22 - “Long-Term Debt” to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.)
(4)Reflects interest on the $550.0 million 6.125% Senior Notes until their maturity date of November 15, 2023, in addition to the borrowings of $140.0 million assumed to be outstanding until the maturity date of the Credit Facility. Interest on the borrowings under the Credit Facility was projected using the 1-month LIBOR rate plus 175 basis points.
(5)Interest on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises was projected by using the 1-month LIBOR rate plus their respective additional basis points, primarily 140 basis points above LIBOR, applied to their respective outstanding balances as of December 31, 2020, through their respective maturity dates. Their respective maturity dates range from June 2021 to October 2021, while one line has an open maturity date. The notional amount of these committed and uncommitted warehouse facilities was $2.2 billion at December 31, 2020. One of the warehouse lines established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month LIBOR plus 200 bps. There were no outstanding draws on this sublimit at December 31,2020. Another warehouse line was temporarily increased by $300.0 million to $900.0 million for the period December 1, 2020 to February 1 2021.

As of December 31, 2020 and 2019, Newmark was committed to fund approximately $0.4 billion and $1.5 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions
Newmark completed acquisitions from 2015 through 2020 with contingent cash consideration of $18.8 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s consolidated balance sheets.

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

(32)    Subsequent Events

Newmark acquired Knotel's first lien debt in December of 2020. Newmark subsequently acquired Knotel's second lien debt in January of 2021. On January 31, 2021, Newmark agreed to provide approximately $20.0 million of debtor-in-possession financing to Knotel and to acquire the business as part of Knotel's Chapter 11 sales process, subject to approval of the U.S. Bankruptcy Court.

On February 17, 2021, Newmark's Board increased our share repurchase authorization to $400 million.

On February 17, 2021, Newmark declared a qualified quarterly dividend of $0.01 per share payable on March 26, 2021 to Class A and Class B common stockholders of record as of March 10, 2021. The ex-dividend date will be March 9, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our 2020 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. We reviewed the results of management’s assessment with our Audit Committee.

Management has excluded the acquisition of Hopkins Appraisal Services, which did not have a material effect on our financial condition, results of operations or cash flows in 2020. However, we do anticipate that this acquisition will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2021. Hopkins Appraisal Services are included in our 2020 consolidated financial statements and constituted 0.3% and 1.0% of total and net assets, respectively, as of December 31, 2020 and less than 1.0% of revenues and net income for the year then ended. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2020, there were no changes in our internal control over financial reporting that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Information about our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Whistleblower Procedures” in the definitive Proxy Statement for the Company's 2021 Annual Meeting of Stockholders (the "2021Proxy Statement") is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the 2021 Proxy Statement with the SEC on or before April 30, 2021.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Information” and “Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2020” in the 2021 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions, and Director Independence” and “Election of Directors - Independence of Directors” in the 2021 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in the 2021 Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

3.2	Amended and Restated Bylaws of Newmark Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

4.1	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended

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

10.1
Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.2
Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.3
Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

EXHIBIT INDEX (CONTINUED)

Exhibit Number	Exhibit Title

10.4
Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.5
Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.6
Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.7
Administrative Services Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.8
Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.9
Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.10
Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.11
Change of Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.12
Employment Agreement, dated as of December 1, 2017, by and between Newmark Partners, L.P. and Barry M. Gosin (incorporated by reference to Exhibit 10.13 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.13
Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.14
Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and Newmark Holdings, L.P. (incorporated by reference to Exhibit 10.28 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.15	Newmark Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.16	Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

EXHIBIT INDEX (CONTINUED)

Exhibit Number	Exhibit Title

10.17	Newmark Holdings, L.P. Participation Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.18
Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.19
Variable Postpaid Forward Transaction Confirmation Agreement by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.20
Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.21
Variable Postpaid Forward Transaction Supplemental Confirmation Agreements by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.22
2018-2 Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on From 8-K filed with the SEC on September 28, 2018)

10.23
Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.24
Intercompany Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P.(incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.25
First Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent

21.1	List of subsidiaries of Newmark Group, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX (CONTINUED)

Exhibit Number	Exhibit Title

101
The following materials from Newmark Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2020 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL (included in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2021.

Newmark Group, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Newmark Group, Inc., in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/s/ Howard W. Lutnick Howard W. Lutnick	Chairman (Principal Executive Officer)	March 1, 2021

/s/ Barry Gosin Barry Gosin	Chief Executive Officer	March 1, 2021

/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2021

/s/ Virginia S. Bauer Virginia S. Bauer	Director	March 1, 2021

/s/ Peter F. Cervinka Peter F. Cervinka	Director	March 1, 2021

/s/ Michael Snow Michael Snow	Director	March 1, 2021

/s/ Kenneth A. McIntyre Kenneth A. McIntyre	Director	March 1, 2021

NEWMARK GROUP, INC.
(Parent Company Only)
BALANCE SHEETS
(in thousands)

	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$76	$101
Total current assets	76	101
Investment in subsidiaries	501,373	543,412
Receivables from related parties	680,385	589,294
Other assets	188,248	179,813
Total assets	$1,370,082	$1,312,620
Liabilities:
Current liabilities:
Accounts payable and accrued expenses	$30,718	$74,564
Payable to related parties	3,930	49,098
Total current liabilities	34,648	123,662
Long-term debt	680,385	589,294
Total liabilities	715,033	712,956
Total stockholders’ equity	655,049	599,664
Total liabilities and stockholders’ equity	$1,370,082	$1,312,620

The accompanying Notes to the Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
(Parent Company Only)
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Interest income	$44,067	$39,634	$27,249
Total revenue	44,067	39,634	27,249
Expenses:
Professional and consulting fees	323	763	277
Interest expense	44,067	39,634	27,249
Other expenses	950	930	344
Total expenses	45,340	41,327	27,870
Loss from operations before income taxes	(1,273)	(1,693)	(621)
Equity income of subsidiaries	113,732	168,358	190,826
Provision for income taxes	32,399	49,360	83,473
Net income available to common stockholders	$80,060	$117,305	$106,732
Per share data:
Basic earnings per share
Net income available to common stockholders(1)	$70,281	$104,406	$101,641
Basic earnings per share	$0.39	$0.59	$0.65
Basic weighted-average shares of common stock outstanding	179,106	177,774	157,256
Fully diluted earnings per share
Net income for fully diluted shares	$70,281	$108,160	$105,571
Fully diluted earnings per share	$0.39	$0.58	$0.64
Fully diluted weighted-average shares of common stock outstanding	179,690	185,016	163,810
(1)Includes a reduction for dividends on preferred stock or units in the amount of of $9.8 million, $12.9 million and $5.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The accompanying Notes to the Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
(Parent Company Only)
STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$80,060	$117,305	$106,732
Foreign currency translation adjustment	(1,776)	—	—
Total other comprehensive income, net of tax	78,284	117,305	106,732
Comprehensive income available to common stockholders	$78,284	$117,305	$106,732
 The accompanying Notes to the Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
(Parent Company Only)
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$80,060	$117,305	$106,732
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity income from subsidiaries	(113,732)	(168,358)	(190,826)
Deferred tax provision/(benefit)	1,337	(29,127)	14,197
Changes in operating assets and liabilities:
Receivables from subsidiaries	(105,356)	4,223	22,717
Payable to subsidiaries	(30,906)	(7,539)	120,483
Other assets	(6,367)	2,711	(1,655)
Accounts payable, accrued expenses and other liabilities	(43,845)	(9,873)	68,123
Net cash (used in) provided by operating activities	(218,809)	(90,658)	139,771
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(5,850)	(17,726)	(6,691)
Net cash used in investing activities	(5,850)	(17,726)	(6,691)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions from subsidiaries	531,938	236,074	107,000
Repayment of long-term debt	(275,000)	(105,000)	(670,710)
Borrowings of long-term debt	365,000	155,000	537,926
Reinvestment of cash in subsidiaries	(365,000)	(71,000)	(65,000)
Dividends to stockholders	(23,171)	(69,245)	(41,787)
Treasury stock repurchases	(6,817)	(37,368)	(486)
Payment of deferred financing costs	(2,316)	—	—
Net cash provided by (used in) financing activities	224,634	108,461	(133,057)
Net (decrease) increase in cash and cash equivalents	(25)	77	23
Cash and cash equivalents at beginning of period	101	24	1
Cash and cash equivalents at end of period	$76	$101	$24
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$40,640	$36,959	$21,751
Taxes	$76,446	$90,813	$1,165
Supplemental disclosure of noncash investing and financing activities:
Treasury stock repurchases	$453	$4,732	$—

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

On December 13, 2017, BGC, BGC Holdings L.P. (“BGC Holdings”), BGC Partners, L.P. (“BGC U.S. OpCo”), Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global Holdings, L.P. entered into a Separation and Distribution Agreement (as amended on November 8, 2018 and amended and restated on November 23, 2018, the “Separation and Distribution Agreement”) governing the separation and pro-rata distribution.

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

In connection with the Separation and Distribution Agreement, BGC contributed its interests in Berkeley Point Financial LLC (“Berkeley Point” or “BPF”) and Cantor Commercial Real Estate Company, LP (“CCRE” or “Real Estate, L.P”) to Newmark.

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

On March 7, 2018, BGC Partners and its operating subsidiaries had purchased 16.6 million newly issued exchangeable limited partnership units (the “Newmark Holdings Units”) of Newmark Holdings for approximately $242.0 million (the “Investment in Newmark Holdings”). On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata (the “BGC Holdings Distribution”) all of the 1,458,931 Newmark Holdings Units held by BGC Holdings immediately prior to the effective time of the BGC Holdings Distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings Units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings Units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment). As of December 31, 2020, the exchange ratio was 0.9379 shares of Newmark common stock per Newmark Holdings Unit.

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

(2)    Other Assets
Other assets consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets	$184,714	$179,501
Prepaid assets	3,534	312
Total	$188,248	$179,813

(3)    Accounts payable and accrued expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Corporate taxes payable	$22,692	$67,700
Accrued interest	4,841	4,369
Other	3,185	2,495
Total	$30,718	$74,564

(4)    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2020	2019
6.125% Senior Notes	$542,772	$540,377
Credit Facility	137,613	48,917
Total	$680,385	$589,294
6.125% Senior Notes
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced on November 1, 2018 at 98.94% to yield 6.375%. The 6.125% Senior Notes were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended (“Securities Act”). The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and will mature on November 15, 2023.

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	December 31,
	2020	2019
Principal balance	$550,000	$550,000
Less: debt issue cost	3,688	4,972
Less: debt discount	3,540	4,651
Total	$542,772	$540,377

Newmark uses the effective interest rate method to amortize debt discounts and uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense, amortization of debt issue costs and amortization of the debt discount of the 6.125% Senior Notes, included in “Interest (expense) income, net” on the accompanying consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest expense	$33,687	$34,730	$5,300
Debt issue cost amortization	1,284	1,282	198
Debt discount amortization	1,111	565	47
Total	$36,082	$36,577	$5,545

Debt Repurchase Program
On June 16, 2020, the Newmark Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by Newmark of up to $50.0 million of Newmark’s 6.125% Senior Notes and any future debt securities issued by the Company.

As of December 31, 2020, Newmark had $50.0 million remaining under its debt repurchase authorization.

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
On February 26, 2020, Newmark entered into an amendment to the Credit Agreement, increasing the size of the Credit Facility to $425.0 million (the “Amended Credit Facility”) and extending the maturity date to February 26, 2023. The annual interest rate on the Amended Credit Facility was reduced to LIBOR plus 1.75%, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.

    On March 16, 2020, Newmark entered into a second amendment to the Credit Agreement, increasing the size of the Amended Credit Facility to $465.0 million (the "Second Amended Credit Facility"). The annual interest rate on the Second Amended Credit Facility is LIBOR plus 1.75%, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.

During the year ended December 31, 2020, Newmark drew $365.0 million on the Credit Facility and paid down $275.0 million.

Details of the Second Amended Credit Facility are as follows (in thousands):

	December 31,
	2020	2019
Principal balance	$140,000	$50,000
Less: Debt issue cost	2,387	1,083
Total	$137,613	$48,917

As of December 31, 2020 and 2019, borrowings under the Credit Facility carried an interest rate of 1.90% and 3.76%, with a weighted-average interest rate of 2.37% and 3.76%, respectively. Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest (expense) income, net” on the accompanying consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Interest expense	$6,618	$1,865	$—
Debt issue cost amortization	1,012	565	47
Unused facility fee	354	627	71
Total	$7,984	$3,057	$118

(5)    Subsequent Events

On February 17, 2021, Newmark's Board increased our share repurchase authorization to $400 million.

On February 17, 2021, Newmark declared a qualified quarterly dividend of $0.01 per share payable on March 26, 2021 to Class A and Class B common stockholders of record as of March 10, 2021. The ex-dividend date will be March 9, 2021.