Form 10-K/A
period 2020-12-31
NEWMARK GROUP, INC.
filed 2021-04-29
CIK 1690680

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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2020 as reported on NASDAQ, was approximately $733,860,000.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26 , 2021
Class A Common Stock, par value $0.01 per share	169,728,722 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

Newmark Group, Inc.
2020 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE
Throughout this document Newmark Group, Inc. is referred to as “Newmark,” and, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”
On March 1, 2021, Newmark filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors in connection with its 2021 annual meeting of stockholders will be filed by April 30, 2021
(i.e.,
within 120 days after the end of the Company’s 2020 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14, of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14, of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2021 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14, of Form 10-K.
This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 1, 2021, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors was formed in connection with our initial public offering, completed in December 2017 (the “IPO”). For more information on our IPO and our restructuring please see “Item 13—Certain Relationships and Related Transactions, and Director Independence—Separation, Initial Public Offering, and Spin-Off—Separation and Distribution Agreement” and “Item 13—Certain Relationships and Related Transactions, and Director Independence—Separation, Initial Public Offering, and Spin-Off —Initial Public Offering.” Our Board of Directors is currently composed of four members following the resignation of Peter Cervinka effective April 29, 2021. Information with respect to our directors is set forth below.
Information about our Directors

Name	Age	Director Since	Biographies
Howard W. Lutnick	59	2017
Mr. Lutnick has served as our Chairman since 2016. As Chairman, Mr. Lutnick serves as the Chairman of our Board of Directors and as our principal executive officer. Mr. Lutnick is the Chairman of the Board of Directors and Chief Executive Officer of BGC Partners, Inc., a leading global brokerage and financial technology company (“BGC Partners” or “BGC”), positions in which he has served since 1999. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and as Chairman since 1996. Mr. Lutnick also served as President of Cantor from 1991 until 2017. Mr. Lutnick also served as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp, from October 2015 until consummation of its business combination with GCM Grosvenor in November 2020 and as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. II from September 2019 until consummation of its business combination with View, Inc. (“View”) in March 2021. Currently, Mr. Lutnick has served as Chairman and Chief Executive Officer of CF Finance Acquisition Corp. III since March 2016, CF Acquisition Corp. IV since January 2020, CF Acquisition Corp. V since April 2020, CF Acquisition Corp. VI since April 2020, CF Acquisition Corp VI since July 2020 and CF Acquisition Corp. VIII since July 2020, all of which are special purpose acquisition companies or “SPACS.” In addition, Mr. Lutnick also holds offices at and provides services to various other affiliates of Cantor and provides services to our and BGC’s operating partnerships and subsidiaries, including Newmark Partners, L.P. (“Newmark OpCo”), BGC Partners, L.P. (“BGC U.S. OpCo”) and BGC Global Holdings, L.P. (“BGC Global OpCo”). Mr. Lutnick’ s company, CF Group Management, Inc. (“CFGM”), is the managing general partner of Cantor. Mr. Lutnick is a member of the Board of Directors of the Fisher Center for Alzheimer’s Research Foundation at Rockefeller University, the Board of Directors of the Horace Mann School, the Board of Directors of the National September 11 Memorial & Museum, the Board of Directors of the Partnership for New York City and the Board of Overseers of The Hoover Institution. Mr. Lutnick has served as Chairman and Chief Executive Officer of each of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) and Rodin Income Trust, Inc. since February 2017 and as President of Rodin Income Trust, Inc. since January 2018, which are non-traded
real estate investment trusts, or REITs.

Name	Age	Director Since	Biographies
Michael Snow	73	2017	Mr. Snow has been a director of our Company since December 2017. Mr. Snow was the Managing Member of Snow Fund One, LLC, a short volatility fund trading in S&P options, from October 2005 to March 2020. Mr. Snow is a Registered Investment Advisor and founded Snow Financial Management, LLC in 1997. Prior to establishing this company, he was employed in the banking industry for over 25 years. At the Union Bank of Switzerland, Mr. Snow was Second in Charge of the North American Region. He achieved the rank of Senior Managing Director and was Head of Fixed Income, where he was responsible for: Treasury, Money Markets, Precious Metals, Foreign Exchange, Mortgage-Backed Securities, Government Securities, Derivatives, Corporate Bonds, Emerging Markets, High-Yield Securities, and Capital Markets. In addition, since August 2013, he has served as an independent director of BGC Derivative Markets, L.P., a subsidiary of BGC Partners, and, since March 2014, he has served as an independent director of Remate Lince, S.A.P.I. de C.V., a BGC affiliate and one of Mexico’s top inter-dealer brokers. BGC Derivative Markets, L.P. conducts operations as a Swap Execution Facility, which offers trading in swaps products subject to mandatory clearing, as well as swaps classified as permitted transactions. He has also served as an independent member of Cantor Clearinghouse Holdings, LLC and Cantor Futures Exchange Holdings, LLC, in each case since August 2016.

Name	Age	Director Since	Biographies
Virginia S. Bauer	64	2018	Ms. Bauer has been a director of our Company since June 2018. Ms. Bauer has served as Chief Executive Officer of GTBM, Inc., a security technology company that develops and markets proprietary software solutions, since 2010. Prior thereto, Ms. Bauer served as Senior Vice President of Covenant House International from 2009 to 2010, as the Secretary of Commerce for the State of New Jersey from 2004 to 2008, and as Director of the New Jersey Lottery Commission from 2003 to 2004. In addition, Ms. Bauer has served on the Board of the New Jersey Economic Development Authority since January 2020, on the Foundation Board of Monmouth Medical Center since 2009 and on the Board of Directors of the National September 11Memorial & Museum since 2008. She previously served on the Board of Commissioners of The Port Authority of New York and New Jersey from 2008 to 2012 and on the Advisory Board of the Lower Manhattan Development Corporation from 2001 to 2004.

Peter F. Cervinka	72	2018	Mr. Cervinka has been a director of our Company since June 2018. Mr. Cervinka has resigned as a director effective April 29, 2021. Mr. Cervinka has been the sole owner and Chief Executive Officer of Cerco Funding LLC, a private real estate financing company based in New York, since 2013. He has also served as the Chief Executive Officer of a private asset management office since 2004. Mr. Cervinka has more than 30 years of experience in real estate finance, development and management. He previously founded Allputz GmbH & Co KG, an Austrian construction company. In addition, Mr. Cervinka serves as an advisor to Gabrielle’s Angel Foundation for Cancer Research.

Kenneth A. McIntyre	60	2020	Mr. McIntyre has been a director of our Company since January 2020. Mr. McIntyre has over 25 years of experience in the commercial real estate industry. Since February 2020, Mr. McIntyre has been the Chief Executive Officer of the Real Estate Executive Council (“REEC”), having served as a founding member of the Board of Directors of the organization since 2003. REEC is a preeminent trade association in the U.S. for minority commercial real estate professionals. Since 2012, Mr. McIntyre has been the Founder and Managing Principal of PassPort Real Estate, LLC, a New York based consulting firm focused on advising developers and institutions on commercial real estate deal and platform structuring. His clients have included REAP, a non-profit
			that is focused on increasing the diversity of talent in the commercial real estate industry, where he served as the Executive Director, and the Port Authority of New York and New Jersey, where he served as Executive Advisor to the Office of Diversity & Inclusion. Mr. McIntyre was a former Senior Vice President and Head of Commercial Real Estate at Hudson City Savings Bank from May 2014 to May 2016. Prior to joining Hudson City Saving Bank, Mr. McIntyre was a Managing Director in MetLife’s Real Estate Investments Group with various responsibilities across both the debt and equity portfolios, including: Head of Equity Acquisitions; Head of Strategic Initiatives; Head of Real Estate Capital Markets; and Head of Commercial Mortgage Production and Pricing. Prior to joining MetLife, Mr. McIntyre held senior origination and relationship management roles at KeyBank, GE Capital Real Estate, UBS and Chase. Since March 2021, Mr. McIntyre has served on the Board of Trustees of Acadia Realty Trust. In addition, he is on the Board of Directors of The Real Estate Roundtable, where he serves on the Equity, Diversity and Inclusion Committee. Mr. McIntyre is also a Member of the Board of Governors for the Real Estate Board of New York and serves on the Boards of the National Jazz Museum of Harlem, the Yorkville Youth Athletic Association, and R*E*N*T, and is a member of the Advisory Board for Council of Urban Real Estate (CURE, f/k/a African American Real Estate Professionals of New York).

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers are appointed annually by and serve at the discretion of our Board of Directors. In addition to Mr. Lutnick, who serves as Chairman of our Board of Directors and our principal executive officer, our executive officers, their respective ages and positions, and certain other information with respect to each of them are as follows:
Barry M. Gosin, 70, has served as our Chief Executive Officer since 1979. Mr. Gosin guides our national and global expansion initiatives and oversees all facets of our day-to-day operations. Mr. Gosin also provides services to our operating partnership and subsidiaries. Mr. Gosin spearheaded our acquisition by BGC Partners in 2011 and has since led our acquisition and hiring efforts and quadrupled our annual revenue. An active industry and community leader, Mr. Gosin serves as a member of the Board of Directors of the Partnership for New York City, Trustee of the Citizens Budget Commission, and Trustee of Pace University.
Michael J. Rispoli, 49, has served as our Chief Financial Officer since 2012. As head of the finance and accounting departments, Mr. Rispoli steers our financial activities, with a focus on managing risk and monitoring cash flow. Mr. Rispoli also provides services to our operating partnership and subsidiaries. Prior to joining Newmark, Mr. Rispoli was the Chief Financial Officer of Grubb & Ellis from August 2010 to April 2012 and had served in various capacities with such firm since May 2007. Mr. Rispoli served as executive director and corporate controller at Conexant Systems, Inc. from 2000 to 2007. Mr. Rispoli began his career at PricewaterhouseCoopers as manager of business assurance. Mr. Rispoli is a licensed CPA in the State of New Jersey (inactive).
Stephen M. Merkel, 62, has been our Executive Vice President, Chief Legal Officer and Assistant Corporate Secretary since January 2019 and was our Corporate Secretary from December 2017 to January 2019. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. Mr. Merkel has been Executive Vice President and General Counsel of BGC since September 2001 and was its Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel was BGC’s Secretary from June 1999 to January 2019. Mr. Merkel also holds offices at and provides services to various other affiliates of Cantor and provides services to our and BGC’s operating partnerships and subsidiaries, including Newmark OpCo, BGC U.S. OpCo, and BGC Global OpCo. Mr. Merkel also served as the Executive Vice President, General Counsel and Secretary of CF Finance Acquisition Corp, from October 2015 until consummation of its business combination with GCM Grosvenor in November 2020. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel of Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is a founding member of the Board of Directors of the Wholesale Markets Brokers’ Association, Americas.

CORPORATE GOVERNANCE
Independence of Directors
Our Board of Directors has determined that each of Ms. Bauer and Messrs. Cervinka, Snow and McIntyre qualifies as an “independent director” in accordance with the published listing requirements of the Nasdaq Stock Market, Inc. (“Nasdaq”). The Nasdaq independence definition consists of a series of objective tests, including that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members. In evaluating Ms. Bauer’s independence, the Board took into consideration her service on the Board of Directors of the National September 11 Memorial & Museum since 2008, an organization where Mr. Lutnick also is a member of the Board of Directors, as well as the fact that Ms. Bauer’s husband was employed by an affiliate of Cantor and subsequent to his death on September 11, 2001, her family received the payments and health care coverage distributed to all affected victims from the Cantor Fitzgerald Relief Fund. In evaluating Mr. McIntyre’s independence, the Board took into consideration his service as an independent director at a public company for which the Company provides an immaterial amount of ordinary course real estate services.
Meetings and Committees of Our Board of Directors

Our Board of Directors held 9 meetings during the year ended December 31, 2020. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time. Our Audit Committee currently consists of Ms. Bauer and Messrs. Cervinka, Snow, and McIntyre. Mr. Cervinka has served as Chair of the Committee. Effective as of the close of business on April 29, 2021, Mr. Cervinka resigned from the Board and Mr. Snow will become Chair of the Committee as of that date. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq and under special standards established by the SEC for members of audit committees, and the Committee includes at least one member who is determined by our Board to meet the qualifications of an “audit committee financial expert” in accordance with the SEC rules. Our Board has determined that each of Ms. Bauer and Messrs. Cervinka, Snow and McIntyre meets the qualifications of an “audit committee financial expert.” The Committee operates pursuant to an Audit Committee Charter, which is available at

www.nmrk.com/esg/governance

under the heading “Independent Audit Committee,” or upon written request from us free of charge.
Our Audit Committee selects our independent registered public accounting firm, consults with our auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our auditors. The Committee also reviews related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics and administers our whistleblower policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters. The Committee pre-approves all audit services, audit-related services and permitted non-audit services to be performed for us by our auditors, subject to certain minimum exceptions set forth in our Audit Committee Charter. The Committee held 11 meetings during the year ended December 31, 2020.
During 2020, our Audit Committee engaged Ernst & Young LLP (“Ernst & Young”) to be our auditors for the year ending December 31, 2020. Ernst & Young was also approved to perform reviews of each of our quarterly financial reports for the year ending December 31, 2020, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.
Our Board of Directors has a Compensation Committee. The members of the Committee are currently Ms. Bauer and Messrs. Cervinka, Snow and McIntyre, all of whom are independent directors. Mr. Snow has served as Chair of the Committee. Effective April 29, 2021, Mr. Cervinka resigned from the Board and Ms. Bauer will become Chair of the Committee as of that date. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the Newmark Holdings, L.P. Participation Plan, which we refer to as the “Participation Plan,” our Long-Term Incentive Plan, which we refer to as the “Equity Plan” and our Incentive Bonus Compensation Plan, which we refer to as our “Incentive Plan.” The Committee operates pursuant to a Compensation Committee Charter, which is available at
www.nmrk.com/esg/governance
under the heading “Independent Compensation Committee,” or upon written request from us free of charge. The Committee held 8 meetings during the year ended December 31, 2020.
Our Board of Directors also has an Environmental, Social and Governance (“ESG”) Committee. The members of the Committee are currently Ms. Bauer and Mr. McIntyre, both of whom are independent directors. On April 27, 2021, Mr. McIntyre became Chair of the ESG Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for working with management to review ESG initiatives and procedures appropriate to the Company, to provide periodic review of ESG practices and policies and to review management’s current ESG strategy to ensure the Company engages in appropriate practices and technologies and otherwise make recommendations on these matters to the full Board. The Committee operates pursuant to an Environmental, Social and Governance Committee Charter, which is available at
www.nmrk.com/esg/governance
under the heading “Independent Environmental, Social and Governance Committee,” or upon written request from us free of charge. The Committee was formed in November 2020 and held no meetings during the year ended December 31, 2020. The Committee has met in 2021.

During 2020, all directors attended 100% of the total number of meetings of the Board of Directors and the committees of which he or she was a member.
Nominating Process
All directors participate in the consideration of director nominees recommended for selection by a majority of the independent directors as defined by the published listing requirements of Nasdaq. Accordingly, our Board of Directors does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. The Board believes that such participation of all directors is appropriate given the size of our Board and the level of participation of all of our independent directors in the nomination process. The Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors and, absent special circumstances, the Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a recommendation for a director candidate should follow the instructions set forth in this Amendment under the section below entitled “Communications with Our Board of Directors.”
Qualification Criteria and Diversity
Our Board of Directors considers the following minimum criteria when reviewing a director nominee: director candidates must (1) have the highest character and integrity, (2) be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director and (5) have the capacity and desire to represent the best interests of our stockholders. In addition, the Board considers as one factor among many the diversity of Board candidates, which may include diversity of gender, age and ethnicity. The Board also considers diversity of skills and experience as well as geographic background. Our Board screens candidates, does reference checks and conducts interviews, as appropriate. Our Board does not evaluate nominees for director any differently because the nominee is or is not recommended by a stockholder.
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
Chairman of the Board
Our Board of Directors has determined that, in light of Mr. Lutnick’s control of the stockholder vote of the Company through his control of Cantor, having a separate Chairman of the Board and principal executive officer is not efficient or appropriate for us. Additionally, our Board does not have a lead independent director for the same reason.
We believe that we and our stockholders are best served by having Mr. Lutnick serve as Chairman of the Board and as our principal executive officer. Mr. Lutnick’s role as Chairman, which combines the roles of Chairman of the Board and principal executive officer, promotes unified leadership and direction for our Board of Directors and executive management, and it allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans. Mr. Gosin, who serves as our CEO, and who is not a director, provides strong leadership in strategic initiatives, acquisitions and day-to -day management of the business and industry-leading experience in our markets. Our strong and independent Board effectively oversees our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. Our Board is composed of independent, active and effective directors. Four of our five directors meet the independence qualifications in accordance with the published listing requirements of Nasdaq and the SEC and our Board’s standards for determining director independence. Mr. Lutnick is the only member of executive management who is also a director. Requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained through the composition of our Board, the strong leadership of our independent directors and Board committees and our highly effective corporate governance structures and processes.
Corporate Governance Guidelines
The Board of Directors has adopted Corporate Governance Guidelines that provide the framework for the governance of the Company. The Guidelines address, among other things, the composition and structure of the Board, including membership criteria, independence standards and limits on other directorships, duties and responsibilities of directors, meeting procedures, committees of the Board, executive officer leadership development and stockholder engagement, including with respect to environmental, social and governance (“ESG”) /sustainability matters. The Board reviews these principles and other aspects of governance annually. The Guidelines are available at
www.nmrk.com/esg/governance
under the heading “Corporate Governance Guidelines” or upon written request from the Company free of charge.
Executive Sessions
In order to comply with Nasdaq rules, the Board of Directors has resolved that it will continue to schedule and/or provide opportunities during at least two meetings per year in which the independent directors will meet without the presence of Mr. Lutnick.

Annual Meetings
The Corporate Governance Guidelines provide that each member of the Board of Directors is expected to attend Annual Meetings of Stockholders of the Company. At the 2020 Annual Meeting of Stockholders, held on September 22, 2020, all of the Company’s directors were in attendance.
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
Our management has implemented an enterprise risk management program to enhance our existing processes through an integrated effort to identify, evaluate and manage risks that may affect our ability to execute our corporate strategy and fulfill our business objectives. The activities of the enterprise risk management program entail the identification, prioritization and assessment of a broad range of risks (e.g., strategic, operational, cybersecurity and information security, financial, legal/regulatory, reputational and market) and the formulation of plans to mitigate their effects.
Our Board of Directors generally discusses cybersecurity and information security risks annually with the Chief Technology Officer and other relevant technology and security personnel.
Similarly, in designing and implementing our executive compensation program, the Compensation Committee takes into consideration our operating and financial objectives, including our risk profile, and considers executive compensation decisions based in part on incentivizing our executive officers to take appropriate business risks consistent with our overall goals and risk tolerance.
Non-executive brokers, managers and other professionals are generally compensated based upon production or commissions, which may involve committing to certain transactions in certain of our businesses. These transactions may expose the Company to risks by individual employees, who are motivated to increase production. While we have in place management oversight and risk management policies, there is an inevitable conflict of interest between our compensation structure and certain brokerage, transactional, or similar risks on various portions of our businesses.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE POLICIES AND PRACTICES (ESG / SUSTAINABILITY)
We believe that our environmental, social and governance policies and practices will create sustainable long-term value for Newmark, our stockholders and other stakeholders, our clients and our employees while also helping us mitigate risks, reduce costs, protect brand value, and identify market opportunities. With the Board’s and its Committees’ oversight, we are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term stockholder value.
To learn more about policies and practices and our continuing efforts related to human capital and ESG matters, please refer to the ESG/sustainability section of our website at www.
nmrk.com/esg
for further information. You may also find our Corporate Governance Guidelines, Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, Hedging Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website and in the annual proxy statement. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this Amendment or the Original 10-K.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2020 and 2021 through the date hereof, the Company believes that all reports were filed on a timely basis with respect to transactions in 2020 and 2021 through the date hereof, except that Mr. Merkel filed a late Form 4 on March 5, 2021 to report his spouse’s disposition of shares of Class A common stock on November 9, 2020, and a late Form 4 on April 29, 2021 to report his acquisition of shares of Class A common stock from the Company on March 16, 2021 and his disposition of such shares to the Company on that same day.
CODE OF ETHICS AND WHISTLEBLOWER PROCEDURES
Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to members of our Board of Directors, our executive officers, other officers and our covered employees globally. The Code of Business Conduct and Ethics is publicly available on our website at
http://www.nmrk.com/esg/governance
under the heading “Code of Business Conduct & Ethics.” If we amend or grant any waiver from a provision of our Code of Business Conduct and Ethics that applies to our executive officers, we intend to publicly disclose such amendment or waiver by posting information about such amendment or waiver on our website.

In accordance with the requirements of the Sarbanes-Oxley Act, the Audit Committee has established our whistleblower policy, which sets forth procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The Chief Legal Officer and the Corporate Secretary, and his, her or their designees and the Chairman of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures. Our whistleblower policy is publicly available on our website at
http://www.nmrk.com/esg/governance
under the heading “Whistleblower Complaint and Investigation Procedures for Accounting, Internal Controls, Auditing Matters and Employment and Labor Practices.” Information available on our website is not incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Introduction
Separation and Spin-Off of the Company
On December 19, 2017, the Company, which had previously been a wholly owned subsidiary of BGC Partners, completed its initial public offering (“IPO”). Through the following series of transactions prior to and following the completion of the Separation (as defined below) and the IPO, Newmark became a separate publicly traded company. Prior to the closing of the IPO, on December 13, 2017, BGC Partners, BGC Holdings, BGC U.S. OpCo, the Company, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered into the separation and distribution agreement (as amended on November 8, 2018 and amended and restated on November 23, 2018, the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, BGC, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark group (defined below), the “BGC group”) transferred to the Company, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark group”) the assets and liabilities of the BGC group relating to BGC’s Real Estate Services business (such series of transactions that resulted in the transfer are herein referred to as the “Separation”). For more information on our IPO and transactions and agreements related to the Separation and the IPO, see “Certain Relationships and Related Transactions, and Director Independence—Separation, Initial Public Offering, and Spin-Off.”
On November 30, 2018, BGC Partners completed its previously announced pro-rata distribution (the “Spin-Off”) to its stockholders of all of the shares of our common stock owned by BGC Partners as of immediately prior to the effective time of the Spin-Off. In addition, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata (the “BGC Holdings distribution”) all of the exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units. Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be our controlling stockholder, and BGC Partners and its subsidiaries no longer held any shares of our common stock or other equity interests in us or our subsidiaries. For more information on the Spin-Off, see “Certain Relationships and Related Transactions, and Director Independence—Separation, Initial Public Offering, and Spin-Off—the Spin-Off.”
In connection with our IPO in December 2017, we established the Equity Plan and the Incentive Plan, under which the Compensation Committee of our Board of Directors may pay compensation in the form of cash, shares of our common stock or other equity awards, to our directors, executive officers or other officers or employees. We also maintain the Participation Plan, under which the Committee may award Newmark Holdings units to our directors, executive officers or other officers or employees. Prior to the IPO, our executive officers received awards under the BGC compensation plans.
Effect of the Separation and Spin-Off on Executive Compensation
Prior to our IPO, we did not have a Board of Directors or a Compensation Committee. As such, compensation decisions prior to December 2017 were made by the BGC Board of Directors and the Compensation Committee, in the case of Mr. Lutnick, who is also an executive officer of BGC, and by Mr. Lutnick, in the case of Messrs. Gosin and Rispoli and James R. Ficarro, a former executive officer who resigned in November 2018, who were not executive officers of BGC. Following our IPO, our executive compensation program was designed and implemented by the Compensation Committee of our Board of Directors and is described below. For 2018 and 2019, year-end compensation for each of our executive officers, including compensation awarded under our Participation Plan, Equity Plan and Incentive Plan (collectively, the “Newmark Compensation Plans”), was determined by our Compensation Committee.
In connection with the Separation, interests in Newmark Holdings were distributed to holders of interests in BGC Holdings in proportion to such interests of BGC Holdings held by such holders immediately prior to the Separation. Due to such distribution, any BGC Holdings-related interest that existed as of December 13, 2017 also included 0.454545 of a Newmark Holdings-related interest, and any redemption or exchange of a BGC Holdings-related interest prior to the Spin-Off must also have included the redemption or exchange of the associated ratable portion of a Newmark Holdings-related interest. This 0.454545 figure was based on what the distribution ratio would have been had the Spin-Off occurred immediately following the IPO.
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

In connection with the Spin-Off, holders of BGC Partners restricted stock awards participated in the distribution as if such holders held unrestricted shares of BGC Partners common stock, and following the Spin-Off, any shares of Newmark common stock issued in respect of restricted BGC Partners common stock remained subject to any vesting, lapse or forfeiture restrictions applicable to the restricted BGC Partners shares prior to the Spin-Off. Restricted stock unit (“RSU”) awards outstanding under the Seventh Amended and Restated BGC Partners, Inc. Long Term Incentive Plan (the “BGC Equity Plan”) at the time of the Spin-Off were adjusted so that each holder of a BGC Partners RSU award continued to hold a BGC RSU award covering BGC Partners Class A common shares, but also received a Newmark RSU award covering Newmark Class A common shares on an “as distributed basis” in order to reflect the impact of the Spin-Off on the pre-Spin-Off BGC Partners RSU awards. Such RSUs generally have the same terms, including vesting terms, as the pre-Spin-Off BGC Partners RSU awards, subject to any adjustments made by the Compensation Committee of the BGC Partners Board of Directors.
COMPENSATION DISCUSSION AND ANALYSIS
Background
Our principal executive officer for 2020 was our Chairman, Howard W. Lutnick. Our other three most highly compensated executive officers for 2020 were Barry M. Gosin, Stephen M. Merkel and Michael J. Rispoli. For 2018, 2019 and 2020, executive compensation was determined and approved by our Compensation Committee for all executive officers. Mr. Merkel’s compensation is not included for 2018 because he became an executive officer in January 2019.
For 2018, 2019 and 2020, after the Separation, the compensation determined and approved by our Compensation Committee for Newmark matters for Messrs. Lutnick, Gosin, Rispoli, Ficarro (for 2018) and for Messrs. Lutnick, Gosin, Rispoli, and Merkel (for 2019 and 2020) is reflected in full below. In each case compensation includes salary, other cash compensation and non-cash compensation.
The following compensation discussion and analysis describes the material elements of our executive compensation program for 2020, including aspects of our executive compensation program which were designed and implemented by the Compensation Committee of our Board of Directors in March 2021, at which time 2020 year-end compensation decisions with respect to each of our executive officers were reviewed and approved.
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
We believe that the compensation of our executive officers should reflect their success in attaining key corporate objectives, such as growth or maintenance of market position, success in attracting and retaining qualified brokers and other professionals, increasing or maintaining revenues and/or profitability, developing new products and marketplaces, completing acquisitions, dispositions, restructurings, and other value-enhancing transactions and integrating any such transactions, as applicable, meeting established goals for operating earnings, earnings per share and increasing the total return for stockholders, including stock price and/or dividend increases, and maintaining and developing customer relationships and long-term competitive advantage. Such objectives may also include the ability to respond to extraordinary events and manage the business under changing health, environmental, microeconomic and financial circumstances.
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

Overview of Compensation and Processes
For 2020, executive compensation was composed of the following principal components: (i) a base salary, which is designed to retain talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award that is intended to tie financial rewards to the achievement of the Company’s short- or longer-term performance objectives; and (iii) an incentive program that is designed to promote the achievement of short- and long-term performance goals and to align the long-term interests of executive officers with those of stockholders through the grant of awards. In all cases, performance objectives and goals relate to the performance of our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.
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
From time to time, the Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2020, Korn Ferry (which we refer to as the “Advisor”) advised the Committee. The Committee retained the Advisor to provide surveys and other information with respect to pay practices and compensation levels at the Company’s peer group and other companies, and the Committee discussed with the Advisor all compensation arrangements for 2020. While the Committee does take into consideration such peer data, the Committee does not attempt to benchmark executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis. The Committee considered whether the Advisor had any conflicts of interest in advising the Committee. The Committee considered whether the Advisor had been providing services of any other nature to the Company; the amount of fees received from the Company by the Advisor; the policies and procedures adopted by the Advisor that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by the Advisor who worked on Company matters and any member of the Committee; whether any business or personal relationship existed between such consultants and any of our executive officers; and whether the Advisor or such consultants hold any of our Class A common stock. The Advisor also provides services to the compensation committee of the board of directors of BGC Partners from time to time. Upon evaluating such considerations, the Committee found no conflicts of interest in the Advisor advising the Committee.
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
At or around the year-end Compensation Committee meetings, our Chairman, Mr. Lutnick, makes compensation recommendations to the Committee with respect to the other executive officers. Such executive officers are not present at the time of these deliberations. With respect to its determination of the Chairman’s compensation, the Committee shall consider such information received from the Chairman as it deems necessary or appropriate. The Committee deliberates separately in executive sessions with the Advisor as to all executive officers other than Mr. Lutnick in the presence of Mr. Lutnick, and separately in executive sessions with the Adviser as to all executive officers, including Mr. Lutnick. The Committee may accept or adjust Mr. Lutnick’s recommendations and makes the sole determination of the compensation of all of our executive officers. In accordance with our Corporate Governance Guidelines, the Committee shall review and evaluate, at least annually, the performance and leadership of Mr. Lutnick as Chairman and Mr. Gosin as CEO. Based upon the results of this evaluation, and input from the Advisor, the Committee reviews and approves Mr. Lutnick’s and Mr. Gosin’s compensation.
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

We provide long-term incentives to our executive officers through the grants of limited partnership units under the Participation Plan and exchange rights or cash settlement awards in connection with such partnership units and restricted stock and other equity grants under the Equity Plan. In addition, executive officers may receive a portion of their Incentive Plan bonuses in equity or partnership awards, rather than cash, with the number of awards determined by reference to the market price of a share of our Class A common stock on the date that the award is granted or such other date that awards to executive officers are made generally. Grants under our Equity Plan and our Participation Plan have vesting provisions that are time- based, rather than performance-based, vesting schedules, although both plans are flexible enough to provide for performance-based awards.
In designing and implementing our executive compensation program, our Compensation Committee considers our operating and financial objectives, including our risk profile, and the effect that our executive compensation decisions will have on encouraging our executive officers to take an appropriate level of business, operational and market risk consistent with our overall goal of enhancing long-term stockholder value. In particular, the Committee considers those risks identified in our risk factors and the known trends and uncertainties identified in our management discussion and analysis, and considers how our executive compensation program serves to achieve its operating, financial and other strategic objectives while at the same time mitigating any incentives for executive officers to engage in excessive risk-taking to achieve short-term results that may not be sustainable in the long-term. Our Committee may also consider specific performance measures or grants based on specific events or particular strategic efforts or transactions.
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
Discretionary and Retentive Partnership Opportunities
To incentivize executive officers and hold them accountable to stockholders, our Compensation Committee uses a variety of highly retentive partnership units under the Participation Plan. These partnership awards are granted as a tax-efficient, strongly retentive, and risk-appropriate means to align the interests of the executive officers with those of our long-term stockholders. For executive officers, these grants may include NPSUs, along with PSUs and PPSUs, and the Committee believes that the features of the units, coupled with the discretion of the Committee to grant the right of partnership distributions, exchangeability into shares of Class A common stock of Newmark, and various liquidity opportunities, create a best-in-class form of incentive award for our executives. Until such units are made exchangeable into a share of Class A common stock or exchanged for cash or, in some cases, made exchangeable into another partnership unit with a capital account such as a HDU, at the discretion of the Committee, these units are generally forfeitable for any reason, subject to certain exceptions. We believe this incentivizes performance. These partnership units may be redeemed for zero by the Committee at its discretion. Traditionally, the Committee generally has not granted options and equity-based awards such as RSUs to executives and emphasized instead these flexible and retentive limited partnership units. The Committee has recently granted NPSUs, along with PSUs/PPSUs, and HDUs, provided as long-term incentives to executive officers, which awards are generally coupled with performance-based grants of exchange rights and cash settlement awards. Certain of our executive officers have previously received BGC Holdings NPSUs and received Newmark Holdings NPSUs in connection with the Separation. The Committee may consider RSUs and options, as well as partnership units and other forms of compensation, in future grants.
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
Our executive officers have much of their personal net worth in a combination of our equity-based awards and non-exchangeable and exchangeable limited partnership units. Messrs. Lutnick, Gosin, Merkel and Rispoli hold limited partnership units in Newmark Holdings. Mr. Lutnick holds additional partnership interests in Cantor, which, through its and CFGM’s ownership of shares of our Class B common stock, owns 56.6% of the total voting power of the outstanding Newmark common stock as of March 31, 2021. Mr. Merkel also holds additional partnership interests in Cantor.
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
Our Compensation Committee may grant equity and partnership awards to executive officers in a variety of ways under the Equity Plan and the Participation Plan, including restricted stock, RSUs, exchange rights, cash settlement awards and other equity grants under the Equity Plan and non-exchangeable limited partnership unit awards under the Participation Plan. Grants of such awards may have different accounting treatment and may be reported differently in the compensation tables and related narratives depending upon the type of award granted and how and when it is granted.
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
The BGC compensation committee may also award grants of exchangeability of BGC Holdings units to certain of our directors, executive officers or other officers or employees. Grants of exchangeability relating to Newmark Holdings units and BGC Holdings units may be made at any time in the discretion of the relevant Compensation Committee, and future grant practices may differ from prior practices, including without limitation in connection with performance achievement, changes in incentive arrangements, accounting principles, and tax laws (including deductibility of compensation) and other applicable laws.
Clawback, Forfeiture and Recoupment
The highly retentive nature of the NPSUs, PSUs and similar partnership units, which may be redeemed for zero at any time by the Compensation Committee, as well as the non-compete, non-disparagement and other obligations under the Newmark Holdings Partnership Agreement, provides extraordinary discretion and superior clawback power to the Committee. Accordingly, we do not have a separate general compensation recovery or “clawback” policy. Further, our annual policy is to provide the majority of our compensation through highly retentive partnership units or other equity with strong vesting mechanisms. Accordingly, we do not require additional share ownership or hold-through retirement thresholds.

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
We generally establish base pay at levels comparable to our peer group and other companies which employ similarly skilled personnel, including CBRE Group, Inc., Colliers International Group, Inc., Cushman & Wakefield plc, FirstService Corporation, Jones Lang LaSalle Inc., Marcus & Millichap Inc., Redfin Corp., RE/MAX Holdings, Inc., Savills plc and Zillow Group, Inc.. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we generally do not expect to engage in benchmarking.
Currently, Mr. Lutnick expects to spend approximately 33% of his time on our matters and Mr. Merkel expects to spend approximately 25% of his time on our matters. These percentages may vary depending on business developments at Newmark or Cantor, BGC Partners or any of our or their respective affiliates. As a result, these key employees (and others in key executive or management roles who we may hire from time to time) dedicate only a portion of their professional efforts to our business and operations, and there is no contractual obligation for them to spend a specific amount of their time with us and/or BGC Partners or Cantor. Messrs. Gosin and Rispoli spend all of their full business time on our matters, including on investments or ventures.
Base Salaries for 2020 and Voluntary Executive Base Salary Reductions
Base salary and similar cash payment rates for 2020 were established in March 2020 by our Compensation Committee with respect to each of our executive officers, based on their continuing qualifications, experience and responsibilities. The base rate for 2020 was continued at $1,000,000 for Messrs. Lutnick and Gosin. The base rate for Mr. Rispoli for 2020 was increased to $700,000, effective as of March 2, 2020. The base rate for Mr. Merkel for 2020 was continued at $500,000. On April 27, 2020, in response to the continuing macroeconomic impact of the COVID-19 pandemic, our executive officers volunteered to reduce their annual base salaries by 50% for Messrs. Lutnick and Gosin and by 15% for Messrs. Merkel and Rispoli. These reductions were effective as of April 27, 2020 and remained in place until December 31, 2020.
Base Salaries for 2021
Base salary and similar cash payment rates for 2021 were established in March 2021 by our Compensation Committee with respect to each of our executive officers, based on their continuing qualifications, experience and responsibilities. The base rate for 2021 was continued at $1,000,000 for Messrs. Lutnick and Gosin. The base rate for Mr. Rispoli for 2021 was increased to $750,000 effective April 1, 2021, and the base rate for Mr. Merkel for 2021 was continued at $500,000. Mr. Rispoli’s $50,000 base salary increase was awarded due to his increased responsibilities in connection with strategic transactions and his leadership during the COVID-19 pandemic.
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
Incentive Plan Bonus Goals for 2020
In the first quarter of 2020, our Compensation Committee determined that Messrs. Lutnick, Gosin, Rispoli and Merkel, our executive officers for 2020, would be participating executives for 2020 in our Incentive Plan.
For 2020, our Compensation Committee used the same performance criteria for all the executive officers and set individual bonus opportunities for 2020 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieved operating profits or adjusted earnings annually for 2020, as calculated on substantially the same basis as in the Company’s 2019 year-end earnings release, or (ii) the Company achieved improvement or percentage growth in gross revenue or total transaction volumes for any product annually for 2020 as compared annually to 2019 over any of its peer group members or industry measures, as reported in the Company’s 2020 earnings release, in each case calculated on substantially the same basis as in the Company’s 2019 earnings release, and compared to the most recently available peer group information or industry measures, (each of which we refer to as a “Performance Goal”) in each case subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin-offs or any other extraordinary corporate transactions in accordance with the Bonus Plan, the Incentive Plan and the Participation Plan, as applicable.
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
Incentive Plan Bonuses Awarded for 2020
On March 16, 2021, having determined that the Performance Goals established in the first quarter of 2020 had been met for 2020, our Compensation Committee made awards, effective as of April 1, 2021, to the participating executive officers for 2020 under our Incentive Plan. The awards were granted using a stock price of $11.09 on March 16, 2021, and adjusted by the 0.9365 exchange ratio in effect as of such date, and provided a combination of short- and long-term incentives that align the Company’s financial performance with its executive compensation. In addition to short- term cash compensation awarded to certain executives, the Committee awarded significant portions of its 2020 compensation to all executives in the form of long-term partnership units. These units are eligible for partnership distributions, if any, in the current period, which are tied to the Company’s current and future earnings and may rise and fall with the Company’s results and market conditions in a given period. The units awards, however, are issued as non-exchangeable and the non- preferred unit awards may be made exchangeable into the Company’s Class A common stock at a future time at the Committee’s discretion, thus incentivizing future performance by aligning it with the Company’s stock price. The Committee considered the impact of the Company’s earnings and stock performance when making these awards for 2020 as well as the impact of the COVID-19 pandemic on various businesses and the Company’s results as a whole. The impact of any of these measures during 2021 or beyond may materially impact the value of current and previous partnership awards, thus aligning the interests of the executives with those of our stockholders. This alignment is more important than ever in the face of volatile markets and the unprecedented business climate in light of the ongoing impact of the COVID-19 pandemic. Further, all of such 2020 partnership awards are forfeitable in the event that an executive were to leave the Company and compete or otherwise violate applicable partnership obligations. These components are more important than ever in unpredictable times.
Total compensation for all executive officers was reduced by approximately 25% due to the impact of the COVID-19 pandemic on the Company’s business as a whole. This amount included the voluntary base salary reductions, which occurred in April 2020 and continued until year end 2020, as well as incentive bonus reductions as a component of year-end compensation. The Committee considered specific business factors, including relative reductions in leasing revenues, and the disproportionate impact in the East and West Coast markets, as well as the improved volumes and market share in GSE originations, DUS lending and property management. Base salaries were returned at year end to pre-pandemic levels.

•
Mr. Lutnick’s 2020 aggregate bonus of $3,450,000 was paid solely in a long-term partnership award represented by 166,025 non-exchangeable Newmark Holdings PSUs and 166,025 non-exchangeable Newmark Holdings PPSUs. The bonus for Mr. Lutnick represented a $1,050,000, or approximate 23.3%, decrease from the prior year in light of the impact of the COVID-19 pandemic on the Company’s business as a whole. This long-term award represents an incentive which aligns Mr. Lutnick’s compensation with the Company’s performance and earnings and is critical for the present market.

•
Mr. Gosin’s aggregate bonus of $7,933,891 for 2020 was paid solely in a long-term incentive partnership award represented by 381,804 non-exchangeable Newmark Holdings PSUs and 381,804 non-exchangeable Newmark Holdings PPSUs. The bonus for Mr. Gosin represented a $2,566,109, or approximate 24.4%, decrease from the prior year in light of the impact of the COVID-19 pandemic on the Company’s business as a whole. This long-term award represents an incentive which aligns Mr. Gosin’s compensation with the Company’s performance and earnings and is critical for the present market.

•
Mr. Rispoli’s aggregate bonus of $392,288 for 2020 was paid solely in a long-term partnership award represented by 18,878 non-exchangeable Newmark Holdings PSUs and 18,878 non-exchangeable Newmark Holdings PPSUs. These units were granted by the Committee to continue to incentivize Mr. Rispoli in his efforts with respect to the Company’s overall finances and increased operational responsibilities. The bonus for Mr. Rispoli represented a $307,712, or approximately 44.0%, decrease from the prior year as a result of the impact of the COVID-19 pandemic on the Company’s business as a whole.

•
Mr. Merkel’s 2020 bonus of $579,000 was paid solely in a long-term partnership award represented by 27,864 non-exchangeable Newmark Holdings PSUs and 27,864 non-exchangeable Newmark Holdings PPSUs, reflecting Mr. Merkel’s overall leadership and advice on complex business and legal matters in connection with certain transactions and other projects. The bonus for Mr. Merkel represented a $296,000, or approximate 33.8%, decrease from the prior year as a result of the impact of the COVID-19 pandemic on the Company’s business as a whole.

In making its bonus determinations for 2020, our Compensation Committee considered the pay practices of our peer group and other companies, including a compensation survey prepared by, and advice from, the Advisor. In addition to its decision to reduce total compensation for all executive officers by approximately 25% for the year and the impact of the COVID-19 pandemic, in making individual determinations, it also considered our earnings performance, significant transactions, stock performance, individual contributions toward achievement of strategic goals and overall financial and operating results. These awards were also expected to incentivize our executive officers with respect to future performance and encourage ongoing contributions to our businesses.
Incentive Plan Bonus Goals for 2021
In the first quarter of 2021, the Compensation Committee determined that Messrs. Lutnick, Gosin, Merkel and Rispoli, our current executive officers, would be participating executives for 2021 in the Incentive Plan. For 2021, the Committee established performance criteria for all executive officers and set a bonus for 2021 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieves operating profits or adjusted earnings annually for 2021, as calculated on substantially the same basis as in the Company’s 2020 year-end earnings release, or (ii) the Company achieves improvement or percentage growth in gross revenue or total transaction volumes for any product annually for 2021 as compared to 2020 over any of our peer group members or industry measures, as reported in its 2021 earnings release, in each case calculated on substantially the same basis as in its 2020 earnings release, and compared to the most recently available peer group information or industry measures, in each case, subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin-offs or any other extraordinary corporate transactions in accordance with the Incentive Plan, Equity Plan and the Participation Plan, as applicable. As each of the Company’s executive officers also provides services to certain of our operating partnerships and subsidiaries, potential bonuses for 2021 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.
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
Equity Plan and Participation Plan Awards
It is the Compensation Committee’s general policy to award restricted stock, exchange rights, awards that are repurchased for cash, which we refer to as “cash settlement awards,” and other equity or partnership awards to executive officers in order to align their interests with those of our long- term investors and to help attract and retain qualified individuals. Our Equity Plan permits the Committee to grant restricted stock, stock options, stock appreciation rights, deferred stock such as RSUs, bonus stock, performance awards, dividend equivalents and other stock-based awards, including to provide exchange rights for shares of our Class A common stock and cash settlement awards relating to Newmark Holdings limited partnership units. Our Participation Plan provides for the grant or sale of Newmark Holdings limited partnership units. The total number of Newmark Holdings limited partnership units issuable under the Participation Plan will be determined from time to time by our Board of Directors, provided that exchange rights or cash settlement awards relating to units may only be granted pursuant to other stock-based awards granted under our Equity Plan. Partnership units in Newmark Holdings (other than NPSUs) are entitled to participate in preferred or quarterly partnership distributions from Newmark Holdings and (other than preferred units and NPSUs) are eligible to be made exchangeable for shares of our Class A common stock. We view these incentives as an effective tool in motivating, rewarding and retaining our executive officers.
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
Replacement and Exchange Right Grants
From time to time, the Compensation Committee generally approves monetization of previously issued and outstanding units and shares in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration the retentive impact of the remaining units held by the executives. The 2020 monetizations are described below were approved by the Compensation Committee in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration the retentive impact of the remaining units held by the executives.
Mr. Lutnick
Mr. Lutnick received no standalone monetization with respect to 2020. See below under “Standing Policy for Mr. Lutnick” for a description of the exchange rights and/or other monetizations rights granted to him with respect to 2020 and waived one time by him with such future opportunities to be cumulative.
Mr. Gosin
On March 16, 2021, the Compensation Committee granted Mr. Gosin exchange rights into shares of Class A common stock with respect to 526,828 previously awarded non-exchangeable Newmark Holdings PSUs and 30,871 non-exchangeable Newmark Holdings APSUs held by Mr. Gosin (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $5,792,139 in the aggregate). In addition, on March 16, 2021, the Compensation Committee approved removing the sale restrictions on Mr. Gosin’s remaining 178,232 restricted shares of Class A common stock in BGC (which were originally issued in 2013) and associated 82,680 remaining restricted shares of Newmark Class A common stock (issued as a result of the Company spin-off in November 2018).
Mr. Rispoli
On March 16, 2021, the Compensation Committee granted Mr. Rispoli (i) exchange rights into shares of Class A common stock with respect to 6,043 previously awarded non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $62,758); and (ii) exchange rights into cash with respect to 4,907 previously awarded non-exchangeable Newmark Holdings PPSUs held by Mr. Rispoli (which had an average determination price of $15.57 per unit, for a total of $76,407 in the aggregate to be paid for taxes when (i) is exchanged).
Mr. Merkel
On March 16, 2021, the Company redeemed 30,926 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel for zero and in connection therewith issued 28,962 shares of our Class A common stock. On the same day, the Company repurchased these shares from Mr. Merkel at the closing price of our Class A common stock of $11.09 per share under our stock buyback program. The total payment delivered to Mr. Merkel was $321,189, less applicable taxes and withholdings. The Compensation Committee approved these transactions.
2019 Newmark NPSU Awards
On February 22, 2019, the Compensation Committee granted 500,000 Newmark Holdings NPSUs and 500,000 Newmark Holdings NNPSUs effective April 1, 2019 to Mr. Lutnick. These units will become non-exchangeable Newmark Holdings PSUs and PPSUs (based on the determination price of $10.05 per unit) ratably over 4 years (on each anniversary) as follows:

•
Replacement of NPSUs with PSUs: On or about each April 1 of 2020, 2021, 2022, and 2023, the Company shall grant Mr. Lutnick an aggregate award of 125,000 non-exchangeable PSUs in replacement of 125,000 of the above NPSUs, provided that (i) the Company, inclusive of its affiliates, earns, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of PSUs is to be granted and (ii) except in the event of death prior to the applicable grant date, Mr. Lutnick remains an employee of the Company or an affiliate thereof and has at all times remained in compliance with the Newmark Holdings Limited Partnership Agreement. Pursuant to this grant, on April 1, 2021 the Company granted Mr. Lutnick an aggregate award of 125,000 non-exchangeable PSUs in replacement of 125,000 NPSUs.

•
Replacement of NPPSUs with PPSUs: On or about each April 1 of 2020, 2021, 2022, and 2023, the Company shall grant Mr. Lutnick an aggregate award of 125,000 non-exchangeable PPSUs in replacement of 125,000 of the above NPPSUs (which, upon replacement, shall be cancelled and no longer exist), provided that (i) the Company, inclusive of its affiliates, earns, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of PPSUs is to be granted and (ii) except in the event of death prior to the applicable grant date, Mr. Lutnick remains an employee of the Company or an affiliate thereof and has at all times remained in compliance with the Newmark Holdings Limited Partnership Agreement. Pursuant to this grant, on April 1, 2021 the Company granted Mr. Lutnick an aggregate award of 125,000 non-exchangeable PPSUs in replacement of 125,000 NPPSUs.

Gosin Commissions
Compensation for Mr. Gosin is generally determined in accordance with the employment agreement, as amended from time to time, which he entered into in connection with our IPO, effective as of December 1, 2017 (the “Gosin Employment Agreement”). Mr. Gosin received commissions in 2018 in the amount of $104,893 payable in connection with brokerage transactions. This amount was paid in the form of $10,486 in cash and 6,482 non-exchangeable Newmark Holdings PSUs. Mr. Gosin received commissions in 2020 in the amount of $16,109 payable in connection with brokerage transactions. This amount was paid in the form of $1,611 in cash and 1,519 non-exchangeable Newmark Holdings NPSUs.
2021 Monetization for Mr. Merkel
On April 27, 2021, the Compensation Committee approved an additional monetization opportunity for Mr. Merkel: (i) 73,387 of Mr. Merkel’s 145,384 non-exchangeable Newmark Holdings PSUs were redeemed for zero, (ii) 19,426 of Mr. Merkel’s 86,649 non-exchangeable Newmark Holdings PPSUs were redeemed for a cash payment of $173,863, and (iii) 68,727 shares of our Class A common stock were issued to Mr. Merkel. On the same day, the 68,727 shares of our Class A common stock were repurchased from Mr. Merkel at $10.67 per share, the closing price of our Class A common stock on that date, under our stock buyback program. The total payment delivered to Mr. Merkel was $815,878, less applicable taxes and withholdings.
Standing Policy for Mr. Lutnick
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
On March 16, 2021, pursuant to the Newmark standing policy for Mr. Lutnick, the Compensation Committee granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick. Mr. Lutnick elected to waive such rights one-time with such future opportunities to be cumulative. The aggregate number of Mr. Lutnick’s units for which he waived exchange rights or other monetization rights is 4,423,457 non-exchangeable Newmark Holdings PSUs/NPSUs, inclusive of the PSUs receiving an HDU conversion right and 1,770,016 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $21,555,069 at that time, inclusive of the PPSUs receiving an HDU conversion right.
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

Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties as an executive officer. In 2020, such personal benefits had an aggregate incremental cost of approximately $103,712.
We offer medical, dental, life insurance and short and long-term disability insurance and a 401(k) plan to all employees on a non-discriminatory basis. Medical insurance premiums are charged to employees at varying levels based on total cash compensation.
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

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, which we refer to as the “CD&A,” set forth in this Amendment with management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this Amendment.
Dated: April 29, 2021

THE COMPENSATION COMMITTEE

Michael Snow, Chair Virginia S. Bauer Peter F. Cervinka Kenneth A. McIntyre

EXECUTIVE COMPENSATION
Summary Compensation Table

(a) Name and Principal Position	(b) Year (1)		(c) Salary ($) (3)		(d) Bonus ($) (4)	(e) Equity Awards (Related to Prior Periods) ($)		(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($) (9)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)		(j) Total ($)
Howard W. Lutnick, Chairman	2020 2019 2018	(1) (1)(2) (1)(2)	675,000 1,000,000 1,000,000	(3)	— — —	— — 7,529,510	(4) (4) (4)	— —	3,450,000 4,500,000 4,500,000	— —	— —		4,125,000 5,500,000 13,029,510

Barry M. Gosin, Chief Executive Officer	2020 2019 2018	(2) (2)	675,000 1,000,000 1,000,000	(3)	— — —	— — —	(5) (5) (5)	— —	7,933,891 10,500,000 9,895,107	— — —	119,821 118,653 229,291	(10)(11) (11) (10)(11)	8,728,712 11,618,653 11,124,398

Michael J. Rispoli, Chief Financial Officer	2020 2019 2018	(2) (2)	620,212 625,000 500,000	(3) (2)	— — —	— — —	(6) (6) (6)	— — —	392,288 700,000 600,000	— — —	— — —		1,012,500 1,325,000 1,100,000

Stephen M. Merkel, Chief Legal Officer	2020 2019	(2)	452,250 500,000	(3)	— —	— 2,072,278	(4)(8)	— —	579,000 875,000	— —	— —		1,031,250 3,447,278

James R. Ficarro, Former Chief Operating Officer (12)	2020 2019 2018	(2) (2)	— — 572,884		— —	— — —	(7) (7) (7)	— — —	— — —	— — —	— — —		— — 572,8840

(1)
The table does not include matters for 2018, 2019 and 2020 described above under “Compensation Discussion and Analysis—NPSU Grants and Related Replacement and Exchange Right Grants—Previous BGC Partners Grants Attributable to Newmark” and “Compensation Discussion and Analysis—Replacement and Exchange Right Grants” because the shares granted were fewer than the number of limited partnership units redeemed/exchanged, those units had been granted in partial payment of prior years’ bonuses at full notional value, and the partnership unit and cash payment adjustments described as part of the program were incidental adjustments required by the terms of the partnership unit agreements and the timing of the program in relation to distributions on units.

(2)	The amounts set forth in the table and corresponding footnotes reflect the total compensation awarded to each executive officer for all years presented.
The amount in column (c) for 2019 for Mr. Rispoli reflects a salary rate of $500,000 for the months of January and February 2019, and a salary rate of $650,000 for the months March through December 2019.

(3)
On April 27, 2020, in response to the continuing macroeconomic impact of the COVID-19 pandemic, our executive officers volunteered to reduce their annual base salaries by 50% for Messrs. Lutnick and Gosin and by 15% for Messrs. Merkel and Rispoli. These reductions were effective as of April 27, 2020 and remained in place until December 31, 2020. This table reflects actual amounts paid to the executive officers during the year.

(4)
The 2019 amount under column (e) for Mr. Merkel represents $976,224, which is the aggregate fair value of: (i) the redemption of 40,909 Newmark Holdings PPSUs at the determination price of $8.34 per PPSU (totaling $341,181) and redemption of 50,000 Newmark Holdings PSUs for zero and (ii) issuance of 46,660 shares of Newmark Class A Common Stock at $13.61 per share (totaling $635,043), as part of a larger redemption and shares issuance exercise approved by the Newmark Compensation Committee for Mr. Merkel on December 19, 2019. Such redeemed PSUs and PPSUs were originally issued in 2019 in connection with the issuance of underlying BGC Holdings, L.P. PSUs and PPSUs pursuant to the prior approval of the BGC Compensation Committee in 2016. In addition, the 2019 amount under column (e) for Mr. Merkel represents $1,096,054, which represents 50% of $2,192,108, which is Newmark’s allocation of (i) the redemption of 90,000 BGC Holdings PPSUs at the determination price of $6.26 per PPSU and redemption of 110,000 BGC Holdings PSUs for zero; (ii) issuance of 93,560 shares of BGC Class A Common Stock at $6.26 per share, which is less applicable taxes and withholdings; (iii) the redemption of 40,909 Newmark Holdings PPSUs at the determination price of $10.70 per PPSU and redemption of 50,000 Newmark Holdings PSUs for zero; and (iv) issuance of 42,864 shares of Newmark Class A Common Stock at $10.26 per share, which is less applicable taxes and withholdings, as approved by the BGC Compensation Committee for Mr. Merkel on February 22, 2019. The foregoing amount of $2,192,108 was allocated 50% to BGC and 50% to Newmark based on the allocation methodology for Mr. Merkel. Such redeemed BGC Holdings PSUs and PPSUs were originally issued in 2018 pursuant to the prior approval of the BGC Compensation Committee in 2016, and such redeemed Newmark Holdings PSUs and PPSUs were originally issued in 2018 in connection with the issuance of such BGC Holdings PSUs and PPSUs.

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
In addition, for Mr. Lutnick, column (e) does not include the 500,000 Newmark NPSUs granted to him in 2019 because NPSUs do not represent a right to acquire shares of Newmark Class A common stock and they had no grant date fair value for accounting purposes.
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
In addition, on December 19, 2019, the Compensation Committee granted Mr. Lutnick (i) exchange rights into HDUs with respect to 552,483 non-exchangeable Newmark Holdings PSUs held by Mr. Lutnick (which, based on the closing price of Newmark Class A common stock of $13.61 per share on such date and using the exchange ratio of 0.9332, had a value of $7,017,000); and (ii) exchange rights into cash with respect to 602,463 Newmark Holdings non-exchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $13.25 per unit) for a payment of $7,983,000 for taxes when (i) is exchanged. To date, Mr. Lutnick has not exercised this right to exchange, no cash has been given to Mr. Lutnick and he has not sold any shares in connection with these rights. PPSUs are not included in our fully-diluted share count. Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ bonuses at full notional value.
On March 16, 2021, pursuant to the Newmark standing policy for Mr. Lutnick, the Compensation Committee granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick. Mr. Lutnick elected to waive such rights one-time with such future opportunities to be cumulative. The aggregate number of Mr. Lutnick’s units for which he waived exchange rights or other monetization rights is 4,423,457 non-exchangeable Newmark Holdings PSUs/NPSUs, inclusive of the PSUs receiving an HDU conversion right, and 1,770,016 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $21,555,069 at that time, inclusive of the PPSUs receiving an HDU conversion right.

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

For Mr. Gosin, column (e) also does not include the fair value of the 642,261 non-exchangeable Newmark Holdings PSUs which on March 12, 2018 were redeemed and cancelled in exchange for issuing to Mr. Gosin $10.0 million of Newmark’s Class A common stock, less applicable taxes and withholdings, based on the price of $15.57 per share, which was the closing price of our Class A common stock on that date, resulting in the issuance to Mr. Gosin of 327,746 shares of our Class A common stock that were awarded at full notional value in connection with such prior year-end compensation grants.
On December 31, 2018, the Compensation Committee approved the monetization of 1,909,188 BGC Holdings PSUs held by Mr. Gosin and 264,985 BGC Holdings PPSUs (which had an average determination price of $4.2625 per unit), which transactions had an aggregate fair value of $11,000,000. On February 6, 2019, the Compensation Committee approved a modification which consisted of the following: (i) the right to exchange 1,592,016 non-exchangeable HDUs (which, based on the closing price of the BGC Class A common stock of $6.20 per share on such date, had a fair value of $9,870,501); and (ii) the right to exchange for cash 264,985 BGC Holdings non-exchangeable PPSUs held by Mr. Gosin, (which had an average determination price of $4.2625 per unit), for a payment of $1,129,499 in cash for taxes when such PSUs are exchanged for HDUs. To date, Mr. Gosin has not exercised this right to exchange. Column (e) also does not include the fair value of grants of exchange rights mentioned above that were awarded at full notional value of $2,305,100 in connection with prior year-end compensation grants.
On December 19, 2019, the Compensation Committee granted Mr. Gosin (i) exchange rights into HDUs with respect to 443,872 non-exchangeable Newmark Holdings PSUs held by Mr. Gosin (which, based on the closing price of the Class A common stock of $13.61 per share on such date and using the exchange ratio of 0.9332, had a value of $5,637,548); and (ii) exchange rights into cash with respect to 539,080 Newmark Holdings non-exchangeable PPSUs held by Mr. Gosin (which had an average determination price of $9.947 per unit) for a payment upon such exchange of $5,362,452 for taxes when (i) is exchanged. Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ bonuses at full notional value.
On March 16, 2021, the Compensation Committee granted Mr. Gosin exchange rights into shares of our Class A common stock with respect to 526,828 previously awarded non-exchangeable Newmark Holdings PSUs and 30,871 non-exchangeable Newmark Holdings APSUs held by Mr. Gosin (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $5,792,139 in the aggregate). In addition, on March 16, 2021, the Compensation Committee approved removing the sale restrictions on Mr. Gosin’s remaining 178,232 restricted shares of Class A common stock in BGC (which were originally issued in 2013) and associated 82,680 remaining restricted shares of Newmark Class A common stock (issued as a result of the Company spin-off in November 2018). Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ bonuses at full notional value.

(6)
For Mr. Rispoli, column (e) does not include any of the following units, because these units had previously been granted in partial payment of prior years’ annual bonuses at full notional value: (i) on April 2, 2018, 17,211 non-exchangeable BGC Holdings PSUs, and 14,082 non-exchangeable BGC Holdings PPSUs, of which 9,381 BGC Holdings PPSUs have a determination price of $9.07 per unit and 4,701 BGC

Holdings PPSUs have a determination price of $11.40 per unit, were made exchangeable, (ii) On April 17, 2015, 2,094 BGC Holdings PSUs and 1,606 BGC Holdings PPSUs were made exchangeable, on December 1, 2015, 196 BGC Holdings PSUs and 160 BGC Holdings PPSUs were made exchangeable, on May 2, 2016, 4,755 BGC Holdings PSUs and 2,540 BGC Holdings PPSUs were made exchangeable, and on April 17, 2017, 17,040 BGC Holdings PSUs and 13,942 BGC Holdings PPSUs were made exchangeable. On June 9, 2016, 4,755 BGC Holdings PSUs were exchanged for a value of $42,528 and 2,540 BGC Holdings PPSUs for a value of $16,993.
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
On December 19, 2019, the Compensation Committee granted Mr. Rispoli (i) exchange rights into HDUs with respect to 5,846 non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli (which, based on the closing price of the Class A common stock of $13.61 per share on such date and using the exchange ratio of 0.9332, had a value of $74,250); and (ii) exchange rights into cash with respect to 4,917 Newmark Holdings non-exchangeable PPSUs held by Mr. Rispoli (which had an average determination price of $12.355 per unit) for a payment of $60,750 for taxes when (i) is exchanged. Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ bonuses at full notional value.
On March 16, 2021, the Compensation Committee granted Mr. Rispoli (i) exchange rights into shares of Class A common stock with respect to 6,043 previously awarded non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $62,758); and (ii) exchange rights into cash with respect to 4,907 previously awarded non-exchangeable Newmark Holdings PPSUs held by Mr. Rispoli (which had an average determination price of $15.57 per unit, for a total of $76,407 in the aggregate to be paid for taxes when (i) is exchanged). Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ bonuses at full notional value.

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

(8)
For Mr. Merkel, column (e) does not include the fair value of the cancellation on December 19, 2019 of 145,464 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel, and the cancellation of 178,179 non-exchangeable Newmark Holdings PPSUs (which had an average determination price of $10.61 per unit) because the foregoing units had been previously granted in partial payment of prior years’ bonuses at full notional value. Additionally, on December 19, 2019, Mr. Merkel exchanged 4,222 already exchangeable Newmark Holdings PSUs, which were units distributed to him in the Separation, in exchange for 3,940 shares of Class A common stock. These transactions resulted in Mr. Merkel being issued a total of 132,429 shares of Class A common stock. On that same day, the Company purchased Mr. Merkel’s 132,429 shares issued pursuant to the above at the closing price on the date of approval, which was $13.61, for total net proceeds of approximately $1,802,359.

On March 16, 2021, the Compensation Committee approved the right of Mr. Merkel to convert 30,926 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel into 28,962 shares of Class A common stock (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $321,189). On March 16, 2021, Mr. Merkel converted these 30,926 non-exchangeable Newmark Holdings PSUs into 28,962 shares of Newmark Class A common stock which the Company repurchased on the same day for $321,189 in total consideration, less applicable taxes and withholding, under its then-current buyback program. Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ bonuses at full notional value.

(9)
The amounts in column (g) reflect the bonus awards to our named executive officers under our Incentive Plan. For 2020, Mr. Lutnick’s Incentive Plan bonus was paid $3,450,000 in the form of 166,025 non-exchangeable Newmark Holdings PSUs and 166,025 non-exchangeable Newmark Holdings PPSUs; Mr. Gosin’s Incentive Plan bonus was paid $7,933,891 in the form of 381,804 non-exchangeable Newmark Holdings PSUs and 381,804 non-exchangeable Newmark Holdings PPSUs; Mr. Rispoli’s bonus was paid $392,288 the form of 18,878 non-exchangeable Newmark Holdings PSUs and 18,878 non-exchangeable Newmark Holdings PPSUs and Mr. Merkel’s bonus was paid $579,000 in the form of 27,864 non-exchangeable Newmark Holdings PSUs and 27,864 non-exchangeable Newmark Holdings PPSUs.

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

(10)
For 2020, Mr. Gosin received commissions in the amount of $16,109 payable in connection with brokerage transactions. This amount was paid in $1,611 in cash and $14,498 in the form of 1,519 non-exchangeable Newmark Holdings NPSUs.

For 2018, Mr. Gosin received commissions in the amount of $104,893 payable in connection with brokerage transactions. This amount was paid in $10,486 in cash and $94,407 in the form of 6,482 non-exchangeable Newmark Holdings PSUs. In connection with his execution of a new employment agreement, on March 12, 2018, the Compensation Committee approved a grant of exchangeability with respect to 52,293 BGC Holdings APSUs, 1,146,696 BGC Holdings PSUs and 51,011 BGC Holdings PPSUs held by Mr. Gosin together with the ratable portion of the Newmark Holdings interests or units held in association with such BGC Holdings APSUs, PSUs and PPSUs.
On March 12, 2018, the Compensation Committee authorized the Company to issue Mr. Gosin a net 327,746 shares of our Class A common stock, based on the price of $15.57 per share, which was the closing price of our Class A common stock on that date, following the redemption and cancellation of an aggregate of 642,261 non-exchangeable Newmark Holdings PSUs.

(11)
Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties. Such personal benefits had an aggregate incremental cost of approximately, $124,398 in 2018, $118,653 in 2019 and $103,712 in 2020. See “Compensation Discussion and Analysis—Perquisites” above.

(12)	Mr. Ficarro resigned from the Company effective November 2018 and was not paid a bonus for 2018.

Grants of Plan-Based Awards
The following table shows all grants of plan-based awards to the named executive officers in 2020:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Name	Grant Date	Threshold ($)	Target ($)	Allowable Plan Maximum ($) (1)	Threshold (#)	Target (#)	Maximum (#)
Howard W. Lutnick	1/1/20	—	—	25,000,000	—	—	—	—	—	—	—
Barry M. Gosin	1/1/20	—	—	25,000,000	—	—	—	—	—	—	—
Michael J. Rispoli	1/1/20	—	—	25,000,000	—	—	—	—	—	—	—
Stephen M. Merkel	1/1/20	—	—	25,000,000	—	—	—	—	—	—	—

(1)
The amounts in column (e) reflect the maximum possible individual payment under the Newmark Incentive Plan. During 2020, there were no specific minimum and target levels under the Newmark Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Newmark Incentive Plan for 2020, and the Newmark compensation committee retained negative discretion to award less than this amount. Actual amounts paid to each named executive officer for 2020 are set forth in column (g) of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year End
None of the named executive officers held any unexercised options as of December 31, 2020. The following table shows all exchangeable units representing a right to acquire shares of our Class A common stock held by each of the named executive officers as of December 31, 2020:

	Option Awards					Grant Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options/ Exchangeable Units Exercisable/ Exchangeable (1) (#)	(c) Number of Securities Underlying Unexercised Options/ Exchangeable Units Unexercisable/ Unexchangeable (2) (#)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#) (2)	(h) Market Value of Shares or Units of Stock That Have Not Vested (2)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	1,111,933	0	—	—	—	—	—	—	—
Barry M. Gosin	2,035,806	0	—	—	—	—	—	—	—
Michael J. Rispoli	23,363	0	—	—	—	—	—	—	—
Stephen M. Merkel	0	0	—	—	—	—	—	—	—

(1)
For Mr. Lutnick, column (b) represents 473,073 exchangeable Newmark Holdings PSUs, 552,483 non-exchangeable PSU-H units, and 86,377 exchangeable Newmark Holdings PSUs granted in connection with the Spin-Off held as of December 31, 2020.

For Mr. Gosin, column (b) represents 1,438,597 exchangeable Newmark Holdings PSUs, 443,872 non-exchangeable PSU-H units, 60,873 exchangeable Newmark Holdings PSUs granted in connection with the Spin-Off and 92,464 exchangeable Newmark Holdings APSUs held as of December 31, 2020.
For Mr. Rispoli, column (b) represents 17,081 exchangeable Newmark Holdings PSUs, 5,846 non-exchangeable PSU-H units, and 436 exchangeable Newmark Holdings PSUs granted in connection with the Spin-Off held as of December 31, 2020.
These exchangeable Newmark Holdings PSUs and Newmark Holdings APSUs were issued in connection with the Separation and Distribution Agreement and may be exchanged at any time on a 1:0.9365 basis (based on the exchange ratio as of April 5, 2021) for shares of Newmark’s Class A common stock, subject to adjustment and the terms of the Separation and Distribution Agreement. As of December 31, 2020, the closing market price of a share of Class A common stock was $7.29.
Non-exchangeable Newmark Holdings PSUs, NPSUs or Newmark Holdings APSUs held as of December 31, 2020 that are eligible to be granted exchange rights into Newmark Class A common stock were as follows: Mr. Lutnick, 4,174,669 units; Mr. Gosin, 1,539,304 units; Mr. Rispoli, 62,280 units; and Mr. Merkel, 176,310 units. These non-exchangeable Newmark Holdings PSUs/NPSUs/APSUs were issued in connection with the Separation and Distribution Agreement.
As of December 31, 2020, Messrs. Gosin, Rispoli and Mr. Merkel did not hold any non-exchangeable Newmark Holdings NPSUs that are eligible to be replaced by non-exchangeable Newmark Holdings PSUs/PPSUs, which in turn would be eligible to be granted exchange rights for shares of Newmark Class A common stock or cash.

(2)
Column (c) does not include non-exchangeable Newmark Holdings PPSUs held as of December 31, 2020 because they did not represent a right to acquire our Class A common stock. As of December 31, 2020, the non-exchangeable Newmark Holdings PPSUs held by the named executive officers were as follows: Mr. Lutnick, 1,564,504 units; Mr. Gosin, 1,035,682 units; Mr. Merkel, 86,649 units; and Mr. Rispoli, 63,939 units.

Option Exercises and Stock Vested
During 2020, Newmark had no outstanding stock options, no options were exercised by any of the named executive officers and no stock vested for any of the named executive officers.

Potential Payments upon Termination and Change in Control
The following table provides information regarding the estimated amounts payable to the named executive officers listed below, upon either termination or continued employment if such change in control had occurred on December 31, 2020 under their change in control and other agreements, described below, in effect on December 31, 2020. For Mr. Gosin, we have reflected 100% of the amounts he would be paid on a termination of his employment without “cause,” because the payments would have been the same whether or not a change in control of BGC Partners or Newmark had occurred. Messrs. Merkel and Rispoli are not eligible for additional benefits upon termination or a change in control. All amounts are determined, where applicable, using the $7.29 closing market price of our Class A common stock as of December 31, 2020, and the exchange ratio of 0.9379 as of December 31, 2020 to the extent applicable in accordance with SEC rules. All amounts, including estimated vesting of equity compensation and tax gross-up payments, are subject to the specific terms and conditions set forth in the applicable change in control or other agreements and applicable law:

Name	Base Salary ($)		Bonus ($)	Earned but Unpaid Commissions	Non-Compete Payments ($)		Vesting of Equity Compensation ($)	Welfare Benefit Continuation ($)	Tax Gross- Up Payment ($) (6)	Total ($)
Howard W. Lutnick
Termination of Employment in connection with a Change in Control(1)	1,350,000		6,900,000	—	—		—	96,548	—	8,346,548
Extension of Employment in connection with a Change in Control	675,000		3,450,000	—	—		—	96,548	—	4,221,548
Barry M. Gosin
Termination of Employment without Cause Prior to a Change in Control(2)	675,000	(4)			2,000,000	(5)	—	—	—	2,675,000
Termination of Employment without Cause in connection with a Change in Control(3)	675,000	(4)			2,000,000	(5)	—	—	—	2,675,000
Any Termination of Employment	—		—	—	2,000,000	(5)	—	—	—	2,000,000

(1)
Upon a change in control at December 31, 2020, Mr. Lutnick would have had the right to receive (i) replacement of any partnership units ineligible for exchange rights with new partnership units eligible for such exchange rights, (ii) grants of immediately exchangeable exchange rights into stock or cash, as applicable, with respect to any non-exchangeable limited partnership units (including those replacement units described in clause (i)); and (iii) the immediate lapse of any restrictions on transferability of any shares of restricted stock held by him at such time.

At December 31, 2020, Mr. Lutnick held 4,727,152 of such non-exchangeable, non-preferred Newmark Holdings limited partnership units including PSUs, PSU-Hs and NPSUs. Based on the closing price of Newmark Class A common stock of $7.29 on December 31, 2020 and the exchange ratio of 0.9365 as of December 31, 2020, the aggregate fair value of the shares and cash underlying such grants would have been $32,272,668.
As of December 31, 2020, Mr. Lutnick held 1,564,604 non-exchangeable Newmark Holdings PPSUs, PPSU-Hs and PNPSUs. Based upon the applicable determination price of each grant of the foregoing Newmark Holdings units, the cash value underlying such exchange rights would have been $19,523,790.
With regard to the above Newmark Holdings PSU-Hs, Mr. Lutnick has the right from Newmark to exchange 552,483 non-exchangeable Newmark Holdings PSU-Hs into 515,577 non-exchangeable Newmark Holdings HDU partnership units (which, based on the closing price of the Newmark Class A common stock of $13.61 per share on the grant date and the exchange ratio of 0.9332 as of December 19, 2019, had a value of $7,017,000 and exchange for cash 602,463 Newmark non-exchangeable PPSU-Hs (which had an average determination price of $13.2506 per unit), for a payment of $7,983,000 for taxes when such PSU-Hs are exchanged into HDUs.
As of December 31, 2020, Mr. Lutnick did not hold any shares of our restricted stock. In each case, the units exclude any units subject to redemption for zero or for cash in accordance with applicable agreements. See “—Change in Control Agreements”.

(2)
Upon a termination of Mr. Gosin’s employment without cause, any unvested compensatory partnership units held by Mr. Gosin would vest immediately. At December 31, 2020, Mr. Gosin had no unvested partnership units. See “—Employment Agreements” below.

(3)
Upon a change in control at December 31, 2020, any PSUs held by Mr. Gosin in Newmark Holdings and BGC Holdings as of such date would have been immediately exchangeable into restricted shares of Class A common stock of Newmark or BGC, as applicable, transferable ratably over the first through third anniversaries of the Change in Control, subject to certain conditions. Mr. Gosin also has this right with respect to any PSUs that he then holds in BGC Holdings in the event of a change of control of BGC Partners under the terms of his agreement with BGC Holdings.

See “—Change in Control Agreements”. Newmark would have borne the expense of each of the above transactions if they had occurred, including with respect to the non-exchangeable BGC Holdings PSUs held by Mr. Gosin.
At December 31, 2020, Mr. Gosin held 1,983,175 of such non-exchangeable Newmark Holdings PSU, PSU-H and APSU units. Based on the closing price of our Class A common stock of $7.29 on December 31, 2020 and the exchange ratio of 0.9365 as of December 31, 2020, the value of the shares underlying such grants of exchange rights would have been $10,511,587. With respect to the above Newmark Holdings PSU-Hs, Mr. Gosin has the right from Newmark to exchange 443,872 non-exchangeable Newmark Holdings PSU-Hs into 414,221 non-exchangeable Newmark Holdings HDU partnership units (which, based on the closing price of Newmark Class A common stock of $13.61 per share on the grant date, had a value of $5,637,548 and exchange for cash 539,080 Newmark Holdings non-exchangeable PPSU-Hs (which had an average determination price of $9.9474 per unit), for a payment of $5,362,452 for taxes when such PSU-Hs are exchanged into HDUs.
At December 31, 2020, Mr. Gosin held 1,592,016 of non-exchangeable BGC Holdings PSU and PSU-H units. Based on the closing price of BGC Class A common stock of $4.00 on December 31, 2020, the value of the shares underlying such grants of exchange rights would have been $6,368,064. With respect to the above BGC Holdings PSU-Hs, Mr. Gosin has the right from BGC to exchange 1,592,016 non-exchangeable BGC Holdings PSU-Hs into 1,592,016 non-exchangeable BGC Holdings HDU partnership units (which, based on the closing price of BGC Class A common stock of $6.20 per share on the grant date, had a value of $9,870,499, and exchange for cash 264,985 BGC Holdings non-exchangeable PPSU-Hs (which had an average determination price of $4.2625 per unit), for a payment of $1,129,499 for taxes when such PSU-Hs are exchanged for HDUs. Newmark already has taken a GAAP non-cash and non-tax-deductible compensation charge for such BGC Holdings PSU-Hs and PPSU-Hs.
At December 31, 2020, Mr. Gosin held 82,680 shares of Newmark restricted stock.

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

(6)
Mr. Lutnick is also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding partnership units as stated in footnote (1). The aggregate tax-gross up payment upon a termination of employment in connection with a change of control is $41,529,194 when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2020. The aggregate tax-gross up payment upon an extension of employment in connection with a change of control is $37,594,158 when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2020.

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

Employment Agreements
In connection with the completion of the IPO, Newmark OpCo and Barry M. Gosin entered into the Gosin Employment Agreement, pursuant to which Mr. Gosin serves as Chief Executive Officer of Newmark, reporting directly to Mr. Lutnick. The Gosin Employment Agreement provides for a term commencing as of December 1, 2017 and ending on the earlier of (i) the twelve-month anniversary of the date on which either party notifies the other party in writing of its intention not to terminate the agreement and (ii) the date the agreement is otherwise terminated in accordance with its terms.
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
2020 Principal Executive Officer Pay Ratio
The following information contains the relationship of the median annual total compensation of employees and independent contractors and brokers of Newmark and its subsidiaries to the annual total compensation of Mr. Lutnick, our Chairman and principal executive officer.
For 2020, we used the same median employee we used in 2018 and 2019 as permitted by the SEC. Our median employee was a Transactions Services Coordinator in the United States. There has been no change in organizational structure, employee demographics or any employee compensation arrangements that would significantly affect our ability to use the previously identified median employee for this disclosure.
The pay ratio for the annual total compensation of the median employee to the principal executive officer was calculated for the 2020 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and the pay ratio was determined as follows:

•	the annual total compensation of the median employee was $68,124;

•	the annual total compensation of the Chairman, as reported in the Summary Compensation Table, was $4,125,000; and

•	the ratio of the annual total compensation of the Chairman to the median employee of the Company was approximately 61 to 1.
As an additional comparison, the pay ratio for the annual total compensation of the median employee to Mr. Gosin, our Chief Executive Officer, as calculated on the same basis was approximately 128 to 1.
Compensation of Directors
Directors who are also our employees do not receive additional compensation for serving as director. The compensation schedule for our non-employee directors is as follows:

•	an annual cash retainer of $100,000,

•	an annual stipend for the chair of our Compensation Committee of $15,000,

•	an annual stipend for the chair of our ESG Committee of $15,000, and

•	an annual stipend for the chair of our Audit Committee of $25,000.
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
The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2020:

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Michael Snow Director	136,062.50	50,000	—	—	—	—	186,062.50
Virginia S. Bauer Director	122,750	50,000	—	—	—	—	172,750
Peter F. Cervinka Director(4)	144,937.50	50,000	—	—	—	—	194,937.50
Kenneth A. McIntyre Director	122,750	120,000	—	—	—	—	242,750

(1)
Howard Lutnick, our Chairman, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the Summary Compensation Table. This table includes compensation paid with respect to 2020.

(2)
Reflects the grant date fair value of RSUs granted on September 22, 2020 to each of Messrs. Cervinka, Snow and McIntyre and Ms. Bauer. More information with respect to the calculation of these amounts is included in the footnotes to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K. Mr. McIntyre received 5,465 RSUs granted on January 2, 2020 at his initial appointment. In addition, on September 22, 2020, each of Messrs. Cervinka, Snow and McIntyre and Ms. Bauer was granted 12,049 RSUs. As of December 31, 2020, Mr. Cervinka had 14,695 RSUs outstanding; Mr. Snow had 14,695 RSUs outstanding, Mr. McIntyre had 14,782 RSUs outstanding and Ms. Bauer had 14,695 RSUs outstanding.

(3)	No options were granted to non-employee directors in 2020. As of December 31, 2020, none of the non-employee directors had any options outstanding.
(4)	Mr. Cervinka resigned effective April 29, 2021.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of Ms. Bauer and Messrs. Cervinka, Snow and McIntyre. Mr. Snow served as the Chairman of the Committee throughout 2020. On April 29, 2021, Mr. Cervinka resigned from the Board and Ms. Bauer will become Chairman of the Committee as of that date. All of the members who served on our Committee during 2020 were independent directors. No member of the Committee had any relationship with the Company during 2020 pursuant to which disclosure would be required under applicable SEC rules. With the exceptions of Mr. Lutnick, during 2020, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Committee or on our Board. Mr. Lutnick serves on the board of directors of BGC Partners.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information, as of March 31, 2021, with respect to the beneficial ownership of our Class A common stock and Class B common stock by: (1) each stockholder, or group of affiliated stockholders, that owns more than 5% of any class of our outstanding capital stock; (2) each of the named executive officers; (3) each director; and (4) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 125 Park Avenue, New York, New York 10017. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table. In addition, certain of the limited partnership interests of Newmark Holdings will be exchangeable with us for shares of our Class A common stock or shares of our Class B common stock equal to the exchange ratio (which, as of March 31, 2021 was and is currently 0.9365, but is subject to adjustment as set forth in the Separation and Distribution Agreement (as hereinafter defined)). The table and footnotes below are based on a one-to-0.9365 exchange ratio. See “Certain Relationships and Related Transactions, and Director Independence —Amended and Restated Newmark Holdings Limited Partnership Agreement—Exchanges.”
As of March 31, 2021, Cantor is obligated to distribute an aggregate of 7,284,934 shares of our Class A common stock consisting of (i) 6,469,630 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 815,305 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares” and, together with the April 2008 distribution rights shares, the “distribution rights shares”), all of which can be distributed within 60 days of March 31, 2021. Certain partners elected to receive their shares and others elected to defer receipt of their shares until a future date. As a result, certain of these distribution rights shares are included both in the number of shares beneficially owned directly by Cantor, and indirectly by CF Group Management, Inc. (“CFGM”) and Mr. Lutnick as a result of their control of Cantor, and in the number of shares beneficially owned directly by CFGM, Mr. Lutnick and the other recipients of distribution rights shares, resulting in substantial duplications in the number of shares set forth in the table below. Once Cantor delivers these 7,284,934 distribution rights shares, these shares will no longer be reflected as beneficially owned directly by Cantor and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor. Instead, beneficial ownership of the shares will only be reported by CFGM and Mr. Lutnick to the extent of their direct holdings of the shares, and Mr. Lutnick’s indirect holdings as a result of his control of KBCR Management Partners, LLC (“KBCR”) and LFA LLC (“LFA”), and by the other recipients of the distribution rights shares.

Name	Class B Common Stock				Class A Common Stock
	Shares		%		Shares		%
5% Beneficial Owners (1):
Cantor Fitzgerald, L.P.	44,588,861	(2)	99.2	(3)	44,588,861	(4)	21.4	(5)
CF Group Management, Inc.(10)	44,942,187	(6)	100.0	(3)	45,967,799	(7)	22.0	(8)
Vanguard Group Inc.	—		—		21,218,015		13.0
BlackRock, Inc.	—		—		10,837,189		6.6

Executive Officers and Directors (1):
Executive Officers
Howard W. Lutnick(11)	44,942,187	(9)	100.0	(3)	57,032,062	(12)	26.2	(13)
Barry M. Gosin	—		—		4,729,446	(14)	2.9	(15)
Stephen M. Merkel	—		—		13,868	(16)	*
Michael J. Rispoli	—		—		23,618	(17)	*
Directors
Michael Snow	—		—		12,171	(18)	*
Virginia S. Bauer	—		—		22,079	(19)	*
Peter F. Cervinka	—		—		12,079	(20)	*
Kenneth A. McIntyre	—		—		—	(21)	*
All executive officers and directors as a group (8 persons)	44,942,187		100.0		61,845,324		28.4	(22)

*	Less than 1%

(1)
Based upon information supplied by directors, executive officers and 5% beneficial owners in filings under Sections 13(d) and 16(a) of the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”).

(2)
Consists of (a) 20,932,207 shares of our Class B common stock held directly and (b) 23,656,654 shares of our Class B common stock acquirable upon exchange of 25,259,977 Newmark Holdings exchangeable limited partnership units held by Cantor.

(3)
Percentage based on (a) 21,285,533 shares of our Class B common stock outstanding and (b) 23,656,654 shares of our Class B common stock acquirable upon exchange of 25,259,977 Newmark Holdings exchangeable limited partnership units held by Cantor.

(4)
Consists of (a) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held directly by Cantor and (b) 23,656,654 shares of our Class A common stock acquirable upon exchange of 25,259,977 Newmark Holdings exchangeable limited partnership units held by Cantor.

(5)
Percentage based on (a) 163,164,204 shares of our Class A common stock outstanding as of March 31, 2021, (b) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (c) 23,656,654 shares of our Class A common stock acquirable upon exchange of 25,259,977 Newmark Holdings exchangeable limited partnership units held by Cantor.

(6)
Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 23,656,654 shares of our Class B common stock acquirable upon exchange of 25,259,977 Newmark Holdings exchangeable limited partnership units held by Cantor.

(7)
Consists of (a) 353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM, (b) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, (c) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred, (d) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (e) 23,656,654 shares of our Class A common stock acquirable upon exchange of 25,259,977 Newmark Holdings exchangeable limited partnership units held by Cantor.

(8)
Percentage based on (a) 163,164,204 shares of our Class A common stock outstanding as of March 31, 2021, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock held by Cantor and CFGM (c) 23,656,654 shares of our Class A common stock acquirable upon exchange of 25,259,977 Newmark Holdings exchangeable limited partnership units held by Cantor, (d) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, and (e) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred.

(9)
Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 23,656,654 shares of our Class B common stock acquirable upon exchange of 25,259,977 Newmark Holdings exchangeable limited partnership units held by Cantor.

(10)	CFGM is the managing general partner of Cantor.
(11)	Mr. Lutnick is the Chairman and Chief Executive Officer of CFGM and also the trustee of an entity that is the sole shareholder of CFGM. CFGM is the managing general partner of Cantor.
(12)	Mr. Lutnick’s holdings consist of:

(i)	2,334,940 shares of our Class A common stock held directly;

(ii)	232,327 of our Class A common stock held in Mr. Lutnick’s 401(k) account (as of March 31, 2021);

(iii)
1,682,570 shares of our Class A common stock held in various trust, retirement and custodial accounts consisting of (a) 960,989 shares held in Mr. Lutnick’s grantor retained annuity trust (GRAT), (b) 301,803 shares held by a trust for the benefit of descendants of Mr. Lutnick and his immediate family (the “Trust”), of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees, (c) 107,251 shares held in a Keogh retirement account for Mr. Lutnick, (d) 249,498 shares held by trust accounts for the benefit of Mr. Lutnick and members of his immediate family, (e) 37,918 shares held in Mr. Lutnick’s personal asset trust, of which he is the sole trustee, (f) 13,268 shares held in other retirement accounts, (g) 7,827 shares held in custodial accounts for the benefit of certain members of Mr. Lutnick’s family under the Uniform Gifts to Minors Act, and (h) 4,016 shares of Class A common stock held in other retirement accounts for Mr. Lutnick’s spouse;

(iv)	353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM;

(v)	20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor;

(vi)	23,656,654 shares of our Class A common stock acquirable upon exchange of 25,259,977 Newmark Holdings exchangeable limited partnership interests held by Cantor;

(vii)	3,591,626 shares of our Class A common stock acquirable upon exchange of 3,591,626 April 2008 distribution rights by Mr. Lutnick, receipt of which has been deferred;

(viii)	571,238 shares of our Class A common stock acquirable upon exchange of 571,238 February 2012 distribution rights by Mr. Lutnick, receipt of which has been deferred;

(ix)	951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred;

(x)	74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred;

(xi)	746,955 shares of our Class A common stock acquirable upon exchange of 746,955 April 2008 distribution rights by the Trust, receipt of which has been deferred;

(xii)
950,057 shares of our Class A common stock acquirable upon exchange of 950,057 April 2008 distribution rights by KBCR, by virtue of Mr. Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor, receipt of which has been deferred;

(xiii)	133,587 shares of our Class A common stock acquirable upon exchange of 133,587 February 2012 distribution rights by KBCR, receipt of which has been deferred;

(xiv)	75,077 shares of our Class A common stock acquirable upon exchange of 75,077 April 2008 distribution rights by LFA, receipt of which has been deferred;

(xv)	7,512 shares of our Class A common stock acquirable upon exchange of 7,512 February 2012 distribution rights by LFA, receipt of which has been deferred;

(xvi)	278,772 shares of our Class A common stock owned of record by KBCR;

(xvii)	16,557 shares of our Class A common stock owned of record by LFA; and

(xviii)	443,045 shares of Class A common stock acquirable upon exchange of 473,072 Newmark Holdings exchangeable limited partnership units by Mr. Lutnick.
These amounts include an aggregate of 7,284,934 shares of our class A common stock acquirable upon exchange of 6,822,539 distribution rights consisting of (a) 6,469,630 shares of our Class A common stock acquirable upon exchange of 6,058,984 April 2008 distribution rights and (b) 815,305 shares of our Class A common stock acquirable upon exchange of 763,555 February 2012 distribution rights, which may generally be issued to such partners upon request.

(13)
Percentage based on (a) 163,164,204 shares of Class A common stock outstanding as of March 31, 2021, (b) 21,285,533 shares of Class A common stock outstanding acquirable upon conversion of 21,285,533 shares of our Class B common stock held by Cantor and CFGM (c) 23,656,654 shares of Class A common stock acquirable upon exchange of 25,259,977 Newmark Holdings exchangeable limited partnership interests held by Cantor, (d) 3,591,626 shares of our Class A common stock acquirable upon exchange of 3,591,626 April 2008 distribution rights by Mr. Lutnick, receipt of which has been deferred, (e) 571,238 shares of our Class A common stock acquirable upon exchange of 571,238 February 2012 distribution rights by Mr. Lutnick, receipt of which has been deferred, (f) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, (g) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred, (h) 746,955 shares of our Class A common stock acquirable upon exchange of 746,955 April 2008 distribution rights by the Trust, receipt of which has been deferred, (i) 950,057 shares of our Class A common stock acquirable upon exchange of 950,057 April 2008 distribution rights by KBCR, receipt of which has been deferred, (j) 133,587 shares of our Class A common stock acquirable upon exchange of 133,587 February 2012 distribution rights by KBCR, receipt of which has been deferred, (k) 75,077 shares of our Class A common stock acquirable upon exchange of 75,077 April 2008 distribution rights by LFA, receipt of which has been deferred, (l) 7,512 shares of our Class A common stock acquirable upon exchange of 7,512 February 2012 distribution rights by LFA, receipt of which has been deferred and (m) 443,045 shares of Class A common stock acquirable upon exchange of 473,072 Newmark Holdings exchangeable limited partnership units by Mr. Lutnick.

(14)
Mr. Gosin’s holdings consists of (a) 2,771,662 shares of our Class A common stock held directly, and (b) 1,957,784 shares of our Class A common stock acquirable upon exchange of 2,090,472 Newmark Holdings exchangeable limited partnership units.

(15)
Percentage based on (a) 163,164,204 shares of our Class A common stock outstanding as of July 31, 2020, and (b) 1,957,784 shares of our Class A common stock acquirable upon exchange of 2,090,472 Newmark Holdings exchangeable limited partnership units held by Mr. Gosin.

(16)
Mr. Merkel’s holdings consist of 10,967 shares of our Class A common stock held directly, and (b) 2,901 held in trusts for the benefit of the Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee of each trust and Mr. Merkel has the power to remove and replace such trustee.

(17)
Mr. Rispoli’s holdings consists of (a) 1,962 shares of our Class A common stock held directly, and (b) 21,656 shares of our Class A common stock acquirable upon exchange of 23,124 Newmark Holdings exchangeable partnership units.

(18)	Mr. Snow’s holdings consist of (a) 12,159 shares of our Class A common stock held directly, and (b) 12 shares of our Class A common stock held by Mr. Snow’s son.
(19)	Ms. Bauer’s holdings consist of 22,079 shares of our Class A common stock held directly.
(20)	Mr. Cervinka’s holdings consist of 12,079 shares of our Class A common stock held directly. Effective April 29, 2021, Mr. Cervinka resigned from the Board.
(21)	Mr. McIntyre does not beneficially own any of our Class A common stock.
(22)
Percentage based on (a) 163,164,204 shares of our Class A common stock outstanding as of July 31, 2020, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock, (c) 23,656,654 shares of our Class A common stock acquirable upon exchange of 25,259,977 Newmark Holdings exchangeable limited partnership units held by Cantor, (d) 2,422,485 shares of our Class A common stock acquirable upon exchange of 2,586,668 Newmark Holdings exchangeable limited partnership units held by our executive officers and directors, (e) 3,591,626 shares of our Class A common stock acquirable upon exchange of 3,591,626 April 2008 distribution rights by Mr. Lutnick, receipt of which has been deferred, (f) 571,238 shares of our Class A common stock acquirable upon exchange of 571,238 February 2012 distribution rights by Mr. Lutnick, receipt of which has been deferred, (g) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, (h) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred, (i) 746,955 shares of our Class A common stock acquirable upon exchange of 746,955 April 2008 distribution rights by the Trust, receipt of which has been deferred, (j) 950,057 shares of our Class A common stock acquirable upon exchange of 950,057 April 2008 distribution rights by KBCR, receipt of which has been deferred, (k) 133,587 shares of our Class A common stock acquirable upon exchange of 133,587 February 2012 distribution rights by KBCR, receipt of which has been deferred, (l) 75,077 shares of our Class A common stock acquirable upon exchange of 75,077 April 2008 distribution rights by LFA, receipt of which has been deferred, and (m) 7,512 shares of our Class A common stock acquirable upon exchange of 7,512 February 2012 distribution rights by LFA, receipt of which has been deferred.

Equity Compensation Plan Information as of December 31, 2020

	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Plan (approved by security holders)	20,571,354	$7.52	366,036,902
Equity compensation plans not approved by security holders	—	—	—

Total	20,571,354	$7.52	366,036,902

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
www.nmrk.com/esg/governance
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

Initial Public Offering
In December 2017, we completed our IPO of 23,000,000 shares of Class A common stock (the “IPO). Prior to the IPO, we were a wholly owned subsidiary of BGC Partners. We received approximately $295.4 million in aggregate net proceeds from the IPO, all of which we used to partially repay indebtedness under a certain term loan that we assumed from BGC Partners prior to the closing of our IPO.
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

In connection with the Spin-Off, the compensation committee of the board of directors of BGC Partners had the exclusive authority to determine the treatment of restricted stock awards and RSU awards outstanding under the BGC Equity Plan. BGC Partners restricted stock awards participated in the distribution as if such holder held unrestricted shares of BGC Partners common stock, and following the Spin-Off, any shares of Newmark common stock issued in respect of restricted BGC Partners common stock remain subject to any vesting, lapse or forfeiture restrictions applicable to the restricted BGC Partners shares prior to the Spin-Off. RSU awards outstanding under the BGC Equity Plan were adjusted so that each holder of a BGC Partners RSU award shall continue to hold a BGC RSU award covering BGC Partners Class A common shares, but also received a Newmark RSU award covering Newmark Class A common shares on an “as distributed basis” in order to reflect the impact of the Spin-Off on the pre-Spin-Off BGC Partners RSU awards. Such RSUs shall generally have the same terms, including vesting terms, as the pre-Spin-Off BGC Partners RSU awards, subject to any adjustments made by the compensation committee of the BGC Partners board of directors.
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
On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC) who were holders of record of such units as of the Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also into shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment).
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
In the event that Newmark Holdings redeems outstanding units under certain circumstances, our Audit Committee has authorized management to sell to the members of the Cantor group exchangeable units equal in number to such redeemed units at a price per exchangeable unit to be determined based on an average daily closing price of the Class A common stock.
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

Exchanges
Each unit of the Newmark Holdings limited partnership interests held by Cantor is generally exchangeable with us for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the current exchange ratio. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9365 as of March 31, 2021.
The Newmark Holdings founding partner interests (which were issued in the Separation to holders of BGC Holdings founding partner interests, who received such founding partner interests in connection with the Separation of BGC Partners from Cantor in 2008) will not be exchangeable with us unless (1) Cantor reacquires such interests from Newmark Holdings upon termination or bankruptcy of the founding partners or redemption of their units (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for Class A common stock or Class B common stock as described above or (2) Cantor determines that such interests can be exchanged by such founding partners with us for Class A common stock, in which case each such Newmark Holdings unit will be exchangeable with us for a number of shares of our Class A common stock equal to the then-current exchange ratio, on terms and conditions to be determined by Cantor. Once a Newmark Holdings founding partner interest becomes exchangeable, such founding partner interest is automatically exchanged upon a termination or bankruptcy (x) with BGC Partners for Class A common stock of BGC Partners (after also providing the requisite portion of BGC Holdings founding partner interests) if the termination or bankruptcy occurs prior to the Spin-Off and (y) in all other cases, with us for our Class A common stock.
In particular, Cantor has provided that 428,177 Newmark Holdings founding partner interests will be exchangeable with us for a number of shares of Class A common stock equal to the then-current exchange ratio, in accordance with the terms of the Newmark Holdings limited partnership agreement.
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
Notwithstanding the foregoing, prior to the Spin-Off, without the prior consent of BGC Partners, no Newmark Holdings limited partnership interests were exchangeable into our shares of common stock. Prior to the Spin-Off, unless otherwise agreed by BGC Partners, in order for a partner to exchange exchangeable limited partnership interests in BGC Holdings or Newmark Holdings into shares of common stock of BGC Partners, such partner must have exchanged both units of a BGC Holdings exchangeable limited partnership interests together with the ratable portion of the associated units of Newmark Holdings exchangeable limited partnership interests, calculated in accordance with the BGC Holdings limited partnership agreement, in order to receive shares of BGC Partners common stock. Prior to the Spin-Off, to the extent that BGC Partners received any Newmark OpCo units as a result of any such exchange of Newmark Holdings exchangeable limited partnership interests or otherwise (as described below), BGC Partners contributed such Newmark OpCo units to us in exchange for a number of shares of our common stock equal to the exchange ratio, which was initially one-for-one, and is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9365 as of March 31, 2021 (with the class of shares of our common stock corresponding to the class of shares of common stock that BGC Partners issued upon such exchange).
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
Cantor’s Right to Purchase Exchangeable Newmark Holding Limited Partnerships Interests Upon Redemption or Exchange of Newmark Holdings Founding Partner Interests
The terms of the Newmark Holdings founding partner interests are substantially the same as the terms of the BGC Holdings founding partner interests. There are no Newmark Holdings founding partner interests outstanding other than from the mathematical carryover from the BGC Holdings founding partner interests (i.e., the Newmark Holdings founding partner interests distributed in the Separation in respect of the outstanding BGC Holdings founding partner interests). No holder of Newmark Holdings founding partner interests is currently employed by us.
Cantor has a right to purchase from Newmark Holdings exchangeable limited partnership interests in the event that any Newmark Holdings founding partner interests that have not become exchangeable are redeemed by Newmark Holdings upon termination or bankruptcy of a founding partner or upon mutual consent of the general partner of Newmark Holdings and Cantor. Cantor has the right to purchase such Newmark Holdings exchangeable limited partnership interests at a price equal to the lesser of (1) the amount that Newmark Holdings would be required to pay to redeem and purchase such Newmark Holdings founding partner interests and (2) the amount equal to (a) the number of units underlying such founding partner interests, multiplied by (b) the exchange ratio as of the date of such purchase, multiplied by (c) the then-current market price of our Class A common stock. Cantor may pay such price using cash, publicly traded shares or other property, or a combination of the foregoing. If Cantor (or the other member of the Cantor group acquiring such limited partnership interests, as the case may be) so purchases such limited partnership interests at a price equal to clause (2) above, neither Cantor nor any member of the Cantor group nor Newmark Holdings nor any other person is obligated to pay Newmark Holdings or the holder of such founding partner interests any amount in excess of the amount set forth in clause (2) above.
In addition, the Newmark Holdings limited partnership agreement provides that (1) where either current, terminating or terminated partners are permitted by us to exchange any portion of their founding partner units and Cantor consents to such exchangeability, we will offer to Cantor the opportunity for Cantor to purchase the same number of new exchangeable limited partnership interests in Newmark Holdings at the price that Cantor would have paid for exchangeable limited partnership interests in the event we had redeemed the founding partner units; and (2) the exchangeable limited partnership interests to be offered to Cantor pursuant to clause (1) above would be subject to, and granted in accordance with, applicable laws, rules and regulations then in effect.
If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9365 as of March 31, 2021. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark Holdings upon exercise of its right to purchase equivalent exchangeable interests.
On March 31, 2021, Cantor purchased from Newmark Holdings an aggregate of (i) 273,088 exchangeable limited partnership interests for aggregate consideration of $1,105,698 as a result of the redemption of 273,088 founding partner interests, and (ii) 735,625 exchangeable limited partnership interests for aggregate consideration of $2,918,919 as a result of the exchange of 735,625 founding partner interests. Following such purchases, as of March 31, 2021 there were 217,617 founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

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
Transfers of Interests
The Newmark OpCo partnership agreement contains restrictions on the transfer of interests in Newmark OpCo. In general, a partner may not transfer or agree or otherwise commit to transfer all or any portion of, or any rights, title and interest in and to, its interest in Newmark OpCo, except in the circumstances described in the Newmark OpCo limited partnership agreement.
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
Parity of Interests
The Newmark OpColimited partnership agreement provides that, at the election of Newmark, in connection with a repurchase of our Class A common stock or similar actions, Newmark OpCo will redeem and repurchase from Newmark a number of units in Newmark OpCo equivalent to the number of shares of Class A common stock repurchased by Newmark in exchange for cash in the amount of the gross proceeds to be paid in connection with such stock repurchase.
Adjustment to Exchange Ratio
Each unit of an exchangeable Newmark Holdings limited partnership interest will be exchangeable with Newmark for a number of shares of Newmark common stock equal to the exchange ratio. The exchange ratio was initially one, but is subject adjustment as set forth in the Separation and Distribution Agreement and was 0.9365 as of March 31, 2021.
For reinvestment, acquisition or other purposes, Newmark may determine to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equityholders (excluding tax distributions from Newmark Holdings) of cash that it receives from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes (which we refer to as “Reinvestment Cash”).
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
provided
that

•
if, in any subsequent fiscal quarter, the Exchange Ratio shall be further adjusted and the Newmark Current Market Price as of the day prior to the date on which such further adjustment is made is greater than the Newmark Current Market Price used in the bullet above, then the Adjustment Factor for such prior fiscal quarter shall be re-calculated using such greater Newmark Current Market Price.

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
The transition services agreement had a term of two years following the Spin-Off, starting on the date of the Separation. This agreement has expired by its terms.
Any particular service provided under the transition services agreement may have been cancelled by the receiving party, with at least 90 days’ prior written notice to the providing party, with no effect on the other services. The terminating party would be charged a termination fee equal to the costs incurred by the party providing services as a result of such termination, including any severance or cancellation fees.
BGC Partners was entitled to continued use of hardware and equipment it used prior to the date of the transition services agreement on the terms and conditions provided until two years following the Spin-Off, even in the event we terminated the transition services agreement, although there was no requirement to repair or replace such hardware or equipment.
During the term of the transition services agreement, the parties provided transition services to each other, including, among others, office space, personnel, hardware and equipment services; communication and data facilities; and any miscellaneous services to which the parties reasonably agreed.
The transition services agreement included provisions for allowing a provider or affiliate to arrange for a third-party to provide for the services.
In consideration for the services provided, the providing party generally charged the other party an amount (including any applicable taxes) equal to (1) the direct cost that the providing party incurred in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agreed.
The transition services agreement provided that the services recipient generally indemnified the services provider for liabilities that it incurred arising from the provision of services other than liabilities arising from fraud or willful misconduct of the service provider.

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
Cantor has existing real estate-related businesses, and Newmark and Cantor are partners in a real estate-related joint venture, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”). While these businesses do not currently compete with Newmark, it is possible that, in the future, real estate-related opportunities in which Newmark would be interested may also be pursued by Cantor and/or Real Estate LP, and Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. For example, Cantor’s commercial lending business has historically offered conduit loans to the multifamily market. While conduit loans have certain key differences versus multifamily agency loans, such as those offered by our real estate capital markets business, there can be no assurance that Cantor’s and/or Real Estate LP’s lending businesses will not seek to offer multifamily loans to our existing and potential multifamily customer base.
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
Our agreements and other arrangements with BGC Partners and Cantor, including the Separation and Distribution Agreement, may be amended upon agreement of the parties to those agreements and approval of our audit committee. During the time that we are controlled by Cantor, Cantor may be able to require us to agree to amendments to these agreements. We may not be able to resolve any potential conflicts, and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. In order to address potential conflicts of interest between or among BGC Partners, Cantor and their respective representatives and us, our amended and restated certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve BGC Partners and/or Cantor and their respective representatives, and our powers, rights, duties and liabilities and those of our representatives in connection therewith. Our certificate of incorporation provides that, to the greatest extent permitted by law, no Cantor Company or BGC Partners Company, each as defined in our certificate of incorporation, or any of the representatives, as defined in our certificate of incorporation, of a Cantor Company or BGC Partners Company will, in its capacity as our stockholder or affiliate, owe or be liable for breach of any fiduciary duty to us or any of our stockholders. In addition, to the greatest extent permitted by law, none of any Cantor Company, BGC Partners Company or any of their respective representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as us or our representatives or doing business with any of our or our representatives’ clients or customers. If any Cantor Company, BGC Partners Company or any of their respective representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined in our certificate of incorporation) for any such person, on the one hand, and us or any of our representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to us or any of our representatives, and will not be liable to us, any of our stockholders or any of our representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity to us or any of our representatives, subject to the requirement described in the following sentence. If a third-party presents a corporate opportunity to a person who is both our representative and a representative of a BGC Partners Company and/or a Cantor Company, expressly and solely in such person’s capacity as our representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to us as our representative with respect to such corporate opportunity, provided that any BGC Partners Company, any Cantor Company or any of their respective representatives may pursue such corporate opportunity if we decide not to pursue such corporate opportunity.
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
Transactions with Cantor Commercial Real Estate Company, L.P.
We have a referral agreement in place with CCRE, in which our brokers are incentivized to refer business to CCRE through a revenue-share agreement. In connection with this revenue-share agreement, Newmark recognized $0.6 million and $0.8 million for the years ended December 31, 2020 and 2019, respectively.
We have an additional revenue-share agreement with CCRE, in which we pay CCRE for referrals for leasing or other services. In connection with this agreement, we did not make any payments under this agreement to CCRE for the years ended December 31, 2020 and 2019.
We also have a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Revenue from these referrals were $0 and $2.6 million for the years ended December 31, 2020 and 2019, respectively. These referrals fees are net of the broker fees and commissions to CCRE of $0 and $1.4 million for the years ended December 31, 2020 and 2019, respectively.
For the years ended December 31, 2020 and 2019, we purchased the primary servicing rights for $227.0 million and $1.2 billion of loans originated by CCRE for $0.2 million and $1.5 million, respectively. We also service loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. We recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $3.8 million for the years ended December 31, 2020 and 2019, respectively, which are included as part of “Management services, servicing fee and other” on the accompanying consolidated statements of operations.

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
Investment in Real Estate LP
Concurrently with the Berkeley Point Acquisition, (i) BGC Partners invested $100 million of cash in Real Estate LP for approximately 27% of the capital of Real Estate LP, and (ii) Cantor contributed approximately $267 million of cash for approximately 73% of the capital of Real Estate LP. As part of the Separation prior to the completion of the IPO, the BGC group contributed its interests in Real Estate LP to Newmark. Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. Real Estate LP is operated and managed by Real Estate LP General Partner, which is controlled by Cantor.
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
On July 22, 2019, Cantor Commercial Real Estate Lending, L.P. (“CCRE Lending”), a wholly-owned subsidiary of Real Estate LP, made a $146.6 million commercial real estate loan (the “Loan”) to a single-purpose company (the “Borrower”) in which Barry Gosin, owns a 19% interest. The Loan is secured by the Borrower’s interest in property in Pennsylvania that is subject to a ground lease. While CCRE Lending initially provided the full loan amount, on August 16, 2019, a third-party bank purchased approximately 80% of the Loan value from CCRE Lending, with CCRE Lending retaining approximately 20%. The Loan matures on August 6, 2029 and is payable monthly at a fixed interest rate of 4.38% per annum. Newmark provided certain commercial loan brokerage services to the Borrower in the ordinary course of its business, and the Borrower paid Newmark a fee, as the broker of the Loan, of $0.7 million. The Audit Committee approved the commercial loan brokerage services and the related fee amount received.
Additional Terms of the BP Transaction Agreement
The BP transaction agreement includes customary representations, warranties and covenants, including covenants related to intercompany referral arrangements among Cantor, Newmark and their respective subsidiaries. These referral arrangements provide for profit-sharing and fee-sharing arrangements at various rates depending on the nature of a particular referral. The parties have further agreed that, subject to limited exceptions, for so long as a member of the Newmark group maintains an investment in Real Estate LP, Real Estate LP and the Cantor group will seek certain government- sponsored and government-funded loan financing exclusively through Berkeley Point.
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

Related Party Receivables and Payables
As of December 31, 2020, the current portion of payables to related parties was $4.4 million.
Notes Payable, Other and Short-term Borrowings
6.125% Senior Notes due 2023
On November 6, 2018, we issued an aggregate of $550.0 million principal amount of 6.125% Senior Notes due 2023 (the “6.125% Senior Notes”). In connection with this issuance of 6.125% Senior Notes, we recorded approximately $0.8 million in underwriting fees payable to Cantor Fitzgerald & Co. (“CF&Co”) and $0.1million to CastleOak Securities, L.P.
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
Debt Repurchase Program
On June 16, 2020, the Board of Directors and the Audit Committee authorized a debt repurchase program for the repurchase by the Company of up to $50.0 million of the Company’s 6.125% Senior Notes and any future debt securities issued by the Company hereafter (collectively, “Company debt securities”). Repurchases of Company debt securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption.
Under the authorization, the Company may make repurchases of Company debt securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company debt securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time upon customary market terms or commissions.
The timing and amount of Company debt securities repurchased under the program, if any, will be at the discretion of management, and will depend on the optimal uses of capital as determined by management, available cash, market conditions, the cost to repurchase such securities as compared to other forms of debt repayment (including debt under the Company’s revolving credit facility), and other considerations. Therefore, there can be no assurance as to the aggregate principal amount of Company debt securities, if any, repurchased. The Company may discontinue the repurchase program at any time. As of December 31, 2020, there was $50.0 million remaining under the debt repurchase program.
Nasdaq Monetization Transaction
On June 18, 2018 and September 26, 2018, we entered into certain transactions related to the monetization of certain shares of Nasdaq common stock we expect to receive in 2019, 2020, 2021 and 2022. Newmark OpCo issued approximately $175 million and $150 million of exchangeable preferred limited partnership units (“EPUs”), respectively, in private transactions to the Royal Banks of Canada (“RBC”) (the “Newmark OpCo Preferred Investment”). Newmark received $152.9 million and $113.2 million of cash in the second and third quarter, respectively, of 2018 with respect to these transactions. The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock is subject to the SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on our accompanying consolidated balance sheets and consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through “Retained earnings” on our accompanying consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.
Contemporaneously with the issuance of the EPUs, the special purpose vehicle (the “SPV”) that is a consolidated subsidiary of Newmark entered into four variable postpaid forward contracts with RBC (together, the “Nasdaq Forwards”). The SPV is an indirect subsidiary of Newmark whose sole assets are the Nasdaq Earn-outs for 2019 through 2022. The Nasdaq Forwards provide the SPV the option to settle using up to 992,247 shares of Nasdaq common stock, to be received by the SPV pursuant to the Nasdaq Earn-out, or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022.
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
On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb, the closing of which will accelerate Newmark’s receipt of Nasdaq Earn-out shares. Upon the closing of Nasdaq’s transaction with Tradeweb, Newmark’s 2021 and 2022 Nasdaq Forwards may be accelerated and settled at Newmark’s or RBC’s option. Actual amounts will depend on the timing of the closing and Nasdaq’s stock price at the time. Nasdaq has stated that the closing is subject to satisfaction of customary closing conditions, including the receipt of regulatory approvals. We can provide no assurance as to when or if the closing will occur.
Transfer of Employees to Newmark
In connection with the expansion of our mortgage brokerage and lending activities, Newmark entered into an agreement with Cantor pursuant to which five former employees of its affiliate, CCRE, transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018 and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million. In consideration for the Cantor payment, Newmark has agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. In July 2020, Newmark paid Cantor $3.3 million based on the employees’ production. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.
Financial Advisor Agreement
In November 2018, the Audit Committee authorized Newmark to enter into an engagement agreement with CF&Co. and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions as requested by Newmark on behalf of its affiliates from time to time on specified terms, conditions and fees.
GSE Loan and Related Party Limits
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
Services Agreement with CFE Dubai
A
s the Company does not yet have a presence in Dubai, in May 2020 the Audit Committee of the Company authorized Newmark & Company Real Estate, Inc. (“Newmark & Co.”), a subsidiary of Newmark, to enter into an agreement with Cantor Fitzgerald Europe (DIFC Branch) (“CFE Dubai”) pursuant to which CFE Dubai will employ and support an individual who is a resident of Dubai in order to enhance Newmark’s capital markets platform, in exchange for a fee. CFE Dubai and Newmark & Co. negotiated a Services Agreement memorializing the arrangement between the parties (the “Services Agreement”). The Services Agreement provides that Newmark & Co. will reimburse CFE Dubai for the individual’s fully allocated costs, plus a mark-up of seven percent (7%). In addition, the Audit Committee of the Company authorized the Company and its subsidiaries to enter into similar arrangements in respect of any jurisdiction, in the future, with Cantor and its subsidiaries, provided that the applicable agreements contain customary terms for arrangements of this type and that the mark-up charged by the party employing one or more individuals for the benefit of the other is between 3% and 7.5%, depending on the level of support required for the employed individual(s).
Sublease to BGC
In May 2020, RKF Retail Holdings LLC, a subsidiary of the Company, entered into a one-year sublease to BGC U.S. OpCo of approximately 21,000 rentable square feet of excess space in New York City. Under the terms of the sublease, BGC U.S. OpCo will pay a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In connection with this agreement, the Company received $0.8 million from BGC for the year ended December 31, 2020.

Transactions Related to Ordinary Course Real Estate Services
On November 4, 2020, the Audit Committee of the Board of Directors authorized entities in which executive officers have a non-controlling interest to engage Newmark to provide ordinary course real estate services to them as long as Newmark’s fees are consistent with the fees that Newmark ordinarily charges for these services.
Arrangement with View
On November 30, 2020, we entered into an arrangement to assist View in the sale of its products and services to real estate clients in exchange for commissions. View. is a Silicon Valley-based producer of high-efficiency dynamic glass that controls light, heat, and glare, providing unobstructed views and privacy using a low voltage control system. In connection with the arrangement, View also agreed to engage us as its exclusive provider of real estate services for a period of at least five years. While View is not under common control with us, it was, at the time that the agreement was executed, the target of a merger with CF Finance Acquisition Corp. II, a special purpose acquisition company sponsored by Cantor.
Special Purpose Acquisition Company
In April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company in which certain of our executive officers are executive officers and are expected to be directors (the “SPAC”). Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18,750, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $300,000 without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC and December 31, 2021.
Retirement Fund Purchase
On April 27, 2021, a Keough retirement account held by Mr. Lutnick purchased 5,154 shares of our Class A common stock from us at the closing price of our Class A common stock on that date of $10.67 per share. The transaction was approved by our Audit Committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Audit fees	$2,719,554	$2,716,056
Audit-related fees	195,090	206,506
Tax fees	1,426,640	750,964
All other fees	—	—

Total	$4,341,284	$3,673,526

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
PRE-APPROVAL POLICIES AND PROCEDURES
During 2020, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2020. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2020 and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services to be performed for us by Ernst & Young.
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

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)

3.1	Amended and Restated Certificate of Incorporation of Newmark Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

3.2	Amended and Restated Bylaws of Newmark Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

4.1	Description of Registrant’s Securities Registered under Section 12 of the Securities and Exchange Act, as amended (included as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

4.2	Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

4.3	First Supplemental Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

4.4	Form of Newmark Group, Inc. 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.1	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.2	Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.3	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.4	Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.5	Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.6	Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.7	Administrative Services Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.8	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.9	Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.10	Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.11	Change of Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.12	Employment Agreement, dated as of December 1, 2017, by and between Newmark Partners, L.P. and Barry M. Gosin (incorporated by reference to Exhibit 10.13 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.13	Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.14	Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and Newmark Holdings, L.P. (incorporated by reference to Exhibit 10.28 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.15	Newmark Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.16	Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.17	Newmark Holdings, L.P. Participation Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.18	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.19	Variable Postpaid Forward Transaction Confirmation Agreement by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.20	Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.21	Variable Postpaid Forward Transaction Supplemental Confirmation Agreements by and between Newmark SPV I, LLC and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.22	2018-2 Parent Agreement by and among Newmark Partners, L.P., Newmark Group, Inc. and Royal Bank of Canada, dated as of September 25, 2018 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on From 8-K filed with the SEC on September 28, 2018)

10.23	Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.24	Intercompany Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.25	First Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference as Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

21.1	List of subsidiaries of Newmark Group, Inc. (included as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

23.1	Consent of Ernst & Young LLP (included as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

31.3	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021).

101	The following materials from Newmark Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2020 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Amendment No. 1 to Annual Report on Form 10-K/A, formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2021.

Newmark Group, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman