Form 10-Q
period 2021-03-31
NEWMARK GROUP, INC.
filed 2021-05-07
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2021
Class A Common Stock, par value $0.01 per share	— shares
Class B Common Stock, par value $0.01 per share	— shares

1

NEWMARK GROUP, INC.

2

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, including any successive waves or variants of the virus, or the emergence of another pandemic, as the extent and duration of the impact on public health, including complications in the implementation of vaccination programs, public acceptance of the vaccine, and governmental and public reactions thereto, including the adoption of vaccine passport requirements by governmental authorities or private operators of public spaces, the impact on the economy, the commercial real estate services industry and the global financial markets, and consumer and corporate clients and customers, including the effect on demand for commercial real estate including office space, levels of new lease activity and renewals, frequency of loan defaults and forbearance, and fluctuations in the mortgage-backed securities market;
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
•uncertainties related to integrating certain assets of Knotel, Inc. ("Knotel") as we build out our flexible office business;
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

•the impact on our stock price from the reduction of our dividend and potential future changes in our capital deployment priorities, including repurchases and our dividend policy, and in Newmark Holdings distributions to partners and the related impact of such reductions, as well as the effect of layoffs, furloughs, salary cuts, and expected lower commissions or bonuses on the repayment of partner loans;
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
•the timing of receipt by us of the remaining Nasdaq shares that we expect to receive, including tax considerations and regulatory restrictions on our ability to receive, hold, pledge, hedge or sell the Nasdaq shares, and any gains or losses on derivatives with respect thereto;
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
•the effect on our business, clients, the markets in which we operate, and the economy in general of inflationary pressures, infrastructure spending, changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in Mexico and other countries, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and future changes to tax policy and other potential political policies resulting from elections and changes in governments;
•our dependence upon our key employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC and various other ventures and investments sponsored by Cantor;
•the effect on our business of changes in interest rates, changes in benchmarks, including the phase out of the London Interbank Offering Rate (“LIBOR”), the transition to alternative benchmarks, and federal and state legislation relating thereto, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, including those related to COVID-19, increases or decreases in deficits and the impact of increased government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

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
•certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage, reduced availability under our Credit Facility, and the need for short or long-term borrowings, including from Cantor, the ability of Newmark to refinance our indebtedness, including in the credit markets, and our ability to satisfy eligibility criteria for government-sponsored loan programs and changes to interest rates and market liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support ongoing business needs on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;
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
•our ability to identify and remediate any material weaknesses in internal controls that could affect our ability to properly maintain books and records, prepare financial statements and reports in a timely manner, control policies, practices and procedures, operations and assets, assess and manage the Company’s operational, regulatory and financial risks, and integrate acquired businesses and brokers, salespeople, managers and other professionals;
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

Our website address is www.nmrk.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D filed on behalf of Cantor., CF Group Management, Inc., our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and business. The information contained on, or that may be accessed through our website, is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$142,854	$191,448
Restricted cash	68,295	66,951
Marketable securities	4,001	33,283
Loans held for sale, at fair value	821,194	1,086,805
Receivables, net	394,064	376,795
Other current assets (see Note 19)	73,451	63,790
Total current assets	1,503,859	1,819,072
Goodwill	593,294	560,332
MSRs, net	527,244	494,729
Loans, forgivable loans and other receivables from employees and partners, net	444,674	454,270
Right-of-use assets	422,711	190,469
Fixed assets, net	115,452	96,367
Other intangible assets, net	61,508	44,289
Other assets (see Note 19)	331,991	322,922
Total assets	$4,000,733	$3,982,450
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$817,033	$1,061,202
Accrued compensation	272,015	279,872
Accounts payable, accrued expenses and other liabilities (see Note 29)	373,441	326,548
Securities loaned	—	33,278
Payables to related parties	6,045	4,392
Total current liabilities	1,468,534	1,705,292
Long-term debt	681,270	680,385
Right-of-use liabilities	426,318	218,629
Other long-term liabilities (see Note 29)	433,747	436,952
Total liabilities	3,009,869	3,041,258
Commitments and contingencies (see Note 31)
Redeemable partnership interests	20,191	20,045
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 169,491,393 and 167,604,348 shares issued at March 31, 2021 and December 31, 2020, respectively, and 163,113,922 and 161,175,894 shares outstanding at March 31, 2021 and December 31, 2020, respectively	1,695	1,676
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at March 31, 2021 and December 31, 2020, convertible into Class A common stock	212	212
Additional paid-in capital	364,213	351,450
Retained earnings	372,387	342,764
Contingent Class A common stock	1,572	1,572
Treasury stock at cost: 6,337,471 and 5,498,228 shares of Class A common stock at March 31, 2021 and December 31, 2020, respectively	(48,221)	(40,531)
Accumulated other comprehensive loss	(2,612)	(2,094)
Total stockholders’ equity	689,246	655,049
Noncontrolling interests	281,427	266,098
Total equity	970,673	921,147
Total liabilities, redeemable partnership interests, and equity	$4,000,733	$3,982,450

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues:
Commissions	$268,836	$268,362
Gains from mortgage banking activities/originations, net	47,393	50,422
Management services, servicing fees and other	187,751	165,146
Total revenues	503,980	483,930
Expenses:
Compensation and employee benefits	289,074	300,257
Equity-based compensation and allocations of net income to limited partnership units and FPUs	14,248	12,914
Total compensation and employee benefits	303,322	313,171
Operating, administrative and other	107,175	92,281
Fees to related parties	6,250	5,812
Depreciation and amortization	21,053	46,039
Total operating expenses	437,800	457,303
Other (loss) income, net	(2,210)	1,438
Income from operations	63,970	28,065
Interest expense, net	(8,813)	(9,030)
Income before income taxes and noncontrolling interests	55,157	19,035
Provision for income taxes	10,579	4,797
Consolidated net income	44,578	14,238
Less: Net income attributable to noncontrolling interests	11,473	6,056
Net income available to common stockholders	$33,105	$8,182
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$31,464	$5,737
Basic earnings per share	$0.17	$0.03
Basic weighted-average shares of common stock outstanding	183,254	177,545
Fully diluted earnings per share
Net income for fully diluted shares	$43,925	$8,933
Fully diluted earnings per share	$0.16	$0.03
Fully diluted weighted-average shares of common stock outstanding	271,194	263,646
(1)Includes a reduction for dividends on preferred stock or EPUs in the amount of $1.6 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively.
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Consolidated net income	$44,578	$14,238
Foreign currency translation adjustments	(625)	(1,277)
Comprehensive income, net of tax	43,953	12,961
Less: Comprehensive income attributable to noncontrolling interests, net of tax	11,473	6,056
Comprehensive income available to common stockholders	$32,480	$6,905

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2021	$1,676	$212	$351,450	$1,572	$(40,531)	$342,764	$(2,094)	$266,098	$921,147
Consolidated net income	—	—	—	—	—	33,105	—	11,473	44,578
Foreign currency translation adjustments	—	—	—	—	—	—	(518)	(107)	(625)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPU's, 1,008,731 units	—	—	—	—	—	—	—	4,025	4,025
Dividends to common stockholders	—	—	—	—	—	(1,841)	—	—	(1,841)
Preferred dividend on EPUs	—	—	—	—	—	(1,641)	—	1,641	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(4,013)	(4,013)
Grant of exchangeability, redemption and issuance of Class A common stock, 2,817,271 shares	19	—	10,706	—	—	—	—	2,964	13,689
Repurchase of 879,243 shares of Class A Common Stock	—	—	—	—	(7,690)	—	—	(1,593)	(9,283)
Restricted stock units compensation	—	—	2,057	—	—	—	—	939	2,996
Balance, March 31, 2021	$1,695	$212	$364,213	$1,572	$(48,221)	$372,387	$(2,612)	$281,427	$970,673

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2020	$1,608	$212	$318,165	$1,461	$(34,894)	$313,112	$—	$340,961	$940,625
Consolidated net income	—	—	—	—	—	8,182	—	6,056	14,238
Foreign currency translation adjustments	—	—	—	—	—	—	(1,277)	—	(1,277)
Cumulative effect of credit loss standard adoption	—	—	—	—	—	(19,023)	—	—	(19,023)
Dividends to common stockholders	—	—	—	—	—	(17,773)	—	—	(17,773)
Preferred dividend on EPUs	—	—	—	—	—	(2,445)	—	2,445	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(952)	(952)
Grant of exchangeability, redemption and issuance of Class A common stock, 436,285 shares	4	—	4,423	—	—	—	—	(2,438)	1,989
Issuance and redemption of limited partnership units including contingent units	—	—	425	(411)	—	—	—	893	907
Restricted stock units compensation	—	—	1,804	—	—	—	—	395	2,199
Balance, March 31, 2020	$1,612	$212	$324,817	$1,050	$(34,894)	$282,053	$(1,277)	$347,360	$920,933

	Three Months Ended March 31,
	2021	2020
Dividends declared per share of common stock	$0.01	$0.10
Dividends declared and paid per share of common stock	$0.01	$0.10

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$44,578	$14,238
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on originated MSRs	(48,138)	(38,967)
Depreciation and amortization	21,053	46,039
Provision/(reversals) for/of credit losses on the financial guarantee liability	(1,648)	14,480
Provision for doubtful accounts	1,190	2,754
Equity-based compensation and allocation of net income to limited partnership units and FPUs	14,296	12,914
Employee loan amortization	17,322	14,468
Non-cash changes in acquisition related earnouts	414	(12,813)
Unrealized (gains) on loans held for sale	(4,035)	(36,061)
Income from an equity method investment	(1,030)	—
Realized loss (gains) on marketable securities	(1,950)	2,204
Unrealized gains on marketable securities	(399)	—
Realized loss (gains) on non-marketable investments	—	16,837
Change in valuation of derivative asset	5,602	(21,173)
Loan originations—loans held for sale	(2,164,595)	(2,545,715)
Loan sales—loans held for sale	2,434,241	2,057,684
Other	885	2,971
Consolidated net income, adjusted for non-cash and non-operating items	317,786	(470,140)
Changes in operating assets and liabilities:
Receivables, net	(15,154)	62,000
Loans, forgivable loans and other receivables from employees and partners	(7,726)	(105,274)
Right of use asset	7,459	6,151
Other assets	8,788	(34,404)
Accrued compensation	(24,230)	(89,742)
Right of use liability	(7,481)	(5,606)
Accounts payable, accrued expenses and other liabilities	6,839	(1,124)
Payables to related parties	4,679	(14,262)
Net cash provided by (used in) operating activities	290,960	(652,401)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(38,971)	(5,850)
Proceeds from the sale of marketable securities	31,631	34,591
Purchases of fixed assets	(2,443)	(9,849)
Purchase of MSRs	—	(92)
Net cash (used in) provided by investing activities	(9,783)	18,800
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	2,164,595	2,545,715
Principal payments on warehouse facilities	(2,408,764)	(2,052,041)
Proceeds from the sale of limited partnership interests	4,025	—
Borrowing of debt	30,000	365,000
Repayment of debt	(30,000)	—
Securities loaned	(33,278)	(36,735)
Treasury stock repurchases	(9,283)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	(6,515)	(36,749)
Dividends to stockholders	(1,841)	(17,773)
Payments on acquisition earn-outs	(37,366)	(1,759)
Deferred financing costs	—	(2,340)
Net cash (used in) provided by financing activities	(328,427)	763,318
Net increase in cash and cash equivalents and restricted cash	(47,250)	129,717
Cash and cash equivalents and restricted cash at beginning of period	258,399	221,872
Cash and cash equivalents and restricted cash at end of period	$211,149	$351,589

	Three Months Ended March 31,
Supplemental disclosures of cash flow information:	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$892	$1,122
Taxes	$105	$56,544
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$244,742	$12,445

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

(a)    Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). For the year ended December 31, 2019, Newmark changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations and statements of cash flow. The change resulted in the reclassification of amortization charges related to equity-based awards, such as REUs and Restricted Stock Units (“RSUs”), from “Compensation and employee benefits” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

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

Newmark receives administrative services to support its operations, and in return, Cantor allocates certain of its expenses to Newmark. Such expenses represent costs related, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor's overhead costs, are included as expenses on the accompanying unaudited condensed consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on a services agreement between Cantor which reflects the utilization of service provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor. Actual costs that would have been incurred if Newmark had performed the services itself would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure (see Note 27 — “Related Party Transactions” for an additional discussion of expense allocations).

Transfers of cash, both to and from Cantor, are included in “Receivables from related parties or Payables to related parties” on the accompanying unaudited condensed consolidated balance sheets and as part of the change in payments to and borrowings from related parties in the financing section prior to the Spin-Off and in the operating section after the Spin-Off on the accompanying unaudited condensed consolidated statements of cash flows.

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

The accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the accompanying unaudited condensed consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of changes in equity of Newmark for the periods presented.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, Newmark early adopted eliminated and modified disclosure requirements as of September 30, 2018. The early adoption of this standard did not have an impact on the accompanying unaudited condensed consolidated financial statements. The additional disclosure requirements were adopted by Newmark beginning January 1, 2020, and the adoption of these fair value measurement disclosures did not have an impact on Newmark’s accompanying unaudited condensed consolidated financial statements. See Note 26 — “Fair Value of Financial Assets and Liabilities” for additional information.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU amends guidance introduced or amended by ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of

Financial Assets and Financial Liabilities. The amendments to ASU No. 2016-13 clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. The clarifying guidance pertaining to ASU No. 2016-01 requires an entity to remeasure an equity security without a readily determinable fair value accounted for under the measurement alternative at fair value in accordance with guidance in ASC 820, Fair Value Measurement; specifies that equity securities without a readily determinable fair value denominated in nonfunctional currency must be remeasured at historical exchange rates; and provides fair value measurement disclosure guidance. Newmark adopted this standard on the required effective date beginning January 1, 2020. The adoption of the hedge accounting and the recognition and measurement guidance amendments did not have a material impact on the accompanying unaudited condensed consolidated financial statements. See above for the impact of adoption of the amendments related to the credit losses standard.

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The guidance clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with already effective SEC final rules, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance and did not have a material impact on the accompanying unaudited condensed consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. For the most part, the guidance was effective upon issuance, and the adoption of the standard did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU is part of the FASB’s simplification initiative, and it is expected to reduce cost and complexity related to accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740, Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. Newmark adopted the standard on the required effective date beginning January 1, 2021 and, with certain exceptions, it was applied prospectively. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the FASB Emerging Issues Task Force). These amendments improve previous guidance by reducing diversity in practice and increasing comparability of the accounting for the interactions between these codification topics as they pertain to certain equity securities, investments under the equity method of accounting and forward contracts or purchased options to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option. Newmark adopted the standard on the required effective date beginning January 1, 2021 on a prospective basis. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The standard amends the Codification by moving existing disclosure requirements to (or adding appropriate references in) the relevant disclosure sections. The ASU also clarifies various provisions of the Codification by amending and adding new headings, cross-referencing, and refining or correcting terminology. Newmark adopted the standard on the required effective date beginning January 1, 2021 and was applied using a modified retrospective method of transition. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

(c)    New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. Management is evaluating and planning for adoption of the new guidance, including forming a cross-functional LIBOR transition team to determine Newmark’s transition plan and facilitate an orderly transition to alternative reference rates, and continuing its assessment on the accompanying unaudited condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard will become effective for Newmark beginning January 1, 2022, can be applied using either a modified retrospective or a fully retrospective method of transition, and early adoption is permitted. Management is currently evaluating the impact of the new guidance on the accompanying unaudited condensed consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the contribution ratio (as hereafter defined), which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of March 31, 2021, the exchange ratio equaled 0.9365.

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

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of March 31, 2021 are exchangeable for 23.7 million shares of Newmark Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the exchange ratio at that time. As of March 31, 2021, the exchange ratio equaled 0.9365.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies,” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no significant changes made to Newmark’s significant accounting policies during the three months ended March 31, 2021.

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

Financial guarantee liability:
Newmark's adoption of ASC 326 impacted the expected credit loss reserving methodology for the financial guarantee liability provided to Fannie Mae under the Delegated Underwriting and Servicing (“DUS”) Program and Freddie Mac’s Targeted Affordable Housing Program “TAH”). The expected credit loss is modeled based on Newmark's historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the financial guarantee liability of $17.9 million through beginning stockholders' equity on January 1, 2020. During the year ended December 31, 2020, there was an increase to the loss sharing liability of $11.6 million. As of December 31, 2020 the balance of the financial guarantee liabilities was $29.6 million. During the three months ended March 31, 2021 there was a reduction in the CECL related provision of $1.6 million. As of March 31, 2021 the balance of the financial guarantee liabilities was $27.9 million. Financial guarantee liabilities are included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. As a result of the adoption of ASC 326, As of December 31, 2019 Newmark had a balance in the allowance for doubtful accounts of $11.8 million. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the reserves of $4.2 million through beginning stockholder's equity on January 1, 2020. The balance of the reserve was $13.4 million as of March 31, 2021 and December 31, 2020 and is included in "Receivables, net" on the accompany consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As a result of the adoption of ASC 326, Newmark recorded a pre-tax reserves of $3.7 million through beginning stockholders' equity on January 1, 2020. As of March 31, 2021 and December 31, 2020, the balance of this reserve was $3.7 million and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets.

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

	Three Months Ended March 31,
	2021	2020
Leasing and other commissions	$147,433	$140,439
Capital markets commissions	121,403	127,923
Gains from mortgage banking activities/origination, net	47,393	50,422
Management services, servicing fees and other	187,751	165,146
Revenues	$503,980	$483,930

(4)    Acquisitions

Newmark acquired the first lien debt of Knotel, Inc. (“Knotel”), a global flexible workspace provider, in December of 2020. Newmark subsequently acquired Knotel's second lien debt in January of 2021. On January 31, 2021, Newmark agreed to provide approximately $19.8 million of debtor-in-possession financing to Knotel and to acquire the business, as part of Knotel's Chapter 11 sales process. On March 18, 2021, Newmark received approval from the U.S. Bankruptcy Court for the District of Delaware to acquire the business of Knotel. On March 24, 2021, Newmark acquired the business of Knotel. The Knotel acquisition has been determined to be a business combination with an acquisition date of March 31, 2021, for accounting purposes. The assets and liabilities of Knotel have been recorded in Newmark’s consolidated balance sheets at fair market value.

For the three months ended March 31, 2021, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Purchase Price
First and second lien debt	$39,293
Debtor-in-possession financing	19,788
Assumed liability	6,958
Total	$66,039

Allocations
Cash	$7,355
Goodwill	33,014
Other intangible assets, net	18,890
Receivables, net	3,305
Fixed Assets, net	20,237
Other assets	44,844
Right-of-use Assets	239,702
Right-of-use Liabilities	(236,634)
Accounts payable, accrued expenses and other liabilities	(64,674)
Total	$66,039

The total consideration for the acquisition during the three months ended March 31, 2021 was $66.0 million in total fair value, comprising of the extinguishment of first and second lien debt of $39.3 million, debtor-in-possession financing of $19.8 million, and an assumed liability of $6.9 million. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $33.0 million, of which approximately $22.4 million is deductible by Newmark for tax purposes.

In January 2020, Newmark completed the acquisition of certain assets of Hopkins Appraisal Services, a national leader in the valuation of restaurants and retail petroleum facilities.

For the year ended December 31, 2020, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Purchase Price
Cash, stock and units issued at closing	$6,249
Contingent consideration	3,590
Total	$9,839

Allocations
Goodwill	$6,294
Other intangible assets, net	2,700
Receivables, net	796
Fixed Assets, net	134
Other assets	29
Accounts payable, accrued expenses and other liabilities	(114)
Total	$9,839

The total consideration for the acquisition during the year ended December 31, 2020 was $9.8 million in total fair value, comprising cash of $5.9 million and $0.4 million of RSUs. The total consideration included contingent consideration of 104,653 RSUs (with an acquisition date fair value of $1.3 million), and $2.2 million in cash that may be issued contingent on certain targets being met through 2022. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $6.3 million, of which $2.4 million is deductible by Newmark for tax purposes.

This acquisition was accounted for using the purchase method of accounting. The results of operations of the acquisition have been included on the accompanying unaudited condensed consolidated financial statements subsequent to the date of acquisition, which in aggregate contributed $1.9 million to Newmark’s revenues for the three months ended March 31, 2020.

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Basic earnings per share:
Net income available to common stockholders (1)	$31,464	$5,737
Basic weighted-average shares of common stock outstanding	183,254	177,545
Basic earnings per share	$0.17	$0.03
(1)Includes a reduction for dividends on preferred stock or EPUs in the amount of $1.6 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively.

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Fully diluted earnings per share:
Net income available to common stockholders	$31,464	$5,737
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	12,461	3,196
Net income for fully diluted shares	$43,925	$8,933
Weighted-average shares:
Common stock outstanding	183,254	177,545
Partnership units (1)	83,556	84,491
RSUs (Treasury stock method)	3,165	1,370
Newmark exchange shares	1,219	240
Fully diluted weighted-average shares of common stock outstanding	271,194	263,646
Fully diluted earnings per share	$0.16	$0.03
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor and BGC units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three months ended March 31, 2021 and 2020, 1.0 million and 0.6 million potentially dilutive securities, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Redemptions

As of March 31, 2021, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended March 31,
	2021	2020
Shares outstanding at beginning of period	161,175,894	156,265,461
Share issuances:
LPU redemption/exchange (1)	1,851,802	181,872
Issuance of Class A common stock for Newmark RSUs	965,469	254,413
Other	—	—
Treasury stock repurchases	(879,243)	—
Shares outstanding at end of period	163,113,922	156,701,746
(1)Because they were included in the Newmark’s fully diluted share count, if dilutive, any exchange of LPUs into Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of March 31, 2021 and December 31, 2020, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases
On February 17, 2021, our Board increased its authorized share repurchases of Newmark Class A Common stock and purchases of limited partnership interests in Newmark's subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three months ended March 31, 2021, Newmark repurchased 879,243 shares of Class A common stock at an average price of $10.57. As of March 31, 2021, Newmark had $390.4 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's unit redemptions and share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares Newmark's Class A common stock. The gross unit redemptions and share repurchases of Newmark's Class A common stock during the three months ended March 31, 2021 were as follows (in thousands except share and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Redemptions
January 2021	—	$—
February 2021	—	$—
March 2021	28,962	$11.09

Repurchases
January 2021	—	$—
February 2021	—	$—
March 2021	879,243	$10.57
Total	908,205	$10.59	$390,386

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	March 31, 2021	December 31, 2020
Balance at beginning of period:	$20,045	$21,517
Income allocation	525	1,740
Distributions of income	—	(1,740)
Redemptions	(255)	(1,472)
Issuance and other	(124)	—
Balance at end of period	$20,191	$20,045

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

In connection with the Nasdaq Earn-out, Newmark received 992,247 shares during each of the years ended December 31, 2020. Newmark will recognize the remaining Nasdaq Earn-out of up to 6,945,729 shares of Nasdaq shares ratably over approximately the next 7 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. For further information, refer to the section titled “Exchangeable Preferred Partnership Units and Forward Contracts” in Note 1 — “Organization and Basis of Presentation”, see Note 11 — “Derivatives”, see Note 26 — “Fair Value of Financial Assets and Liabilities”.

Newmark sold 223,608 and 343,562 of the Nasdaq shares during the three months ended March 31, 2021 and 2020, respectively. The gross proceeds of the Nasdaq shares sold was $31.6 million and $34.6 million for the three months ended March 31, 2021 and 2020, respectively. Newmark recorded realized gains (loss) on the mark-to-market of these securities of $2.0 million and $(2.2) million for the three months ended March 31, 2021 and 2020, respectively. Newmark recorded unrealized gains (loss) on the mark-to-market of these securities of $0.4 million for the three months ended March 31, 2021. Newmark did not record unrealized gains (loss) on the mark-to-market of these securities for the three months ended March 31, 2020. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2021 and December 31, 2020, Newmark had $4.0 million and $33.3 million, respectively, included in “Marketable securities” on the accompanying unaudited condensed consolidated balance sheets (see Note 20 — “Securities Loaned”).

(8)    Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. Newmark recognized equity income of $1.0 million for the three months ended March 31, 2021. Newmark did not record any equity (loss) income for the three months ended March 31, 2020. Equity (loss) income are included in "Other income, net" on the accompanying unaudited condensed consolidated statements of operations. Newmark did not receive any distributions for the three months ended March 31, 2021 and 2020, respectively. The carrying value of these investments were $89.3 million and $88.3 million as of March 31, 2021 and December 31, 2020, respectively, included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies (see Note 4 — “Acquisitions”).

For the three months ended March 31, 2021 Newmark did not record any gains (loss) related to these investments. For the three months ended March 31, 2020, Newmark recorded realized losses related to these investments of $16.8 million. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. The carrying value of these investments were $24.2 million and $9.9 million as of March 31, 2021 and December 31, 2020, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

(9)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of March 31, 2021 and December 31, 2020, Newmark had met all capital requirements. As of March 31, 2021, the most restrictive capital requirement was the net worth requirement of the Federal National Mortgage Association (“Fannie Mae”). Newmark exceeded the minimum requirement by $371.9 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) allow Newmark to service loans under TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of March 31, 2021 and December 31, 2020, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $0.8 million as of March 31, 2021 and December 31, 2020, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	March 31, 2021	December 31, 2020
Cost Basis	$817,159	$1,062,511
Fair Value	821,194	1,086,805

As of March 31, 2021 and December 31, 2020, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of March 31, 2021 and December 31, 2020, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

Newmark records interest income on loans held for sale, in accordance with the terms of the individual loans, during the period prior to sale. Interest income on loans held for sale is included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations. Gains (losses) for fair value adjustments on loans held for sale is included in “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations. Interest income and gains (losses) for fair value adjustments on loans held for sale were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest income on loans held for sale	$4,981	$5,793
Gains (loss) recognized on change in fair value on loans held for sale	4,035	36,061

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	March 31, 2021			December 31, 2020
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$9,048	$5,471	$242,615	$21,034	$2,977	$296,972
Nasdaq Forwards	7,220	—	174,000	12,822	—	174,000
Forward sale contracts	9,239	6,482	1,059,774	7,632	14,971	1,359,482
Total	$25,507	$11,953	$1,476,389	$41,488	$17,948	$1,830,454
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $1.1 million and $1.4 million of expenses for the three months ended March 31, 2021 and 2020, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gain (loss) recognized in income for derivatives	Three Months Ended March 31,
		2021	2020
Derivatives not designed as hedging instruments:
Nasdaq Forwards	Other income (loss), net	$(5,602)	$21,173
Rate lock commitments	Gains (loss) from mortgage banking activities/originations, net	4,694	60,163
Rate lock commitments	Compensation and employee benefits	(1,117)	(1,411)
Forward sale contracts	Gains (loss) from mortgage banking activities/originations, net	2,757	(77,680)
Total		$732	$2,245

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the “Accounts payable, accrued expenses and other liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

(12)    Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability

Newmark was a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provided Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss-sharing (see Note 23 — “Financial Guarantee Liability”) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman also reimbursed Newmark for any losses incurred due to violation of underwriting and servicing agreements that occurred prior to March 9, 2012. In accordance within the terms of the CEA, Newmark paid all amounts due to the DB Entities on March 23, 2021 fulfilling the Company's obligations under the agreement. For the three months ended March 31, 2021 and 2020, there were no reimbursements under the CEA.

Newmark's servicing portfolio consisted of the following loss-sharing components (in thousands):

	March 31, 2021	December 31, 2020
Total credit risk loan portfolio	$24,599,846	$24,048,754
Maximum DB Cayman credit protection	—	18,689

Maximum pre-credit enhancement loss exposure	$7,351,405	$7,172,509
Maximum DB Cayman credit protection	—	6,230
Maximum loss exposure without any form of credit protection	$7,351,405	$7,166,279

Credit enhancement receivable
As of March 31, 2021 and December 31, 2020, there were no credit enhancement receivables.

Credit enhancement deposit
The CEA required the DB Entities to deposit $25.0 million into Newmark’s Fannie Mae restricted liquidity account (see Note 9 — “Capital and Liquidity Requirements”). On of March 23, 2021, Newmark returned the credit enhancement deposit of $25 million to the DB Entities.

The $25.0 million deposit was included in “Accounts payable, accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the accompanying unaudited condensed consolidated balance sheets as of December 31, 2020.

Contingent liability
Under the CEA, Newmark was required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25.0 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. On March 23, 2021 Newmark paid DB Cayman the entire outstanding amount. The balance of the contingent liability was $12.3 million as of December 31, 2020 and was included in “Accounts payable, accrued expenses and other liabilities” on the accompanying unaudited condensed consolidated balance sheets.

(13)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues from contracts with customers:
Leasing and other commissions	$147,433	$140,439
Capital markets commissions	121,403	127,923
Management services	146,567	125,571
Total	415,403	393,933
Other sources of revenue(1):
Gains from mortgage banking activities/originations, net	47,393	50,422
Servicing fees and other	41,184	39,575
Total	$503,980	$483,930
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at March 31, 2021 and December 31, 2020 was $2.4 million and $2.9 million, respectively. During the three months ended March 31, 2021 and 2020, Newmark recognized revenue of $1.3 million and $0.2 million, respectively, that was recorded as deferred revenue at the beginning of the period.

(14)    Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consists of the following activity (in thousands):

	Three Months Ended March 31,
	2021	2020
Fair value of expected net future cash flows from servicing recognized at commitment, net	$28,716	$29,347
Loan originations related fees and sales premiums, net	18,677	21,075
Total	$47,393	$50,422

(15)     Mortgage Servicing Rights, Net

    The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended March 31,
Mortgage Servicing Rights	2021	2020
Beginning Balance	$528,983	$432,666
Additions	48,138	38,967
Purchases from an affiliate	—	92
Amortization	(26,870)	(22,334)
Ending Balance	$550,251	$449,391

Valuation Allowance
Beginning Balance	$(34,354)	$(19,022)
Decrease (increase)	11,248	(17,556)
Ending Balance	$(23,106)	$(36,578)
Net Balance	$527,145	$412,813

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Servicing fees	$32,676	$26,665
Escrow interest and placement fees	971	3,392
Ancillary fees	2,687	2,241
Total	$36,334	$32,298

Newmark’s primary servicing portfolio at March 31, 2021 and December 31, 2020 was $67.9 billion and $66.3 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $2.2 billion and $2.3 billion at March 31, 2021 and December 31, 2020, respectively.

The estimated fair value of the MSRs at March 31, 2021 and December 31, 2020 was $570.4 million and $527.1 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flows assumptions used are based on assumptions Newmark believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. The discount rates used in measuring fair value for the three months ended March 31, 2021 and year ended December 31, 2020 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $16.3 million and $31.8 million, respectively, at March 31, 2021 and by $14.8 million and $28.9 million, respectively, at December 31, 2020.

(16)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2020	$557,914
Acquisitions	6,294
Measurement period adjustments	(3,876)
Balance, December 31, 2020	560,332
Acquisitions	33,014
Measurement period adjustments	(52)
Balance, March 31, 2021	$593,294

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2020, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	March 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	8,774	(4,687)	4,087	3.1
Non-contractual customers	30,131	(10,634)	19,497	9.7
License agreements	4,981	(4,510)	471	0.5
Non-compete agreements	6,557	(3,165)	3,392	4.1
Contractual customers	15,022	(1,686)	13,336	6.4
Other	5,302	(1,317)	3,985	5.4
Total	$87,507	$(25,999)	$61,508	7.2

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	5,704	(4,519)	1,185	0.1
Non-contractual customers	30,131	(9,729)	20,402	7.2
License agreements	4,981	(4,266)	715	0.0
Non-compete agreements	6,557	(2,920)	3,637	0.6
Contractual customers	3,052	(1,584)	1,468	0.4
Other	350	(208)	142	0.0
Total	$67,515	$(23,226)	$44,289	5.5

Intangible amortization expense three months ended March 31, 2021 and 2020 was $1.7 million and $1.6 million, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

    The estimated future amortization of definite life intangible assets as of March 31, 2021 was as follows (in thousands):

2021	$6,358
2022	6,769
2023	6,409
2024	5,855
2025	4,820
Thereafter	14,557
Total	$44,768

(17)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Leasehold improvements, furniture and fixtures, and other fixed assets	$148,709	$126,428
Software, including software development costs	31,691	30,928
Computer and communications equipment	26,396	26,168
Total, cost	206,796	183,524
Accumulated depreciation and amortization	(91,344)	(87,157)
Total, net	$115,452	$96,367

Depreciation expense for the three months ended March 31, 2021 and 2020 was $4.3 million and $4.9 million, respectively. Newmark did not record impairment for the three months ended March 31, 2021. For the three months ended March 31, 2020, Newmark recorded an impairment charge of $0.3 million. The impairment charge is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

Capitalized software development costs for the three months ended March 31, 2021 and 2020 was $0.6 million and $1.3 million, respectively. Amortization of software development costs totaled $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

(18)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from 1 to 11 years, some of which include options to extend the leases in 5 to 10 years increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply the judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of March 31, 2021.

Pursuant to the accounting policy election, leases with an initial term of twelve months or less are not recognized on the balance sheet. The short-term lease expense over the period reasonably reflects the Company’s short-term lease commitments.

ASC 842, Leases requires the Company to make certain assumptions and judgments in applying the guidance, including determining whether an arrangement includes a lease, determining the term of a lease when the contract has renewal or cancellation provisions, and determining the discount rate.

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

Operating lease costs, which were $11.8 million and $12.4 million for the three months ended March 31, 2021 and 2020, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the three months ended March 31, 2021 and 2020 included payments of $11.8 million and $11.7 million for operating lease liabilities, respectively. As of March 31, 2021 and December 31, 2020, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three months ended March 31, 2021 and 2020 Newmark had short-term lease expense of $0.2 million and $0.2 million, respectively, and sublease income of $0.4 million and $0.2 million, respectively.

The weighted-average discount rate as of March 31, 2021 and December 31, 2020 was 7.15% and 7.11% and the remaining weighted-average lease term was 7.8 years and 8.2 years, respectively.

As of March 31, 2021 and December 31, 2020, Newmark had operating lease Right-of-use assets of $422.7 million and $190.5 million, respectively, and operating lease Right-of-use liabilities of $50.9 million and $29.5 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $426.3 million and $218.6 million, respectively, recorded in “Right-of-use liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended March 31, 2021, and 2020 were $12.0 million and $12.5 million, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2032. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements were as follows (in thousands):

	March 31, 2021	December 31, 2020
2021	$83,261	$45,701
2022	93,383	42,072
2023	89,633	40,507
2024	80,423	37,866
2025	70,689	36,520
Thereafter	223,407	126,668
Total lease payments	640,796	329,334
Less: Interest	163,546	81,237
Present value of lease liability	$477,250	$248,097

(19)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Derivative assets	$19,529	$32,259
Prepaid expenses	27,212	18,900
Other taxes	15,661	9,204
Rent and other deposits	9,449	1,539
Other	1,600	1,888
Total	$73,451	$63,790

Other assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred tax assets	$187,098	$187,526
Equity method investment	89,345	88,315
Debt securities	—	12,754
Non-marketable investments	24,206	9,927
Derivative assets	5,978	9,229
Other	25,364	15,171
Total	$331,991	$322,922

(20)    Securities Loaned

As of March 31, 2021, Newmark did not have Securities loaned with Cantor. As of December 31, 2020, Newmark had Securities loaned with Cantor of $33.3 million. The market value of the Securities loaned as of December 31, 2020 were $32.6 million. The cash collateral received from Cantor bore an interest rate of 0.85% as of December 31, 2020, respectively.

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

Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at March 31, 2021	Balance at December 31, 2020	Stated Spread to One-Month LIBOR(3)	Rate Type
Warehouse facility due October 8, 2021(1)	$600,000	$—	$428,237	$358,247	140 bps	Variable
Warehouse facility due June 16, 2021(2)	450,000	—	14,244	292,040	140 bps	Variable
Warehouse facility due September 25, 2021	400,000	—	319,253	146,380	140 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	55,299	264,535	115 bps	Variable
Total	$1,450,000	$400,000	$817,033	$1,061,202
(1)The warehouse line was temporarily increased by $300 million to $900 million for the period December 1, 2020 to February 1, 2021.
(2)The warehouse line established a $125 million sublimit line of credit to find potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month LIBOR plus 200 bps. There were no outstanding draws outstanding under this sublimit at March 31, 2021.
(3)The spread for the Fannie Mae repurchase line is to SOFR. The warehouse lines are to LIBOR.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of March 31, 2021 and December 31, 2020, respectively.

The borrowing rates on the warehouse facilities are based on short-term LIBOR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
6.125% Senior Notes	$543,382	$542,772
Credit Facility	137,888	137,613
Total	$681,270	$680,385

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

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	March 31, 2021	December 31, 2020
Principal balance	$550,000	$550,000
Less: debt issue cost	3,367	3,688
Less: debt discount	3,251	3,540
Total	$543,382	$542,772

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

	Three Months Ended March 31,
	2021	2020
Interest expense	$8,711	$8,693
Debt issue cost amortization	321	321
Debt discount amortization	289	271
Total	$9,321	$9,285

Debt Repurchase Program
On June 16, 2020, the Newmark Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by Newmark of up to $50.0 million of Newmark’s 6.125% Senior Notes and any future debt securities issued by the Company.

As of March 31, 2021, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

During the three months ended March 31, 2021, Newmark drew $30.0 million on the Credit Facility and paid down $30.0 million.

Details of the Credit Facility are as follows (in thousands):

	March 31, 2021	December 31, 2020
Principal balance	$140,000	$140,000
Less: Debt issue cost	2,112	2,387
Total	$137,888	$137,613

As of March 31, 2021 and 2020, borrowings under the Credit Facility carried an interest rate of 1.86% and 2.53%, with a weighted-average interest rate of 1.88% and 3.43%, respectively. Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest (expense) income, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Interest expense	$582	$1,360
Debt issue cost amortization	275	186
Unused facility fee	213	109
Total	$1,070	$1,655

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

At March 31, 2021, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $24.6 billion with a maximum potential loss of $7.4 billion. At December 31, 2020, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $24.0 billion with a maximum potential loss of approximately $7.2 billion, of which $6.2 million was covered by the Credit Enhancement Agreement (see Note 12 — “Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability”).

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the three months ended March 31, 2021 and 2020, there was a decrease to the reserve of $1.6 million and an increase to the reserve of $17.9 million, respectively. A loan is considered to be delinquent once it is 60 days past due. As of March 31, 2021, there was one loan in the credit risk portfolio with an outstanding principal balance of $22.8 million, with a maximum loss exposure of $7.6 million, that was in default. If the one loan in default results in a loss event, proceeds from the liquidation of the assets are estimated to be approximately $18.8 million based on current estimates of fair value. Newmark’s share of the loss would approximate $1.4 million. As of December 31, 2020, there were four loans in the credit risk portfolio with outstanding principal balances of $53.5 million, with a maximum loss exposure of $17.8 million, that were delinquent. If all four delinquent loans resulted in a loss event, proceeds from the liquidation of the assets are estimated to be approximately $39.0 million based on estimates of fair value at December 31, 2020. Newmark's share of the loss would approximate $5.3 million.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2020	$15
Impact of adopting ASC 326	17,935
Provision for expected credit losses	11,631
Balance, December 31, 2020	29,581
Provision for expected credit losses	(1,648)
Balance, March 31, 2021	$27,933

(24)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 23 — “Financial Guarantee Liability”). As of March 31, 2021, 21% and 14% of $7.4 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2020, 21% and 14% of $7.2 billion of the maximum loss was for properties located in California and Texas, respectively.

(25)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.2 billion and $1.3 billion, as of March 31, 2021 and December 31, 2020, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$4,001	$—	$—	$4,001
Loans held for sale, at fair value	—	821,194	—	821,194
Rate lock commitments	—	—	9,048	9,048
Nasdaq Forwards	—	—	7,220	7,220
Forward sale contracts	—	—	9,239	9,239
Total	$4,001	$821,194	$25,507	$850,702
Liabilities:
Contingent consideration	$—	$—	$19,527	$19,527
Rate lock commitments	—	—	5,471	5,471
Forward sale contracts	—	—	6,482	6,482
Total	$—	$—	$31,480	$31,480

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$33,283	$—	$—	$33,283
Loans held for sale, at fair value	—	1,086,805	—	1,086,805
Debt securities	—	12,754	—	12,754
Rate lock commitments	—	—	21,034	21,034
Nasdaq Forwards	—	—	12,822	12,822
Forward sale contracts	—	—	7,632	7,632
Total	$33,283	$1,099,559	$41,488	$1,174,330
Liabilities:
Contingent consideration	$—	$—	$31,481	$31,481
Rate lock commitments	—	—	2,977	2,977
Forwards sale contracts	—	—	14,971	14,971
Total	$—	$—	$49,429	$49,429

There were no transfers among Level 1, Level 2 and Level 3 for the three months ended March 31, 2021 and 2020, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 Nasdaq Forwards, rate lock commitments, forward sale contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of March 31, 2021
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$21,034	$9,048	$—	$(21,034)	$9,048	$9,048
Forward sale contracts	7,632	9,239	—	(7,632)	9,239	9,239
Nasdaq Forwards	12,822	(5,602)	—	—	7,220	7,220
Total	$41,488	$12,685	$—	$(28,666)	$25,507	$25,507

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$31,481	$413	$—	$(12,367)	$19,527	$19,527
Rate lock commitments	2,977	5,471	—	(2,977)	5,471	5,471
Forward sale contracts	14,971	6,482	—	(14,971)	6,482	6,482
Total	$49,429	$12,366	$—	$(30,315)	$31,480	$31,480

	As of December 31, 2020
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$32,035	$21,034	$—	$(32,035)	$21,034	$21,034
Forward sale contracts	14,389	7,632	—	(14,389)	7,632	7,632
Nasdaq Forwards	26,502	(13,680)	—	—	12,822	12,822
Total	$72,926	$14,986	$—	$(46,424)	$41,488	$41,488

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$45,172	$(11,063)	$2,221	$(4,849)	$31,481	$(408)
Rate lock commitments	12,124	2,977		(12,124)	2,977	2,977
Forward sale contracts	13,537	14,971		(13,537)	14,971	14,971
Total	$70,833	$6,885	$2,221	$(30,510)	$49,429	$17,540

Quantitative Information About Level 3 Fair Value Measurements
The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

March 31, 2021
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$19,527	Discount rate	0.3% - 10.4%	(1)	9.5%
			Probability of meeting earnout and contingencies	0%- 99%	(1)	91.3%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$7,220	$—	Implied volatility	42.9% - 42.9%	(2)	42.9%
Forward sale contracts	$9,239	$6,482	Counterparty credit risk	N/A		N/A
Rate lock commitments	$9,048	$5,471	Counterparty credit risk	N/A		N/A

December 31, 2020
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$31,481	Discount rate	0.3% - 10.4%		7.1%
			Probability of meeting earnout and contingencies	0% - 100%	(1)	93.9%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$12,822	$—	Implied volatility	42.4% - 42.6%	(2)	42.5%
Forward sale contracts	$7,632	$14,971	Counterparty credit risk	N/A		N/A
Rate lock commitments	$21,034	$2,977	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of March 31, 2021 and December 31, 2020 was based on the acquired business’ projected future financial performance, including revenues.
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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2021 and December 31, 2020, the present value of expected payments related to Newmark’s contingent consideration was $19.5 million and $31.5 million, respectively (see Note 31 — “Commitments and Contingencies”). As of March 31, 2021 and December 31, 2020, the undiscounted value of the payments, assuming that all contingencies are met, would be $39.0 million and $51.3 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $24.2 million and $9.9 million, which were included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(27)    Related Party Transactions

(a)Service Agreements
Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor. Allocated expenses were $6.2 million and $5.8 million for the three months ended March 31, 2021 and 2020, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of March 31, 2021 and December 31, 2020, the aggregate balance of employee loans was $444.7 million and $454.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2021 and 2020 was $17.3 million and $14.5 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

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

In consideration for the Cantor payment, Newmark agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. In July 2020, Newmark paid $3.3 million to Cantor based on the employees’ production, satisfying this liability. As of March 31, 2020, Newmark had $3.2 million, included in “Payables to related parties” on the accompanying unaudited condensed consolidated balance sheets, to be returned to Cantor related to this transaction. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.

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

(c)Transactions with CCRE
Newmark has a referral agreement in place with CCRE, in which Newmark’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. Newmark recognized $0.5 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, in connection with this revenue-share agreement.

Newmark also has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE for the three months ended March 31, 2021 and 2020, respectively.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Newmark did not have any revenues from these referrals for the three months ended March 31, 2021 and 2020, respectively. Such revenues are recognized in “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations. These referral fees are net of the broker fees and commissions paid to CCRE.

Newmark did not purchase any primary servicing rights during the three months ended March 31, 2021. Newmark purchased the primary servicing rights for $90.7 million of loans originated by CCRE for $0.1 million for the three months ended March 31, 2020. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.9 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively, which was included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

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

Transactions with Executive Officers and Directors
Executive Compensation
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

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of March 31, 2021 and December 31, 2020, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”).

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

There were no receivables from related parties as of March 31, 2021 and December 31, 2020, respectively. Payables to related parties were $6.0 million and $4.4 million as of March 31, 2021 and December 31, 2020, respectively.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation”, Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 22 — “Long-Term Debt” in Newmark’s consolidated financial statements, included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2020.

On May 15, 2020, the Newmark Audit Committee authorized RKF Retail Holdings LLC., a subsidiary of the Company, to enter into a one-year sublease to BGC U.S. OpCo ("BGC") of approximately 21,000 rentable square feet of excess space. The sublease commenced on May 15, 2020 and expires on May 31, 2021. Under the terms of the lease, BGC will pay Newmark a fixed rent amount of $1.1 million. In connection with this agreement, Newmark received $0.3 million from BGC for the three months ended March 31, 2021.

As part of the Knotel acquisition, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

Cantor Rights to Purchase Cantor Units from Newmark Holdings
Cantor has a right to purchase from Newmark Holdings exchangeable limited partnership interests in the event that any Newmark Holdings founding partner interests that have not become exchangeable are redeemed by Newmark Holdings upon termination or bankruptcy of a founding partner or upon mutual consent of the general partner of Newmark Holdings and Cantor. Cantor has the right to purchase such Newmark Holdings exchangeable limited partnership interests at a price equal to the lesser of (1) the amount that Newmark Holdings would be required to pay to redeem and purchase such Newmark Holdings founding partner interests and (2) the amount equal to (a) the number of units underlying such founding partner interests, multiplied by (b) the exchange ratio as of the date of such purchase, multiplied by (c) the then-current market price of our Class A common stock. Cantor may pay such price using cash, publicly traded shares or other property, or a combination of the foregoing. If Cantor (or the other member of the Cantor group acquiring such limited partnership interests, as the case may be) so purchases such limited partnership interests at a price equal to clause (2) above, neither Cantor nor any member of the Cantor group nor Newmark Holdings nor any other person is obligated to pay Newmark Holdings or the holder of such founding partner interests any amount in excess of the amount set forth in clause (2) above.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9365 as of March 31, 2021. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

On March 31, 2021, Cantor purchased from Newmark Holdings an aggregate of (i) 273,088 exchangeable limited partnership interests for aggregate consideration of $1,105,598 as a result of the redemption of 273,088 founding partner interests, and (ii) 735,625 exchangeable limited partnership interests for aggregate consideration of $2,918,919 as a result of the exchange of 735,625 founding partner interests. Following such purchases, as of March 31, 2021 there were 217,617 founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

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

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of March 31, 2021, Newmark had $0.2 million of unrecognized tax benefits which, if recognized, would affect the effective tax rate. As of December 31, 2020, Newmark's unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, all of which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2021, Newmark has not accrued any tax-related interest and penalties.

(29)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable and accrued expenses	$162,364	$97,304
Outside broker payable	43,363	53,504
Payroll taxes payable	67,228	60,696
Corporate taxes payable	31,990	25,666
Derivative liability	11,953	17,948
Right-of-use liabilities	50,932	29,468
Credit enhancement deposit	—	25,000
Contingent consideration	5,611	16,962
Total	$373,441	$326,548

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued compensation	$313,014	$331,288
Payroll taxes payable	63,128	61,564
Financial guarantee liability	27,933	29,581
Deferred rent	15,756	—
Contingent consideration	13,916	14,519
Total	$433,747	$436,952

(30)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 65.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of March 31, 2021, awards with respect to 35.6 million shares have been granted and 364.4 million shares are available for future awards. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The exchange ratio is the number of shares of Newmark common stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit (the exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9365 as of March 31, 2021).

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Issuance of common stock and exchangeability expenses	$1,218	$8,119
Allocations of net income to limited partnership units and FPUs (1)	10,633	549
Limited partnership units amortization	(600)	1,895
RSU amortization	2,997	2,351
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$14,248	$12,914
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Units		BGC Units
Balance, January 1, 2020	60,800,852	(1)	56,053,701
Issued	12,569,298		1,071,612
Redeemed/exchanged units	(6,660,984)		(2,657,901)
Forfeited units/other	(82,981)		(45,410)
Balance, December 31, 2020	66,626,185		54,422,002
Issued	1,115,181		159,057
Redeemed/exchanged units	(3,450,288)		(1,989,419)
Forfeited units/other	(158,167)		(848,335)
March 31, 2021	64,132,911		51,743,305

Total exchangeable units outstanding(2):
December 31, 2020	9,906,763		24,863,107
March 31, 2021	9,464,391		23,387,428
(1)Includes the pre-IPO Newmark employees share-equivalent limited partnership units in BGC Holdings.
(2)The Limited Partnership table above also includes partnership units issued for consideration for acquisitions. As of March 31, 2021, there were 4.8 million partnership units in Newmark Holdings outstanding, of which 1.6 million units were exchangeable, and 8.4 million partnership units in BGC Holdings outstanding, of which 3.7 million were exchangeable. As of December 31, 2020, there were 5.3 million partnership units in Newmark Holdings outstanding, of which 2.0 million units were exchangeable, and 9.1 million partnership units in BGC Holdings outstanding, of which 4.5 million were exchangeable.

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

A summary of the BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees is as follows:

	Newmark Units	BGC Units
Regular units	59,897,905	50,291,393
Preferred Units	4,235,006	1,451,912
Balance, March 31, 2021	64,132,911	51,743,305

A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current exchange ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Three Months Ended March 31,
	2021	2020
BGC Units	46,605	149,280
Newmark Units	639,939	142,441
Total	686,544	291,721

    Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Issuance of common stock and exchangeability expenses	$6,611	$2,474

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Notional Value(1)	$255,356	$257,771
Estimated fair value of the post-termination payout(2)	$67,839	$68,682
Outstanding limited partnership units in BGC Holdings	4,754,973	4,873,040
Outstanding limited partnership units in BGC Holdings - unvested	734,957	873,822
Outstanding limited partnership units in Newmark Holdings	20,375,058	20,184,716
Outstanding limited partnership units in Newmark Holdings - unvested	9,994,672	9,778,078
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

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and seven years from the date of grant. Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Limited partnership units amortization	$(600)	$1,895

During the three months ended March 31, 2021 and March 31, 2020, Newmark did not grant any conversion rights to Newmark employees on outstanding limited partnership units in BGC Holdings or Newmark Holdings, giving the employee the option to convert the limited units to HDUs with a capital balance within BGC Holdings or Newmark Holdings. Generally, HDUs are not considered share-equivalent limited partnership units and are not in the fully diluted share count. The grant of conversion rights to Newmark employees are as follows (in thousands):

	March 31, 2021	December 31, 2020
Notional Value	$209,528	$218,520
Estimated fair value of limited partnership units (1)	$192,539	$208,029
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.
Compensation expense related to these limited partnership units held by Newmark employees was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Issuance of common stock and exchangeability expenses	$(5,394)	$5,645

During the three months ended March 31, 2021, Newmark employees were granted 1.3 million N Units that are excluded from the table above, since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income and remain unvested. Upon vesting, which occurs if the certain thresholds are met, the N Units are converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant in the tables above. During the three months ended March 31, 2021, 0.6 million N Units vested and were converted into distribution earning limited partnership units and were therefore included in the fully diluted share count.

(b) Restricted Stock Units
    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2020	4,683,571	$7.55	$35,361	5.69	46,807	$9.97	$467	0.25
Granted	7,337,460	7.96	58,415		7,912	3.69	29
Settled units (delivered shares)	(1,151,507)	8.29	(9,549)		(45,544)	9.95	(453)
Forfeited units	(222,727)	7.78	(1,733)		(1,162)	10.64	(12)
Balance, December 31, 2020	10,646,797	$7.75	$82,494	5.69	8,013	$3.80	$31	2.17
Granted	728,254	5.72	4,163		—	—	—
Settled units (delivered shares)	(1,217,149)	8.04	(9,785)		(2,638)	3.69	(10)
Forfeited units	(124,966)	5.27	(658)		—	—	—
Balance, March 31, 2021	10,032,936	$7.60	$76,214	5.72	5,375	$3.85	$21	1.91
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
RSU amortization	$2,997	$2,351
As of March 31, 2021, there was $78.0 million total unrecognized compensation expense related to unvested Newmark RSUs.

(c) Deferred Compensation
The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The Company recognized compensation expense of $35 thousand and $131 thousand for the three months ended March 31, 2021 and 2020, respectively for these deferred cash compensation awards. These expenses are recognized in "Personnel expenses" within the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2020, the total liability for the deferred cash compensation awards was $0.9 million, and is included in “Accounts payable and accrued expenses” in the accompanying unaudited condensed consolidated balance sheets. There was no liability for deferred cash compensation awards as of March 31, 2021.

See Note 27 — "Related Party Transactions" for compensation related matters for the transfer of CCRE employees to Newmark.

(31)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of March 31, 2021 and December 31, 2020, Newmark was committed to fund approximately $0.4 billion which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions
Newmark completed acquisitions from 2015 through 2020 with contingent cash consideration of $19.2 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(32)    Subsequent Events

On May 5, 2021, Newmark declared a qualified quarterly dividend of $0.01 per share payable on June 14, 2021 to Class A and Class B common stockholders of record as of May 26, 2021. The ex-dividend date will be May 25, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Newmark’s financial condition and results of operations should be read together with Newmark’s accompanying unaudited condensed consolidated financial statements and related notes, as well as the caution “Special Note Regarding Forward-Looking Information” relating to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included in Newmark's Annual report on Form 10-K and in this report. When used herein, the terms “Newmark,” the “Company,” “we,” “us,” and “our” refer to Newmark and its consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2021 and 2020. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

Our growth to date has been focused in North America. As of March 31, 2021, we had nearly 5,800 employees, including more than 1,800 revenue-generating producers in over 144 offices in more than 116 cities. In addition, Newmark has licensed its name to 11 commercial real estate providers that operate out of 18 offices in certain locations where Newmark does not have its own offices.

The discussion of our financial results reflects only the business owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the Newmark name in their branding or marketing.

We are a leading capital markets business in the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of $70.1 billion as of March 31, 2021 (of which 3.1% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans.

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

Business Environment
The commercial real estate services industry and certain of Newmark's businesses continued to be adversely impacted by the COVID-19 pandemic in the first quarter of 2021. The pandemic and these containment measures have had a negative impact on businesses around the world. However, during the first four months of 2021, activity in the U.S. economy has picked up rapidly. As of April 21, 2021, more than a quarter of the American population has been fully vaccinated against COVID-19, and more than 40 percent has received at least one dose. Companies are requiring employees to come back to the office as business and the government is reopening. Newmark had record first quarter revenues of $504.0 million in 2021. Newmark instituted cost-savings initiatives which also increased profit and contributed to an increase our net income available to common stockholders of 304.6% in comparison to prior year first quarter.

The US economy saw a sharp contraction starting in mid March of 2020, which triggered a dramatic decline in certain of our businesses. Although there continues to be some uncertainty around COVID-19, the measures taken by the federal and state governments and the speed and voracity of a recovery appear to be positive. COVID-19 has created new opportunities in our management and consulting businesses, which continued to performed well during the first quarter of 2021 as our clients turned to Newmark for advice on their real estate portfolios, including new environmental safety requirements, managing costs associated with implementing these new standards as well as assessing facility and employee readiness as companies plan their return to offices in the wake of the pandemic. In addition, consulting fee revenues from tenant restructuring and portfolio optimization are expected to continue in the near-term. We hired a head of global corporate services to expand this critical offerings for occupiers as they formulate their post pandemic real estate plans.

Impact of COVID-19 on Employees
Newmark has taken steps to help its employees during this global pandemic and subsequent recovery. These policies and practices protect the health, safety and welfare of the Company’s workforce while enabling employees to maintain a high level of performance. Certain of these items are summarized below.
•The Company activated its Business Continuity Plan in the first quarter of 2020 and, while many of our offices have reopened, and we currently maintain a voluntary work-from-home policy for the majority of our employees we are developing a return to the office plan which we expect will be implemented soon. We are focused on maximizing productivity regardless of where our employees work. In all cases, the Company has mandated appropriate social distancing measures;
•The Company has developed standardized procedures for reopening its offices safely in accordance with state and local regulatory requirements.
•The Company provides ongoing informational COVID-19-related messages and notices;
•Where applicable, Newmark has applied and is continuing to apply more frequent and vigorous hygiene and sanitation measures and providing personal protective equipment (PPE);
•Internal and external meetings are conducted virtually or via phone calls;
•Nonessential business travel has been restricted while personal travel has been discouraged, particularly in areas most affected by the pandemic;
•Newmark has deferred and is continuing to defer corporate events and participation in in-person industry conferences although we anticipate a return to in-person events during 2021;
•The Company’s medical plans have waived applicable member cost sharing for all medically necessary diagnostic testing related to COVID-19;
•The Company also introduced zero co-pay telemedicine for COVID or mental health-related visits for participants in the U.S. medical plans and their dependents. Newmark has encouraged the use of telemedicine during the pandemic;
•The Company has reminded employees about its Employee Assistance Program and the ways it can assist them during this challenging time;
•Newmark provides paid leave in accordance with its policies and applicable COVID-19 related laws and regulations.

Impact of COVID-19 on Newmark's Clients
    Newmark will continue to help its clients manage their real estate portfolios during the pandemic and as the economy recovers in the following ways; providing consulting and advisory services for tenants that need assistance with implementing policies with respect to social distancing, workplace strategy, and portfolio strategies; continuing to assist clients in determining what their real estate needs will be in the short, medium, and long term and how they can devise and implement related strategies; helping commercial real estate owners and investors with respect to appraisals and continuing to help in select ways for them to preserve and create value. The Company has also helped and is continuing to help them navigate new requirements resulting from the pandemic, including with respect to cleaning, social distancing, remote working, and a return to the office. Newmark's professionals are in constant communication with many of the largest institutions in the world to discuss debt and asset strategies in this rapidly evolving environment.
In response to the impact of the COVID-19 pandemic, we took actions to permanently reduce expenses for support and operations functions. We are continuing to evaluate expense reduction as we streamline our operations.

Knotel Acquisition
On March 24, 2021, Newmark acquired the business of Knotel, a global flexible workspace provider. Newmark agreed to provide approximately $19.8 million of debtor-in-possession financing as part of a $70 million credit bid to acquire the business through Knotel’s Chapter 11 sales process, subject to approval of the U.S. Bankruptcy Court. On March 18, 2021, the United States Bankruptcy Court approved the transaction under Section 363 of the United States Bankruptcy Code.

Debt Credit Agreements
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.94% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. Newmark used the net proceeds to repay the remaining balance of the Converted Term Loan of $133.9 million, the balance of the Intercompany Credit Agreement of $130.5 million, and a portion of the 2019 Promissory Note (as defined below). The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. As of March 31, 2021 and December 31, 2020, the carrying amount of the 6.125% Senior Notes was $543.4 million and $542.8 million, respectively.

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

On March 16, 2020, Newmark entered into a second amendment to the Credit Agreement (the “Second Amended Credit Agreement”), increasing the size of the Credit Facility to $465.0 million. The interest rate on the Amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch. As of March 31, 2021 and December 31, 2020, the carrying amount of the Credit Facility was $137.9 million and $137.6 million, respectively.

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

As of March 31, 2021, the Company had $50.0 million remaining from its debt repurchase authorization.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the CARES Act. The sublimit is now included within the Company’s existing $450 million warehouse facility due June 16, 2021. The advance line will provide 100% of the principal and interest advance payment at a rate of 1-month LIBOR plus 2.00% and will be collateralized by Fannie Mae's commitment to repay advances. Newmark has four Fannie Mae loans that were delinquent, with $19.3 thousand of advances outstanding as of March 31, 2021.

On November 30, 2018, Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of March 31, 2021, the Company did not have an outstanding balance under this facility.

Credit Ratings
    Newmark has a stand-alone BBB+ stable credit rating from JCRA, BBB- stable credit ratings from Fitch Ratings, Inc. and Kroll Bond Rating Agency, and a BB+ negative credit rating from Standard & Poor’s.

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

On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. Fixed income business to Tradeweb, the closing of which will accelerate Newmark's receipt of the Nasdaq shares, subject to an agreed upon present value discount (pursuant to the discounting adjustment provisions set forth in the original purchase agreement). The exact number of Nasdaq shares to be issued to Newmark in this accelerated issuance will depend on the closing date of the transaction. Upon the closing of the Nasdaq transaction, the Company's 2021 and 2022 Nasdaq Forwards are expected to accelerate and settle. Net of the Nasdaq Forward settlement, Newmark estimates it will receive approximately 5.2 million shares of Nasdaq stock, worth approximately $850 million, based on the closing price of Nasdaq shares on May 5, 2021. On April 29, 2021, TradeWeb stated that it expects the acquisition to close during the second quarter of 2021.

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

The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2020 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock is subject to the SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on our accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through “Retained earnings” on our accompanying unaudited condensed consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the special purpose vehicle (the “SPV”) that is a consolidated subsidiary of Newmark entered into variable postpaid forward contracts with RBC (together, the “Nasdaq Forwards”). The SPV is an indirect subsidiary of Newmark whose sole assets are the Nasdaq Earn-outs for 2019 through 2022. The Nasdaq Forwards provide the SPV the option to settle using up to 992,247 Nasdaq shares, to be received by the SPV pursuant to the Nasdaq Earn-out (see Note 7 — “Marketable Securities” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q ), or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022 (subject to acceleration due to Nasdaq's transaction with Tradeweb).

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

In September 2020, the SPV notified RBC of its decision to settle the second Nasdaq Forward using the Nasdaq shares the SPV received in November 2020 in exchange for the second tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq Earn-out shares. The fair value of the Nasdaq shares that Newmark received was $121.9 million. On November 30, 2020, Newmark settled the second Nasdaq Forward with 741,505 Nasdaq shares, with a fair value of $93.5 million and Newmark retained 250,742 Nasdaq shares. Newmark sold 223,608 of the Nasdaq shares during the three months ended March 31, 2021. Newmark sold the remaining shares in April of 2021.

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

Certain Other Related Party Transactions
Transactions with Executive Officers and Directors
On March 16, 2021, pursuant to the Newmark standing policy for Mr. Lutnick, the Compensation Committee granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick. Mr. Lutnick elected to waive such rights one-time with such future opportunities to be cumulative. The aggregate number of Mr. Lutnick’s units for which he waived exchange rights or other monetization rights is 4,423,457 non-exchangeable Newmark Holdings PSUs/NPSUs, inclusive of the PSUs receiving an HDU conversion right and 1,770,016 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $21,555,069 at that time, inclusive of the PPSUs receiving an HDU conversion right.

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

Sublease to BGC
In May 2020 RKF Retail Holdings LLC, a subsidiary of the Company, entered into a one-year sublease to BGC U.S. OpCo of approximately 21,000 rentable square feet of excess space in New York City. Under the terms of the sublease, BGC U.S. OpCo will pay a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In connection with this agreement, the Company received $0.3 million from BGC for the three months ended March 31, 2021.

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

Our GSE origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency (the “FHFA”). On November 17, 2020, the FHFA announced that the 2021 multifamily loan purchase caps for Fannie Mae and Freddie Mac will be $70 billion for each GSE. The cap structure allows the GSEs to offer a combined total of no more than $140 billion in lending support to the multifamily market in 2021, as compared to the $159 billion delivered in 2020. The 2021 caps require at least 50 percent of the Enterprises' multifamily business to be mission-driven, affordable housing. Despite lower industry volumes in 2021 Newmark believes it will continue to gain market share.

Economic Outlook in the United States
COVID-19 has adversely affected the economic outlook since the first quarter of 2020. Following a 3.5% contraction in 2020, the U.S. economy expanded by 6.4% annualized during the first quarter of 2021, according to a preliminary estimate from the U.S. Department of Commerce. The consensus is for U.S. gross domestic product to expand by 6.4% in 2021, 3.2% in 2022 and 2.4% in 2023, according to a recent Wall Street Journal survey of economists. The Federal Reserve Bank at their most recent Federal Open Market Committee meeting indicated that it would continue buying bonds to keep interest rates near zero and support continued low inflation by historical standards.

According to a preliminary report from the Bureau of Labor Statistics, the monthly average of payroll jobs increased by approximately 0.5 million on a net basis during the first quarter of 2021. The unemployment rate declined to 6.0% in March 2021 from a high of 14.8 % in April of 2020, but still higher than the 4.4% from March 2020.

The ten-year Treasury yield increased by approximately 104 basis points to 1.74% as of March 31, 2021 versus the year-earlier date. Ten-year Treasury yields have remained well below their 50-year average of approximately 6.17% due to market expectations that the Federal Open Market Committee (“FOMC”) will maintain a near-zero federal funds rate over the next several years in addition to muted inflation expectations. On March 17, 2021, the FOMC Committee decided to maintain the target range for the federal funds rate at 0 to 0.25%. The Committee expects it will be appropriate to maintain this target range until labor market conditions have reached levels consistent with the Committee’s assessments of maximum employment and until inflation has risen to 2% and is on track to moderately exceed 2% for some time.

Market Statistics
According to Real Capital Analytics (“RCA”), prices for commercial real estate were up by 7.8% year-over-year as of March 31, 2021, despite lower industry transaction volumes. These price increases were driven by concentrated activity in certain market segments such as multifamily and industrial, and resulted in price increases in those property types. In the first quarter of 2021, overall U.S. commercial real estate notional sales volumes decreased by 28%, versus first quarter 2020, according to RCA. In comparison, our investment sales volumes decreased 10.9% in the first quarter of 2021 versus first quarter 2020.

According to a February 2021 Mortgage Bankers Association (“MBA”) forecast, originations of commercial/multifamily loans of all types are projected to increase 11% in 2021. Our total debt volumes (both originated and non-originated) were up 8% to $6 billion in the first quarter of 2021 versus first quarter 2020.

Newmark’s loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volumes increased by 47% in the first quarter of 2021 versus first quarter 2020. The GSE multifamily agency volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by Newmark and its competitors by 30 to 45 days.

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

Fees are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. In capital markets, fees are earned and recognized when the sale of a property closes, and title passes from seller to buyer for investment sales and when debt or equity is funded to a vehicle for debt and equity transactions. Gains from mortgage banking activities/originations, net are recognized when a derivative asset is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Gains from mortgage banking activities/originations, net are recognized net of related fees and commissions to affiliates or third-party brokers. For loans we broker, revenues are recognized when the loan is closed. Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow accounting principles generally accepted in the U.S., or “U.S. GAAP”, which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for Leasing and Capital Markets transactions. See Note 3 — “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a more detailed discussion.

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

From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. (See Note 30 — “Compensation” and Note 31 — “Commitment and Contingencies”, to our accompanying unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q ).

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

Provision for Income Taxes
We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (which we refer to as “UBT”) in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, to our accompanying unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q ) rather than the partnership entity. Our accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes.

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

The adoption of ASC 842 on January 1, 2019 resulted in the recognition of Right-of-use (“ROU”) assets of approximately $178.8 million and Right-of-use liabilities of approximately $226.7 million, with no effect on beginning retained earnings.

The adoption of the new guidance did not have a significant impact on our accompanying unaudited condensed consolidated statements of operations, consolidated statements of changes in equity, and consolidated statements of cash flows.

See Note 3 — “Summary of Significant Accounting Policies” and Note 18 — “Leases” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q , for further information.

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

See Note 3 — “Summary of Significant Accounting Policies” and Note 23 — “Financial Guarantee Liability" to our accompanying unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q , for further information.

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$147,433	29.3%	$140,439	29.0%
Capital markets	121,403	24.1	127,923	26.4
Gains from mortgage banking activities/originations, net	47,393	9.4	50,422	10.4
Management services, servicing fees and other	187,751	37.3	165,146	34.1
Total revenues	503,980	100.0	483,930	100.0
Expenses:
Compensation and employee benefits	289,074	57.4	300,257	62.0
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	14,248	2.8	12,914	2.7
Total compensation and employee benefits	303,322	60.2	313,171	64.7
Operating, administrative and other	107,175	21.3	92,281	19.1
Fees to related parties	6,250	1.2	5,812	1.2
Depreciation and amortization	21,053	4.2	46,039	9.5
Total operating expenses	437,800	86.9	457,303	94.5
Other income/(loss), net	(2,210)	(0.4)	1,438	0.3
Income from operations	63,970	12.7	28,065	5.8
Interest (expense) income, net	(8,813)	(1.7)	(9,030)	(1.9)
Income before income taxes and noncontrolling interests	55,157	10.9	19,035	3.9
Provision for income taxes	10,579	2.1	4,797	1.0
Consolidated net income	44,578	8.8	14,238	2.9
Less: Net income attributable to noncontrolling interests	11,473	2.3	6,056	1.3
Net income available to common stockholders	$33,105	6.6%	$8,182	1.7%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended March 31,
	2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$1,218	0.2%	$8,119	1.7%
Allocations of net income to limited partnership units and FPUs	10,633	2.1	549	0.1
Limited partnership units amortization	(600)	(0.1)	1,895	0.4
RSU amortization	2,997	0.6	2,351	0.5
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$14,248	2.8%	$12,914	2.7%

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

Revenues

Leasing and Other Commissions
Leasing and other commission revenues increased by $7.0 million, or 5.0%, to $147.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Despite continued lower industry wide leasing resulting from the impact of the COVID-19 pandemic, and in particular, large, urban markets, such as New York city and the San Francisco Bay Area, our leasing and commissions grew due to increased demand for industrial, retail properties and life sciences.

Capital Markets
Capital markets revenue decreased by $6.5 million, or 5.1%, to $121.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This decrease was primarily due to lower investment sales volumes, which decreased 13.6% year-over-year, as compared to an industry volume decline of 28%.

Gains from Mortgage Banking Activities/Originations, Net
Gains from mortgage banking activities, net decreased by $3.0 million, or 6.0%, to $47.4 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease was primarily due to product mix as organization volumes were up 29% over 2020 first quarter.

A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the three months ended March 31, 2021 and 2020, we recognized $28.7 million and $29.3 million, respectively, of non-cash gains related to OMSRs.

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased $22.6 million, or 13.7%, to $187.8 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The increase was primarily due to higher pass-through revenues, valuation and advisory fees, and servicing fees.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $11.2 million, or 3.7%, to $289.1 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The decrease in the three months ended March 31, 2021 was primarily attributable to our cost-savings initiatives.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $1.3 million, or 10.3%, to $14.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 as a result of a higher income allocation charges due to higher earnings, partially offset by a decrease in issuance of common stock and exchangeability expenses.

Operating, Administrative and Other
Operating, administrative and other expenses increased $14.9 million, or 16.1%, to $107.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to higher pass-through expenses tied to our management services revenue growth and a $12.8 million acquisition related earn-out reversal which was recorded in the first quarter of 2020. These increases were partially offset by a reduction in CECL-related provisions of $16.7 million due to a more favorable credit environment and our cost-savings initiatives.

Fees to Related Parties
Fees to related parties increased by $0.4 million, or 7.5%, to $6.2 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2021 decreased by $25.0 million, or 54.3%, to $21.1 million as compared to the three months ended March 31, 2020. This decrease was due to a $24.4 million decrease in mortgage servicing rights amortization due to a more favorable interest rate environment.

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the three months ended March 31, 2021 and 2020, our revenue included $28.7 million and $29.3 million, respectively, and our expenses included $15.1 million and $39.5 million, respectively, of MSR amortization. The decline in the MSR amortization resulted from the increase in the MSR valuation allowance by $17.6 million due to the decline in short-term interest rates during the three months ended March 31, 2020 and then during the three months ended March 31, 2021, Newmark decreased the MSR valuation allowance by $11.2 million due primarily to increasing short-term interest rates.

Other Income (loss), Net
Other income (loss), net of $(2.2) million in the three months ended March 31, 2021 was primarily related to mark-to-market loss related to the Nasdaq Forwards of $5.6 million, $2.3 million of gains from the sale of Nasdaq shares, and $1.0 million of equity income from Real Estate LP.

Other income, net of $1.4 million in the three months ended March 31, 2020 resulted from a mark-to-market gain related to the Nasdaq Forwards of $21.2 million, which Nasdaq Forwards are a hedge against potential downside risk from a decline in the share price of Nasdaq's common stock, while allowing the Company to retain all the potential upside from any related share price appreciation related to the annual Nasdaq Earn-out. The value of the Nasdaq Forwards moves inversely with the price of Nasdaq common stock. This gain was mostly offset by an unrealized loss of $16.8 million relating to non-marketable investments carried under the measurement alternative and $2.2 million of realized losses from the sale of Nasdaq shares.

Interest (Expense) Income, Net
Interest expense, net decreased by $0.2 million, or 2.4%, to $8.8 million during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Provision for Income Taxes
Provision for income taxes increased by $5.8 million, or 120.5%, to $10.6 million for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This increase was primarily driven by higher pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $5.4 million, or 89.4%, to $11.5 million for the three months ended March 31, 2021.

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

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019 (1)	June 30, 2019
Revenues:
Commissions	$268,836	$328,645	$197,903	$173,038	$268,362	$416,728	$357,908	$346,131
Gains from mortgage banking activities/originations, net	47,393	100,228	91,192	69,071	50,422	49,316	72,332	45,091
Management services, servicing fees and other	187,751	172,553	146,829	141,609	165,146	166,320	156,394	160,256
Total revenues	503,980	601,426	435,924	383,718	483,930	632,364	586,634	551,478
Expenses:
Compensation and employee benefits	289,074	362,676	253,908	230,518	300,257	354,862	341,036	316,737
Equity-based compensation and allocations of net income to limited partnership units and FPUs	14,248	56,215	50,769	10,860	12,914	148,965	56,647	39,353
Total compensation and employee benefits	303,322	418,891	304,677	241,378	313,171	503,827	397,683	356,090
Operating, administrative and other	107,175	79,322	61,790	61,012	92,281	85,918	86,297	101,749
Fees to related parties	6,250	5,447	6,109	5,205	5,812	3,990	7,088	7,222
Depreciation and amortization	21,053	36,580	29,627	28,946	46,039	32,634	36,781	33,425
Total operating expenses	437,800	540,240	402,203	336,541	457,303	626,369	527,849	498,486
Other income (loss), net	(2,210)	(58,367)	108,608	(36,389)	1,438	(14,313)	108,711	(3,726)
Income (loss) from operations	63,970	2,819	142,329	10,788	28,065	(8,318)	167,496	49,266
Interest expense, net	(8,813)	(9,111)	(9,532)	(10,056)	(9,030)	(8,141)	(8,167)	(8,081)
Income (loss) before income taxes and noncontrolling interests	55,157	(6,292)	132,797	732	19,035	(16,459)	159,329	41,185
Provision (benefit) for income taxes	10,579	(1,165)	33,272	88	4,797	(132)	36,760	9,121
Consolidated net income (loss)	44,578	(5,127)	99,525	644	14,238	(16,327)	122,569	32,064
Less: Net income (loss) attributable to noncontrolling interests	11,473	(1,346)	24,176	330	6,056	(5,362)	33,871	9,396
Net income (loss) available to common stockholders	$33,105	$(3,781)	$75,349	$314	$8,182	$(10,965)	$88,698	$22,668
(1)Amounts include the gains related to the Nasdaq Earn-out associated with the Nasdaq monetization transactions recorded in Other income (loss), net.

Financial Position, Liquidity and Capital Resources

Actions taken in response to the COVID-19 pandemic
    In 2020, we took various measures to strengthen our balance sheet and maintain liquidity to withstand the potential impact of the COVID-19 pandemic. We increased our Credit Facility from $250.0 million to $465.0 million to enhance financial flexibility. We reduced dividends to common stockholders to $0.01 as approved by our Board of Directors beginning with the first quarter of 2020, and distributions to partners were reduced comparably. We took actions to reduce expenses for 2020, and on an ongoing basis, related to support and operations functions. Collectively, these actions reinforce our ability to maintain financial flexibility during the COVID-19 pandemic and emerge from the crises with market share gains.

Overview
The primary source of liquidity for our business is the cash flow provided by our operations and our off-balance sheet Nasdaq asset.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities, and Nasdaq shares are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of March 31, 2021, our long-term debt consists of our 6.125% Senior Notes with a carrying amount of $543.4 million and $137.9 million outstanding under the Credit Facility.

Financial Position
Total assets were $4.0 billion at March 31, 2021 and December 31, 2020.

Total liabilities were $3.0 billion at March 31, 2021 and December 31, 2020.

Liquidity
We expect to generate cash flows from operations to fund our business and to meet our short-term liquidity requirements, which we define as the next twelve months. As of March 31, 2021, we had $142.9 million of cash and cash equivalents, $325.0 million of availability on our revolver and Nasdaq stock and retained upside as described below.

On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. Fixed income business to Tradeweb, the closing of which will accelerate Newmark's receipt of the Nasdaq shares, subject to an agreed upon present value discount (pursuant to the discounting adjustment provisions set forth in the original purchase agreement). The exact number of Nasdaq shares to be issued to Newmark in this accelerated issuance will depend on the closing date of the transaction. Upon the closing of the Nasdaq transaction, the Company's 2021 and 2022 Nasdaq Forwards are expected to accelerate and settle. Net of the Nasdaq Forward settlement, Newmark estimates it will receive approximately 5.2 million shares of Nasdaq stock, worth approximately $850 million, based on the closing price of Nasdaq shares on May 5, 2021.On April 29, 2021, TradeWeb stated that it expects the acquisition to close during the second quarter of 2021.

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
•The pre-sold loans are funded at a 100% advance rate via bank warehouse facilities and are generally held for a period of 30-45 days prior to the consummation of a sale at an annualized carry rate of approximately 50 basis points. As of March 31, 2021, we had $1.5 billion of warehouse loan funding available through multiple banking partners.
•We also service loans for Fannie Mae, Freddie Mac, FHA, and various life insurance companies, banks, CMBS and other lenders.
•We share credit losses on a pari passu basis with Fannie Mae (weighted average loss sharing is approximately 30%) on our $24.6 billion portfolio. In the event of an actual credit loss, all losses are allocated between the two parties based on the contractual loss sharing arrangement. Although we share credit losses on our Fannie Mae DUS portfolio, we view our originated servicing portfolio to be conservative in terms of relevant credit metrics such as debt service coverage, original loan-to-value and market and borrower quality.

Following enactment of the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020, Fannie Mae, Freddie Mac and Ginnie Mae announced forbearance of loan payment programs. Newmark only has advancing obligations under Fannie Mae and Ginnie Mae. Effective July 1, 2020, Fannie announced an update to their forbearance of loan payment program:
•Forbearance of payments can extend up to six monthly payments and then must be repaid back up to a period of 24 months. To be eligible, borrowers must demonstrate a hardship directly related to COVID-19.
•While the forbearance rate remains difficult to predict, we would be required to advance up to $4.9 million for each 1% increase in the forbearance rate based on the CARES Act forbearance period.
•As of March 31, 2021, Newmark had six loans totaling $94.2 million in outstanding principal balance where we have $0.3 million in outstanding servicing advances.
•Newmark has a $125 million line of credit with Bank of America within its $400.0 million warehouse facility to fund principal and interest servicing advances during the forbearance period related to the CARES Act.
•We have a contractual right to be reimbursed in full by Fannie Mae and Ginnie Mae for all servicer advances made during the COVID-19 forbearance program.

Long-term debt
Long-term debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
6.125% Senior Notes	$543,382	$542,772
Credit Facility	137,888	137,613
Total	$681,270	$680,385

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

Credit Facility
On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent. The Credit Agreement was amended on February 26, 2020 to increase the size of the facility and extend the maturity date to February 26, 2023. The Amended Credit Agreement provided for a $425.0 million three-year unsecured senior revolving credit facility. The Credit Agreement was again amended on March 16, 2020 to increase the size of the facility. The Amended Credit Agreement provides for a $465.0 million three-year unsecured senior revolving credit facility. As of March 31, 2021, the carrying value of borrowings outstanding under the Amended Credit Agreement was $137.9 million. Borrowings under the Amended Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) London Interbank Offered Rate (“LIBOR”) for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base rate borrowings, both of which can be up to 0.50% higher depending upon Newmark’s credit rating. The Amended Credit Facility also provides for an unused facility fee.

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of March 31, 2021, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of March 31, 2021, Newmark had $1.5 billion of committed loan funding available through three commercial banks and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of March 31, 2021 and December 31, 2020, we had $817.0 million and $1,061.2 million outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$290,960	$(652,401)
Add back:
Loan originations - loans held for sale	2,164,595	2,545,715
Loan sales - loans held for sale	(2,434,241)	(2,057,684)
Unrealized gains on loans held for sale	4,035	36,061
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)(2)	$25,349	$(128,309)
(1) Includes payments for corporate taxes in the amount of 0.1 million and $60.0 million for the three months ended March 31, 2021 and 2020, respectively.
(2) Includes payments to employees and partners of $7.7 million and $105.3 million for the three months ended March 31, 2021 and 2020, respectively.
Cash Flows for the Three Months Ended March 31, 2021
For the three months ended March 31, 2021, we generated $291.0 million of cash from operations. However, excluding activity from loan originations and sales, net cash generated from operating activities for the three months ended March 31, 2021 was $25.3 million. We had consolidated net income of $44.6 million, $7.6 million of positive adjustments to reconcile net income to net cash used by operating activities (excluding activity from loan originations and sales) and $26.8 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $7.7 million of increases in loans, forgivable loans and other receivables from employees, a $15.2 million increases in receivables, net, a decrease in other assets of $8.8 million, a $6.8 million increase in accounts payable, accrued expenses and other liabilities, a $24.2 million decrease in accrued compensation and an increase in payable to related parties of $4.7 million. Cash used in investing activities was $9.8 million, primarily related to $39.0 million of payments for acquisitions, net of cash acquired, partially offset by $31.6 million of proceeds from the sale of marketable securities. Cash used in financing activities of $328.4 million primarily related to $244.2 million of net repayments on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises, $37.4 million of payments to Deutsche Bank related to Berkeley Point, $33.3 million for repayment of securities loaned, $6.5 million in earning distributions to limited partnership interests and other noncontrolling interests, and $1.8 million in dividends to stockholders.

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

Credit Ratings
    As of March 31, 2021, our public long-term credit ratings and associated outlooks are as follows:

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

Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying unaudited condensed consolidated financial statements. As of March 31, 2021, Newmark has met all capital requirements. As of March 31, 2021, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $371.9 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of March 31, 2021 and December 31, 2020, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of March 31, 2021 and December 31, 2020, outstanding borrower advances were $0.8 million and $0.8 million, respectively, and are included in “Other assets” in our accompanying unaudited condensed consolidated balance sheets.

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

See “Regulation” in Part I, Item I of this Quarterly Report on Form 10-Q for additional information related to our regulatory environment.

Equity
Repurchase Program
On February 17, 2021, our Board increased its authorized share repurchases of Newmark Class A Common stock and purchases of limited partnership interests in Newmark's subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three months ended March 31, 2021, Newmark repurchased 879,243 shares of Class A common stock at an average price of $10.57. As of March 31, 2021, Newmark had $390.4 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's unit redemptions and share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares Newmark's Class A common stock. The gross unit redemptions and share repurchases of Newmark's Class A common stock during the three months ended March 31, 2021 were as follows (in thousands except share and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Redemptions
January 2021	—	$—
February 2021	—	$—
March 2021	28,962	$11.09

Repurchases
January 2021	—	$—
February 2021	—	$—
March 2021	879,243	$10.57
Total	908,205	$10.59	$390,386

Fully Diluted Share Count
Our fully diluted weighted-average share count follows (in thousands):

	March 31,
	2021	2020
Common stock outstanding(1)	183,254	177,545
Partnership units(2)	83,556	84,491
RSUs (Treasury stock method)	3,165	1,370
Newmark exchange shares	1,219	240
Total(3)	271,194	263,646
(1)Common stock consisted of Class A shares and Class B shares. For the three months ended March 31, 2021, the weighted-average number of Class A shares was 161.9 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor units, (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, to our Consolidated Financial Statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 22.7 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For three months ended March 31, 2021, there were no potentially anti-dilutive securities included in the weighted-average share count, which would excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) share count were as follows (in thousands):

	March 31,
	2021	2020
Common stock outstanding	184,400	177,987
Partnership units	80,051	84,260
Newmark RSUs	—	228
Newmark exchange shares	1,170	243
Other	—	378
Total	265,621	263,096

Contingent Payments Related to Acquisitions
Newmark completed acquisitions for which contingent cash consideration of $19.2 million. The contingent cash liability is recorded at fair value as deferred consideration on our accompanying unaudited condensed consolidated balance sheets.
Equity Method Investments
Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of March 31, 2021, Newmark had $89.3 million in this equity method investment, which represents a 27% ownership in Real Estate LP.

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

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2021, we have issued 760,910 million shares of our Class A common stock under this registration statement.

As of March 31, 2021 and December 31, 2020, Newmark was committed to fund approximately $0.4 billion and $0.4 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of March 31, 2021 and December 31, 2020, the aggregate balance of employee loans, net of reserve, was $444.7 million and $454.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2021 and 2020 were $17.3 million and $14.5 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the three months ended March 31, 2021, there was a insignificant increase of $0.5 million in our reserves. These reserves were based on macroeconomic forecasts are critical inputs into our model and material movements in variables such as, the U.S. unemployment rate and U.S. GDP growth rate could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Newmark entered into variable postpaid forward contracts as a result of the Nasdaq Forwards. These contracts qualify as derivative financial instruments. The Nasdaq Forwards provide Newmark with the ability to redeem the EPUs for Nasdaq stock, and as these instruments are not legally detachable, they represent single financial instruments. The financial instruments’ EPU redemption feature for Nasdaq shares is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instruments, and, therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on our accompanying unaudited condensed consolidated balance sheets, with all changes in fair value recorded as a component of “Other income (loss), net” on our accompanying unaudited condensed consolidated statements of operations. See Note 11 — “Derivatives”, to our accompanying unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

Recent Accounting Pronouncements
See Note 1 — “Organization and Basis of Presentation”, to our accompanying unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q , for information regarding recent accounting pronouncements.

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

Certain Other Compensation-Related Items under Adjusted Earnings and Adjusted EBITDA
Newmark also excludes various other GAAP items that management views as not reflective of the Company’s underlying performance for the given period from its calculation of Adjusted Earnings and Adjusted EBITDA. These may include compensation-related items with respect to cost-saving initiatives, such as severance charges incurred in connection with headcount reductions as part of broad restructuring and/or cost-savings plans. Beginning in the first quarter of 2021, the Company also excludes compensation charges related to non-cash GAAP gains attributable to originated mortgage servicing rights (which Newmark refers to as “OMSRs”) because these gains are also excluded from Adjusted Earnings and Adjusted EBITDA. Newmark has recast its historical results to be consistent with this new presentation on its investor relations website at ir.nmrk.com and in the comparative periods presented in the Company’s most recent financial results release.

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
•Various other GAAP items that management views as not reflective of the Company’s underlying performance for the given period, including non-compensation-related charges incurred as part of broad restructuring and/or cost-savings plans. Such GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives, as well as non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions.

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

Management Rationale for Using Adjusted Earnings
Newmark’s calculation of Adjusted Earnings excludes the items discussed above because they are either non-cash in nature, because the anticipated benefits from the expenditures are not expected to be fully realized until future periods, or because the Company views results excluding these items as a better reflection of the underlying performance of Newmark’s ongoing operations. Management uses Adjusted Earnings in part to help it evaluate, among other things, the overall performance of the Company’s business, to make decisions with respect to the Company’s operations, and to determine the amount of dividends payable to common stockholders and distributions payable to holders of limited partnership units. Dividends payable to common stockholders and distributions payable to holders of limited partnership units are included within “Distributions to stockholders” and “Earnings distributions to limited partnership interests and noncontrolling interests,” respectively, in our accompanying unaudited condensed consolidated statements of cash flows.

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
•Various other GAAP items that management views as not reflective of the Company’s underlying performance for the given period, including charges incurred as part of broad restructuring and/or cost-savings plans. Such GAAP items may include charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives, as well as non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions. The Company also excludes compensation charges related to OMSRs because these non-cash gains are also excluded from Adjusted EBITDA.
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

OUR ORGANIZATIONAL STRUCTURE

Current Organizational Structure
As of March 31, 2021, there were 169,491,393 shares of Newmark Class A common stock issued and 163,113,922 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of March 31, 2021, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM as of March 31, 2021, represented approximately 56.6% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of March 31, 2021, we directly held Newmark OpCo limited partnership interests consisting of approximately 85,274,543 units representing approximately 31.6% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of March 31, 2021, 4,695,881 founding/working partner interests were outstanding. These founding/working partners were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires Cantor units from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of March 31, 2021, 60,014,566 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of March 31, 2021, the exchange ratio was 0.9365.

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

The following diagram illustrates the ownership structure of Newmark as of March 31, 2021. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF MARCH 31, 2021

Cantor Fitzgerald, L.P.
Public Stockholders of Newmark Group, Inc.
Class A common stock (0.0% of economics and 0.0% of voting power of Newmark Group, Inc.)
100% Class B common stock (11.5% of economics and 56.6% of voting power)
7.9% indirect economic interest in Newmark OpCo
100% Class A common stock (88.5% of economics and 43.4% of voting power)
60.5% indirect economic interest in Newmark OpCo
Limited Partnership Interests (29.6% of economics of Newmark Holdings)
9.4% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interests (70.4% of economics of Newmark Holdings)
22.2% indirect economic interest in Newmark OpCo
Newmark Holdings
Limited Partnership Interest (68.4% of economics of Newmark OpCo)
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interest (31.6% of economics of Newmark OpCo)
Newmark OpCo
Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
Minority Equity Interests
Operating Subsidiaries
Other Entities

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 88.5% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 11.5% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 74.0% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 26.0% of the voting power in Newmark.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2021 through March 31, 2021 as follows: (a) an aggregate of 1,123,474 limited partnership units granted by Newmark Holdings; (b) 879,243 shares of Newmark Class A common stock repurchased by us; (c) no shares of Newmark Class A common stock forfeited; (d) 965,469 shares of Newmark Class A common stock issued for vested restricted stock units; (e) 134,405 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 19,239,090 of such shares remaining available for issuance by us under such Registration Statement; (h) 160,223 terminated limited partnership units; and (i) no purchased limited partnership units.

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

Interest Rate Risk
Newmark had $543.4 million of fixed rate 6.125% Senior Notes outstanding as of March 31, 2021. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had $137.9 million outstanding under its Credit Facility as of March 31, 2021. The interest rate on the Credit Facility is based upon LIBOR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of March 31, 2021 and 2020 was 11 basis points and 99 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by $11.8 million based on our escrow balance as of March 31, 2021 compared to $6.9 million based on our escrow balance as of March 31, 2020. A decrease in 30-day LIBOR to zero would decrease our annual earnings by $1.3 million based on the escrow balances as of March 31, 2021 and by $6.9 million based on our escrow balances as of March 31, 2020.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by $8.2 million based on our outstanding balances as of March 31, 2021 compared to $7.0 million based on our outstanding balances as of March 31, 2020. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $0.9 million based on our outstanding warehouse balance as of March 31, 2021 and by $7.0 million as of March 31, 2020.

Market Risk
We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $4.0 million and $33.3 million as of March 31, 2021 and December 31, 2020, respectively. These include shares of common stock of Nasdaq, the rights to which initially resulted from BGC Partners sale of its electronic benchmark Treasury platform to Nasdaq. The right to receive the remainder of the Nasdaq payment was transferred from BGC Partners to us beginning in the third quarter of 2017. We have recorded gains/(losses) related to the Nasdaq payments and related appreciation in shares held by Newmark of $2.0 million and ($2.2 million) three months ended March 31, 2021 and 2020, respectively, and expect our future results to include the additional approximately 6.9 million Nasdaq shares to be received over time. In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares to be received in each of 2019, 2020, 2021 and 2022. On December 18, 2020 the SPV delivered 741,505 Nasdaq Shares to RBC in exchange for $93.5 million Newmark OpCo EPUs pursuant to the second forward agreement. On December 2, 2019 the SPV delivered 898,685 Nasdaq Shares to RBC in exchange for $93.5 million Newmark OpCo EPUs pursuant to the first forward agreement.

For the three months ended March 31, 2021 and 2020, we recorded losses of $5.6 million and $21.2 million, respectively, for the mark-to-market adjustment related to the Nasdaq Forwards.

Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 7 — “Marketable Securities” and Note 11 — “Derivatives” to our accompanying unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities.

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

The fair value of Newmark’s Nasdaq Forwards considers the effects of Nasdaq’s stock price volatility between the balance sheet date and the maturity date. The fair value is determined through the use of a Black-Scholes put option valuation model. Inputs used to determine fair value were as follows:

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Number of shares per tranche	992,247	992,247	992,247	992,247	992,247
Strike price	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21
Maturity date	November 30, 2021 - November 30, 2022	November 30, 2021 - November 30, 2022	November 30, 2020 - November 30, 2022	November 30, 2020 - November 30, 2022	November 30, 2020 - November 30, 2022
Implied volatility - weighted-average	42.9%	42.5%	42.1%	41.4%	39.8%
Period end stock price	$147.46	$132.74	$122.71	$119.47	$94.95
Dividend yield - weighted-average	1.33%	1.48%	1.60%	1.64%	1.98%
Interest rate - weighted-average	0.23%	0.19%	0.21%	0.24%	0.52%
Unrealized gains/(losses) due to the changes in fair value of the Nasdaq Forwards	$(5,602)	$(5,831)	$(5,771)	$(22,945)	$21,173

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of March 31, 2021. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

See Note 31 — “Commitments and Contingencies” to the Company’s Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for a description of our legal proceedings which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report, including under the section titled “Special Note Regarding Forward-Looking Information,” you should carefully consider the information set forth in Item 1A “Risk Factors” in Newmark’s Annual Report on Form 10-K for the year ended December 31, 2020 for a detailed discussion of known material factors which could materially and adversely affect our financial condition, liquidity, results of operations, cash flows or prospects:

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: May 7, 2021