Form 10-Q
period 2021-06-30
NEWMARK GROUP, INC.
filed 2021-08-09
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2021
Class A Common Stock, par value $0.01 per share	174,314,470 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic, including any successive waves or variants of the virus, or the emergence of another pandemic, as the extent and duration of the impact on public health, including complications in the implementation of vaccination programs, effectiveness and public acceptance of vaccines, and governmental and public reactions thereto, including the adoption of vaccine passport requirements or other documentation by governmental authorities or private operators of public spaces, the impact on the economy, the commercial real estate services industry and the global financial markets, and consumer and corporate clients and customers, including the effect on demand for commercial real estate including office space, levels of new lease activity and renewals, frequency of loan defaults and forbearance, and fluctuations in the mortgage-backed securities market;
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

•the impact on our stock price from the reduction of our dividend and potential future changes in our capital deployment priorities, including repurchases of shares, purchases of limited partnership interests, and our dividend policy, and in Newmark Holdings distributions to partners and the related impact of such reductions, as well as the effect of layoffs, furloughs, salary cuts, and expected lower commissions or bonuses on the repayment of partner loans;
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
•our ability to effectively deploy the proceeds of our Nasdaq, Inc. (“Nasdaq”) shares to repurchase shares or limited partnership interests, reduce our debt, and invest in growing our business;
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
•the effect on our business, clients, the markets in which we operate, and the economy in general of inflationary pressures and the Federal Reserve's response thereto, infrastructure spending, changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in Mexico and other countries, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and future changes to tax policy and other potential political policies resulting from elections and changes in governments;
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
•our ability to identify and remediate any material weaknesses or significant deficiencies in internal controls that could affect our ability to properly maintain books and records, prepare financial statements and reports in a timely manner, control policies, practices and procedures, operations and assets, assess and manage the Company’s operational, regulatory and financial risks, and integrate acquired businesses and brokers, salespeople, managers and other professionals;
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

Our website address is www.nmrk.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D filed on behalf of Cantor, CF Group Management, Inc., our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our industry and business. The information contained on, or that may be accessed through our website, is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$165,721	$191,448
Restricted cash	71,926	66,951
Marketable securities	1,093,887	33,283
Loans held for sale, at fair value	415,991	1,086,805
Receivables, net	407,267	376,795
Other current assets (see Note 19)	84,975	63,790
Total current assets	2,239,767	1,819,072
Goodwill	597,462	560,332
MSRs, net	526,406	494,729
Loans, forgivable loans and other receivables from employees and partners, net	451,190	454,270
Right-of-use assets	409,532	190,469
Fixed assets, net	113,348	96,367
Other intangible assets, net	57,195	44,289
Other assets (see Note 19)	239,195	322,922
Total assets	$4,634,095	$3,982,450
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$410,170	$1,061,202
Accrued compensation	568,798	279,872
Accounts payable, accrued expenses and other liabilities (see Note 29)	715,695	326,548
Securities loaned	—	33,278
Payables to related parties	548	4,392
Total current liabilities	1,695,211	1,705,292
Long-term debt	682,160	680,385
Right-of-use liabilities	418,412	218,629
Other long-term liabilities (see Note 29)	246,685	436,952
Total liabilities	3,042,468	3,041,258
Commitments and contingencies (see Note 31)
Redeemable partnership interests	20,407	20,045
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 189,765,883 and 167,604,348 shares issued at June 30, 2021 and December 31, 2020, respectively, and 179,736,458 and 161,175,894 shares outstanding at June 30, 2021 and December 31, 2020, respectively	1,772	1,676
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at June 30, 2021 and December 31, 2020, convertible into Class A common stock	212	212
Additional paid-in capital	506,077	351,450
Retained earnings	805,720	342,764
Contingent Class A common stock	1,572	1,572
Treasury stock at cost: 10,029,425 and 5,498,228 shares of Class A common stock at June 30, 2021 and December 31, 2020, respectively	(87,940)	(40,531)
Accumulated other comprehensive loss	(2,192)	(2,094)
Total stockholders’ equity	1,225,221	655,049
Noncontrolling interests	345,999	266,098
Total equity	1,571,220	921,147
Total liabilities, redeemable partnership interests, and equity	$4,634,095	$3,982,450

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Commissions	$369,102	$173,038	$637,938	$441,399
Gains from mortgage banking activities/originations, net	41,260	69,071	88,653	119,494
Management services, servicing fees and other	219,509	141,609	407,260	306,754
Total revenues	629,871	383,718	1,133,851	867,647
Expenses:
Compensation and employee benefits	541,397	230,518	830,471	530,775
Equity-based compensation and allocations of net income to limited partnership units and FPUs	267,532	10,860	281,780	23,774
Total compensation and employee benefits	808,929	241,378	1,112,251	554,549
Operating, administrative and other	135,008	61,012	242,183	153,293
Fees to related parties	5,782	5,205	12,032	11,017
Depreciation and amortization	30,868	28,946	51,921	74,986
Total operating expenses	980,587	336,541	1,418,387	793,845
Other (loss) income, net	1,086,812	(36,389)	1,084,602	(34,951)
Income from operations	736,096	10,788	800,066	38,851
Interest expense, net	(8,723)	(10,056)	(17,536)	(19,085)
Income before income taxes and noncontrolling interests	727,373	732	782,530	19,766
Provision for income taxes	142,182	88	152,761	4,886
Consolidated net income	585,191	644	629,769	14,880
Less: Net income attributable to noncontrolling interests	145,447	330	156,920	6,387
Net income available to common stockholders	$439,744	$314	$472,849	$8,493
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$435,178	$(2,131)	$466,642	$3,604
Basic earnings per share	$2.35	$(0.01)	$2.53	$0.02
Basic weighted-average shares of common stock outstanding	185,114	178,523	184,190	178,034
Fully diluted earnings per share
Net income for fully diluted shares	$583,745	$(2,131)	$626,472	$3,604
Fully diluted earnings per share	$2.13	$(0.01)	$2.30	$0.02
Fully diluted weighted-average shares of common stock outstanding	273,555	178,523	272,303	178,710
(1)Includes a reduction for dividends on preferred stock or EPUs in the amount of $4.6 million and $6.2 million for the three and six months ended June 30, 2021, respectively, and $2.4 million and $4.9 million for the three and six months ended June 30, 2020, respectively. (see Note 1 — “Organization and Basis of Presentation”).
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated net income	$585,191	$644	$629,769	$14,880
Foreign currency translation adjustments	420	(1,327)	(205)	(2,604)
Comprehensive income, net of tax	585,611	(683)	629,564	12,276
Less: Comprehensive income attributable to noncontrolling interests, net of tax	145,447	330	156,920	6,387
Comprehensive income available to common stockholders	$440,164	$(1,013)	$472,644	$5,889

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, April 1, 2021	$1,695	$212	$364,213	$1,572	$(48,221)	$372,387	$(2,612)	$281,427	$970,673
Consolidated net income	—	—	—	—	—	439,744	—	145,447	585,191
Foreign currency translation adjustments	—	—	—	—	—	—	420	—	420
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPU's, 1,008,731 units	—	—	—	—	—	—	—	—	—
Dividends to common stockholders	—	—	—	—	—	(1,852)	—	—	(1,852)
Preferred dividend on EPUs	—	—	—	—	—	(4,559)	—	4,559	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	7,238	7,238
Grant of exchangeability, redemption and issuance of Class A common stock, 20,235,634 shares	77	—	119,275	—	—	—	—	71,895	191,247
Contributions of capital to and from Cantor for equity-based compensation	—	—	18,742	—	—	—	—	8,429	27,171
Repurchase of 3,613,098 shares of Class A Common Stock	—	—	—	—	(39,719)	—	—	(6,200)	(45,919)
Issuance and redemption of limited partnership units including contingent units	—	—	—	—	—	—	—	—	—
Restricted stock units compensation	—	—	3,847	—	—	—	—	600	4,447
Redemption of EPU's	—	—	—	—	—	—	—	(167,396)	(167,396)
Balance, June 30, 2021	$1,772	$212	$506,077	$1,572	$(87,940)	$805,720	$(2,192)	$345,999	$1,571,220

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
January 1, 2021	$1,676	$212	$351,450	$1,572	$(40,531)	$342,764	$(2,094)	$266,098	$921,147
Consolidated net income	—	—	—	—	—	472,849	—	156,920	629,769
Foreign currency translation adjustments	—	—	—	—	—	—	(98)	(107)	(205)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPU's, 1,008,731 units	—	—	—	—	—	—	—	4,025	4,025
Dividends to common stockholders	—	—	—	—	—	(3,693)	—	—	(3,693)
Preferred dividend on EPUs	—	—	—	—	—	(6,200)	—	6,200	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	3,225	3,225
Grant of exchangeability, redemption and issuance of Class A common stock, 2,827,773,905 shares	96	—	130,743	—	—	—	—	74,978	205,817
Contributions of capital to and from Cantor for equity-based compensation	—	—	17,980	—	—	—	—	8,310	26,290
Repurchase of 4,492,341 shares of Class A Common Stock	—	—	—	—	(47,409)	—	—	(7,793)	(55,202)
Restricted stock units compensation	—	—	5,904	—	—	—	—	1,539	7,443
Redemption of EPU's	—	—	—	—	—	—	—	(167,396)	(167,396)
Balance, June 30, 2021	$1,772	$212	$506,077	$1,572	$(87,940)	$805,720	$(2,192)	$345,999	$1,571,220

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, April 1, 2020	$1,612	$212	$324,817	$1,050	$(34,894)	$282,050	$(1,277)	$347,361	$920,931
Consolidated net income	—	—	—	—	—	314	—	330	644
Foreign currency translation adjustments	—	—	—	—	—	—	(1,009)	—	(1,009)
Dividends to common stockholders	—	—	—	—	—	(1,790)	—	—	(1,790)
Preferred dividend on EPUs	—	—	—	—	—	(2,444)	—	2,444	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(37,128)	(37,128)
Grant of exchangeability, redemption and issuance of Class A common stock, 1,109,690 shares	11	—	2,240	—	—	—	—	(2,114)	137
Restricted stock units compensation	—	—	1,518	—	—	—	—	1,206	2,724
Redemption of EPU's	—	—	—	—	—	—	—	—	—
Other	—	—	621	—	—	—	(318)	—	303
Balance, June 30, 2020	$1,623	$212	$329,196	$1,050	$(34,894)	$278,130	$(2,604)	$312,099	$884,812

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2020	$1,608	$212	$318,165	$1,461	$(34,894)	$313,112	$—	$340,961	$940,625
Consolidated net income	—	—	—	—	—	8,493	—	6,387	14,880
Foreign currency translation adjustments	—	—	—	—	—	—	(2,286)	—	(2,286)
Cumulative effect of credit loss standard adoption	—	—	—	—	—	(19,023)	—	—	(19,023)
Dividends to common stockholders	—	—	—	—	—	(19,563)	—	—	(19,563)
Preferred dividend on EPUs	—	—	—	—	—	(4,889)	—	4,889	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(38,080)	(38,080)
Grant of exchangeability, redemption and issuance of Class A common stock, 1,545,975 shares	15	—	6,663	—	—	—	—	(4,552)	2,126
Issuance and redemption of limited partnership units including contingent units	—	—	425	(411)	—	—	—	893	907
Restricted stock units compensation	—	—	3,322	—	—	—	—	1,601	4,923
Other	—	—	621	—	—	—	(318)	—	303
Balance, June 30, 2020	$1,623	$212	$329,196	$1,050	$(34,894)	$278,130	$(2,604)	$312,099	$884,812

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dividends declared per share of common stock	$0.01	$0.01	$0.02	$0.11
Dividends declared and paid per share of common stock	$0.01	$0.01	$0.02	$0.11

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$629,769	$14,880
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on originated MSRs	(70,574)	(73,565)
Depreciation and amortization	51,921	74,986
Nasdaq earn-out recognition	(1,108,012)	—
Provision/(reversals) for/of credit losses on the financial guarantee liability	(6,349)	14,702
Provision for doubtful accounts	4,064	2,948
Equity-based compensation and allocation of net income to limited partnership units and FPUs	296,073	23,774
Employee loan amortization	36,777	31,926
Deferred tax (benefit) provision	1,084	(24)
Non-cash changes in acquisition related earnouts	752	(11,711)
Unrealized (gains) on loans held for sale	(5,821)	(25,158)
Income from an equity method investment	—	4,116
Realized loss (gains) on marketable securities	(4,643)	2,204
Unrealized loss on marketable securities	16,640	—
Realized loss (gains) on non-marketable investments	(2,531)	26,837
Change in valuation of derivative asset	12,404	1,339
Loan originations—loans held for sale	(3,283,534)	(5,059,288)
Loan sales—loans held for sale	3,960,169	4,210,307
Other	1,775	3,022
Consolidated net income, adjusted for non-cash and non-operating items	529,964	(758,705)
Changes in operating assets and liabilities:
Receivables, net	(31,230)	98,188
Loans, forgivable loans and other receivables from employees and partners	(33,697)	(115,783)
Right of use asset	20,638	10,485
Other assets	82,935	10,537
Accrued compensation	118,936	(99,807)
Right of use liability	(21,160)	(10,221)
Accounts payable, accrued expenses and other liabilities	123,425	(63,158)
Payables to related parties	(4,669)	(26,631)
Net cash provided by (used in) operating activities	785,142	(955,095)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(43,529)	(5,850)
Proceeds from the sale of marketable securities	35,412	34,591
Purchases of fixed assets	(6,103)	(11,977)
Purchase of MSRs	—	(200)
Net cash (used in) provided by investing activities	(14,220)	16,564
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	3,283,534	5,059,288
Principal payments on warehouse facilities	(3,934,565)	(4,204,840)
Proceeds from the sale of limited partnership interests	4,025	—
Borrowing of debt	55,000	365,000
Repayment of debt	(55,000)	—
Securities loaned	(33,278)	(36,735)
Redemption and repurchase of limited partnership interests	(2,321)	—
Treasury stock repurchases	(55,202)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	(11,374)	(74,715)
Dividends to stockholders	(3,693)	(19,563)
Payments on acquisition earn-outs	(38,350)	(1,759)
Deferred financing costs	(450)	(2,879)
Net cash (used in) provided by financing activities	(791,674)	1,083,797
Net increase in cash and cash equivalents and restricted cash	(20,752)	145,266
Cash and cash equivalents and restricted cash at beginning of period	258,399	221,872
Cash and cash equivalents and restricted cash at end of period	$237,647	$367,138

	Six Months Ended June 30,
Supplemental disclosures of cash flow information:	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,670	$20,466
Taxes	$23,444	$58,125
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$252,163	$13,416

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

Nasdaq Monetization Transactions
On June 28, 2013, BGC Partners, Inc. ("BGC") had sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc. ("Nasdaq"). The total consideration received in the transaction included $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 shares of Nasdaq shares to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year (the “Nasdaq Earn-out”). The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017 as part of the transaction (see below for further discussion and Note 7 — “Marketable Securities” for additional information).

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

Acceleration of Nasdaq Earn-out
On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021, included in “Other (loss) income, net” on the accompanying unaudited condensed consolidated statement of operations.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the third and the fourth Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021 which is included in "Accounts payable, accrued expenses and other liabilities" on the unaudited condensed consolidated balance sheet.

2021 Equity Event and Share Count Reduction
In connection with the acceleration of the Nasdaq Earn-out, on June 28, 2021, the Compensation Committee of Newmark’s Board of Directors (the "Compensation Committee") approved a plan to expedite the tax deductible exchange and redemption of a substantial number of limited partnership units held by partners of the Company (the "2021 Equity Event"). The 2021 Equity Event also accelerated certain compensation expenses resulting in $428.6 million of compensation charges. These charges, along with the use of $101.0 million of net deferred tax assets, are expected to offset a significant percentage of the Company's taxes related to the 2021 Equity Event. These partnership units were settled using a $12.50 share price. In July 2021, the Compensation Committee approved increasing to $13.01 the price to settle certain units.

Some of the key components of the 2021 Equity Event are as follows:

•8.3 million and 8.0 million compensatory limited partnership units, respectively, of Newmark Holdings and BGC Holdings, L.P. ("BGC Holdings") held by the Company's partners who are employees were redeemed or exchanged.

•23.2 million and 17.4 million compensatory limited partnership units, respectively, of Newmark Holdings. and BGC Holdings. held by the Company's partners who are independent contractors were redeemed or exchanged. The Company also accelerated the payment of related withholding taxes to them with respect to their Newmark units. Independent contractors received one BGC Class A common share for each redeemed non-preferred BGC unit or cash and are responsible for paying any related withholding taxes.

•Partners with nonexchangeable non-preferred compensatory units exchanged or redeemed in connection with the 2021 Equity Event generally received restricted Class A common shares of Newmark and/or BGC to the extent tax deductible. A portion of the BGC Class A common shares received by independent contractors were unrestricted to facilitate their payment of withholding taxes.

•The issuance of Newmark Class A common stock related to the 2021 Equity Event reflected the June 30, 2021 exchange ratio of 0.9403.

•Newmark Holdings and BGC Holdings limited partnership interests with rights to convert into HDUs for cash were also redeemed in connection with the 2021 Equity Event.

See Note 27 — "Related Party Transactions" for the transactions with the Company's executive officers in connection with the 2021 Equity Event.

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

Intercompany balances and transactions within Newmark have been eliminated. Transactions between Cantor Fitzgerald, L.P. ("Cantor") and Newmark pursuant to service agreements with Cantor (see Note 27 — “Related Party Transactions”), representing valid receivables and liabilities of Newmark which are periodically cash settled, have been included on the accompanying unaudited condensed consolidated financial statements as either receivables from or payables to related parties.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the contribution ratio (as hereafter defined), which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of June 30, 2021, the exchange ratio equaled 0.9403.

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

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued Compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of June 30, 2021 are exchangeable for 23.7 million shares of Newmark Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the exchange ratio at that time. As of June 30, 2021, the exchange ratio equaled 0.9403.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies,” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no significant changes made to Newmark’s significant accounting policies during the three and six months ended June 30, 2021.

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

Financial guarantee liability:
Newmark's adoption of ASC 326 impacted the expected credit loss reserving methodology for the financial guarantee liability provided to Fannie Mae under the Delegated Underwriting and Servicing (“DUS”) Program and Freddie Mac’s Targeted Affordable Housing Program “TAH”). The expected credit loss is modeled based on Newmark's historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the financial guarantee liability of $17.9 million through beginning stockholders' equity on January 1, 2020. During the year ended December 31, 2020, there was an increase to the loss sharing liability of $11.6 million. As of December 31, 2020 the balance of the financial guarantee liabilities was $29.6 million. During the three and six months ended June 30, 2021 there was a reduction in the CECL related provision of $4.7 million and $6.3 million, respectively. For the three and six months ended June 30, 2020, there was an increase in the reserve by $0.2 million and $32.6 million, respectively. As of June 30, 2021, the balance of the financial guarantee liabilities was $23.2 million and is included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. As a result of the adoption of ASC 326. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the reserves of $4.2 million through beginning stockholder's equity on January 1, 2020. The balance of the reserve was 15.8 million and $13.4 million, respectively, as of June 30, 2021 and December 31, 2020 and is included in "Receivables, net" on the accompany consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As a result of the adoption of ASC 326, Newmark recorded a pre-tax reserve of $3.7 million through beginning stockholders' equity on January 1, 2020. As of June 30, 2021 and December 31, 2020, the balance of this reserve was $3.7 million, and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Leasing and other commissions	$184,346	$120,079	$331,779	$260,517
Capital markets commissions	184,756	52,959	306,159	180,882
Gains from mortgage banking activities/origination, net	41,260	69,071	88,653	119,494
Management services, servicing fees and other	219,509	141,609	407,260	306,754
Revenues	$629,871	$383,718	$1,133,851	$867,647

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

For the six months ended June 30, 2021, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Purchase Price
First and second lien debt	$39,584
Debtor-in-possession financing	19,788
Assumed liability	7,868
Total	$67,240

Allocations
Cash	$7,355
Goodwill	37,123
Other intangible assets, net	17,000
Receivables, net	3,305
Fixed Assets, net	20,237
Other assets	43,650
Right-of-use Assets	239,702
Right-of-use Liabilities	(236,634)
Accounts payable, accrued expenses and other liabilities	(64,498)
Total	$67,240

The total consideration for the acquisition during the six months ended June 30, 2021 was $67.2 million in total fair value, comprising of the extinguishment of first and second lien debt of $39.6 million, debtor-in-possession financing of $19.8 million, and an assumed liability of $7.9 million. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $37.1 million, of which approximately $28.1 million is deductible by Newmark for tax purposes. Knotel revenue was $17.5 million for the three months ended June 30, 2021.

This acquisition was accounted for using the purchase method of accounting. The results of operations of the acquisition have been included on the accompanying unaudited condensed consolidated financial statements subsequent to the date of acquisition.

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings per share:
Net income available to common stockholders (1)	$435,178	$(2,131)	$466,642	$3,604
Basic weighted-average shares of common stock outstanding	185,114	178,523	184,190	178,034
Basic earnings per share	$2.35	$(0.01)	$2.53	$0.02
(1)Includes a reduction for dividends on preferred stock or EPUs in the amount of $4.6 million and $6.2 million for the three and six months ended June 30, 2021, respectively, and $2.4 million and $4.9 million for the three and six months ended June 30, 2020, respectively. (see Note 1 — “Organization and Basis of Presentation”).
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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fully diluted earnings per share:
Net income available to common stockholders	$435,178	$(2,131)	$466,642	$3,604
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	148,567	—	159,830	—
Net income for fully diluted shares	$583,745	$(2,131)	$626,472	$3,604
Weighted-average shares:
Common stock outstanding	185,114	178,523	184,190	178,034
Cantor units	23,679	—	23,704	—
Partnership units (1)	59,443	—	59,632	—
RSUs (Treasury stock method)	4,149	—	3,582	442
Newmark exchange shares	1,170	—	1,195	234
Fully diluted weighted-average shares of common stock outstanding	273,555	178,523	272,303	178,710
Fully diluted earnings per share	$2.13	$(0.01)	$2.30	$0.02
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor and BGC units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three and six months ended June 30, 2021, 0.1 million and 1.0 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the three and six months ended June 30, 2020, 97.5 million and 90.7 million potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three and six months ended June 30, 2020 included 86.9 million limited partnership units and 10.6 million RSUs, respectively, and 85.7 million limited partnership units and 5.0 million RSUs, respectively.

(6)    Stock Transactions and Unit Redemptions

As of June 30, 2021, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares outstanding at beginning of period	163,113,922	156,701,746	161,175,894	156,265,461
Share issuances:
LPU redemption/exchange (1)	1,140,363	827,847	2,992,165	1,009,719
Issuance of Class A common stock for Newmark RSUs	278,139	281,843	1,243,608	536,256
Other(2)	18,817,132	—	18,817,132	—
Treasury stock repurchases	(3,613,098)	—	(4,492,341)
Shares outstanding at end of period	179,736,458	157,811,436	179,736,458	157,811,436
(1)Because they were included in the Newmark’s fully diluted share count, if dilutive, any exchange of LPUs into Class A common stock would not impact the fully diluted number of shares and units outstanding.
(2)For information, refer to the section titled "2021 Equity Event and Share Count Reduction" in Note 1 "Organization and Basis of Presentation"

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of June 30, 2021 and December 31, 2020, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases
On February 17, 2021, our Board increased its authorized share repurchases of Newmark Class A Common stock and purchases of limited partnership interests in Newmark's subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three and six months ended June 30, 2021, Newmark repurchased 3,613,098 and 4,492,341 shares of Class A common stock, respectively, at an average price of $12.81 and $12.36, respectively. As of June 30, 2021, Newmark had $342.4 million remaining from its share repurchase and unit purchase authorization.

On August 5, 2021, the Board and Audit Committee reauthorized the $400 million Newmark share repurchase and unit redemption authorization, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities (see Note 32 — "Subsequent Event").

The following table details Newmark's unit redemptions and share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares Newmark's Class A common stock. The gross unit redemptions and share repurchases of Newmark's Class A common stock during the six months ended June 30, 2021 were as follows (in thousands except units, shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Redemptions
January 1, 2021 - March 31, 2021	—	$—
April 1, 2021 - June 30, 2021	167,894	$11.91
Total Redemptions	167,894	$11.91

Repurchases
January 1, 2021 - March 31, 2021	879,243	$10.58
April 1, 2021 - June 30, 2021	3,613,098	$12.81
Total Repurchases	4,492,341	$12.36
Total Redemptions and Repurchases	4,660,235	$12.34	$342,365

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	June 30, 2021	December 31, 2020
Balance at beginning of period:	$20,045	$21,517
Income allocation	1,294	1,740
Distributions of income	—	(1,740)
Redemptions	(807)	(1,472)
Issuance and other	(125)	—
Balance at end of period	$20,407	$20,045

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

In connection with the Nasdaq Earn-out, Newmark received 992,247 shares during each of the years ended December 31, 2020 and December 31, 2019. In accordance with the terms of the agreement, Newmark would recognize the remaining Nasdaq Earn-out of up to 6,945,729 shares of Nasdaq shares ratably over approximately the next 7 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 25, 2021, included in “Other (loss) income, net” on the accompanying unaudited condensed consolidated statement of operations.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021, and retained 5,278,011 Nasdaq shares.

Newmark sold 27,134 and 250,742 of the Nasdaq shares during the three and six months ended June 30, 2021, respectively, and 343,562 for the six months ended June 30, 2020. Newmark did not sell any Nasdaq shares during the three months ended June 30, 2020. The gross proceeds of the Nasdaq shares sold were $3.8 million and $35.4 million for the three and six months ended June 30, 2021, respectively, and $34.6 million for the six months ended June 30, 2020. Newmark recorded realized gains (loss) on the mark-to-market of these securities of $0.7 million and $4.6 million for the three and six months ended June 30, 2021, respectively, and $(2.2) million for the six months ended June 30, 2020. Newmark recorded unrealized gains (loss) on the mark-to-market of these securities of $(14.8) million and $(16.6) million for the three and six months ended June 30, 2021, respectively. Newmark did not record unrealized gains (loss) on the mark-to-market of these securities for the three and six months ended June 30, 2020. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2021 and December 31, 2020, Newmark had $1,093.9 million and $33.3 million, respectively, included in “Marketable securities” on the accompanying unaudited condensed consolidated balance sheets (see Note 20 — “Securities Loaned”).

(8)    Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. Newmark recognized equity (loss) income of $(1.0) million and $(4.1) million for three months ended June 30, 2021 and 2020, respectively and $0.0 million and $(4.1) million for the six months ended June 30, 2021 and 2020, respectively. Equity (loss) income are included in "Other income, net" on the accompanying unaudited condensed consolidated statements of operations. Newmark did not receive any distributions for the three and six months ended June 30, 2021 and 2020, respectively. The carrying value of these investments were $88.3 million and $88.3 million as of June 30, 2021 and December 31, 2020, respectively, included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies (see Note 4 — “Acquisitions”).

For the three and six months ended June 30, 2021 Newmark recorded gains (loss) of $2.5 million these investments, and $10.0 million and $26.8 million for the three and six months ended June 30, 2020, respectively. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. The carrying value of these investments were $26.4 million and $9.9 million as of June 30, 2021 and December 31, 2020, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

(9)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of June 30, 2021 and December 31, 2020, Newmark had met all capital requirements. As of June 30, 2021, the most restrictive capital requirement was the net worth requirement of the Federal National Mortgage Association (“Fannie Mae”). Newmark exceeded the minimum requirement by $355.5 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) allow Newmark to service loans under TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of June 30, 2021 and December 31, 2020, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $0.8 million and $0.8 million as of June 30, 2021 and December 31, 2020, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	June 30, 2021	December 31, 2020
Cost Basis	$410,170	$1,062,511
Fair Value	415,991	1,086,805

As of June 30, 2021 and December 31, 2020, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of June 30, 2021 and December 31, 2020, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income on loans held for sale	$2,953	$6,263	$7,934	$12,056
Gains (loss) recognized on change in fair value on loans held for sale	1,786	10,904	5,821	25,158

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	June 30, 2021			December 31, 2020
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$21,374	$3,707	$613,275	$21,034	$2,977	$296,972
Nasdaq Forwards	—	—	—	12,822	—	174,000
Forward sale contracts	4,026	11,331	1,023,446	7,632	14,971	1,359,482
Total	$25,400	$15,038	$1,636,721	$41,488	$17,948	$1,830,454
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $1.1 million and $0.5 million of income for the three months ended June 30, 2021 and 2020, respectively, and $2.2 million and $0.9 million of expenses for the six months ended June 30, 2021 and 2020, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gain (loss) recognized in income for derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Derivatives not designed as hedging instruments:
Nasdaq Forwards	Other income (loss), net	$(6,802)	$(22,945)	$(12,404)	$(1,772)
Rate lock commitments	Gains (loss) from mortgage banking activities/originations, net	15,149	(10,208)	19,843	49,955
Rate lock commitments	Compensation and employee benefits	(1,060)	512	(2,177)	(899)
Forward sale contracts	Gains (loss) from mortgage banking activities/originations, net	(10,061)	29,388	(7,304)	(48,292)
Total		$(2,774)	$(3,253)	$(2,042)	$(1,008)

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the “Accounts payable, accrued expenses and other liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

(12)    Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability

Newmark was a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provided Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss-sharing (see Note 23 — “Financial Guarantee Liability”) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman also reimbursed Newmark for any losses incurred due to violation of underwriting and servicing agreements that occurred prior to March 9, 2012. In accordance within the terms of the CEA, Newmark paid all amounts due to the DB Entities on March 23, 2021 fulfilling the Company's obligations under the agreement. For the three and six months ended June 30, 2021 and 2020, there were no reimbursements under the CEA.

Newmark's servicing portfolio consisted of the following loss-sharing components (in thousands):

	June 30, 2021	December 31, 2020
Total credit risk loan portfolio	$24,770,634	$24,048,754
Maximum DB Cayman credit protection	—	18,689

Maximum pre-credit enhancement loss exposure	$7,407,660	$7,172,509
Maximum DB Cayman credit protection	—	6,230
Maximum loss exposure without any form of credit protection	$7,407,660	$7,166,279
Credit enhancement receivable
As of June 30, 2021 and December 31, 2020, there were no credit enhancement receivables.

Credit enhancement deposit
The CEA required the DB Entities to deposit $25.0 million into Newmark’s Fannie Mae restricted liquidity account (see Note 9 — “Capital and Liquidity Requirements”). On of March 23, 2021, Newmark returned the credit enhancement deposit of $25.0 million to the DB Entities.

The $25.0 million deposit was included in “Accounts payable, accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the accompanying unaudited condensed consolidated balance sheets as of December 31, 2020.

Contingent liability
Under the CEA, Newmark was required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25.0 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. On March 23, 2021 Newmark paid DB Cayman the entire outstanding amount. As of December 31, 2020 contingent liabilities were $12.3 million, and are included in “Accounts payable, accrued expenses and other liabilities” on the accompanying unaudited condensed consolidated balance sheets. There was noliability as of June 30, 2021.

(13)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from contracts with customers:
Leasing and other commissions	$184,346	$120,079	$331,779	$260,517
Capital markets commissions	184,756	52,959	306,159	180,882
Management services	179,414	105,097	325,981	230,667
Total	548,516	278,135	963,919	672,066
Other sources of revenue(1):
Gains from mortgage banking activities/originations, net	41,260	69,071	88,653	119,494
Servicing fees and other	40,095	36,512	81,279	76,087
Total	$629,871	$383,718	$1,133,851	$867,647
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at June 30, 2021 and December 31, 2020 was $2.2 million and $2.9 million, respectively. During the six months ended June 30, 2021 and 2020, Newmark recognized revenue of $1.5 million and $1.9 million, respectively, that was recorded as deferred revenue at the beginning of the period.

(14)    Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consists of the following activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value of expected net future cash flows from servicing recognized at commitment, net	$25,816	$42,128	$54,532	$71,475
Loan originations related fees and sales premiums, net	15,444	26,943	34,121	48,019
Total	$41,260	$69,071	$88,653	$119,494

(15)     Mortgage Servicing Rights, Net

    The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Servicing Rights	2021	2020	2021	2020
Beginning Balance	$550,251	$449,391	$528,983	$432,666
Additions	22,436	34,598	70,574	73,565
Purchases from an affiliate	—	108	—	200
Amortization	(27,962)	(23,624)	(54,832)	(45,958)
Ending Balance	$544,725	$460,473	$544,725	$460,473

Valuation Allowance
Beginning Balance	$(23,006)	$(36,578)	$(34,254)	$(19,022)
Decrease (increase)	4,687	(663)	15,935	(18,219)
Ending Balance	$(18,319)	$(37,241)	$(18,319)	$(37,241)
Net Balance	$526,406	$423,232	$526,406	$423,232

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Servicing fees	$34,414	$28,250	$67,090	$54,915
Escrow interest and placement fees	1,080	727	2,051	4,119
Ancillary fees	1,132	1,283	3,819	3,524
Total	$36,626	$30,260	$72,960	$62,558

Newmark’s primary servicing portfolio at June 30, 2021 and December 31, 2020 was $66.8 billion and $66.3 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $2.2 billion and $2.3 billion at June 30, 2021 and December 31, 2020, respectively.

The estimated fair value of the MSRs at June 30, 2021 and December 31, 2020 was $577.8 million and $527.1 million, respectively.

Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows. The cash flows assumptions used are based on assumptions Newmark believes market participants would use to value the portfolio. Significant assumptions include estimates of the cost of servicing per loan, discount rate, earnings rate on escrow deposits and prepayment speeds. The discount rates used in measuring fair value for the six months ended June 30, 2021 and the year ended December 31, 2020 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $16.3 million and $31.8 million, respectively, at June 30, 2021 and by $14.8 million and $28.9 million, respectively, at December 31, 2020.

(16)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2020	$557,914
Acquisitions	6,294
Measurement period adjustments	(3,876)
Balance, December 31, 2020	560,332
Acquisitions	37,123
Measurement period adjustments	7
Balance, June 30, 2021	$597,462

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2020, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	June 30, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	8,804	(5,047)	3,757	3.5
Non-contractual customers	30,131	(11,539)	18,592	9.7
License agreements	4,981	(4,752)	229	0.3
Non-compete agreements	6,557	(3,410)	3,147	3.9
Contractual customers	13,852	(2,191)	11,661	6.0
Other	4,552	(1,483)	3,069	5.7
Total	$85,617	$(28,422)	$57,195	7.3

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	5,704	(4,519)	1,185	0.1
Non-contractual customers	30,131	(9,729)	20,402	7.2
License agreements	4,981	(4,266)	715	0.0
Non-compete agreements	6,557	(2,920)	3,637	0.6
Contractual customers	3,052	(1,584)	1,468	0.4
Other	350	(208)	142	0.0
Total	$67,515	$(23,226)	$44,289	5.5

Intangible amortization expense for the three months ended June 30, 2021 and 2020 was $2.4 million and $1.7 million, respectively, and $4.1 million and $3.4 million for the six months ended June 30, 2021 and 2020, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

    The estimated future amortization of definite life intangible assets as of June 30, 2021 was as follows (in thousands):

2021	$3,915
2022	6,741
2023	6,382
2024	5,828
2025	4,787
Thereafter	12,802
Total	$40,455

(17)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Leasehold improvements, furniture and fixtures, and other fixed assets	$151,267	$126,428
Software, including software development costs	32,019	30,928
Computer and communications equipment	26,693	26,168
Total, cost	209,979	183,524
Accumulated depreciation and amortization	(96,631)	(87,157)
Total, net	$113,348	$96,367

Depreciation expense for the three months ended June 30, 2021 and 2020 was $5.8 million and $3.4 million, respectively, and $10.1 million and $8.3 million for the six months ended June 30, 2021 and 2020, respectively. Newmark did not record impairment for the three and six months ended June 30, 2021 and 2020.

Capitalized software development costs for the three months ended June 30, 2021 and 2020 was $0.0 million and $0.8 million, respectively, and $0.6 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively. Amortization of software development costs totaled $0.3 million and $0.2 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $0.6 million for the six months ended June 30, 2021 and 2020, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

(18)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from 1 to 16 years, some of which include options to extend the leases in 5 to 10 years increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply the judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of June 30, 2021.

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

Operating lease costs, which were $21.3 million and $12.5 million for the three months ended June 30, 2021 and 2020, respectively, and $33.1 million and $25.0 million for the six months ended June 30, 2021 and 2020, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the six months ended June 30, 2021 and 2020 included payments of $33.2 million and $23.9 million for operating lease liabilities, respectively. As of June 30, 2021 and December 31, 2020, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three and six months ended June 30, 2021 and 2020, Newmark had short-term lease expense of $0.1 million and $0.3 million, respectively, and $0.3 million and $0.5 million respectively, and sublease income of $0.2 million and $0.6 million, respectively, and $0.3 million and $0.4 million, respectively.

The weighted-average discount rate as of June 30, 2021 and December 31, 2020 was 7.10% and 7.11% and the remaining weighted-average lease term was 7.8 years and 8.2 years, respectively.

As of June 30, 2021 and December 31, 2020, Newmark had operating lease Right-of-use assets of $409.5 million and $190.5 million, respectively, and operating lease Right-of-use liabilities of $45.2 million and $29.5 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $418.4 million and $218.6 million, respectively, recorded in “Right-of-use liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended June 30, 2021 and 2020 were $21.3 million and $12.5 million, respectively, and $33.2 million and $25.0 million for the six months ended June 30, 2021 and 2020, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2032. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements were as follows (in thousands):

	June 30, 2021	December 31, 2020
2021	$65,749	$45,701
2022	80,709	42,072
2023	76,677	40,507
2024	71,082	37,866
2025	66,590	36,520
Thereafter	218,500	126,668
Total lease payments	579,307	329,334
Less: Interest	115,736	81,237
Present value of lease liability	$463,571	$248,097

(19)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Derivative assets	$25,621	$32,259
Prepaid expenses	29,471	18,900
Other taxes	18,278	9,204
Rent and other deposits	10,166	1,539
Other	1,439	1,888
Total	$84,975	$63,790

Other assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred tax assets	$99,164	$187,526
Equity method investment	88,315	88,315
Debt securities	—	12,754
Non-marketable investments	26,446	9,927
Derivative assets	—	9,229
Other	25,270	15,171
Total	$239,195	$322,922

(20)    Securities Loaned

As of June 30, 2021, Newmark did not have Securities loaned with Cantor. As of December 31, 2020, Newmark had Securities loaned with Cantor of $33.3 million. The market value of the Securities loaned as of December 31, 2020 were $32.6 million. The cash collateral received from Cantor bore an interest rate of 0.85% as of December 31, 2020, respectively.

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

Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at June 30, 2021	Balance at December 31, 2020	Stated Spread to One-Month LIBOR(3)	Rate Type
Warehouse facility due October 8, 2021(1)	$600,000	$—	$233,349	$358,247	130 bps - 140 bps	Variable
Warehouse facility due June 15, 2022(2)	450,000	—	64,041	292,040	130 bps - 140 bps	Variable
Warehouse facility due June 15, 2022	—	300,000	—	—	130 bps	Variable
Warehouse facility due September 25, 2021	400,000	—	112,780	146,380	130 bps - 140 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	—	264,535	115 bps	Variable
Total	$1,450,000	$700,000	$410,170	$1,061,202
(1)The warehouse line was temporarily increased by $300 million to $900 million for the period December 1, 2020 to February 1, 2021.
(2)The warehouse line established a $125 million sublimit line of credit to find potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month LIBOR plus 180 bps and 200 bps. There were no outstanding draws outstanding under this sublimit at June 30, 2021.
(3)The spread for the Fannie Mae repurchase line is to SOFR. The warehouse lines are to LIBOR.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of June 30, 2021 and December 31, 2020, respectively.

The borrowing rates on the warehouse facilities are based on short-term LIBOR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
6.125% Senior Notes	$543,996	$542,772
Credit Facility	138,164	137,613
Total	$682,160	$680,385

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

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal balance	$550,000	$550,000
Less: debt issue cost	3,046	3,688
Less: debt discount	2,958	3,540
Total	$543,996	$542,772

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$8,715	$8,697	$17,426	$17,390
Debt issue cost amortization	321	321	642	642
Debt discount amortization	293	275	582	546
Total	$9,329	$9,293	$18,650	$18,578

Debt Repurchase Program
On June 16, 2020, the Newmark Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by Newmark of up to $50.0 million of Newmark’s 6.125% Senior Notes and any future debt securities issued by the Company.

As of June 30, 2021, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

During the six months ended June 30, 2021, Newmark drew $25.0 million on the Credit Facility and paid down $25.0 million.

Details of the Credit Facility are as follows (in thousands):

	June 30, 2021	December 31, 2020
Principal balance	$140,000	$140,000
Less: Debt issue cost	1,836	2,387
Total	$138,164	$137,613

As of June 30, 2021 and 2020, borrowings under the Credit Facility carried an interest rate of 1.84% and 1.94%, with a weighted-average interest rate of 1.86% and 2.83%, respectively. Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest (expense) income, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense	$609	$2,339	$1,191	$3,969
Debt issue cost amortization	275	275	550	461
Unused facility fee	206	32	419	141
Total	$1,090	$2,646	$2,160	$4,571

In July 2021, Newmark paid $140.0 million outstanding on the Credit Facility.

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

At June 30, 2021, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $24.8 billion with a maximum potential loss of $7.4 billion. At December 31, 2020, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $24.0 billion with a maximum potential loss of approximately $7.2 billion, of which $6.2 million was covered by the Credit Enhancement Agreement (see Note 12 — “Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability”).

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts in economic conditions and local market performance. During the three and six months ended June 30, 2021, there was a decrease to the reserve of $4.7 million and $6.3 million, respectively. For the three and six months ended June 30, 2020, there was an increase in the reserve of $0.2 million and $32.6 million, respectively. A loan is considered to be delinquent once it is 60 days past due. As of June 30, 2021, there were two loans in the credit risk portfolio with an outstanding principal balance of $33.6 million, with a maximum loss exposure of $11.2 million, that was in default. If the two loans in default results in a loss event, proceeds from the liquidation of the assets are estimated to be approximately $30.4 million based on current estimates of fair value. Newmark’s share of the loss would approximate $1.5 million. As of December 31, 2020, there were four loans in the credit risk portfolio with outstanding principal balances of $53.5 million, with a maximum loss exposure of $17.8 million, that were delinquent. If all four delinquent loans resulted in a loss event, proceeds from the liquidation of the assets are estimated to be approximately $39.0 million based on estimates of fair value at December 31, 2020. Newmark's share of the loss would approximate $5.3 million.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2020	$15
Impact of adopting ASC 326	17,935
Provision for expected credit losses	11,631
Balance, December 31, 2020	29,581
Provision for expected credit losses	(6,349)
Balance, June 30, 2021	$23,232

(24)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 23 — “Financial Guarantee Liability”). As of June 30, 2021, 21% and 14% of $7.4 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2020, 21% and 14% of $7.2 billion of the maximum loss was for properties located in California and Texas, respectively.

(25)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.1 billion and $1.3 billion, as of June 30, 2021 and December 31, 2020, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$1,093,887	$—	$—	$1,093,887
Loans held for sale, at fair value	—	415,991	—	415,991
Rate lock commitments	—	—	21,374	21,374
Nasdaq Forwards	—	—	—	—
Forward sale contracts	—	—	4,026	4,026
Total	$1,093,887	$415,991	$25,400	$1,535,278
Liabilities:
Contingent consideration	$—	$—	$18,687	$18,687
Rate lock commitments	—	—	3,707	3,707
Forward sale contracts	—	—	11,331	11,331
Total	$—	$—	$33,725	$33,725

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$33,283	$—	$—	$33,283
Loans held for sale, at fair value	—	1,086,805	—	1,086,805
Debt securities	—	12,754	—	12,754
Rate lock commitments	—	—	21,034	21,034
Nasdaq Forwards	—	—	12,822	12,822
Forward sale contracts	—	—	7,632	7,632
Total	$33,283	$1,099,559	$41,488	$1,174,330
Liabilities:
Contingent consideration	$—	$—	$31,481	$31,481
Rate lock commitments	—	—	2,977	2,977
Forwards sale contracts	—	—	14,971	14,971
Total	$—	$—	$49,429	$49,429

There were no transfers among Level 1, Level 2 and Level 3 for the three and six months ended June 30, 2021 and 2020.

Level 3 Financial Assets and Liabilities: Changes in Level 3 Nasdaq Forwards, rate lock commitments, forward sale contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of June 30, 2021
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$21,034	$21,374	$—	$(21,034)	$21,374	$21,374
Forward sale contracts	7,632	4,026	—	(7,632)	4,026	4,026
Nasdaq Forwards	12,822	(12,822)	—	—	—	—
Total	$41,488	$12,578	$—	$(28,666)	$25,400	$25,400

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$31,481	$556	$—	$(13,350)	$18,687	$18,687
Rate lock commitments	2,977	3,707	—	(2,977)	3,707	3,707
Forward sale contracts	14,971	11,331	—	(14,971)	11,331	11,331
Total	$49,429	$15,594	$—	$(31,298)	$33,725	$33,725

	As of December 31, 2020
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$32,035	$21,034	$—	$(32,035)	$21,034	$21,034
Forward sale contracts	14,389	7,632	—	(14,389)	7,632	7,632
Nasdaq Forwards	26,502	(13,680)	—	—	12,822	12,822
Total	$72,926	$14,986	$—	$(46,424)	$41,488	$41,488

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$45,172	$(11,063)	$2,221	$(4,849)	$31,481	$(408)
Rate lock commitments	12,124	2,977		(12,124)	2,977	2,977
Forward sale contracts	13,537	14,971		(13,537)	14,971	14,971
Total	$70,833	$6,885	$2,221	$(30,510)	$49,429	$17,540

Quantitative Information About Level 3 Fair Value Measurements
The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

June 30, 2021
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$18,687	Discount rate	0.3% - 10.4%	(1)	9.6%
			Probability of meeting earnout and contingencies	0%- 99%	(1)	73.0%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$—	$—	Implied volatility	N/A		N/A
Forward sale contracts	$4,026	$11,331	Counterparty credit risk	N/A		N/A
Rate lock commitments	$21,374	$3,707	Counterparty credit risk	N/A		N/A

December 31, 2020
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$31,481	Discount rate	0.3% - 10.4%		7.1%
			Probability of meeting earnout and contingencies	0% - 100%	(1)	93.9%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$12,822	$—	Implied volatility	42.4% - 42.6%	(2)	42.5%
Forward sale contracts	$7,632	$14,971	Counterparty credit risk	N/A		N/A
Rate lock commitments	$21,034	$2,977	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of June 30, 2021 and December 31, 2020 was based on the acquired business’ projected future financial performance, including revenues.
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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2021 and December 31, 2020, the present value of expected payments related to Newmark’s contingent consideration was $18.7 million and $31.5 million, respectively (see Note 31 — “Commitments and Contingencies”). As of June 30, 2021 and December 31, 2020, the undiscounted value of the payments, assuming that all contingencies are met, would be $35.8 million and $51.3 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $26.4 million and $9.9 million, which were included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(27)    Related Party Transactions

(a)Service Agreements
Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor. Allocated expenses were $5.8 million and $5.2 million for the three months ended June 30, 2021 and 2020, respectively, and $12.0 million and $11.0 million for the six months ended June 30, 2021 and 2020, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of June 30, 2021 and December 31, 2020, the aggregate balance of employee loans was $451.2 million and $454.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2021 and 2020 was $19.5 million and $17.5 million, respectively, and $36.8 million and $31.9 million for the six months ended June 30, 2021 and 2020, respectively.. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

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

In consideration for the Cantor payment, Newmark agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. In July 2020, Newmark paid $3.3 million to Cantor based on the employees’ production, satisfying this liability. As of June 30, 2020, Newmark had $3.3 million, included in “Payables to related parties” on the accompanying unaudited condensed consolidated balance sheets, to be returned to Cantor related to this transaction. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.

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

(c)Transactions with CCRE
Newmark has a referral agreement in place with CCRE, in which Newmark’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. Newmark recognized $0.5 million and $0.1 million of revenue for the three months ended June 30, 2021 and 2020, respectively, and $1.0 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively in connection with this revenue-share agreement.

Newmark also has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE for the three and six months ended June 30, 2021 and 2020, respectively.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Newmark did not have any revenues from these referrals for the three and six months ended June 30, 2021 and 2020, respectively. Such revenues are recognized in “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations. These referral fees are net of the broker fees and commissions paid to CCRE.

Newmark did not purchase any primary servicing rights during the three and six months ended June 30, 2021. Newmark purchased the primary servicing rights for $136.3 million of loans originated by CCRE for $0.1 million and $227.0 million of loans originated by CCRE for $0.2 million for the three and six months ended June 30, 2020, respectively. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.9 million and $1.0 million for the three months ended June 30, 2021 and 2020, respectively, and $1.8 million and $1.9 million for the six months ended June 30, 2021 and 2020, respectively, which was included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

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
On March 16, 2021, the Company redeemed 30,926 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel for zero and in connection therewith issued 28,962 shares of our Class A common stock. On the same day, the Company repurchased these shares from Mr. Merkel at the closing price of our Class A common stock of $11.09 per share under our stock buyback program. The total payment delivered to Mr. Merkel was $0.3 million, less applicable taxes and withholdings. The Compensation Committee approved these transactions.

On March 16, 2021, pursuant to the Newmark standing policy for Mr. Lutnick, the Compensation Committee granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick. Mr. Lutnick elected to waive such rights one-time with such future opportunities to be cumulative. The aggregate number of Mr. Lutnick’s units for which he waived exchange rights or other monetization rights is 4,423,457 non-exchangeable Newmark Holdings PSUs/NPSUs, inclusive of the PSUs receiving an HDU conversion right and 1,770,016 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $21.6 million at that time, inclusive of the PPSUs receiving an HDU conversion right.

On March 16, 2021, the Compensation Committee granted Mr. Gosin exchange rights into shares of Class A common stock with respect to 526,828 previously awarded non-exchangeable Newmark Holdings PSUs and 30,871 non-exchangeable Newmark Holdings APSUs held by Mr. Gosin (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $5.8 million in the aggregate). In addition, on March 16, 2021, the Compensation Committee approved removing the sale restrictions on Mr. Gosin’s remaining 178,232 restricted shares of Class A common stock in BGC (which were originally issued in 2013) and associated 82,680 remaining restricted shares of Newmark Class A common stock (issued as a result of the Company spin-off in November 2018).

On March 16, 2021, the Compensation Committee granted Mr. Rispoli (i) exchange rights into shares of Class A common stock with respect to 6,043 previously awarded non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $0.1 million); and (ii) exchange rights into cash with respect to 4,907 previously awarded non-exchangeable Newmark Holdings PPSUs held by Mr. Rispoli (which had an average determination price of $15.57 per unit, for a total of $0.1 million in the aggregate to be paid for taxes when (i) is exchanged).

On April 27, 2021, the Compensation Committee approved an additional monetization opportunity for Mr. Merkel: (i) 73,387 of Mr. Merkel’s 145,384 non-exchangeable Newmark Holdings PSUs were redeemed for zero, (ii) 19,426 of Mr. Merkel’s 86,649 non-exchangeable Newmark Holdings PPSUs were redeemed for a cash payment of $0.2 million, and (iii) 68,727 shares of our Class A common stock were issued to Mr. Merkel. On the same day, the 68,727 shares of our Class A common stock were repurchased from Mr. Merkel at $10.67 per share, the closing price of our Class A common stock on that date, under our stock buyback program. The total payment delivered to Mr. Merkel was $0.8 million, less applicable taxes and withholdings.

On June 28, 2021, in connections with the 2021 Equity Event, the Compensation Committee approved the specific transactions with respect to the Company’s executive officers set forth below. All of the transactions included in the 2021 Equity Event, with respect to Messrs. Lutnick, Gosin and Rispoli, were based on (i) the price for Newmark Class A common stock of $12.50 per share, as approved by the Compensation Committee; (ii) the price of BGC Partners Class A common stock of $5.86; and (iii) the price of Nasdaq common stock of $177.11.

Howard W. Lutnick, Chairman

On June 28, 2021, the Compensation Committee approved the following for Howard W. Lutnick, the Company’s Chairman: (i) the exchange of 279,725 exchangeable Newmark Holdings PSUs (currently in the share count) into 263,025 shares of Newmark Class A common stock based on the current exchange ratio of 0.9403; (ii) the redemption of 193,530 exchangeable Newmark Holdings PPSUs for a cash payment of $1.5 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the Newmark Class A common stock in (i) above; (iii) the redemption of 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy and issuance of 2,736,103 shares of Newmark Class A common stock to him based upon the current exchange ratio of 0.9403; (iv) the redemption of 793,398 non-exchangeable Newmark Holdings PPSUs pursuant to Mr. Lutnick’s rights under his existing standing policy for a cash payment of $8.8 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the above Newmark Class A common stock in (iii) above; (v)

the conversion of 552,482.62 non-exchangeable Newmark Holdings PSUs with the right to exchange PSUs into HDUs (“H-Rights”) into 552,482.62 non-exchangeable HDUs and redemption of such HDUs for their Capital Account, paid in the form of Nasdaq Shares; (vi) the redemption of 602,462.94 non-exchangeable PPSUs for a cash payment of $8.0 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of above Newmark Holdings HDU cash payment; (vii) the exchange of 520,380 exchangeable BGC Holdings PSUs into 520,380 shares of BGC Class A common stock; (viii) the redemption of 425,766 exchangeable BGC Holdings PPSUs for a cash payment of $1.5 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the above BGC shares in (viii); (ix) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of BGC Class A common stock; (x) the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs with H-Rights into 1,131,774 non-exchangeable BGC Holdings HDUs; (xi) the redemption of 1,018,390 non-exchangeable BGC Holdings PPSUs with rights to redeem for cash in connection with the exercise of above BGC Holdings HDUs for a cash payment of $8.0 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of above BGC Holdings HDU cash payment; and (xii) the issuance of 29,059 shares of Newmark Class A common stock.

Barry M. Gosin, Chief Executive Officer

On June 28, 2021, the Compensation Committee approved the following for Barry M. Gosin, the Company’s Chief Executive Officer: (i) the exchange of 1,531,061.84 exchangeable Newmark Holdings units (comprised of 1,438,597.37 exchangeable Newmark Holdings PSUs and 92,464.47 exchangeable Newmark Holdings APSUs) into 1,439,658 shares of Newmark Class A common stock based upon the current exchange ratio of 0.9403; (ii) the redemption of 60,753.97 exchangeable Newmark Holdings PPSUs for a cash payment of $0.8 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the Newmark shares in (i) above; (iii) the conversion of 443,871.60 non-exchangeable Newmark Holdings PSUs with H-Rights into 443,871.60 non-exchangeable Newmark Holdings HDUs, less any taxes and withholdings in excess of $5.4 million, and redemption of such HDUs for their Capital Account, paid in the form of Nasdaq Shares; (iv) the redemption of 539,080.23 non-exchangeable Newmark Holdings PPSUs for cash in connection with the delivery of the Newmark Holdings HDU cash payment in (iii) above; (v) the exchange of 3,348,706 exchangeable BGC Holdings units (comprised of 3,147,085 exchangeable BGC Holdings PSUs and 201,621 Exchangeable BGC Holdings APSUs) into 3,348,706 shares of BGC Class A common stock; (vi) the redemption of 80,891 exchangeable BGC Holdings PPSUs for a cash payment of $0.3 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the BGC shares in (v) above; (vii) the conversion of 1,592,016 non-exchangeable BGC Holdings PSUs with H-Rights to into 1,592,016 non-exchangeable BGC Holdings HDUs, less applicable taxes and withholdings in excess of the BGC Holdings PPSU value in (viii) below; (viii) the redemption of 264,985 non-exchangeable BGC Holdings PPSUs with rights to redeem for cash in connection with exercise of above BGC Holdings HDUs for a cash payment of $1.1 million, to be remitted to the applicable tax authorities in connection with the delivery of the BGC Holdings HDU cash payment in (vii) above; and (ix) the issuance of 12,500 Newmark Class A common stock.

Michael J. Rispoli, Chief Financial Officer

On June 28, 2021, the Compensation Committee approved the following for Mr. Michael Rispoli, the Company’s Chief Financial Officer: (i) the exchange of 23,124 exchangeable Newmark Holdings PSUs into 21,744 shares of Newmark Class A common stock based on the current exchange ratio of 0.9403; (ii) the redemption of 18,668.77 exchangeable Newmark Holdings PPSUs for a cash payment of $0.2 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the Newmark shares in (i) above; (iii) the redemption of 6,000 non-exchangeable Newmark Holdings PSUs and the issuance of 5,642 Restricted Shares of Newmark Class A common stock based upon the current exchange ratio of 0.9403; (iv) the conversion of 5,846 non-exchangeable Newmark Holdings PSUs with H-Rights into 5,846 non-exchangeable Newmark Holdings HDUs and the redemption of such HDUs for their Capital Account, paid in the form of Nasdaq Shares; (v) the redemption of 4,917 non-exchangeable Newmark Holdings PPSUs with rights to redeem for cash in connection with the exercise of above Newmark Holdings HDUs for a cash payment of $0.1 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the HDU cash payment in (iv) above; (vi) the exchange of 36,985 exchangeable BGC Holdings PSUs into 36,985 shares of BGC Class A common stock; (vii) the redemption of 29,791 exchangeable BGC Holdings PPSUs for a cash payment of $0.1 million to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the BGC shares in (vi) above; and (viii) the issuance of 383 Newmark Class A Common Stock.

Stephen M. Merkel, Chief Legal Officer

On June 28, 2021 the Compensation Committee also approved the following for Stephen M. Merkel, the Company’s Chief Legal Officer: (i) the redemption of 51,124.28 non-exchangeable Newmark Holdings PSUs and issuance of 48,072 shares of Newmark Class A common stock based upon the current exchange ratio of 0.9403; and (ii) the redemption of 46,349.87 non-exchangeable Newmark Holdings PPSUs for a cash payment of $0.3 million, to be remitted to the applicable tax authorities to the extent necessary in connection with the issuance of the shares above.

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

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of June 30, 2021 and December 31, 2020, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”).

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

There were no receivables from related parties as of June 30, 2021 and December 31, 2020, respectively. Payables to related parties were $0.5 million and $4.4 million as of June 30, 2021 and December 31, 2020, respectively.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation”, Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 22 — “Long-Term Debt” in Newmark’s consolidated financial statements, included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2020.

On May 15, 2020, the Newmark Audit Committee authorized RKF Retail Holdings LLC., a subsidiary of the Company, to enter into a one-year sublease to BGC U.S. OpCo ("BGC") of approximately 21,000 rentable square feet of excess space. The sublease commenced on May 15, 2020 and expires on May 31, 2021. Under the terms of the lease, BGC will pay Newmark a fixed rent amount of $1.1 million. In connection with this agreement, Newmark received $0.1 million and $0.2 million from BGC for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and $0.2 million for the six months ended June 30, 2021 and 2020, respectively.

As part of the Knotel acquisition, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

On June 28, 2021, the Audit Committee authorized Newmark to hire a son of its Chairman as a full-time employee of its Knotel business with an annual base salary of $125,000 and an annual discretionary bonus of up to 30%. The arrangement includes a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9403 as of June 30, 2021. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark
.
On March 31, 2021, Cantor purchased from Newmark Holdings an aggregate of (i) 273,088 exchangeable limited partnership interests for aggregate consideration of $1,105,598 as a result of the redemption of 273,088 founding partner interests, and (ii) 735,625 exchangeable limited partnership interests for aggregate consideration of $2,918,919 as a result of the exchange of 735,625 founding partner interests. Following such purchases, as of June 30, 2021 there were 217,617 founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

Special Purpose Acquisition Company

As previously reported, in April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of the Company's executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC and December 31, 2021.

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

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2021, Newmark had $0.2 million of unrecognized tax benefits which, if recognized, would affect the effective tax rate. As of December 31, 2020, Newmark's unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, all of which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2021, Newmark has not accrued any tax-related interest and penalties.

(29)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$164,036	$97,304
Redeemable preferred partnership units	166,000	—
Outside broker payable	48,117	53,504
Payroll taxes payable	198,995	60,696
Corporate taxes payable	69,795	25,666
Derivative liability	15,038	17,948
Right-of-use liabilities	45,159	29,468
Credit enhancement deposit	—	25,000
Contingent consideration	8,555	16,962
Total	$715,695	$326,548

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued compensation	$88,292	$331,288
Payroll taxes payable	105,555	61,564
Financial guarantee liability	23,232	29,581
Deferred rent	19,474	—
Contingent consideration	10,132	14,519
Total	$246,685	$436,952

(30)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the

“Newmark Equity Plan”) was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 65.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of June 30, 2021, awards with respect to 63.6 million shares have been granted and 336.4 million shares are available for future awards. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The exchange ratio is the number of shares of Newmark common stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit (the exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9403 as of June 30, 2021).

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Issuance of common stock and exchangeability expenses	$242,324	$306	$243,542	$8,425
Allocations of net income to limited partnership units and FPUs (1)	14,293	983	24,926	1,532
Limited partnership units amortization	6,466	6,011	5,866	7,906
RSU amortization	4,449	3,560	7,447	5,911
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$267,532	$10,860	$281,780	$23,774
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Units		BGC Units
Balance, January 1, 2020	60,800,852	(1)	56,053,701
Issued	12,569,298		1,071,612
Redeemed/exchanged units	(6,660,984)		(2,657,901)
Forfeited units/other	(82,981)		(45,410)
Balance, December 31, 2020	66,626,185		54,422,002
Issued	3,150,687		159,057
Redeemed/exchanged units	(55,400,901)		(40,868,931)
Forfeited units/other	(159,249)		(848,822)
June 30, 2021	14,216,722		12,863,306

Total exchangeable units outstanding(2):
December 31, 2020	9,906,763		24,863,107
June 30, 2021	2,639,129		4,167,701
(1)Includes the pre-IPO Newmark employees share-equivalent limited partnership units in BGC Holdings.
(2)The Limited Partnership table above also includes partnership units issued for consideration for acquisitions. As of June 30, 2021, there were 4.7 million partnership units in Newmark Holdings outstanding, of which 1.7 million units were exchangeable, and 7.7 million partnership units in BGC Holdings outstanding, of which 3.5 million were exchangeable. As of December 31, 2020, there were 5.3 million partnership units in Newmark Holdings outstanding, of which 2.0 million units were exchangeable, and 9.1 million partnership units in BGC Holdings outstanding, of which 4.5 million were exchangeable.

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

A summary of the BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees is as follows:

	Newmark Units	BGC Units
Regular units	12,633,815	12,679,287
Preferred Units	1,582,907	184,019
Balance, June 30, 2021	14,216,722	12,863,306

A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current exchange ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
BGC Units	11,589,383	38,552	11,635,988	187,832
Newmark Units	31,447,414	26,212	32,087,353	168,653
Total	43,036,797	64,764	43,723,341	356,485
    Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Issuance of common stock and exchangeability expenses	$241,585	$7	$248,196	$2,481

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Notional Value(1)	$92,426	$257,771
Estimated fair value of the post-termination payout(2)	$33,422	$68,682
Outstanding limited partnership units in BGC Holdings	—	4,873,040
Outstanding limited partnership units in BGC Holdings - unvested	—	873,822
Outstanding limited partnership units in Newmark Holdings	9,385,036	20,184,716
Outstanding limited partnership units in Newmark Holdings - unvested	5,190,065	9,778,078
(1)Beginning January 1, 2018, Newmark began granting stand-alone limited partnership units in Newmark Holdings to Newmark employees.
(2)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets. Liability balance also includes $6.8million of post-termination units issued as consideration for acquisition.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and seven years from the date of grant. Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Limited partnership units amortization	$6,466	$6,011	$5,866	$7,906

During the three and six months ended June 30, 2021, Newmark did not grant any conversion rights to Newmark employees on outstanding limited partnership units in BGC Holdings or Newmark Holdings. During the three and six months ended June 30, 2020, Newmark did not grant any conversion rights to Newmark employees on outstanding limited partnership units in BGC Holdings or Newmark Holdings. Granting conversion rights gives the employee the option to convert the limited units to HDUs with a capital balance within BGC Holdings or Newmark Holdings. Generally, HDUs are not considered share-equivalent limited partnership units and are not in the fully diluted share count. The grant of conversion rights to Newmark employees are as follows (in thousands):

	June 30, 2021	December 31, 2020
Notional Value	$262,306	$218,520
Estimated fair value of limited partnership units (1)	$261,386	$208,029
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.
Compensation expense related to these limited partnership units held by Newmark employees was as follows (in thousands:):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Issuance of common stock and exchangeability expenses	$181,994	$299	$176,601	$5,944

During the three and six months ended June 30, 2021, Newmark employees were granted 0.8 million and 2.1 million N Units, respectively, that are excluded from the table above, since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income and remain unvested. Upon vesting, which occurs if the certain thresholds are met, the N Units are converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant in the tables above. During the three and six months ended June 30, 2021, 0.8 million and 1.3 million N Units, respectively, vested and were converted into distribution earning limited partnership units and were therefore included in the fully diluted share count.

(b) Restricted Stock Units
    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2020	4,683,571	$7.55	$35,361	5.69	46,807	$9.97	$467	0.25
Granted	7,337,460	7.96	58,415		7,912	3.69	29
Settled units (delivered shares)	(1,151,507)	8.29	(9,549)		(45,544)	9.95	(453)
Forfeited units	(222,727)	7.78	(1,733)		(1,162)	10.64	(12)
Balance, December 31, 2020	10,646,797	$7.75	$82,494	5.69	8,013	$3.80	$31	2.17
Granted	2,131,653	8.70	18,549		—	—	—
Settled units (delivered shares)	(1,506,037)	7.69	(11,584)		(2,638)	3.69	(10)
Forfeited units	(245,114)	5.92	(1,451)		—	—	—
Balance, June 30, 2021	11,027,299	$7.98	$88,008	5.46	5,375	$3.85	$21	1.66
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
RSU amortization	$4,449	$3,560	$7,447	$5,911
As of June 30, 2021, there was $87.8 million total unrecognized compensation expense related to unvested Newmark RSUs.

(c) Deferred Compensation
The Company may pay certain bonuses in the form of deferred cash compensation awards, which generally vest over a future service period. The Company recognized compensation expense of $35 thousand for the six months ended June 30, 2021 and $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, for these deferred cash compensation awards. There was no compensation expense recognized in relation to the deferred cash compensation awards for the three months ended June 30, 2021. These expenses are recognized in "Personnel expenses" within the accompanying unaudited condensed consolidated statements of operations. As of December 31, 2020, the total liability for the deferred cash compensation awards was $1.3 million, and is included in “Accounts payable and accrued expenses” in the accompanying unaudited condensed consolidated balance sheets. There was no liability for deferred cash compensation awards as of June 30, 2021.

See Note 27 — "Related Party Transactions" for compensation related matters for the transfer of CCRE employees to Newmark.

(31)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of June 30, 2021 and December 31, 2020, Newmark was committed to fund approximately $0.7 billion and $0.4 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions
Newmark completed acquisitions from 2015 through 2020 with contingent cash consideration of $18.4 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(32)    Subsequent Events

On August 5, 2021, Newmark declared a qualified quarterly dividend of $0.01 per share payable on September 7, 2021 to Class A and Class B common stockholders of record as of August 20, 2021. The ex-dividend date will be August 19, 2021.

Borrowing facility
On August 2, 2021, a subsidiary of Newmark, Newmark OpCo, entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with CF Secured, LLC (“CF Secured”), an affiliate of Newmark’s majority stockholder, Cantor, pursuant to which Newmark may seek, from time-to-time, to execute short-term secured financing transactions. Repurchase agreements effect equity financing. The Company, under the Repurchase Agreement, may seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, under the Repurchase Agreement, and agrees to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest.

Pursuant to the Repurchase Agreement, the Company and CF Secured agreed to enter into a repurchase transaction, wherein CF Secured will deliver the cash of such repurchase transaction to the Company on an overnight basis at an initial rate of 0.95% per annum (approximately 1.00% less expensive than Newmark’s revolving credit facility), and the Company will deliver to CF Secured the number of shares of Nasdaq as collateral so that the market value of such shares equals 130% of such cash proceeds. The Nasdaq shares will be marked to market daily, and the minimum maintenance margin requirement, should the share price decline, will be 120% of such cash proceeds. The Company will be required to transfer additional collateral (securities and/or cash) in the event of a margin percentage decline below 120%.

The initial repurchase or financing transaction was executed on August 2, 2021 and consisted of Newmark receiving $260 million in cash and delivering 1,818,000 Nasdaq shares as collateral. The repurchase transaction may be rolled over daily (or for a term greater than one day at a time), subject to terms mutually acceptable to the Company and CF Secured, including the rate and minimum margin requirement, both of which can fluctuate based upon general funding rates and other factors in the repurchase funding market.

The Repurchase Agreement is subject to ongoing compliance with various covenants and contains customary events of default. If an event of default occurs, the repurchase date for each transaction under the Repurchase Agreement may be accelerated to the date of default. For events of default relating to insolvency and receivership, the repurchase date for each transaction under the Repurchase Agreement is automatically accelerated to the date of default.

Newmark still receives dividends on the common shares of Nasdaq it owns, including those shares used as collateral.

The Company intends to utilize the cash proceeds from the repurchase transaction to fund the cash portion of the 2021 Equity Event and to pay taxes. The Company expects to repay the cash proceeds under the repurchase transaction with the proceeds of periodic sales of Nasdaq shares and from its operating cash.

The Repurchase Agreement and related initial repurchase transaction are on market terms and rates and were approved by Newmark’s Audit Committee.

On August 5, 2021, the Board and Audit Committee authorized the $400.0 million Newmark share repurchase and unit redemption authorization, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Newmark’s financial condition and results of operations should be read together with Newmark’s accompanying unaudited condensed consolidated financial statements and related notes, as well as the caution “Special Note Regarding Forward-Looking Information” relating to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included in Newmark's Annual report on Form 10-K and in this report. When used herein, the terms “Newmark,” the “Company,” “we,” “us,” and “our” refer to Newmark Group, Inc. and its consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the six months ended June 30, 2021 and 2020. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

Our growth to date has been focused in North America. As of June 30, 2021, we had nearly 5,900 employees, including more than 1,800 revenue-generating producers in over 142 offices in more than 110 cities. In addition, Newmark has licensed its name to 11 commercial real estate providers that operate out of 18 offices in certain locations where Newmark does not have its own offices.

The discussion of our financial results reflects only the business owned by us and does not include the results for Knight Frank or for the independently owned offices that use some variation of the Newmark name in their branding or marketing.

We are a leading capital markets business in the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of approximately $69.0 billion as of June 30, 2021 (of which 3.2% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans.

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

Business Environment
The commercial real estate services industry and certain of Newmark's businesses continued to be adversely impacted by the COVID-19 pandemic in the first half of 2021. The pandemic and these containment measures have had a negative impact on businesses around the world. However, during 2021, activity in the U.S. economy has picked up rapidly. As of July 30, 2021, approximately half of the American population has been fully vaccinated against COVID-19, and more than 57 percent has received at least one dose, however there are increasing cases in some populations due to different strains of the virus. Companies are requiring employees to come back to the office as business and the government is reopening. Newmark had second quarter 2021 revenues of $629.9 million. In response to the impact of the COVID-19 pandemic, we took actions to permanently reduce expenses for support and operations functions which we expect to improve our operating margins as business activity accelerates.

The US economy saw a sharp contraction starting in mid-March of 2020, which triggered a dramatic decline in certain of our businesses. Although there continues to be some uncertainty around COVID-19, the measures taken by the federal and state governments and the speed and voracity of a recovery appear to be positive. Our capital markets have shown significant growth, as our investments in people have coincided with the rebounding economy. COVID-19 has created new opportunities in our management and consulting businesses, which continued to performed well during the second quarter of 2021 as our clients turned to Newmark for advice on their real estate portfolios, including new environmental safety requirements, managing costs associated with implementing these new standards as well as assessing facility and employee readiness as companies plan their return to offices in the wake of the pandemic. In addition, consulting fee revenues from tenant restructuring and portfolio optimization are expected to continue in the near-term. In early 2021, we hired a head of global corporate services to expand this critical offerings for occupiers as they formulate their post pandemic real estate plans.

Impact of COVID-19 on Employees
Newmark has taken steps to help its employees during this global pandemic and subsequent recovery. These policies and practices protect the health, safety and welfare of the Company’s workforce while enabling employees to maintain a high level of performance. Certain of these items are summarized below.
•Effective June 1, 2021, we welcomed our employees back to our offices subject to CDC and state and local guidelines in each location;
•We are focused on maximizing productivity regardless of where our employees work. In all cases, the Company has mandated appropriate social distancing measures;
•The Company has developed standardized procedures for reopening its offices safely in accordance with state and local regulatory requirements;
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
•The Company also introduced zero co-pay telemedicine for COVID-related visits for participants in the U.S. medical plans and their dependents. Newmark has encouraged the use of telemedicine during the pandemic;
•The Company has reminded employees about its Employee Assistance Program and the ways it can assist them during this challenging time;
•Newmark provides paid leave in accordance with its policies and applicable COVID-19 related laws and regulations.

Impact of COVID-19 on Newmark's Clients
    Newmark has helped its clients manage their real estate portfolios during the pandemic and as the economy recovers in the following ways; providing consulting and advisory services for tenants that need assistance with implementing policies with respect to social distancing, workplace strategy, and portfolio strategies; continuing to assist clients in determining what their real estate needs will be in the short, medium, and long term and how they can devise and implement related strategies; helping commercial real estate owners and investors with respect to appraisals and continuing to help in select ways for them to preserve and create value. The Company has also helped and is continuing to help them navigate new requirements resulting from the pandemic, including with respect to cleaning, social distancing, remote working, and a return to the office. Newmark's professionals are in constant communication with many of the largest institutions in the world to discuss debt and asset strategies in this rapidly evolving environment.

Knotel Acquisition
On March 24, 2021, Newmark acquired the business of Knotel, Inc ("Knotel"), a global flexible workspace provider. Newmark agreed to provide approximately $19.8 million of debtor-in-possession financing as part of a $70 million credit bid to acquire the business through Knotel’s Chapter 11 sales process, subject to approval of the U.S. Bankruptcy Court. On March 18, 2021, the United States Bankruptcy Court approved the transaction under Section 363 of the United States Bankruptcy Code. See Note 4 — “Acquisitions” to our accompanying Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

Debt Credit Agreements
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.94% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. Newmark used the net proceeds to repay the remaining balance of the Converted Term Loan of $133.9 million, the balance of the Intercompany Credit Agreement of $130.5 million, and a portion of the 2019 Promissory Note (as defined below). The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. As of June 30, 2021 and December 31, 2020, the carrying amount of the 6.125% Senior Notes was $544.0 million and $542.8 million, respectively.

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

On March 16, 2020, Newmark entered into a second amendment to the Credit Agreement (the “Second Amended Credit Agreement”), increasing the size of the Credit Facility to $465.0 million. The interest rate on the Amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch. As of June 30, 2021 and December 31, 2020, the carrying amount of the Credit Facility was $138.2 million and $137.6 million, respectively. On July 22, 2021, Newmark paid down the remaining balance of the Credit Facility in the amount of $140.0 million.

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
Under the authorization, the Company may make repurchases of Company debt securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, the Company is authorized to make any such repurchases of Company debt securities through Cantor Fitzgerald & Co. ("Cantor") (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time upon customary market terms or commissions.

As of June 30, 2021, the Company had $50.0 million remaining from its debt repurchase authorization.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the Coronavirus Aid, Relief, and

Economic Security Act ("CARES Act"). The sublimit is now included within the Company’s existing $450 million warehouse facility due June 15, 2022. The advance line will provide 100% of the principal and interest advance payment at a rate of 1-month LIBOR plus 1.80% and will be collateralized by Fannie Mae's commitment to repay advances. Newmark has four Fannie Mae loans that were delinquent, with $15.5 thousand of advances outstanding as of June 30, 2021.

On November 30, 2018, Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC Partners, Inc. ("BGC") and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of June 30, 2021, the Company did not have an outstanding balance under this facility.

Credit Ratings
    Newmark has a stand-alone BBB+ stable credit rating from JCRA, BBB- stable credit ratings from Fitch Ratings, Inc. and Kroll Bond Rating Agency, and a BB+ stable credit rating from Standard & Poor’s.

Nasdaq Monetization Transactions
On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc ("Nasdaq"). The total consideration received in the transaction included $750.0 million in cash paid upon closing and an Earn-out of up to 14,883,705 shares of Nasdaq shares to be paid ratably over 15 years (subject to acceleration and present value discount as discussed below), provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. Nasdaq generated gross revenues of approximately $5.6 billion in 2020. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. See Note 7 — “Marketable Securities” to our accompanying Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

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

The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2020 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock is subject to the special purpose vehicle (the “SPV”) SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on our accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through “Retained earnings” on our accompanying unaudited condensed consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the SPV that is a consolidated subsidiary of Newmark entered into variable postpaid forward contracts with RBC (together, the “Nasdaq Forwards”). The SPV is an indirect subsidiary of Newmark whose sole assets are the Nasdaq Earn-outs for 2019 through 2022. The Nasdaq Forwards provide the SPV the option to settle using up to 992,247 Nasdaq shares, to be received by the SPV pursuant to the Nasdaq Earn-out (see Note 7 — “Marketable Securities” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q ), or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022.

In September 2020, the SPV notified RBC of its decision to settle the second Nasdaq Forward using the Nasdaq shares the SPV received in November 2020 in exchange for the second tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq Earn-out shares. The fair value of the Nasdaq shares that Newmark received was $121.9 million. On November 30, 2020, Newmark settled the second Nasdaq Forward with 741,505 Nasdaq shares, with a fair value of $93.5 million and Newmark retained 250,742 Nasdaq shares. Newmark sold 27,134 and 250,742 of the Nasdaq shares during the three and six months ended June 30, 2021. There were no remaining Nasdaq shares from the shares received from Nasdaq in 2020.

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

Acceleration of Nasdaq Earn-out
On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb Markets, Inc ("Tradeweb"). On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021, included in “Other (loss) income, net” on the accompanying unaudited condensed consolidated statement of operations.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the third and the fourth Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021. Newmark recorded a payable to RBC for this amount as of June 30, 2021.

2021 Equity Event and Share Count Reduction
In connection with the acceleration of the Nasdaq Earn-out, on June 28, 2021, the Compensation Committee of Newmark’s Board of Directors (the "Compensation Committee") approved a plan to expedite the tax deductible exchange and redemption of a substantial number of limited partnership units held by partners of the Company (the "2021 Equity Event"). The 2021 Equity Event also accelerated certain compensation expenses resulting in $428.6 million of compensation charges. These partnership units were settled using a $12.50 share price. In July 2021, the Compensation Committee approved increasing to $13.01 the price to settle certain units.

Some of the key components of the approved plan were as follows:

•8.3 million and 8.0 million compensatory limited partnership units, respectively, of Newmark Holdings, L.P. ("Newmark Holdings") and BGC Holdings, L.P. ("BGC Holdings") held by our partners who are employees were redeemed or exchanged .

•23.2 million and 17.4 million compensatory limited partnership units, respectively, of Newmark Holdings and BGC Holdings held by our partners who are independent contractors were redeemed or exchanged. We also accelerated the payment of related withholding taxes to them with respect to their Newmark units. Independent contractors received one BGC Class A common share for each redeemed non-preferred BGC unit or cash and are responsible for paying any related withholding taxes.

•Partners with nonexchangeable non-preferred compensatory units exchanged or redeemed in connection with the 2021 Equity Event generally received restricted Class A common shares of Newmark and/or BGC to the extent tax deductible. A portion of the BGC Class A common shares received by independent contractors were unrestricted to facilitate their payment of withholding taxes.

•The issuance of Newmark Class A common stock related to the 2021 Equity Event reflected the June 30, 2021 exchange ratio of 0.9403.

•Newmark Holdings and BGC Holdings limited partnership interests with rights to convert into HDUs for cash were also redeemed in connection with the 2021 Equity Event.

Refer to the section ‘Certain Other Related Party Transactions’ for the specific transactions with respect to our executive officers which are included in the above summary.

Certain Other Related Party Transactions

Transactions with Executive Officers and Directors
On March 16, 2021, pursuant to the Newmark standing policy for Mr. Lutnick, the Compensation Committee granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick. Mr. Lutnick elected to waive such rights one-time with such future opportunities to be cumulative. The aggregate number of Mr. Lutnick’s units for which he waived exchange rights or other monetization rights is 4,423,457 non-exchangeable Newmark Holdings PSUs/NPSUs, inclusive of the PSUs receiving an HDU conversion right and 1,770,016 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $21.6 million at that time, inclusive of the PPSUs receiving an HDU conversion right.

On March 16, 2021, the Company redeemed 30,926 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel for zero and in connection therewith issued 28,962 shares of our Class A common stock. On the same day, the Company repurchased these shares from Mr. Merkel at the closing price of our Class A common stock of $11.09 per share under our stock buyback program. The total payment delivered to Mr. Merkel was $0.3 million, less applicable taxes and withholdings. The Compensation Committee approved these transactions.

On March 16, 2021, the Compensation Committee granted Mr. Gosin exchange rights into shares of Class A common stock with respect to 526,828 previously awarded non-exchangeable Newmark Holdings PSUs and 30,871 non-exchangeable Newmark Holdings APSUs held by Mr. Gosin (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $5.8 million in the aggregate). In addition, on March 16, 2021, the Compensation Committee approved removing the sale restrictions on Mr. Gosin’s remaining 178,232 restricted shares of Class A common stock in BGC (which were originally issued in 2013) and associated 82,680 remaining restricted shares of Newmark Class A common stock (issued as a result of the Company spin-off in November 2018).

On March 16, 2021, the Compensation Committee granted Mr. Rispoli (i) exchange rights into shares of Class A common stock with respect to 6,043 previously awarded non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $0.6 million); and (ii) exchange rights into cash with respect to 4,907 previously awarded non-exchangeable Newmark Holdings PPSUs held by Mr. Rispoli (which had an average determination price of $15.57 per unit, for a total of $76,407 in the aggregate to be paid for taxes when (i) is exchanged).

On April 27, 2021, the Compensation Committee approved an additional monetization opportunity for Mr. Merkel: (i) 73,387 of Mr. Merkel’s 145,384 non-exchangeable Newmark Holdings PSUs were redeemed for zero, (ii) 19,426 of Mr. Merkel’s 86,649 non-exchangeable Newmark Holdings PPSUs were redeemed for a cash payment of $173,863, and (iii) 68,727 shares of our Class A common stock were issued to Mr. Merkel. On the same day, the 68,727 shares of our Class A common stock were repurchased from Mr. Merkel at $10.67 per share, the closing price of our Class A common stock on that date, under our stock buyback program. The total payment delivered to Mr. Merkel was $0.8 million, less applicable taxes and withholdings.

The specific transactions approved by the Compensation Committee, in connection with the 2021 Equity Event, with respect to our executive officers are set forth below. All of the transactions included in the 2021 Equity Event with respect to Messrs. Lutnick, Gosin and Rispoli, are based on (i) the price for Newmark Class A common stock of $12.50 per share, as approved by the Compensation Committee; (ii) the price of BGC Partners Class A common stock of $5.86; and (iii) the price of Nasdaq common stock of $177.11.

Howard W. Lutnick, Chairman

On June 28, 2021, the Compensation Committee approved the following for Howard W. Lutnick, the Company’s Chairman: (i) the exchange of 279,725 exchangeable Newmark Holdings PSUs (currently in the share count) into 263,025 shares of Newmark Class A common stock based on the current exchange ratio of 0.9403; (ii) the redemption of 193,530 exchangeable Newmark Holdings PPSUs for a cash payment of $1.5 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the Newmark Class A common stock in (i) above; (iii) the redemption of 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy and issuance of 2,736,103 shares of Newmark Class A common stock to him based upon the current exchange ratio of 0.9403; (iv) the redemption of 793,398 non-exchangeable Newmark Holdings PPSUs pursuant to Mr. Lutnick’s rights under his existing standing policy for a cash payment of $8.8 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the above Newmark Class A common stock in (iii) above; (v) the conversion of 552,482.62 non-exchangeable Newmark Holdings PSUs with the right to exchange PSUs into HDUs (“H-Rights”) into 552,482.62 non-exchangeable HDUs and redemption of such HDUs for their capital account, paid in the form of Nasdaq shares; (vi) the redemption of 602,462.94 non-exchangeable PPSUs for a cash payment of $8.0 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of above Newmark

Holdings HDU cash payment; (vii) the exchange of 520,380 exchangeable BGC Holdings PSUs into 520,380 shares of BGC Class A common stock; (viii) the redemption of 425,766 exchangeable BGC Holdings PPSUs for a cash payment of $1.5 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the above BGC shares in (viii); (ix) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of BGC Class A common stock; (x) the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs with H-Rights into 1,131,774 non-exchangeable BGC Holdings HDUs; (xi) the redemption of 1,018,390 non-exchangeable BGC Holdings PPSUs with rights to redeem for cash in connection with the exercise of above BGC Holdings HDUs for a cash payment of $8.0 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of above BGC Holdings HDU cash payment; and (xii) the issuance of 29,059 shares of Newmark Class A common stock.

Barry M. Gosin, Chief Executive Officer

On June 28, 2021, the Compensation Committee approved the following for Barry M. Gosin, the Company’s Chief Executive Officer: (i) the exchange of 1,531,061.84 exchangeable Newmark Holdings units (comprised of 1,438,597.37 exchangeable Newmark Holdings PSUs and 92,464.47 exchangeable Newmark Holdings APSUs) into 1,439,658 shares of Newmark Class A common stock based upon the current exchange ratio of 0.9403; (ii) the redemption of 60,753.97 exchangeable Newmark Holdings PPSUs for a cash payment of $0.8 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the Newmark shares in (i) above; (iii) the conversion of 443,871.60 non-exchangeable Newmark Holdings PSUs with H-Rights into 443,871.60 non-exchangeable Newmark Holdings HDUs, less any taxes and withholdings in excess of $5.4 million, and redemption of such HDUs for their Capital Account, paid in the form of Nasdaq shares; (iv) the redemption of 539,080.23 non-exchangeable Newmark Holdings PPSUs for cash in connection with the delivery of the Newmark Holdings HDU cash payment in (iii) above; (v) the exchange of 3,348,706 exchangeable BGC Holdings units (comprised of 3,147,085 exchangeable BGC Holdings PSUs and 201,621 Exchangeable BGC Holdings APSUs) into 3,348,706 shares of BGC Class A common stock; (vi) the redemption of 80,891 exchangeable BGC Holdings PPSUs for a cash payment of $0.3 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the BGC shares in (v) above; (vii) the conversion of 1,592,016 non-exchangeable BGC Holdings PSUs with H-Rights to into 1,592,016 non-exchangeable BGC Holdings HDUs, less applicable taxes and withholdings in excess of the BGC Holdings PPSU value in (viii) below; (viii) the redemption of 264,985 non-exchangeable BGC Holdings PPSUs with rights to redeem for cash in connection with exercise of above BGC Holdings HDUs for a cash payment of $1.1 million, to be remitted to the applicable tax authorities in connection with the delivery of the BGC Holdings HDU cash payment in (vii) above; and (ix) the issuance of 12,500 Newmark Class A common stock.

Michael J. Rispoli, Chief Financial Officer

On June 28, 2021, the Compensation Committee approved the following for Mr. Michael Rispoli, the Company’s Chief Financial Officer: (i) the exchange of 23,124 exchangeable Newmark Holdings PSUs into 21,744 shares of Newmark Class A common stock based on the current exchange ratio of 0.9403; (ii) the redemption of 18,668.77 exchangeable Newmark Holdings PPSUs for a cash payment of $0.2 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the Newmark shares in (i) above; (iii) the redemption of 6,000 non-exchangeable Newmark Holdings PSUs and the issuance of 5,642 restricted shares of Newmark Class A common stock based upon the current exchange ratio of 0.9403; (iv) the conversion of 5,846 non-exchangeable Newmark Holdings PSUs with H-Rights into 5,846 non-exchangeable Newmark Holdings HDUs and the redemption of such HDUs for their capital account, paid in the form of Nasdaq shares; (v) the redemption of 4,917 non-exchangeable Newmark Holdings PPSUs with rights to redeem for cash in connection with the exercise of above Newmark Holdings HDUs for a cash payment of $0.1 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the HDU cash payment in (iv) above; (vi) the exchange of 36,985 exchangeable BGC Holdings PSUs into 36,985 shares of BGC Class A common stock; (vii) the redemption of 29,791 exchangeable BGC Holdings PPSUs for a cash payment of $0.1 million to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the BGC shares in (vi) above; and (viii) the issuance of 383 shares of Newmark Class A common stock.

Stephen M. Merkel, Chief Legal Officer

On June 28, 2021 the Compensation Committee also approved the following for Stephen M. Merkel, the Company’s Chief Legal Officer: (i) the redemption of 51,124.28 non-exchangeable Newmark Holdings PSUs and issuance of 48,072 shares of Newmark Class A common stock based upon the current exchange ratio of 0.9403; and (ii) the redemption of 46,349.87 non-

exchangeable Newmark Holdings PPSUs for a cash payment of $0.3 million, to be remitted to the applicable tax authorities to the extent necessary in connection with the issuance of the shares above.

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

Sublease to BGC
In May 2020 RKF Retail Holdings LLC, a subsidiary of the Company, entered into a one-year sublease to BGC U.S. OpCo of approximately 21,000 rentable square feet of excess space in New York City. Under the terms of the sublease, BGC U.S. OpCo will pay a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In connection with this agreement, the Company received $0.4 million from BGC for the six months ended June 30, 2021.

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

Special Purpose Acquisition Company
As previously reported, in April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of our executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC and December 31, 2021.

Other Related Party Transactions
As part of the Knotel acquisition, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

On June 28, 2021, the Audit Committee authorized Newmark to hire a son of its Chairman as a full-time employee of its Knotel business with an annual base salary of $125,000 and an annual discretionary bonus of up to 30%. The arrangement includes a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him.

Key Business Drivers
Key drivers for U.S. commercial real estate services companies include the overall health of the U.S. economy, institutional ownership of commercial real estate as an investible asset class, and the ability to attract and retain talent. In our capital markets business, the availability of credit and certainty of valuations to investors are key drivers. In our multifamily business, demographic and economic factors are driving increased demand for new apartments, with an estimated 4.6 million needed by 2030, according to a 2017 study commissioned by the National Multifamily Housing Council and National

Apartment Association. In 2021, the National Association of Realtors said the U.S. has not constructed enough housing to keep up with population growth for many years, and that the country has a deficit of 1.1 million units in buildings with two to four units and of 2.4 million units in buildings of at least five units. according to "U.S. Housing Market Needs 5.5 Million More Units, Says New Report" from the Wall Street Journal. This strong demand for new housing should continue to drive investment sales, GSE multifamily lending and other mortgage brokerage and growth in our servicing portfolio over time.

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

Economic Outlook in the United States
COVID-19 has adversely affected the economic outlook since the first through fourth quarters of 2020. Following a 3.5% contraction in 2020, the U.S. economy expanded by 6.5% annualized during the second quarter of 2021, according to a preliminary estimate from the U.S. Department of Commerce. The consensus is for U.S. gross domestic product to expand by 6.9% in 2021, 3.2% in 2022 and 2.3% in 2023, according to a recent Wall Street Journal survey of economists.

According to a preliminary report from the Bureau of Labor Statistics, the monthly average of payroll jobs increased by approximately 567,000 on a net basis during the second quarter of 2021. The unemployment rate declined to 5.9% in June 2021 from a high of 14.8 % in April of 2020, but still higher than the 4.4% from March 2020.

The ten-year Treasury yield increased by approximately 79 basis points to 1.45% as of June 30, 2021 versus the year-earlier date. Ten-year Treasury yields have remained well below their 50-year average of approximately 6.14%.On June 16, 2021, the Federal Open Market Committee (“FOMC”) decided to maintain the target range for the federal funds rate at 0 to 0.25% through the end of 2022. The committee said that it will aim to achieve inflation moderately above 2 percent for some time that inflation averages 2 over time and longer-term inflation expectations remain well anchored at 2 percent. The FOMC expects short-term rates to average approximately 0.1% through the end of 2022 and to approximately 0.6% in 2023. The FOMC also stated that it will continue to purchase at least $120 billion a month in agency mortgage-backed securities and U.S. Treasuries as part of its quantitative easing program, which should hold down long-term interest rates. Economists therefore generally expect U.S. interest rates to remain relatively low by historical standards for the foreseeable future.

Market Statistics
According to preliminary estimates from Real Capital Analytics (“RCA”), prices for commercial real estate were up by 10% year-over-year as of June 30, 2021. These price increases were driven by concentrated activity in certain market segments such as multifamily, life science, and industrial. In the second quarter of 2021, RCA currently estimates that second quarter 2021 U.S. investment sales and financing volumes grew by approximately 176% year-on-year. In comparison, our quarterly investment sales volumes were up by 246.4% year-on-year.

According to a February 2021 Mortgage Bankers Association (“MBA”) forecast, originations of commercial/multifamily loans of all types are projected to increase 11% in 2021. In comparison, our non-originated mortgage brokerage was up by 640.1 % compared with the year earlier quarter. Multifamily debt placement drove Newmark's largest-ever quarterly combined (originated and non-originated) debt volumes of $11.1 billion, which were up by 198.2% year-on-year. The Company helped its clients navigate lower GSE multifamily loan activity by placing a record amount of their multifamily debt with non-agency lenders in the quarter.

Newmark’s loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volumes decreased by 38.0% in the second quarter of 2021 compared with the second quarter of 2020. The GSE multifamily volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by Newmark and its competitors by 30 to 45 days.

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

From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. (See Note 30 — “Compensation” and Note 31 — “Commitment and Contingencies”, to our accompanying unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q).

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

Provision for Income Taxes
We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (which we refer to as “UBT”) in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, to our accompanying unaudited condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q) rather than the partnership entity. Our accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$184,346	29.3%	$120,079	31.3%	$331,779	29.3%	$260,517	30.0%
Capital markets	184,756	29.3	52,959	13.8	306,159	27.0	180,882	20.8
Gains from mortgage banking activities/originations, net	41,260	6.6	69,071	18.0	88,653	7.8	119,494	13.8
Management services, servicing fees and other	219,509	34.8	141,609	36.9	407,260	35.9	306,754	35.4
Total revenues	629,871	100.0	383,718	100.0	1,133,851	100.0	867,647	100.0
Expenses:
Compensation and employee benefits	541,397	86.0	230,518	60.1	830,471	73.2	530,775	61.2
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	267,532	42.5	10,860	2.8	281,780	24.9	23,774	2.7
Total compensation and employee benefits	808,929	128.4	241,378	62.9	1,112,251	98.1	554,549	63.9
Operating, administrative and other	135,008	21.4	61,012	15.9	242,183	21.4	153,293	17.7
Fees to related parties	5,782	0.9	5,205	1.4	12,032	1.1	11,017	1.3
Depreciation and amortization	30,868	4.9	28,946	7.5	51,921	4.6	74,986	8.6
Total operating expenses	980,587	155.7	336,541	87.7	1,418,387	125.1	793,845	91.5
Other income/(loss), net	1,086,812	172.5	(36,389)	(9.5)	1,084,602	95.7	(34,951)	(4.0)
Income from operations	736,096	116.9	10,788	2.8	800,066	70.6	38,852	4.5
Interest (expense) income, net	(8,723)	(1.4)	(10,056)	(2.6)	(17,536)	(1.5)	(19,085)	(2.2)
Income before income taxes and noncontrolling interests	727,373	115.5	732	0.2	782,530	69.0	19,767	2.3
Provision for income taxes	142,182	22.6	88	—	152,761	13.5	4,886	0.6
Consolidated net income	585,191	92.9	644	0.2	629,769	55.5	14,881	1.7
Less: Net income attributable to noncontrolling interests	145,447	23.1	330	0.1	156,920	13.8	6,387	0.7
Net income available to common stockholders	$439,744	69.8%	$314	0.1%	$472,849	41.7%	$8,494	1.0%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$242,324	38.5%	$306	0.1%	$243,542	21.5%	$8,425	1.0%
Allocations of net income to limited partnership units and FPUs	14,293	2.3	983	0.3	24,926	2.2	1,532	0.2
Limited partnership units amortization	6,466	1.0	6,011	1.6	5,866	0.5	7,906	0.9
RSU amortization	4,449	0.7	3,560	0.9	7,447	0.7	5,911	0.7
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$267,532	42.5%	$10,860	2.8%	$281,781	24.9%	$23,774	2.7%

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

Revenues

Leasing and Other Commissions
Leasing and other commission revenues increased by $64.3 million, or 53.5%, to $184.3 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. due to greatly increased demand across all major property types and, in particular, continued strength in life science and industrial.

Capital Markets
Capital markets revenue increased by $131.8 million, or 248.9%, to $184.8 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Newmark’s overall notional volumes from investment sales, mortgage brokerage, and multifamily originations increased by 225.2% to $27.5 billion and outperformed the industry, which saw combined volumes across U.S. investment sales and financing grow by approximately 47.0% year-on-year. Multifamily debt placement drove Newmark's largest ever combined debt volumes of $11.1 billion, which was an increase of 198.2%. The Company helped its clients navigate lower GSE multifamily loan activity by placing a record amount of their multifamily debt with non-agency lenders in the quarter.

Gains from Mortgage Banking Activities/Originations, Net
Gains from mortgage banking activities, net decreased by $27.8 million, or 40.3%, to $41.3 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. GSE volumes were down industry-wide 39.7% year-over-year.

A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the three months ended June 30, 2021 and 2020, we recognized $25.8 million and $42.1 million, respectively, of non-cash gains related to OMSRs.

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased $77.9 million, or 55.0%, to $219.5 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase included a $54.4 million increase in pass-through revenues as we continued to focus on growing these recurring and predictable businesses.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $310.9 million, or 134.9%, to $541.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase in the three months ended June 30, 2021 included $187.8 million related to the 2021 Equity Event, higher, commission based expenses directly attributable to our significant increase in commission-based .revenues, and an increase in support and operational expenses related to the resumption of normalized business activity on the part of us and our clients, as well as from our acquisition of Knotel.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $256.7 million, to $267.5 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase in the three months ended June 30, 2021 was primarily due to the 2021 Equity Event.

Operating, Administrative and Other
Operating, administrative and other expenses increased $74.0 million, or 121.3%, to $135.0 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to $54.4 million of increased pass-through expenses tied to non-fee revenue growth and higher support and operational expenses related to the resumption of normalized business activity on the part of our clients. as well as the acquisition of Knotel.

Fees to Related Parties
Fees to related parties increased by $0.6 million, or 11.1%, to $5.8 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2021 increased by $1.9 million, or 6.6%, to $30.9 million as compared to the three months ended June 30, 2020. The increase was due to an increase in depreciation and intangible asset amortization as a result of the Knotel acquisition.

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. The MSR valuation allowance decreased by $4.7 million for the three months ended June 30, 2021 as compared to a $0.7 million increase for the three months ended June 30, 2020. Scheduled mortgage servicing rights amortization increased by $4.2 million due to growth in the mortgage servicing assets. For the three months ended June 30, 2021 and 2020, our revenue included $25.8 million and $42.1 million, respectively, and our expenses included $22.7 million and $23.9 million, respectively, of MSR amortization. The decline in the MSR amortization resulted from the decrease in the MSR valuation allowance by $4.7 million due to the increase in short-term interest rates and slower prepayment speeds during the three months ended June 30, 2021 as compared to a $0.7 million increase for the three months ended June 30, 2020, Scheduled mortgage servicing rights amortization increased by $4.2 million due to growth in the mortgage servicing assets.

Other Income (loss), Net
Other income (loss), net of $1,086.8 million in the three months ended June 30, 2021 was primarily related to $1,108.0 million of gains from the Nasdaq Earn-out and $2.5 million of income from non-marketable investment, partially offset by,

Other income (loss), net of $(36.4) million in the three months ended June 30, 2020 resulted from a mark-to-market loss related to the Nasdaq Forwards of $22.5 million, which Nasdaq Forwards are a hedge against potential downside risk from a decline in the share price of Nasdaq's common stock, while allowing the Company to retain all the potential upside from any related share price appreciation related to the annual Nasdaq Earn-out. The value of the Nasdaq Forwards moves inversely with the price of Nasdaq common stock. Additionally, other income, net was negatively impacted by an unrealized loss of $10.0 million relating to non-marketable investments carried under the measurement alternative and $4.0 million of equity losses from Real Estate LP.

Interest (Expense) Income, Net
Interest expense, net decreased by $1.3 million, or 13.3%, to $8.7 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to a lower outstanding balance on the Credit Facility.

Provision for Income Taxes
Provision for income taxes increased by $142.1 million, to $142.2 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. This increase was primarily driven by higher pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $145.1 million, or 43933.1%, to $145.4 million for the three months ended June 30, 2021.

Six Months Ended June 30, 2021 compared to six months ended June 30, 2020

Revenues

Leasing and Other Commissions
Leasing and other commission revenues increased by $71.3 million, or 27.4%, to $331.8 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, due to greatly increased demand across all major property types and, in particular, continued strength in life science and industrial.

Capital Markets
Capital markets revenue increased by $125.3 million, or 69.3%, to $306.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase was primarily due to higher investment sales and mortgage brokerage volumes, which increased 57.5% and 148.9%, respectively, year-over-year.

Gains from Mortgage Banking Activities/Originations, Net
Gains from mortgage banking activities, net decreased by $30.8 million, or 25.8%, to $88.7 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The decrease was primarily due to lower origination volumes and product mix.

A portion of our gains from mortgage banking activities, net, relate to non-cash gains attributable to OMSRs. We recognize OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold. For the six months ended June 30, 2021 and 2020, we recognized $54.5 million and $71.5 million, respectively, of non-cash gains related to OMSRs.

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased $100.5 million, or 32.8%, to $407.3 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase was primarily due to higher pass-through revenues, valuation and advisory fees, and servicing fees.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $299.7 million, or 56.5%, to $830.5 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The increase in the six months was due to higher commission-based revenues and the 2021 Equity Event.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $258.0 million, or 1,085.2%, to $281.8 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 as a result of the 2021 Equity Event..

Operating, Administrative and Other
Operating, administrative and other expenses increased $88.9 million, or 58.0%, to $242.2 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to increased pass-through expenses tied to non-fee revenue growth and higher additional support and operational expenses related to the resumption of normalized business activity on the part of us and our clients, as well as from our acquisition of Knotel. In addition, there was a $12.8 million acquisition related earn-out reversal which was recorded in the half quarter of 2020.

Fees to Related Parties
Fees to related parties increased by $1.0 million, or 9.2%, to $12.0 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2021 decreased by $23.1 million, or 30.8%, to $51.9 million as compared to the six months ended June 30, 2020 due to lower MSR amortization.

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the three months ended June 30, 2021 and 2020, our expenses included $37.8 million and $63.3 million, respectively, of MSR amortization. The decline in the MSR amortization resulted from the decrease in the MSR valuation allowance by $15.9 million due to the increase in short-term interest rates and slower prepayment speeds during the six months ended June 30, 2021 as compared to an $18.2 million increase for the six months ended June 30, 2020, Scheduled mortgage servicing rights amortization increased by $8.6 million due to growth in the mortgage servicing assets.

Other Income (loss), Net
Other income (loss), net of $1,084.6 million in the six months ended June 30, 2021 was primarily related to the Nasdaq Earn-out net of mark-to-market loss on the Nasdaq Forwards of $12.4 million.

Other income (loss), net of $(35.0) million in the six months ended June 30, 2020 resulted from an unrealized loss of $26.8 million relating to non-marketable investments carried under the measurement alternative, $4.0 million of equity losses from Real Estate LP and $2.2 million of realized losses from the sale of Nasdaq shares.

Interest (Expense) Income, Net
Interest expense, net decreased by $1.5 million, or 8.1%, to $17.5 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Provision for Income Taxes
Provision for income taxes increased by $147.9 million, to $152.8 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This increase was primarily driven by higher pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $150.5 million, to $156.9 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to higher earnings.

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

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019 (1)	June 30, 2019
Revenues:
Commissions	$369,102	$268,836	$328,645	$197,903	$173,038	$268,362	$416,728	$357,908	$346,131
Gains from mortgage banking activities/originations, net	41,260	47,393	100,228	91,192	69,071	50,422	49,316	72,332	45,091
Management services, servicing fees and other	219,509	187,751	172,553	146,829	141,609	165,146	166,320	156,394	160,256
Total revenues	629,871	503,980	601,426	435,924	383,718	483,930	632,364	586,634	551,478
Expenses:
Compensation and employee benefits	541,397	289,074	362,676	253,908	230,518	300,257	354,862	341,036	316,737
Equity-based compensation and allocations of net income to limited partnership units and FPUs	267,532	14,248	56,215	50,769	10,860	12,914	148,965	56,647	39,353
Total compensation and employee benefits	808,929	303,322	418,891	304,677	241,378	313,171	503,827	397,683	356,090
Operating, administrative and other	135,008	107,175	79,322	61,790	61,012	92,281	85,918	86,297	101,749
Fees to related parties	5,782	6,250	5,447	6,109	5,205	5,812	3,990	7,088	7,222
Depreciation and amortization	30,868	21,053	36,580	29,627	28,946	46,039	32,634	36,781	33,425
Total operating expenses	980,587	437,800	540,240	402,203	336,541	457,303	626,369	527,849	498,486
Other income (loss), net	1,086,812	(2,210)	(58,367)	108,608	(36,389)	1,438	(14,313)	108,711	(3,726)
Income (loss) from operations	736,096	63,970	2,819	142,329	10,788	28,065	(8,318)	167,496	49,266
Interest expense, net	(8,723)	(8,813)	(9,111)	(9,532)	(10,056)	(9,030)	(8,141)	(8,167)	(8,081)
Income (loss) before income taxes and noncontrolling interests	727,373	55,157	(6,292)	132,797	732	19,035	(16,459)	159,329	41,185
Provision (benefit) for income taxes	142,182	10,579	(1,165)	33,272	88	4,797	(132)	36,760	9,121
Consolidated net income (loss)	585,191	44,578	(5,127)	99,525	644	14,238	(16,327)	122,569	32,064
Less: Net income (loss) attributable to noncontrolling interests	145,447	11,473	(1,346)	24,176	330	6,056	(5,362)	33,871	9,396
Net income (loss) available to common stockholders	$439,744	$33,105	$(3,781)	$75,349	$314	$8,182	$(10,965)	$88,698	$22,668
(1)Amounts include the gains related to the Nasdaq Earn-out associated with the Nasdaq monetization transactions recorded in Other income (loss), net.

Financial Position, Liquidity and Capital Resources

Overview
The primary source of liquidity for our business is the cash flow provided by our operations and the Nasdaq shares.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities, and Nasdaq shares are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of June 30, 2021, our long-term debt consists of our 6.125% Senior Notes with a carrying amount of $544.0 million and $138.2 million outstanding under the Credit Facility. The Credit Facility was repaid in full subsequent to June 30, 2021.

Financial Position
Total assets were $4.6 billion at June 30, 2021 and $4.0 billion at December 31, 2020.

Total liabilities were $3.0 billion at June 30, 2021 and $3.0 billion at December 31, 2020.

Liquidity
We expect to generate cash flows from operations to fund our business and to meet our short-term liquidity requirements, which we define as the next twelve months. As of June 30, 2021, we had $165.7 million of cash and cash equivalents, $325.0 million of availability on our revolver. In July of 2021, we repaid the remaining balance on the revolver in the amount of $140.0 million increasing the availability to $465.0 million.

On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021, included in “Other (loss) income, net” on the accompanying unaudited condensed consolidated statement of operations.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the third and the fourth Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021. Newmark recorded a payable to RBC for this amount as of June 30, 2021.

We expect to use approximately $201.0 million to reduce our fully diluted share count by 16.1 million and approximately $327.0 million primarily for taxes related to Nasdaq and 2021 Equity Event. As a result, based on the closing price of Nasdaq stock as of August 5, 2021, we expect to retain approximately $457.0 million from our receipt, of Nasdaq shares in the Nasdaq Earn-out. Over time, we expect to use the liquidity from the Nasdaq shares and our cash flow to repurchase additional shares of our Class A common stock and limited partnership interests, reduce our debt, and invest in growing our business.

Borrowing facility

On August 2, 2021, our subsidiary Newmark OpCo, entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with CF Secured, LLC (“CF Secured”), an affiliate of Newmark’s majority stockholder, Cantor, pursuant to which Newmark may seek, from time-to-time, to execute short-term secured financing transactions. Repurchase Agreements effect equity financing. The Company, under the Repurchase agreement, may seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, under the Repurchase Agreement, and agrees to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest.

Pursuant to the Repurchase Agreement, the Company and CF Secured agreed to enter into a repurchase transaction, wherein CF Secured will deliver the cash of such repurchase transaction to the Company on an overnight basis at an initial rate of 0.95% per annum (approximately 1.00% less expensive than Newmark’s revolving credit facility), and the Company will deliver to CF Secured the number of shares of Nasdaq as collateral so that the market value of such shares equals 130% of such cash proceeds. The Nasdaq shares will be marked to market daily, and the minimum maintenance margin requirement, should the share price decline, will be 120% of such cash proceeds. The Company will be required to transfer additional collateral (securities and/or cash) in the event of a margin percentage decline below 120%.

The initial repurchase or financing transaction was executed on August 2, 2021 and consisted of Newmark receiving $260 million in cash and Newmark delivering 1,818,000 Nasdaq shares as collateral. The repurchase transaction may be rolled over daily (or for a term greater than one day at a time), subject to terms mutually acceptable to the Company and CF Secured, including the rate and minimum margin requirement, both of which can fluctuate based upon general funding rates and other factors in the repurchase funding market.

The Repurchase Agreement is subject to ongoing compliance with various covenants and contains customary events of default. If an event of default occurs, the repurchase date for each transaction under the Repurchase Agreement may be accelerated to the date of default. For events of default relating to insolvency and receivership, the repurchase date for each transaction under the Repurchase Agreement is automatically accelerated to the date of default.

Newmark still receives dividends on the common shares of Nasdaq it owns, including those shares used as collateral.

The Company intends to utilize the cash proceeds from the repurchase transaction to help fund the cash portion of the 2021 Equity Event and to pay taxes. The Company expects to repay the cash proceeds under the repurchase transaction with the proceeds of periodic sales of Nasdaq shares and from its operating cash.

The Repurchase Agreement and related initial repurchase transaction are on market terms and rates and were approved by Newmark’s Audit Committee.

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
•The pre-sold loans are funded at a 100% advance rate via bank warehouse facilities and are generally held for a period of 30-45 days prior to the consummation of a sale at an annualized carry rate of approximately 50 basis points. As of June 30, 2021, we had $1.5 billion of warehouse loan funding available through multiple banking partners.
•We also service loans for Fannie Mae, Freddie Mac, FHA, and various life insurance companies, banks, CMBS and other lenders.
•We share credit losses on a pari passu basis with Fannie Mae (weighted average loss sharing is approximately 30%) on our $24.8 billion portfolio. In the event of an actual credit loss, all losses are allocated between the two parties based on the contractual loss sharing arrangement. Although we share credit losses on our Fannie Mae DUS portfolio, we view our originated servicing portfolio to be conservative in terms of relevant credit metrics such as debt service coverage, original loan-to-value and market and borrower quality.

Following enactment of the CARES Act on March 27, 2020, Fannie Mae, Freddie Mac and Ginnie Mae announced forbearance of loan payment programs. Newmark only has advancing obligations under Fannie Mae and Ginnie Mae. Effective July 1, 2020, Fannie announced an update to their forbearance of loan payment program:
•Forbearance of payments can extend up to six monthly payments and then must be repaid back up to a period of 24 months. To be eligible, borrowers must demonstrate a hardship directly related to COVID-19.
•While the forbearance rate remains difficult to predict, we would be required to advance up to $4.8 million for each 1% increase in the forbearance rate based on the CARES Act forbearance period.
•As of June 30, 2021, Newmark had six loans totaling $94.0 million in outstanding principal balance where we have $0.4 million in outstanding servicing advances.
•Newmark has a $125 million line of credit with Bank of America within its $400.0 million warehouse facility to fund principal and interest servicing advances during the forbearance period related to the CARES Act.
•We have a contractual right to be reimbursed in full by Fannie Mae and Ginnie Mae for all servicer advances made during the COVID-19 forbearance program.

Long-term debt
Long-term debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
6.125% Senior Notes	$543,996	$542,772
Credit Facility	138,164	137,613
Total	$682,160	$680,385

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

Credit Facility
On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent. The Credit Agreement was amended on February 26, 2020 to increase the size of the facility and extend the maturity date to February 26, 2023. The Amended Credit Agreement provided for a $425.0 million three-year unsecured senior revolving credit facility. The Credit Agreement was again amended on March 16, 2020 to increase the size of the facility. The Amended Credit Agreement provides for a $465.0 million three-year unsecured senior revolving credit facility. As of June 30, 2021, the carrying value of borrowings outstanding under the Amended Credit Agreement was $138.2 million. Borrowings under the Amended Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) London Interbank Offered Rate (“LIBOR”) for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base rate borrowings, both of which can be up to 0.50% higher depending upon Newmark’s credit rating. The Amended Credit Facility also provides for an unused facility fee. In July of 2021, Newmark paid down the balance of the Credit Facility in the amount of $140.0 million.

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of June 30, 2021, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of June 30, 2021, Newmark had $1.5 billion of committed loan funding available through three commercial banks and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of June 30, 2021 and December 31, 2020, we had $410.2 million and $1,061.2 million outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$785,142	$(955,095)
Add back:
Loan originations - loans held for sale	3,283,534	5,059,288
Loan sales - loans held for sale	(3,960,169)	(4,210,307)
Unrealized gains on loans held for sale	5,821	25,158
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)(2)	$114,328	$(80,956)
(1) Includes payments for corporate taxes in the amount of $18.7 million and $20.6 million for the six months ended June 30, 2021 and 2020, respectively.
(2) Includes payments for new hires and producers of $11.0 million and $61.0 million for the six months ended June 30, 2021 and 2020, respectively.
Cash Flows for the Six Months Ended June 30, 2021
For the six months ended June 30, 2021, we generated $785.1 million of cash from operations. However, excluding activity from loan originations and sales, net cash generated from operating activities for the six months ended June 30, 2021 was $114.3 million. We had consolidated net income of $629.8 million, $770.6 million of negative adjustments to reconcile net income to net cash provided by operating activities (excluding activity from loan originations and sales) and $255.2 million of positive changes in operating assets and liabilities. The negative adjustment to reconcile the net income to net cash provided by operating activities was primarily the result of $1,108 million from the Nasdaq Earn-out. offset by equity-based compensation of $296.1 million. The positive change in operating assets and liabilities included $33.7 million of decrease in loans, forgivable loans and other receivables from employees, a $31.2 million increases in receivables, net, a decrease in other assets of $82.9 million, a $123.4 million increase in accounts payable, accrued expenses and other liabilities, a $118.9 million increase in accrued compensation and an decrease in payable to related parties of $4.7 million. Cash used in investing activities was $14.2 million, primarily related to $43.5 million of payments for acquisitions, net of cash acquired, partially offset by $35.4 million of proceeds from the sale of marketable securities. Cash used in financing activities of $791.7 million primarily related to $651.0 million of net repayments on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises, $37.4 million of payments to Deutsche Bank related to Berkeley Point, $33.3 million for repayment of securities loaned, $11.4 million in earning distributions to limited partnership interests and other noncontrolling interests, and $3.7 million in dividends to stockholders.

Cash Flows for the Six Months Ended June 30, 2020
For the six months ended June 30, 2020, we used $955.1 million of cash for operations. However, excluding activity from loan originations and sales, net cash used by operating activities for the six months ended June 30, 2020, was $81.0 million. We had consolidated net income of $14.9 million, $100.6 million of positive adjustments to reconcile net income to net cash used by operating activities (excluding activity from loan originations and sales) and $196.4 million of negative changes in operating assets and liabilities. The negative change in operating assets and liabilities included $115.8 million of increases in loans, forgivable loans and other receivables from employees and partners primarily related to hiring, $73.4 million of increases in other payables, and decreases in accrued compensation of $99.8 million, offset by a $98.1 million increase in receivables, net. Cash provided by investing activities was $16.6 million, primarily related to $34.6 million of proceeds from the sale of marketable securities, partially offset by $12.0 million in purchases of fixed assets and $5.9 million of payments for acquisitions, net of cash acquired. We had $1.1 billion of cash provided by financing activities primarily due to net borrowings on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises of $5.1 billion and borrowing of $365.0 million under the Credit Facility, partially offset by $4.2 billion in principal payment on warehouse facilities, repayment of $36.7 million of securities loaned, distributions to limited partnership interests and other noncontrolling interests of $74.4 million and dividends to stockholder of $19.6 million.

Credit Ratings
    As of June 30, 2021, our public long-term credit ratings and associated outlooks are as follows:

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

Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying unaudited condensed consolidated financial statements. As of June 30, 2021, Newmark has met all capital requirements. As of June 30, 2021, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $355.5 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of June 30, 2021 and December 31, 2020, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of June 30, 2021 and December 31, 2020, outstanding borrower advances were $0.8 million and $0.8 million, respectively, and are included in “Other assets” in our accompanying unaudited condensed consolidated balance sheets.

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

Equity
Repurchase Program
On February 17, 2021, our Board increased its authorized share repurchases of Newmark Class A Common stock and purchases of limited partnership interests in Newmark's subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three and six months ended June 30, 2021, Newmark repurchased 3,613,098 and 4,492,341 shares of Class A common stock, respectively, at an average price of $12.81 and $12.36, respectively. As of June 30, 2021, Newmark had $342.4 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's unit redemptions and share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares Newmark's Class A common stock. The gross unit redemptions and share repurchases of Newmark's Class A common stock during the six months ended June 30, 2021 were as follows (in thousands except units, shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Redemptions
January 1, 2021 - March 31, 2021	—	$—
April 1, 2021 - June 30, 2021	167,894	$11.91
Total Redemptions	167,894	$11.91

Repurchases
January 1, 2021 - March 31, 2021	879,243	$10.58
April 1, 2021 - June 30, 2021	3,613,098	$12.81
Total Repurchases	4,492,341	$12.36
Total Redemptions and Repurchases	4,660,235	$12.34	$342,365

On August 5, 2021, the Board and Audit Committee authorized the $400.0 million Newmark share repurchase and unit redemption Authorization, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities.

Fully Diluted Share Count
Our fully diluted weighted-average share count follows (in thousands):

	June 30,
	2021	2020
Common stock outstanding(1)	184,190	178,523
Partnership units(2)	83,337	86,867
RSUs (Treasury stock method)	3,582	22
Newmark exchange shares	1,195	228
Total(3)	272,304	265,640
(1)Common stock consisted of Class A shares and Class B shares. For the six months ended June 30, 2021, the weighted-average number of Class A shares was 162.9 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.
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
(3)For six months ended June 30, 2021, there were no potentially anti-dilutive securities included in the weighted-average share count, which would excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) share count were as follows (in thousands):

	June 30,
	2021	2020
Common stock outstanding	201,022	179,043
Partnership units	49,654	85,450
Newmark RSUs	—	54
Newmark exchange shares	1,175	225
Other	—	378
Total	251,851	265,150

Contingent Payments Related to Acquisitions
Newmark completed acquisitions for which contingent cash consideration of $18.4 million. The contingent cash liability is recorded at fair value as deferred consideration on our accompanying unaudited condensed consolidated balance sheets.

Equity Method Investments
Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of June 30, 2021, Newmark had $88.3 million in this equity method investment, which represents a 27% ownership in Real Estate LP.

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

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2021, we have issued [760,910 million shares of our Class A common stock under this registration statement.

As of June 30, 2021 and December 31, 2020, Newmark was committed to fund approximately $0.7 billion and $0.4 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of June 30, 2021 and December 31, 2020, the aggregate balance of employee loans, net of reserve, was $451.2 million and $454.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three and six months ended June 30, 2021 was $19.5 million and $36.8 million, respectively, compared with $17.5 million and $31.9 million, respectively, for the three and six months ended June 30, 2020. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.
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

During the six months ended June 30, 2021, there was a decrease of $6.3 million in our reserves. These reserves were based on macroeconomic forecasts are critical inputs into our model and material movements in variables such as, the U.S. unemployment rate and U.S. GDP growth rate could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

We received 6,222,340 Nasdaq shares worth $1,093.9 million as of June 30, 2021. On July 2, 2021, we settled the third and fourth Nasdaq Forwards with 944,329 Nasdaq shares worth $166.0 million. Pursuant to the 2021 Equity Event, our fully diluted share count reduced by 16.1, million and we expect to use approximately $528.0 million for redemption of limited partnership units and anticipated payment of corporate taxes related to the receipt of the Nasdaq shares. Net of these cash payments, we expect to retain approximately $400 million. In July, we used a portion of the receipt to repay the remaining $140.0 million outstanding on our revolving credit facility. See "Liquidity" above.

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

Non-GAAP Financial Measures
This document contains non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"). Non-GAAP financial measures used by the Company include "Adjusted Earnings before noncontrolling interests and taxes", which is used interchangeably with "pre-tax Adjusted Earnings"; "Post-tax Adjusted Earnings to fully diluted shareholders", which is used interchangeably with "post-tax Adjusted Earnings"; "Adjusted EBITDA"; and "Liquidity". The definitions of these terms are below.

Adjusted Earnings Defined
Newmark uses non-GAAP financial measures, including “Adjusted Earnings before noncontrolling interests and taxes” and "Post-tax Adjusted Earnings to fully diluted shareholders”, which are supplemental measures of operating results used by management to evaluate the financial performance of the Company and its consolidated subsidiaries. Newmark believes that Adjusted Earnings best reflect the operating earnings generated by the Company on a consolidated basis and are the earnings which management considers when managing its business.
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

Calculations of Compensation Adjustments for Adjusted Earnings and Adjusted EBITDA
Treatment of Equity-Based Compensation under Adjusted Earnings and Adjusted EBITDA
The Company’s Adjusted Earnings and Adjusted EBITDA measures exclude all GAAP charges included in the line item “Equity-based compensation and allocations of net income to limited partnership units and FPUs” (or “equity-based compensation” for purposes of defining the Company’s non-GAAP results) as recorded on the Company’s GAAP Consolidated Statements of Operations and GAAP Consolidated Statements of Cash Flows. These GAAP equity-based compensation charges reflect the following items:

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
Virtually all of Newmark’s key executives and producers have equity or partnership stakes in the Company and its subsidiaries and generally receive deferred equity or limited partnership units as part of their compensation. A significant percentage of Newmark’s fully diluted shares are owned by its executives, partners, and employees. The Company issues limited partnership units as well as other forms of equity-based compensation, including grants of exchangeability into shares of common stock, to provide liquidity to its employees, to align the interests of its employees and management with those of common stockholders, to help motivate and retain key employees, and to encourage a collaborative culture that drives cross-selling and growth.
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
Excluded Compensation-Related Items to Related to the 2021 Equity Event under Adjusted Earnings and Adjusted EBITDA (Beginning in Third Quarter 2021)
Newmark does not view the compensation charges related to 2021 Equity Event that were not equity-based compensation as being reflective of its ongoing operations (the "Impact of the 2021 Equity Event"). These consisted of charges relating to cash paid to independent contractors for their withholding taxes and the cash redemption of HDUs. These were recorded as expenses based on Newmark's current non-GAAP results, but will be excluded in the recast non-GAAP results beginning in the third quarter of 2021 for the following reasons:
•But for the 2021 Equity Event, the items comprising such charges would have otherwise been settled in shares and been recorded as equity-based compensation in future periods. Had this occurred, such amounts would have been excluded from Adjusted Earnings and Adjusted EBITDA, and would also have resulted in higher fully diluted share counts, all else equal.
•Newmark views the fully diluted share count reduction to be economically similar to the common practice among public companies of issuing the net amount of common shares to employees for their vested stock-based compensation, selling a portion of the gross shares pay applicable withholding taxes, and separately making open market repurchases of common shares.
•There was nothing comparable to the 2021 Equity Event in 2020 and nothing similar is currently contemplated after 2021.
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
Non-Cash Adjustment for Originated Mortgage Servicing Rights Revenue for Adjusted Earnings
Newmark's calculation of pre-tax Adjusted Earnings excludes non-cash GAAP gains attributable to OMSRs. Beginning in the fourth quarter of 2020, OMSRs are no longer included in non-compensation adjustments for Adjusted Earnings but instead shown as a separate line item in the Company's “Reconciliation of GAAP Net Income Available to Common Stockholders to Adjusted Earnings Before Noncontrolling Interests and Taxes and GAAP Fully Diluted EPS to Post-Tax Adjusted EPS”. This presentation has no impact on previously reported Adjusted Earnings.
Calculation of Other (income) losses for Adjusted Earnings and Adjusted EBITDA
Adjusted Earnings calculations also exclude certain other non-cash, non-dilutive, and/or non-economic items, which may, in some periods, include:
•Unusual, one-time, non-ordinary or non-recurring gains or losses.
•Non-cash GAAP asset impairment charges.
•The impact of any unrealized non-cash mark-to-market gains or losses on “Other income (loss)” related to the variable share forward agreements with respect to Newmark’s expected receipt of the Nasdaq payments in 2021 and 2022 and the recently settled 2020 Nasdaq payment (the “Nasdaq Forwards”).
•Mark-to-market adjustments for non-marketable investments.
•Certain other non-cash, non-dilutive, and/or non-economic items.
Due to the recent sale of Nasdaq’s U.S. fixed income business, the Nasdaq Earn-out and related Forward settlements were accelerated, less certain previously disclosed adjustments. Because these shares were originally expected to be received over a 15 year period ending in 2027, the Earn-out has been included in calculations of Adjusted Earnings and Adjusted EBITDA. Due to the acceleration of the Earn-out and the Nasdaq Forwards, the Company now views results excluding items related to the Earn-out to be a better reflection of the underlying performance of Newmark’s ongoing operations. Therefore, beginning with the third quarter of 2021, "Other (income) loss" for Adjusted Earnings and Adjusted EBITDA will also exclude the impact of the below items, which may collectively be referred to as the "Impact of Nasdaq".
•Realized gains related to the accelerated receipt on June 25, 2021 of Nasdaq shares.
•Realized gains or losses and unrealized mark-to-market gains or losses with respect to Nasdaq shares received prior to the Earn-out acceleration.
•Dividend income on Nasdaq shares.

•The impact of any unrealized non-cash mark-to-market gains or losses on “Other income (loss)” related to the variable share forward agreements with respect to Newmark’s expected receipt of the Nasdaq payments in 2021 and 2022 and the recently settled 2020 Nasdaq payment (the “Nasdaq Forwards”). This item was historically excluded under the previous non-GAAP definitions.
•Other items related to the Earn-out.
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
The Company calculates its tax provision for post-tax Adjusted Earnings using an annual estimate similar to how it accounts for its income tax provision under GAAP. To calculate the quarterly tax provision under GAAP, Newmark estimates its full fiscal year GAAP income before noncontrolling interests and taxes and the expected inclusions and deductions for income tax purposes, including expected equity-based compensation during the annual period. The resulting annualized tax rate is applied to Newmark’s quarterly GAAP income before income taxes and noncontrolling interests. At the end of the annual period, the Company updates its estimate to reflect the actual tax amounts owed for the period.
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
Newmark incurs income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of its subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City. Any U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the unit holders rather than with the partnership entity. The Company’s consolidated financial statements include U.S. federal, state, and local income taxes on the Company’s allocable share of the U.S. results of operations. Outside of the U.S., Newmark is expected to operate principally through subsidiary corporations subject to local income taxes. For these reasons, taxes for Adjusted Earnings are expected to be presented to show the tax provision the consolidated Company would expect to pay if 100% of earnings were taxed at global corporate rates.
Calculations of Pre- and Post-Tax Adjusted Earnings per Share
Newmark’s pre-tax Adjusted Earnings and post-tax Adjusted Earnings per share calculations assume either that:
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

The declaration, payment, timing, and amount of any future dividends payable by the Company will be at the discretion of its Board of Directors using the fully diluted share count. In addition, the non-cash preferred dividends are excluded from Adjusted Earnings per share as Newmark expected to redeem the related exchangeable preferred limited partnership units (“EPUs”) with Nasdaq shares. For more information on any share count adjustments, see the table in the Company’s most recent financial results press release titled “Fully Diluted Weighted-Average Share Count for GAAP and Adjusted Earnings.”
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
For more information regarding Adjusted Earnings, see the section the Company’s most recent financial results press release titled “Reconciliation of GAAP Income to Adjusted Earnings and GAAP Fully Diluted EPS to Post-tax Adjusted EPS”, including the related footnotes, for details about how Newmark’s non-GAAP results are reconciled to those under GAAP.
Adjusted EBITDA Defined
Newmark also provides an additional non-GAAP financial performance measure, “Adjusted EBITDA”, which it defines as GAAP “Net income (loss) available to common stockholders”, adjusted for the following items:
•Net income (loss) attributable to noncontrolling interest.
•Provision (benefit) for income taxes.
•OMSR revenue.
•MSR amortization.
•Compensation charges related to OMSRs.
•Other depreciation and amortization.
•Equity-based compensation and allocations of net income to limited partnership units and FPUs.
•Various other GAAP items that management views as not reflective of the Company’s underlying performance for the given period. These may include compensation-related items with respect to cost-saving initiatives, such as severance charges incurred in connection with headcount reductions as part of broad restructuring and/or cost savings plans; charges for exiting leases and/or other long-term contracts as part of cost-saving initiatives; and non-cash impairment charges related to assets, goodwill and/or intangibles created from acquisitions.
•Other non-cash, non-dilutive, and/or non-economic items, which may, in certain periods, include the impact of any unrealized non-cash mark-to-market gains or losses on “other income (loss)” related to the variable share forward agreements with respect to Newmark’s expected receipt of the Nasdaq payments in 2021 and 2022 and the recently settled 2020 Nasdaq payment (the “Nasdaq Forwards”), as well as mark-to-market adjustments for non-marketable investments.
•Interest expense.
Beginning with the third quarter of 2021, calculation of Adjusted EBITDA will also exclude the "Impact of Nasdaq" and the "Impact of the 2021 Equity Event", which are defined above.

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
•Certain equity-based compensation charges that may be determined at the discretion of management throughout and up to the period-end.
•Unusual, one-time, non-ordinary, or non-recurring items.
•The impact of gains or losses on certain marketable securities, as well as any gains or losses related to associated mark-to- market movements and/or hedging. These items are calculated using period-end closing prices.
•Non-cash asset impairment charges, which are calculated and analyzed based on the period-end values of the underlying assets. These amounts may not be known until after period-end.
•Acquisitions, dispositions, and/or resolutions of litigation, which are fluid and unpredictable in nature.
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

OUR ORGANIZATIONAL STRUCTURE

Current Organizational Structure
As of June 30, 2021, there were 189,765,883 shares of Newmark Class A common stock issued and 179,736,458 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of June 30, 2021, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM as of June 30, 2021, represented approximately 54.2% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of June 30, 2021, we directly held Newmark OpCo limited partnership interests consisting of approximately 51,257,651 units representing approximately 79.8% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of June 30, 2021, 4,598,029 founding/working partner interests were outstanding. These founding/working partners were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires Cantor units from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of June 30, 2021, 25,997,674 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of June 30, 2021, the exchange ratio was 0.9403.

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

The following diagram illustrates the ownership structure of Newmark as of June 30, 2021. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF JUNE 30, 2021

Cantor Fitzgerald, L.P.
Public Stockholders of Newmark Group, Inc.
Class A common stock (0.0% of economics and 0.0% of voting power of Newmark Group, Inc.)
100% Class B common stock (10.6% of economics and 54.2% of voting power)
8.4% indirect economic interest in Newmark OpCo
100% Class A common stock (89.4% of economics and 45.8% of voting power)
71.3% indirect economic interest in Newmark OpCo
Limited Partnership Interests (49.3% of economics of Newmark Holdings)
10.0% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interests (50.7% of economics of Newmark Holdings)
10.3% indirect economic interest in Newmark OpCo
Newmark Holdings
Limited Partnership Interest (79.8% of economics of Newmark OpCo)
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interest (20.2% of economics of Newmark OpCo)
Newmark OpCo
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

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2021 through June 30, 2021 as follows: (a) an aggregate of 2,797,270 limited partnership units granted by Newmark Holdings; (b) 4,492,341 shares of Newmark Class A common stock repurchased by us; (c) 38,856 shares of Newmark Class A common stock forfeited; (d) 1,243,608 shares of Newmark Class A common stock issued for vested restricted stock units; (e) 369,488 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 19,004,007 of such shares remaining available for issuance by us under such Registration Statement; (h) 77,233 terminated limited partnership units; (i) 18,137,416 shares of Newmark Class A common stock issued in exchange for 34,152,232 limited partnership units in relation to the Nasdaq transaction, and (j) 167,894 purchased limited partnership units.

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

Interest Rate Risk
Newmark had $544.0 million of fixed rate 6.125% Senior Notes outstanding as of June 30, 2021. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had $138.2 million outstanding under its Credit Facility as of June 30, 2021. The interest rate on the Credit Facility is based upon LIBOR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of June 30, 2021 and 2020 was 10 basis points and 16 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by $11.8 million based on our escrow balance as of June 30, 2021 compared to $11.2 million based on our escrow balance as of June 30, 2020. A decrease in 30-day LIBOR to zero would decrease our annual earnings by $1.2 million based on the escrow balances as of June 30, 2021 and by $1.8 million based on our escrow balances as of June 30, 2020.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by $4.1 million based on our outstanding balances as of June 30, 2021 compared to $10.6 million based on our outstanding balances as of June 30, 2020. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $0.4 million based on our outstanding warehouse balance as of June 30, 2021 and by $1.7 million as of June 30, 2020.

Market Risk
We also have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $1,093.9 million and $33.3 million as of June 30, 2021 and December 31, 2020, respectively. These include shares of common stock of Nasdaq, the rights to which initially resulted from BGC Partners sale of its electronic benchmark Treasury platform to Nasdaq. The right to receive the remainder of the Nasdaq payment was transferred from BGC Partners to us beginning in the third quarter of 2017. We have recorded gains/(losses) related to the Nasdaq payments and related appreciation in shares held by Newmark of $4.6 million and ($2.2 million) three months ended June 30, 2021 and 2020, respectively, and expect our future results to include the additional approximately 5.3 million net shares we received from the Nasdaq Earn-out.

In 2018, we entered into monetization transactions with respect to the Nasdaq shares for the shares to be received in each of 2019, 2020, 2021 and 2022. On December 18, 2020 the SPV delivered 741,505 Nasdaq Shares to RBC in exchange for $93.5 million Newmark OpCo EPUs pursuant to the second forward agreement. On December 2, 2019 the SPV delivered 898,685 Nasdaq Shares to RBC in exchange for $93.5 million Newmark OpCo EPUs pursuant to the first forward agreement. On July 2, 2021, Newmark settled the third and the fourth Nasdaq Forwards with 944,329 Nasdaq shares, worth $166.0 million as of June 30, 2021.

For the three months ended June 30, 2021 and 2020, we recorded losses of $12.4 million and $1.8 million, respectively, for the mark-to-market adjustment related to the Nasdaq Forwards.

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

The fair value of Newmark’s Nasdaq Forwards considers the effects of Nasdaq’s stock price volatility between the balance sheet date and the maturity date. The third and fourth Forwards with RBC were settled on July 2, 2021 having a fair market value of $0.2 million as of June 30, 2021. The fair value is determined through the use of a Black-Scholes put option valuation model. Inputs used to determine fair value were as follows:

	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Number of shares per tranche	992,247	992,247	992,247	992,247
Strike price	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21	$87.68 to $94.21
Maturity date	November 30, 2021 - November 30, 2022	November 30, 2021 - November 30, 2022	November 30, 2020 - November 30, 2022	November 30, 2020 - November 30, 2022
Implied volatility - weighted-average	42.9%	42.5%	42.1%	41.4%
Period end stock price	$147.46	$132.74	$122.71	$119.47
Dividend yield - weighted-average	1.33%	1.48%	1.60%	1.64%
Interest rate - weighted-average	0.23%	0.19%	0.21%	0.24%
Unrealized gains/(losses) due to the changes in fair value of the Nasdaq Forwards	$(5,602)	$(5,831)	$(5,771)	$(22,945)

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of June 30, 2021. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS

The information required by this Item is set forth in Note 31 — “Commitments and Contingencies” to the Company’s Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q and is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-k for the year ended December 31, 2020.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item is set forth in Note 6 — “Stock Transactions and Unit Redemptions” and Note 30 — “Compensation” to our accompanying unaudited condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q and in Part I, Item 2, of this Quarterly Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated by reference herein.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The Exhibit Index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Exhibit Title

10.1	Master Repurchase Agreement, dated August 2, 2021, by and between Newmark Partners, L.P. and CF Secured LLC
31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Newmark Group, Inc.’s Annual Report on Form 10-Q for the period ended September 30, 2020 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: August 9, 2021