Form 10-Q
period 2021-09-30
NEWMARK GROUP, INC.
filed 2021-11-09
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2021
Class A Common Stock, par value $0.01 per share	191,248,868 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties resulting from the coronavirus ("COVID-19") pandemic, including any successive waves or variants of the virus, the potential effects of the interplay between the virus and the upcoming flu season or the emergence of another pandemic, as the extent and duration of the impact on public health, including complications in the implementation of vaccination programs, effectiveness and public acceptance of vaccines, and governmental and public reactions thereto, including the adoption of vaccine mandates and of vaccine passport requirements or other documentation by governmental authorities or private operators of public spaces, the impact on the economy, the commercial real estate services industry and the global financial markets, and consumer and corporate clients and customers, including the effect on demand for commercial real estate including office space, levels of new lease activity and renewals, frequency of loan defaults and forbearance, and fluctuations in the mortgage-backed securities market;
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
•the impact of the COVID-19 pandemic, including any successive waves or variants of the virus, on our operations, including the continued ability of our executives, employees, clients and third-party service providers to perform their functions at normal levels, as well as the cybersecurity risks of remote working, and our ability to continue providing on-site commercial property management services;
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
•the integration of acquired businesses with our other businesses
•uncertainties related to integrating certain assets of Knotel, Inc. ("Knotel") and Space Management
(DBA “Deskeo”)as we build out our international flexible office business;
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
•market volatility as a result of the effects of COVID-19 or other market conditions, which may not be sustainable or predictable in future periods;
•our ability to grow in other geographic regions and to manage our continued overseas growth and the impact of the COVID-19 pandemic on these regions and transactions;
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
•the termination of our Knight Frank agreement and the rebranding of our current businesses from “Newmark Knight Frank” to “Newmark” or risks related to any potential dispositions of all or any portion of our existing or acquired businesses;
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
•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets, and related government stimulus packages, government ”shelter-in- place” orders and other restrictions on business and commercial activity and timing of reopening of local, national, and world economies, uncertainty regarding the nature, timing and consequences of the United Kingdom (“U.K.”)’s exit from the European Union (“EU”) following the withdrawal process, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S. - China trade relations), political and civil unrest in the U.S., including demonstrations, riots, rising tensions with law enforcement, the impact of the recent or upcoming U.S. Presidential and Congressional elections, response to governmental mandates and other restrictions related to COVID-19 in the U.S. or abroad, risks of illness of governmental officials, political and labor unrest in France, Hong Kong, China and other jurisdictions, conflict in the Middle East, the impact of U.S. government shutdowns or impasses, the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents, including COVID-19;
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
•our dependence upon our key employees, our ability to build out successful succession plans, the impact of any absence due to illness or leave of any such key employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC and various other ventures and investments sponsored by Cantor;
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
•certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage, reduced availability under our Credit Facility and CF Secured Borrowing Facility, and the need for short or long-term borrowings, including from Cantor, the ability of Newmark to refinance our indebtedness, including in the credit markets, and our ability to satisfy eligibility criteria for government-sponsored loan programs and changes to interest rates and market liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support ongoing business needs on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;
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
•the effect on the markets for and trading prices of our Class A common stock due to COVID-19 and other market factors, as well as on various offerings and other transactions, including offerings of Class A common stock and convertible or exchangeable debt or other securities, repurchases of shares of Class A common stock and purchases or redemptions of Newmark Holdings limited partnership interests or other equity interests in us or its subsidiaries, any exchanges by Cantor of shares of Class A common stock for shares of Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in corporate or partnership restructurings, payment of dividends on Class A common stock and distributions on limited partnership interests of Newmark Holdings and Newmark OpCo, convertible arbitrage, hedging, and other transactions engaged in by us or holders of outstanding shares, debt or other securities, share sales and stock pledge, stock loans, and other financing transactions by holders of shares or units (including by Cantor executive officers, partners, employees or others), including of shares acquired pursuant to employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of shares of our Class B common stock and other convertible securities into shares of our Class A common stock, stock pledge, stock loans, or other financing transactions, distributions of our Class A common stock by Cantor to its partners, including deferred distribution rights shares; and
•the effect of any potential conversion of BGC’s partnership into a corporation on Newmark, including but not limited to, impacts on Newmark’s employees holding BGC Holdings units and on our financial statements.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$170,752	$191,448
Restricted cash	74,453	66,951
Marketable securities	536,154	33,283
Loans held for sale, at fair value	1,200,192	1,086,805
Receivables, net	514,392	376,795
Other current assets (see Note 19)	115,228	63,790
Total current assets	2,611,171	1,819,072
Goodwill	651,695	560,332
MSRs, net	533,923	494,729
Loans, forgivable loans and other receivables from employees and partners, net	449,746	454,270
Right-of-use assets	642,825	190,469
Fixed assets, net	133,569	96,367
Other intangible assets, net	71,825	44,289
Other assets (see Note 19)	238,411	322,922
Total assets	$5,333,165	$3,982,450
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$1,184,329	$1,061,202
Accrued compensation	393,631	279,872
Accounts payable, accrued expenses and other liabilities (see Note 29)	579,966	326,548
Securities loaned	140,000	33,278
Payables to related parties	7,347	4,392
Total current liabilities	2,305,273	1,705,292
Long-term debt	544,615	680,385
Right-of-use liabilities	618,149	218,629
Other long-term liabilities (see Note 29)	218,516	436,952
Total liabilities	3,686,553	3,041,258
Commitments and contingencies (see Note 31)
Redeemable partnership interests	22,890	20,045
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 190,744,565 and 167,604,348 shares issued at September 30, 2021 and December 31, 2020, respectively, and 174,407,338 and 161,175,894 shares outstanding at September 30, 2021 and December 31, 2020, respectively	1,907	1,676
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at September 30, 2021 and December 31, 2020, convertible into Class A common stock	212	212
Additional paid-in capital	482,715	351,450
Retained earnings	932,268	342,764
Contingent Class A common stock	1,572	1,572
Treasury stock at cost: 16,337,227 and 5,498,228 shares of Class A common stock at September 30, 2021 and December 31, 2020, respectively	(160,599)	(40,531)
Accumulated other comprehensive loss	(2,292)	(2,094)
Total stockholders’ equity	1,255,783	655,049
Noncontrolling interests	367,939	266,098
Total equity	1,623,722	921,147
Total liabilities, redeemable partnership interests, and equity	$5,333,165	$3,982,450

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Commissions	$483,628	$197,903	$1,121,565	$639,303
Gains from mortgage banking activities/originations, net	60,029	91,192	148,683	210,686
Management services, servicing fees and other	244,469	146,829	651,729	453,583
Total revenues	788,126	435,924	1,921,977	1,303,572
Expenses:
Compensation and employee benefits	444,408	253,908	1,274,879	784,684
Equity-based compensation and allocations of net income to limited partnership units and FPUs	33,963	50,769	315,743	74,544
Total compensation and employee benefits	478,371	304,677	1,590,622	859,228
Operating, administrative and other	152,363	61,790	394,546	215,083
Fees to related parties	5,664	6,109	17,696	17,126
Depreciation and amortization	28,883	29,627	80,804	104,613
Total operating expenses	665,281	402,203	2,083,668	1,196,050
Other (loss) income, net	102,720	108,608	1,187,322	73,657
Income from operations	225,565	142,329	1,025,631	181,179
Interest expense, net	(8,498)	(9,532)	(26,034)	(28,617)
Income before income taxes and noncontrolling interests	217,067	132,797	999,597	152,562
Provision for income taxes	53,811	33,272	206,572	38,158
Consolidated net income	163,256	99,525	793,025	114,404
Less: Net income attributable to noncontrolling interests	34,707	24,176	191,627	30,563
Net income available to common stockholders	$128,549	$75,349	$601,398	$83,841
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$128,549	$72,101	$595,198	$75,703
Basic earnings per share	$0.64	$0.40	$3.14	$0.42
Basic weighted-average shares of common stock outstanding	199,413	179,501	189,317	178,527
Fully diluted earnings per share
Net income for fully diluted shares	$128,549	$103,623	$595,198	$110,422
Fully diluted earnings per share	$0.63	$0.39	$3.06	$0.42
Fully diluted weighted-average shares of common stock outstanding	205,281	266,793	194,320	265,104
(1)Includes a reduction for dividends on preferred stock or EPUs in the amount of $0.0 million and $6.2 million for the three and nine months ended September 30, 2021, respectively, and $3.2 million and $8.1 million for the three and nine months ended September 30, 2020, respectively. (see Note 1 — “Organization and Basis of Presentation”).
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated net income	$163,256	$99,525	$793,025	$114,404
Foreign currency translation adjustments	(116)	(1,135)	(321)	(3,739)
Comprehensive income, net of tax	163,140	98,390	792,704	110,665
Less: Comprehensive income attributable to noncontrolling interests, net of tax	34,707	24,176	191,627	30,563
Comprehensive income available to common stockholders	$128,433	$74,214	$601,077	$80,102

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, July 1, 2021	$1,772	$212	$506,077	$1,572	$(87,940)	$805,720	$(2,192)	$345,999	$1,571,220
Consolidated net income	—	—	—	—	—	128,549	—	34,707	163,256
Foreign currency translation adjustments	—	—	—	—	—	—	(100)	(16)	(116)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPU's, 1,008,731 units	—	—	—	—	—	—	—	—	—
Dividends to common stockholders	—	—	—	—	—	(2,001)	—	—	(2,001)
Non-controlling interest in Deskeo			—					13,464	13,464
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(1,154)	(1,154)
Grant of exchangeability, redemption and issuance of Class A common stock, 978,682 shares	135	—	(28,676)	—	—	—	—	(14,619)	(43,160)
Contributions of capital to and from Cantor for equity-based compensation	—	—	1,804	—	—	—	—	477	2,281
Repurchase of 6,307,802 shares of Class A Common Stock	—	—	—	—	(72,659)	—	—	(11,473)	(84,132)
Restricted stock units compensation	—	—	3,510	—	—	—	—	554	4,064
Balance, September 30, 2021	$1,907	$212	$482,715	$1,572	$(160,599)	$932,268	$(2,292)	$367,939	$1,623,722

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
January 1, 2021	$1,676	$212	$351,450	$1,572	$(40,531)	$342,764	$(2,094)	$266,098	$921,147
Consolidated net income	—	—	—	—	—	601,398	—	191,627	793,025
Foreign currency translation adjustments	—	—	—	—	—	—	(198)	(123)	(321)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPU's, 1,008,731 units	—	—	—	—	—	—	—	4,025	4,025
Dividends to common stockholders	—	—	—	—	—	(5,694)	—	—	(5,694)
Non-Controlling interest in Deskeo	—	—	—	—	—	—	—	13,464	13,464
Preferred dividend on EPUs	—	—	—	—	—	(6,200)	—	6,200	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	2,071	2,071
Grant of exchangeability, redemption and issuance of Class A common stock, 24,031,587 shares	231	—	102,067	—	—	—	—	60,359	162,657
Contributions of capital to and from Cantor for equity-based compensation	—	—	19,784	—	—	—	—	8,787	28,571
Repurchase of 10,800,143 shares of Class A Common Stock	—	—	—	—	(120,068)	—	—	(19,266)	(139,334)
Restricted stock units compensation	—	—	9,414	—	—	—	—	2,093	11,507
Redemption of EPU's	—	—	—	—	—	—	—	(167,396)	(167,396)
Balance, September 30, 2021	$1,907	$212	$482,715	$1,572	$(160,599)	$932,268	$(2,292)	$367,939	$1,623,722

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, July 1, 2020	$1,623	$212	$329,196	$1,050	$(34,894)	$278,130	$(2,604)	$312,099	$884,812
Consolidated net income	—	—	—	—	—	75,349	—	24,176	99,525
Foreign currency translation adjustments	—	—	—	—	—	—	(1,135)	—	(1,135)
Dividends to common stockholders	—	—	—	—	—	(1,799)	—	—	(1,799)
Preferred dividend on EPUs	—	—	—	—	—	(3,250)	—	3,250	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(6,530)	(6,530)
Grant of exchangeability, redemption and issuance of Class A common stock, 1,109,690 shares	9	—	4,525	—	—	—	—	745	5,279
Issuance and redemption of limited partnership units including contingent units	—	—	(110)	110	—	—	—	—	—
Restricted stock units compensation	—	—	2,265	—	—	—	—	1,101	3,366
Redemption of EPU's	—	—	—	—	—	—	—	(93,480)	(93,480)
Other	—	—	79	—	—	—	—	—	79
Balance, September 30, 2020	$1,632	$212	$335,955	$1,160	$(34,894)	$348,430	$(3,739)	$241,361	$890,117

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2020	$1,608	$212	$318,165	$1,461	$(34,894)	$313,112	$—	$340,961	$940,625
Consolidated net income	—	—	—	—	—	83,841	—	30,563	114,404
Foreign currency translation adjustments	—	—	—	—	—	—	(3,421)	—	(3,421)
Cumulative effect of credit loss standard adoption	—	—	—	—	—	(19,023)	—	—	(19,023)
Dividends to common stockholders	—	—	—	—	—	(21,362)	—	—	(21,362)
Preferred dividend on EPUs	—	—	—	—	—	(8,138)	—	8,138	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(44,609)	(44,609)
Grant of exchangeability, redemption and issuance of Class A common stock, 1,545,975 shares	24	—	11,188	—	—	—	—	(3,807)	7,405
Issuance and redemption of limited partnership units including contingent units	—	—	315	(301)	—	—	—	893	907
Restricted stock units compensation	—	—	5,587	—	—	—	—	2,702	8,289
Redemption of EPU's	—	—	—	—	—	—	—	(93,480)	(93,480)
Other	—	—	700	—	—	—	(318)	—	382
Balance, September 30, 2020	$1,632	$212	$335,955	$1,160	$(34,894)	$348,430	$(3,739)	$241,361	$890,117

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Dividends declared per share of common stock	$0.01	$0.01	$0.03	$0.12
Dividends declared and paid per share of common stock	$0.01	$0.01	$0.03	$0.12

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$793,025	$114,404
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on originated MSRs	(98,820)	(126,571)
Depreciation and amortization	80,804	104,613
Nasdaq earn-out recognition	(1,108,012)	(121,906)
Provision/(reversals) for/of credit losses on the financial guarantee liability	(5,226)	14,702
Provision for doubtful accounts	4,597	2,976
Equity-based compensation and allocation of net income to limited partnership units and FPUs	315,742	74,544
Employee loan amortization	53,993	50,193
Deferred tax (benefit) provision	1,084	(20)
Non-cash changes in acquisition related earnouts	973	(11,445)
Unrealized (gains) on loans held for sale	(15,810)	(27,136)
Unrealized gain on investment	(27,825)	—
Loss from an equity method investment	—	11,562
Realized (gain) loss on marketable securities	(16,472)	2,204
Unrealized gain on marketable securities	(41,485)	—
Realized loss (gains) on non-marketable investments	(2,531)	26,837
Change in valuation of derivative asset	12,183	7,110
Loan originations—loans held for sale	(5,997,086)	(8,285,891)
Loan sales—loans held for sale	5,899,509	6,990,582
Other	2,670	3,899
Consolidated net income, adjusted for non-cash and non-operating items	(148,687)	(1,169,343)
Changes in operating assets and liabilities:
Receivables, net	(135,300)	120,729
Loans, forgivable loans and other receivables from employees and partners	(49,469)	(130,037)
Right of use asset	5,318	9,956
Other assets	62,812	(9,762)
Accrued compensation	(119,304)	(98,191)
Right of use liability	(3,360)	(9,488)
Accounts payable, accrued expenses and other liabilities	64,482	(30,543)
Payables to related parties	(3,049)	(24,371)
Net cash provided by (used in) operating activities	(326,557)	(1,341,050)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(58,933)	(5,850)
Proceeds from the sale of marketable securities	495,703	34,738
Purchase of non-marketable investments	(1,500)	—
Purchases of fixed assets	(11,282)	(16,182)
Purchase of MSRs	—	(200)
Net cash (used in) provided by investing activities	423,988	12,506
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	5,997,086	8,285,891
Principal payments on warehouse facilities	(5,873,958)	(6,985,205)
Proceeds from the sale of limited partnership interests	4,025	—
Borrowing of debt	55,000	365,000
Repayment of debt	(195,000)	(75,000)
Securities loaned	106,722	(36,735)
Redemption and repurchase of limited partnership interests	(2,321)	—
Treasury stock repurchases	(139,334)	—
Earnings distributions to limited partnership interests and other noncontrolling interests	(14,370)	(81,879)
Dividends to stockholders	(5,696)	(21,362)
Payments on acquisition earn-outs	(41,329)	(3,981)
Deferred financing costs	(1,450)	(3,395)
Net cash (used in) provided by financing activities	(110,625)	1,443,334
Net increase in cash and cash equivalents and restricted cash	(13,194)	114,790
Cash and cash equivalents and restricted cash at beginning of period	258,399	221,872
Cash and cash equivalents and restricted cash at end of period	$245,205	$336,662

	Nine Months Ended September 30,
Supplemental disclosures of cash flow information:	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,157	$22,435
Taxes	$38,139	$69,460
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$511,056	$26,444

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

Acceleration of Nasdaq Earn-out
On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on September 30, 2021, included in “Other (loss) income, net” on the accompanying unaudited condensed consolidated statement of operations.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The guidance helps organizations address certain stranded income tax effects in accumulated other comprehensive income resulting from the Tax

Cuts and Jobs Act by providing an option to reclassify these stranded tax effects to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. The standard became effective for Newmark on January 1, 2019. The guidance was required to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of the new guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The guidance largely aligns the accounting for share-based payment awards issued to employees and nonemployees, whereby the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The standard became effective for Newmark on January 1, 2019. The ASU was required to be applied on a prospective basis to all new awards granted after the date of adoption. In addition, any liability-classified awards that were not settled and equity-classified awards for which a measurement date had not been established by the adoption date were remeasured at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the year of adoption. Newmark adopted this standard on its effective date. The adoption of the new guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

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

(c)    New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. Management is evaluating and planning for adoption of the new guidance, including forming a cross-functional LIBOR transition team to determine Newmark’s transition plan and facilitate an orderly transition to alternative reference rates, and continuing its assessment on the accompanying unaudited condensed consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the contribution ratio (as hereafter defined), which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of September 30, 2021, the exchange ratio equaled 0.9339.

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

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued Compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of September 30, 2021 are exchangeable for 23.7 million shares of Newmark Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the exchange ratio at that time. As of September 30, 2021, the exchange ratio equaled 0.9339.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies,” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2020. There were no significant changes made to Newmark’s significant accounting policies during the three and nine months ended September 30, 2021.

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

Financial guarantee liability:
Newmark's adoption of ASC 326 impacted the expected credit loss reserving methodology for the financial guarantee liability provided to Fannie Mae under the Delegated Underwriting and Servicing (“DUS”) Program and Freddie Mac’s Targeted Affordable Housing Program “TAH”). The expected credit loss is modeled based on Newmark's historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the financial guarantee liability of $17.9 million through beginning stockholders' equity on January 1, 2020. During the year ended December 31, 2020, there was an increase to the loss sharing liability of $11.6 million. As of December 31, 2020 the balance of the financial guarantee liabilities was $29.6 million. During the three and nine months ended September 30, 2021 there was a reduction in the CECL related provision of $1.1 million and $5.2 million, respectively. For the nine months ended September 30, 2020, there was an increase in the reserve by $32.6 million. There was no increase in reserve for the three months ended September 30, 2020. As of September 30, 2021, the balance of the financial guarantee liabilities was $24.4 million and is included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. As a result of the adoption of ASC 326. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the reserves of $4.2 million through beginning stockholder's equity on January 1, 2020. The balance of the reserve was $17.2 million and $13.4 million, respectively, as of September 30, 2021 and December 31, 2020 and is included in "Receivables, net" on the accompany consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As a result of the adoption of ASC 326, Newmark recorded a pre-tax reserve of $3.7 million through beginning stockholders' equity on January 1, 2020. As of September 30, 2021 and December 31, 2020, the balance of this reserve was $3.7 million, and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Leasing and other commissions	$231,533	$114,947	$563,311	$375,465
Capital markets commissions	252,095	82,956	558,254	263,838
Gains from mortgage banking activities/origination, net	60,029	91,192	148,683	210,686
Management services, servicing fees and other	244,469	146,829	651,729	453,583
Revenues	$788,126	$435,924	$1,921,977	$1,303,572

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

On September 6, 2021, Newmark acquired a majority stake in the start-up Space Management (DBA"Deskeo"), France's leader in flexible and serviced office space for enterprise clients. Based in Paris, France Deskeo adds over 50 locations to Newmark's international flexible office portfolio.

For the nine months ended September 30, 2021, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Purchase Price
First and second lien debt	$39,584
Debtor-in-possession financing	19,788
Assumed liability	7,868
Cash	28,494
Total	$95,734

Allocations
Cash	$21,642
Goodwill	90,844
Other intangible assets, net	34,290
Receivables, net	6,894
Fixed Assets, net	40,605
Other assets	62,708
Right-of-use Assets	457,674
Right-of-use Liabilities	(454,606)
Accrued Compensation	(2,076)
Accounts payable, accrued expenses and other liabilities	(107,122)
Unrealized gain on investment	(27,825)
Initial investment (recorded at cost)	(13,832)
Non-controlling interest	(13,463)
Total	$95,733

The total consideration for the acquisitions during the nine months ended September 30, 2021 was $95.7 million in total fair value, comprising of the extinguishment of first and second lien debt of $39.6 million, debtor-in-possession financing of $19.8 million, an assumed liability of $7.9 million, and $28.5 million in cash. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $90.8 million, of which approximately $71.6 million is deductible by Newmark for tax purposes.

These acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquisitions have been included on the accompanying unaudited condensed consolidated financial statements subsequent to the date of acquisition, which in aggregate contributed $23.8 million and $41.3 million to Newmark’s revenues for the three and nine months ended September 30, 2021, respectively. Deskeo was previously recorded as an alternative method investment on Newmark’s condensed consolidated balance sheet and amounted to $13.8 million. Pursuant to acquiring a majority interest in Deskeo and valuing its previously held non-controlling interest, Newmark recorded an unrealized gain of $27.8 million on the investment during the three and nine months ended September 30, 2021.

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

This acquisition was accounted for using the purchase method of accounting. The results of operations of the acquisition have been included on the accompanying unaudited condensed consolidated financial statements subsequent to the date of acquisition, which in aggregate contributed $1.9 million and $4.2 million to Newmark’s revenues for the three and nine months ended September 30, 2020, respectively.

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings per share:
Net income available to common stockholders (1)	$128,549	$72,101	$595,198	$75,703
Basic weighted-average shares of common stock outstanding	199,413	179,501	189,317	178,527
Basic earnings per share	$0.64	$0.40	$3.14	$0.42
(1)Includes a reduction for dividends on preferred stock or EPUs in the amount of $0.0 million and $6.2 million for the three and nine months ended September 30, 2021, respectively, and $3.2 million and $8.1 million for the three and nine months ended September 30, 2020, respectively. (see Note 1 — “Organization and Basis of Presentation”).

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fully diluted earnings per share:
Net income available to common stockholders	$128,549	$72,101	$595,198	$75,703
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	—	31,522	—	34,719
Net income for fully diluted shares	$128,549	$103,623	$595,198	$110,422
Weighted-average shares:
Common stock outstanding	199,413	179,501	189,317	178,527
Cantor units	—	—	—	—
Partnership units (1)	—	86,912	—	86,093
RSUs (Treasury stock method)	4,696	155	3,816	254
Newmark exchange shares	1,172	225	1,187	230
Fully diluted weighted-average shares of common stock outstanding	205,281	266,793	194,320	265,104
Fully diluted earnings per share	$0.63	$0.39	$3.06	$0.42
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor and BGC units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three and nine months ended September 30, 2021, 52.5 million and 73.6 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2020, 9.2 million and 6.0 million potentially dilutive securities were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the three and nine months ended September 30, 2020 included only RSUs.

(6)    Stock Transactions and Unit Redemptions

As of September 30, 2021, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares outstanding at beginning of period	179,736,458	157,811,436	161,175,894	156,265,461
Share issuances:
LPU redemption/exchange (1)	968,762	607,971	3,960,927	1,617,690
Issuance of Class A common stock for Newmark RSUs	254,735	210,718	1,498,343	746,974
Other(2)	(244,815)	—	18,572,317	—
Treasury stock repurchases	(6,307,802)	—	(10,800,143)	—
Shares outstanding at end of period	174,407,338	158,630,125	174,407,338	158,630,125
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

As of September 30, 2021 and December 31, 2020, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases
On February 17, 2021, our Board increased its authorized share repurchases of Newmark Class A Common stock and purchases of limited partnership interests in Newmark's subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three and nine months ended September 30, 2021, Newmark repurchased 6,307,802 and 10,800,143 shares of Class A common stock, respectively, at an average price of $13.44 and $13.00, respectively. As of September 30, 2021, Newmark had $315.9 million remaining from its share repurchase and unit purchase authorization.

On August 5, 2021, the Board and Audit Committee reauthorized the $400 million Newmark share repurchase and unit redemption authorization, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities (see Note 32 — "Subsequent Event").

The following table details Newmark's unit redemptions and share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares Newmark's Class A common stock. The gross unit redemptions and share repurchases of Newmark's Class A common stock during the nine months ended September 30, 2021 were as follows (in thousands except units, shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Redemptions
January 1, 2021 - March 31, 2021	—	$—
April 1, 2021 - June 30, 2021	167,894	$11.91
July 1, 2021 - September 30, 2021	—	$—
Total Redemptions	167,894	$11.91

Repurchases
January 1, 2021 - March 31, 2021	879,243	$10.58
April 1, 2021 - June 30, 2021	3,613,098	$12.81
July 1, 2021 - July 31, 2021	52,527	$13.05
August 1, 2021 - August 31, 2021	2,777,350	$13.17
September 1, 2021 - September 30, 2021	3,477,925	$13.67
Total Repurchases	10,800,143	$13.00
Total Redemptions and Repurchases	10,968,037	$12.98	$315,879

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	September 30, 2021	December 31, 2020
Balance at beginning of period:	$20,045	$21,517
Income allocation	4,826	1,740
Distributions of income	(1,215)	(1,740)
Redemptions	(642)	(1,472)
Issuance and other	(124)	—
Balance at end of period	$22,890	$20,045

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

In connection with the Nasdaq Earn-out, Newmark received 992,247 shares during each of the years ended December 31, 2020 and December 31, 2019. In accordance with the terms of the agreement, Newmark would recognize the remaining Nasdaq Earn-out of up to 6,945,729 shares of Nasdaq shares ratably over approximately the next 7 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 25, 2021 included in “Other (loss) income, net” for the nine months ended September 30, 2021 on the accompanying unaudited condensed consolidated statement of operations. As of September 30, 2021, Newmark has 2,763,825 Nasdaq shares, with a fair value of $536.2 million.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021, and retained 5,278,011 Nasdaq shares.

Newmark sold 3,458,515 and 3,709,257 of the Nasdaq shares during the three and nine months ended September 30, 2021, respectively, and 343,562 for the nine months ended September 30, 2020. Newmark did not sell any Nasdaq shares during the three months ended September 30, 2020. The gross proceeds of the Nasdaq shares sold were $460.3 million and $495.7 million for the three and nine months ended September 30, 2021, respectively, and $34.7 million for the nine months ended September 30, 2020. Newmark recorded realized gains (loss) on the mark-to-market of these securities of $11.8 million and $16.5 million for the three and nine months ended September 30, 2021, respectively, and $2.2 million for the nine months ended September 30, 2020. Newmark recorded unrealized gains (loss) on the mark-to-market of these securities of $58.1 million and $41.5 million for the three and nine months ended September 30, 2021, respectively. Newmark did not record unrealized gains (loss) on the mark-to-market of these securities for the three and nine months ended September 30, 2020. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2021 and December 31, 2020, Newmark had $536.2 million and $33.3 million, respectively, included in “Marketable securities” on the accompanying unaudited condensed consolidated balance sheets (see Note 20 — “Securities Loaned”).

On August 2, 2021, a subsidiary of Newmark, Newmark OpCo, entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with CF Secured, LLC (“CF Secured”), an affiliate of Cantor, pursuant to which Newmark may seek, from time-to-time, to execute short-term secured financing transactions. Repurchase agreements effect equity financing. The Company, under the Repurchase Agreement, may seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, under the Repurchase Agreement, and agrees to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest. Pursuant to the Repurchase Agreement, as of September 30, 2021 the Company had 953,100 Nasdaq shares pledged in the amount of $184.9 million, against which Newmark received $140.0 million. The $140.0 million amount received from CF Secured is included in "Securities Loaned" on the accompanying unaudited condensed consolidated balance sheets (see Note 20 — "Securities Loaned" and Note 27 — “Related Party Transactions”).

In October, 2021 Newmark received an additional amount of $260.0 million from CF Secured under the Repurchase Agreement. The value of the pledged securities for this additional borrowing was $365.4 million.

(8)    Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. Newmark recognized equity (loss) income of $(7.4) million and $(11.6) million for the three and nine months ended September 30, 2020. Newmark did not recognize any equity (loss) or income for the three and nine months ended September 30, 2021. Equity (loss) income are included in "Other income, net" on the accompanying unaudited condensed consolidated statements of operations. Newmark did not receive any distributions for the three and nine months ended September 30, 2021 and 2020, respectively. The carrying value of these investments were $88.3 million and $88.3 million as of September 30, 2021 and December 31, 2020, respectively, included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies (see Note 4 — “Acquisitions”).

For the nine months ended September 30, 2021, Newmark recorded gains of $2.5 million on these investments. For the nine months ended September 30, 2020, Newmark recorded an unrealized loss of $26.8 million related to these investments. Newmark did not record realized gains or losses related to these investments for the three months ended September 30, 2021 and 2020. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. The carrying value of these investments were $14.0 million and $9.9 million as of September 30, 2021 and December 31, 2020, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

(9)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of September 30, 2021 and December 31, 2020, Newmark had met all capital requirements. As of September 30, 2021, the most restrictive capital requirement was the net worth requirement of the Federal National Mortgage Association (“Fannie Mae”). Newmark exceeded the minimum requirement by $346.7 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) allow Newmark to service loans under TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of September 30, 2021 and December 31, 2020, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $0.8 million and $0.8 million as of September 30, 2021 and December 31, 2020, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	September 30, 2021	December 31, 2020
Cost Basis	$1,184,382	$1,062,511
Fair Value	1,200,192	1,086,805

As of September 30, 2021 and December 31, 2020, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie

Mae mortgage-backed securities that will be secured by the underlying loans. As of September 30, 2021 and December 31, 2020, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income on loans held for sale	$5,392	$6,806	$13,326	$18,862
Gains (loss) recognized on change in fair value on loans held for sale	9,989	1,978	15,810	27,136

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	September 30, 2021			December 31, 2020
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$14,081	$3,928	$387,914	$21,034	$2,977	$296,972
Nasdaq Forwards	—	—	—	12,822	—	174,000
Forward sale contracts	15,486	8,886	1,572,296	7,632	14,971	1,359,482
Total	$29,567	$12,814	$1,960,210	$41,488	$17,948	$1,830,454
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $(0.5) million and $0.7 million of income for the three months ended September 30, 2021 and 2020, respectively, and $1.7 million and $1.6 million of expenses for the nine months ended September 30, 2021 and 2020, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gain (loss) recognized in income for derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Derivatives not designed as hedging instruments:
Nasdaq Forwards	Other income (loss), net	$221	$(5,771)	$(12,183)	$(7,543)
Rate lock commitments	Gains (loss) from mortgage banking activities/originations, net	(8,001)	(3,951)	11,842	46,004
Rate lock commitments	Compensation and employee benefits	488	(677)	(1,689)	(1,576)
Forward sale contracts	Gains (loss) from mortgage banking activities/originations, net	13,904	16,187	6,600	(32,105)
Total		$6,612	$5,788	$4,570	$4,780

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the “Accounts payable, accrued expenses and other liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

(12)    Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability

Newmark was a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provided Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss-sharing (see Note 23 — “Financial Guarantee Liability”) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman also reimbursed Newmark for any losses incurred due to violation of underwriting and servicing agreements that occurred prior to March 9, 2012. In accordance within the terms of the CEA, Newmark paid all amounts due to the DB Entities on March 23, 2021 fulfilling the Company's obligations under the agreement. For the three and nine months ended September 30, 2021 and 2020, there were no reimbursements under the CEA.

Newmark's servicing portfolio consisted of the following loss-sharing components (in thousands):

	September 30, 2021	December 31, 2020
Total credit risk loan portfolio	$25,461,276	$24,048,754
Maximum DB Cayman credit protection	—	18,689

Maximum pre-credit enhancement loss exposure	$7,642,218	$7,172,509
Maximum DB Cayman credit protection	—	6,230
Maximum loss exposure without any form of credit protection	$7,642,218	$7,166,279
Credit enhancement receivable
As of September 30, 2021 and December 31, 2020, there were no credit enhancement receivables.

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

Contingent liability
Under the CEA, Newmark was required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25.0 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. On March 23, 2021 Newmark paid DB Cayman the entire outstanding amount. As of December 31, 2020 contingent liabilities were $12.3 million, and are included in “Accounts payable, accrued expenses and other liabilities” on the accompanying unaudited condensed consolidated balance sheets. There was no liability as of September 30, 2021.

(13)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from contracts with customers:
Leasing and other commissions	$231,533	$114,947	$563,311	$375,465
Capital markets commissions	252,095	82,956	558,254	263,838
Management services	198,537	107,439	524,518	338,106
Total	682,165	305,342	1,646,083	977,409
Other sources of revenue(1):
Gains from mortgage banking activities/originations, net	60,029	91,192	148,683	210,686
Servicing fees and other	45,932	39,390	127,211	115,477
Total	$788,126	$435,924	$1,921,977	$1,303,572
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at September 30, 2021 and December 31, 2020 was $2.1 million and $2.9 million, respectively. During the nine months ended September 30, 2021 and 2020, Newmark recognized revenue of $1.6 million and $2.3 million, respectively, that was recorded as deferred revenue at the beginning of the period.

(14)    Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consists of the following activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value of expected net future cash flows from servicing recognized at commitment, net	$33,642	$60,948	$88,175	$132,423
Loan originations related fees and sales premiums, net	26,387	30,244	60,508	78,263
Total	$60,029	$91,192	$148,683	$210,686

(15)     Mortgage Servicing Rights, Net

    The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Servicing Rights	2021	2020	2021	2020
Beginning Balance	$544,725	$460,473	$528,983	$432,666
Additions	28,246	53,006	98,820	126,571
Purchases from an affiliate	—	—	—	200
Amortization	(28,760)	(24,901)	(83,592)	(70,859)
Ending Balance	$544,211	$488,578	$544,211	$488,578

Valuation Allowance
Beginning Balance	$(18,319)	$(37,241)	$(34,254)	$(19,022)
Decrease (increase)	8,031	1,850	23,966	(16,369)
Ending Balance	$(10,288)	$(35,391)	$(10,288)	$(35,391)
Net Balance	$533,923	$453,187	$533,923	$453,187

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Servicing fees	$35,444	$29,432	$102,534	$84,347
Escrow interest and placement fees	1,117	876	3,168	4,995
Ancillary fees	3,533	2,060	7,352	5,584
Total	$40,094	$32,368	$113,054	$94,926

Newmark’s primary servicing portfolio at September 30, 2021 and December 31, 2020 was $68.0 billion and $66.3 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $2.1 billion and $2.3 billion at September 30, 2021 and December 31, 2020, respectively.

The estimated fair value of the MSRs at September 30, 2021 and December 31, 2020 was $585.2 million and $527.1 million, respectively.

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

The discount rates used in measuring fair value for the nine months ended September 30, 2021 and the year ended December 31, 2020 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $17.6 million and $34.3 million, respectively, at September 30, 2021 and by $14.8 million and $28.9 million, respectively, at December 31, 2020.

(16)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2020	$557,914
Acquisitions	6,294
Measurement period adjustments	(3,876)
Balance, December 31, 2020	560,332
Acquisitions	90,844
Measurement period adjustments	519
Balance, September 30, 2021	$651,695

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2020, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	September 30, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,629	(5,509)	7,120	1.8
Non-contractual customers	30,131	(12,248)	17,883	9.6
License agreements	4,981	(4,981)	—	0.0
Non-compete agreements	6,557	(3,654)	2,903	3.7
Contractual customers	27,145	(2,931)	24,214	2.6
Other	4,552	(1,587)	2,965	5.5
Total	$102,735	$(30,910)	$71,825	5.0

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	5,704	(4,519)	1,185	0.1
Non-contractual customers	30,131	(9,729)	20,402	7.2
License agreements	4,981	(4,266)	715	0.0
Non-compete agreements	6,557	(2,920)	3,637	0.6
Contractual customers	3,052	(1,584)	1,468	0.4
Other	350	(208)	142	0.0
Total	$67,515	$(23,226)	$44,289	5.5

Intangible amortization expense for the three months ended September 30, 2021 and 2020 was $2.4 million and $1.7 million, respectively, and $6.5 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

    The estimated future amortization of definite life intangible assets as of September 30, 2021 was as follows (in thousands):

2021	$2,411
2022	9,349
2023	8,989
2024	8,435
2025	7,076
Thereafter	18,825
Total	$55,085

(17)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Leasehold improvements, furniture and fixtures, and other fixed assets	$179,294	$126,428
Software, including software development costs	32,361	30,928
Computer and communications equipment	27,084	26,168
Total, cost	238,739	183,524
Accumulated depreciation and amortization	(105,170)	(87,157)
Total, net	$133,569	$96,367

Depreciation expense for the three months ended September 30, 2021 and 2020 was $6.4 million and $5.3 million, respectively, and $16.5 million and $13.6 million for the nine months ended September 30, 2021 and 2020, respectively. Newmark recorded an impairment charge of $1.1 million and $1.4 million for internally developed software for the three and nine months ended September 30, 2020, respectively. The impairment charge was included as a part of "Depreciation and amortization" on the accompanying condensed unaudited consolidated statements of operations. There is no impairment recorded for the three and nine months ended September 30, 2021.

Capitalized software development costs for the nine months ended September 30, 2021 and 2020 were $0.8 million and $2.6 million, respectively. Capitalized software development for the three months September 30, 2020 was $0.5 million. There is no capitalized software developments costs recorded for the three months ended September 30, 2021. Amortization of software development costs totaled $0.3 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $1.0 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.
(18)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from 1 to 16 years, some of which include options to extend the leases in 5 to 10 years increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply the judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of September 30, 2021.

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

Operating lease costs, which were $27.2 million and $12.6 million for the three months ended September 30, 2021 and 2020, respectively, and $60.7 million and $37.6 million for the nine months ended September 30, 2021 and 2020, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the nine months ended September 30, 2021 and 2020 included payments of $58.7 million and $36.4 million for operating lease liabilities, respectively. As of September 30, 2021 and December 31, 2020, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three and nine months ended September 30, 2021 and 2020, Newmark had short-term lease expense of $0.5 million and $0.2 million, respectively, and $1.2 million and $0.7 million respectively. For the three months ended September 30, 2021 and 2020, Newmark had sublease income of $0.1 million and $0.4 million, respectively. For the nine months ended September 30, 2021 and 2020, Newmark had sublease income of $0.6 million and $0.4 million, respectively.

The weighted-average discount rate as of September 30, 2021 and December 31, 2020 was 4.22% and 7.11% and the remaining weighted-average lease term was 7.5 years and 8.2 years, respectively.

As of September 30, 2021 and December 31, 2020, Newmark had operating lease Right-of-use assets of $642.8 million and $190.5 million, respectively, and operating lease Right-of-use liabilities of $81.2 million and $29.5 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $618.1 million and $218.6 million, respectively, recorded in “Right-of-use liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended September 30, 2021 and 2020 were $29.7 million and $12.3 million, respectively, and $62.9 million and $37.3 million for the nine months ended September 30, 2021 and 2020, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2032. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements were as follows (in thousands):

	September 30, 2021	December 31, 2020
2021	$65,475	$45,701
2022	117,374	42,072
2023	113,095	40,507
2024	107,259	37,866
2025	101,119	36,520
Thereafter	345,279	126,668
Total lease payments	849,601	329,334
Less: Interest	150,257	81,237
Present value of lease liability	$699,344	$248,097

(19)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Derivative assets	$29,567	$32,259
Prepaid expenses	44,848	18,900
Other taxes	21,563	9,204
Rent and other deposits	19,121	1,539
Other	129	1,888
Total	$115,228	$63,790

Other assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Deferred tax assets	$101,060	$187,526
Equity method investment	88,308	88,315
Debt securities	—	12,754
Non-marketable investments	13,958	9,927
Derivative assets	—	9,229
Other	35,085	15,171
Total	$238,411	$322,922

(20)    Securities Loaned

As of September 30, 2021, Newmark had Securities loaned are at contract value which approximates fair value with Cantor in the amount of $140.0 million pursuant to the Repurchase Agreement. The market value of the Securities loaned as of September 30, 2021, were $184.9 million (see Note 7 — "Marketable Securities" and Note 27 — “Related Party Transactions”). The cash collateral received from Cantor bore an interest rate of 0.95%. In October 2021, Newmark received an additional amount of $260.0 million from CF Secured under the Repurchase Agreement. The value of the pledged securities for this additional borrowing was $365.4 million.

As of December 31, 2020, Newmark had Securities loaned with Cantor of $33.3 million. The market value of the Securities loaned was $32.6 million as of December 31, 2020. The cash collateral received from Cantor bore an interest rate of 0.85% as of December 31, 2020.

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

Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at September 30, 2021	Balance at December 31, 2020	Stated Spread to One-Month LIBOR(3)	Rate Type
Warehouse facility due October 8, 2022(1)(2)	$600,000	$—	$414,236	$358,247	130 bps - 140 bps	Variable
Warehouse facility due June 15, 2022	450,000	—	418,944	292,040	130 bps -140 bps	Variable
Warehouse facility due June 15, 2022	—	300,000	—	—	130 bps	Variable
Warehouse facility due September 25, 2022	400,000	—	315,656	146,380	130 bps - 140 bps	Variable
Fannie Mae repurchase agreement, open maturity(3)	—	400,000	35,493	264,535	115 bps	Variable
Total	$1,450,000	$700,000	$1,184,329	$1,061,202
(1)The warehouse line established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month LIBOR plus 180 bps. There were no outstanding under this sublimit as of September 30, 2021.
(2)The warehouse line was temporarily increased by $300 million to $900 million for the period December 1, 2020 to February 1, 2021.
(3)The spread for the Fannie Mae repurchase line is to SOFR. The warehouse lines are to LIBOR.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of September 30, 2021 and December 31, 2020, respectively.

The borrowing rates on the warehouse facilities are based on short-term LIBOR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
6.125% Senior Notes	$544,615	$542,772
Credit Facility	—	137,613
Total	$544,615	$680,385

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

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	September 30, 2021	December 31, 2020
Principal balance	$550,000	$550,000
Less: debt issue cost	2,725	3,688
Less: debt discount	2,660	3,540
Total	$544,615	$542,772

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$8,720	$8,702	$26,146	$26,092
Debt issue cost amortization	321	321	963	963
Debt discount amortization	298	275	881	737
Total	$9,339	$9,298	$27,990	$27,792

Debt Repurchase Program
On June 16, 2020, the Newmark Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by Newmark of up to $50.0 million of Newmark’s 6.125% Senior Notes and any future debt securities issued by the Company.

As of September 30, 2021, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

Details of the Credit Facility are as follows (in thousands):

	September 30, 2021	December 31, 2020
Principal balance	$—	$140,000
Less: Debt issue cost	—	2,387
Total	$—	$137,613

As of September 30, 2021 and 2020, borrowings under the Credit Facility carried an interest rate of 1.84% and 1.91%, with a weighted-average interest rate of 0.42% and 2.53%, respectively. Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest (expense) income, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest expense	$150	$1,805	$1,341	$5,504
Debt issue cost amortization	275	275	826	737
Unused facility fee	276	63	695	203
Total	$701	$2,143	$2,862	$6,444

In July 2021, Newmark paid the $140.0 million outstanding on the Credit Facility.

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

At September 30, 2021, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $25.5 billion with a maximum potential loss of $7.6 billion. At December 31, 2020, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $24.0 billion with a maximum potential loss of approximately $7.2 billion, of which $6.2 million was covered by the Credit Enhancement Agreement (see Note 12 — “Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability”).

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts in economic conditions and local market performance. During the three and nine months ended September 30, 2021, there was an increase to the reserve by $1.1 million and decrease to the reserve by $5.2 million, respectively. For the nine months ended September 30, 2020, there was an increase in the reserve by $32.6 million. There was no increase in reserve for the three months ended September 30, 2020. A loan is considered to be delinquent once it is 60 days past due. As of September 30, 2021, there were two loans in the credit risk portfolio with an outstanding principal balance of $33.6 million, with a maximum loss exposure of $11.2 million, that was in default. If the two loans in default results in a loss event, proceeds from the liquidation of the assets are estimated to be approximately $29.9 million based on current estimates of fair value. Newmark’s share of the loss would approximate $1.7 million. As of December 31, 2020, there were four loans in the credit risk portfolio with outstanding principal balances of $53.5 million, with a maximum loss exposure of $17.8 million, that were delinquent. If all four delinquent loans resulted in a loss event, proceeds from the liquidation of the assets are estimated to be approximately $39.0 million based on estimates of fair value at December 31, 2020. Newmark's share of the loss would approximate $5.3 million.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2020	$15
Impact of adopting ASC 326	17,935
Provision for expected credit losses	11,631
Balance, December 31, 2020	29,581
Provision for expected credit losses	(5,226)
Balance, September 30, 2021	$24,355

(24)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 23 — “Financial Guarantee Liability”). As of September 30, 2021, 21% and 13% of $7.6 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2020, 21% and 14% of $7.2 billion of the maximum loss was for properties located in California and Texas, respectively.

(25)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.2 billion and $1.3 billion, as of September 30, 2021 and December 31, 2020, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$536,154	$—	$—	$536,154
Loans held for sale, at fair value	—	1,200,192	—	1,200,192
Rate lock commitments	—	—	14,081	14,081
Nasdaq Forwards	—	—	—	—
Forward sale contracts	—	—	15,486	15,486
Total	$536,154	$1,200,192	$29,567	$1,765,913
Liabilities:
Securities Loaned	$140,000	$—	$—	$140,000
Contingent consideration	—	—	15,926	15,926
Rate lock commitments	—	—	3,928	3,928
Forward sale contracts	—	—	8,886	8,886
Total	$140,000	$—	$28,740	$168,740

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$33,283	$—	$—	$33,283
Loans held for sale, at fair value	—	1,086,805	—	1,086,805
Debt securities	—	12,754	—	12,754
Rate lock commitments	—	—	21,034	21,034
Nasdaq Forwards	—	—	12,822	12,822
Forward sale contracts	—	—	7,632	7,632
Total	$33,283	$1,099,559	$41,488	$1,174,330
Liabilities:
Contingent consideration	$—	$—	$31,481	$31,481
Rate lock commitments	—	—	2,977	2,977
Forwards sale contracts	—	—	14,971	14,971
Total	$—	$—	$49,429	$49,429

There were no transfers among Level 1, Level 2 and Level 3 for the three and nine months ended September 30, 2021 and 2020.

Level 3 Financial Assets and Liabilities: Changes in Level 3 Nasdaq Forwards, rate lock commitments, forward sale contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of September 30, 2021
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$21,034	$14,081	$—	$(21,034)	$14,081	$14,081
Forward sale contracts	7,632	15,486	—	(7,632)	15,486	15,486
Nasdaq Forwards	12,822	(12,822)	—	—	—	—
Total	$41,488	$16,745	$—	$(28,666)	$29,567	$29,567

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$31,481	$724	$—	$(16,279)	$15,926	$15,926
Rate lock commitments	2,977	3,928	—	(2,977)	3,928	3,928
Forward sale contracts	14,971	8,886	—	(14,971)	8,886	8,886
Total	$49,429	$13,538	$—	$(34,227)	$28,740	$28,740

	As of December 31, 2020
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$32,035	$21,034	$—	$(32,035)	$21,034	$21,034
Forward sale contracts	14,389	7,632	—	(14,389)	7,632	7,632
Nasdaq Forwards	26,502	(13,680)	—	—	12,822	12,822
Total	$72,926	$14,986	$—	$(46,424)	$41,488	$41,488

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$45,172	$(11,063)	$2,221	$(4,849)	$31,481	$(408)
Rate lock commitments	12,124	2,977		(12,124)	2,977	2,977
Forward sale contracts	13,537	14,971		(13,537)	14,971	14,971
Total	$70,833	$6,885	$2,221	$(30,510)	$49,429	$17,540

Quantitative Information About Level 3 Fair Value Measurements
The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

September 30, 2021
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$15,926	Discount rate	0.3% - 10.4%	(1)	8.7%
			Probability of meeting earnout and contingencies	0%- 99%	(1)	79.2%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$—	$—	Implied volatility	N/A		N/A
Forward sale contracts	$15,486	$8,886	Counterparty credit risk	N/A		N/A
Rate lock commitments	$14,081	$3,928	Counterparty credit risk	N/A		N/A

December 31, 2020
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$31,481	Discount rate	0.3% - 10.4%		7.1%
			Probability of meeting earnout and contingencies	0% - 100%	(1)	93.9%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$12,822	$—	Implied volatility	42.4% - 42.6%	(2)	42.5%
Forward sale contracts	$7,632	$14,971	Counterparty credit risk	N/A		N/A
Rate lock commitments	$21,034	$2,977	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of September 30, 2021 and December 31, 2020 was based on the acquired business’ projected future financial performance, including revenues.
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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2021 and December 31, 2020, the present value of expected payments related to Newmark’s contingent consideration was $15.9 million and $31.5 million, respectively (see Note 31 — “Commitments and Contingencies”). As of September 30, 2021 and December 31, 2020, the undiscounted value of the payments, assuming that all contingencies are met, would be $29.7 million and $51.3 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $14.0 million and $9.9 million, which were included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(27)    Related Party Transactions

(a)Service Agreements
Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor. Allocated expenses were $5.7 million and $6.1 million for the three months ended September 30, 2021 and 2020, respectively, and $17.7 million and $17.1 million for the nine months ended September 30, 2021 and 2020, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of September 30, 2021 and December 31, 2020, the aggregate balance of employee loans was $449.7 million and $454.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2021 and 2020 was $17.2 million and $18.3 million, respectively, and $54.0 million and $50.2 million for the nine months ended September 30, 2021 and 2020, respectively.. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

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

In consideration for the Cantor payment, Newmark agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. In July 2020, Newmark paid $3.3 million to Cantor based on the employees’ production, satisfying this liability. As of September 30, 2021, Newmark did not have an outstanding balance to Cantor related to this transaction. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.

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

(c)Transactions with CCRE
Newmark has a referral agreement in place with CCRE, in which Newmark’s brokers are incentivized to refer business to CCRE through a revenue-share agreement. Newmark recognized $0.7 million and $0.4 million of revenue for the three months ended September 30, 2021 and 2020, respectively, and $1.7 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively in connection with this revenue-share agreement.

Newmark also has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE for the three and nine months ended September 30, 2021 and 2020, respectively.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Newmark did not have any revenues from these referrals for the three and nine months ended September 30, 2021 and 2020, respectively. Such revenues are recognized in “Gains from mortgage banking activities/originations, net” on the accompanying unaudited condensed consolidated statements of operations. These referral fees are net of the broker fees and commissions paid to CCRE.

Newmark did not purchase any primary servicing rights during the nine months ended September 30, 2021. Newmark purchased the primary servicing rights of loans originated by CCRE for $227.0 million of loans originated by CCRE for $0.2 million for the nine months ended September 30, 2020. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.9 million and $1.3 million for the three months ended September 30, 2021 and 2020, respectively, and $2.7 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively, which was included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

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

Howard W. Lutnick, Chairman

On June 28, 2021, the Compensation Committee approved the following for Howard W. Lutnick, the Company’s Chairman: (i) the exchange of 279,725 exchangeable Newmark Holdings PSUs (currently in the share count) into 263,025 shares of Newmark Class A common stock based on the current exchange ratio of 0.9403; (ii) the redemption of 193,530 exchangeable Newmark Holdings PPSUs for a cash payment of $2.5 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the Newmark Class A common stock in (i) above; (iii) the redemption of 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy and issuance of 2,736,103 shares of Newmark Class A common stock to him based upon the current exchange ratio of 0.9403; (iv) the redemption of 793,398 non-exchangeable Newmark Holdings PPSUs pursuant to Mr. Lutnick’s rights under his existing standing policy for a cash payment of $22.9 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the above Newmark Class A common stock in (iii) above; (v) the conversion of 552,482.62 non-exchangeable Newmark Holdings PSUs with the right to exchange PSUs into HDUs (“H-Rights”) into 552,482.62 non-exchangeable HDUs and redemption of such HDUs for their Capital Account, paid in the form of Nasdaq Shares; (vi) the redemption of 602,462.94 non-exchangeable PPSUs for a cash payment of $8.0 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of above Newmark Holdings HDU cash payment; (vii) the exchange of 520,380 exchangeable BGC Holdings PSUs into 520,380 shares of BGC Class A common stock; (viii) the redemption of 425,766 exchangeable BGC Holdings PPSUs for a cash payment of $2.4 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the above BGC shares in (viii); (ix) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of BGC Class A common stock; (x) the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs with H-Rights into 1,131,774 non-exchangeable BGC Holdings HDUs; (xi) the redemption of 1,018,390 non-exchangeable BGC Holdings PPSUs with rights to redeem for cash in connection with the exercise of above BGC Holdings HDUs for a cash payment of $0.3 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of above BGC Holdings HDU cash payment; and (xii) the issuance of 29,059 shares of Newmark Class A common stock.

Barry M. Gosin, Chief Executive Officer

On September 20, 2021, the Compensation Committee approved a monetization opportunity for Mr. Gosin: all of Mr. Gosin’s 2,114,546 non-exchangeable BGC Holdings PSUs were redeemed for zero and 2,114,456 shares of BGC Class A common stock were issued to Mr. Gosin.

On June 28, 2021, the Compensation Committee approved the following for Barry M. Gosin, the Company’s Chief Executive Officer: (i) the exchange of 1,531,061.84 exchangeable Newmark Holdings units (comprised of 1,438,597.37 exchangeable Newmark Holdings PSUs and 92,464.47 exchangeable Newmark Holdings APSUs) into 1,439,658 shares of Newmark Class A common stock based upon the current exchange ratio of 0.9403; (ii) the redemption of 60,753.97 exchangeable Newmark Holdings PPSUs for a cash payment of $9.2 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the Newmark shares in (i) above; (iii) the conversion of 443,871.60 non-exchangeable Newmark Holdings PSUs with H-Rights into 443,871.60 non-exchangeable Newmark Holdings HDUs, less any taxes and withholdings in excess of $5.4 million, and redemption of such HDUs for their Capital Account, paid in the form of Nasdaq Shares; (iv) the redemption of 539,080.23 non-exchangeable Newmark Holdings PPSUs for cash in connection with the delivery of the Newmark Holdings HDU cash payment in (iii) above; (v) the exchange of 3,348,706 exchangeable BGC Holdings units (comprised of 3,147,085 exchangeable BGC Holdings PSUs and 201,621 Exchangeable BGC Holdings APSUs) into 3,348,706 shares of BGC Class A common stock; (vi) the redemption of 80,891 exchangeable BGC Holdings PPSUs for a cash payment of $9.8 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the BGC shares in (v) above; (vii) the conversion of 1,592,016 non-exchangeable BGC Holdings PSUs with H-Rights to into 1,592,016 non-exchangeable BGC Holdings HDUs, less applicable taxes and withholdings in excess of the BGC Holdings PPSU value in (viii) below; (viii) the redemption of 264,985 non-exchangeable BGC Holdings PPSUs with rights to redeem for cash in connection with exercise of above BGC Holdings HDUs for a cash payment of $0.0 million, to be remitted to the applicable tax authorities in connection with the delivery of the BGC Holdings HDU cash payment in (vii) above; and (ix) the issuance of 12,500 Newmark Class A common stock.

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

Stephen M. Merkel, Chief Legal Officer

On June 28, 2021 the Compensation Committee also approved the following for Stephen M. Merkel, the Company’s Chief Legal Officer: (i) the redemption of 51,124.28 non-exchangeable Newmark Holdings PSUs and issuance of 48,072 shares of Newmark Class A common stock based upon the current exchange ratio of 0.9403; and (ii) the redemption of 46,349.87 non-exchangeable Newmark Holdings PPSUs for a cash payment of $0.5 million, to be remitted to the applicable tax authorities to the extent necessary in connection with the issuance of the shares above.

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

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of September 30, 2021 and December 31, 2020, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”).

Transactions with Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor "CF&Co"
On June 18, 2018 and September 26, 2018, Newmark entered into transactions related to the monetization of the Nasdaq shares that Newmark expects to receive in 2019 through 2022 (see Note 1 — “Organization and Basis of Presentation”). Newmark paid $4.0 million in fees for services provided by CF&Co related to these monetization transactions. These fees were recorded as a deduction from the carrying amount of the EPUs.

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

There were no receivables from related parties as of September 30, 2021 and December 31, 2020, respectively. Payables to related parties were $7.3 million and $4.4 million as of September 30, 2021 and December 31, 2020, respectively.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation”, Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 22 — “Long-Term Debt” in Newmark’s consolidated financial statements, included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2020.

On May 15 2020, BGC U.S. OpCo ("BGC") entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which was approved by the Newmark Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. In connection with the sublease, Newmark received $0.1 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. In connection with the sublease, Newmark received $0.5 million for both the nine months ended September 30, 2021 and 2021, respectively.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9339 as of September 30, 2021. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.
.
On March 31, 2021, Cantor purchased from Newmark Holdings an aggregate of (i) 273,088 exchangeable limited partnership interests for aggregate consideration of $1,105,598 as a result of the redemption of 273,088 founding partner interests, and (ii) 735,625 exchangeable limited partnership interests for aggregate consideration of $2,918,919 as a result of the exchange of 735,625 founding partner interests. Following such purchases, as of September 30, 2021 there were 217,617 founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

Special Purpose Acquisition Company

As previously reported, in April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of the Company's executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark

Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC and December 31, 2021. As of September 30, 2021 the amount outstanding on this Pre-IPO loan is $23 thousand and is included in "Related Party Payables" in our accompanying condensed consolidated unaudited balance sheets.

Newmark OpCo Borrowing facility with Cantor

On August 2, 2021, a subsidiary of Newmark, Newmark OpCo, entered into a Master Repurchase Agreement “Repurchase Agreement with CF Secured, an affiliate of Cantor, pursuant to which Newmark may seek, from time-to-time, to execute short-term secured financing transactions. Repurchase agreements effect equity financing. The Company, under the Repurchase Agreement, may seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, under the Repurchase Agreement, and agrees to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest.

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

As of September 30, 2021, the amount of shares pledge was 953,100 and the amount outstanding under this borrowing facility was $140.0 million and is included in "Securities Loaned" on the accompanying unaudited condensed consolidated balance sheets. (see Note 7 — "Marketable Securities" and Note 20 — “Securities Loaned”).

In October 2021, Newmark received an additional amount of $260.0 million from the CF Secured Repurchase Agreement. The value of the pledged securities for this additional borrowing was $365.4 million.

Referral Fees to Cantor

In September 2021, the Audit Committee approved the payment of a referral fee from Newmark to Cantor Realty Capital Advisors, L.P. (“CRCA”), a subsidiary of Cantor, in relation to CRCA’s referral to Newmark of a sale and lease back transaction for a portfolio of medical office properties. Newmark paid CRCA approximately $0.3 million for the referral of the portfolio sale. Newmark management negotiated the referral arrangement with CRCA in the ordinary course of business and the arrangement is reasonable and consistent with referral arrangements of its type between unrelated parties.

Additionally, in September 2021, the Audit Committee authorized Newmark and its subsidiaries to pay referral fees to Cantor and its subsidiaries (other than Newmark and its subsidiaries) in respect of referred business, pursuant to ordinary course arrangements in circumstances where Newmark would customarily pay referral fees to unrelated third parties and where Newmark is paying a referral fee to Cantor in an amount that is no more than the applicable percentage rate set forth in Newmark’s intra-company referral policies, as then in effect, with such fees to be at referral rates no less favorable to Newmark than would be paid to unrelated third parties.

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

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2021, Newmark had $0.2 million of unrecognized tax benefits which, if recognized, would affect the effective tax rate. As of December 31, 2020, Newmark's unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, all of which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2021, Newmark has not accrued any tax-related interest and penalties.

(29)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts payable and accrued expenses	$214,080	$97,304
Redeemable preferred partnership units	—	—
Outside broker payable	60,730	53,504
Payroll taxes payable	100,689	60,696
Corporate taxes payable	104,663	25,666
Derivative liability	12,814	17,948
Right-of-use liabilities	81,195	29,468
Credit enhancement deposit	—	25,000
Contingent consideration	5,795	16,962
Total	$579,966	$326,548

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued compensation	$90,597	$331,288
Payroll and other taxes payable	74,704	61,564
Financial guarantee liability	24,355	29,581
Deferred rent	18,729	—
Contingent consideration	10,131	14,519
Total	$218,516	$436,952

(30)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 65.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of September 30, 2021, awards with respect to 74.0 million shares have been granted and 326.0 million shares are available for future awards. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The exchange ratio is the number of shares of Newmark common stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit (the exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9339 as of September 30, 2021).

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Issuance of common stock and exchangeability expenses	$14,414	$13,243	$298,202	$21,668
Allocations of net income to limited partnership units and FPUs (1)	13,166	29,221	38,092	30,753
Limited partnership units amortization	2,323	4,901	(32,056)	12,808
RSU amortization	4,059	3,404	11,505	9,315
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$33,962	$50,769	$315,743	$74,544
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Units		BGC Units
Balance, January 1, 2020	60,800,852	(1)	56,053,701
Issued	12,569,298		1,071,612
Redeemed/exchanged units	(6,660,984)		(2,657,901)
Forfeited units/other	(82,981)		(45,410)
Balance, December 31, 2020	66,626,185		54,422,002
Issued	7,391,727		159,057
Redeemed/exchanged units	(55,677,163)		(44,363,649)
Forfeited units/other	(197,739)		(882,111)
September 30, 2021	18,143,010		9,335,299

Total exchangeable units outstanding(2):
December 31, 2020	9,906,763		24,863,107
September 30, 2021	2,511,283		1,313,439
(1)Includes the pre-IPO Newmark employees share-equivalent limited partnership units in BGC Holdings.
(2)The Limited Partnership table above also includes partnership units issued for consideration for acquisitions. As of September 30, 2021, there were 4.5 million partnership units in Newmark Holdings outstanding, of which 1.6 million units were exchangeable, and 7.7 million partnership units in BGC Holdings outstanding, of which 3.4 million were exchangeable. As of December 31, 2020, there were 5.3 million partnership units in Newmark Holdings outstanding, of which 2.0 million units were exchangeable, and 9.1 million partnership units in BGC Holdings outstanding, of which 4.5 million were exchangeable.

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

A summary of the BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees is as follows:

	Newmark Units	BGC Units
Regular units	16,590,171	9,178,951
Preferred Units	1,552,839	156,348
Balance, September 30, 2021	18,143,010	9,335,299

A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current exchange ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
BGC Units	2,324,626	34,893	13,960,614	225,725
Newmark Units	305,636	25,419	32,392,989	194,072
Total	2,630,262	60,312	46,353,603	419,797
    Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Issuance of common stock and exchangeability expenses	$14,321	$125	$302,764	$2,606

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Notional Value(1)	$108,087	$257,771
Estimated fair value of the post-termination payout(2)	$35,181	$68,682
Outstanding limited partnership units in BGC Holdings	105,969	4,873,040
Outstanding limited partnership units in BGC Holdings - unvested	—	873,822
Outstanding limited partnership units in Newmark Holdings	11,059,337	20,184,716
Outstanding limited partnership units in Newmark Holdings - unvested	6,073,713	9,778,078
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

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and seven years from the date of grant. Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Limited partnership units amortization	$2,323	$4,901	$(32,056)	$12,808

During the three and nine months ended September 30, 2021, Newmark did not grant any conversion rights to Newmark employees on outstanding limited partnership units in BGC Holdings or Newmark Holdings. During the three and nine months ended September 30, 2020, Newmark did not grant any conversion rights to Newmark employees on outstanding limited partnership units in BGC Holdings or Newmark Holdings. Granting conversion rights gives the employee the option to convert the limited units to HDUs with a capital balance within BGC Holdings or Newmark Holdings. Generally, HDUs are not considered share-equivalent limited partnership units and are not in the fully diluted share count. The grant of conversion rights to Newmark employees are as follows (in thousands):

	September 30, 2021	December 31, 2020
Notional Value	$12,836	$218,520
Estimated fair value of limited partnership units (1)	$12,558	$208,029
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.
Compensation expense related to these limited partnership units held by Newmark employees was as follows (in thousands:):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Issuance of common stock and exchangeability expenses	$93	$13,118	$(4,562)	$19,062

During the three and nine months ended September 30, 2021, Newmark employees were granted 0.8 million and 2.9 million N Units, respectively, that are excluded from the table above, since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income and remain unvested. Upon vesting, which occurs if the certain thresholds are met, the N Units are converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant in the tables above. During the three and nine months ended September 30, 2021, 4.0 million and 5.3 million N Units, respectively, vested and were converted into distribution earning limited partnership units and were therefore included in the fully diluted share count.

(b) Restricted Stock Units
    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2020	4,683,571	$7.55	$35,361	5.69	46,807	$9.97	$467	0.25
Granted	7,337,460	7.96	58,415		7,912	3.69	29
Settled units (delivered shares)	(1,151,507)	8.29	(9,549)		(45,544)	9.95	(453)
Forfeited units	(222,727)	7.78	(1,733)		(1,162)	10.64	(12)
Balance, December 31, 2020	10,646,797	$7.75	$82,494	5.69	8,013	$3.80	$31	2.17
Granted	2,390,382	9.07	21,682		—	—	—
Settled units (delivered shares)	(1,821,395)	7.50	(13,656)		(2,638)	3.69	(9)
Forfeited units	(438,302)	6.72	(2,945)		—	—	—
Balance, September 30, 2021	10,777,482	$8.13	$87,575	5.24	5,375	$3.85	$22	1.41
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
RSU amortization	$4,059	$3,404	$11,505	$9,315
As of September 30, 2021, there was $85.8 million total unrecognized compensation expense related to unvested Newmark RSUs.

See Note 27 — "Related Party Transactions" for compensation related matters for the transfer of CCRE employees to Newmark.

(31)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of September 30, 2021 and December 31, 2020, Newmark was committed to fund approximately $0.5 billion and $0.4 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for

Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions
Newmark completed acquisitions from 2015 through 2020 with contingent cash consideration of $15.6 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(32)    Subsequent Events

On November 4, 2021, Newmark declared a qualified quarterly dividend of $0.01 per share payable on December 10, 2021 to Class A and Class B common stockholders of record as of November 19, 2021. The ex-dividend date will be November 18, 2021.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2021 and 2020. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

Our growth has historically been focused in North America. In the third quarter of 2021, we ended our affiliation with Knight Frank and have accelerated our global growth plans by acquiring Deskeo, a European leader in flexible and serviced office space, and announced the addition of industry-leading international professionals in Global Corporate Services and Capital Markets. As of September 30, 2021, we had approximately 5,900 employees, including more than 1,750 revenue-generating producers in over 142 offices in more than 116 cities. In addition, Newmark has licensed its name to 11 commercial real estate providers that operate out of 18 offices in certain locations where Newmark does not have its own offices.

The discussion of our financial results reflects only the business owned by us and does not include the results for independently owned offices that use some variation of the Newmark name in their branding or marketing.

We are a leading capital markets business in the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of approximately $70.1 billion as of September 30, 2021 (of which 3.0% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans.

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

Business Environment
The commercial real estate services industry and certain of Newmark's businesses continued to be adversely impacted by the COVID-19 pandemic. The pandemic and these containment measures have had a negative impact on businesses around the world. However, during 2021, activity in the U.S. economy has picked up rapidly. As of October 27, 2021, approximately 57% of the American population has been fully vaccinated against COVID-19, and more than 66% has received at least one dose, although there is growing vaccine reluctance in the currently unvaccinated population. There are increasing cases in some populations due to different strains of the virus, including the Delta variant which appears to be more transmittable. On November 4, 2021, the Occupational Safety and Health Administration ("OSHA") set a mandate for large corporations to require COVID-19 vaccinations or weekly testing of employees. Many companies are requiring employees to come back to the office as business and the government continues to reopen both in the US and around the world.

The US economy saw a sharp contraction starting in mid-March of 2020, which triggered a dramatic decline in certain of our businesses. Although there continues to be some uncertainty around COVID-19, the measures taken by the federal and state governments and the speed and voracity of a recovery appear to be positive. Our capital markets have shown significant growth, as our investments in people have coincided with record investment sales and debt volumes. Investment sales volumes in the US were a record $450 billion for the first nine months of 2021. COVID-19 has created new opportunities in our management and consulting businesses, which continued to perform well during the third quarter of 2021 as our clients turned to Newmark for advice on their real estate portfolios, including new environmental safety requirements, managing costs associated with implementing these new standards as well as assessing facility and employee readiness as companies plan their return to offices in the wake of the pandemic. In addition, consulting fee revenues from tenant restructuring and portfolio optimization are expected to continue in the near-term. In early 2021, we hired a head of global corporate services to expand these critical offerings for occupiers as they formulate their post pandemic real estate plans.

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

Acquisitions
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

On September 6, 2021, Newmark acquired Space Management (DBA "Deskeo"), France's leader in flexible and serviced office space for enterprise clients. Based in Paris, France Deskeo adds over 50 locations to Newmark's international flexible office portfolio. Deskeo was previously shown as a non-marketable investment on Newmark's condensed consolidated balance sheet. See Note 4 — “Acquisitions” to our accompanying Condensed Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for additional information.

Debt Credit Agreements
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.94% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. Newmark used the net proceeds to repay the remaining balance of the Converted Term Loan of $133.9 million, the balance of the Intercompany Credit Agreement of $130.5 million, and a portion of the 2019 Promissory Note (as defined below). The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. As of September 30, 2021 and December 31, 2020, the carrying amount of the 6.125% Senior Notes was $544.6 million and $542.8 million, respectively.

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

On March 16, 2020, Newmark entered into a second amendment to the Credit Agreement (the “Second Amended Credit Agreement”), increasing the size of the Credit Facility to $465.0 million. The interest rate on the Amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch. As of September 30, 2021, Newmark did not have an outstanding amount on the Credit Facility. As of December 31, 2020 the carrying amount of the Credit Facility was $137.6 million.

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

As of September 30, 2021, the Company had $50.0 million remaining from its debt repurchase authorization.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The sublimit is now included within the Company’s existing $450 million warehouse facility due June 15, 2022. The advance line will provide 100% of the principal and interest advance payment at a rate of 1-month LIBOR plus 1.80% and will be collateralized by Fannie Mae's commitment to repay advances. Newmark has four Fannie Mae loans that were delinquent, with $71.7 thousand of advances outstanding as of September 30, 2021.

On November 30, 2018, Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC Partners, Inc. ("BGC") and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of September 30, 2021, the Company did not have an outstanding balance under this facility.

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

The Company intends to utilize the cash proceeds from the repurchase transaction to lower its debt costs. The Company expects to repay the cash proceeds under the repurchase transaction with proceeds of periodic sales of Nasdaq shares and from its operating cash.

The Repurchase Agreement and related initial repurchase transaction are on market terms and rates and were approved by Newmark’s Audit Committee.

In October 2021, Newmark received an additional amount of $260.0 million from CF Secured under the Repurchase Agreement. The value of the pledged securities for this additional borrowing was $365.4 million.

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

In September 2020, the SPV notified RBC of its decision to settle the second Nasdaq Forward using the Nasdaq shares the SPV received in November 2020 in exchange for the second tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq Earn-out shares. The fair value of the Nasdaq shares that Newmark received was $121.9 million. On November 30, 2020, Newmark settled the second Nasdaq Forward with 741,505 Nasdaq shares, with a fair value of $93.5 million and Newmark retained 250,742 Nasdaq shares. Newmark sold 3,458,515 and 3,709,257 of the Nasdaq shares during the three and nine months ended September 30, 2021. There were no remaining Nasdaq shares from the shares received from Nasdaq in 2020.

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

Acceleration of Nasdaq Earn-out

On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb Markets, Inc ("Tradeweb"). On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021, included in “Other (loss) income, net” for the nine months ended September 30, 2021 on the accompanying unaudited condensed consolidated statement of operations.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the third and the fourth Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021.

2021 Equity Event and Share Count Reduction

In connection with the acceleration of the Nasdaq Earn-out, on June 28, 2021, the Compensation Committee of Newmark’s Board of Directors (the "Compensation Committee") approved a plan to expedite the tax deductible exchange and redemption of a substantial number of limited partnership units held by partners of the Company (the "2021 Equity Event"). The 2021 Equity Event also accelerated certain compensation expenses resulting in $428.6 million of compensation charges in the second quarter of 2021. These partnership units were settled using a $12.50 share price. In July 2021, the Compensation Committee approved increasing to $13.01 the price to settle certain units at an incremental cost of $15.9 million, which was recorded as compensation charges in the third quarter of 2021.

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

Howard W. Lutnick, Chairman

On June 28, 2021, the Compensation Committee approved the following for Howard W. Lutnick, the Company’s Chairman: (i) the exchange of 279,725 exchangeable Newmark Holdings PSUs (currently in the share count) into 263,025 shares of Newmark Class A common stock based on the current exchange ratio of 0.9403; (ii) the redemption of 193,530 exchangeable Newmark Holdings PPSUs for a cash payment of $2.5 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the Newmark Class A common stock in (i) above; (iii) the redemption of 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy and issuance of 2,736,103 shares of Newmark Class A common stock to him based upon the current exchange ratio of 0.9403; (iv) the redemption of 793,398 non-exchangeable Newmark Holdings PPSUs pursuant to Mr. Lutnick’s rights under his existing standing policy for a cash payment of $22.9 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the above Newmark Class A common stock in (iii) above; (v) the conversion of 552,482.62 non-exchangeable Newmark Holdings PSUs with the right to exchange PSUs into HDUs (“H-Rights”) into 552,482.62 non-exchangeable HDUs and redemption of such HDUs for their capital account, paid in the form of Nasdaq shares; (vi) the redemption of 602,462.94 non-exchangeable PPSUs for a cash payment of $8.0 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of above Newmark Holdings HDU cash payment; (vii) the exchange of 520,380 exchangeable BGC Holdings PSUs into 520,380 shares of BGC Class A common stock; (viii) the redemption of 425,766 exchangeable BGC Holdings PPSUs for a cash payment of $2.4 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the above BGC shares in (viii); (ix) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of BGC Class A common stock; (x) the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs with H-Rights into 1,131,774 non-exchangeable BGC Holdings HDUs; (xi) the redemption of 1,018,390 non-exchangeable BGC Holdings PPSUs with rights to redeem for cash in connection with the exercise of above BGC Holdings HDUs for a cash payment of $8.0 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of above BGC Holdings HDU cash payment; and (xii) the issuance of 29,059 shares of Newmark Class A common stock.

Barry M. Gosin, Chief Executive Officer

On September 20, 2021, the Compensation Committee approved a monetization opportunity for Mr. Gosin: all of Mr. Gosin’s 2,114,546 non-exchangeable BGC Holdings PSUs were redeemed for zero and 2,114,456 shares of BGC Class A common stock were issued to Mr. Gosin.

On June 28, 2021, the Compensation Committee approved the following for Barry M. Gosin, the Company’s Chief Executive Officer: (i) the exchange of 1,531,061.84 exchangeable Newmark Holdings units (comprised of 1,438,597.37 exchangeable Newmark Holdings PSUs and 92,464.47 exchangeable Newmark Holdings APSUs) into 1,439,658 shares of Newmark Class A common stock based upon the current exchange ratio of 0.9403; (ii) the redemption of 60,753.97 exchangeable Newmark Holdings PPSUs for a cash payment of $9.2 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the Newmark shares in (i) above; (iii) the conversion of 443,871.60 non-exchangeable Newmark Holdings PSUs with H-Rights into 443,871.60 non-exchangeable Newmark Holdings HDUs, less any taxes and withholdings in excess of $5.4 million, and redemption of such HDUs for their Capital Account, paid in the form of Nasdaq shares; (iv) the redemption of 539,080.23 non-exchangeable Newmark Holdings PPSUs for cash in connection with the delivery of the Newmark Holdings HDU cash payment in (iii) above; (v) the exchange of 3,348,706 exchangeable BGC Holdings units (comprised of 3,147,085 exchangeable BGC Holdings PSUs and 201,621 Exchangeable BGC Holdings APSUs) into 3,348,706 shares of BGC Class A common stock; (vi) the redemption of 80,891 exchangeable BGC Holdings PPSUs for a cash payment of $9.8 million, to be remitted to the applicable tax authorities to the extent necessary for payment in connection with the delivery of the BGC shares in (v) above; (vii) the conversion of 1,592,016 non-exchangeable BGC Holdings PSUs with H-Rights to into 1,592,016 non-exchangeable BGC Holdings HDUs, less applicable taxes and withholdings in excess of the BGC Holdings PPSU value in (viii) below; (viii) the redemption of 264,985 non-exchangeable BGC Holdings PPSUs with rights to redeem for cash in connection with exercise of above BGC Holdings HDUs for a cash payment of $0.0 million, to be remitted to the applicable tax authorities in connection with the delivery of the BGC Holdings HDU cash payment in (vii) above; and (ix) the issuance of 12,500 Newmark Class A common stock.

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

Stephen M. Merkel, Chief Legal Officer

On June 28, 2021 the Compensation Committee also approved the following for Stephen M. Merkel, the Company’s Chief Legal Officer: (i) the redemption of 51,124.28 non-exchangeable Newmark Holdings PSUs and issuance of 48,072 shares of Newmark Class A common stock based upon the current exchange ratio of 0.9403; and (ii) the redemption of 46,349.87 non-exchangeable Newmark Holdings PPSUs for a cash payment of $0.5 million, to be remitted to the applicable tax authorities to the extent necessary in connection with the issuance of the shares above.

Retirement Fund Purchase

On April 27, 2021, a Keogh retirement account held by Mr. Lutnick purchased 5,154 shares of our Class A common stock from us at the closing price of our Class A common stock on that date of $10.67 per share. The transaction was approved by our Audit Committee.

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

Sublease to BGC
On May 15 2020, BGC U.S. OpCo ("BGC") entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which was approved by the Newmark Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. In connection with the sublease, Newmark received $0.1 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. In connection with the sublease, Newmark received $0.5 million for both the nine months ended September 30, 2021 and 2021, respectively.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as

Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9339 as of September 30, 2021. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.
.
On March 31, 2021, Cantor purchased from Newmark Holdings an aggregate of (i) 273,088 exchangeable limited partnership interests for aggregate consideration of $1,105,598 as a result of the redemption of 273,088 founding partner interests, and (ii) 735,625 exchangeable limited partnership interests for aggregate consideration of $2,918,919 as a result of the exchange of 735,625 founding partner interests. Following such purchases, as of September 30, 2021 there were 217,617 founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

On October 28, 2021, Cantor purchased from Newmark Holdings an aggregate of (i) 299,910 exchangeable limited partnership interests for aggregate consideration of $975,064 as a result of the redemption of 299,910 founding partner interests, and (ii) 523,284 exchangeable limited partnership interests for aggregate consideration of $1,898,363 as a result of the exchange of 523,284 founding partner interests. As of October 28, 2021 there were no founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

Special Purpose Acquisition Company
As previously reported, in April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of our executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC and December 31, 2021. As of September 30, 2021 the amount outstanding on this Pre-IPO loan is $23 thousand and is included in "Related Party Payables" in our accompanying condensed consolidated unaudited balance sheets.

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

Referral Fees to Cantor

In September 2021, the Audit Committee approved the payment of a referral fee from Newmark to Cantor Realty Capital Advisors, L.P. (“CRCA”), a subsidiary of Cantor, in relation to CRCA’s referral to Newmark of a sale and lease back transaction for a portfolio of medical office properties. Newmark paid CRCA approximately $0.3 million for the referral of the portfolio sale. Newmark management negotiated the referral arrangement with CRCA in the ordinary course of business and the arrangement is reasonable and consistent with referral arrangements of its type between unrelated parties.

Additionally, in September 2021, the Audit Committee authorized Newmark and its subsidiaries to pay referral fees to Cantor and its subsidiaries (other than Newmark and its subsidiaries) in respect of referred business, pursuant to ordinary course arrangements in circumstances where Newmark would customarily pay referral fees to unrelated third parties and where Newmark is paying a referral fee to Cantor in an amount that is no more than the applicable percentage rate set forth in Newmark’s intra-company referral policies, as then in effect, with such fees to be at referral rates no less favorable to Newmark than would be paid to unrelated third parties.

Key Business Drivers
Key drivers for U.S. commercial real estate services companies include the overall health of the U.S. economy, institutional ownership of commercial real estate as an investible asset class, and the ability to attract and retain talent. In our capital markets business, the availability of credit and certainty of valuations to investors are key drivers. In our multifamily business, demographic and economic factors are driving increased demand for new apartments, with an estimated 4.6 million needed by 2030, according to a 2017 study commissioned by the National Multifamily Housing Council and National Apartment Association. In 2021, the National Association of Realtors said the U.S. has not constructed enough housing to keep up with population growth for many years, and that the country has a deficit of 1.1 million units in buildings with two to four units and of 2.4 million units in buildings of at least five units according to "U.S. Housing Market Needs 5.5 Million More Units, Says New Report" from the Wall Street Journal. This strong demand for new housing should continue to drive growth across our investment sales, GSE/FHA multifamily lending, mortgage brokerage, and servicing business over time.

Our GSE origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency (the “FHFA”). On November 17, 2020, the FHFA announced that the 2021 multifamily loan purchase caps for Fannie Mae and Freddie Mac were $70 billion for each GSE. The cap structure allows the GSEs to offer a combined total of no more than $140 billion in lending support to the multifamily market in 2021, as compared to the $159 billion delivered in 2020. On October 13, 2021, the FHFA announced that the 2022 multifamily loan purchase caps will be $78 billion for each GSE, for a combined total of $156 billion. The 2022 caps are based on FHFA's projections of the overall growth of the multifamily originations market. The 2021 and 2022 caps require at least 50% of the Enterprises' multifamily business to be mission-driven, affordable housing. FHFA will also require at least 25% of the GSE's 2022 multifamily business be affordable to residents at or below 60% of area median income (AMI), up from 20% in 2021. Newmark's multi-family debt origination and mortgage brokerage volumes increased 71.8% to $17.3 billion for the first nine months of 2021.

Economic Outlook in the United States
COVID-19 adversely affected the economic outlook beginning in March of 2020. Following a 3.5% contraction in 2020, the U.S. economy expanded by 2.0% annualized during the third quarter of 2021, according to a preliminary estimate from the U.S. Department of Commerce. The consensus is for U.S. gross domestic product to expand by 5.2% in 2021, 3.6% in 2022 and 2.5% in 2023, according to a recent Wall Street Journal survey of economists.

According to a preliminary report from the Bureau of Labor Statistics, the monthly average of payroll jobs increased by approximately 550,000 on a net basis during the third quarter of 2021. The unemployment rate declined to 4.8% in September 2021 from a high of 14.8 % in April of 2020, but still higher than the 4.4% from March 2020.

The ten-year Treasury yield increased by approximately 80 basis points to 1.52% as of September 30, 2021 versus the year-earlier date. Ten-year Treasury yields have remained well below their 50-year average of approximately 6.14%. On June 16, 2021, the Federal Open Market Committee (“FOMC”) decided to maintain the target range for the federal funds rate at 0 to 0.25% through the end of 2022. The committee said that it will aim to achieve inflation moderately above 2% for some time that inflation averages 2% over time and longer-term inflation expectations remain well anchored at 2%. The FOMC expects short-term rates to average approximately 0.1% through the end of 2022 and to approximately 0.6% in 2023. The FOMC also stated that it will continue to purchase at least $120 billion a month in agency mortgage-backed securities and U.S. Treasuries as part of its quantitative easing program, which should hold down long-term interest rates. Economists therefore generally expect U.S. interest rates to remain relatively low by historical standards for the foreseeable future.

Market Statistics
According to preliminary estimates from Real Capital Analytics (“RCA”), prices for commercial real estate were up by 16.1% year-over-year as of September 30, 2021. These price increases were driven by concentrated activity in certain market segments such as multifamily, life science, and industrial. RCA currently estimates that third quarter 2021 U.S. investment sales grew by approximately 151% year-on-year. In comparison, our quarterly investment sales volumes were up by 208% year-on-year.

According to an August 2021 Mortgage Bankers Association (“MBA”) forecast, originations of commercial/multifamily loans of all types are projected to increase 31% in 2021. In comparison, Newmark generated its largest-ever quarterly combined (originated and non-originated) debt volumes of $11.9 billion, which were up by 125.8% year-on-year. The Company helped its clients navigate lower GSE multifamily loan activity by placing over $4.7 billion of their multifamily debt with non-agency lenders in the quarter.

Newmark’s loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volumes increased by 1.8% in the third quarter of 2021 compared with the third quarter of 2020. The GSE multifamily volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by Newmark and its competitors by 30 to 45 days.

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

Other Income, Net
Other income, net is comprised of the gains associated with the Earn-out shares related to the Nasdaq Transaction and the movements related to the impact of any realized and unrealized cash and non-cash mark-to-market gains or losses related to the Nasdaq common shares held, and the Nasdaq Forwards. Additionally, other income includes gains (losses) on cost and equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, and the mark-to-market gains or losses on the non-marketable investments.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$231,533	29.4%	$114,947	26.4%	$563,311	29.3%	$375,465	28.8%
Capital markets	252,095	32.0	82,956	19.0	558,254	29.0	263,838	20.2
Gains from mortgage banking activities/originations, net	60,029	7.6	91,192	20.9	148,683	7.7	210,686	16.2
Management services, servicing fees and other	244,469	31.0	146,829	33.7	651,729	33.9	453,583	34.8
Total revenues	788,126	100.0	435,924	100.0	1,921,977	100.0	1,303,572	100.0
Expenses:
Compensation and employee benefits	444,408	56.4	253,908	58.2	1,274,879	66.3	784,684	60.2
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	33,963	4.3	50,769	11.6	315,743	16.4	74,544	5.7
Total compensation and employee benefits	478,371	60.7	304,677	69.9	1,590,622	82.8	859,228	65.9
Operating, administrative and other	152,363	19.3	61,790	14.2	394,546	20.5	215,083	16.5
Fees to related parties	5,664	0.7	6,109	1.4	17,696	0.9	17,126	1.3
Depreciation and amortization	28,883	3.7	29,627	6.8	80,804	4.2	104,613	8.0
Total operating expenses	665,281	84.4	402,203	92.3	2,083,668	108.4	1,196,050	91.8
Other income/(loss), net	102,720	13.0	108,608	24.9	1,187,322	61.8	73,657	5.7
Income from operations	225,565	28.6	142,329	32.6	1,025,631	53.4	181,179	13.9
Interest (expense) income, net	(8,498)	(1.1)	(9,532)	(2.2)	(26,034)	(1.4)	(28,617)	(2.2)
Income before income taxes and noncontrolling interests	217,067	27.5	132,797	30.5	999,597	52.0	152,562	11.7
Provision for income taxes	53,811	6.8	33,272	7.6	206,572	10.7	38,158	2.9
Consolidated net income	163,256	20.7	99,525	22.8	793,025	41.3	114,404	8.8
Less: Net income attributable to noncontrolling interests	34,707	4.4	24,176	5.5	191,627	10.0	30,563	2.3
Net income available to common stockholders	$128,549	16.3%	$75,349	17.3%	$601,398	31.3%	$83,841	6.4%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$14,414	1.8%	$13,243	3.0%	$298,202	15.5%	$21,668	1.7%
Allocations of net income to limited partnership units and FPUs	13,166	1.7	29,221	6.7	38,092	2.0	30,753	2.4
Limited partnership units amortization	2,323	0.3	4,901	1.1	(32,056)	(1.7)	12,808	1.0
RSU amortization	4,059	0.5	3,404	0.8	11,505	0.6	9,315	0.7
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$33,962	4.3%	$50,769	11.6%	$315,743	16.4%	$74,544	5.7%

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

Revenues

Leasing and Other Commissions
Leasing and other commission revenues increased by $116.6 million, or 101.4%, to $231.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. due to greatly increased demand across all major property types and, in particular continued strength in office, led by life science and industrial.

Capital Markets
Capital markets revenue increased by $169.1 million, or 203.9%, to $252.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Newmark’s investment sales volumes were up 207.8% to a quarterly record of $22.9 billion, and outperformed the industry, which saw U.S. sales volumes increase by approximately 151% year-on-year. On the strength of Newmark's multifamily platform, the company generated a record $11.9 billion of combined debt placement and originations which was an increase of 125.8%.

Gains from Mortgage Banking Activities/Originations, Net
Gains from mortgage banking activities, net decreased by $31.2 million, or 34.2%, to $60.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was primarily due to a $27.3 million reduction in non-cash OMSR revenues. The Company helped its clients navigate lower GSE multifamily loan activity by placing a record amount of their multifamily debt with non-agency lenders in the quarter.

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased $97.6 million, or 66.5%, to $244.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The growth was led by strong improvements from Global Corporate Services, Valuation & Advisory, and Servicing Fees, as well as the addition of Knotel, as the Company continued to invest in these recurring and predictable businesses. Included in the increase was an additional $61.1 million of pass-through revenues.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $190.5 million, or 75.0%, to $444.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase primarily resulted from variable compensation related to the $298.7 million increase in commission based revenues. Additionally, support and operational expenses increased resulting from accelerated business activity, as well as the impact of acquisitions.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $16.8 million, or 33.1% to $34.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This was due to a lower net income allocation to employee partners in the third quarter of 2021.

Operating, Administrative and Other
Operating, administrative and other expenses increased $90.6 million, or 146.6%, to $152.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to a $73.2 million increase in pass-through expenses tied to non-fee revenue growth.

Fees to Related Parties
Fees to related parties decreased by $0.4 million, or 7.3%, to $5.7 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2021 decreased by $0.7 million, or 2.5%, to $28.9 million as compared to the three months ended September 30, 2020.

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. The MSR valuation allowance decreased by $8.0 million for the three months ended September 30, 2021 as compared to a $1.9 million decrease for the three months ended September 30, 2020. Scheduled mortgage servicing rights amortization increased by $3.6 million due to growth in the mortgage servicing assets. For the three months ended September 30, 2021 and 2020, our expenses included $28.0 million and $24.4 million, respectively, of MSR scheduled amortization.

Other Income (loss), Net
Other income (loss), net was $102.7 million and $108.6 million in the three months ended September 30, 2021 and 2020, respectively.
Other income (loss), net of $102.7 million in the three months ended September 30, 2021 was primarily related due to $72.6 million of realized and unrealized gains on marketable securities and $27.8 million of non-cash gain related to the acquisition of Deskeo.

Other income (loss), net of $108.6 million in the three months ended September 30, 2020 was primarily related to $121.9 million of income related to the 2020 annual Nasdaq Earn-out, a mark-to-market loss related to the Nasdaq Forwards of $5.8 million and $7.4 million of equity losses from Real Estate LP.

Interest (Expense) Income, Net
Interest expense, net decreased by $1.0 million, or 10.8%, to $8.5 million during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 due to a lower outstanding balance on the Credit Facility.

Provision for Income Taxes
Provision for income taxes increased by $20.5 million, to $53.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. This increase was primarily driven by higher pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $10.5 million, or 43.6%, to $34.7 million for the three months ended September 30, 2021.

Nine Months Ended September 30, 2021 compared to nine months ended September 30, 2020

Revenues

Leasing and Other Commissions
Leasing and other commission revenues increased by $187.8 million, or 50.0%, to $563.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, due to greatly increased demand across all major property types and, in particular, continued strength in office, led by life science, and industrial.

Capital Markets
Capital markets revenue increased by $294.4 million, or 111.6%, to $558.3 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Newmark's overall notional volumes from investment sales, mortgage brokerage, and multifamily originations increased by 100.1% to $80.5 billion.

Gains from Mortgage Banking Activities/Originations, Net
Gains from mortgage banking activities, net decreased by $62.0 million, or 29.4%, to $148.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The decrease was primarily due to a $44.2 million decline in non-cash OMSR revenues. The Company helped its clients navigate lower GSE multifamily loan activity by placing a record amount of their multifamily debt with non-agency lenders in the nine months ended September 30, 2021.

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased $198.1 million, or 43.7%, to $651.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The growth was led by strong improvements from Global Corporate Services, Valuation & Advisory, and Servicing Fees, as well as the addition of Knotel, as the Company continued to invest in these recurring and predictable businesses. Included in the increase was a $136.6 million increase of pass-through revenues for the nine months ended September 30, 2021.

Expenses
Compensation and Employee Benefits

Compensation and employee benefits expense increased by $490.2 million, or 62.5%, to $1,274.9 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The increase in the nine months primarily resulted from variable compensation related to the $501.6 million increase in commission-based revenues and $203.8 million related to the 2021 Equity Event.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $241.2 million, or 323.6%, to $315.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 as a result of the 2021 Equity Event.

Operating, Administrative and Other
Operating, administrative and other expenses increased $179.5 million, or 83.4%, to $394.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, primarily due to increased pass-through expenses tied to non-fee revenues and higher expenses related to the resumption of normalized business activity. In addition, there was a $12.8 million acquisition related earn-out reversal recorded during the nine months ended September 30, 2020.

Fees to Related Parties
Fees to related parties increased by $0.6 million, or 3.3%, to $17.7 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2021 decreased by $23.8 million, or 22.8%, to $80.8 million as compared to the nine months ended September 30, 2020 due to lower MSR amortization.

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. The MSR valuation allowance decreased by $24.0 million for the nine months ended September 30, 2021 as compared to a $16.4 million increase for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020 our expenses included $81.8 million and $69.6 million, respectively, of MSR scheduled amortization.

Other Income (loss), Net
Other income (loss), net of $1,187.3 million in the nine months ended September 30, 2021 was primarily related to $1,167.0 million of gains from the acceleration of the Nasdaq Earn-out and realized and unrealized gains on marketable securities. Additionally, the Company recorded $27.8 million of non-cash gain related to the acquisition of Deskeo during the nine months ended September 30, 2021, partially offset by a realized loss on the Nasdaq Forward of $12.8 million.

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

Interest (Expense) Income, Net
Interest expense, net decreased by $2.6 million, or 9.0%, to $26.0 million during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due to lower outstanding debt balances.

Provision for Income Taxes
Provision for income taxes increased by $168.4 million, to $206.6 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This increase was primarily driven by higher pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $161.1 million, to $191.6 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due to higher earnings.

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

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019 (1)
Revenues:
Commissions	$483,628	369,102	$268,836	$328,645	$197,903	$173,038	$268,362	$416,728	$357,908
Gains from mortgage banking activities/originations, net	60,029	41,260	47,393	100,228	91,192	69,071	50,422	49,316	72,332
Management services, servicing fees and other	244,469	219,509	187,751	172,553	146,829	141,609	165,146	166,320	156,394
Total revenues	788,126	629,871	503,980	601,426	435,924	383,718	483,930	632,364	586,634
Expenses:
Compensation and employee benefits	444,408	541,397	289,074	362,676	253,908	230,518	300,257	354,862	341,036
Equity-based compensation and allocations of net income to limited partnership units and FPUs	33,963	267,532	14,248	56,215	50,769	10,860	12,914	148,965	56,647
Total compensation and employee benefits	478,371	808,929	303,322	418,891	304,677	241,378	313,171	503,827	397,683
Operating, administrative and other	152,363	135,008	107,175	79,322	61,790	61,012	92,281	85,918	86,297
Fees to related parties	5,664	5,782	6,250	5,447	6,109	5,205	5,812	3,990	7,088
Depreciation and amortization	28,883	30,868	21,053	36,580	29,627	28,946	46,039	32,634	36,781
Total operating expenses	665,281	980,587	437,800	540,240	402,203	336,541	457,303	626,369	527,849
Other income (loss), net	102,720	1,086,812	(2,210)	(58,367)	108,608	(36,389)	1,438	(14,313)	108,711
Income (loss) from operations	225,565	736,096	63,970	2,819	142,329	10,788	28,065	(8,318)	167,496
Interest expense, net	(8,498)	(8,723)	(8,813)	(9,111)	(9,532)	(10,056)	(9,030)	(8,141)	(8,167)
Income (loss) before income taxes and noncontrolling interests	217,067	727,373	55,157	(6,292)	132,797	732	19,035	(16,459)	159,329
Provision (benefit) for income taxes	53,811	142,182	10,579	(1,165)	33,272	88	4,797	(132)	36,760
Consolidated net income (loss)	163,256	585,191	44,578	(5,127)	99,525	644	14,238	(16,327)	122,569
Less: Net income (loss) attributable to noncontrolling interests	34,707	145,447	11,473	(1,346)	24,176	330	6,056	(5,362)	33,871
Net income (loss) available to common stockholders	$128,549	$439,744	$33,105	$(3,781)	$75,349	$314	$8,182	$(10,965)	$88,698
(1)Amounts include the gains related to the Nasdaq Earn-out associated with the Nasdaq monetization transactions recorded in Other income (loss), net.

Financial Position, Liquidity and Capital Resources

Overview
The primary source of liquidity for our business is the cash flow provided by our operations and the Nasdaq shares.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities, and Nasdaq shares are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of September 30, 2021, our long-term debt consists of our 6.125% Senior Notes with a carrying amount of $544.6 million.

Financial Position
Total assets were $5.3 billion at September 30, 2021 and $4.0 billion at December 31, 2020.

Total liabilities were $3.7 billion at September 30, 2021 and $3.0 billion at December 31, 2020.

Liquidity
At September 30, 2021, we had total liquidity of $566.9 million, which consisted of $170.8 million of Cash and Cash Equivalents, and 2.8 million shares of Nasdaq common stock valued at $536.2 million, net of $140.0 million of borrowings against the Nasdaq shares. We have a $465.0 million undrawn revolving credit facility. Additionally, Newmark received an additional amount of $260.0 million from CF Secured under the Repurchase Agreement. We borrow under the repurchase agreement at a lower cost of capital other than our debt to save 40 bps. We expect to generate cash flows from operations to fund our business and to meet our short-term liquidity requirements, which we define as the next twelve months.

Managing our multifamily GSE mortgage business through the pandemic
We are a lender for Multifamily, Seniors, Healthcare, Student, and Manufactured Housing Community (MHC) assets through Fannie Mae, Freddie Mac, and FHA.
•These loans are pre-sold by us prior to the commitment of any corporate funds. We take no interest rate risk on the origination and sale of these loans.
•The pre-sold loans are funded at a 100% advance rate via bank warehouse facilities and are generally held for a period of 30-45 days prior to the consummation of a sale at an annualized carry rate of approximately 50 basis points. As of September 30, 2021, we had $1.5 billion of warehouse loan funding available through multiple banking partners.
•We also service loans for Fannie Mae, Freddie Mac, FHA, and various life insurance companies, banks, CMBS and other lenders.
•We share credit losses on a pari passu basis with Fannie Mae (weighted average loss sharing is approximately 30%) on our $25.5 billion portfolio. In the event of an actual credit loss, all losses are allocated between the two parties based on the contractual loss sharing arrangement. Although we share credit losses on our Fannie Mae DUS portfolio, we view our originated servicing portfolio to be conservative in terms of relevant credit metrics such as debt service coverage, original loan-to-value and market and borrower quality.

Following enactment of the CARES Act on March 27, 2020, Fannie Mae, Freddie Mac and Ginnie Mae announced forbearance of loan payment programs. Newmark only has advancing obligations under Fannie Mae and Ginnie Mae. Forbearance programs were amended several times thereafter, but generally allow the following:
•Forbearance of payments up to six monthly payments and then must be repaid back over a period of 24 months. To be eligible, borrowers must demonstrate a hardship directly related to COVID-19.
•While the forbearance rate remains difficult to predict, we would be required to advance up to $4.8 million for each 1% increase in the forbearance rate based on the CARES Act forbearance period.
•As of September 30, 2021, Newmark had two loans totaling $21 million in outstanding principal balance where we have $0.6 million in outstanding servicing advances.
•Newmark has a $125.0 million line of credit with Bank of America within its $450.0 million warehouse facility to fund principal and interest servicing advances during the forbearance period related to the CARES Act.
•We have a contractual right to be reimbursed in full by Fannie Mae and Ginnie Mae for all servicer advances made during the COVID-19 forbearance program.

Long-term debt
Long-term debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
6.125% Senior Notes	$544,615	$542,772
Credit Facility	—	137,613
Total	$544,615	$680,385

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

Credit Facility
On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent. The Credit Agreement was amended on February 26, 2020 to increase the size of the facility and extend the maturity date to February 26, 2023. The Amended Credit Agreement provided for a $425.0 million three-year unsecured senior revolving credit facility. The Credit Agreement was again amended on March 16, 2020 to increase the size of the facility. The Amended Credit Agreement provides for a $465.0 million three-year unsecured senior revolving credit facility. As of September 30, 2021, the carrying value of borrowings outstanding under the Amended Credit Agreement was zero. Borrowings under the Amended Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) London Interbank Offered Rate (“LIBOR”) for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base rate borrowings, both of which can be up to 0.50% higher depending upon Newmark’s credit rating. The Amended Credit Facility also provides for an unused facility fee. In July of 2021, Newmark paid down the balance of the Credit Facility in the amount of $140.0 million.

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of September 30, 2021, and December 31, 2020 there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of September 30, 2021, Newmark had $1.5 billion of committed loan funding available through three commercial banks and an uncommitted $700.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of September 30, 2021 and December 31, 2020, we had $1,184.3 million and $1,061.2 million outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$(326,557)	$(1,341,050)
Add back:
Loan originations - loans held for sale	5,997,086	8,285,891
Loan sales - loans held for sale	(5,899,509)	(6,990,582)
Unrealized gains on loans held for sale	15,810	27,136
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)(2)(3)	$(213,170)	$(18,605)
(1) Includes payments for corporate taxes in the amount of $38.1 million and $69.4 million for the nine months ended September 30, 2021 and 2020, respectively.
(2) Includes payments for new hires and producers of $11.9 million and $69.0 million for the nine months ended September 30, 2021 and 2020, respectively.
(3) Reflects $484.4 million of cash used with respect to the 2021 Equity Event. Of this amount, $203.4 million related to the 16.3 million reduction in fully diluted shares, and $280.9 million related to amounts paid on behalf of, or to partners for withholding taxes related to unit exchanges and/or redemptions, cash paid for redemption of HDUs, and other items. But for these uses of cash, net cash provided by operating activities excluding loan originations and sales would have been $156.9 million and $271.2 million, respectively, in the three and nine months ended September 30, 2021.
Cash Flows for the Nine Months Ended September 30, 2021
For the nine months ended September 30, 2021, we used $326.6 million of cash from operations. However, excluding activity from loan originations and sales cash used from operating activities for the nine months ended September 30, 2021 was $213.2 million. The $213.2 million reflects $484.4 million of cash used with respect to the 2021 Equity Event to reduce our fully diluted share count and for amounts paid on behalf of or to partners for withholding taxes related to unit exchanges and/or redemptions, cash paid for redemption of HDUs, and other items. But for these uses of cash, net cash provided by operating activities for the nine months ended September 30, 2021 would have been $271.2 million. We had consolidated net income of $793.0 million, which included a $1,108.0 million gain related to the Nasdaq earn-out recognition. The Nasdaq earn-out is reflected in cash flows from investing activities as the Nasdaq shares are sold for cash. Also included as expense in consolidated net income was $315.7 million of equity-based compensation and allocation of net income to limited partnership units and FPUs which is a non-cash expense and approximately $203.8 million related to the 2021 Equity Event. Cash provided by investing activities was $424.0 million, primarily related to $495.7 million of proceeds from the sale of marketable securities, partially offset by $58.9 million of payments for acquisitions, net of cash acquired. Cash used in financing activities of $110.6 million primarily related to $139.3 million of treasury stock repurchases.

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

Credit Ratings
    As of September 30, 2021, our public long-term credit ratings and associated outlooks are as follows:

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

Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying unaudited condensed consolidated financial statements. As of September 30, 2021, Newmark has met all capital requirements. As of September 30, 2021, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $346.7 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of September 30, 2021 and December 31, 2020, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of September 30, 2021 and December 31, 2020, outstanding borrower advances were $0.8 million and $0.8 million, respectively, and are included in “Other assets” in our accompanying unaudited condensed consolidated balance sheets.

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

Equity
Repurchase Program
On February 17, 2021, our Board increased its authorized share repurchases of Newmark Class A Common stock and purchases of limited partnership interests in Newmark's subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three and nine months ended September 30, 2021, Newmark repurchased 6,307,802 and 10,800,143 shares of Class A common stock, respectively, at an average price of $13.44 and $13.00, respectively. As of September 30, 2021, Newmark had $315.9 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's unit redemptions and share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares Newmark's Class A common stock. The gross unit redemptions and share repurchases of Newmark's Class A common stock during the nine months ended September 30, 2021 were as follows (in thousands except units, shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Redemptions
January 1, 2021 - March 31, 2021	—	$—
April 1, 2021 - June 30, 2021	167,894	$11.91
July 1, 2021 - September 30, 2021	—	—
Total Redemptions	167,894	$11.91

Repurchases
January 1, 2021 - March 31, 2021	879,243	$10.58
April 1, 2021 - June 30, 2021	3,613,098	$12.81
July 2021	52,527	$13.05
August 2021	2,777,350	$13.17
September 2021	3,477,925	$13.67
Total Repurchases	10,800,143	$13.00
Total Redemptions and Repurchases	10,968,037	$12.98	$315,879

On August 5, 2021, the Board and Audit Committee authorized the $400.0 million Newmark share repurchase and unit redemption Authorization, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities.

Fully Diluted Share Count
Our fully diluted weighted-average share count follows (in thousands):

	September 30,
	2021	2020
Common stock outstanding(1)	199,413	179,501
Partnership units(2)	52,510	86,912
RSUs (Treasury stock method)	4,696	155
Newmark exchange shares	1,172	225
Total(3)	257,791	266,793
(1)Common stock consisted of Class A shares and Class B shares. For the nine months ended September 30, 2021, the weighted-average number of Class A shares was 178.1 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.
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
(3)For nine months ended September 30, 2021, the weighted-average share count includes 52.5 million potentially anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) share count were as follows (in thousands):

	September 30,
	2021	2020
Common stock outstanding	195,693	179,705
Partnership units	51,374	83,368
Newmark RSUs	4,698	211
Newmark exchange shares	1,167	225
Other	—	377
Total	252,932	263,886

Contingent Payments Related to Acquisitions
Newmark completed acquisitions for which there is contingent cash consideration of $15.6 million. The contingent cash liability is recorded at fair value as deferred consideration on our accompanying unaudited condensed consolidated balance sheets.

Equity Method Investments
Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of September 30, 2021, Newmark had $88.3 million in this equity method investment, which represents a 27% ownership in Real Estate LP.

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

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2021, we have issued 995,993 million shares of our Class A common stock under this registration statement.

As of September 30, 2021 and December 31, 2020, Newmark was committed to fund approximately $0.5 billion and $0.4 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of September 30, 2021 and December 31, 2020, the aggregate balance of employee loans, net of reserve, was $449.7 million and $454.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three and nine months ended September 30, 2021 was $17.2 million and $54.0 million, respectively, compared with $18.3 million and $50.2 million, respectively, for the three and nine months ended September 30, 2020. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the nine months ended September 30, 2021, there was a decrease of $5.2 million in our reserves. These reserves were based on macroeconomic forecasts are critical inputs into our model and material movements in variables such as, the U.S. unemployment rate and U.S. GDP growth rate could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Traditionally, our dividend policy provided that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share. Beginning in the first quarter of 2020, and for all of the quarterly periods in 2020 and thus far in 2021, the Board reduced the quarterly dividend to $0.01 per share out of an abundance of caution in order to strengthen the Company’s balance sheet as the real estate markets faced difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. Additionally, beginning with the first quarter 2020, Newmark Holdings reduced its distributions to or on behalf of its partners. As Newmark’s financial condition has improved substantially year-over-year, and as the economy has rebounded, the Company has repurchased and/or redeemed a meaningful number of shares and/or units thus far in 2021 as part of its overall capital return policy. See Note 6 “Stock Transactions and Unit Redemptions” to our accompanying unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information.

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

We received 6,222,340 Nasdaq shares worth $1,093.9 million as of June 30, 2021. On July 2, 2021, we settled the third and fourth Nasdaq Forwards with 944,329 Nasdaq shares worth $166.0 million. In connection with the 2021 Equity Event, we used $484.4 million, of which $203.5 million was to reduce our fully diluted share count by 16.3 million. Net of these uses of proceeds, and considering the appreciation in Nasdaq's common stock price through September 30, 2021, we have retained $515.5 million related to the Accelerated Nasdaq Earn-Out.

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

Excluded Compensation-Related Items with Respect to the 2021 Equity Event under Adjusted Earnings and Adjusted EBITDA (Beginning in Third Quarter 2021, as Updated)

Newmark does not view the GAAP compensation charges related to 2021 Equity Event that were not equity-based compensation as being reflective of its ongoing operations (the "Impact of the 2021 Equity Event"). These consisted of charges relating to cash paid to independent contractors for their withholding taxes and the cash redemption of HDUs. These were recorded as expenses based on Newmark's previous non-GAAP results, but were excluded in the recast non-GAAP results beginning in the third quarter of 2021 for the following reasons:
•But for the 2021 Equity Event, the items comprising such charges would have otherwise been settled in shares and been recorded as equity-based compensation in future periods, as is the Company's normal practice. Had this occurred, such amounts would have been excluded from Adjusted Earnings and Adjusted EBITDA, and would also have resulted in higher fully diluted share counts, all else equal.
•Newmark views the fully diluted share count reduction related to the 2021 Equity Event to be economically similar to the common practice among public companies of issuing the net amount of common shares to employees for their vested stock-based compensation, selling a portion of the gross shares pay applicable withholding taxes, and separately making open market repurchases of common shares.
•There was nothing comparable to the 2021 Equity Event in 2020 and nothing similar is currently contemplated after 2021. Accordingly, the only prior period recast with respect to the 2021 Equity Event was the second quarter of 2021.
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
Due to the sale of Nasdaq’s U.S. fixed income business in the second quarter of 2021, the Nasdaq Earn-out and related Forward settlements were accelerated, less certain previously disclosed adjustments. Because these shares were originally expected to be received over a 15 year period ending in 2027, the Earn-out had been included in calculations of Adjusted Earnings and Adjusted EBITDA under Newmark's previous non-GAAP methodology. Due to the acceleration of the Earn-out and the Nasdaq Forwards, the Company now views results excluding certain items related to the Earn-out to be a better reflection of the underlying performance of Newmark’s ongoing operations. Therefore, beginning with the third quarter of 2021, other (income) losses for Adjusted Earnings and Adjusted EBITDA also excludes the impact of the below items. These items may collectively be referred to as the "Impact of Nasdaq".
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
•Other items related to the Earn-out.
Upon further consideration, Newmark's calculations of non-GAAP “Other income (loss)” will continue to include dividend income on Nasdaq shares, as these dividends contribute to cash flow and are generally correlated to Newmark's interest expense on short term borrowing against such shares. All other things being equal, as Newmark sells Nasdaq shares, both its interest expense and dividend income will decline.
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
For more information regarding Adjusted Earnings, see the sections of Exhibit 99.1 to this Current Report on Form 8-K and/or the Company’s most recent financial results press release titled “Reconciliation of GAAP Income to Adjusted Earnings and GAAP Fully Diluted EPS to Post-tax Adjusted EPS”, including the related footnotes, for details about how Newmark’s non-GAAP results are reconciled to those under GAAP.
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
•Other non-cash, non-dilutive, and/or non-economic items, which may, in certain periods, include the impact of any unrealized non-cash mark-to-market gains or losses on “other income (loss)” related to the variable share forward 12 agreements with respect to Newmark’s expected receipt of the Nasdaq payments in 2021 and 2022 and the recently settled 2020 Nasdaq payment (the “Nasdaq Forwards”), as well as mark-to-market adjustments for non-marketable investments.
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

For more information regarding Adjusted EBITDA, see the section of Exhibit 99.1 to this Current Report on Form 8-K and/or the Company’s most recent financial results press release titled “Reconciliation of GAAP Income to Adjusted EBITDA”, including the related footnotes, for details about how Newmark’s non-GAAP results are reconciled to those under GAAP EPS.
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

For more information regarding liquidity, see the section of Exhibit 99.1 to this Current Report on Form 8-K and/or the Company’s most recent financial results press release titled “Liquidity Analysis”, including any related footnotes, for details about how Newmark’s non-GAAP results are reconciled to those under GAAP.

OUR ORGANIZATIONAL STRUCTURE

Current Organizational Structure
As of September 30, 2021, there were 190,744,565 shares of Newmark Class A common stock issued and 174,407,338 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of September 30, 2021, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM as of September 30, 2021, represented approximately 55.0% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of September 30, 2021, we directly held Newmark OpCo limited partnership interests consisting of approximately 54,282,311 units representing approximately 78.4% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of September 30, 2021, 4,479,386 founding/working partner interests were outstanding. These founding/working partners were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires Cantor units from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of September 30, 2021, 29,022,333 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of September 30, 2021, the exchange ratio was 0.9339.

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

The following diagram illustrates the ownership structure of Newmark as of September 30, 2021. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF SEPTEMBER 30, 2021

Cantor Fitzgerald, L.P.
Public Stockholders of Newmark Group, Inc.
Class A common stock (0.0% of economics and 0.0% of voting power of Newmark Group, Inc.)
100% Class B common stock (10.9% of economics and 55.0% of voting power)
8.5% indirect economic interest in Newmark OpCo
100% Class A common stock (89.1% of economics and 45.0% of voting power)
69.8% indirect economic interest in Newmark OpCo
Limited Partnership Interests (46.5% of economics of Newmark Holdings)
10.1% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interests (53.5% of economics of Newmark Holdings)
11.6% indirect economic interest in Newmark OpCo
Newmark Holdings
Limited Partnership Interest (78.4% of economics of Newmark OpCo)
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interest
Limited Partnership Interest (21.6% of economics of Newmark OpCo)
Newmark OpCo
Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
Minority Equity Interests
Operating Subsidiaries
Other Entities

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 89.1% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 10.9% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 74.2% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 25.2% of the voting power in Newmark.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2021 through September 30, 2021 as follows: (a) an aggregate of 3,960,927 limited partnership units granted by Newmark Holdings; (b) 10,800,143 shares of Newmark Class A common stock repurchased by us; (c) 38,856 shares of Newmark Class A common stock forfeited; (d) 1,498,343 shares of Newmark Class A common stock issued for vested restricted stock units; (e) 583,205 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 18,790,209 of such shares remaining available for issuance by us under such Registration Statement; (h) (276,081) terminated limited partnership units; (i) 18,137,416 shares of Newmark Class A common stock issued in exchange for 34,152,232 limited partnership units in relation to the Nasdaq transaction, and (j) 167,894 purchased limited partnership units.

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

Interest Rate Risk
Newmark had $544.6 million of fixed rate 6.125% Senior Notes outstanding as of September 30, 2021. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had $ — million outstanding under its Credit Facility as of September 30, 2021. The interest rate on the Credit Facility is based upon LIBOR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR. 30-day LIBOR as of September 30, 2021 and 2020 was 8 basis points and 15 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by $12.3 million based on our escrow balance as of September 30, 2021 compared to $13.3 million based on our escrow balance as of September 30, 2020. A decrease in 30-day LIBOR to zero would decrease our annual earnings by $1.0 million based on the escrow balances as of September 30, 2021 and by $2.0 million based on our escrow balances as of September 30, 2020.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by $11.8 million based on our outstanding balances as of September 30, 2021 compared to $15.1 million based on our outstanding balances as of September 30, 2020. A decrease in 30-

day LIBOR to zero would increase our annual earnings by approximately $1.0 million based on our outstanding warehouse balance as of September 30, 2021 and by $2.2 million as of September 30, 2020.

Market Risk
We have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $536.2 million and $33.3 million as of September 30, 2021 and December 31, 2020, respectively. These include shares of common stock of Nasdaq.

Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 7 — “Marketable Securities” and Note 11 — “Derivatives” to our accompanying unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information regarding these investments and related hedging activities. Each $1 change in the price of Nasdaq, will impact the value of shares held by $2.8 million based on the number of shares held as of September 30, 2021. Additionally the 2.8 million shares of Nasdaq equity we held as of September 30, 2021 are more than an average trading days volume and therefore there is additional market risk that we will not be able to liquidate this position in an orderly manner if the market for Nasdaq equity shares is under pressure.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of September 30, 2021. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: November 9, 2021