Form 10-K
period 2021-12-31
NEWMARK GROUP, INC.
filed 2022-03-01
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2021 as reported on NASDAQ, was approximately $1.9 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 23, 2022
Class A Common Stock, par value $0.01 per share	167,776,734 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K

NEWMARK GROUP, INC.
2021 FORM 10-K ANNUAL REPORT

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
•The ongoing COVID-19 pandemic has significantly disrupted and adversely affected the environment in which we and our clients and competitors operate, including the global economy, the U.S. economy, the global financial markets, and the commercial real estate services industry.
•The loss of one or more of our key executives and the development of future talent and the ability of certain key employees to devote adequate time to us are a key part of the success of our business, and failure to continue to employ and have the benefit of these executives may adversely affect our businesses and prospects. We also may be unable to attract, retain, motivate and integrate new employees to facilitate our growth strategy.
•We may be adversely affected by the transition away from LIBOR and the use of SOFR or other alternative reference rates.
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
•We may face difficulties in monetizing the Nasdaq shares without taking some discounts to the per share market price of Nasdaq common stock. Additionally, we will have the risk of fluctuations in the market price of any Nasdaq shares we hold; we may not be able enter into new hedging arrangements with respect to the Nasdaq shares on favorable terms or at all; and we may face various regulatory issues raised by receiving, holding, pledging, hedging and selling the Nasdaq shares.
• As we grow our business internationally, we will be exposed to political, economic, legal, regulatory, operational and other risks, including with respect to the outbreak of hostilities or other instability, inherent in operating in foreign countries.
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

Our Business

Newmark is a leading full-service commercial real estate services business. We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include capital markets (which includes investment sales, commercial mortgage brokerage, and the placement of debt, equity and structured finance.), agency leasing, government-sponsored enterprise (“GSE”) and Federal Housing Administration (“FHA”) multifamily lending and loan servicing, Valuation and Advisory, property management, and commercial real estate due diligence consulting and advisory services. Our occupier services and products include tenant representation leasing, Global Corporate Services (which includes real estate strategy consulting, workplace strategy and human experience consulting, program and project management, facilities management, lease administration, account management and transaction management). Our global flexible workspace platform, which operates under the names Knotel and Deskeo, is a product that is offered to owners and investors. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, and Fortune 500 and Forbes Global 2000 companies. For the year ended December 31, 2021, we generated revenues of over $2.9 billion.

We believe that our strong revenue growth and earnings growth over the last several years have resulted from the execution of our unique integrated corporate strategies:
•we provide a “one-stop-shop” platform for the benefit of our clients, offering a full suite of real estate services performed by best-in-class professionals,
•we appreciate the innovative and entrepreneurial nature of our professionals and empower them by providing infrastructure, technology and aggregated data to make them better at what they do,
•we deploy deeply embedded technology and use data-driven analytics to enable clients to better manage their real estate utilization and spend, enhancing the depth of our client relationships,
•we attract and retain market-leading professionals with the benefits of our partnership and equity-based compensation structure and high growth platform,
•we actively encourage cross-selling among our diversified business lines, and
•we continuously build out additional capabilities to capitalize on our market knowledge and client relationships

Our History

Newmark was founded in 1929 with an emphasis on New York-based investor/owner and occupier services, and developed a reputation for having talented, knowledgeable and motivated advisors/intermediaries. BGC acquired Newmark in October 2011. From that time until Newmark was spun off from BGC in December 2018, we embarked on a rapid expansion throughout North America encompassing all key business lines in the real estate services sector and including the acquisition of Berkely Point Financial LLC in 2017. We believe our rapid growth is a result of our management’s strong understanding of commercial real estate as an asset class, deep relationships with users and owners and long-term vision, our strong culture of innovation and collaboration, our ability to adapt to the evolving market and to shifts in the demand for our services, and our proven track record of attracting high-producing talent while completing accretive acquisitions and profitable hiring.

Beginning in 2006, our servicing of clients in the Asia-Pacific region, in Europe, the Middle East and Africa was facilitated through our relationship with Knight Frank. In the third quarter of 2021, we ended our affiliation with Knight Frank. While we still have the ability to utilize their platform and other partners’ platforms on a non-exclusive basis, we have accelerated our own global growth plans by acquiring Knotel, Inc. (“Knotel”) a US-based flexible office space provider with a significant European footprint, and by acquiring Space Management (DBA “Deskeo”), a European leader in flexible and serviced office space. Furthermore, we have announced the addition of industry-leading international professionals in our Global Corporate Services and our Capital Markets businesses and have hired real estate services professionals in Hong Kong and London as we establish footholds in economic centers outside of the Americas. We expect to continue to acquire and hire outside of North America as we execute on our plans to expand globally.

In certain smaller markets in which we do not maintain owned offices, we have agreements in place to operate on a collaborative and cross-referral basis with certain independently-owned offices in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. We do not derive a significant portion of our revenue from these relationships. These independently-owned offices generally use some variation of our branding in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently-owned offices, our clients have access to additional brokerage professionals with local market research capabilities as well as other commercial real estate services in locations where our business does not have a physical presence.

As of December 31, 2021, our company-owned offices, together with our business partners, operate from approximately 160 offices with over 6,200 professionals in 25 countries across four continents. We intend to continue to opportunistically expand into markets, where we believe we can profitably execute our full service and integrated business model, with a particular focus on growing our presence in key markets in Europe, the Middle East, and Asia, while continuing to opportunistically augment our presence in the Americas.

In summary, we generate revenues from commissions on leasing and capital markets transactions, mortgage origination and loan servicing fees, valuation and advisory, property and facility management fees, as well as fees related to consulting and other real estate services. Our revenues are widely diversified across service lines, geographic regions and clients, with our top 10 clients accounting for approximately 6.9% of our total revenue on a consolidated basis, and our largest client accounting for less than 1.8% of our total revenue on a consolidated basis in 2021.

The continued impact of the pandemic on our business is largely dependent on global efforts to stem the spread of COVID-19, including governmental efforts to distribute vaccines and overall vaccination rates. The evolving nature of the pandemic may continue to present challenges for us and our clients, such as those arising from inflation, supply chain disruptions and rising interest rates. Additional information about the impact of COVID-19 on our business, results of operations and human capital resources can be found elsewhere in this Annual Report on Form 10-K.
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

Real Estate Investor/Owner Services and Products

Capital Markets. We offer a broad range of real estate capital markets services, including investment sales, debt placement, fundraising and recapitalization of individual assets, portfolios and operating companies. We match capital providers with capital users. Our capital markets professionals have deep relationships with investors and capital sources of various composition, including government sponsored agencies, insurance companies, pension funds, real estate investment trusts, private funds, private investors, developers and construction firms.
Landlord Representation. We understand the nuanced needs of corporate, institutional, family and entrepreneurial property owners, and develop customized leasing strategies to help them attract and maintain the right tenants. Armed with both on-the-ground intel and comprehensive data, we help landlords find opportunities and make sound decisions. From strategic planning to property and asset management, we believe that our seamless services deliver increased revenue and enhanced value.

Valuation and Advisory. We operate a national Valuation and Advisory business, which has grown over the past six years from fewer than 30 professionals to over 570 as of December 31, 2021. Our Valuation and Advisory professionals execute projects of nearly every size and type, from single properties to large portfolios, existing and proposed facilities, and mixed-use developments across the spectrum of asset classes. Clients include banks, pension funds, equity funds, REITs, insurance companies, developers, corporations, and institutional capital sources. These institutions utilize the advisory services we provide in their loan underwriting, construction financing, portfolio analytics, feasibility determination, acquisition structures, litigation support, property tax, and financial reporting.

Property Management. We provide property management services on a contractual basis to owners and investors in office (including medical and life science in office), industrial and retail properties. Property management services include building operations and maintenance, vendor and contract negotiation, project oversight and value engineering, labor relations, property inspection/quality control, property accounting and financial reporting, cash flow analysis, financial modeling, lease administration, due diligence and exit strategies. We have an opportunity to grow our property management contracts in connection with other high-margin leasing or other capital markets contracts. These businesses also give us better insight into our clients’ overall real estate needs.

Flex Space Provider. We offer flexible office space services     across a global network of offices. We make smart, city dependent choices with buildings that serve both owners and occupiers of real estate. We are providing a bespoke solution with world class amenities in a post-COVID landscape.

Leading Commercial Real Estate Technology Platform and Capabilities
We offer innovative real estate technology solutions for both investors/owners and occupiers that enable our clients to increase efficiency and realize additional income or cost savings. Our deep and growing real estate database and commitment to providing innovative technological solutions enable us to provide our clients with value-adding technology products and data-driven advice and analytics.

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

Origination for GSEs. We originate multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. Through HUD’s MAP and LEAN Programs, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, senior housing and healthcare facilities. We are one of 23 approved lenders that participate in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program and one of 21 lenders approved as a Freddie Mac seller/servicer. As a low-risk intermediary, we originate loans guaranteed by government agencies or entities and pre-sell such loans prior to transaction closing. We have established a strong credit culture over decades of originating loans and remain committed to disciplined risk management from the initial underwriting stage through loan payoff.

Servicing. In conjunction with our origination services, we sell the loans that we originate under GSE and FHA programs and retain the servicing of those loans. The servicing portfolio (which includes certain other non-agency loans) provides a stable, predictable recurring stream of revenue to us over the life of each loan. The typical multifamily loan that we originate and service under these programs is either fixed or variable rate and includes significant prepayment penalties. These structural features generally offer prepayment protection and provide more stable, recurring fee income. Our servicing operations are rated by Fitch, S&P, and Kroll for commercial loan primary and special servicing and consist of a team of over 70 professionals dedicated to primary and special servicing and asset management. These professionals focus on financial performance and risk management to anticipate potential property, borrower or market issues. Portfolio management conducted by these professionals is not only a risk management tool, but also leads to deeper relationships with borrowers, resulting in continued interaction with borrowers over the term of the loan, and potential additional financing opportunities.

We believe that the combination of our leading multifamily investment sales, mortgage brokerage, and agency lending businesses has provided and will continue to provide substantial cross-selling opportunities.

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
•Freddie Mac. We are one of 21 Freddie Mac multifamily approved seller/servicer for conventional, affordable and seniors loans that satisfy Freddie Mac’s underwriting and other eligibility requirements. Under the program, we submit the completed loan underwriting package to Freddie Mac and obtain Freddie Mac’s commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans that we sell to Freddie Mac. Freddie Mac may choose to hold, sell or, as it does in most cases, later securitize such loans. We do not have any material risk-sharing arrangements on loans sold to Freddie Mac under the program. We also generally service loans that we originate under this Freddie Mac program.
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

We source lending opportunities by leveraging a deep network of direct borrower and brokerage professional relationships in the real estate industry from our national origination platform. We benefit from offices located throughout the United States and our $70.4 billion servicing portfolio as of December 31, 2021 (of which approximately 76%, 21% and 3%, respectively, relate to primary, limited, and special servicing), providing real time information on market performance and comparable data points. Servicing companies generally earn considerably higher fees from primary servicing (GSE and FHA loans) compared with limited and special servicing. Our primary servicing book has grown at a 10% CAGR since 2015.

Financing. We finance our loan originations under GSE programs through collateralized financing agreements in the form of warehouse loan agreements (“WHAs”) with multiple lenders with an aggregate commitment as of December 31, 2021 of $1.5 billion, an uncommitted $300.0 million warehouse line with one lender and an uncommitted $400.0 million Fannie Mae loan repurchase facility. As of December 31, 2021 and December 31, 2020, we had collateralized financing outstanding of approximately $1,050.7 million and $1,061.2 million, respectively. Collateral includes the underlying originated loans and related collateral, the commitment to purchase the loans, and credit enhancements from the applicable GSE or HUD. We typically complete the distribution of the loans we originate within 30 to 60 days of closing. Proceeds from the distribution are applied to reduce borrowings under the WHAs, thus restoring borrowing capacity for further loan originations under GSE programs.

Intercompany Referrals. We, Cantor Commercial Real Estate Company, L.P. (“CCRE”) and certain of our affiliates have entered into arrangements in respect of intercompany referrals. Pursuant to these arrangements, the parties refer to each other for customary fees, opportunities for commercial real estate loan originations to CCRE, opportunities for real estate investment sales, broker or leasing services to us and opportunities for GSE/FHA loan originations to us.

Due Diligence, Consulting and Advisory Services and Other Services. We provide commercial real estate due diligence consulting and advisory services to a variety of clients, including lenders, investment banks and investors. Our core competencies include underwriting, modeling, structuring, due diligence and asset management. We also offer clients cost-

effective and flexible staffing solutions through both on-site and off-site teams. We believe that this business line and other non-brokerage services we offer give us additional ways to cross-sell services to our clients.

Real Estate Occupier Services

Tenant Representation Leasing. We represent commercial tenants in virtually all aspects of the leasing process, including space acquisition and disposition, strategic planning, site selection, financial and market analysis, economic incentives analysis, lease negotiations, lease auditing and project management. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, negotiating lease and ownership terms with landlords and minimizing real estate costs and associated risks for clients through analyzing, structuring and negotiating business and economic incentives. Fees are typically based on a percentage of the total financial consideration of the lease commitment for executed leases and are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. We use innovative technology and data to provide tenants with an advantage in negotiating leases, which has contributed to our market share gains.

Global Corporate Services (“GCS”). GCS is our consulting and outsourcing services business that focuses on reducing occupancy expense and improving efficiency for corporate real estate occupiers, with significant, often multi-national presences. We provide beginning-to-end corporate real estate solutions for clients. GCS strives to make its clients more profitable by optimizing real estate usage, reducing overall corporate footprint, and improving workflow and human capital efficiency through large scale data analysis and our industry-leading technology.

We provide real estate strategic consulting services to our clients, including many Fortune 500 and Forbes Global 2000 companies, owner-occupiers, government agencies, as well as organizations in healthcare and higher education. We also provide enterprise asset management information consulting and technology solutions which can yield cost-savings for our GCS business’s client base Our consulting services include financial integration, asset and portfolio strategy, location strategy and optimization, workplace strategies, workflow and business process improvement, merger and acquisition integration and industrial consulting. Fees for these services are on a negotiated basis and are often part of a multi-year services agreement. Fees may be contingent on meeting certain financial or savings objectives with incentives for exceeding agreed upon targets.

We believe that GCS provides us with a unique lens into commercial real estate and offers ways to win business across multiple business lines. Whether a client currently manages its corporate real estate function in-house (insource) or has engaged an external provider (outsource), GCS aims to create value by securing accounts that are first generation outsource or by gaining outsourced market share.

For the past 13 years, the International Association of Outsourcing Professionals (“IAOP”) has named Newmark to The Best of The Global Outsourcing 100®, which identifies the world’s best outsourcing providers across all industries.

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

Our Energy and Sustainability Services team aims to help management services clients lower energy costs, increase net operating income and support responsible corporate stewardship, and include: calibration of outside air/demand control ventilation, energy procurement, EnergyStar management, enhanced air filtration & IAQ Upgrades Electrical Demand Lightning, electrical load curtailment (demand response), EV charging stations, LED lighting upgrades, LEED certification, renewable energy and utility data management and benchmarking.

Technology. GCS has upgraded and improved upon various technologies offered in the real estate industry combining our technological specialties and our creative core of development within our GCS platform.

Recurring Revenue Streams. GCS often provides a recurring revenue stream when it enters into multi-year contracts for ongoing services, such as Project and Facilities Management and Real Estate and Lease Administration over the course of the contract.

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

Real Estate and Lease Administration. We manage leases for our clients for a fee, which is generally on a per lease basis. We also perform lease audits and certain accounting functions related to the leases. Our lease administration services include critical date management, rent processing and rent payments. These services provide additional insight into a client’s real estate portfolio, which allows us to deliver significant value back to the client through the provision of additional services, such as tenant representation, project management and consulting assignments, to minimize leasing and occupancy costs. For large occupier clients, our real estate technology enables them to access and manage their complete portfolio of real estate assets. We offer clients a fully integrated user-focused technology product designed to help them efficiently manage their real estate costs and assets.

Facilities Management. We manage a broad range of properties on behalf of users of commercial real estate, including headquarters, facilities and office space, for a broad cross section of companies including Fortune 500 and Forbes Global 2000 companies. We manage the day-to-day operations and maintenance for urban and suburban commercial properties of most types, including office, industrial, data centers, healthcare, retail, call centers, urban towers, suburban campuses, and landmark buildings. Facilities management services may also include facility audits and reviews, energy management services, janitorial services, mechanical services, bill payment, maintenance, project management, and moving management. While facility management contracts are typically three to five years in duration, they may be terminated on relatively short notice periods.

Industry Trends and Opportunity

We expect the following industry and macroeconomic trends to impact our market opportunity:

Large and Highly Fragmented Market. We believe that the commercial real estate services industry is a more than $230 billion global revenue market opportunity of which a significant portion currently resides with smaller and regional companies, while a large percentage consists of real estate services that are performed in-house by owners and occupiers but could be partially or entirely outsourced. We estimate that less than 20% of the potential revenue in the global commercial real estate services market is currently serviced by the top 10 global firms (by total revenue), leaving a large opportunity for us to reach clients through superior experience and high-quality service, relative to both our larger competitors and the significant number of fragmented smaller and regional companies. We believe that clients increasingly value full service real estate service providers with comprehensive capabilities and multi-jurisdictional reach. We believe this will provide a competitive advantage for us as we have full service capabilities to service both real estate owners and occupier.

Increasing Institutional Investor Demand for Commercial Real Estate. Institutions investing in real estate often compare their returns on investments in real estate to those of alternative asset classes. Additionally, the continued low-interest rate environment (relative to long-term historical rates) around the world and appealing spreads between those rates relative to risk-adjusted total returns for commercial real estate have attracted significant additional investment from the portfolios of sovereign wealth funds, insurance companies, pension and mutual funds, high net worth investors and family offices, and other institutional investors, leading to an increased percentage of direct and indirect ownership of real-estate related assets over time. For example, Preqin estimated that there was approximately $391 billion of investable funds held by global real-estate focused institutions as of December 2021, versus $157 billion in 2010. In addition, global institutional investors’ target allocation to real estate has increased from 5.6% of their overall portfolios in 2010 to 10.7% in 2021, according to figures from Preqin Real Estate Online, Cornell University’s Baker Program in Real Estate and Hodes Weill & Associates. We expect this positive allocation trend to continue to benefit our capital markets, services, and GSE lending businesses.

Significant Levels of Commercial Mortgage Debt Outstanding and Upcoming Maturities. With $2.6 trillion in U.S. commercial mortgage debt outstanding and with approximately $2.3 trillion of maturities expected from 2022 to 2026 according to the Mortgage Bankers Association (“MBA”) and Trepp, LLC, we see opportunities in our commercial mortgage brokerage businesses and our GSE lending units. Sustained low interest rates typically stimulate our capital markets business, where demand is often dependent on attractive all-in borrowing rates versus asset yields. Demand also depends on credit accessibility and general macroeconomic trends.

Favorable Multifamily Demographics Driving Growth in GSE Lending and Multifamily Sales. Increasing sales prices for single-family homes relative to wages, delayed marriages, an aging population and immigration to the United States are among the factors increasing demand for new apartment living, as well as for single-family rental housing. We expect these factors to support continued growth for our real estate capital markets business, which provides integrated investment sales, mortgage brokerage, GSE/FHA lending, and loan servicing capabilities.

Trend Toward Outsourcing of Commercial Real Estate Services. We believe that the outsourcing of real-estate-related services has reduced both property owner and tenant costs, which has increased the profitability for those who utilize commercial real estate and spurred additional demand for property. We believe that the more than $230 billion global revenue opportunity includes a large percentage of companies and landlords that have not yet outsourced their commercial real estate functions, including many functions offered by our management services businesses. Large corporations are focused on consistency in service delivery and centralization of the real estate function and procurement to maximize cost savings and efficiencies in their real estate portfolios. This focus tends to lead them to choose full-service providers like Newmark, where customers can centralize service delivery and maximize cost savings. We expect our GCS and Property Management businesses to benefit from the continued growth of outsourcing. For those companies and landlords who do not outsource, we consult with them and offer technology solutions to facilitate self-management more efficiently. In addition, the recent global pandemic has increased demand among owners and occupiers of commercial real estate for ways to best manage their property portfolios and maximize both the safety and productivity of their workforce. Our GCS business has seen increased demand for services relevant to these client needs. We believe that our outsourcing, consulting, and technology offerings allow us to engage further with clients and position us for opportunities to provide additional services to fulfill their needs.

Our Competitive Strengths
We believe the following competitive strengths differentiate us from competitors and will help us enhance our position as a leading commercial real estate services provider:

Full-Service Capabilities. We provide a fully integrated real estate services platform to meet the needs of our clients and seek to provide beginning-to-end services to each client. These services include leasing, investment sales, mortgage brokerage, property management, facility management, multifamily GSE/FHA lending, loan servicing, advisory and consulting, appraisal, property and development services, and technology solutions. Today’s clients are focused on consistency of service delivery and centralization of the real estate function and procurement, resulting in savings and efficiencies and allowing them to focus on their core competencies. Our target clients increasingly award business to full-service commercial real estate services firms, a trend which benefits our business over a number of our competitors. Additionally, our full-service capabilities afford us an advantage when competing for business from clients who are outsourcing real estate services for the first time, as well as clients seeking best in class technology solutions. We believe that our comprehensive, top-down approach to commercial real estate services has allowed our revenue sources to become well-diversified across services and key markets throughout North America. Going forward, we expect to replicate our growth strategies as we continue our global expansion, with a focus on 8-10 key non-U.S. markets.

Proven Ability to Attract High-Quality Talent and Grow Market Share. Over the past decade, Newmark has been able to provide full-service capabilities while maintaining a manageable scale and has gained market share and risen in relevant league table standings across many business lines. We have accomplished this in part by investing in the leadership of our business lines and recruiting the top performers across our diverse business lines and geographies to our platform. We believe that we will duplicate this success over time as we further expand our presence outside the U.S.

Alignment to Investor Sentiment & Diverse Revenue Mix. We have added companies and talent to our platform that provide services in business lines, property types and geographies that align with the objectives of our clients and with the changing market for commercial real estate services. We have grown our revenues in multifamily, industrial and life sciences, driven by our clients’ desires to expand their investments and operations within these property types. Additionally, we have expanded our services through geographic diversification, growing service offerings in many markets in North America, and in other markets globally. For example, in 2021, we acquired the assets of Knotel, a leading flexible office platform with locations throughout the U.S., the U.K., France, and the rest of Europe, as well as a majority stake in Deskeo, a French leader in flexible and serviced office space for enterprise clients.

Deeply Embedded, Industry-Leading Technology. Our advanced technology differentiates us in the marketplace by harnessing the scale and scope of our data derived from billions of square feet of leased real estate. Below are some examples of our technology solutions:

•Ngage is our proprietary Valuation & Advisory technology system that improves the efficiency and effectiveness of our appraisers. We expect Ngage to aid the growth of our Valuation & Advisory business throughout the rest of the world, and also expect the underlying technology to be applicable in many of our other business lines.
•In 2019, Newmark acquired Workframe, Inc. (“Workframe”) The Workframe software tool is a workflow solution that was built to address the unique complexity of the CRE project lifecycle. Workframe further solidifies the Company’s differentiated, value-add and client-facing technology platforms and is expected to be utilized by Newmark professionals and clients to manage a high volume of concurrent projects, seamlessly engage throughout a document-

centric workflow, and unite large, geographically distributed teams, often comprised of stakeholders across multiple third-party organizations.
•Spaceful is a technology platform that helps brokers transform space tours for the digital age, saving time and strengthening tenant relationships along the way. Through an intuitive web-based software, brokers can design dynamic tour experiences. A drag-and-drop interface allows brokers to assemble elegant tour books in minutes and collaborate with colleagues and tenants throughout the tour experience. The result is a more interactive, more collaborative tour experience that benefits brokers and tenants alike.
•Ideal is Newmark's proprietary CRM system used across all business lines creating a One-Newmark experience for our customers. By fostering collaboration across Newmark, the CRM system provides valuable insights for conversion and upselling opportunities.

In addition to generating revenue from software licenses and user agreements, we believe our technology solutions encourage customers to use Newmark to execute capital markets and leasing transactions, as well as other recurring services. We believe that the customer experience through technology is becoming a key source for competitive advantage as companies look to transform how they do business. We are leading our technology effort through engineering excellence and product innovation. To improve investor, tenant and broker experiences, we will continue to develop and invest in cutting edge technologies, which we believe will help to drive our growth.

Strong and Diversified Client Relationships. We have long-standing relationships with many of the world’s largest commercial property owners, real estate developers and investors, and Fortune 500 and Forbes Global 2000 companies. We are able to provide beginning-to-end solutions for our clients through our management services offerings. This allows us to generate more recurring and predictable revenues. We generally have multi-year contracts to provide services, including repeatable transaction work, lease administration, project management, facilities management and consulting. In capital markets, we provide real estate investors and owners with property management and landlord representation during their ownership and assist them with maximizing their return on real estate investments through investment sales, debt and equity financing, lending and valuation and advisory services and real estate technology solutions. We believe that the many touch points we have with our clients gives us a competitive advantage in client-specific and overall industry knowledge, while also giving us an opportunity to cross-sell our various offerings to provide maximum value to our customers.

Strong Financial Position to Support High Growth. We generate significant earnings and strong and consistent cash flow. We have $575.9 million of liquidity and no net debt as of December 31, 2021. We expect to use our strong balance sheet and future cash flow generation to fuel our future growth. For the 12 months ended December 31, 2021, we generated revenues of over $2.9 billion. We intend to maintain a strong balance sheet and to continue to grow our market share as we accretively acquire companies, develop, and invest in technology and add top talent across our platform. With our future earnings potential and strong balance sheet, we believe we are well-positioned to invest strategically to grow our business over the long term while returning capital to shareholders.

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

Strong and Experienced Management Team. Our management team possesses deep leadership experience and subject matter expertise, benefiting both us and our clients. Our executive officers comprise a diverse set of individuals with an average of more than 30 years of industry experience. Additionally, our geographic and business line leadership teams also average more than 30 years of industry experience. Together, these leadership teams represent our flat leadership structure and robust capabilities in both corporate strategy and production expertise.

Our Differentiated Business Growth Strategy
Set forth below are the key components of our differentiated business growth strategy:

Profitably Hire Top Talent and Accretively Acquire Complementary Businesses. Building on our management team’s proven track record, our retentive compensation structure, our high-growth platform and our equity currency, we intend to opportunistically hire additional producers and acquire other firms, and services to strengthen and enhance our broad suite of offerings. We expect this growth to deepen our presence in our existing markets and expand our ability to service existing and new clients globally.

Actively Cross-Sell Services to Increase Revenue and Expand Margins. We expect the combination of our services to generate substantial revenue synergies across our platforms, increase revenues per producer and expand margins. To complement and drive future growth opportunities within our GCS business, we are leveraging our capabilities in providing innovative front-end real estate data and technology solutions to complement and cross-sell other corporate services to those clients, including leasing services, project management, facilities management and lease administration services. Furthermore, in capital markets we can leverage relationships with institutional owners of real estate to provide investment sales, debt and equity placement, origination, landlord representation and property management. In particular, the combination of our leading multifamily GSE/FHA origination business, our top two multifamily investment sales business (for the year ended December 31, 2021), and Newmark’s fast-growing commercial mortgage business has enabled us to successfully cross-sell services across our multifamily platform. We expect this to expand our more than $70 billion servicing portfolio.

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

Opportunity to Grow Domestic and Global Footprint. In 2021, less than 5% of our revenues were from international sources, while our largest, full-service, U.S.-listed competitors generated approximately 30-50% of their revenues outside the U.S., for the most recent twelve-month periods reported, excluding investment management. We believe that our successful history of acquiring businesses across the U.S. and making profitable hires across our business lines demonstrate our ability to continue to grow substantially around the globe.

Industry Recognition
As a result of our experienced management team’s ability to skillfully grow the Company, we have become a nationally recognized brand. Over the past several years, we have consistently won a number of U.S. industry awards and accolades, been ranked highly by third-party sources and significantly increased our rankings, which we believe reflects recognition of our performance and achievements. For example:
•Ranked #3 Top CRE Brokerage Firms, Commercial Property Executive, 2021;
•Ranked #2 Top Sales Firms, Commercial Property Executive, 2021;
•Ranked #2 Top Brokers of Multi-Family Properties, Real Estate Alert, 2021;
•Ranked #3 Top Office Brokers, Real Estate Alert, 2021;
•Ranked #4 Top Overall Brokers, Real Estate Alert, 2021
•Ranked #4 Top Retail Brokers, Real Estate Alert, 2021
•Ranked #5 Top Brokers of Hotels, Real Estate Alert, 2021;
•Ranked #2 Top Apartment Brokers, Real Capital Analytics, 2021;
•Ranked #4 Top Brokers by Investment Volume, Real Capital Analytics, 2021;
•Ranked #4 Top Office Brokers, Real Capital Analytics, 2021;
•Ranked #4 Top Retail Brokers, Real Capital Analytics, 2021;
•Ranked #5 Top Development Site Brokers, Real Capital Analytics, 2021;
•Ranked #6 Freddie Mac Top Optigo® Lender in 2021 by the agency; including #3 Top Optigo® Lender - Seniors Housing and in #5 Top Optigo® Lender – Conventional;
•Ranked #5 Fannie Mae Delegated Underwriting and Servicing (DUS) lender by volume in 2021 by the agency; including #2 DUS Producers for Structured Transactions and #3 DUS Producers for Seniors Housing;
•Ranked among The Global Outsourcing 100® by the International Association of Outsourcing Professionals, 2022, for the 13th consecutive year; and
•Winner of 19 REBNY Deal of the Year Awards over the past 17 Years, Real Estate Board of New York.

Clients
Our clients include a full range of real estate owners, occupiers, tenants, investors, lenders and multi-national corporations in numerous markets, including office, retail, industrial, multifamily, student housing, hotels, data center, healthcare, self-storage, land, condominium conversions, subdivisions and special use. Our clients vary greatly in size and complexity, and include for-profit and non-profit entities, governmental entities and public and private companies. For the year ended December 31, 2021, our top 10 clients, collectively, accounted for approximately 6.9% of our total revenue on a consolidated basis, and our largest client accounted for less than 1.8% of our total revenue on a consolidated basis.

Sales and Marketing
We seek to develop our brand and highlight its expansive platform while reinforcing our position as a leading commercial real estate services firm in the United States through national brand and corporate marketing, local marketing of specific business lines and targeted brokerage professional marketing efforts.

National Brand and Corporate Marketing
At a national level, we utilize media relations, industry sponsorships, social media, sales collateral and targeted advertising in trade and business publications to develop and market our brand. We believe that our emphasis on our unique capabilities enables us to demonstrate our strengths and differentiate ourselves from our competitors. Our multi-market business groups provide customized collateral, website and technology solutions designed to address specific client needs.

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

Additionally, we invest in and rely on comprehensive research to support and guide the development of real estate and investment strategy for our clients. Research plays a key role in keeping colleagues attuned to important trends and changing conditions in world markets. We disseminate this information internally and externally directly to prospective clients and the marketplace through the company website. We believe that our investments in research and technology are critical to establishing our brand as a thought leader and expert in real estate-related matters and provide a key sales and marketing differentiator.

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

Competition
We compete across a variety of business disciplines within the commercial real estate industry, including commercial property and corporate facilities management, owner-occupier, property and landlord representation, property sales, valuation, capital markets (equity and debt) solutions, GSE lending and loan servicing and development services. Each business discipline is highly competitive on a local, regional, national and global level. We also compete with other large multi-national firms that have similar service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield plc, Savills plc, and Colliers International Group, Inc. In addition, more specialized firms like Marcus & Millichap Inc., Eastdil Secured LLC and Walker & Dunlop, Inc. compete with us in certain service lines or property types. Depending on the geography, property type or service, we compete with other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our real estate management services business and have recently expanded their offerings. These competitors include companies such as Aramark, ISS A/S and ABM Industries. From time to time, we also compete with in-house corporate real estate departments, institutional lenders, insurance companies, investment banking firms, and accounting and consulting firms in various parts of our business. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms that are smaller than us, some of these competitors are more entrenched than us on a local or regional basis.

Seasonality
Due to the strong desire of many market participants to close real estate transactions prior to the end of a calendar year, our business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. For the full year ended 2021, we earned approximately 17% of our revenues in the first quarter and 34% of our revenues in the fourth quarter. Due to the lingering negative impact of the global pandemic on overall commercial real estate activity in the first quarter of 2021, this seasonality was more pronounced than in prior years. For example, the comparable figures were 25% and 32%, respectively, in 2020, and 20% and 29%, respectively, in 2019.

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

While Newmark Holdings limited partnership interests generally entitle our partners to participate in distributions of income from the operations of our business, upon leaving Newmark Holdings (or upon any other purchase of such limited partnership interests), any such partners will only be entitled to receive over time, and provided such partner does not violate certain partner obligations, an amount for their Newmark Holdings limited partnership interests that reflects such partner’s capital account or compensatory grant awards, excluding any goodwill or going concern value of our business unless Cantor, in the case of the founding partners, and we, as the general partner of Newmark Holdings, otherwise determine. Our partners will be able to receive the right to exchange their Newmark Holdings limited partnership interests for shares of our Class A common stock (if, in the case of founding partners, Cantor so determines and, in the case of working partners and limited partnership unit holders, we, as the Newmark Holdings general partner, with Cantor’s consent, determine otherwise) and thereby realize any higher value associated with our Class A common stock. We believe that employee equity ownership creates a sense of responsibility for the health and performance of our business and a strong incentive to maximize our revenues and profitability. See “-Our Organizational Structure” and “Item 1A-Risk Factors-Risks Related to Our Relationship with Cantor and Its Respective Affiliates.”

Relationship with Cantor
See “Item 1A-Risk Factors-Risks Related to Our Relationship with Cantor and Its Respective Affiliates.”

Regulation
The brokerage of real estate sales and leasing transactions, property and facilities management, conducting real estate valuation and securing debt for clients and other business lines require that we comply with regulations affecting the real estate industry and maintain licenses in the various jurisdictions in which we operate. Like other market participants that operate in numerous jurisdictions and in various business lines, we must comply with numerous regulatory regimes.

We could be required to pay fines, return commissions, have a license suspended or revoked, or be subject to other adverse action if we conduct regulated activities without a license or violate applicable rules and regulations. Licensing requirements could also impact our ability to engage in certain types of transactions, change how we conduct business or affect the cost of conducting business. We and our licensed associates may be subject to various obligations and we could become subject to claims by regulators and/or participants in real estate sales or other services claiming that we did not fulfill our obligations. This could include claims with respect to alleged conflicts of interest where we act, or are perceived to be acting, for two or more clients. While management has overseen highly regulated businesses before and expects us to comply with all applicable regulations in a satisfactory manner, no assurance can be given that it will always be the case. In addition, federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations that impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to such properties. In our role as property or facilities manager, we could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes relating to properties we currently or formerly managed. Such liability may be imposed without regard for the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these may be joint and several, meaning that one of multiple liable parties could be responsible for all costs related to a contaminated site. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property or facilities managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of regulatory compliance and potentially subject us to violations or claims by regulatory agencies or others. Additionally, under certain circumstances, failure by our brokerage professionals acting as agents for a seller or lessor to disclose environmental contamination at a property could result in liability to a buyer or lessee of an affected property.

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

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s consolidated financial statements. As of December 31, 2021, Newmark has met all capital requirements. As of December 31, 2021, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $400.5 million.

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

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2021 and 2020, outstanding borrower advances were approximately $0.9 million and $0.8 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

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

Human Capital Management

Human Capital Resources
As of December 31, 2021, our company-owned offices, together with our business partners, operate from approximately 160 offices with over 6,200 professionals in 25 countries across four continents. Within this total, full-time employees comprised 99% of the employee base and 84% are in the United States and 16% are in the rest of the word. Approximately 1,100 of those employees are fully reimbursed by clients, mainly in our property management and global corporate services businesses. We also receive support services from certain employees who also work for Cantor and its affiliates and who provide services to us pursuant to our Administrative Services Agreement with Cantor and devote some or all of their time to Newmark. As we continue to generate a higher percentage of our revenues from recurring and/or predictable businesses, we no longer plan to regularly disclose the number of brokers and revenue generating producers we employee. This is consistent with our full-service peers, who also do not disclose such figures. Generally, employees are not subject to any collective bargaining agreements, except approximately 200 employees in the United States, all of whom are fully reimbursed and for certain of our employees based in our European offices who are covered by the national, industry-wide collective bargaining agreements relevant to the countries/sectors in which they work.

Our non-U.S. headcount has grown this year due to our Knotel and Deskeo acquisitions and our India offshoring operation. We expect our international headcount to increase as we continue to expand our global operations.

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

Newmark is an organization built on strong values, employee engagement and ownership. At our core, we are committed to our employees by providing them with an opportunity to participate in our success. We believe that by cultivating a dynamic mix of people and ideas, we enrich our businesses’ performance, the experience of an increasingly diverse employee base, and our communities’ engagement.

Human Capital Measures and Objectives
We continually work to expand service offerings and geographies and seek to manage human capital resources to maximize profitability in the face of shifting client demands.

Our human capital measures and objectives include front-office employee headcount. During 2021 and into 2022, we have seen increased turnover for our back office and operational employees due to wage pressures. However, our retention rate for our brokers, salespeople, managers and other front-office personnel has remained relatively stable.

We continue to invest in the business by adding high profile and talented producers and other revenue generating professionals. In 2021, we hired approximately 144 new producers and other revenue generating professionals. Historically newly hired commercial real estate producers tend to achieve higher productivity in their second and third years with the Company although we incur related expenses immediately.

During the year, we continued our focus on alternative property types, such as life science, senior housing, medical office, self-storage and student housing, which, together with industrial and multifamily, contributed a significant percentage of transaction volume growth for Newmark in 2021 and are aligned to investor preferences. Newmark will continue to focus on the increasing the percentage of our total revenues from our recurring and/or predictable revenue businesses, such as Valuation & Advisory, Mortgage Servicing, Global Corporate Services, and Property Management. From a human capital perspective, we have made some key management hires in these areas in 2021 and expect them to be continued areas of growth in the future.

From time to time, we engage in cost-savings initiatives, including reducing the number of employees to improve margins. We are focused on driving margin expansion through the use of technology to improve our workforce’s productivity and rationalize our cost structure to drive increased efficiencies and through the use of near shoring and offshoring where appropriate. Our India offshoring operation now consists of over 300 employees with plans to grow further in 2022.

Flexible, Safe and Empowering Work Environment

In order to retain and hire additional workforce, we have increased our flexible work arrangements, where appropriate, and made compensation adjustments, established additional corporate opportunities and provided additional benefits, including 401(k) match.

We have taken significant measures to develop a safe work environment which is conducive to work in our office locations, particularly for front-office brokers and revenue generating employees, subject to applicable state and local regulatory requirements. We have established a more flexible hybrid approach in many instances for non-revenue generating roles or for roles which are not office dependent, where appropriate. We have established vaccination requirements in accordance with applicable laws, including time-off for vaccines, coverage for COVID-19 testing and enhanced sick leave.

We have implemented measures to ensure the mental health and well-being of our employees during the pandemic, including increased access to Behavioral Health and Mental Health telemedicine, expanding access to Employee Assistance Program Services and providing employees with access to preventative mental health solutions.

We continue to take significant steps to protect our employees and encourage them all to be vaccinated.

Performance-Based and Highly Retentive Compensation Structure

Virtually all of our key executives and producers have equity or partnership stakes in the Company and its subsidiaries. Generally, they receive deferred equity, limited partnership units or restricted stock units as part of their compensation. As of

December 31, 2021, our employees and independent contractors, partners, executive officers and directors owned approximately 24% of our equity on a fully diluted basis.

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

The non-exchangeable partnership units held by our partners are subject to forfeiture (such as if the non-compete, confidentiality or non-solicit provisions of the Newmark Holdings limited partnership agreement are violated), and unvested restricted stock units are subject to service conditions that must be met in order for them to vest into shares of Newmark common stock. In addition, any partnership amounts paid following termination of service generally are paid over a number of years to ensure compliance with partner obligations. This compensation structure has proven to be highly retentive, and since 2015, we have retained 92% of our top-performing brokers.

We also enter into various agreements with certain employees and partners. Many of these individuals receive loans that may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units that may be forgiven over a period of time. These loans provide incentives and promote entrepreneurship and long-term engagement.

Human Capital and Social Policies and Practices
We are committed to our people, our stakeholders and the community as a whole. We have a variety of programs to incentivize and support our employees, from employee ownership to comprehensive benefits and training. We are also committed to equal opportunity, diversity and other policies and practices designed to fulfill our commitment to social and human capital development

Employee Diversity, Inclusion and Equal Opportunity
We believe that by cultivating a dynamic mix of people and ideas, we enrich the performance of our businesses, the experience of our increasingly diverse employee base, and the dynamism of our communities. We are committed to equal opportunity, diversity and other policies and practices that seek to further our development of a diverse and inclusive workplace. We consider all qualified applicants for job openings and promotions without regard to race, color, religion, gender, sexual orientation, gender identity, national origin or ancestry, age, disability, service in the armed forces, or any other characteristic that has no bearing on the ability of employees to do their jobs well. We continue to develop initiatives to support these values and have implemented a policy that requires the inclusion of qualified, diverse candidates in the final round of interviews for leadership roles.

We are dedicated to our efforts to achieve pay equity. Our promotion and compensation processes are designed to enable us to treat employees fairly, and our compensation decisions are differentiated based on performance.

Talent remains at the core of who we are as a company, and we remain committed to having a culture built around inclusion, equality and developing a diverse workforce. In 2020, we launched IDEA (Inclusion, Diversity, Equality and Access), a program designed to enhance our ability to attract, develop and retain top talent with an emphasis on increasing representation of traditionally underrepresented groups at all levels of the organization. Our goal is to build an even more successful organization that more closely reflects the population at large.

Our employee resource groups (“ERGs”) support the recruitment, development and retention of diverse professionals across our organization to advance our businesses and reputation. Our ERGs strive to offer a variety of opportunities and tools to help our employees make new professional contacts, find mentors and develop their careers. These events and activities also allow our employees to support one another through a valuable exchange of experiences, advice, and best practices for career success.

We are helping to shape future leaders from a wide variety of backgrounds. Initiatives include membership and active participation in the Mortgage Bankers Association Path to Diversity Scholarship Program and sponsorship of the Summer Enrichment and Analyst Development Programs run by Artemis Real Estate Partners – a female-owned financial firm with a strong track record in fostering diversity. We are also a Platinum Level Sponsor of the virtual internship program, run by the Real Estate Board of New York (REBNY) in partnership with the City University of New York (CUNY) and Project Destined. We further participate in job fairs and job boards that are focused on reaching a diverse applicant pool. We are also an investor in a commercial real estate services firm that operates as E Smith Advisors, which is a certified minority-owned business enterprise offering a wide variety of real estate services in the U.S.

Newmark has begun to participate in the Corporate Equality Index, a national benchmarking tool measuring policies, practices and benefits pertinent to lesbian, gay, bisexual, transgender and queer (LGBTQ+) employees and was recently named to GlobeSt.’s 2021 Women of Influence ‘Diversity Champion’ list.

Employee Engagement, Communication, Management and Leadership Training and Development
We are investing in our employees’ long-term development and engagement by delivering training and development programs and a culture where our people can thrive and maximize their potential. We require annual training in workplace respect and inclusion, anti-money laundering and anti-crime and cyber-security among other topics. We also provide or support periodic job-specific and other developmental training and support for our employees so they can maximize their potential, as well as tuition reimbursement program to eligible employees.

We provide leadership training to managers on topics, including management effectiveness, writing and delivering effective performance evaluations, unconscious bias and various other topics. This training is supplemented by a comprehensive library of on-line training courses that managers and employees may access. Finally, our individual business lines offer ongoing learning and development opportunities tied to deepening the subject matter expertise of their professionals.

Succession Planning
From time to time, the Board discusses succession planning, including our consideration of succession strategy, the impact of any potential absence due to illness or leave of certain key executive officers or employees, as well as competing demands on the time of certain of our executive officers who also provide services to Cantor, Newmark, and various other ventures and investments sponsored by Cantor. Our Board also discusses from time to time, as part of its succession planning, engagement and encouragement of future business leaders and the process of introducing directors to leaders in the Company’s business lines. The Board also considers hiring and retention of leaders required for the changing business landscape and to lead future business lines. Additionally, we have implemented identification and tracking of diverse candidates as part of our succession planning efforts and plan to implement development plans for all high-potential successors this year.

Environmental, Social and Governance (“ESG”) / Sustainability Information
We believe that our environmental, social and governance (“ESG”) policies and practices will create sustainable long-term value for Newmark, our stockholders and other stakeholders, our clients and our employees while also helping us mitigate risks, reduce costs, protect brand value, and identify market opportunities. We are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term stockholder value.

Our Environmental Focus, Workplace Strategies and Sustainable Business Practices
We are focused on the environment and recognize the importance of treating our natural resources with the greatest respect, so that they are available to future generations. As a socially responsible business, we are acutely aware of climate change and other major issues affecting the environment. We also understand the impact commercial real estate can have on the health of the environment. That is why we encourage sustainable building practices, and in our Global Corporate Services business, recommend strategies to maximize energy efficiency, recycle materials and limit waste. These goals apply to Newmark’s offices as well as to the work we do for our clients, whether in selecting a location, building out space or managing an asset.

In our workplaces, we are studying how to make our own contribution to state, national and global environmental initiatives and to expect the same of our vendors and suppliers when doing business with us. As part of this, we are considering how to minimize our future carbon footprint when planning office renovations and will continue to focus our attention in the near term on methods of reducing our greenhouse gas emissions, increasing use of renewable energy, conserving water, and reducing waste generation. Newmark is working with the landlords and Property Management teams that oversee the buildings we occupy to collect accurate and actionable energy data. As this data becomes more available, Newmark plans to implement energy efficiency initiatives where possible that will help lower our overall carbon footprint. We are also investigating the purchase of Renewable Energy supply where possible in deregulated energy markets. For all new leased space for Newmark we will consider Green Lease options and make sure the workplace is as sustainable as possible.

Newmark’s Property, Facilities and Energy/Sustainability management teams work internally and with clients to reduce energy demand and carbon emissions. Newmark is increasingly collecting and measuring environmental data and this data is used to build client strategies around energy efficiency and renewable energy supply initiatives.

Newmark supports sustainable business practices and is focused on the steps necessary to establish a sustainability program both internally and for our clients. Building operations have a significant impact on the environment, and as technology continues to place greater demands on building systems for power and cooling, energy consumption is expected to continue to rise at an unsustainable rate. As one of the nation’s largest real estate service providers, we believe it is our responsibility to improve energy efficiency and reduce energy consumption to protect the environment through continuous improvement of building practices. We understand that sustainable buildings provide a better work environment, increase building efficiency and reduce the environmental impact of building operations. We continue to work on these initiatives.

Newmark has developed an Energy and Sustainability Services Reference Guide which is available on our website at www.nmrk.com/esg which assists clients and property teams in reducing the environmental impact of property operations, maintenance and construction associated with real estate assets.

For more information about these initiatives and services provided to clients and within our own facilities as they evolve, please refer to our website at www.nmrk.com/esg/environmental.

To learn more about policies and practices and our continuing efforts related to human capital and ESG matters, please refer to the ESG/sustainability section of our website at nmrk.com/esg for further information. You may also find our Corporate Governance Guidelines, Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, Hedging Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website and in the annual proxy statement. The information contained on, or accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.

Legal Proceedings
See the discussion of Legal Proceedings contained in “Note 31 - Commitments and Contingencies” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

OUR ORGANIZATIONAL STRUCTURE

Current Organizational Structure
As of December 31, 2021, there were 194,046,885 shares of Newmark Class A common stock issued and 168,272,371 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of December 31, 2021, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM, as of December 31, 2021, represented approximately 55.8% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of December 31, 2021, we directly held Newmark OpCo limited partnership interests consisting of approximately 54,015,613 units representing approximately 22.1% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of December 31, 2021, 3,559,286 founding/working partner interests were outstanding. These founding/working partners were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires Cantor units from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of December 31, 2021, 24,373,157 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of December 31, 2021, the exchange ratio was 0.9444.

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

The following diagram illustrates the ownership structure of Newmark as of December 31, 2021. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF DECEMBER 31, 2021

Cantor Fitzgerald, L.P.
55.8% of voting power
19.5% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc.
44.2% of voting power
69.2% of indirect economic interest in Newmark OpCo
• 100% Class A common stock (88.8% of economics and 44.2% of voting power)
• 69.2% indirect economic interest in Newmark OpCo
• 100% Class B common stock (11.2% of economics and 55.8% of voting power)
• 8.8% indirect economic interest in Newmark OpCo
• Non-Voting Limited Partnership Interests (48.3% of economics of Newmark Holdings)
• 10.7% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
11.4% of indirect economic interest in Newmark OpCo
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Non-Voting Limited Partnership Interests (51.7% of economics of Newmark Holdings)
• 11.4% indirect economic interest in Newmark OpCo
Newmark Holdings
• Non-Voting Limited Partnership Interests (77.9% of economics of Newmark OpCo)
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Limited Partnership Interests (22.1% of economics of Newmark OpCo)
Newmark OpCo
• Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
• Minority Equity Interests
Operating Subsidiaries
Other Entities

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 11.2% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 88.8% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 73.8% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 26.2% of the voting power in Newmark.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2021 through December 31, 2021 as follows: (a) an aggregate of 6,591,462 limited partnership units granted by Newmark Holdings; (b) 20,237,430 shares of Newmark Class A common stock repurchased by us; (c) 38,856 shares of Newmark Class A common stock forfeited; (d) 1,851,786 shares of Newmark Class A common stock issued for vested restricted stock units; (e) 794,952 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 18,578,543 of such shares remaining available for issuance by us under such Registration Statement; (h) (94,980) terminated limited partnership units; (i) 18,137,416 shares of Newmark Class A common stock issued in exchange for 34,152,232 limited partnership units in relation to the Nasdaq Transaction, and (j) 167,894 purchased limited partnership units.
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

RISKS RELATED TO OUR BUSINESS

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic has significantly disrupted and adversely affected the environment in which we and our clients and competitors operate, including the global economy, the U.S. economy, the global financial markets, and the commercial real estate services industry.

The ongoing COVID-19 pandemic has significantly disrupted and adversely affected the environment in which we and our clients and our competitors operate, including the global economy, the U.S. economy, the global financial markets, and the commercial real estate services industry. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, labor shortages, supply chain disruptions and overall economic and financial market instability. The ongoing effects of COVID-19 remain challenging to predict due to multiple uncertainties, including the transmissibility, severity, duration and resurgences of the outbreak; new virus variants and the potential extent of their spread; the application and effectiveness of health and safety measures that are voluntarily adopted by the public or required by government or public health authorities, including vaccines and treatments and public resistance thereto; the speed and strength of an economic recovery and the effect thereon of rising inflation and the increase in interest rates in response thereto; and the impact on our employees, operations, suppliers, and vendors, and our clients’ operations.

We have taken, and continue to take, necessary and recommended precautions to protect the safety and well-being of our employees, including by means of conducting certain business activities and operations remotely. However, no assurance can be given that the steps being taken will be adequate, nor can we predict whether additional disruption which occur to our employees' ability to provide client support and service. We will continue to evaluate the nature and extent of the impact on our business.

The COVID-19 pandemic, and governmental measures taken in response thereto, have at times severely disrupted the conduct of business, and have disrupted, and may continue to disrupt, our clients’ operations. Adverse conditions and developments in the commercial real estate industry may accelerate pre-existing long-term social and economic trends, or encourage new trends, that could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services. Changing market conditions and future prospects for the commercial real estate services industry have caused us to re-position aspects of our business to adapt to and better address the needs of our clients in the future. It could take additional time and expense to adjust to changes in the mix of demand for office and commercial space, including increased demand for flexible-use space and office space in suburban areas to the extent they may be replacing prior demand for urban office space, and increased demand for data storage, fulfillment and distribution centers, life sciences facilities and other alternative asset classes, replacing prior demand for downtown, urban and other high-density retail and commercial space. Adjusting to such changes may require us to enter into new geographic markets or lines of business, through expansion or acquisition of existing businesses.

The full extent to which the COVID-19 pandemic, or the emergence of new variants or another pandemic, and measures taken in response thereto, could continue to negatively affect the U.S. and global economy and, in turn, materially adversely affect our business, financial condition, results of operations and prospects will depend on future conditions and developments, which are highly uncertain and cannot be predicted. Any increase in the duration or impact of the pandemic, including any new variants or another pandemic, as well as measures taken in response thereto, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our current business operations are primarily located in the United States, with other business operations in Canada, Latin America, the U.K, the EU and Asia. While we are expanding our business to new geographic areas and recently acquired offices in certain jurisdictions, we are still highly concentrated in the United States. Because we derived the large majority of our total revenues on a consolidated basis for the year ended December 31, 2021 from our operations in the United States, we are exposed to adverse competitive changes and economic downturns and changes in political conditions domestically. If we are unable to identify and successfully manage or mitigate these risks, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

The concentration of business with institutional owners and corporate clients can increase business risk, and our business can be adversely affected due to the loss of certain of these clients.

We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from developing recurring business from performing an increasingly broad range of services for the same client. Although our client portfolio is currently highly diversified-for the year ended December 31, 2021, our top 10 clients, collectively, accounted for approximately 6.9% of our total revenue on a consolidated basis, and our largest client accounted for approximately 1.8% of our total revenue on a consolidated basis. As we grow our business, relationships with certain institutional owners and corporate clients may increase, and our client portfolio may become increasingly concentrated. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks if, among other possibilities, any such client;
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

We compete to provide a variety of services within the commercial real estate services industry. Each of these business disciplines is highly competitive on a local, regional, national and global level. We face competition not only from other national real estate service companies, but also from global real estate services companies, boutique real estate advisory firms, and consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, commercial banks, investment managers and accounting firms, some of which may have greater financial resources than we do. Although many of our competitors are local or regional firms that are substantially smaller than we are, some of our competitors are substantially larger than us on a local, regional, national or international basis and have similar service competencies to ours. Such competitors include CBRE Group,

Inc., Jones Lang LaSalle Incorporated., Cushman & Wakefield plc, Savills plc., and Colliers International Group, Inc. In addition, more specialized firms like Marcus & Millichap Inc., Eastdil Secured LLC and Walker & Dunlop, Inc. compete with us in certain product offerings. Our industry has continued to consolidate, and there is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. See “Item 1-Business-Competition.” In general, there can be no assurance that we will be able to continue to compete effectively with respect to any of our commercial real estate business lines or on an overall basis, to maintain current commission and fee levels or margins, or to maintain or increase our market share.

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

Risks Related to New Opportunities/Possible Transactions and Hires

We may pursue opportunities including strategic alliances, acquisitions, dispositions, joint ventures or other growth opportunities (including hiring new brokers and other professionals), which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, and such competition may limit such opportunities.

We have explored and continue to explore a wide range of strategic alliances, acquisitions and joint ventures with other real estate services firms, including maintaining or developing relationships with independently owned offices, and with other companies that have interests in businesses in which there are brokerage, management or other strategic opportunities. These arrangements may be terminable by either party or may be subject to amendment. Such transactions may be necessary in order for us to enter into or develop new products or services or markets, as well as to strengthen our current ones.

These opportunities and activities involve a number of risks and challenges, including:
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
•potential unfavorable reaction to our strategy by our customers, counterparties, and employees;
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
•reduction in availability of financing due to tightened credit markets or credit ratings downgrades or defaults by us, in connection with these activities;
•a significant increase in the level of our indebtedness in order to generate cash resources that may be required to effect acquisitions;

•dilution resulting from any issuances of shares of our Class A common stock or limited partnership units in connection with these activities in the event that these arrangements are amended or terminated;
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

We face competition for acquisition targets, which may limit our number of acquisitions and growth opportunities and may lead to higher acquisition prices or other less favorable terms. Our international acquisitions and expansion have required compliance and other regulatory actions. As we choose to continue to grow internationally we may experience additional expenses or obstacles. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational or financial difficulties.

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

From time to time, we may also seek to dispose of portions of our business, or otherwise reduce our ownership or minority investments in other businesses, each of which could materially affect our cash flows and results of operations. Dispositions involve significant risks and uncertainties, such as the ability to sell such businesses on satisfactory price and terms and in a timely manner (including long and costly sales processes and the possibility of lengthy and potentially unsuccessful attempts by a buyer to receive required regulatory approvals), or at all, disruption to other parts of the businesses and distraction of management, loss of key employees or customers, exposure to unanticipated liabilities or ongoing obligations to support the businesses following such dispositions. In addition, if such dispositions are not completed for any reason, the market price of our Class A common stock may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a decline in the market price of our Class A common stock. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

As we grow our business internationally, we will be exposed to political, economic, legal, regulatory, operational and other risks, including with respect to the outbreak of hostilities or other instability, inherent in operating in foreign countries.

As we grow our business internationally, we will be exposed to political, economic, legal, regulatory, operational and other risks that are inherent in operating in foreign countries, including risks of possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, as well as the outbreak of hostilities such as Russia's invasion of Ukraine and the impact of it and measures taken in response thereto, including sanctions imposed by governments and related counter-sanctions.

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

On January 1, 2021, the U.K. formally left the EU and U.K.-EU trade became subject to a new agreement that was concluded in December of 2020. The exit from the EU is commonly referred to as Brexit. In light of ongoing uncertainties, market participants are still adjusting. The exact impact of Brexit on the U.K.-EU flow of services therefore remains unknown. This same uncertainty applies to the consequences for the economies of the U.K. and the EU member states as a result of the U.K.’s withdrawal from the EU.

Market access risks and uncertainties have had and could continue to have a material adverse effect on our customers, businesses, prospects, financial condition and results of operations. Furthermore, in the future the U.K.'s and EU’s regulation may diverge, which could disrupt and increase the costs of our operations, and result in a loss of existing levels of cross-border market access.

As we continue to grow in the internationally, these and other risks and uncertainties could have an adverse effect on our businesses, prospects, financial condition and results of operations.

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

Currently, through our real estate capital markets business we originate a significant percentage of our loans for sale through the GSEs and HUD programs. Berkeley Point Capital LLC, a subsidiary within our real estate capital markets business, is approved as a Fannie Mae DUS lender, a Freddie Mac Optigo seller/servicer, a Freddie Mac Targeted Affordable Housing Seller, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages, which may be terminated by the applicable GSE or HUD at any time. Although we intend to take all actions to remain in compliance with the requirements of these programs, as well as applicable state and local licensing agencies, the loss of such status would, or changes in our relationships with the GSEs and HUD could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which could have a material adverse effect on our business, financial condition, results of operations and prospects. It could also result in a loss of similar approvals from the GSEs or HUD. As of December 31, 2021, we exceeded the most restrictive applicable net worth requirement of these programs by approximately $400.5 million, but there is no assurance that this will continue to be the case.

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

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities. Such parties could also be the source of a cyber-attack on or breach of our operational systems, data or infrastructure. Malicious actors may also attempt to compromise or our induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent.

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

Additionally, data privacy is subject to frequently changing rules and regulations in countries where we do business. For example, the GDPR requires entities both in the European Economic Area and outside to comply with new regulations regarding the handling of personal data. We are also subject to certain U.S. federal and state laws governing the protection of personal data. These laws and regulations are increasing in complexity and number. In addition to the increased cost of compliance, our failure to successfully implement or comply with appropriate processes to adhere to the GDPR and other laws and regulations relating to personal data could result in substantial financial penalties for non-compliance, expose us to litigation risk and could harm our reputation.

Risks Related to Our Key Personnel and Employee Turnover

The loss of one or more of our key executives, the development of future talent, and the ability of certain key employees to devote adequate time and attention to us are a key part of the success of our business, and failure to continue to employ and have the benefit of these executives may adversely affect our businesses and prospects.

Our people are our most important resource. We must retain the services of our key employees and strategically recruit and hire new talented employees to attract clients and transactions. Further, as we diversify into future business lines or geographic regions, hiring and engagement of effective management in these areas will impact our future success. In addition, like other companies, we are experiencing turnover among operational and support staff as a result of wage pressures occurring throughout the economy. See ““Item 1-Business-.Human Capital Management.” If our retention efforts are not successful or our turnover rate continues to increase in the future, our business, results of operations and financial condition could be materially adversely affected.

Effective succession planning is also important to our long-term success. Failure to transition smoothly and effectively transfer knowledge to future executive officers and key employees could hinder our strategic planning and execution. From time to time, senior management, outside directors or other key employees may leave our Company or be absent due to illness or other factors. While we strive to reduce the negative impact of such changes, losing certain key employee could result in significant disruptions to our operations. Hiring, training, and successfully integrating replacement critical personnel is time consuming, and if unsuccessful, could disrupt our operations, and as a result could materially adversely affect our business, financial condition, results of operations and prospects.

Howard W. Lutnick, who serves as our Chairman, is also the Chairman and Chief Executive Officer of Cantor, Chairman and Chief Executive Officer of CFGM, the managing general partner of Cantor, and Chairman of the Board and Chief Executive Officer of BGC Partners. Stephen M. Merkel, our Executive Vice President and Chief Legal Officer, is employed as Executive Managing Director, General Counsel and Secretary of Cantor and Executive Vice President and General Counsel of BGC. In addition, Messrs. Lutnick and Merkel hold offices at various other affiliates of Cantor. These two key employees are not subject to an employment agreement with us or any of our subsidiaries.

Currently, Mr. Lutnick expects to spend approximately 33% of his time on our matters and Mr. Merkel expects to spend approximately 25% of his time on our matters. These percentages may vary depending on business developments at Newmark, Cantor, BGC Partners or any of our or their other affiliates, including SPACs. As a result, these key employees dedicate only a portion of their professional efforts to our business and operations. Mr. Lutnick received a retention bonus in December 2021 which provides for certain cash payments contingent upon Mr. Lutnick's continued service as our Chairman and principal executive officer. There is no contractual obligation for such executives to spend a specific amount of their time with us and/or BGC Partners or Cantor and their respective affiliates. These two key employees may not be able to dedicate adequate time and attention to our business and operations, and we could experience an adverse effect on our operations due to the demands placed on our management team by other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us. The Newmark Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of Newmark Holdings, may not prevent certain of our key employees, including Messrs. Lutnick and Merkel whose employment by Cantor and BGC Partners is not subject to these provisions in the Newmark Holdings limited partnership agreement, from resigning or competing against us.

Should Mr. Lutnick or our other most senior executives leave or otherwise become unavailable to render services to us, their loss could disrupt our operations, adversely impact employee retention and morale, and seriously harm our business.

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

We have agreements in place to operate on a collaborative and cross-referral basis with certain offices in the United States, elsewhere in the Americas and in Europe in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independently owned offices generally use some variation of Newmark in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these independently owned offices, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where we do not have a physical presence. From time to time our arrangement with these independent firms may be terminated pursuant to the terms of the individual license agreements. The opening of a Company-owned office to replace an independent office requires us to invest capital, which in some cases could be significant. Certain of these agreements or relationships could be impacted in the event that we rebrand or our market awareness is changed. There can be no assurance that, if we lose additional independently owned offices, we will be able to identify suitable replacement partners or fund the establishment or acquisition of an owned office. In addition, although we do not control the activities of these independently owned offices and are not responsible for their liabilities, we may face reputational risk if any of these independently owned offices are involved in or accused of illegal, unethical or similar behavior. Failure to maintain coverage in important geographic markets may negatively impact our operations, reputation and ability to attract and retain key employees and expand domestically and internationally and could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Relating to Change in LIBOR

We may be adversely affected by the transition away from LIBOR and the use of SOFR or other alternative reference rates.

LIBOR is a basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar LIBOR settings will cease to be published or cease to be representative after June 30, 2023, and the publication of all other LIBOR settings will cease to be published as of December 31, 2021. Starting January 1, 2022, banks in the United States have ceased entering into new credit and other contractual agreements using US dollar LIBOR as a reference rate, and instead began incorporating alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”), within such agreements. We have begun working and will continue to work with our funding providers to incorporate alternative reference rates (such as SOFR) within our credit facility and other funding arrangements, as opportunities arise to do so.

The expected withdrawal and replacement of LIBOR with SOFR or other alternative benchmarks introduces risks for us, our clients and the commercial real estate services industry. These risks include legal implementation risks, as extensive changes to documentation for new and existing clients, including lenders and real estate investors/owners, may be required. There are also financial risks arising from any changes in the valuation of financial instruments, which may impact our valuation and advisory business, our real estate capital markets services business, and our lending and loan servicing business. There are also operational risks due to the potential requirement to adapt information technology systems and operational processes to address the replacement of LIBOR. In addition, replacement of LIBOR may temporarily reduce or delay transaction volume and could lead to various complexities and uncertainties related to our industry.

Additionally, Fannie Mae and Freddie Mac has stopped accepting adjustable-rate mortgages (“ARMs”) based on LIBOR and began accepting ARMs based on SOFR in 2020. They are working on guidance for the transition of legacy products to a SOFR based alternative rate/conversion. They expect to announce a plan with specific timelines prior to the sun setting of LIBOR in order to give GSE Servicers ample time to make the necessary process and system changes needed for the legacy transition to a SOFR based product.

While it is not currently possible to determine precisely whether, or to what extent, the replacement of LIBOR would affect us, the implementation of alternative benchmark rates to LIBOR could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Turbulence in the U.S. and international economy or markets may adversely affect our liquidity and funding positions, financial condition and the willingness of certain clients to do business with each other or with us. Acquisitions and financial reporting obligations related thereto may impact our ability to access capital markets on a timely basis and may necessitate greater short-term borrowings during certain times, which in turn may adversely affect our cost of borrowing, financial condition, and creditworthiness, and as a result, potentially impact our credit ratings and associated outlooks.

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

As of December 31, 2021, our GSE business had $1.5 billion of committed loan funding available through multiple commercial banks, and an uncommitted $700 million Fannie Mae loan repurchase facility Consistent with industry practice, our real estate capital markets business’ existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing, which we may be unable to find on favorable terms, or at all, and, in such event, we might not be able to originate loans, which could have a material adverse effect on mortgage servicing rights and on our business, financial condition, results of operations and prospects.

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

Our indebtedness, which at December 31, 2021 was approximately $545.2 million, may have important, adverse consequences to us and our investors, including:
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

While our liquidity exceeds our debt at December 31, 2021, that may not always be the case. Our indebtedness excludes the warehouse facilities collateralized by GSEs because these lines are used to fund short term loans held for sale that are generally sold within 45 days from the date the loan is funded. All of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

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

Our credit ratings and associated outlooks are critical to our reputation and operational and financial success. Our credit ratings and associated outlooks are influenced by a number of factors, including: operating environment, regulatory environment, earnings and profitability trends, the rating agencies’ view of our funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, our competitive position in the industry, our relationships in the industry, our relationship with Cantor, acquisitions or dispositions of assets and other matters. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances of the company or related companies warrant such a change. Any adverse ratings change or a downgrade in the credit ratings of Newmark, Cantor or any of their other affiliates, and/or the associated rating outlooks could adversely affect the availability of debt financing to us on acceptable terms, as well as the cost and other terms upon which we may obtain any such financing. In addition, our credit ratings and associated outlooks may be important to clients of ours in certain markets and in certain transactions. A company’s contractual counterparties may, in certain circumstances, demand collateral in the event of a credit ratings or outlook downgrade of that company. Further, interest rates, including with respect to our 6.125% Senior Notes, may increase in the event that our ratings get downgraded.

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

Potential future acquisitions may lead to a significant increase in the level of our indebtedness. We may enter into short- or long-term financing arrangements in connection with acquisitions which may occur from time to time. In addition, we may incur substantial nonrecurring transaction costs, including break-up fees, assumption of liabilities and expenses and compensation expenses. The increased level of our consolidated indebtedness in connection with potential acquisitions may restrict our ability to raise additional funding or capital on favorable terms, and such leverage, and any resulting liquidity or credit issues, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may face difficulties in monetizing the remaining approximately 1.1 million Nasdaq shares we still hold without taking some discounts to the per share market price of Nasdaq common stock. Additionally, we will have the risk of fluctuations in the market price of any Nasdaq shares we hold; we may not be able enter into new hedging arrangements with respect to the Nasdaq shares on favorable terms or at all; and we may face various regulatory issues raised by receiving, holding, pledging, hedging and selling the Nasdaq shares.

On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares and subsequently on June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the third and the fourth Nasdaq Forwards with 944,329 Nasdaq shares. As of February 25, 2022, we held approximately 1.1 million Nasdaq shares with a value of approximately $187.2 million.

We will have the risk of fluctuations in the market price of the remaining approximately 1.1 million Nasdaq shares we still hold. Additionally, we may also face difficulties monetizing the remaining Nasdaq shares without taking some discounts to the per share market price of Nasdaq common stock, and we may not be able to enter into new hedging arrangements with respect to the Nasdaq shares on favorable terms, or at all. Additionally, we may face various regulatory issues raised by receiving, holding, pledging, hedging and selling the remaining Nasdaq shares. Each of these factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our Board has traditionally authorized a dividend policy which generally provides that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. On February 10, 2022, our Board declared a quarterly qualified cash dividend of $0.01 per share to Class A and Class B common stockholders of record as of March 1, 2022. Our Board took the step in the first quarter of 2020 of reducing the quarterly dividend to $0.01 per share in order to increase our financial flexibility as the real estate markets face difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. Investors seeking a high short-term dividend yield may find our Class A common stock less attractive than securities of issuers with higher dividend yields.

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

Additionally, beginning in the first quarter of 2020, Newmark Holdings reduced its distributions to or on behalf of its partners. The distributions to or on behalf of partners are expected to at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax depends upon stockholders’ and partners’ domiciles and tax status. Current or potential partners may find our equity-based compensation structure less attractive as a result. Moreover, we have entered into various agreements with certain partners, whereby these partners receive loans that may be either wholly or in part repaid from distributions that the partners receive on some or all of their limited partner units or may be forgiven over a period of time. The reduction in Newmark Holdings distributions may adversely affect the ability of such partners to repay such loans. The inability of partners to repay the loans may require us to forgive a greater portion of such loans, increasing our compensation expense.

We believe that these actions reinforced the Company’s ability to maintain financial flexibility during the pandemic and enabled us to emerge from the crisis with market share gains. We prioritized stock repurchases over increased dividends and distributions during 2021, but we cannot assure you that such steps will prevent a decline in our financial condition. In August 2021 and again in February 2022, our Board of Directors reauthorized our stock and unit repurchase authorization to $400 million. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in Newmark OpCo’s business. Accordingly, there can be no assurance that future dividends will be paid, that dividend amounts will be maintained or that repurchases or purchases will be made at current or future levels. See “Item 5-Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividend Policy.”

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

As of December 31, 2021, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2021, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of December 31, 2021 represented approximately 55.8% of our total voting power. In addition, Cantor has the right to exchange exchangeable partnership interests in Newmark Holdings into additional shares of Class A or Class B common stock, and pursuant to the exchange agreement, Cantor, CFGM and other Cantor affiliates entitled to hold Class B common stock under our certificate of incorporation have the right to exchange from time to time, on a one-to-one basis, subject to adjustment, shares of our Class A common stock now owned or subsequently acquired by such persons for shares of our Class B common stock, up to the number of shares of Class B common stock that are authorized but unissued under our certificate of incorporation. Cantor has pledged 5.0 million shares of Class B common stock held by it to Bank of America in connection with certain partner loans. We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock, absent the exercise of the pledge in the event of foreclosure.

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

Generally, an entity is deemed an “investment company” under Section 3(a)(1)(A) of the Investment Company Act if it is primarily engaged in the business of investing, reinvesting, or trading in securities, and is deemed an “investment company” under Section 3(a)(1)(C) of the Investment Company Act if it owns “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. We believe that neither we nor Newmark Holdings should be deemed an “investment company” as defined under Section 3(a)(1)(A) because neither of us is primarily engaged in the business of investing, reinvesting, or trading in securities. Rather, through our operating subsidiaries, we and Newmark Holdings are primarily engaged in the operation of various types of commercial real estate services businesses as described in this Annual Report on Form 10-K. Neither we nor Newmark Holdings is an “investment company” under Section 3(a)(1)(C) because more than 60% of the value of our total assets on an unconsolidated basis are interests in majority-owned subsidiaries that are not themselves “investment companies. In particular, Berkeley Point, a significant majority-owned subsidiary, is entitled to rely on, among other things, the mortgage banker exemption in Section 3(c)(5)(C) of the Investment Company Act.

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

As of December 31, 2021, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2021, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of December 31, 2021 represented approximately 55.8% of our total voting power. Cantor and CFGM also own 24,251,264 exchangeable limited partnership units of Newmark Holdings. If Cantor and CFGM were to exchange such units into shares of our Class B common stock, Cantor would have approximately 73.8% of our total voting power as of December 31, 2021 (58.7% if Cantor were to exchange such units into shares of our Class A common stock). We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock.

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

Cantor has existing real estate-related businesses, and Newmark and Cantor are partners in a real estate-related joint venture, Real Estate LP and are co-sponsors of a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”). In addition, from time to time, Cantor may sponsor other SPACs or invest in other ventures which have a real estate focus. While these businesses do not currently compete with Newmark, it is possible that, in the future, real estate-related opportunities in which Newmark would be interested may also be pursued by Cantor and/or Real Estate LP, and Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. For example, Cantor’s commercial lending business has historically offered conduit loans to the multifamily market. While conduit loans have certain key differences versus multifamily agency loans, such as those offered by our real estate capital markets business, there can be no assurance that Cantor’s and/or Real Estate LP’s lending businesses will not seek to offer multifamily loans to our existing and potential multifamily customer base.

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

Mr. Lutnick serves as Chairman of the Board and Chief Executive Officer of BGC Partners and as Chairman and Chief Executive Officer of Cantor and holds offices at various other affiliates of Cantor and serves as an officer and director of several SPACs. He has and may in the future also join the board of other public companies from time to time. In addition, Mr. Lutnick owns BGC Partners common stock, other BGC Partners’ equity awards or partnership interests in BGC Holdings, or equity interests in Cantor or any of its other affiliates. These interests may be significant compared to his total assets. Although BGC Partners is no longer our parent following the Spin-Off, Cantor controls both us and BGC. Mr. Lutnick’s positions at BGC Partners and/or Cantor and the ownership of any such equity or the equity of any of Cantor’s other affiliates create, or may create the appearance of, conflicts of interest when he is faced with decisions that could have different implications for BGC Partners, Cantor or any of such other affiliates than the decisions have for us.

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

We own approximately 27% of the capital in Real Estate LP. Cantor controls the remaining 73% of its capital and controls the general partner of Real Estate LP, who manages Real Estate LP. Real Estate LP collaborates with Cantor’s significant existing real estate finance business, and Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. Accordingly, we have limited to no influence on the selection or management of the activities conducted by Real Estate LP, each of which may have different risks and uncertainty associated with it and that are each beyond our control. See “-Risks Related to Our Relationship with Cantor and Its Respective Affiliates. We are controlled by Cantor. Cantor’s interests may conflict with our interests and Cantor may exercise its control in a way that favors its respective interests to our detriment.”

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

Our ability to identify and remediate any material weaknesses in our internal controls over financial reporting could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses. Similarly, we need to effectively manage any growth that we achieve in such a way as to ensure continuing compliance with all applicable control, financial reporting and legal and regulatory requirements. Any material failures to ensure full compliance with control and financial reporting requirements could result in restatement, delay or prevent us from accessing the capital markets and harm our reputation and the market price for our Class A common stock.

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

We have an effective registration statement on Form S-4 filed on May 20, 2019 (the “Acquisition Shelf Registration Statement”), with respect to the offer and sale of up to 20 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2021, we have issued an aggregate of 1,421,457 shares of our Class A common stock under the Acquisition Shelf Registration Statement. We have filed registration statements on Form S-8 pursuant to which we have registered the shares underlying the Newmark Group Long Term Incentive Plan. As of December 31, 2021, there were 45.5 million shares remaining for sale under such registration statements.

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

We operate out of more than 140 offices. In addition, we have licensed our name to 10 commercial real estate providers that operate out of 16 offices in certain locations where we do not have our own offices. We believe our facilities are sufficient for our current needs.

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

As of February 23, 2022, there were 784 holders of record of our Class A common stock and two holders of record of our Class B common stock.

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

Our near-term capital allocation priorities are to invest in growth and margin expansion at attractive returns and to return capital to stockholders through dividends and share and unit repurchases.

Traditionally, our dividend policy provided that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share. Beginning in the first quarter of 2020, and for all of the quarterly periods in 2020 and in 2021, the Board reduced the quarterly dividend to $0.01 per share in order to strengthen the Company’s balance sheet as the real estate markets faced difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. Additionally, beginning with the first quarter 2020, Newmark Holdings reduced its distributions to or on behalf of its partners. As Newmark’s financial condition has improved substantially year-over-year, and as the economy has rebounded, the Company has repurchased and/or redeemed a meaningful number of shares and/or units in 2021 as part of its overall capital return policy. See Note 6 “Stock Transactions and Unit Redemptions” to our accompanying audited condensed consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

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

Stock and Unit Repurchase and Redemption Program and 2021 Activity

On August 5, 2021 and again on February 10, 2022, the Newmark Board of Directors and Audit Committee re-authorized repurchases of shares of Newmark Class A common stock and purchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $400 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units.

During the year ended December 31, 2021, Newmark repurchased 20,237,430 shares of Class A common stock at an average price of $14.37 During the year ended December 31, 2021, we redeemed 167,894 limited partnership interests at an aggregate price of $2.0 million for a weighted-average price of $11.91 per unit.

From January 1, 2022 to February 28, 2022, we repurchased 1,516,606 shares of our Class A common stock at an aggregate price of $28.1 million for a weighted-average price of $18.54 per share. From January 1, 2022 to February 28, 2022, no limited partnership interests were redeemed

As of December 31, 2021 and February 28, 2022, Newmark had $165.0 million and $400.0 million remaining from its share repurchase and unit purchase authorization, respectively.

The following table details our share repurchase activity during the fourth quarter of 2021, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced repurchase program and the approximate value that may yet be purchased under such program as of December 31, 2021:

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases/Purchases
October 1, 2021 - October 31, 2021	3,064,959	$14.71	3,064,959	—
November 1, 2021 - November 30, 2021	2,085,492	16.20	2,085,492	—
December 1, 2021 - December 31, 2021	4,286,836	16.77	4,286,836	—
October 1, 2021 - December 31, 2021	9,437,287	$15.98	9,437,287	165,017,712

Performance Graph

The performance graph below shows a comparison of the cumulative total stockholder return, on a net dividend reinvestment basis, of $100 invested on December 15, 2017, measured on December 31, 2017; March 31, 2018; June 30, 2018; September 30, 2018; December 31, 2018; March 31, 2019; June 30, 2019; September 30, 2019; December 31, 2019; March 31, 2020; June 30, 2020; September 30, 2020; December 31, 2020; March 31, 2021; June 30, 2021; September 30, 2021; and December 31, 2021. The Peer Group consists of CBRE Group, Inc., Colliers International Group Inc., Cushman & Wakefield plc, Jones Lang LaSalle Incorporated, and Savills plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. Total returns are shown on a “net dividend” basis, which reflects tax effects on dividend reinvestments from companies operating under certain U.K. and European tax jurisdictions, according to local tax laws. The chart includes the Russell 2000 Index, of which we are a member. Because this Index includes small cap U.S.-listed companies, and because we are not a part of the S&P 500 Index, we believe that the Russell 2000 Index is a better measure of our stock's relative performance.

Note: Peer group indices use beginning of period market capitalization weighting. The above graph was prepared by Zacks Investment Research, Inc. and used with their permission, all rights reserved, Copyright 1980-2022. S&P 500 is Copyright © 2022 S&P Dow Jones Indices LLC, a division of S&P Global, all rights reserved. Russell 2000 Copyright © 2022 Russell Investments. Used with permissions, all rights reserved.

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

Adjusted Earnings Defined

Newmark uses non-GAAP financial measures, including “Adjusted Earnings before noncontrolling interests and taxes” and “Post-tax Adjusted Earnings to fully diluted shareholders” which are supplemental measures of operating results used by management to evaluate the financial performance of the Company and its consolidated subsidiaries. Newmark believes that Adjusted Earnings best reflect the operating earnings generated by the Company on a consolidated basis and are the earnings which management considers when managing its business.

As compared with “Income (loss) before income taxes and noncontrolling interests” and “Net income (loss) for fully diluted shares” both prepared in accordance with GAAP, Adjusted Earnings calculations primarily exclude certain non-cash items and other expenses that generally do not involve the receipt or outlay of cash by the Company and/or which do not dilute existing stockholders. In addition, Adjusted Earnings calculations exclude certain gains and charges that management believes do not best reflect the ordinary results of Newmark. Adjusted Earnings is calculated by taking the most comparable GAAP measures and making adjustments for certain items with respect to compensation expenses, non-compensation expenses, and other income, as discussed below.

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
•Charges with respect to grants of exchangeability, which reflect the right of holders of limited partnership units with no capital accounts, such as LPUs and PSUs, to exchange these units into shares of common stock, as well as cash paid with respect to taxes withheld or expected to be owed by the unit holder upon such exchange. The withholding taxes related to the exchange of certain non-exchangeable units without a capital account into either common shares or units with a capital account may be funded by the redemption of preferred units such as PPSUs.
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

All share equivalents that are part of the Company’s equity-based compensation program, including REUs, PSUs, LPUs, and other units that may be made exchangeable into common stock, as well as RSUs (which are recorded using the treasury stock method), are included in the fully diluted share count when issued or at the beginning of the subsequent quarter after the date of grant. Generally, limited partnership units other than preferred units are expected to be paid a pro-rata distribution based on Newmark’s calculation of Adjusted Earnings per fully diluted share.

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
•The impact of any unrealized non-cash mark-to-market gains or losses on “Other income (loss)” related to the variable share forward agreements with respect to Newmark’s receipt of the Nasdaq payments in 2021 and 2022 and the 2020 Nasdaq payment (the “Nasdaq Forwards”).
•Mark-to-market adjustments for non-marketable investments.
•Certain other non-cash, non-dilutive, and/or non-economic items.

Due to the sale of Nasdaq’s U.S. fixed income business in the second quarter of 2021, the Nasdaq Earn-out and related Forward settlements were accelerated, less certain previously disclosed adjustments. Because these shares were originally expected to be received over a 15 year period ending in 2027, the Earn-out had been included in calculations of Adjusted Earnings and Adjusted EBITDA under Newmark's previous non-GAAP methodology. Due to the acceleration of the Earn-out and the Nasdaq Forwards, the Company now views results excluding certain items related to the Earn-out to be a better reflection of the underlying performance of Newmark’s ongoing operations. Therefore, beginning with the third quarter of 2021, other (income) losses for Adjusted Earnings and Adjusted EBITDA also excludes the impact of the below items. These items may collectively be referred to as the “Impact of Nasdaq”.

•Realized gains related to the accelerated receipt on June 25, 2021 of Nasdaq shares.

•Realized gains or losses and unrealized mark-to-market gains or losses with respect to Nasdaq shares received prior to the Earn-out acceleration.
•Dividend income on Nasdaq shares.
•The impact of any unrealized non-cash mark-to-market gains or losses on “Other income (loss)” related to the variable share forward agreements with respect to Newmark’s receipt of the Nasdaq payments in 2021 and 2022 and the 2020 Nasdaq payment (the “Nasdaq Forwards”). This item was historically excluded under the previous non-GAAP definitions.
•Other items related to the Earn-out

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

Management Rationale for Using Adjusted Earnings
Newmark’s calculation of Adjusted Earnings excludes the items discussed above because they are either non-cash in nature, because the anticipated benefits from the expenditures are not expected to be fully realized until future periods, or because the Company views results excluding these items as a better reflection of the underlying performance of Newmark’s ongoing operations. Management uses Adjusted Earnings in part to help it evaluate, among other things, the overall performance of the Company’s business, to make decisions with respect to the Company’s operations, and to determine the amount of dividends payable to common stockholders and distributions payable to holders of limited partnership units. Dividends payable to common stockholders and distributions payable to holders of limited partnership units are included within “Distributions to stockholders” and “Earnings distributions to limited partnership interests and noncontrolling interests,” respectively, in our consolidated statements of cash flows.

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

Adjusted EBITDA Defined
Newmark also provides an additional non-GAAP financial performance measure, “Adjusted EBITDA” which it defines as GAAP “Net income (loss) available to common stockholders” adjusted for the following items:
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
•Other non-cash, non-dilutive, and/or non-economic items, which may, in certain periods, include the impact of any unrealized non-cash mark-to-market gains or losses on “other income (loss)” related to the variable share forward agreements with respect to Newmark’s receipt of the Nasdaq payments in 2021 and 2022 and the 2020 Nasdaq payment (the “Nasdaq Forwards”), as well as mark-to-market adjustments for non-marketable investments.
•Interest expense.

Beginning with the third quarter of 2021, calculation of Adjusted EBITDA will also exclude the “Impact of Nasdaq” and the “Impact of the 2021 Equity Event”, which are defined above.

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

For more information regarding Adjusted EBITDA, see the section of the Company’s most recent financial results press release titled “Reconciliation of GAAP Income to Adjusted EBITDA” including the related footnotes, for details about how Newmark’s non-GAAP results are reconciled to those under GAAP EPS.

Timing of Outlook for Certain GAAP and Non-GAAP Items
Newmark anticipates providing forward-looking guidance for GAAP revenues and for certain non-GAAP measures from time to time. However, the Company does not anticipate providing an outlook for other GAAP results. This is because certain GAAP items, which are excluded from Adjusted Earnings and/or Adjusted EBITDA, are difficult to forecast with precision before the end of each period. The Company therefore believes that it is not possible for it to have the required information necessary to forecast GAAP results or to quantitatively reconcile GAAP forecasts to non-GAAP forecasts with sufficient precision without unreasonable efforts. For the same reasons, the Company is unable to address the probable significance of the unavailable information. The relevant items that are difficult to predict on a quarterly and/or annual basis with precision and may materially impact the Company’s GAAP results include, but are not limited to the following:
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

For more information regarding liquidity, see the section of the Company’s most recent financial results press release titled “Liquidity Analysis,” including any related footnotes, for details about how Newmark’s non-GAAP results are reconciled to those under GAAP.

ITEM 6. [RESERVED]

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2021, 2020 and 2019. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying consolidated financial statements and the notes thereto included elsewhere in this report.

Forward-Looking Cautionary Statements

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties resulting from the coronavirus ("COVID-19") pandemic, including any successive waves or variants of the virus, the complications in the implementation of vaccination programs, effectiveness and public acceptance of vaccines, and governmental and public reactions thereto, including the adoption of vaccine mandates and of vaccine passport requirements or other documentation by governmental authorities or private operators of public spaces, the impact on the economy, the commercial real estate services industry and the global financial markets, and consumer and corporate clients and customers, including the effect on demand for commercial real estate including office space, levels of new lease activity and renewals, frequency of loan defaults and forbearance, and fluctuations in the mortgage-backed securities market;
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
•uncertainties related to integrating certain assets of Knotel, Inc. ("Knotel") and Space Management
(DBA “Deskeo”) as we build out our international flexible office business;
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
•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets and government responses, and restrictions on business and commercial activity, uncertainty regarding the nature, timing and consequences of the United Kingdom (“U.K.”)’s exit from the European Union (“EU”) following the withdrawal process, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S. - China trade relations), political and civil unrest in the U.S., including demonstrations, riots, rising tensions with law enforcement, the impact of the recent or upcoming U.S. Presidential and Congressional elections, response to governmental mandates and other restrictions related to COVID-19 in the U.S. or abroad, political and labor unrest in France, Hong Kong, China and other jurisdictions, conflict in the Middle East, Russia, Ukraine, or other jurisdictions, the impact of U.S. government shutdowns or impasses, the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents, including COVID-19;
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
•our dependence upon our key employees, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain key executive officers or employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC and various other ventures and investments sponsored by Cantor;
•the effect on our business of changes in interest rates, changes in benchmarks, including the transition away from LIBOR, the transition to alternative benchmarks such as SOFR, and federal and state legislation relating thereto, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, including those related to COVID-19, increases or decreases in deficits and the impact of increased government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

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
•the impact of near- or off-shoring on our business, including on our ability to manage turnover and hire and retain personnel, including brokerage professionals, salespeople, managers, and other professionals;
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
•the impact of our reductions to our dividends and distributions and the timing and amounts of any future dividends or distributions and our increased stock and unit repurchase authorization, including our ability to meet expectations with respect to payment of dividends and repurchases of common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in subsidiaries, including Newmark OpCo, including from Cantor or our executive officers, other employees, partners and others and the effect on the market for and trading price of our Class A common stock as a result of any such transactions;
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
•the effect on the markets for and trading prices of our Class A common stock due to market factors, as well as on various offerings and other transactions, including offerings of Class A common stock and convertible or exchangeable debt or other securities, repurchases of shares of Class A common stock and purchases or redemptions of Newmark Holdings limited partnership interests or other equity interests in us or its subsidiaries, any exchanges by Cantor of shares of Class A common stock for shares of Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in corporate or partnership restructurings, payment of dividends on Class A common stock and distributions on limited partnership interests of Newmark Holdings and Newmark OpCo, convertible arbitrage, hedging, and other transactions engaged in by us or holders of outstanding shares, debt or other securities, share sales and stock pledge, stock loans, and other financing transactions by holders of shares or units (including by Cantor executive officers, partners, employees or others), including of shares acquired pursuant to employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of shares of our Class B common stock and other convertible securities into shares of our Class A common stock, stock pledge, stock loans, or other financing transactions, distributions of our Class A common stock by Cantor to its partners, including deferred distribution rights shares.

The foregoing risks and uncertainties, as well as those risks and uncertainties discussed under the headings "Item 1A-Risk Factors," and "Item 7A-Quantitative and Qualitative Disclosures About market Risk" and elsewhere in this Form 10-K, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-K with the Securities and Exchange Commission (the “SEC”), and future results or events could differ significantly from these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview
Newmark is a leading full-service commercial real estate services business. We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and government sponsored enterprise (“GSE”) lending and loan servicing, mortgage broking and equity-raising. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

We generate revenues from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Our growth has historically been focused in North America. During 2021, we ended our affiliation with Knight Frank and have accelerated our global growth plans by acquiring Space Management (DBA "Deskeo") and Knotel Inc. ("Knotel"), both of which are European leaders in flexible and serviced office space, and announced the addition of industry-leading international professionals in Global Corporate Services and Capital Markets. As of December 31, 2021, we had approximately 5,900 employees, including approximately 1,700 revenue-generating producers (across leasing, capital markets, and origination) in over 140 offices in more than 115 cities. In addition, Newmark has licensed its name to 1 commercial real estate providers that operate out of 21 offices in certain locations where Newmark does not have its own offices.

The discussion of our financial results reflects only the business owned by us and does not include the results for independently owned offices that use some variation of the Newmark name in their branding or marketing.

We are a leading capital markets business in the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of approximately $70.4 billion as of December 31, 2021 (of which 2.8% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans.

We continue to invest in the business by adding high profile and talented producers and other revenue-generating professionals. Historically, newly hired commercial real estate producers tend to achieve dramatically higher productivity in their second and third years with our company, although we incur related expenses immediately. As newly hired producers increase their production, our commission revenue and earnings growth accelerate, thus reflecting our operating leverage.

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

Business Environment
During 2021, activity in the U.S. economy has picked up rapidly as it has rebounded from the Covid-19 downturn in 2020. According to the U.S. Centers for Disease Control and Prevention (the "CDC") as of February 16, 2022, approximately 43.1% of the American population have been fully vaccinated and received a booster, 64.6% of the American population has been fully vaccinated against COVID-19, and 76.1% has received at least one dose, although there is persistent vaccine reluctance in the currently unvaccinated population. Mask mandates are also being revised in many areas. Many companies are requiring employees to come back to the office as business and the government continues to reopen both in the US and around the world.

Although there continues to be some uncertainty around COVID-19, the measures taken by the federal and state governments and the speed and voracity of a recovery appear to be positive. Our capital markets have shown significant growth, as our investments in the business have coincided with record investment sales and debt volumes. For example, according to RCA, investment sales volumes in the US were a record $809 billion for 2021, or more than 25% higher than in 2019, which was the previous best-ever year. COVID-19 has created new opportunities in our management services businesses, which continued to perform well during 2021 as our clients turned to Newmark for advice on their real estate portfolios, including new environmental safety requirements, managing costs associated with implementing these new standards as well as assessing facility and employee readiness as companies plan their return to offices in the wake of the pandemic. In addition, consulting fee revenues from tenant restructuring and portfolio optimization are expected to continue in the near-term. In early 2021, we hired a head of global corporate services to expand these critical offerings for occupiers as they formulate their post pandemic real estate plans.

Impact of COVID-19 on Employees

Newmark has taken steps to help its employees during this global pandemic and subsequent recovery. These policies and practices protect the health, safety and welfare of the Company’s workforce while enabling employees to maintain a high level of performance. Certain of these items are summarized below.
•Effective June 1, 2021, we welcomed our employees back to our offices subject to CDC guidelines and state and local guidelines and regulations in each location;
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

Acquisitions
On March 24, 2021, Newmark acquired the business of Knotel, a global flexible workspace provider. Newmark agreed to provide approximately $19.8 million of debtor-in-possession financing as part of a $70 million credit bid to acquire the business through Knotel’s Chapter 11 sales process, subject to approval of the U.S. Bankruptcy Court. On March 18, 2021, the United States Bankruptcy Court approved the transaction under Section 363 of the United States Bankruptcy Code. See Note 4 — “Acquisitions” to our accompanying Consolidated Financial Statements included in Part I, Item I of this Annual Report on Form 10-K for additional information.

On September 6, 2021, Newmark acquired Deskeo, France's leader in flexible and serviced office space for enterprise clients. Based in Paris, France Deskeo adds over 50 locations to Newmark's international flexible office portfolio. See Note 4 — “Acquisitions” to our accompanying consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Debt Credit Agreements
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.94% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. As of December 31, 2021 and December 31, 2020, the carrying amount of the 6.125% Senior Notes was $545.2 million and $542.8 million, respectively.

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

On March 16, 2020, Newmark entered into a second amendment to the Credit Agreement (the “Second Amended Credit Agreement”), increasing the size of the Credit Facility to $465.0 million. The interest rate on the Amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch. As of December 31, 2021, Newmark did not have an outstanding amount on the Credit Facility. As of, December 31, 2020, the carrying amount of the Credit Facility was $137.6 million.

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

As of December 31, 2021, the Company had $50.0 million remaining from its debt repurchase authorization.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The sublimit is now included within the Company’s existing $450 million warehouse facility due June 15, 2022. The advance line will provide 100% of the principal and interest advance payment at a rate of 1-month LIBOR plus 1.80% and will be collateralized by Fannie Mae's commitment to repay advances. Newmark has two Fannie Mae loans that were in default, with $0.1 million outstanding as of December 31, 2021.

On November 30, 2018, Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC Partners, Inc. ("BGC") and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of December 31, 2021 and 2020, the Company did not have an outstanding balance under this facility.

Securities Financing

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

The Repurchase Agreement and related initial repurchase transaction are on market terms and rates and were approved by Newmark’s Audit Committee. As of December 31, 2021, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $140.0 million. The market value of the securities loaned as of December 31, 2021, were $182.0 million. See Note 7 — "Marketable Securities" and Note 27 — “Related Party Transactions” to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2020 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock is subject to the special purpose vehicle (the “SPV”) SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on our accompanying consolidated balance sheets and consolidated statements of changes in equity. The EPUs were entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through “Retained earnings” on our accompanying consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the SPV that is a consolidated subsidiary of Newmark entered into variable postpaid forward contracts with RBC (together, the “Nasdaq Forwards”). The SPV is an indirect subsidiary of Newmark whose sole assets are the Nasdaq Earn-outs for 2019 through 2022. The Nasdaq Forwards provide the SPV the option to settle using up to 992,247 Nasdaq shares, to be received by the SPV pursuant to the Nasdaq Earn-out (see Note 7 — “Marketable Securities” to our accompanying Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K ), or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022 (subject to acceleration due to Nasdaq's transaction with Tradeweb Markets, Inc ("Tradeweb")).

During the year ended December 31, 2021, Newmark sold 3,030,922 of the Nasdaq shares inclusive of the 944,329 shares used to settle the third and fourth Nasdaq Forwards on June 2021 (please see "Acceleration of Nasdaq Earnout"). There were no remaining Nasdaq shares from the shares received from Nasdaq in 2020.

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

Acceleration of Nasdaq Earn-out

On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021, included in “Other (loss) income, net” for the year ended December 31, 2021 on the accompanying consolidated statement of operations.

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

Certain Other Related Party Transactions
Transactions with Executive Officers and Directors

On December 21, 2021, the Compensation Committee approved: (i) the redemption of all of Mr. Gosin’s remaining 838,996 non-exchangeable Newmark PPSUs for $8,339,980 in cash and (ii) compensation of approximately $7,357,329 by way of the Company causing 478,328 of Mr. Gosin’s non-exchangeable Newmark PSUs to be redeemed for zero and issuing 446,711 shares of Newmark Class A Common Stock, based upon the closing price on the date the Committee approved the transaction (which was $16.47) and an exchange ratio of .9339. The estimated pre-tax value of this transaction is $15,697,309, less applicable taxes and withholdings, using a 53.13% tax rate for Mr. Gosin.

On December 21, 2021, Mr. Lutnick elected to redeem all of his 193,530 currently exchangeable Newmark PPSUs for a cash payment of $1,465,873. In addition, upon the Compensation Committee’s approval of the monetization of Mr. Gosin’s remaining non-exchangeable Newmark PPSUs and a number of Mr. Gosin’s non-exchangeable PSUs on December 21, 2021, Mr. Lutnick (i) elected to redeem 188,883 non-exchangeable Newmark PPSUs for a cash payment of $1,954,728, and 127,799 non-exchangeable Newmark NPPSUs for a cash payment of $1,284,376, both for which he previously waived, but now accepted under the Company’s standing policy for Mr. Lutnick; and (ii) received the right to monetize, and accepted the monetization of, his remaining 122,201 non-exchangeable Newmark NPPSUs for a cash payment of $1,228,124, under such standing policy.

In connection with the foregoing, Mr. Lutnick accepted the right to monetize approximately $4,406,915 by way of the Company causing 286,511 of Mr. Lutnick’s non-exchangeable Newmark PSUs to be redeemed for zero and issuing 267,572 shares of Newmark Class A Common Stock based upon the closing price on the date the Committee approved the transaction (which was $16.47) and a .9339 exchange ratio, under the Company’s standing policy applying to Mr. Lutnick, with such acceptance of rights granted in reference to Mr. Gosin’s December 2021 transactions to the extent necessary to effectuate the foregoing (and otherwise Mr. Lutnick waived all remaining rights, which shall be cumulative). The aggregate estimated pre-tax value of these transactions is $10,340,015, less applicable taxes and withholdings, using a 57.38% tax rate for Mr. Lutnick.

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

Howard W. Lutnick, Chairman

On December 28, 2021, Newmark awarded to Howard W. Lutnick, the Company’s Chairman and principal executive officer, a one-time $50 million bonus award in consideration of his efforts in delivering superior financial results. A cash payment of $20 million of this award occurred in 2021. Mr. Lutnick has advised that he intends to use the after-tax amount received in 2021 with respect to this bonus to purchase shares of our Class A common stock in the open market, and to date he has purchased approximately $8.5 million of our shares in the open market in connection therewith. The remaining amount of Mr. Lutnick's bonus will be paid in equal payments over the next three years. These efforts included his management of the Company and success in creating value for the Company’s stockholders in connection with structuring, hedging, and monetizing the Nasdaq, Inc. common stock held by the Company and the significant amount of income earned by the Company related to these activities and the significant increase in value of such Nasdaq Shares over time. The Lutnick bonus award was approved by the Compensation Committee of Newmark’s board of directors.

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

Sublease to BGC
On May 15 2020, BGC U.S. OpCo ("BGC") entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which was approved by the Newmark Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. In connection with the sublease, in connection with the sublease, Newmark received $0.5 million and $0.8 million for both years ended December 31, 2021 and 2020, respectively.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9444 as of December 31, 2021. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.
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

On October 28, 2021, Cantor purchased from Newmark Holdings an aggregate of (i) 299,910 exchangeable limited partnership interests for aggregate consideration of $975,064 as a result of the redemption of 299,910 founding partner interests, and (ii) 523,284 exchangeable limited partnership interests for aggregate consideration of $1,898,363 as a result of the exchange of 523,284 founding partner interests. As of December 31, 2021 there were no founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

Special Purpose Acquisition Company
As previously reported, in April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of our executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC and December 31, 2022. As of December 31, 2021 there was no outstanding balance on this Pre-IPO loan.

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

Our GSE origination business is impacted by the lending caps imposed by the Federal Housing Finance Agency (the “FHFA”). On November 17, 2020, the FHFA announced that the 2021 multifamily loan purchase caps for Fannie Mae and Freddie Mac were $70 billion for each GSE. The cap structure allows the GSEs to offer a combined total of no more than $140 billion in lending support to the multifamily market in 2021, as compared to the $159 billion delivered in 2020. On October 13,

2021, the FHFA announced that the 2022 multifamily loan purchase caps will be $78 billion for each GSE, for a combined total of $156 billion. The 2022 caps are based on FHFA's projections of the overall growth of the multifamily originations market. The 2021 and 2022 caps require at least 50% of the Enterprises' multifamily business to be mission-driven, affordable housing. FHFA will also require at least 25% of the GSE's 2022 multifamily business be affordable to residents at or below 60% of area median income (AMI), up from 20% in 2021. Newmark's multi-family debt origination and mortgage brokerage volumes increased 129.8% to $30.1 billion for the year ended December 31, 2021.

Economic Outlook in the United States
COVID-19 adversely affected the economic outlook beginning in March of 2020. Following a 3.5% contraction in 2020, the U.S. economy expanded by 5.7% in 2021, in contrast to a decrease of 3.4 percent in 2020, according to a preliminary estimate from the U.S. Department of Commerce. The consensus is for U.S. gross domestic product to expand by 3.7% in 2022 and 2.5% in 2023, according to a recent Bloomberg survey of economists.

According to a preliminary report from the Bureau of Labor Statistics, the monthly average of nonfarm payroll employment increased by approximately 550,000 on a net basis during 2021, which was the highest such annual figure since record keeping began. The unemployment rate declined to 3.9% in December 2021 from a high of 14.8 % in April of 2020, but still 40 basis points higher than in February 2020.

The ten-year Treasury yield increased by approximately 60 basis points to 1.51% as of December 31, 2021 versus the year-earlier date. Ten-year Treasury yields have remained well below their 50-year average of approximately 6.07%. On January 25 and 26, 2022 , the Federal Open Market Committee (“FOMC”) decided to maintain the target range for the federal funds rate at 0.0% to 0.25% through the end of 2022. As the U.S. has recorded its fastest pace of price increases since the early 1980s, the committee indicated that it was time to raise interest rates, but also that any decisions would depend on a meeting-by-meeting analysis of inflation and other data. Fed officials said that the strength of the economy and the high current pace of inflation would warrant raising rates quicker than the once-per-quarter pace seen during the tightening cycle that began in 2015.The FOMC also stated that it plans to reduce the nearly $9 trillion portfolio of securities it holds, including agency mortgage-backed securities and U.S. Treasuries. These securities were purchased as part of the Fed's quantitative easing program designed hold down long-term interest rates. Economists therefore generally expect U.S. interest rates to increase versus where they were in 2020 and 2021, but to remain relatively low by historical standards for the foreseeable future. For example, as February 16, 2021, the Bloomberg consensus was for the ten-year Treasury yield to be 2.21% and 2.47% by the end of 2022 and 2023, respectively.

Market Statistics
According to preliminary estimates from CoStar, value-weighted prices for U.S. commercial real estate were up by 16.1% in the year ended December 31, 2021 and were now 25.8% higher than in February 2020, before the onset of the global pandemic. These price increases were across all major property types, particularly multifamily and industrial. Real Capital Analytics (“RCA”) currently estimates that 2021 U.S. investment sales grew by over 88% year-on-year and by 35% versus 2019. In comparison, our annual investment sales volumes were up by 83% year-on-year and by 74% versus 2019.

According to preliminary estimates made on February 14, 2022 by the Mortgage Bankers Association (“MBA”) , originations of commercial/multifamily loans of all types increased by 67% in 2021 and by 17% versus 2019. In comparison, Newmark generated its largest-ever annual volumes from mortgage brokerage and originations (together, "total debt"), which were up by 113% year-on-year and by 64% versus 2019.

Newmark’s loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volumes decreased by 17% in 2021 compared with 2020, per the MBA. In comparison, Newmark's origination volumes declined by 20.2%. However, its total debt volumes in multifamily were up by 129.8%, as the Company continued its market leading growth while helping clients navigate reduced GSE lending caps. Certain GSE multifamily volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by Newmark and its competitors by 30 to 45 days.

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
•Management Services, Servicing Fees and Other. We provide commercial services to tenants and landlords. In this business, we provide property and facilities management services along with project management, valuation and advisory services and other consulting services, as well as technology, to customers who may also utilize our commercial real estate brokerage services, and flexible workspace solutions. Servicing fees are derived from the servicing of loans originated by us as well as loans originated by third parties.

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

See Note 3 — “Summary of Significant Accounting Policies” and Note 18 — “Leases” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K , for further information.

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

See Note 3 — “Summary of Significant Accounting Policies” and Note 23 — “Financial Guarantee Liability" to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K , for further information.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Leasing and other commissions	$826,942	28.5%	$513,842	27.0%	$854,780	38.5%
Capital markets	938,305	32.3	454,106	23.8	541,255	24.4
Gains from mortgage banking activities/originations, net	225,481	7.8	310,914	16.3	198,085	8.9
Management services, servicing fees and other	915,715	31.5	626,136	32.9	624,012	28.1
Total revenues	2,906,443	100.0	1,904,998	100.0	2,218,132	100.0
Expenses:
Compensation and employee benefits	1,828,887	62.9	1,147,360	60.2	1,275,988	57.5

Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	356,345	12.3	130,759	6.9	258,836	11.7
Total compensation and employee benefits	2,185,232	75.2	1,278,119	67.1	1,534,824	69.2
Operating, administrative and other	553,623	19.0	294,405	15.5	361,857	16.3
Fees to related parties	23,789	0.8	22,573	1.2	25,025	1.1
Depreciation and amortization	121,729	4.2	141,193	7.4	131,144	5.9
Total operating expenses	2,884,373	99.2	1,736,290	91.1	2,052,850	92.5
Other income/(loss), net	1,232,495	42.4	15,290	0.8	80,954	3.6
Income from operations	1,254,565	43.2	183,998	9.7	246,236	11.1
Interest (expense) income, net	(33,473)	(1.2)	(37,728)	(2.0)	(32,088)	(1.4)
Income before income taxes and noncontrolling interests	1,221,092	42.0	146,270	7.7	214,148	9.7
Provision for income taxes	242,958	8.4	36,993	1.9	52,436	2.4
Consolidated net income	978,134	33.7	109,277	5.7	161,712	7.3
Less: Net income attributable to noncontrolling interests	227,406	7.8	29,217	1.5	44,407	2.0
Net income available to common stockholders	$750,728	25.8%	$80,060	4.2%	$117,305	5.3%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Year Ended December 31,
	2021		2020		2019
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$312,718	10.8%	$69,041	3.6%	$181,714	8.2%
Allocations of net income to limited partnership units and FPUs	55,183	1.9	30,461	1.6	50,410	2.3
Limited partnership units amortization	(28,351)	(1.0)	18,692	1.0	21,508	1.0
RSU amortization	16,795	0.6	12,565	0.7	5,204	0.2
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$356,345	12.3%	$130,759	6.9%	$258,836	11.7%

Year ended December 31, 2021 compared to the year ended December 31, 2020

Revenues

Leasing and Other Commissions
Leasing and other commission revenues increased by $313.1 million, or 60.9%, to $826.9 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, due to greatly increased demand across all major property types, in particular, strength in office led by life science, and industrial.

Capital Markets
Capital markets revenue increased by $484.2 million, or 106.6%, to $938.3 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Newmark's overall notional volumes from investment sales, mortgage brokerage, and multifamily originations increased by 92.8% to $138.4 billion.

Gains from Mortgage Banking Activities/Originations, Net
Gains from mortgage banking activities, net decreased by $85.4 million, or 27.5%, to $225.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily due to a $58.4 million decline in non-cash OMSR revenues. The Company helped its clients navigate lower GSE multifamily loan activity by placing a record amount of their multifamily debt with non-agency lenders.

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased $289.6 million, or 46.2%, to $915.7 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The growth was led by strong improvements from Global Corporate Services, Valuation & Advisory, and Servicing Fees, as well as the addition of Knotel, as the Company continued to invest in these recurring and predictable businesses. Valuation and Advisory was up 46.5% to $157.0 million, by productivity gains from our Ngage technology platform.

Expenses
Compensation and Employee Benefits

Compensation and employee benefits expense increased by $681.5 million, or 59.4%, to $1,828.9 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase for the year primarily resulted from variable compensation related to the increase in commission-based revenue and $203.8 million of expense related to the 2021 Equity Event.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $225.6 million, or 172.5%, to $356.3 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 largely as a result of the 2021 Equity Event.

Operating, Administrative and Other
Operating, administrative and other expenses increased $259.2 million, or 88.0%, to $553.6 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to increased pass-through expenses tied to non-fee revenues, higher expenses related to the resumption of normalized business activity, and the impact of acquisitions.

Fees to Related Parties
Fees to related parties increased by $1.2 million, or 5.4%, to $23.8 million, for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2021 decreased by $19.5 million, or 13.8%, to $121.7 million as compared to the year ended December 31, 2020 due to a decrease in MSR valuation allowance.

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. The MSR valuation allowance decreased by $21.1 million for the year ended December 31, 2021 as compared to a $15.2 million increase for the year ended December 31, 2020. For the year ended December 31, 2021 and 2020 our expenses included $110.9 million and $96.0 million, respectively, of MSR scheduled amortization.

Other Income (loss), Net
Other income (loss), net in the year ended December 31, 2021 was primarily related to $1,203.1 million of gains from the acceleration of the Nasdaq Earn-out and realized and unrealized gains on marketable securities. Additionally, the Company recorded $27.8 million of non-cash gain related to acquisitions during the year ended December 31, 2021, partially offset by a realized loss on the Nasdaq Forward of $12.4 million.

Other income (loss), net of $15.3 million in the year ended December 31, 2020 was primarily related to $121.9 million of income related to the Nasdaq Earn-out, partially offset by losses of $84.2 million relating to non-marketable investments carried under the measurement alternative, $11.6 million of equity losses from Real Estate LP and $13.7 million of mark-to market losses on the Nasdaq Forwards.

Interest (Expense) Income, Net
Interest expense, net decreased by $4.3 million, or 11.3%, to $33.5 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to lower outstanding debt balances.

Provision for Income Taxes
Provision for income taxes increased by $206.0 million, to $243.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily driven by higher pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $198.2 million, to $227.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to higher earnings.

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

Operating, Administrative and Other
Operating, administrative and other expenses decreased by $67.5 million, or 18.6%, to $294.4 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019 due to our cost savings initiatives.

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

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. For the years ended December 31, 2020 and 2019, our revenue included $194.8 million and $109.2 million, respectively, our expenses included $111.3 million and $101.5 million of MSR amortization, respectively. The MSR amortization increased due to higher scheduled amortization as a result of growth in the book value of the MSRs.

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

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities, and Nasdaq shares are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of December 31, 2021, our long-term debt consists of our 6.125% Senior Notes with a carrying amount of $545.2 million.

Financial Position
Total assets were $5.2 billion at December 31, 2021 and $4.0 billion at December 31, 2020.

Total liabilities were $3.5 billion at December 31, 2021 and $3.0 billion at December 31, 2020.

Liquidity
At December 31, 2021, we had total liquidity of $575.9 million, which consisted of $191.3 million of Cash and Cash Equivalents, and 2.5 million shares of Nasdaq common stock valued at $524.6 million, net of $140.0 million of borrowings against the Nasdaq shares. We have a $465.0 million undrawn revolving credit facility and no net debt as of December 31, 2021. We expect to generate cash flows from operations to fund our business and to meet our short-term liquidity requirements, which we define as the next twelve months. As of February 25, 2022, we held approximately 1.1 million shares of Nasdaq common stock valued at $187.2 million.

Long-term debt
Long-term debt consisted of the following (in thousands):

	December 31,
	2021	2020
6.125% Senior Notes	$545,239	$542,772
Credit Facility	—	137,613
Total	$545,239	$680,385

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

Credit Facility
On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent. The Credit Agreement was amended on February 26, 2020 to increase the size of the facility and extend the maturity date to February 26, 2023. The Amended Credit Agreement provided for a $425.0 million three-year unsecured senior revolving credit facility. The Credit Agreement was again amended on March 16, 2020 to increase the size of the facility. The Amended Credit Agreement provides for a $465.0 million three-year unsecured senior revolving credit facility. As of December 31, 2021, there were no outstanding borrowings under this credit agreement. Borrowings under the Amended Credit Facility will bear an annual interest equal to, at Newmark’s option, either (a) London Interbank Offered Rate (“LIBOR”) for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%. The applicable margin is 1.75% with respect to LIBOR borrowings and 0.75% with respect to base rate borrowings, both of which can be up to 0.50% higher depending upon Newmark’s credit rating. The Amended Credit Facility also provides for an unused facility fee. In July of 2021, Newmark paid down the balance of the Credit Facility in the amount of $140.0 million.

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of December 31, 2021, and December 31, 2020 there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of December 31, 2021, Newmark had $1.5 billion of committed loan funding available through three commercial banks and an uncommitted $700.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of December 31, 2021 and December 31, 2020, respectively, we had $1.1 billion and $1.1 billion outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying consolidated balance sheets.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used in) operating activities	$(48,709)	$(777,694)	$986,761
Add back:
Loan originations - loans held for sale	9,142,148	12,374,231	8,783,225
Loan sales - loans held for sale	(9,177,733)	(11,527,010)	(9,563,973)
Unrealized gains on loans held for sale	21,259	24,295	5,174
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)(2)(3)	$(63,035)	$93,822	$211,187
(1) Includes payments for corporate taxes in the amount of $99.4 million, $80.3 million, and $95.1 million for the years ended December 31, 2021, 2020 and 2019 respectively.
(2) Includes payments for new hires and producers of $17.4 million, $72.7 million, and $157.0 million for the years ended December 31, 2021, 2020 and 2019 , respectively.
(3) Reflects $484.4 million of cash used with respect to the 2021 Equity Event. Of this amount, $203.4 million related to the 16.3 million reduction in fully diluted shares, and $280.9 million related to amounts paid on behalf of, or to partners for withholding taxes related to unit exchanges and/or redemptions, cash paid for redemption of HDUs, and other items. Not including these uses of cash, net cash provided by operating activities excluding loan originations and sales would have been $421.4 million for the year ended December 31, 2021.
Cash Flows for the Year Ended December 31, 2021
For the year ended December 31, 2021, we used $48.7 million of cash from operations. However, excluding activity from loan originations and sales cash used from operating activities for the year ended December 31, 2021 was $63.0 million. The $63.0 million reflects $484.4 million of cash used with respect to the 2021 Equity Event to reduce our fully diluted share count and for amounts paid on behalf of or to partners for withholding taxes related to unit exchanges and/or redemptions, cash paid for redemption of HDUs, and other items. But for these uses of cash, net cash provided by operating activities for the year ended December 31, 2021 would have been $421.4 million. Cash provided by investing activities was $453.1 million, primarily related to $551.1 million of proceeds from the sale of marketable securities, partially offset by $69.8 million of payments for acquisitions, net of cash acquired. Cash used in financing activities of $396.3 million primarily related to $290.5 million of treasury stock repurchases.

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

Credit Ratings
    As of December 31, 2021, our public long-term credit ratings and associated outlooks are as follows:

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

Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying consolidated financial statements. As of December 31, 2021, Newmark has met all capital requirements. As of December 31, 2021, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $400.5 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of December 31, 2021 and December 31, 2020, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2021 and December 31, 2020, outstanding borrower advances were $0.9 million and $0.8 million, respectively, and are included in “Other assets” in our accompanying consolidated balance sheets.

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

Equity
Repurchase Program
On February 17, 2021, our Board increased its authorized share repurchases of Newmark Class A Common stock and purchases of limited partnership interests in Newmark's subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the year ended December 31, 2021, Newmark repurchased 20,237,430 shares of Class A common stock, at an average price of $14.37. As of December 31, 2021, Newmark had $165.0 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's unit redemptions and share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares Newmark's Class A common stock. The gross unit redemptions and share repurchases of Newmark's Class A common stock during the year ended December 31, 2021 were as follows (in thousands except units, shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Redemptions
January 1, 2021 - March 31, 2021	—	$—
April 1, 2021 - June 30, 2021	167,894	$11.91
July 1, 2021 - September 30, 2021	—	—
October 1, 2021 - December 31, 2021	—	$—

Total Redemptions	167,894	$11.91
Repurchases
January 1, 2021 - March 31, 2021	879,243	$10.58
April 1, 2021 - June 30, 2021	3,613,098	$12.81
July 1, 2021 - September 30, 2021	6,307,802	$13.34
October 1, 2021 - October 31, 2021	3,064,959	$14.71
November 1, 2021 - November 30, 2021	2,085,492	$16.20
December 1, 2021 - December 31, 2021	4,286,836	$16.77
Total Repurchases	20,237,430	$14.37
Total Redemptions and Repurchases	20,405,324	$14.35	$165,017

On February 10, 2022, the Board and Audit Committee authorized the $400.0 million Newmark share repurchase and unit redemption Authorization, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities.

Fully Diluted Share Count
Our fully diluted weighted-average share count follows (in thousands):

	December 31,
	2021	2020
Common stock outstanding(1)	190,179	179,106
Partnership units(2)	68,142	85,160
RSUs (Treasury stock method)	4,309	355
Newmark exchange shares	1,324	230
Total(3)	263,954	264,851
(1)Common stock consisted of Class A shares and Class B shares. For the year ended December 31, 2021, the weighted-average number of Class A shares was 190.2 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor units, (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 24.6 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the year ended December 31, 2021, the weighted-average share count includes 68.1 million potentially anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) share count were as follows (in thousands):

	December 31,
	2021	2020
Common stock outstanding	189,558	182,461
Partnership units	52,825	79,666
Newmark RSUs	5,966	—
Newmark exchange shares	1,957	226
Other	378	363
Total	250,684	262,716

Contingent Payments Related to Acquisitions
Newmark completed acquisitions for which there is contingent cash consideration of $12.0 million. The contingent cash liability is recorded at fair value as deferred consideration on our accompanying consolidated balance sheets.

Equity Method Investments
Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of December 31, 2021, Newmark had $88.3 million in this equity method investment, which represents a 27% ownership in Real Estate LP.

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

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2021, we have issued 1.4 million shares of our Class A common stock under this registration statement.

As of December 31, 2021 and December 31, 2020, Newmark was committed to fund approximately $0.3 billion and $0.4 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

Commitments and Contingencies

(a)Contractual Obligations and Commitments

The following table summarizes certain of Newmark's contractual obligations at December 31, 2021 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$805,168	$113,822	$218,878	$197,704	$274,764
Warehouse facilities(2)	1,050,693	1,050,693	—	—	—
Long-term debt(3)	550,000	—	550,000	—	—
Interest on long-term debt(4)	65,428	34,949	30,479	—	—
Interest on warehouse facilities(5)	1,051	1,051	—	—	—
Total	$2,472,340	$1,200,515	$799,357	$197,704	$274,764
(1)Operating lease are related to rental payments under various non-cancelable leases principally for office space.
(2)Warehouse facilities are collateralized by $1,050.7 million of loans held for sale, at fair value (See Note 21 - “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises” to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K) which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.
(3)Long-term debt reflects long-term borrowings of $550.0 million 6.125% Senior Notes. The carrying amount of these notes was approximately $545.2 million. Long-term debt also includes borrowings under the Credit Facility, which is assumed to be outstanding until the maturity date of the Credit Facility. The carrying amount of the borrowing under the Credit Facility is $0.0 million. (See Note 22 - “Long-Term Debt” to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.)
(4)Reflects interest on the $550.0 million 6.125% Senior Notes until their maturity date of November 15, 2023.
(5)Interest on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises was projected by using the 1-month LIBOR rate plus their respective additional basis points, primarily 130 basis points above LIBOR, or SOFR and 115 basis points above SOFR, applied to their respective outstanding balances as of December 31, 2021, through their respective maturity dates. Their respective maturity dates range from June 2022 to October 2022, while one line has an open maturity date. The notional amount of these committed and uncommitted warehouse facilities was $2.2 billion at December 31, 2021. One of the warehouse lines established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month LIBOR plus 180 bps. There were no outstanding draws on this sublimit at December 31, 2021. Another warehouse line was temporarily increased by $300.0 million to $900.0 million for the period December 1, 2020 to February 1 2021.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of December 31, 2021 and December 31, 2020, the aggregate balance of employee loans, net of reserve, was $453.3 million and $454.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2021, 2020 and 2019 were $79.4 million, $73.6 million and $39.0 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying consolidated statements of operations.

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

During the year ended December 31, 2021, there was a decrease of $0.2 million in our reserves. These reserves were based on macroeconomic forecasts are critical inputs into our model and material movements in variables such as, the U.S. unemployment rate and U.S. GDP growth rate could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Newmark entered into variable postpaid forward contracts as a result of the Nasdaq Forwards. These contracts qualify as derivative financial instruments. The Nasdaq Forwards provide Newmark with the ability to redeem the EPUs for Nasdaq stock, and as these instruments are not legally detachable, they represent single financial instruments. The financial instruments’ EPU redemption feature for Nasdaq shares is not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instruments, and, therefore, it represents an embedded derivative that is required to be bifurcated and recorded at fair value on our accompanying consolidated balance sheets, with all changes in fair value recorded as a component of “Other income (loss), net” on our accompanying consolidated statements of operations. See Note 11 — “Derivatives”, to our accompanying consolidated financial statements in Part I, Item 8 of this Annual Report on Form 10-K for additional information.

Recent Accounting Pronouncements
See Note 1 — “Organization and Basis of Presentation”, to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K , for information regarding recent accounting pronouncements.

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

Our near-term capital allocation priorities are to return capital to stockholders through share and unit repurchases and to invest in growth and margin expansion at attractive returns.

Traditionally, our dividend policy provided that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share. Beginning in the first quarter of 2020, and for all of the quarterly periods in 2020 and thus far in 2021, the Board reduced the quarterly dividend to $0.01 per share out of an abundance of caution in order to strengthen the Company’s balance sheet as the real estate markets faced difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. Additionally, beginning with the first quarter 2020, Newmark Holdings reduced its distributions to or on behalf of its partners. As Newmark’s financial condition has improved substantially year-over-year, and as the economy has rebounded, the Company has repurchased and/or redeemed a meaningful number of shares and/or units thus far in 2021 as part of its overall capital return policy. See Note 6 “Stock Transactions and Unit Redemptions” to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.

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

Interest Rate Risk
Newmark had $545.2 million of fixed rate 6.125% Senior Notes outstanding as of December 31, 2021. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had no amounts outstanding under its Credit Facility as of December 31, 2021. The interest rate on the Credit Facility is based upon LIBOR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR or SOFR. 30-day LIBOR as of December 31, 2021 and 2020 was 10 basis points and 14 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by $22.9 million based on our escrow balance as of December 31, 2021 compared to $13.3 million based on our escrow balance as of December 31, 2020. A decrease in 30-day LIBOR to zero would decrease our annual earnings by $2.3 million based on the escrow balances as of December 31, 2021 and by $1.9 million based on our escrow balances as of December 31, 2020.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by $10.6 million based on our outstanding balances as of December 31, 2021 compared to $10.6 million based on our outstanding balances as of December 31, 2020. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $1.1 million based on our outstanding warehouse balance as of December 31, 2021 and by $1.5 million as of December 31, 2020.

Market Risk
We have investments in marketable equity securities, which are publicly-traded, and which had a fair value of $524.6 million and $33.3 million as of December 31, 2021 and December 31, 2020, respectively. These include shares of common stock of Nasdaq. As of February 25, 2022, Newmark held approximately 1.1 million shares of Nasdaq worth approximately $187.2 million

Investments in marketable securities carry a degree of risk, as there can be no assurance that the marketable securities will not lose value and, in general, securities markets can be volatile and unpredictable. As a result of these different market risks, our holdings of marketable securities could be materially and adversely affected. We may seek to minimize the effect of price changes on a portion of our investments in marketable securities through the use of derivative contracts. However, there can be no assurance that our hedging activities will be adequate to protect us against price risks associated with our investments in marketable securities. See Note 7 — “Marketable Securities” and Note 11 — “Derivatives” to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further information regarding these investments and related hedging activities. Each $1 change in the price of Nasdaq, will impact the value of shares held by $2.5 million based on the number of shares held as of December 31, 2021. Additionally the 2.5 million shares of Nasdaq equity we held as of December 31, 2021 are more than an average trading days volume and therefore there is additional market risk that we will not be able to liquidate this position in an orderly manner if the market for Nasdaq equity shares is under pressure.
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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Newmark Group, Inc (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as applicable and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Mortgage Servicing Rights, net
Description of the Matter
At December 31, 2021, the Company’s Mortgage Servicing Rights, net (“MSRs”) were $550.3 million. As discussed in Note 3 and Note 15 to the consolidated financial statements, the Company initially recognizes and measures the rights to service mortgage loans at fair value and subsequently measures them using the amortization method. MSRs are assessed for impairment, at least on an annual basis, based upon the fair value of those rights as compared to the amortized cost. Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows.

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
February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Newmark Group, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Newmark Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Knotel, Inc. and Space Management which is included in the 2021 consolidated financial statements of the Company and constituted 5.87% and 5.17% of total assets, 2.36% and 2.38% of net assets, respectively as of December 31, 2021 and 1.91% and 1.62% of revenues and (3.49%) and (0.04%) of net income, respectively for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Knotel, Inc. and Space Management.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 28, 2022

NEWMARK GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$191,332	$191,448
Restricted cash	75,168	66,951
Marketable securities	524,569	33,283
Loans held for sale, at fair value	1,072,479	1,086,805
Receivables, net	569,206	376,795
Receivables from related parties	8,262	—
Other current assets (see Note 19)	83,337	63,790
Total current assets	2,524,353	1,819,072
Goodwill	657,131	560,332
Mortgage servicing rights, net	550,302	494,729
Loans, forgivable loans and other receivables from employees and partners, net	453,345	454,270
Right-of-use assets	606,634	190,469
Fixed assets, net	135,756	96,367
Other intangible assets, net	76,199	44,289
Other assets (see Note 19)	212,481	322,922
Total assets	$5,216,201	$3,982,450
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$1,050,693	$1,061,202
Accrued compensation	462,533	279,872
Accounts payable, accrued expenses and other liabilities (see Note 29)	528,746	326,548
Repurchase agreements and securities loaned	140,007	33,278
Payables to related parties	10,762	4,392
Total current liabilities	2,192,741	1,705,292
Long-term debt	545,239	680,385
Right-of-use liabilities	586,069	218,629
Other long-term liabilities (see Note 29)	207,012	436,952
Total liabilities	3,531,061	3,041,258
Commitments and contingencies (see Note 31)
Redeemable partnership interests	20,947	20,045
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 194,046,885 and 167,604,348 shares issued at December 31, 2021 and December 31, 2020, respectively, and 168,272,371 and 161,175,894 shares outstanding at December 31, 2021 and December 31, 2020, respectively	1,940	1,676
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at December 31, 2021 and December 31, 2020, convertible into Class A common stock	212	212
Additional paid-in capital	487,447	351,450
Retained earnings	1,079,661	342,764
Contingent Class A common stock	1,572	1,572
Treasury stock at cost: 25,774,514 and 5,498,228 shares of Class A common stock at December 31, 2021 and December 31, 2020, respectively	(290,174)	(40,531)
Accumulated other comprehensive loss	(2,731)	(2,094)
Total stockholders’ equity	1,277,927	655,049
Noncontrolling interests	386,266	266,098
Total equity	1,664,193	921,147
Total liabilities, redeemable partnership interests, and equity	$5,216,201	$3,982,450

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Commissions	$1,765,247	$967,948	$1,396,035
Gains from mortgage banking activities/originations, net	225,481	310,914	198,085
Management services, servicing fees and other	915,715	626,136	624,012
Total revenues	2,906,443	1,904,998	2,218,132
Expenses:
Compensation and employee benefits	1,828,887	1,147,360	1,275,988
Equity-based compensation and allocations of net income to limited partnership units and FPUs	356,345	130,759	258,836
Total compensation and employee benefits	2,185,232	1,278,119	1,534,824
Operating, administrative and other	553,623	294,405	361,857
Fees to related parties	23,789	22,573	25,025
Depreciation and amortization	121,729	141,193	131,144
Total operating expenses	2,884,373	1,736,290	2,052,850
Other (loss) income, net	1,232,495	15,290	80,954
Income from operations	1,254,565	183,998	246,236
Interest expense, net	(33,473)	(37,728)	(32,088)
Income before income taxes and noncontrolling interests	1,221,092	146,270	214,148
Provision for income taxes	242,958	36,993	52,436
Consolidated net income	978,134	109,277	161,712
Less: Net income attributable to noncontrolling interests	227,406	29,217	44,407
Net income available to common stockholders	$750,728	$80,060	$117,305
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$744,528	$70,281	$104,406
Basic earnings per share	$3.91	$0.39	$0.59
Basic weighted-average shares of common stock outstanding	190,179	179,106	177,774
Fully diluted earnings per share
Net income for fully diluted shares	$744,528	$70,281	$108,160
Fully diluted earnings per share	$3.80	$0.39	$0.58
Fully diluted weighted-average shares of common stock outstanding	195,813	179,690	185,016
(1)Includes a reduction for dividends on preferred stock or EPUs in the amount of $6.2 million, $9.8 million and $12.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. (see Note 1 — “Organization and Basis of Presentation”).
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Consolidated net income	$978,134	$109,277	$161,712
Foreign currency translation adjustments	(832)	(2,178)	—
Comprehensive income, net of tax	977,302	107,099	161,712
Less: Comprehensive income attributable to noncontrolling interests, net of tax	227,406	29,217	44,407
Comprehensive income available to common stockholders	$749,896	$77,882	$117,305

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
January 1, 2019	$1,570	$212	$285,071	$3,250	$(486)	$277,952	$—	$489,230	$1,056,799
Consolidated net income	—	—	—	—	—	117,305	—	44,407	161,712
Dividends to common stockholders	—	—	—	—	—	(69,245)	—	—	(69,245)
Preferred dividend on exchangeable preferred partnership units	—	—	—	—	—	(12,900)	—	12,900	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(73,646)	(73,646)
Grant of exchangeability, redemption and issuance of Class A common stock, 3,867,127 shares	38	—	30,607	(1,789)	—	—	—	(30,758)	(1,902)
Repurchase of 4,518,002 shares of Class A Common Stock	—	—	—	—	(34,408)	—	—	(7,692)	(42,100)
Redemption of EPU's	—	—	—	—	—	—	—	(93,480)	(93,480)
Other	—	—	2,487	—	—	—	—	—	2,487
December 31, 2019	$1,608	$212	$318,165	$1,461	$(34,894)	$313,112	$—	$340,961	$940,625
Consolidated net income	—	—	—	—	—	80,060	—	29,217	109,277
Foreign currency transaction adjustments	—	—	—	—	—	—	(1,776)	(402)	(2,178)
Cumulative effect of credit loss standard adoption	—	—	—	—	—	(17,458)	—	(3,655)	(21,113)
Dividends to common stockholders	—	—	—	—	—	(23,171)	—	—	(23,171)
Preferred dividend on exchangeable preferred partnership units	—	—	—	—	—	(9,779)	—	9,779	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(22,365)	(22,365)
Grant of exchangeability, redemption and issuance of Class A common stock, 5,840,659 shares	68	—	24,747	—	—	—	—	3,958	28,773
Repurchase of 930,226 shares of Class A Common Stock	—	—	—	—	(5,637)	—	—	(1,180)	(6,817)
Issuance and redemption of limited partnership units including contingent units	—	—	266	111	—	—	—	(377)	—
Restricted stock units compensation	—	—	7,648	—	—	—	—	3,642	11,290
Redemption of EPU's	—	—	—	—	—	—	—	(93,480)	(93,480)
Other	—	—	624	—	—	—	(318)	—	306
December 31, 2020	$1,676	$212	$351,450	$1,572	$(40,531)	$342,764	$(2,094)	$266,098	$921,147
Consolidated net income	—	—	—	—	—	750,728	—	227,406	978,134
Foreign currency translation adjustments	—	—	—	—	—	—	(637)	(195)	(832)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPU's, 1,831,924 units	—	—	—	—	—	—	—	6,898	6,898
Dividends to common stockholders	—	—	—	—	—	(7,631)	—	—	(7,631)
Non-Controlling interest in Deskeo	—	—	—	—	—	—	—	13,464	13,464
Issuance of Class A common stock for acquisition	—	—	2,577	—	—	—	—	423	3,000
Preferred dividend on EPUs	—	—	—	—	—	(6,200)	—	6,200	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	1,805	1,805
Grant of exchangeability, redemption and issuance of Class A common stock, 27,333,907 shares	264	—	104,121	—	—	—	—	61,259	165,644
Contributions of capital to and from Cantor for equity-based compensation	—	—	19,348	—	—	—	—	8,664	28,012
Repurchase of 20,237,430 shares of Class A Common Stock	—	—	—	—	(249,643)	—	—	(40,541)	(290,184)
Restricted stock units compensation	—	—	9,951	—	—	—	—	2,181	12,132
Redemption of EPU's	—	—	—	—	—	—	—	(167,396)	(167,396)
Balance, December 31, 2021	$1,940	$212	$487,447	$1,572	$(290,174)	$1,079,661	$(2,731)	$386,266	$1,664,193

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (Continued)

	Year Ended December 31,
	2021	2020	2019
Dividends declared per share of common stock	$0.04	$0.13	$0.40
Dividends declared and paid per share of common stock	$0.04	$0.13	$0.39

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$978,134	$109,277	$161,712
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on originated mortgage servicing rights	(147,789)	(193,913)	(103,160)
Depreciation and amortization	121,729	141,193	131,144
Nasdaq earn-out recognition	(1,108,012)	(121,906)	(98,580)
Provision/(reversals) for/of credit losses on the financial guarantee liability	(3,592)	11,632	—
Provision for doubtful accounts	6,338	4,668	1,817
Equity-based compensation and allocation of net income to limited partnership units and FPUs	356,345	130,759	258,836
Employee loan amortization	79,418	73,596	38,987
Deferred tax (benefit) provision	118,649	419	(27,852)
Non-cash changes in acquisition related earn-outs	415	(9,916)	728
Unrealized (gains) on loans held for sale	(21,259)	(24,295)	(5,174)
Unrealized gain on investment	(27,825)	—	—
(Gains) Loss from an equity method investment	—	11,562	(7,250)
Realized (gain) loss on marketable securities	(24,468)	2,204	(4,056)
Unrealized gain on marketable securities	(77,266)	(5,004)	(11,303)
Realized loss (gains) on non-marketable investments	(1,590)	84,186	(12,159)
Change in valuation of derivative asset	12,475	13,680	51,117
Loan originations—loans held for sale	(9,142,148)	(12,374,231)	(8,783,225)
Loan sales—loans held for sale	9,177,733	11,527,010	9,563,973
Other	3,610	3,405	4,260
Consolidated net income, adjusted for non-cash and non-operating items	300,897	(615,674)	1,159,815
Changes in operating assets and liabilities:
Receivables, net	(191,271)	123,743	(52,021)
Loans, forgivable loans and other receivables from employees and partners	(78,493)	(127,917)	(161,897)
Right of use asset	41,508	11,192	(19,481)
Receivable from related parties	(8,262)	—	—
Other assets	8,858	21,764	(93,823)
Accrued compensation	(83,237)	(75,369)	39,959
Right of use liability	(34,676)	(7,029)	72,947
Accounts payable, accrued expenses and other liabilities	(4,399)	(82,415)	17,829
Payables to related parties	366	(25,989)	23,433
Net cash (used in) provided by operating activities	(48,709)	(777,694)	986,761
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(69,755)	(5,850)	(33,939)
Distributions from equity method investment	—	90	8,560
Proceeds from the sale of marketable securities	551,064	34,738	32,606
Purchase of non-marketable investments	(8,500)	—	(28,000)
Purchase of debt securities	—	(12,754)	—
Purchases of fixed assets	(19,721)	(19,626)	(34,526)
Purchase of MSRs	—	(200)	(1,489)
Net cash (used in) provided by investing activities	453,088	(3,602)	(56,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	9,142,148	12,374,231	8,783,225
Principal payments on warehouse facilities	(9,152,656)	(11,522,677)	(9,545,964)
Proceeds from the sale of limited partnership interests	6,898	—	—
Settlement of pre-Spin-Off related party receivables	—	—	33,892
Borrowing of debt	55,000	365,000	155,000
Repayment of debt	(195,000)	(275,000)	(105,000)
Repurchase agreements and securities loaned	106,729	(3,457)	36,735
Redemption and repurchase of limited partnership interests	(2,000)	—	—
Treasury stock repurchases	(290,538)	(6,364)	(37,368)
Earnings distributions to limited partnership interests and other noncontrolling interests	(14,907)	(81,879)	(140,576)
Dividends to stockholders	(7,631)	(23,171)	(69,245)
Payments on acquisition earn-outs	(42,842)	(4,793)	(4,837)
Deferred financing costs	(1,479)	(4,067)	(1,368)
Net cash (used in) provided by financing activities	(396,278)	817,823	(895,506)

Net increase in cash and cash equivalents and restricted cash	8,101	36,527	34,466
Cash and cash equivalents and restricted cash at beginning of period	258,399	221,872	187,406
Cash and cash equivalents and restricted cash at end of period	$266,500	$258,399	$221,872

	Year Ended December 31,
Supplemental disclosures of cash flow information:	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$36,271	$40,640	$36,959
Taxes	$99,381	$80,288	$95,089
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$497,865	$37,808	$182,180
Treasury stock repurchase	$—	$453	$4,732
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

Acceleration of Nasdaq Earn-out
On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021 included in “Other (loss) income, net” for the year ended December 31, 2021 on the accompanying consolidated statement of operations. As of December 31, 2021, Newmark has 2,497,831 Nasdaq shares, with a fair value of $524.6 million.

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

(a)    Basis of Presentation

The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission and in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”). For the year ended December 31, 2019, Newmark changed the line item formerly known as “Allocations of net income and grant of exchangeability to limited partnership units and FPUs and issuance of common stock” to “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations and statements of cash flow. The change resulted in the reclassification of amortization charges related to equity-based awards, such as REUs and Restricted Stock Units (“RSUs”), from “Compensation and employee benefits” to

“Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

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

Transfers of cash, both to and from Cantor, as well as amounts due to Newmark from BGC are included in “Receivables from related parties or Payables to related parties” on the accompanying consolidated balance sheets and as part of the change in payments to and borrowings from related parties in the financing section prior to the Spin-Off and in the operating section after the Spin-Off on the accompanying consolidated statements of cash flows.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is part of the FASB’s disclosure framework project, whose objective and primary focus are to improve the effectiveness of disclosures in the notes to financial statements. The ASU eliminates, amends and adds certain disclosure requirements for fair value measurements. The FASB concluded that these changes improve the overall usefulness of the footnote disclosures for financial statement users and reduce costs for preparers. Certain disclosures are required to be applied prospectively and other disclosures need to be adopted retrospectively in the period of adoption. As permitted by the transition guidance in the ASU, Newmark early adopted eliminated and modified disclosure requirements as of September 30, 2018. The early adoption of this standard did not have an impact on the accompanying consolidated financial statements. The additional disclosure requirements were adopted by Newmark beginning January 1, 2020, and the adoption of these fair value measurement disclosures did not have an impact on Newmark’s accompanying consolidated financial statements. See Note 26 — “Fair Value of Financial Assets and Liabilities” for additional information.

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

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU amends guidance introduced or amended by ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326)-Measurement of Credit Losses on Financial Instruments, ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, and ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments to ASU No. 2016-13 clarify the scope of the credit losses standard and address guidance related to accrued interest receivable balances, recoveries, variable interest rates and prepayments, among other issues. With respect to amendments to ASU No. 2017-12, the guidance addresses partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, along with other issues. The clarifying guidance pertaining to ASU No. 2016-01 requires an entity to remeasure an equity security without a readily determinable fair value accounted for under the measurement alternative at fair value in accordance with guidance in ASC 820, Fair Value Measurement; specifies that equity securities without a readily determinable fair value denominated in nonfunctional currency must be remeasured at historical exchange rates; and provides fair value measurement disclosure guidance. Newmark adopted this standard on the required effective date beginning January 1, 2020. The adoption of the hedge accounting and the recognition and measurement guidance amendments did not have a material impact on the accompanying consolidated financial statements. See above for the impact of adoption of the amendments related to the credit losses standard.

In July 2019, the FASB issued ASU No. 2019-07, Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates. The guidance clarifies or improves the disclosure and presentation requirements of a variety of codification topics by aligning them with already effective SEC final rules, thereby eliminating redundancies and making the codification easier to apply. This ASU was effective upon issuance and did not have a material impact on the accompanying consolidated financial statements and related disclosures.

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

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU makes narrow-scope amendments related to various aspects pertaining to financial instruments and related disclosures by clarifying or improving the Codification. For the most part, the guidance was effective upon issuance, and the adoption of the standard did not have a material impact on the accompanying consolidated financial statements.

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

(c)    New Accounting Pronouncements
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from the London Interbank Offered Rate ("LIBOR") and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. Management is evaluating and planning for adoption of the new guidance, including forming a cross-functional LIBOR transition team to determine Newmark’s transition plan and facilitate an orderly transition to alternative reference rates, and continuing its assessment on the accompanying consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard became effective for Newmark beginning January 1, 2022 and can be applied using either a modified retrospective or a fully retrospective method of transition. The adoption of this guidance is not expected to have a material impact on the accompanying consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU requires companies to apply guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination, and, thus, creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations. The new standard will become effective for Newmark beginning January 1, 2023, can be applied prospectively for business combinations occurring on or after the effective date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying consolidated financial statements.

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The standard requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model. The guidance is aimed at increasing transparency about government assistance transactions that are not in the scope of other U.S. GAAP guidance. The ASU requires disclosure of the nature and significant terms and considerations of the transactions, the accounting policies used and the effects of those transactions on an entity’s financial statements. The new standard will become effective for Newmark’s financial statements issued for annual reporting periods beginning on January 1, 2022, can be applied prospectively or retrospectively, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the contribution ratio (as hereafter defined), which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of December 31, 2021, the exchange ratio equaled 0.9444.

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

Certain of these limited partnership units held by Newmark and BGC employees entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards and are included on the accompanyting consolidated balance sheets as part of "Accrued compensation",, and in accordance with U.S. GAAP guidance, Newmark records compensation expense for the awards based on the change in value at each reporting date on the accompanying consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

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

Exchangeable Preferred Limited Partnership Units
The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the four tranches, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through retained earnings on the accompanying consolidated statements of changes in equity and are reductions to “Net income available to common stockholders” for the purpose of calculating earnings per share. (See Note 1 — “Organization and Basis of Presentation” for additional information). As of December 31, 2021, there were no EPUs outstanding.

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued Compensation” on the accompanying consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of December 31, 2021 are exchangeable for 24.6 million shares of Newmark Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the exchange ratio at that time. As of December 31, 2021, the exchange ratio equaled 0.9444.

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

Financial guarantee liability:
Newmark's adoption of ASC 326 impacted the expected credit loss reserving methodology for the financial guarantee liability provided to Fannie Mae under the Delegated Underwriting and Servicing (“DUS”) Program and Freddie Mac’s Targeted Affordable Housing Program “TAH”). The expected credit loss is modeled based on Newmark's historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the financial guarantee liability of $17.9 million through beginning stockholders' equity on January 1, 2020. During the years ended December 31, 2021 and 2020, there was reduction in the CECL provision of $3.6 million and an increase in the CECL provision of $11.6 million, respectively. The balance of the financial guarantee liabilities was $26.0 million and $29.6 million as of December 31, 2021 and December 31, 2020, respectively, and is included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. As a result of the adoption of ASC 326. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the reserves of $4.2 million through beginning stockholder's equity on January 1, 2020. The balance of the reserve was $16.7 million and $13.4 million as of December 31, 2021 and 2020, respectively, and is included in "Receivables, net" on the accompany consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As a result of the adoption of ASC 326, Newmark recorded a pre-tax reserve of $3.7 million through beginning stockholders' equity on January 1, 2020. As of December 31, 2021 and 2020, the balance of this reserve was $3.8 million and $3.7 million, respectively, and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets.

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

	Year Ended December 31,
	2021	2020	2019
Leasing and other commissions	$826,942	$513,842	$854,780
Capital markets commissions	938,305	454,106	541,255
Gains from mortgage banking activities/origination, net	225,481	310,914	198,085
Management services, servicing fees and other	915,715	626,136	624,012
Revenues	$2,906,443	$1,904,998	$2,218,132

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

Goodwill and Other Intangible Assets, net:
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in U.S. GAAP guidance, Intangibles—Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. Newmark reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, Newmark first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Newmark did not recognize any impairment for the years ended December 31, 2021, 2020 and 2019.

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

In November 2021, Newmark completed the acquisition of a U.S. based real estate property management services firm.

For the year ended December 31, 2021, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Purchase Price
First and second lien debt	$39,584
Debtor-in-possession financing	19,788
Assumed liability	6,574
Cash and stock issued at closing	44,492
Total	$110,438

Allocations
Cash	$21,641
Goodwill	97,168
Other intangible assets, net	41,332
Receivables, net	7,478
Fixed Assets, net	40,605
Other assets	62,710
Right-of-use Assets	434,315
Right-of-use Liabilities	(434,315)
Accrued Compensation	(2,076)
Accounts payable, accrued expenses and other liabilities	(103,300)
Unrealized gain on investment	(27,825)
Initial investment (recorded at cost)	(13,832)
Non-controlling interest	(13,463)
Total	$110,438

The total consideration for the acquisitions during the year ended December 31, 2021 was $110.4 million in total fair value, comprising of the extinguishment of first and second lien debt of $39.6 million, debtor-in-possession financing of $19.8 million, an assumed liability of $6.5 million, and $41.5 million in cash and 3.0 million of restricted Class A common stock. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $97.2 million, of which approximately $78.3 million is deductible by Newmark for tax purposes.

These acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquisitions have been included on the accompanying consolidated financial statements subsequent to the date of acquisition, which in aggregate contributed $75.6 million to Newmark’s revenues for the year ended December 31, 2021. Deskeo was previously recorded as an alternative method investment on Newmark’s consolidated balance sheet and amounted to $13.8 million. Pursuant to acquiring a majority interest in Deskeo and valuing its previously held non-controlling interest, Newmark recorded an unrealized gain of $27.8 million on the investment during the year ended December 31, 2021.

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

This acquisition was accounted for using the purchase method of accounting. The results of operations of the acquisition have been included on the accompanying consolidated financial statements subsequent to the date of acquisition.which in aggregate contributed $7.5 million to Newmark’s revenues for the year ended December 31, 2020 .

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Basic earnings per share:
Net income available to common stockholders (1)	$744,528	$70,281	$104,406
Basic weighted-average shares of common stock outstanding	190,179	179,106	177,774
Basic earnings per share	$3.91	$0.39	$0.59
(1)Includes a reduction for dividends on preferred stock or EPUs in the amount of $6.2 million, $9.8 million and $12.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. (see Note 1 — “Organization and Basis of Presentation”).

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Fully diluted earnings per share:
Net income available to common stockholders	$744,528	$70,281	$104,406
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	—	—	3,754
Net income for fully diluted shares	$744,528	$70,281	$108,160
Weighted-average shares:
Common stock outstanding	190,179	179,106	177,774
Cantor units	—	—	—
Partnership units (1)	—	—	5,583
RSUs (Treasury stock method)	4,310	355	1,290
Newmark exchange shares	1,324	229	369
Fully diluted weighted-average shares of common stock outstanding	195,813	179,690	185,016
Fully diluted earnings per share	$3.80	$0.39	$0.58
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor and BGC units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the years ended December 31, 2021, 2020 and 2019, 68.1 million, 85.2 million and 84.5 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Redemptions

As of December 31, 2021, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Year Ended December 31,
	2021	2020	2019
Shares outstanding at beginning of period	161,175,894	156,265,461	156,916,336
Share issuances:
LPU redemption/exchange (1)	6,591,462	4,868,169	2,052,416
Issuance of Class A common stock for Newmark RSUs	1,851,786	972,490	1,536,530
Other(2)	18,890,659	—	278,181
Treasury stock repurchases	(20,237,430)	(930,226)	(4,518,002)
Shares outstanding at end of period	168,272,371	161,175,894	156,265,461
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

As of December 31, 2021 and 2020, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases
On February 17, 2021, our Board increased its authorized share repurchases of Newmark Class A Common stock and purchases of limited partnership interests in Newmark's subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the year ended December 31, 2021, Newmark repurchased 20,237,430 shares of Class A common stock, respectively, at an average price of $14.37. As of December 31, 2021, Newmark had $165.0 million remaining from its share repurchase and unit purchase authorization.

On August 5, 2021, the Board and Audit Committee reauthorized the $400.0 million Newmark share repurchase and unit redemption authorization, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities.

The following table details Newmark's unit redemptions and share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares of Newmark's Class A common stock. The gross unit redemptions and share repurchases of Newmark's Class A common stock during the year ended December 31, 2021 were as follows (in thousands except units, shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Redemptions
January 1, 2021 - March 31, 2021	—	$—
April 1, 2021 - June 30, 2021	167,894	$11.91
July 1, 2021 - September 30, 2021	—	$—
October 1, 2021 - December 31, 2021	—	$—
Total Redemptions	167,894	$11.91

Repurchases
January 1, 2021 - March 31, 2021	879,243	$10.58
April 1, 2021 - June 30, 2021	3,613,098	$12.81
July 1, 2021 - September 30, 2021	6,307,802	$13.34
October 1, 2021 - October 31, 2021	3,064,959	$14.71
November 1, 2021 - November 30, 2021	2,085,492	$16.20
December 1, 2021 - December 31, 2021	4,286,836	$16.77
Total Repurchases	20,237,430	$14.37
Total Redemptions and Repurchases	20,405,324	$14.35	$165,017

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	December 31, 2021	December 31, 2020
Balance at beginning of period:	$20,045	$21,517
Income allocation	4,532	1,740
Distributions of income	(1,215)	(1,740)
Redemptions	(2,169)	(1,472)
Issuance and other	(246)	—
Balance at end of period	$20,947	$20,045

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

In connection with the Nasdaq Earn-out, Newmark received 992,247 shares during each of the years ended December 31, 2020 and 2019. In accordance with the terms of the agreement, Newmark would recognize the remaining Nasdaq Earn-out of up to 6,945,729 shares of Nasdaq shares ratably over approximately the next 7 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021 included in “Other (loss) income, net” for the year ended December 31, 2021 on the accompanying consolidated statement of operations. As of December 31, 2021, Newmark has 2,497,831 Nasdaq shares, with a fair value of $524.6 million.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021, and retained 5,278,011 Nasdaq shares.

Newmark sold 3,030,922, 343,562 and 350,000 of the Nasdaq shares for the years ended December 31, 2021, 2020 and 2019, respectively. As of the years ended December 31, 2021, 2020 and 2019 Newmark had 2,497,831, 250,742 and 343,562 shares remaining in connection with Nasdaq Earn-out. The gross proceeds of the Nasdaq shares sold were $551.1 million, $34.7 million, and $32.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Newmark recorded realized gains (loss) on the mark-to-market of these securities of $24.5 million, $2.2 million and $4.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Newmark recorded unrealized gains (loss) on the mark-to-market of these securities of $77.3 million, $5.0 million and $11.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying consolidated statements of operations. As of December 31, 2021 and 2020, Newmark had $524.6 million and $33.3 million, respectively, included in “Marketable securities” on the accompanying consolidated balance sheets (see Note 20 — “Collateralized Transactions”).

On August 2, 2021, a subsidiary of Newmark, Newmark OpCo, entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with CF Secured, LLC (“CF Secured”), an affiliate of Cantor, pursuant to which Newmark may seek, from time-to-time, to execute short-term secured financing transactions. The Company, under the Repurchase Agreement, may seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, under the Repurchase Agreement, and agrees to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest. Pursuant to the Repurchase Agreement, as of December 31, 2021 the Company had 866,791 Nasdaq shares pledged in the amount of $182.0 million, against which Newmark received $140.0 million. The $140.0 million amount received from CF Secured is included in "Repurchase agreements and securities loaned" on the accompanying consolidated balance sheets (see Note 20 — "Collateralized Transactions" and Note 27 — “Related Party Transactions”).

(8)    Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. Newmark recognized equity (loss) income of $(11.6) million and $7.3 million for the years ended December 31, 2020 and 2019, respectively. Newmark did not recognize any equity (loss) or income for the year ended December 31, 2021. Equity (loss) income are included in "Other income, net" on the accompanying consolidated statements of operations. Newmark did not receive any distributions for the year ended December 31, 2021. Newmark received distribution of $0.1 million for the year ended December 31, 2020. The carrying value of these investments were $88.3 million and $88.3 million as of December 31, 2021 and 2020, respectively, included in “Other assets” on the accompanying consolidated balance sheets.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies (see Note 4 — “Acquisitions”).

For the years ended December 31, 2021, 2020 and 2019, Newmark recorded realized gains (losses) related to these investments of $1.6 million, $(84.2) million and $12.6 million, respectively. The changes in value are included as a part of “Other income (loss), net” on the accompanying consolidated statements of operations. The carrying value of these investments were $20.0 million and $9.9 million as of December 31, 2021 and 2020, respectively, and are included in “Other assets” on the accompanying consolidated balance sheets.

(9)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying consolidated financial statements. Management believes that, as of December 31, 2021 and 2020, Newmark had met all capital requirements. As of December 31, 2021, the most restrictive capital requirement was the net worth requirement of the Federal National Mortgage Association (“Fannie Mae”). Newmark exceeded the minimum requirement by $400.5 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) allow Newmark to service loans under TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of December 31, 2021 and 2020, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $0.9 million and $0.8 million as of December 31, 2021 and 2020, respectively, and are included in “Other assets” on the accompanying consolidated balance sheets.

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

	December 31,
	2021	2020
Cost Basis	$1,051,220	$1,062,511
Fair Value	1,072,479	1,086,805

As of December 31, 2021 and 2020, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of December 31, 2021 and 2020, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Year Ended December 31,
	2021	2020	2019
Interest income on loans held for sale	$20,287	$27,560	$34,239
Gains (loss) recognized on change in fair value on loans held for sale	21,259	24,294	5,174

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	December 31, 2021			December 31, 2020
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$3,957	$2,836	$174,787	$21,034	$2,977	$296,972
Nasdaq Forwards	—	—	—	12,822	—	174,000
Forward sale contracts	4,544	2,180	1,226,007	7,632	14,971	1,359,482
Total	$8,501	$5,016	$1,400,794	$41,488	$17,948	$1,830,454
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Gains from mortgage banking activities/originations, net” on the accompanying consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $1.0 million, $2.1 million and $2.0 million of expenses for the years ended December 31, 2021, 2020 and 2019, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying consolidated statements of operations were as follows (in thousands):

	Location of gain (loss) recognized in income for derivatives	Year Ended December 31,
		2021	2020	2019
Derivatives not designed as hedging instruments:
Nasdaq Forwards	Other income (loss), net	$(12,475)	$(13,680)	$(51,117)
Rate lock commitments	Gains (loss) from mortgage banking activities/originations, net	2,162	20,125	21,916
Rate lock commitments	Compensation and employee benefits	(1,043)	(2,068)	(2,004)
Forward sale contracts	Gains (loss) from mortgage banking activities/originations, net	2,365	(7,339)	851
Total		$(8,991)	$(2,962)	$(30,354)

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the “Accounts payable, accrued expenses and other liabilities”, on the accompanying consolidated balance sheets.

(12)    Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability

Newmark was a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provided Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss-sharing (see Note 23 — “Financial Guarantee Liability”) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman also reimbursed Newmark for any losses incurred due to violation of underwriting and servicing agreements that occurred prior to March 9, 2012. In accordance within the terms of the CEA, Newmark paid all amounts due to the DB Entities on March 23, 2021 fulfilling the Company's obligations under the agreement. For the years ended December 31, 2021 and 2020, there were no reimbursements under the CEA.

Newmark's servicing portfolio consisted of the following loss-sharing components (in thousands):

	December 31,
	2021	2020
Total credit risk loan portfolio	$25,764,721	$24,048,754
Maximum DB Cayman credit protection	—	18,689

Maximum pre-credit enhancement loss exposure	$7,785,850	$7,172,509
Maximum DB Cayman credit protection	—	6,230
Maximum loss exposure without any form of credit protection	$7,785,850	$7,166,279
Credit enhancement receivable
As of December 31, 2021 and 2020, there were no credit enhancement receivables.

Credit enhancement deposit
The CEA required the DB Entities to deposit $25.0 million into Newmark’s Fannie Mae restricted liquidity account (see Note 9 — “Capital and Liquidity Requirements”). On of March 23, 2021, Newmark returned the credit enhancement deposit of $25.0 million to the DB Entities.

The $25.0 million deposit was included in “Accounts payable, accrued expenses and other liabilities” and "Other long-term liabilities", respectively, on the accompanying consolidated balance sheets as of December 31, 2020.

Contingent liability
Under the CEA, Newmark was required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25.0 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. On March 23, 2021, Newmark paid DB Cayman the entire outstanding amount. As of December 31, 2020, contingent liabilities were $12.3 million, and was included in “Accounts payable, accrued expenses and other liabilities” on the accompanying consolidated balance sheets. There was no liability as of December 31, 2021.

(13)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues from contracts with customers:
Leasing and other commissions	$826,942	$513,842	$854,780
Capital markets commissions	938,305	454,106	541,255
Management services	733,761	467,453	446,367
Total	2,499,008	1,435,401	1,842,402
Other sources of revenue(1):
Gains from mortgage banking activities/originations, net	225,481	310,914	198,085
Servicing fees and other	181,954	158,683	177,645
Total	$2,906,443	$1,904,998	$2,218,132
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue at December 31, 2021 and 2020 was $3.7 million and $2.9 million, respectively. During the years ended December 31, 2021 and 2020, Newmark recognized revenue of $2.1 million and $2.8 million, respectively, that was recorded as deferred revenue at the beginning of the period.

For Knotel and Deskeo, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations that represent contracted customer revenues that have not yet been recognized as revenue as of December 31, 2021, that will be recognized as revenue in future periods over the life of the customer contracts, in accordance with ASC 606, is approximately $180.4 million. Over half of the remaining performance obligation as of December 31, 2021 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2028.

Approximate future cash flows to be received over the next five years at December 31, 2021 are as follows (in thousands):

2022	$93,352
2023	53,580
2024	21,927
2025	7,305
2026	3,072
Thereafter	1,125
Total	$180,361

(14)    Gains from Mortgage Banking Activities/Originations, Net

Gains from mortgage banking activities/originations, net consists of the following activity (in thousands):

	Year Ended December 31,
	2021	2020	2019
Fair value of expected net future cash flows from servicing recognized at commitment, net	$136,406	$194,814	$109,249
Loan originations related fees and sales premiums, net	89,075	116,100	88,836
Total	$225,481	$310,914	$198,085

(15)     Mortgage Servicing Rights, Net

    The changes in the carrying amount of MSRs were as follows (in thousands):

	Year Ended December 31,
Mortgage Servicing Rights	2021	2020	2019
Beginning Balance	$528,983	$432,666	$416,131
Additions	147,789	193,913	103,160
Purchases from an affiliate	—	200	1,489
Amortization	(113,284)	(97,796)	(88,114)
Ending Balance	$563,488	$528,983	$432,666

Valuation Allowance
Beginning Balance	$(34,254)	$(19,022)	$(4,322)
Decrease (increase)	21,068	(15,232)	(14,700)
Ending Balance	$(13,186)	$(34,254)	$(19,022)
Net Balance	$550,302	$494,729	$413,644

Servicing fees are included in “Management services, servicing fees and other” on the accompanying consolidated statements of operations and were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Servicing fees	$138,495	$116,005	$104,305
Escrow interest and placement fees	4,415	6,140	22,417
Ancillary fees	16,932	7,353	13,671
Total	$159,842	$129,498	$140,393

Newmark’s primary servicing portfolio at December 31, 2021 and 2020 was $68.4 billion and $66.3 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $2.0 billion and $2.3 billion at December 31, 2021 and 2020, respectively.

The estimated fair value of the MSRs at December 31, 2021 and 2020 was $608.0 million and $527.1 million, respectively.

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

The discount rates used in measuring fair value for the years ended December 31, 2021 and 2020 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $18.0 million and $35.1 million, respectively, at December 31, 2021 and by $14.8 million and $28.9 million, respectively, at December 31, 2020.

(16)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2020	$557,914
Acquisitions	6,294
Measurement period adjustments	(3,876)
Balance, December 31, 2020	560,332
Acquisitions	97,168
Measurement period adjustments	(369)
Balance, December 31, 2021	$657,131

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the years ended December 31, 2021 and 2020, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,765	(6,021)	6,744	3.7
Non-contractual customers	30,131	(12,815)	17,316	9.4
License agreements	4,981	(4,981)	—	0.0
Non-compete agreements	6,558	(3,898)	2,660	3.5
Contractual customers	33,731	(3,822)	29,909	7.0
Other	4,552	(1,722)	2,830	5.3
Total	$109,458	$(33,259)	$76,199	7.1

	December 31, 2020
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	5,704	(4,519)	1,185	0.1
Non-contractual customers	30,131	(9,729)	20,402	7.2
License agreements	4,981	(4,266)	715	0.0
Non-compete agreements	6,557	(2,920)	3,637	0.6
Contractual customers	3,052	(1,584)	1,468	0.4
Other	350	(208)	142	0.0
Total	$67,515	$(23,226)	$44,289	5.5

Intangible amortization expense for the years ended December 31, 2021, 2020 and 2019 was $8.9 million, $6.7 million and $6.9 million, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying consolidated statements of operations. Impairment charges are included in intangible amortization expense.

    The estimated future amortization of definite life intangible assets as of December 31, 2021 was as follows (in thousands):

2022	$10,196
2023	9,836
2024	9,282
2025	7,929
2026	6,820
Thereafter	15,396
Total	$59,459

(17)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements, furniture and fixtures, and other fixed assets	$184,704	$126,428
Software, including software development costs	32,851	30,928
Computer and communications equipment	27,382	26,168
Total, cost	244,937	183,524
Accumulated depreciation and amortization	(109,181)	(87,157)
Total, net	$135,756	$96,367

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $22.0 million, $22.9 million and $22.7 million, respectively. Newmark recorded an impairment charge of $6.0 million and $5.0 million for internally developed software for the years ended December 31, 2020 and 2019, respectively. The impairment charge was included as a part of "Depreciation and amortization" on the accompanying consolidated statements of operations. There is no impairment recorded for the year ended December 31, 2021.

Capitalized software development costs for the years ended December 31, 2021, 2020 and 2019 were $0.7 million, $2.0 million and $5.9 million, respectively. Amortization of software development costs totaled $1.3 million, $1.3 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying consolidated statements of operations.

(18)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from 1 to 16 years, some of which include options to extend the leases in 5 to 10 years increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply the judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of December 31, 2021.

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

Operating lease costs were $75.5 million, $50.4 million and $47.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in “Operating, administrative and other” on the accompanying consolidated statements of operations. Operating cash flows for the years ended December 31, 2021, 2020 and 2019, included payments of $81.7 million, $49.0 million and $44.4 million for operating lease liabilities, respectively. As of December 31, 2021 and 2020, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the years ended December 31, 2021, 2020 and 2019, respectively, Newmark had short-term lease expense of $1.1 million, $0.8 million and $2.3 million. For the years ended December 31, 2021, 2020 and 2019, respectively, Newmark had sublease income of $0.6 million, $1.3 million and $0.7 million. During 2020 Newmark recorded a lease impairment charge of $5.1 million to "Operating administrative and other" on the accompanying consolidated statements of operations.

The weighted-average discount rate as of December 31, 2021 and 2020 was 3.95% and 7.11% and the remaining weighted-average lease term was 7.4 years and 8.2 years, respectively.

As of December 31, 2021 and 2020, Newmark had operating lease Right-of-use assets of $606.6 million and $190.5 million, respectively, and operating lease Right-of-use liabilities of $82.0 million and $29.5 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $586.1 million and $218.6 million, respectively, recorded in “Right-of-use liabilities”, on the accompanying consolidated balance sheets.

Rent expense, including the operating lease costs above, for the years ended December 31, 2021, 2020 and 2019 was $105.2 million, $49.9 million and $49.4 million, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2032. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements were as follows (in thousands):

	December 31,
	2021	2020
2022	$113,822	$45,701
2023	112,840	42,072
2024	106,038	40,507
2025	101,211	37,866
2026	96,493	36,520
Thereafter	274,764	126,668
Total lease payments	805,168	329,334
Less: Interest	137,141	81,237
Present value of lease liability	$668,027	$248,097

(19)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Derivative assets	$8,501	$32,259
Prepaid expenses	36,422	18,900
Other taxes	17,383	9,204
Rent and other deposits	20,471	1,539
Other	560	1,888
Total	$83,337	$63,790

Other assets consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets	$70,191	$187,526
Equity method investment	88,308	88,315
Debt securities	—	12,754
Non-marketable investments	20,017	9,927
Derivative assets	—	9,229
Other	33,965	15,171
Total	$212,481	$322,922

(20)    Repurchase Agreements and Securities Loaned

Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchase, including accrued interest. As of December 31, 2021, Cantor facilitated Repurchase Agreements between the Company and Cantor in the amount of $140.0 million. The market value of the securities pledged as of December 31, 2021, were $182.0 million (see Note 7 — "Marketable Securities" and Note 27 — “Related Party Transactions”). The cash collateral received from Cantor bore an interest rate of 0.95%. As of December 31, 2020, Newmark had securities loaned with Cantor of $33.3 million. The market value of the securities loaned was $32.6 million as of December 31, 2020. The cash collateral received from Cantor bore an interest rate of 0.85% as of December 31, 2020.

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

Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2021	Balance at December 31, 2020	Stated Spread to One-Month LIBOR/SOFR(3)	Rate Type
Warehouse facility due October 7, 2022(1)(2)	$600,000	$—	$384,571	$358,247	130 bps - 140 bps	Variable
Warehouse facility due June 15, 2022	450,000	—	243,659	292,040	130 bps -140 bps	Variable
Warehouse facility due June 15, 2022	—	300,000	135,601	—	130 bps	Variable
Warehouse facility due September 25, 2022	400,000	—	193,091	146,380	130 bps - 140 bps	Variable
Fannie Mae repurchase agreement, open maturity(3)	—	400,000	93,771	264,535	115 bps	Variable
Total	$1,450,000	$700,000	$1,050,693	$1,061,202
(1)The warehouse line established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month LIBOR plus 180 bps. There were no outstanding under this sublimit as of December 31, 2021.
(2)The warehouse line was temporarily increased by $300 million to $900 million for the period December 1, 2020 to February 1, 2021.
(3)The spread for the Fannie Mae repurchase agreement is to SOFR. The warehouse facilities are to LIBOR.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of December 31, 2021 and 2020, respectively.

The borrowing rates on the warehouse facilities are based on short-term LIBOR or SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2021	2020
6.125% Senior Notes	$545,239	$542,772
Credit Facility	—	137,613
Total	$545,239	$680,385

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

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	December 31,
	2021	2020
Principal balance	$550,000	$550,000
Less: debt issue cost	2,404	3,688
Less: debt discount	2,357	3,540
Total	$545,239	$542,772

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

	Year Ended December 31,
	2021	2020	2019
Interest expense	$33,687	$33,687	$34,730
Debt issue cost amortization	1,284	1,284	1,282
Debt discount amortization	1,183	1,183	565
Total	$36,154	$36,154	$36,577

Debt Repurchase Program
On June 16, 2020, the Newmark Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by Newmark of up to $50.0 million of Newmark’s 6.125% Senior Notes and any future debt securities issued by the Company.

As of December 31, 2021, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

Details of the Credit Facility are as follows (in thousands):

	December 31,
	2021	2020
Principal balance	$—	$140,000
Less: Debt issue cost	—	2,387
Total	$—	$137,613

As of December 31, 2021 and 2020, borrowings under the Credit Facility carried an interest rate of 0.00% and 1.90%, with a weighted-average interest rate of 1.03% and 2.37%, respectively. Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest (expense) income, net” on the accompanying consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest expense	$1,623	$6,618	$1,865
Debt issue cost amortization	826	1,101	565
Unused facility fee	972	354	627
Total	$3,421	$8,073	$3,057

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

At December 31, 2021, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $25.8 billion with a maximum potential loss of $7.8 billion. At December 31, 2020, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $24.0 billion with a maximum potential loss of approximately $7.2 billion, of which $6.2 million was covered by the Credit Enhancement Agreement (see Note 12 — “Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability”). As of December 31, 2021, there were no loans covered by the Credit Enhancement Agreement.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts in economic conditions and local market performance. During the years ended December 31, 2021 and 2020, there was a decrease to the reserve by $3.6 million and an increase to the reserve by $11.6 million, respectively. A loan is considered to be delinquent once it is 60 days past due. As of December 31, 2021, there were two loans in the credit risk portfolio with an outstanding principal balance of $33.6 million, with a maximum loss exposure of $11.2 million, that were in default. If the two loans in default resulted in a loss event, proceeds from the liquidation of the assets are estimated to be approximately $28.4 million based on current estimates of fair value. Newmark’s share of the loss would approximate $2.3 million. As of December 31, 2020, there were four loans in the credit risk portfolio with outstanding principal balances of $53.5 million, with a maximum loss exposure of $17.8 million, that were delinquent. If all four delinquent loans resulted in a loss event, proceeds from the liquidation of the assets are estimated to be approximately $39.0 million based on estimates of fair value at December 31, 2020. Newmark's share of the loss would approximate $5.3 million. As of December 31, 2021, no actual losses were incurred.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying consolidated statements of operations as follows (in thousands):

Balance, January 1, 2020	$15
Impact of adopting ASC 326	17,935
Provision for expected credit losses	11,631
Balance, December 31, 2020	29,581
Provision for expected credit losses	(3,592)
Balance, December 31, 2021	$25,989

(24)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 23 — “Financial Guarantee Liability”). As of December 31, 2021, 20% and 13% of $7.8 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2020, 21% and 14% of $7.2 billion of the maximum loss was for properties located in California and Texas, respectively.

(25)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $2.3 billion and $1.3 billion, as of December 31, 2021 and 2020, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$524,569	$—	$—	$524,569
Loans held for sale, at fair value	—	1,072,479	—	1,072,479
Rate lock commitments	—	—	3,957	3,957
Nasdaq Forwards	—	—	—	—
Forward sale contracts	—	—	4,544	4,544
Total	$524,569	$1,072,479	$8,501	$1,605,549
Liabilities:
Contingent consideration	—	—	12,338	12,338
Rate lock commitments	—	—	2,836	2,836
Forward sale contracts	—	—	2,180	2,180
Total	$—	$—	$17,354	$17,354

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$33,283	$—	$—	$33,283
Loans held for sale, at fair value	—	1,086,805	—	1,086,805
Debt securities	—	12,754	—	12,754
Rate lock commitments	—	—	21,034	21,034
Nasdaq Forwards	—	—	12,822	12,822
Forward sale contracts	—	—	7,632	7,632
Total	$33,283	$1,099,559	$41,488	$1,174,330
Liabilities:
Contingent consideration	$—	$—	$31,481	$31,481
Rate lock commitments	—	—	2,977	2,977
Forwards sale contracts	—	—	14,971	14,971
Total	$—	$—	$49,429	$49,429

There were no transfers among Level 1, Level 2 and Level 3 for the years ended December 31, 2021 and 2020, respectively

Level 3 Financial Assets and Liabilities: Changes in Level 3 Nasdaq Forwards, rate lock commitments, forward sale contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of December 31, 2021
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$21,034	$3,957	$—	$(21,034)	$3,957	$3,957
Forward sale contracts	7,632	4,544	—	(7,632)	4,544	4,544
Nasdaq Forwards	12,822	(12,822)	—	—	—	—
Total	$41,488	$(4,321)	$—	$(28,666)	$8,501	$8,501

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$31,481	$(1,351)	$—	$(17,792)	$12,338	$12,338
Rate lock commitments	2,977	2,836	—	(2,977)	2,836	2,836
Forward sale contracts	14,971	2,180	—	(14,971)	2,180	2,180
Total	$49,429	$3,665	$—	$(35,740)	$17,354	$17,354

	As of December 31, 2020
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$32,035	$21,034	$—	$(32,035)	$21,034	$21,034
Forward sale contracts	14,389	7,632	—	(14,389)	7,632	7,632
Nasdaq Forwards	26,502	(13,680)	—	—	12,822	12,822
Total	$72,926	$14,986	$—	$(46,424)	$41,488	$41,488

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$45,172	$(11,063)	$2,221	$(4,849)	$31,481	$(408)
Rate lock commitments	12,124	2,977		(12,124)	2,977	2,977
Forward sale contracts	13,537	14,971		(13,537)	14,971	14,971
Total	$70,833	$6,885	$2,221	$(30,510)	$49,429	$17,540

Quantitative Information About Level 3 Fair Value Measurements
The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

December 31, 2021
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$12,338	Discount rate	4.0% - 10.2%	(1)	8.1%
			Probability of meeting earnout and contingencies	0.0%- 99.0%	(1)	91.6%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$—	$—	Implied volatility	N/A		N/A
Forward sale contracts	$4,544	$2,180	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,957	$2,836	Counterparty credit risk	N/A		N/A

December 31, 2020
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$31,481	Discount rate	0.3% - 10.4%		7.1%
			Probability of meeting earnout and contingencies	0% - 100%	(1)	93.9%
			Financial forecast information
Derivative assets and liabilities:
Nasdaq Forwards	$12,822	$—	Implied volatility	42.4% - 42.6%	(2)	42.5%
Forward sale contracts	$7,632	$14,971	Counterparty credit risk	N/A		N/A
Rate lock commitments	$21,034	$2,977	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of December 31, 2021 and 2020 was based on the acquired business’ projected future financial performance, including revenues.
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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2021 and 2020, the present value of expected payments related to Newmark’s contingent consideration was $12.3 million and $31.5 million, respectively (see Note 31 — “Commitments and Contingencies”). As of December 31, 2021 and 2020, the undiscounted value of the payments, assuming that all contingencies are met, would be $13.2 million and $51.3 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $20.0 million and $9.9 million, which was included in “Other assets” on the accompanying consolidated balance sheets as of December 31, 2021 and 2020, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(27)    Related Party Transactions

(a)Service Agreements
Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor. Allocated expenses were $23.8 million, $22.6 million and $25.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. These expenses are included as part of “Fees to related parties” on the accompanying consolidated statements of operations.

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

As of December 31, 2021 and 2020, the aggregate balance of employee loans was $453.3 million and $454.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2021, 2020 and 2019 was $79.4 million, $73.6 million and $39.0 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

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

In consideration for the Cantor payment, Newmark agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. In July 2020, Newmark paid $3.3 million to Cantor based on the employees’ production, satisfying this liability. As of December 31, 2021, Newmark did not have an outstanding balance to Cantor related to this transaction. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.

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

(c)Transactions with CCRE
Newmark has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE for the years ended December 31, 2021, 2020 and 2019, respectively.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Newmark did not have any revenues from these referrals for the years ended December 31, 2021 and 2020. Such revenues are recognized in “Gains from mortgage banking activities/originations, net” on the accompanying consolidated statements of operations. These referral fees are net of the broker fees and commissions paid to CCRE.

Newmark did not purchase any primary servicing rights during the year ended December 31, 2021. Newmark purchased the primary servicing rights of loans originated by CCRE for $227.0 million of loans originated by CCRE for $0.2 million for the year ended December 31, 2020. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $3.6 million, $3.8 million and $3.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, which was included as part of “Management services, servicing fee and other” on the accompanying consolidated statements of operations.

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

Transactions with Executive Officers and Directors

Executive Compensation
On December 21, 2021, the Compensation Committee approved: (i) the redemption of all of Mr. Gosin’s remaining 838,996 non-exchangeable Newmark PPSUs for $8,339,980 in cash and (ii) compensation of approximately $7,357,329 by way of the Company causing 478,328 of Mr. Gosin’s non-exchangeable Newmark PSUs to be redeemed for zero and issuing 446,711 shares of Newmark Class A Common Stock, based upon the closing price on the date the Committee approved the transaction (which was $16.47) and an exchange ratio of 0.9339. The estimated pre-tax value of this transaction is $15,697,309, less applicable taxes and withholdings, using a 53.13% tax rate for Mr. Gosin.

On December 21, 2021, Mr. Lutnick elected to redeem all of his 193,530 currently exchangeable Newmark PPSUs for a cash payment of $1,465,873. In addition, upon the Compensation Committee’s approval of the monetization of Mr. Gosin’s remaining non-exchangeable Newmark PPSUs and a number of Mr. Gosin’s non-exchangeable PSUs on December 21, 2021, Mr. Lutnick (i) elected to redeem 188,883 non-exchangeable Newmark PPSUs for a cash payment of $1,954,728, and 127,799 non-exchangeable Newmark NPPSUs for a cash payment of $1,284,376, both for which he previously waived, but now accepted under the Company’s standing policy for Mr. Lutnick; and (ii) received the right to monetize, and accepted the monetization of, his remaining 122,201 non-exchangeable Newmark NPPSUs for a cash payment of $1,228,124, under such standing policy.

In connection with the foregoing, Mr. Lutnick accepted the right to monetize approximately $4,406,915 by way of the Company causing 286,511 of Mr. Lutnick’s non-exchangeable Newmark PSUs to be redeemed for zero and issuing 267,572 shares of Newmark Class A Common Stock based upon the closing price on the date the Committee approved the transaction (which was $16.47) and a .9339 exchange ratio, under the Company’s standing policy applying to Mr. Lutnick, with such acceptance of rights granted in reference to Mr. Gosin’s December 2021 transactions to the extent necessary to effectuate the foregoing (and otherwise Mr. Lutnick waived all remaining rights, which shall be cumulative). The aggregate estimated pre-tax value of these transactions is $10,340,015, less applicable taxes and withholdings, using a 57.38% tax rate for Mr. Lutnick.

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

On December 28, 2021 (the “Effective Date”), the Compensation Committee awarded to Howard W. Lutnick, the Company’s Chairman and principal executive officer, a one-time $50 million bonus award in consideration of his efforts in delivering superior financial results. These efforts included his management of the Company and success in creating value for the Company’s stockholders in connection with structuring, hedging, and monetizing the Nasdaq, Inc. common stock (the “Nasdaq Shares”) held by the Company and the significant amount of income earned by the Company related to these activities and the significant increase in value of such Nasdaq Shares over time.

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

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of December 31, 2021 and 2020, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”).

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

(d)Other Related Party Transactions
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor (the “Cantor Credit Agreement”). The Cantor Credit Agreement provides for each party to issue loans to the other party at the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1%. No amounts were outstanding as of December 31, 2021 and 2020.

As of December 31, 2021, Newmark recognized a $8.3 million receivable from BGC, which is included as part of "Receivables from related parties, in the Company's consolidated balance sheet. The receivable was a result of tax refunds due to Newmark on it's share of taxable income which were included as part of BGC's consolidated tax return in the periods prior to the spin-off. There were no receivables from related parties at December 31, 2020.

Payables to related parties were $10.8 million and $4.4 million as of December 31, 2021 and 2020, respectively.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation”, Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 22 — “Long-Term Debt” in Newmark’s consolidated financial statements, included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2020.

On May 15 2020, BGC U.S. OpCo ("BGC") entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which was approved by the Newmark Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. In connection with the sublease, Newmark received $0.5 million and $0.8 million for both years ended December 31, 2021 and 2020, respectively.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9444 as of December 31, 2021. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.
.
On March 31, 2021, Cantor purchased from Newmark Holdings an aggregate of (i) 273,088 exchangeable limited partnership interests for aggregate consideration of $1,105,598 as a result of the redemption of 273,088 founding partner interests, and (ii) 735,625 exchangeable limited partnership interests for aggregate consideration of $2,918,919 as a result of the exchange of 735,625 founding partner interests. Following such purchases, as of December 31, 2021 there were zero founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

On October 28, 2021, Cantor purchased from Newmark Holdings an aggregate of (i) 299,910 exchangeable limited partnership interests for aggregate consideration of $975,064 as a result of the redemption of 299,910 founding partner interests, and (ii) 523,284 exchangeable limited partnership interests for aggregate consideration of $1,898,363 as a result of the exchange of 523,284 founding partner interests. As of December 31, 2021, there were no founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

Special Purpose Acquisition Company

As previously reported, in April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of the Company's executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC or December 31, 2022. As of December 31, 2021, there was no outstanding balance on this Pre-IPO loan.

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

As of December 31, 2021, the amount of shares pledged was 0.8 million and the amount outstanding under this borrowing facility was $140.0 million and is included in "Repurchase agreements and securities loaned" on the accompanying consolidated balance sheets. (see Note 7 — "Marketable Securities" and Note 20 — “Collateralized Transactions”).

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

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. federal	$93,368	$24,880	$63,359
U.S. state and local	28,392	6,038	15,130
Foreign	258	2,811	464
UBT	2,291	2,845	1,335
Total	124,309	36,574	80,288
Deferred:
U.S. federal	81,645	3,249	(25,103)
U.S. state and local	34,675	(1,912)	(4,025)
Foreign	(38)	(120)	(15)
UBT	2,367	(798)	1,291
Total	118,649	419	(27,852)
Provision for income taxes	$242,958	$36,993	$52,436

Newmark had pre-tax income of $1,221.1 million, $146.3 million and $214.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Newmark had pre-tax income from foreign operations of $4.8 million, pre-tax loss of $4.5 million and pre-tax loss of $6.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Differences between Newmark’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax expense at federal statutory rate	$256,430	$30,717	$44,971
Non-controlling interest	(57,269)	(10,378)	(15,097)
Incremental impact of foreign taxes compared to the federal rate	(557)	212	(145)
Other permanent differences	850	5,272	9,915
U.S. state and local taxes, net of U.S. federal benefit	58,866	5,984	12,271
New York City UBT	4,658	2,046	2,627
Section 162(m) compensation deduction limitation	9,227	—	—
Revaluation of deferred taxes related to ownership changes	(26,159)	(1,851)	(2,070)
Other rate change	5,249	(2,896)	4,527
Section 453A interest	—	1,419	1,640
Valuation allowance	5,920	2,137	2,902
Prior year true ups	(6,408)	4,628	(7,981)
Other	(7,849)	(297)	(1,124)
Provision for income tax	$242,958	$36,993	$52,436

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

Significant components of Newmark's deferred tax asset and liability consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax asset
Basis difference of investments	$36,602	$65,954
Deferred compensation	99,414	167,251
Other deferred and accrued expenses	11,182	4,874
Net Operating loss and credit carry-forwards	8,574	3,740
Total deferred tax asset	155,772	241,819
Valuation Allowance	(9,562)	(3,618)
Deferred tax asset, net of allowance	146,210	238,201
Deferred tax liability
Depreciation and amortization	76,019	50,675
Other	—	—
Deferred tax liability(1)	76,019	50,675
Net deferred tax asset	$70,191	$187,526
(1)Before netting within tax jurisdictions.

Newmark has net operating losses in non-U.S. jurisdictions of an approximate tax effected value of $8.6 million, which has an indefinite life. Management assesses the available positive and negative evidence to determine whether existing deferred tax assets will be realized. Accordingly, a valuation allowance of $9.6 million has been recorded against the deferred tax asset primarily related to certain net operating losses in non-U.S. jurisdictions as it is more likely than not to not be realized. Newmark’s deferred tax asset and liability are included on the accompanying consolidated balance sheets as components of “Other assets” and “Other liabilities”, respectively.

The Company has finalized its accounting policy and elected to treat taxes associated with the GILTI provision using the Period Cost Method and thus has not recorded deferred taxes for basis differences under this regime as of December 31, 2021. Accordingly, the Company recorded a tax expense of $1.8 million, net of foreign tax credits, for the impact of the GILTI provision on its foreign subsidiaries.

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

Balance, January 1, 2019	$208
Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	—
Balance, December 31, 2020	208
Increases for prior year tax positions	—
Decreases for prior year tax positions	—
Increases for current year tax positions	—
Decreases related to settlements with taxing authorities	—
Decreases related to a lapse of applicable statute of limitations	(208)
Balance, December 31, 2021	$—

As of December 31, 2021, Newmark did not have any unrecognized tax benefits which, if recognized, would affect the effective tax rate. As of December 31, 2020, Newmark's unrecognized tax benefits, excluding related interest and penalties, were $0.2 million, all of which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying consolidated statements of operations. As of December 31, 2021, Newmark has not accrued any tax-related interest and penalties.

(29)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accounts payable and accrued expenses	$223,158	$97,304
Outside broker payable	73,397	53,504
Payroll taxes payable	80,249	60,696
Corporate taxes payable	56,265	25,666
Derivative liability	5,016	17,948
Right-of-use liabilities	81,958	29,468
Credit enhancement deposit	—	25,000
Contingent consideration	8,703	16,962
Total	$528,746	$326,548

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued compensation	$96,839	$331,288
Payroll and other taxes payable	70,677	61,564
Financial guarantee liability	25,989	29,581
Deferred rent	9,872	—
Contingent consideration	3,635	14,519
Total	$207,012	$436,952

(30)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the

“Newmark Equity Plan”) was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 65.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of December 31, 2021, awards with respect to 67.0 million shares have been granted and 333.0 million shares are available for future awards. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The exchange ratio is the number of shares of Newmark common stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit (the exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9444 as of December 31, 2021).

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Issuance of common stock and exchangeability expenses	$312,718	$69,041	$181,714
Allocations of net income to limited partnership units and FPUs (1)	55,183	30,461	50,410
Limited partnership units amortization	(28,351)	18,692	21,508
RSU amortization	16,795	12,565	5,204
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$356,345	$130,759	$258,836
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Units		BGC Units
Balance, January 1, 2020	60,800,852	(1)	56,053,701
Issued	12,569,298		1,071,612
Redeemed/exchanged units	(6,660,984)		(2,657,901)
Forfeited units/other	(82,981)		(45,410)
Balance, December 31, 2020	66,626,185		54,422,002
Issued	10,143,799		159,057
Redeemed/exchanged units	(58,099,726)		(45,024,619)
Forfeited units/other	(250,645)		(892,510)
December 31, 2021	18,419,613		8,663,930

Total exchangeable units outstanding(2):
December 31, 2020	9,906,763		24,863,107
December 31, 2021	2,468,443		3,456,479
(1)Includes the pre-IPO Newmark employees share-equivalent limited partnership units in BGC Holdings.
(2)The Limited Partnership table above also includes partnership units issued for consideration for acquisitions. As of December 31, 2021, there were 4.2 million partnership units in Newmark Holdings outstanding, of which 1.3 million units were exchangeable, and 6.8 million partnership units in BGC Holdings outstanding, of which 3.1 million were exchangeable. As of December 31, 2020, there were 5.3 million partnership units in Newmark Holdings outstanding, of which 2.0 million units were exchangeable, and 9.1 million partnership units in BGC Holdings outstanding, of which 4.5 million were exchangeable.

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

A summary of the BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees is as follows:

	Newmark Units	BGC Units
Regular units	18,039,445	8,585,061
Preferred Units	380,168	78,869
Balance, December 31, 2021	18,419,613	8,663,930
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current exchange ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Year Ended December 31,
	2021	2020	2019
BGC Units	13,803,080	315,685	620,903
Newmark Units	36,378,049	4,661,669	2,310,384
Total	50,181,129	4,977,354	2,931,287

    Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Issuance of common stock and exchangeability expenses	$317,281	$36,458	$35,499

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	December 31,
	2021	2020
Notional Value(1)	$116,717	$257,771
Estimated fair value of the post-termination payout(2)	$38,516	$68,682
Outstanding limited partnership units in BGC Holdings	105,302	4,873,040
Outstanding limited partnership units in BGC Holdings - unvested	—	873,822
Outstanding limited partnership units in Newmark Holdings	11,691,406	20,184,716
Outstanding limited partnership units in Newmark Holdings - unvested	5,980,996	9,778,078
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

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and seven years from the date of grant. Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Limited partnership units amortization	$(28,351)	$18,692	$21,508

During the year ended December 31, 2021, Newmark did not grant any conversion rights to Newmark employees on outstanding limited partnership units in BGC Holdings or Newmark Holdings. During the year ended December 31, 2020, Newmark granted conversion rights to Newmark employees on 0.5 million outstanding limited partnership units in BGC Holdings or Newmark Holdings. Granting conversion rights gives the employee the option to convert the limited units to HDUs with a capital balance within BGC Holdings or Newmark Holdings. Generally, HDUs are not considered share-equivalent limited partnership units and are not in the fully diluted share count. The grant of conversion rights to Newmark employees are as follows (in thousands):

	December 31,
	2021	2020
Notional Value	$12,836	$218,520
Estimated fair value of limited partnership units (1)	$12,558	$208,029
(1)Included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Compensation expense related to these limited partnership units held by Newmark employees was as follows (in thousands:):

	Year Ended December 31,
	2021	2020	2019
Issuance of common stock and exchangeability expenses	$(4,563)	$32,583	$146,215

During the year ended December 31, 2021, Newmark employees were granted 3.7 million N Units, that are excluded from the table above, since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income and remain unvested. Upon vesting, which occurs if the certain thresholds are met, the N Units are converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant in the tables above. During the year ended December 31, 2021, 7.6 million N Units vested and were converted into distribution earning limited partnership units and were therefore included in the fully diluted share count.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2020	4,683,571	$7.55	$35,361	5.69	46,807	$9.97	$467	0.25
Granted	7,337,460	7.96	58,415		7,912	3.69	29
Settled units (delivered shares)	(1,151,507)	8.29	(9,549)		(45,544)	9.95	(453)
Forfeited units	(222,727)	7.78	(1,733)		(1,162)	10.64	(12)
Balance, December 31, 2020	10,646,797	$7.75	$82,494	5.69	8,013	$3.80	$31	2.17
Granted	2,913,572	9.71	28,290		—	—	—
Settled units (delivered shares)	(2,196,903)	7.64	(16,792)		(2,638)	3.69	(10)
Forfeited units	(642,009)	7.74	(4,967)		—	—	—
Balance, December 31, 2021	10,721,457	8.30	$89,025	4.96	5,375	3.85	$21	1.16

(1)Beginning January 1, 2018, Newmark began granting stand-alone Newmark RSUs to Newmark employees with the awards vesting ratably over a two- to eight-year vesting period into shares of Newmark Class A common stock.
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
RSU amortization	$16,795	$12,565	$5,204

As of December 31, 2021, there was $86.6 million total unrecognized compensation expense related to unvested Newmark RSUs.

See Note 27 — "Related Party Transactions" for compensation related matters for the transfer of CCRE employees to Newmark.

(31)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

The following table summarizes certain of Newmark's contractual obligations at December 31, 2021 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$805,168	$113,822	$218,878	$197,704	$274,764
Warehouse facilities(2)	1,050,693	1,050,693	—	—	—
Long-term debt(3)	550,000	—	550,000	—	—
Interest on long-term debt(4)	65,428	34,949	30,479	—	—
Interest on warehouse facilities(5)	1,051	1,051	—	—	—
Total	$2,472,340	$1,200,515	$799,357	$197,704	$274,764
(1)Operating lease are related to rental payments under various non-cancelable leases principally for office space.
(2)Warehouse facilities are collateralized by $1,050.7 million of loans held for sale, at fair value (See Note 21 - “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises” to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K) which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.
(3)Long-term debt reflects long-term borrowings of $550.0 million 6.125% Senior Notes. The carrying amount of these notes was approximately $545.2 million. Long-term debt also includes borrowings under the Credit Facility, which is assumed to be outstanding until the maturity date of the Credit Facility. The carrying amount of the borrowing under the Credit Facility is $0.0 million. (See Note 22 - “Long-Term Debt” to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.)
(4)Reflects interest on the $550.0 million 6.125% Senior Notes until their maturity date of November 15, 2023.
(5)Interest on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises was projected by using the 1-month LIBOR or SOFR rate plus their respective additional basis points, primarily 130 basis points above LIBOR and 115 basis points above SOFR, applied to their respective outstanding balances as of December 31, 2021, through their respective maturity dates. Their respective maturity dates range from June 2022 to October 2022, while one line has an open maturity date. The notional amount of these committed and uncommitted warehouse facilities was $2.2 billion at December 31, 2021. One of the warehouse lines established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month LIBOR plus 180 bps. There were no outstanding draws on this sublimit at December 31, 2021. Another warehouse line was temporarily increased by $300.0 million to $900.0 million for the period December 1, 2020 to February 1 2021.

As of December 31, 2021 and December 31, 2020, Newmark was committed to fund approximately $0.3 billion and $0.4 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions
Newmark completed acquisitions from 2019 through 2021 with contingent cash consideration of $12.0 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s consolidated balance sheets.

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

(32)    Subsequent Events

On February 10, 2022, Newmark declared a qualified quarterly dividend of $0.01 per share payable on March 15, 2022 to Class A and Class B common stockholders of record as of March 1, 2022. The ex-dividend date will be February 28, 2022.

On February 10, 2022, Newmark's Board increased Newmark's share repurchase authorization to $400 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of December 31, 2021. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based upon criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Based on the results of our 2021 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. We reviewed the results of management’s assessment with our Audit Committee.

Management has excluded the acquisition of Knotel Inc, Space Management, and a U.S. based real estate property management services firm, which did not have a material effect on our financial condition, results of operations or cash flows in 2021. However, we do anticipate that these acquisition will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2022. Knotel Inc and Space Management are included in our 2021 consolidated financial statements and constituted 5.87% and 5.17%, of total assets, 2.36% and 2.38% of net assets respectively, as of December 31, 2021 and less than 1.91% and 1.62% of revenues and (3.49%) and (0.04%), of net revenues for the year then ended.

Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Information about our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Whistleblower Procedures” in the definitive Proxy Statement for the Company's 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the 2022 Proxy Statement with the SEC on or before May 2, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Information” and “Compensation Committee Interlocks and Insider Participation” in the 2022 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2021” in the 2022 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions, and Director Independence” and “Election of Directors - Independence of Directors” in the 2022 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in the 2022 Proxy Statement is hereby incorporated by reference in response to this Item 14.

PART IV—OTHER INFORMATION

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The consolidated financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

(a) (2) The Exhibit Index set forth below is incorporated by reference in response to this Item 15.

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

10.1
Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.2
Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.3
Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.4
Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.5
Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.6
Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.7
Administrative Services Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.8
Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.9
Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.10
Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.11
Change of Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.12
Retention Bonus Agreement by and between Howard W. Lutnick and Newmark Group, Inc. dated as of December 28, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021)*

10.13
Employment Agreement, dated as of December 1, 2017, by and between Newmark Partners, L.P. and Barry M. Gosin (incorporated by reference to Exhibit 10.13 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.14
Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.15
Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and Newmark Holdings, L.P. (incorporated by reference to Exhibit 10.28 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.16	Newmark Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.17	Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.18	Newmark Holdings, L.P. Participation Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.19
Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.20
Intercompany Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P.(incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.21
Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.22
First Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent

10.23
Master Repurchase Agreement, dated August 2, 2021, by and between Newmark Partners, L.P. and CF Secured LLCC (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

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

101
The following materials from Newmark Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2021 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL (included in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2022.

Newmark Group, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Newmark Group, Inc., in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/s/ Howard W. Lutnick Howard W. Lutnick	Chairman (Principal Executive Officer)	February 28, 2022

/s/ Barry Gosin Barry Gosin	Chief Executive Officer	February 28, 2022

/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022

/s/ Virginia S. Bauer Virginia S. Bauer	Director	February 28, 2022

/s/ Michael Snow Michael Snow	Director	February 28, 2022

/s/ Kenneth A. McIntyre Kenneth A. McIntyre	Director	February 28, 2022