Form 10-K/A
period 2021-12-31
NEWMARK GROUP, INC.
filed 2022-04-29
CIK 1690680

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2022
Class A Common Stock, par value $0.01 per share	164,678,443 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

Auditor Name: Ernst & Young, LLP	Auditor Location: New York, New York	PCAOB ID Number: 42

Newmark Group, Inc.
2021 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE
Throughout this document Newmark Group, Inc. is referred to as “Newmark,” and, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”
On March 1, 2022, Newmark filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). Certain Part III information was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors in connection with its 2022 annual meeting of stockholders will be filed by April 30, 2022
(i.e.,
within 120 days after the end of the Company’s 2021 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14, of the Original Form 10-K as set forth below. The information included herein as required by Part III, Items 10 through 14, of the Original Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2022 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14, of Form 10-K.
This Amendment also restates Item 15 of Part IV of the Original Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
No other amendments are being made hereby to the Original Form 10-K. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 1, 2022, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form
10-K.

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
Information about our Directors

Name	Age	Director Since	Biographies
Howard W. Lutnick	60	2017	Mr. Lutnick has served as our Chairman since 2016. As Chairman, Mr. Lutnick serves as the Chairman of our Board of Directors and as our principal executive officer. Mr. Lutnick is the Chairman of the Board of Directors and Chief Executive Officer of BGC Partners, Inc., a leading global brokerage and financial technology company (“BGC Partners” or “BGC”), positions in which he has served since 1999. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as Chairman and Chief Executive Officer of Cantor since 1996. Mr. Lutnick also served as President of Cantor from 1991 until 2017. In addition, Mr. Lutnick also holds offices at and provides services to various other affiliates of Cantor and provides services to our and BGC’s operating partnerships and subsidiaries, including BGC Partners, L.P. (“BGC U.S. OpCo”), BGC Global Holdings, L.P. (“BGC Global OpCo”), and Newmark Partners, L.P. (“Newmark OpCo”). Mr. Lutnick is also the Chief Executive Officer, President, sole shareholder and a director of CF Group Management, Inc. (“CFGM”), the managing general partner of Cantor. Mr. Lutnick has also been a director of Satellogic, Inc. (“Satellogic”) since January 2022. Mr. Lutnick is a member of the Board of Directors of the Horace Mann School, the Board of Directors of the National September 11
th
Memorial & Museum, the Board of Directors of the Partnership for New York City and the Board of Overseers of The Hoover Institution. In addition, Mr. Lutnick also served as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp, a special purpose acquisition company (“SPAC”) from October 2015 until consummation of its business combination with GCM Grosvenor, Inc. (“GCM Grosvenor”), in November 2020, as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. II, a SPAC, from September 2019 until consummation of its business combination with View, Inc. in March 2021, as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. III from March 2016 until consummation of its business combination with AEye, Inc., in August 2021, and as the Chairman and Chief Executive Officer of CF Acquisition Corp. V from April 2020 until consummation of its business combination with Satellogic in January 2022. Currently, Mr. Lutnick has served as the Chairman and Chief Executive Officer of CF Acquisition Corp. IV since January 2020, CF Acquisition Corp. VI since April 2020, CF Acquisition Corp. VII since July 2020 and CF Acquisition Corp. VIII since July 2020, all of which are SPACS. Additionally, Mr. Lutnick has served as Chairman and Chief Executive Officer of each of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) and Rodin Income Trust, Inc. since February 2017 and as President of Rodin Income Trust, Inc. since January 2018, which are non-traded real estate investment trusts, or REITs. Mr. Lutnick received an undergraduate degree from Haverford College.

Name	Age	Director Since	Biographies
Michael Snow	74	2017	Mr. Snow has been a director of our Company since December 2017. Mr. Snow was the Managing Member of Snow Fund One, LLC, a short volatility fund trading in S&P options, from October 2005 to March 2020. Mr. Snow is a Registered Investment Advisor and founded Snow Financial Management, LLC in 1997. Prior to establishing this company, he was employed in the banking industry for over 25 years. At the Union Bank of Switzerland, Mr. Snow was Second in Charge of the North American Region. He achieved the rank of Senior Managing Director and was Head of Fixed Income, where he was responsible for Treasury, Money Markets, Precious Metals, Foreign Exchange, Mortgage-Backed Securities, Government Securities, Derivatives, Corporate Bonds, Emerging Markets, High-Yield Securities, and Capital Markets. In addition, since August 2013, he has served as an independent director of BGC Derivative Markets, L.P., a subsidiary of BGC Partners, and, since March 2014, he has served as an independent director of Remate Lince, S.A.P.I. de C.V., a BGC affiliate and one of Mexico’s top inter-dealer brokers. BGC Derivative Markets, L.P. conducts operations as a Swap Execution Facility, which offers trading in swaps products subject to mandatory clearing, as well as swaps classified as permitted transactions. He has also served as an independent member of Cantor Clearinghouse Holdings, LLC and Cantor Futures Exchange Holdings, LLC, in each case since August 2016.

Name	Age	Director Since	Biographies
Virginia S. Bauer	65	2018	Ms. Bauer has been a director of our Company since June 2018. Ms. Bauer has served as Chief Executive Officer of GTBM, Inc., a security technology company that develops and markets proprietary software solutions, since 2010. Prior thereto, Ms. Bauer served as Senior Vice President of Covenant House International from 2009 to 2010, as the Secretary of Commerce for the State of New Jersey from 2004 to 2008, and as Director of the New Jersey Lottery Commission from 2003 to 2004. In addition, Ms. Bauer has served on the Board of the New Jersey Economic Development Authority since January 2020, on the Foundation Board of Monmouth Medical Center since 2009 and on the Board of Directors of the National September 11 Memorial & Museum since 2008. She previously served on the Board of Commissioners of The Port Authority of New York and New Jersey from 2008 to 2012 and on the Advisory Board of the Lower Manhattan Development Corporation from 2001 to 2004.

Kenneth A. McIntyre	61	2020	Mr. McIntyre has been a director of our Company since January 2020. Mr. McIntyre has over 25 years of experience in the commercial real estate industry. Since February 2020, Mr. McIntyre has been the Chief Executive Officer of the Real Estate Executive Council (“REEC”), having served as a founding member of the Board of Directors of the organization since 2003. REEC is a preeminent trade association in the U.S. for minority commercial real estate professionals. Since 2012, Mr. McIntyre has been the Founder and Managing Principal of PassPort Real Estate, LLC, a New York based consulting firm focused on advising developers and institutions on commercial real estate deal and platform structuring. His clients have included REAP, a non-profit that is focused on increasing the diversity of talent in the commercial real estate industry, where he served as the Executive Director, and the Port Authority of New York and New Jersey, where he served as Executive Advisor to the Office of Diversity & Inclusion. Mr. McIntyre was a former Senior Vice President and Head of Commercial Real Estate at Hudson City Savings Bank from May 2014 to May 2016. Prior to joining Hudson City Saving Bank, Mr. McIntyre was a Managing Director in MetLife’s Real Estate Investments Group with various responsibilities across both the debt and equity portfolios, including: Head of Equity Acquisitions; Head of Strategic Initiatives; Head of Real Estate Capital Markets; and Head of Commercial Mortgage Production and Pricing. Prior to joining MetLife, Mr. McIntyre held senior origination and relationship management roles at KeyBank, GE Capital Real Estate, UBS and Chase. Since March 2021, Mr. McIntyre has served on the Board of Trustees of Acadia Realty Trust. In addition, he is on the Board of Directors of The Real Estate Roundtable, where he serves on the Equity, Diversity and Inclusion Committee. Mr. McIntyre is also a Member of the Board of Governors for the Real Estate Board of New York and serves on the Boards of the National Jazz Museum of Harlem, the Yorkville Youth Athletic Association, and R*E*N*T, and is a member of the Advisory Board for Council of Urban Real Estate (CURE, f/k/a African American Real Estate Professionals of New York).

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Our executive officers are appointed annually by and serve at the discretion of our Board. In addition to Mr. Lutnick, who serves as Chairman of our Board and our principal executive officer, our executive officers, their respective ages and positions, and certain other information with respect to each of them are as follows:
Barry M. Gosin, 71, has served as our Chief Executive Officer since 1979 and a principal since 1978. Mr. Gosin guides our national and global expansion initiatives and oversees all facets of our day-to-day operations. Mr. Gosin spearheaded our merger with BGC and has since led our acquisition and hiring efforts and increased our annual revenues by over 10 times. An active industry and community leader, Mr. Gosin serves as a member of the Board of Directors of the Partnership for New York City, Trustee of the Citizens Budget Commission, and Trustee of Pace University.
Michael J. Rispoli, 50, has served as our Chief Financial Officer since 2012. As head of the finance and accounting departments, Mr. Rispoli steers our financial activities, with a focus on managing risk and monitoring cash flow. His responsibilities include financial planning and forecasting, accounting, financial reporting, financial due diligence, and analysis and integration of acquisitions. Mr. Rispoli also provides services to our operating partnership and subsidiaries. Prior to joining Newmark, Mr. Rispoli was the Chief Financial Officer of Grubb & Ellis from August 2010 to April 2012 and had served in various capacities with such firm since May 2007. Mr. Rispoli served as executive director and corporate controller at Conexant Systems, Inc. from 2000 to 2007. Mr. Rispoli began his career at PricewaterhouseCoopers as manager of business assurance. Mr. Rispoli is a licensed CPA in the State of New Jersey (inactive).
Stephen M. Merkel, 63, has been our Executive Vice President, Chief Legal Officer and Assistant Corporate Secretary since January 2019 and was our Corporate Secretary from December 2017 to January 2019. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. He joined Cantor in 1993 and oversees all legal and compliance functions. Mr. Merkel has been Executive Vice President and General Counsel of BGC since September 2001 and was its Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel was BGC’s Secretary from June 1999 to January 2019. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel at Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is a founding member of the Board of Directors of the Wholesale Markets Brokers’ Association, Americas. Mr. Merkel graduated with a B.A. magna cum laude from the University of Pennsylvania and received his law degree from the University of Michigan School of Law.

CORPORATE GOVERNANCE
Independence of Directors
Our Board has determined that each of Ms. Bauer and Messrs. Snow and McIntyre qualifies as an “independent director” in accordance with the published listing requirements of the Nasdaq Stock Market, Inc. (“Nasdaq”). The Nasdaq independence definition consists of a series of objective tests, including that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members. In evaluating Ms. Bauer’s independence, the Board took into consideration her service on the Board of Directors of the National September 11 Memorial & Museum since 2008, an organization where Mr. Lutnick also is a member of the Board of Directors, as well as the fact that Ms. Bauer’s husband was employed by an affiliate of Cantor and subsequent to his death on September 11, 2001, her family received the payments and health care coverage distributed to all affected victims from the Cantor Fitzgerald Relief Fund. In evaluating Mr. McIntyre’s independence, the Board took into consideration his service as an independent director at a public company for which the Company provides an immaterial amount of ordinary course real estate services.
Meetings and Committees of Our Board of Directors
Our Board held 12 meetings during the year ended December 31, 2021. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time. Our Audit Committee consisted of Ms. Bauer and Messrs. Peter F. Cervinka, Snow, and McIntyre with Mr. Cervinka serving as Chair of the Committee during the year ended December 31, 2020 and until April 29, 2021. Effective as of the close of business on April 29, 2021, Mr. Cervinka resigned from the Board and Mr. Snow became Chair of the Committee as of that date. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq and under special standards established by the SEC for members of audit committees, and the Committee includes at least one member who is determined by our Board to meet the qualifications of an “audit committee financial expert” in accordance with the SEC rules. Our Board has determined that each of Ms. Bauer and Messrs. Snow and McIntyre meets the qualifications of an “audit committee financial expert.” The Committee operates pursuant to an Audit Committee Charter, which is available at
www.nmrk.com/esg/governance
under the heading “Independent Audit Committee,” or upon written request from us free of charge.
Our Audit Committee selects our independent registered public accounting firm, consults with our auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our auditors. The Committee also approves all related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics and administers our whistleblower policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters. The Committee pre-approves all audit services, audit-related services and permitted non-audit services to be performed for us by our auditors, subject to certain minimum exceptions set forth in our Audit Committee Charter. The Committee held 15 meetings during the year ended December 31, 2021.
During 2022, our Audit Committee engaged Ernst & Young LLP (“Ernst & Young”) to be our auditors for the year ending December 31, 2022. Ernst & Young was also approved to perform reviews of each of our quarterly financial reports for the year ending December 31, 2022, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.
Our Board of Directors has a Compensation Committee. The Committee consisted of Ms. Bauer and Messrs. Cervinka, Snow, and McIntyre with Mr. Snow serving as Chair of the Committee, during the year ended December 31, 2020 and until April 29, 2021 when Mr. Cervinka resigned from the Board and Ms. Bauer became Chair of the Committee as of that date. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the Newmark Holdings, L.P. Participation Plan, which we refer to as the “Participation Plan,” our Long-Term Incentive Plan, which we refer to as the “Equity Plan” and our Incentive Bonus Compensation Plan, which we refer to as our “Incentive Plan.” The Committee operates pursuant to a Compensation Committee Charter, which is available at
www.nmrk.com/esg/governance
under the heading “Independent Compensation Committee,” or upon written request from us free of charge. The Committee held 25 meetings during the year ended December 31, 2021, which included meetings with independent advisors for the Compensation Committee in contemplation of the December 2021 one-time bonus award to Mr. Lutnick described below under the heading “2021 Lutnick Award.”
Our Board of Directors also has an Environmental, Social and Governance (“ESG”) Committee which was formed in November 2020. The members of the Committee are currently Ms. Bauer and Mr. McIntyre, both of whom are independent directors. Mr. McIntyre is the Chair of the ESG Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for working with management to review ESG initiatives and procedures appropriate to the Company, to provide periodic review of ESG practices and policies and to review management’s current ESG strategy to ensure the Company engages in appropriate practices and technologies and otherwise make recommendations on these matters to the full Board. The Committee operates pursuant to an Environmental, Social and Governance Committee Charter, which is available at
www.nmrk.com/esg/governance
under the heading “Independent Environmental, Social and Governance Committee,” or upon written request from us free of charge. The Committee held 5 meetings during the year ended December 31, 2021.
During 2021, no director attended fewer than 90% of the total number of meetings of the Board and the committees of which he or she was a member. Each independent director attended 100% of the total number of meetings of the Board and the committees of which he or she was a member, except one member missed one meeting during the year.
Nominating Process
All directors participate in the consideration of director nominees recommended for selection by a majority of the independent directors as defined by the published listing requirements of Nasdaq. Accordingly, our Board does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. The Board believes that such participation of all directors is appropriate given the size of our Board and the level of participation of all of our independent directors in the nomination process. The Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors and, absent special circumstances, the Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a recommendation for a director candidate should follow the instructions set forth in this Amendment under the section below entitled “Communications with Our Board of Directors.”
Qualification Criteria and Diversity
Our Board considers the following minimum criteria when reviewing a director nominee: director candidates must (1) have the highest character and integrity, (2) be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director and (5) have the capacity and desire to represent the best interests of our stockholders. In addition, the Board considers as one factor among many the diversity of Board candidates, which may include diversity of gender, age and ethnicity. See “Environmental, Social and Governance Policies and Practices (ESG/Sustainability)—Board Diversity.” The Board also considers diversity of skills and experience as well as geographic background. Our Board screens candidates, does reference checks and conducts interviews, as appropriate. Our Board does not evaluate nominees for director any differently because the nominee is or is not recommended by a stockholder.
With respect to qualifications of the members of the Board, the Board generally values broad business experience and independent business judgment in the financial, real estate or in other fields of each member. Specifically, Mr. Snow is qualified based on his experience in the financial services industry and his general business experience. Ms. Bauer is qualified based on her depth of experience in both the technology and government sectors. Mr. McIntyre is qualified as a result of his extensive experience in the commercial real estate industry and general business experience. Each of Ms. Bauer and Messrs. Snow and McIntyre is additionally qualified as a result of his or her status as an “audit committee financial expert.”
The following matrix provides information regarding the members of our Board, including certain types of knowledge, skills, experiences and attributes possessed by one or more of our directors which our Board believes are relevant to our business and industry. The matrix does not encompass all of the knowledge, skills, experiences or attributes of our directors, and the fact that a particular knowledge, skill, experience or attribute is not listed does not mean that a director does not possess it. In addition, the absence of a particular knowledge, skill, experience or attribute with respect to any of our directors does not mean the director in question is unable to contribute to the decision-making process in that area. The type and degree of knowledge, skill and experience listed below may vary among the members of the Board.

Skills and Experience	Bauer	Lutnick	McIntyre	Snow
Business Operations	X	X		X
Finance/Accounting	X	X	X	X
Risk Management		X	X	X
Global Business		X		X
Human Capital Management	X	X
M&A		X
Other Public Company Board Service and Governance	X	X	X
Environmental		X
Real Estate Industry Experience		X	X
Global Financial Markets		X		X

Brokerage	X	X		X
Regulatory		X
Innovation and Strategy	X	X	X	X
Ethics and Integrity		X
Senior Leadership/CEO	X	X	X	X
Technology/Information Security	X	X
Chairman of the Board
The Board has determined that, in light of Mr. Lutnick’s control of the stockholder vote of the Company through his control of Cantor, having a separate Chairman of the Board and principal executive officer is not efficient or appropriate for us. Additionally, our Board does not have a lead independent director for the same reason.
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
Corporate Governance Guidelines
The Board has adopted Corporate Governance Guidelines that provide the framework for the governance of the Company. The Guidelines address, among other things, the composition and structure of the Board, including membership criteria, independence standards and limits on other directorships, duties and responsibilities of directors, meeting procedures, committees of the Board, executive officer leadership development and stockholder engagement, including with respect to ESG matters. The Board reviews these principles and other aspects of governance annually. The Guidelines are available at
www.nmrk.com/esg/governance
under the heading “Corporate Governance Guidelines” or upon written request from the Company free of charge.
Executive Sessions
In order to comply with Nasdaq rules, the Board has resolved that it will continue to schedule and/or provide opportunities during at least two meetings per year in which the independent directors will meet without the presence of Mr. Lutnick.
Annual Meetings
The Corporate Governance Guidelines provide that each member of the Board is expected to attend Annual Meetings of Stockholders of the Company. At the 2021 Annual Meeting of Stockholders, held on December 17, 2021, all of the Company’s directors were in attendance.
Communications with Our Board of Directors
Stockholders may contact any member of our Board, including to recommend a candidate for director, by addressing their correspondence to the director, c/o Newmark Group, Inc., 125 Park Avenue, New York, NY 10017, Attention: Corporate Secretary. Our Corporate Secretary will forward all such correspondence to the named director.
The Board’s Role in Risk Oversight
Risk oversight is an integral part of Board and Committee deliberations throughout the year. The Audit Committee oversees the management of our enterprise risk management program, and it annually reviews an assessment prepared by management of the critical risks facing us, their relative magnitude and management’s actions to monitor and mitigate these risks.
Our management implemented an enterprise risk management program to enhance our existing processes through an integrated effort to identify, evaluate and manage risks that may affect our ability to execute our corporate strategy and fulfill our business objectives. The activities of the enterprise risk management program entail the identification, prioritization and assessment of a broad range of risks (e.g., strategic, operational, cybersecurity and information security, financial, legal/regulatory, reputational and market) and the formulation of plans to mitigate their effects.

Our Board generally discusses cybersecurity and information security risks annually with the Chief Technology Officer and other relevant technology and security personnel.
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
Succession Planning
From time to time, the Board discusses succession planning, including our consideration of succession strategy, the impact of any potential absence due to illness or leave of certain key executive officers or employees, as well as competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC, and various other ventures and investments sponsored by Cantor. Our Board also discusses from time to time, as part of its succession planning, engagement and encouragement of future business leaders and the process of introducing directors to leaders in our business lines. The Board also considers hiring and retention of leaders required for the changing business landscape and to lead future business lines. Such individuals could include internal and external candidates. Additionally, we have implemented identification and tracking of diverse candidates as part of our succession planning efforts and plan to implement development plans for all high-potential successors this year.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE POLICIES AND PRACTICES (ESG / SUSTAINABILITY)
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
In November 2020, we established a Board-level ESG Committee to provide oversight with respect to our ESG policies and practices. The ESG Committee charter may be found on our website at
www.nmrk.com/esg/governance
under the heading “Independent Environmental, Social and Governance Committee.” With the Board’s and the ESG Committee’s oversight, we are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term stockholder value.
For more information about these topics, new and evolving initiatives and specific examples of policies and practices, see our website at
www.nmrk.com/esg
and “Additional ESG/Sustainability Information” below. Unless the context indicates otherwise, references in this ESG section to our “employees” includes our professionals who are independent contractors.
Our Fundamental Values
Newmark is an organization built on strong values, employee engagement and ownership. We value hard work, innovation, superior client service, strong ethics and governance, and equal opportunities. And, philanthropy is woven into our corporate culture. We believe these values foster sustainable, profitable growth. We strive to be exemplary corporate citizens and honor high ethical principles in our interactions with other businesses, our employees and the communities in which we live and work. We take corporate social responsibility and sustainability seriously: we want to contribute to the common good.
Set forth below is a discussion of many of our ESG and sustainability policies and practices. These are our values in action.
Human Capital and Social Policies and Practices
We are committed to our people, our stakeholders and the community as a whole. We have a variety of programs to incentivize and support our employees, from employee ownership to comprehensive benefits and training. We are also committed to equal opportunity, diversity and other policies and practices designed to fulfill our commitment to social and human capital development.

Attracting and Retaining the Best Talent
Our success depends on our ability to attract and retain talented, productive and skilled brokers, professionals, managers, other employees and independent contractors to transact with our clients in a challenging and regulated environment that is experiencing ever-increasing competition for talent. We are investing in creating a diverse, inclusive and incentivized work environment where our people can deliver their best work every day. In 2021, we were named by GlobeSt.com as one of commercial real estate’s “Best Places to Work.”
Flexible, Safe and Empowering Work Environment
In order to retain and hire additional workforce, we have increased our flexible work arrangements, where appropriate, and made compensation adjustments, established additional corporate opportunities and provided additional benefits, including 401(k) match.
We have taken significant measures to develop a safe work environment for all employees, which is conducive to work in our office locations, particularly for front-office brokers and revenue generating employees, subject to applicable state and local regulatory requirements. We have established a more flexible hybrid approach in many instances for non-revenue generating roles or for roles which are not office dependent, where appropriate. We have established vaccination requirements in accordance with applicable laws, including time-off for vaccines, coverage for COVID-19 testing and enhanced sick leave.
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
Performance-Based and Highly Retentive Compensation Structure
Virtually all our key executives and producers have equity or partnership stakes in the Company and its subsidiaries. Generally, they receive deferred equity, limited partnership units or restricted stock units as part of their compensation. As of December 31, 2021, our employees and independent contractors, partners, executive officers and directors owned approximately 24% of our equity on a fully diluted basis.
We issue limited partnership units and other forms of equity-based compensation, such as restricted stock units, which:

•	Provide liquidity to our partners and employees over time;

•	Align the interests of our partners and employees and management with those of common stockholders;

•	Help motivate and retain key partners and employees; and

•	Encourage a collaborative culture that drives cross-selling and growth.
The non-exchangeable partnership units held by our partners are subject to forfeiture (such as if the non-compete, confidentiality or non-solicit provisions of the Newmark Holdings limited partnership agreement are violated), and unvested restricted stock units are subject to service conditions that must be met in order for them to vest into shares of Newmark common stock. In addition, any partnership amounts paid following termination of service generally are paid over a number of years to ensure compliance with post-termination partner obligations. This compensation structure has proven to be highly retentive.
We also enter into various agreements with certain of our employees, independent contractors and partners. Many of these individuals receive loans which may be either wholly or in part repaid from the earnings distributions that the individual receives on some or all of their LPUs or may be forgiven over time. These loans provide incentives and promote entrepreneurship and long-term engagement.
Clawbacks and Incentives
The partnership units issued to our executive officers, certain of which, such as PSUs or NPSUs, may be redeemed for zero at any time by the Compensation Committee, as well as partnership obligations under the Newmark Holdings Partnership Agreement, are retentive and provide broad discretion and significant clawback power to the Compensation Committee. Accordingly, we do not have a separate general compensation recovery or “clawback” policy for our executive officers or others. See “Compensation, Discussion and Analysis—Clawback, Forfeiture and Recoupment.”
To provide incentives and promote entrepreneurship and long-term engagement, we also enter into various agreements with certain of our employees, independent contractors and partners. Many of these individuals receive loans which may be either wholly or in part repaid from the earnings distributions that the individual receives on some or all of their LPUs or may be forgiven over time.

Employee Diversity, Inclusion and Equal Opportunity
We believe that by cultivating a dynamic mix of people and ideas, we enrich the performance of our businesses, the experience of our increasingly diverse employee base, and our unique communities. We are committed to equal opportunity, diversity and other policies and practices that seek to further our development of a diverse and inclusive workplace. We consider all qualified applicants for job openings and promotions without regard to race, color, religion, gender, sexual orientation, gender identity, national origin or ancestry, age, disability, service in the armed forces, or any other characteristic that has no bearing on the ability of employees to do their jobs well. We continue to develop initiatives to support these values and have implemented a policy that requires the inclusion of qualified, diverse candidates in the final round of interviews for leadership roles.
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
Our employee resource groups (“ERGs”) support the recruitment, development and retention of diverse professionals across our organization to advance our businesses and reputation. Our current ERGs are the Asian Pacific American Community, the Black Employee Network, the Latin American/Hispanic ERG, the Military Veterans ERG, Newmark Pride and the Network of Women. Our ERGs strive to offer a variety of opportunities and tools to help our employees make new professional contacts, find mentors and develop their careers. These events and activities also allow our employees to support one another through a valuable exchange of experiences, advice, and best practices for career success.
We are helping to shape future leaders from a wide variety of backgrounds. We actively participate in various initiatives, including the following:

•	Participation in the Mortgage Bankers Association Path to Diversity Scholarship Program;

•	Sponsorship of the Summer Enrichment and Analyst Development Programs run by Artemis Real Estate Partners, a female-owned financial firm with a strong track record in fostering diversity; and

•	Platinum Level Sponsorship of the virtual internship program run by the Real Estate Board of New York (REBNY) in partnership with the City University of New York (CUNY) and Project Destined.
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
Our success depends on employees understanding how their work and engagement contribute to our strategy, culture, values and regulatory environment. We use various channels to facilitate open and direct communication, including internal calls and meetings with employees, training and policy updates, our ERGs, our IDEA program and our social and family outings and events.

Our Environmental Focus, Workplace Strategies and Sustainable Business Practices
We are focused on the environment and recognize the importance of treating our natural resources with the greatest respect, so that they are available to future generations. As a responsible business, we are acutely aware of climate change and other major issues affecting the environment. We also understand the impact commercial real estate can have on the health of the environment. That is why we encourage sustainable building practices, and in our Global Corporate Services business, recommend strategies to maximize energy efficiency, recycle materials and limit waste. These goals apply to Newmark’s offices as well as to the work we do for our clients, whether in selecting a location, building out space or managing an asset.
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
Newmark supports sustainable business practices and is focused on the steps necessary to establish a sustainability program both internally and for our clients, and we have retained a certified women-owned firm to assist our leadership in this endeavor. Building operations have a significant impact on the environment, and as technology continues to place greater demands on building systems for power and cooling, energy consumption is expected to continue to rise at an unsustainable rate. As one of the nation’s largest real estate service providers, we believe it is our responsibility to improve energy efficiency and reduce energy consumption to protect the environment through continuous improvement of building practices. We understand that sustainable buildings provide a better work environment, increase building efficiency and reduce the environmental impact of building operations. We continue to work on these initiatives.
Environmental Policy and Energy and Sustainable Service Reference Guide
We have a policy with respect to the responsible environmental management of our operations. We are creating a baseline to understand and minimize the impact that our business has on the environment and have begun to actively search for ways to reduce our footprint. We are pursuing traditional, as well as new and innovative, methods to achieve our goals. We are seeking to create a culture where environmental focus is a way of being rather than a secondary consideration.
Further information on our policy can be found on our website at the following link:
www.nmrk.com/esg/governance
under the heading “Environmental Policy.”
Newmark has also developed an Energy and Sustainability Services Reference Guide which is available on our website at
www.nmrk.com/esg
which assists clients and property teams in reducing the environmental impact of property operations, maintenance and construction associated with real estate assets.
For more information about these initiatives and services provided to clients and within our own facilities as they evolve, please refer to our website at
www.nmrk.com/esg/environmental
.
Business Continuity and Resiliency
We are implementing additional sustainability policies and practices to protect the continuity of our business and operations to maintain and advance long-term stockholder value. These policies and practices include disaster recovery and crisis management protocols to minimize the impact of the COVID pandemic and other health emergencies and natural or other disasters on our operations. We maintain concurrent data centers in the United States, providing backup of our computer systems and capacity for our employees to work remotely during crises. These policies and practices enable our employees to maintain a high level of performance while working in offices or remotely during the COVID-19 pandemic in compliance with relevant rules and regulations in applicable jurisdictions, and in preservation of the health, safety and welfare of our workforce.
Charitable Policies and Practices
Never has our commitment to our people and others been so evident as in our corporate giving and charitable work. Honoring the events of September 11, 2001, the Company currently matches 100% of individual employee donations to The Cantor Fitzgerald Relief Fund made in September of each year up to $5,000 per individual employee. Employees have the option of designating a bona-fide charity as the beneficiary of the donation and the match. Additional charitable initiatives are in effect from time to time.

In 2022, Newmark announced a Ukraine relief program with the Company matching 100% of employee, broker and client donations up to $1 million to the Cantor Fitzgerald Relief Fund to support direct relief efforts through charity partners in neighboring countries.
Newmark actively encourages our brokers, managers and other employees to support the communities in which we live and operate through volunteerism and philanthropy. In 2021, we supported hospitals, universities, food banks and community-based organizations focused on childhood development and education and programs for the disabled, families and the financially disadvantaged. Some of the charities include: American Cancer Society, Big Brothers, Big Sisters, Boston Children’s Hospital, Boys & Girls Clubs, Breaking Ground, Community Builders, Creative Art Works, Food First, Homes Fit for Heroes, LA Regional Food Bank, Junior Achievement, Medal of Honor Museum, National Kidney Foundation, Northern Virginia Family Services, Pace University and United Jewish Appeal.
We actively encourage volunteerism from our people and we proudly support our clients in their charitable efforts. To encourage our professionals to engage in civic and charitable efforts, we have a matching program for charities that fit within Newmark’s overall charitable mission.
As part of these values in action, we offer a Volunteer Time Off program to support individual employee volunteerism in the communities in which they work and live. All full and part-time regular employees are eligible to utilize one paid workday (whole day or two half-days) each calendar year to volunteer with bona fide charitable organizations of their choice. Participation is growing and as office life normalizes and pandemic measures begin to recede, we will encourage broader use of this benefit and participation by employees in charitable and community service activities within all of our office communities.
We also support victims of disasters and sometimes, our volunteers travel to those in need. A group of more than 200 volunteers drawn from The Cantor Fitzgerald Relief Fund, employee volunteers from Newmark and its affiliates and many friends from the New York community and clients from Banco Santander and Scotiabank, traveled to Puerto Rico to aid in its recovery from Hurricanes Irma and Maria. This operation distributed $4 million in $1,000 prepaid cards to thousands of families still suffering from the devastation.
Additional information about all of our charitable efforts is available at
www.nmrk.com/esg/social
.
Corporate Governance Policies and Practices
Our commitment to good corporate governance policies and practices is demonstrated by our Corporate Governance Guidelines, our rigorous Code of Business Conduct and Ethics (the “Code of Ethics”), the charters of the Audit, Compensation and ESG Committees of our Board, our Hedging Policy and our other corporate governance policies and practices. Some highlights of our corporate governance policies and practices include the following:

•  Independence of a substantial majority of the members of the Board;

•  Only independent directors serve on each committee;

•  Board-level ESG Committee;

•  Annual independence review of independent outside directors;

•  Diverse array of personal characteristics and professional experience of the Board, consisting of 25% women and 25% persons of color;

•  Annual election of each member of the Board – we do not have a classified (“staggered”) Board;

•  The ability of our Board to require the resignation of a director who fails to obtain a majority vote for election;

•  Annual evaluation of the performance of both our Chairman and CEO;

•  Procedures for establishing and disseminating agendas and materials for meetings of the Board and its committees in advance;

•  Periodic executive sessions of independent directors;

•  Consideration of factors including diversity of gender, age, ethnicity, skills, experience and geographic background in considering director candidates;

•  Strict ethical and other criteria for membership on the Board

•  Detailed processes and review of all related party transactions and required approval by independent directors;

•  Access of the Board and its committees to management and to retain outside independent advisors;

•  No stockholder rights plan or other “poison pill” or similar anti-takeover device;

•  A prohibition on personal loans to directors and executive officers;

•  Requirement for directors to inform the Board of changes in their principal job responsibilities;

•  Limits on the service of directors and executive officers on other public company boards;

•  Director orientation and continuing education;

•  Annual self-assessments of the performance of our Board and its committees and individual directors;

•  Prohibitions against trading while in possession of material, non-public information;

•  Prohibitions against hedging;

•  Strict procedures and enforcement of our ethical standards and our conflict of interest policies, including our robust whistleblower policy – completely confidential and with a whistleblower hotline available 24/7;

•  Diversified mix of cash and short- and long- term equity awards designed to be highly retentive and risk-appropriate, and to align the interests of our executive officers with those of our stockholders;

•  Executive officers holding much of their personal net worth in our and our affiliates’ equity;

•  Robust annual review and oversight of Code of Ethics responses;

•  Succession planning and management development of executive officers and potential senior managers having significant responsibility for business areas;

•  Annual stockholder say-on-pay votes;

•  Annual ratification of the appointment of our independent registered public accounting firm; and

•  Annual review of our corporate governance policies and practices.

Board Diversity Matrix
The table below provides certain highlights of the composition of our Board members as of April 28, 2022. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

Board Size:
Total Number of Directors	4
Gender:	Male	Female	Non-Binary	Gender Undisclosed
Number of directors based on gender identity	3	1	—	—
Number of directors who identify in any of the categories below:
African American or Black	1	—	—	—
Alaskan Native or American Indian	—	—	—	—
Asian	—	—	—	—
Hispanic or Latinx	—	—	—	—
Native Hawaiian or Pacific Islander	—	—	—	—
White	2	1	—	—
Two or More Races or Ethnicities	—	—	—	—
LGBTQ+			—
Undisclosed			—
Whistleblower Complaint and Investigation Procedures for Accounting, Internal Controls, Auditing Matters and Employment and Labor Practices
We have a policy regarding reporting of complaints about accounting, internal controls, employment and labor practices, auditing matters, or questionable financial practices. The policy is designed to provide a channel of communication for employees and others who have concerns about our conduct or any of our directors or employees. Complaints are treated seriously and handled expeditiously. Any person may submit a complaint to our independent outside law firm to a dedicated hotline and email account available 24 hours a day, 7 days a week. Complaints that are accounting or financial in nature (“Accounting Complaints”) will be handled by the Chair of our Audit Committee and by our Chief Legal Officer, Corporate Secretary or designee.
Employees submitting an Accounting Complaint need not provide their names or other personal information and reasonable efforts will be used to conduct the investigation that follows from an Accounting Complaint from an employee in a manner that protects the confidentiality and anonymity of the employees submitting the Complaint.
Employees are reminded of the Whistleblower Policy at least annually and information is provided in local languages. We honor a culture of investigation, confidentiality and non-retaliation. Persons submitting complaints in good faith will not be subject to retaliation and the policy does not prohibit other actions protected under applicable law. Our whistleblower policy is publicly available on our website at www.nmrk.com/esg/governance under the heading “Whistleblower Complaint and Investigation Procedures for Accounting, Internal Controls, Auditing Matters and Employment and Labor Practices.”
Code of Business Conduct and Ethics and Professional Integrity
Our corporate values and strong policies and procedures regarding ethics, conflicts of interests, related party transactions and similar matters are contained in our Code of Ethics. This commitment applies to members of our Board, executive officers, other officers and our other covered employees globally. The Code of Ethics and its training modules are circulated in local languages and training and certifications are conducted annually for all employees. Annual written certifications are required. Potential violations and disclosures globally are reviewed annually by executive management and escalated to the Audit Committee. Director and executive officer disclosures are reviewed by the Audit Committee on an annual basis. The Code of Ethics is available on our website at www.nmrk.com/esg/governance under the heading “Code of Business Conduct & Ethics.” In 2021, we adopted a global anti-bribery and corruption policy. See “Compliance and Anti-Financial Crime Policy and Bribery and Corruption” below.

Compliance and Anti-Financial Crime Policy and Bribery and Corruption
We are committed globally to our policy regarding anti-money laundering and anti-financial crime, including anti-bribery and corruption, counter- terrorism financing and anti-fraud. We are committed to compliance and training regarding all relevant laws, rules, and regulations designed to combat bribery and corruption, including, but not limited to, the UK Bribery Act of 2010 and the U.S. Foreign Corrupt Practices Act of 1977 as amended. Further information on this policy can be found on our website at the following link: www.nmrk.com/esg/governance under the heading “Compliance & Anti-Financial Crime Program Policy.”
In addition, our Code of Ethics provides that we will not enter into a business relationship or engage in an activity if we know or have reasonable grounds to suspect that a business relationship or activity is connected with or facilitates bribery or corruption. It is the responsibility of each person covered under the Code of Ethics to comply with applicable anti-bribery and corruption laws. Persons covered under the Code of Ethics are required to report any suspicions of bribery or corruption to the Compliance Officer or, as appropriate, to the Committee or the Board, or in accordance with our Whistleblower Policy. For more information on our Code of Ethics and Whistleblower Policy, see the section entitled “Code of Ethics and Whistleblower Procedures.”
2021 Global Anti-Bribery and Corruption Policy
In 2021, we implemented a global policy to combat bribery and corruption through a clear set of policies and procedures outlining anti-bribery and corruption standards, procedures and annual employee training. The policy specifically defines Bribery and Corruption and provides for management and Board oversight. Further information on this policy can be found on our website at the following link: www.nmrk.com/esg/governance under the heading “Global Anti-Bribery and Corruption Policy.”
Compliance & Anti-Financial Crime Policy
We are committed on a Company-wide basis to our policy regarding anti-money laundering and anti- financial crime, including anti-bribery and corruption, counter-terrorism financing and anti-fraud. Further information on this policy can be found on our website at the following link: www.nmrk.com/esg/governance under the heading “Compliance & Anti-Financial Crime Policy.”
Annual Risk Evaluation and Board-Level Risk Oversight
The Board of Directors meets at least annually with our senior risk officer to review and evaluate our enterprise risk framework, risk management policies and practices, credit and risk mitigation policies and practices, and other related issues.
Focus on our Internal Control Environment
As described more fully in its Charter, the primary function of the Audit Committee is to assist the Board of Directors in its general oversight of the Company’s financial reporting, internal control over financial reporting and audit process. Management is responsible for the preparation, presentation and integrity of the Company’s financial statements; accounting and financial reporting principles; internal control over financial reporting; disclosure controls; and procedures designed to ensure compliance with accounting standards, applicable laws and regulations.
In particular, our overall control environment is a focal point for our management, the Audit Committee and the Board. With this focus and with the oversight of the Audit Committee and the Board, management has recently taken steps to further enhance our overall control environment.
Cyber-Security and Information Security Program
We are committed on a Company-wide basis to combating the global threat of cyber-attacks and to securing our business through our information security programs to operate with confidence, through a deep understanding of cyber-security risks, vulnerabilities, mitigations, and threats. We have a global cyber-security program applicable to all subsidiaries and business lines. We conduct periodic internal and external vulnerability audits and assessments and penetration testing and provide periodic training to employees and independent contractors. Further information on this program can be found on our website at the following link: www.nmrk.com/esg/governance under the heading “Cyber-Security and Information Program.”
Data Privacy Program
We have a global data privacy program applicable to all subsidiaries and business lines. We are committed to conducting our business in line with the right to privacy set forth in the Universal Declaration of Human Rights (Article 12). As such, we are committed to handling personal data responsibly and recognize the privacy rights of persons involved in our business dealings. Our policy provides a mechanism for data subjects to raise concerns about personal data and privacy as well as a right of access to personal information, rights to correct or amend such information and the right to request deletion of such personal information. Further information on this program can be found on our website at the following link: www.nmrk.com/esg/governance under the heading “Data Privacy Program.”

Hedging Policy
We have a policy with respect to hedging of equity securities issued by Newmark (collectively, “Company Equity Securities”). In this regard, we prohibit our directors and employees, including our officers, from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of Company Equity Securities held by such persons, except with the explicit approval of our Audit Committee or its designees. For avoidance of doubt, Cantor and its affiliated entities or any securities issued by such entities other than Newmark are not covered under this Hedging Policy.
Additional ESG / Sustainability Information
To learn more about these policies and practices and our continuing efforts related to ESG and sustainability matters, please refer to the ESG / sustainability section of our website at www.nmrk.com/esg and to our periodic reports filed under the Exchange Act for further information. You may also find our Corporate Governance Guidelines, Code of Ethics, the charters of the committees of our Board of Directors, Hedging Policy, Environmental Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this document.
SECTION 16(a) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE
Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock, par value $0.01 per share (“Class A common stock”), are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2021 through the date hereof, the Company believes that all reports were filed on a timely basis with respect to transactions in 2021 through the date hereof, except that (i) Mr. Merkel (a) filed a late Form 4 on March 5, 2021 to report his spouse’s disposition of shares of Class A common stock on November 9, 2020, and (b) a late Form 4 on April 29, 2021 to report his acquisition of shares of Class A common stock from the Company on March 16, 2021 and his disposition of such shares to the Company on that same day and (ii) Mr. Lutnick filed a one-day late Form 4 on July 1, 2021 to report (a) the exchange of exchangeable Newmark Holdings units into Class A common stock, (b) the grant of Class A common stock following the redemption of non-exchangeable Newmark Holdings units and (c) the grant of Class A common stock on June 28, 2021.
CODE OF ETHICS AND
WHISTLEBLOWER PROCEDURES
Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to members of our Board of Directors, our executive officers, other officers and our covered employees globally. The Code of Business Conduct and Ethics is publicly available on our website at www.nmrk.com/esg/governance under the heading “Code of Business Conduct & Ethics.” If we amend or grant any waiver from a provision of our Code of Business Conduct and Ethics that applies to our executive officers, we intend to publicly disclose such amendment or waiver by posting information about such amendment or waiver on our website.
In accordance with the requirements of the Sarbanes-Oxley Act, the Audit Committee has established our whistleblower policy, which sets forth procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The Chief Legal Officer and the Corporate Secretary, and his, her or their designees and the Chair of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures. Our whistleblower policy is publicly available on our website at www.nmrk.com/esg/governance under the heading “Whistleblower Complaint and Investigation Procedures for Accounting, Internal Controls, Auditing Matters and Employment and Labor Practices.” Information available on our website is not incorporated herein by reference.

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
On November 30, 2018, BGC Partners completed its previously announced pro-rata distribution (the “Spin- Off”) to its stockholders of all of the shares of our common stock owned by BGC Partners as of immediately prior to the effective time of the Spin-Off. In addition, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata (the “BGC Holdings distribution”) all of the exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units. Following the Spin-Off and the BGC Holdings distribution, BGC Partners ceased to be our controlling stockholder, and BGC Partners and its subsidiaries no longer held any shares of our common stock or other equity interests in us or our subsidiaries. For more information on the Spin-Off, see “Certain Relationships and Related Transactions, and Director Independence—Separation, Initial Public Offering, and Spin-Off—the Spin-Off.”
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
Effect of the Separation and Spin-Off on Executive Compensation
Prior to our IPO, we did not have a Board of Directors or a Compensation Committee. As such, compensation decisions prior to December 2017 were made by the BGC Board of Directors and the Compensation Committee, in the case of Mr. Lutnick, who is also an executive officer of BGC, and by Mr. Lutnick, in the case of Messrs. Gosin and Rispoli, who were not executive officers of BGC. Following our IPO, our executive compensation program was designed and implemented by the Compensation Committee of our Board of Directors and is described below. For 2019, 2020 and 2021, year-end compensation for each of our executive officers, including compensation awarded under our Participation Plan, Equity Plan and Incentive Plan (collectively, the “Newmark Compensation Plans”), was determined by our Compensation Committee.
In connection with the Separation, interests in Newmark Holdings were distributed to holders of interests in BGC Holdings in proportion to such interests of BGC Holdings held by such holders immediately prior to the Separation. Due to such distribution, any BGC Holdings-related interest that existed as of December 13, 2017 also included 0.454545 of a Newmark Holdings-related interest, and any redemption or exchange of a BGC Holdings-related interest prior to the Spin-Off must also have included the redemption or exchange of the associated ratable portion of a Newmark Holdings- related interest. This 0.454545 figure was based on what the distribution ratio would have been had the Spin-Off occurred immediately following the IPO.
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

In connection with the Spin-Off, holders of BGC Partners restricted stock awards participated in the distribution as if such holders held unrestricted shares of BGC Partners common stock, and following the Spin-Off, any shares of Newmark common stock issued in respect of restricted BGC Partners common stock remained subject to any vesting, lapse or forfeiture restrictions applicable to the restricted BGC Partners shares prior to the Spin-Off. Restricted stock unit (“RSU”) awards outstanding at the time under the Seventh Amended and Restated BGC Partners, Inc. Long Term Incentive Plan (the “BGC Equity Plan”) at the time of the Spin-Off were adjusted so that each holder of a BGC Partners RSU award continued to hold a BGC RSU award covering BGC Partners Class A common shares, but also received a Newmark RSU award covering Newmark Class A common shares on an “as distributed basis” in order to reflect the impact of the Spin-Off on the pre-Spin-Off BGC Partners RSU awards. Such RSUs generally have the same terms, including vesting terms, as the pre-Spin-Off BGC Partners RSU awards, subject to any adjustments made by the Compensation Committee of the BGC Partners Board of Directors.
COMPENSATION DISCUSSION AND ANALYSIS
Background
Our principal executive officer for 2021 was our Chairman, Howard W. Lutnick. Our other three most highly compensated executive officers for 2021 were Barry M. Gosin, Stephen M. Merkel and Michael J. Rispoli. For 2019, 2020 and 2021, executive compensation was determined and approved by our Compensation Committee for all executive officers.
For 2019, 2020 and 2021, the compensation determined and approved by our Compensation Committee for Newmark matters for Messrs. Lutnick, Gosin, Rispoli is reflected in full below. In each case compensation includes salary, other cash compensation and non-cash compensation.
The following compensation discussion and analysis describes the material elements of our executive compensation program for 2021, including aspects of our executive compensation program which were designed and implemented by the Compensation Committee of our Board of Directors in December 2021, at which time 2021 year-end compensation decisions with respect to each of our executive officers were reviewed and approved.
The one-time December 2021 bonus award to Mr. Lutnick approved by the Compensation Committee on December 27, 2021 is separately discussed below under the heading “2021 Lutnick Award.”
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
We also believe that executive compensation should also reflect achievement of individual managerial objectives established for specific executive officers at the beginning of the fiscal year as well as reflect specific achievements by such individuals over the course of the year, such as development of specific products or customer relationships or executing or integrating specific acquisitions, dispositions and other strategic arrangements. We further believe that specific significant events led by executives, including acquisitions, dispositions, management activities that create significant value and other significant transactions, should also be given significant weight. We believe that the performance of our executives in managing our Company, and in the provision of services to our operating partnerships and subsidiaries, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation.
Although reviewed by the Committee, our policy is generally that the compensation of our executive officers should not be based on the short- term performance of our Class A common stock, whether favorable or unfavorable, since we believe that the price of our Class A common stock will, in the long-term, reflect our overall performance and, ultimately, our management by our executives. Long-term stock performance is reflected in executive compensation through the grant of various equity and partnership awards as described below.

Our Compensation Committee is aware that certain of our executive officers, including Messrs. Lutnick and Merkel, also receive compensation from our affiliates, including Cantor and BGC Partners, for services rendered to each of them, but the Committee generally does not specifically review the nature or amount of such compensation. Messrs. Lutnick’s and Merkel’s overall compensation from BGC Partners is reviewed and approved by the compensation committee of the BGC Partners board of directors and not by our Compensation Committee.
None of our executive officers has received any compensation for serving on our Board of Directors or on the Board of Directors of BGC Partners.
Overview of Compensation and Processes
For 2021, executive compensation was composed of the following principal components: (i) a base salary, which is designed to retain talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award that is intended to tie financial rewards to the achievement of the Company’s short- or longer-term performance objectives; and (iii) an incentive program that is designed to promote the achievement of short- and long-term performance goals and to align the long-term interests of executive officers with those of stockholders through the grant of awards. In all cases, performance objectives and goals relate to the performance of our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.
From time to time, we may also restructure the existing partnership, equity and compensation arrangements of our executive officers as described below. We may also adopt various policies related to or in addition to such restructurings, including with respect to the grant of exchange rights, other monetization of awards, and the acceleration of the lapse of restrictions on restricted stock. We may also issue potential extraordinary grants to executive officers which may or may not be based on prior results or other performance measures, including stock price increase or other measures to be specified.
From time to time, we have also used employment agreements, change of control agreements, retention agreements, and other arrangements, including some with specified target or guaranteed bonus components, and extraordinary bonuses to attract, motivate and retain talented executives. Any such arrangements with the executive officers are summarized below.
Our Compensation Committee, with the assistance where appropriate of special project committees and advisors, approves, and recommends to our Board of Directors, that it approve the salaries, bonuses and other compensation of our executive officers. In addition, the Committee approves grants to executive officers under and otherwise administers our Incentive Plan, our Equity Plan and our Participation Plan.
From time to time, the Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2021, Korn Ferry advised the Committee with respect to ordinary year-end compensation and Aon Human Capital Solutions practice (“Aon”) advised the Committee with respect to the 2021 one-time bonus award to Mr. Lutnick described below under the heading “2021 Lutnick Award.” Aon and Korn Ferry are together referred to as the “Compensation Advisors.” The Committee retained Korn Ferry to provide surveys, information, and other assistance with respect to pay practices and compensation levels at the Company’s peer group and other companies, and the Committee discussed with Korn Ferry all ordinary year-end compensation arrangements for 2021. While the Committee does take into consideration such peer data, the Committee does not attempt to benchmark executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis. The Committee considered whether the Compensation Advisors had any conflicts of interest in advising the Committee. The Committee considered whether the Compensation Advisors had been providing services of any other nature to the Company; the amount of fees received from the Company by the Compensation Advisors; the policies and procedures adopted by the Compensation Advisors that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by the Compensation Advisors who worked on Company matters and any member of the Committee; whether any business or personal relationship existed between such consultants and any of our executive officers; and whether the Compensation Advisors or such consultants hold any of our Class A common stock. The Compensation Advisors also provide services to the compensation committee of the board of directors of BGC Partners from time to time. Upon evaluating such considerations, the Committee found no conflicts of interest in either of the Compensation Advisors advising the Committee.

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
At or around the year-end Compensation Committee meetings, our Chairman, Mr. Lutnick, makes compensation recommendations to the Committee with respect to the other executive officers. Such executive officers are not present at the time of these deliberations. With respect to its determination of the Chairman’s compensation, the Committee shall consider such information received from the Chairman as it deems necessary or appropriate. The Committee deliberates separately in executive sessions with Korn Ferry as to all executive officers other than Mr. Lutnick in the presence of Mr. Lutnick, and separately in executive sessions with Korn Ferry as to all executive officers, including Mr. Lutnick. The Committee may accept or adjust Mr. Lutnick’s recommendations and makes the sole determination of the compensation of all of our executive officers. In accordance with our Corporate Governance Guidelines, the Committee shall review and evaluate, at least annually, the performance and leadership of Mr. Lutnick as Chairman and Mr. Gosin as CEO. Based upon the results of this evaluation, and input from Korn Ferry, the Committee reviews and approves Mr. Lutnick’s and Mr. Gosin’s compensation.
During the first quarter of each fiscal year, the practice of our Compensation Committee is to establish annual incentive performance goals and guidelines for all executive officers under the Incentive Plan, with the Committee retaining negative discretion to reduce or withhold any bonuses earned at the end of the year. All executive officers in office at that time are eligible to participate in the Incentive Plan. In all cases, such performance goals relate to the performance of our executive officers at the Company and in the provision of services to our operating partnership and subsidiaries.
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
NPSUs have no value for accounting or other purposes at the time of grant, do not participate in quarterly partnership distributions, are not allocated any items of profit or loss and may not be made exchangeable into shares of Class A common stock. NPSU awards are highly discretionary and provide additional flexibility for the Compensation Committee to determine the timing and circumstances of replacing such units with units that earn partnership distributions and any rights to exchange such units for shares of Class A common stock or cash. NPSUs have generally been granted to our executives as mid-year grants or in connection with execution of long- term employment arrangements.
From time to time, our Compensation Committee may choose to replace a NPSU with a non-exchangeable PSU or HDU. A non-exchangeable PSU may also be replaced with a non-exchangeable HDU. A non-exchangeable PSU that has been granted the right to convert into a non-exchangeable HDU is referred to as a “PSU-H,” and a non-exchangeable PPSU that has been granted the right to be converted into cash upon conversion of the underlying PSU-H into an HDU is referred to as a “PPSU-H.” PSUs participate in quarterly partnership distributions, but otherwise generally have no value for accounting purposes and are not exchangeable into shares of Class A common stock until such exchange rights are granted by the Committee. HDUs have a stated capital account and are valued based upon such capital account which is initially based on the closing trading price of Class A common stock at the time the HDU right is granted. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock unless such exchange rights are granted by the Committee.
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

Our executive officers have much of their personal net worth in a combination of our equity-based awards and non-exchangeable and exchangeable limited partnership units. Messrs. Lutnick, Gosin, Merkel and Rispoli hold limited partnership units in Newmark Holdings. Mr. Lutnick holds additional partnership interests in Cantor, which, through its and CFGM’s ownership of shares of our Class B common stock, controls approximately 55.8% of the total voting power of the outstanding Newmark common stock as of March 31, 2022. Mr. Merkel also holds additional partnership interests in Cantor.
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
Our Compensation Committee may grant equity and partnership awards to executive officers in a variety of ways under the Equity Plan and the Participation Plan, including restricted stock, RSUs, exchange rights, cash settlement awards and other equity grants under the Equity Plan and non- exchangeable limited partnership unit awards under the Participation Plan. Grants of such awards may have different accounting treatment and may be reported differently in the compensation tables and related narratives depending upon the type of award granted and how and when it is granted.
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
Clawback, Forfeiture and Recoupment
The highly retentive nature of the NPSUs, PSUs and similar partnership units, which may be redeemed for zero at any time by the Compensation Committee, as well as the non-compete, non-disparagement and other obligations under the Newmark Holdings Partnership Agreement, provides extraordinary discretion and superior clawback power to the Committee. Accordingly, we do not have a separate general compensation recovery or “clawback” policy. Further, our annual policy is to provide the majority of our compensation through retentive partnership units or other equity with strong vesting mechanisms. Accordingly, we do not require additional share ownership or hold-through retirement thresholds.
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

We generally establish base pay at levels comparable to our peer group and other companies which employ similarly skilled personnel, including CBRE Group, Inc., Colliers International Group, Inc., Compass, Inc., Cushman & Wakefield plc, FirstService Corporation, Jones Lang LaSalle Inc., Marcus & Millichap Inc., Opendoor Technologies Inc., RE/MAX Holdings, Inc., Savills plc, WeWork Inc., and Zillow Group, Inc. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we generally do not expect to engage in benchmarking.
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
Base Salaries for 2022
Base salary and similar cash payment rates for 2022 were established in December 2021 by our Compensation Committee with respect to each of our executive officers, based on their continuing qualifications, experience and responsibilities. The base rate for 2022 was continued at $1,000,000 for Messrs. Lutnick and Gosin. The base rate for Mr. Rispoli for 2022 was increased to $850,000 from $750,000 effective January 1, 2022, and the base rate for Mr. Merkel for 2022 was continued at $500,000. Mr. Rispoli’s $100,000 base salary increase was awarded due to his increased responsibilities in connection with strategic transactions and his leadership during the COVID-19 pandemic.
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
With respect to each performance period, our Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for that performance period. These performance criteria, which may vary from participant to participant, will be determined by the Committee and may be based upon one or more of the following financial performance measures:

•	pre-tax or after-tax net income.

•	pre-tax or after-tax operating income;

•	gross revenue;

•	profit margin;

•	stock price, dividends and/or total stockholder return;

•	cash flow(s);

•	market share;

•	pre-tax or after-tax earnings per share;

•	pre-tax or after-tax operating earnings per share;

•	expenses;

•	return on equity; or

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
Incentive Plan Bonus Goals for 2021
In the first quarter of 2021, our Compensation Committee determined that Messrs. Lutnick, Gosin, Rispoli and Merkel, our executive officers for 2021, would be participating executives for 2021 in our Incentive Plan.
For 2021, our Compensation Committee used the same performance criteria for all the executive officers and set individual bonus opportunities for 2021 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieved operating profits or adjusted earnings annually for 2021, as calculated on substantially the same basis as in the Company’s 2020 year-end earnings release, or (ii) the Company achieved improvement or percentage growth in gross revenue or total transaction volumes for any product annually for 2021 as compared annually to 2020 over any of its peer group members or industry measures, as reported in the Company’s 2021 earnings release, in each case calculated on substantially the same basis as in the Company’s 2020 earnings release, and compared to the most recently available peer group information or industry measures, (each of which we refer to as a “Performance Goal”) in each case subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin-offs or any other extraordinary corporate transactions in accordance with the Bonus Plan, the Incentive Plan and the Participation Plan, as applicable.
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
Incentive Plan Bonuses Awarded for 2021
On December 21, 2021, having determined that the Performance Goals established in the first quarter of 2021 had been met for 2021, our Compensation Committee made awards, effective as of January 1, 2022, to the participating executive officers for 2021 under our Incentive Plan. The awards were granted using a stock price of $16.47 on December 21, 2021, as adjusted by the 0.9339 exchange ratio in effect as of such date, and provided a combination of short- and long-term incentives that align the Company’s financial performance with its executive compensation. In addition to short- term cash compensation awarded to certain executives, the Committee awarded significant portions of its 2021 compensation to all executives in the form of long-term partnership units. These units are eligible for partnership distributions, if any, in the current period, which are tied to the Company’s current and future earnings and may rise and fall with the Company’s results and market conditions in a given period. The units awards, however, are issued as non-exchangeable and the non- Preferred Unit awards may be made exchangeable into the Company’s Class A common stock at a future time at the Committee’s discretion, thus incentivizing future performance by aligning it with the Company’s stock price.
In making its year-end bonus determinations for 2021, our Compensation Committee considered the pay practices of our peer group and other companies, including a compensation survey prepared by, and advice from, Korn Ferry. As part of its compensation process, the Committee considered the year-on-year growth of various financial metrics for the nine months ended September 30, 2021, which represented the latest public financial information available at the time, as compared with the disclosed growth rates for these same metrics at our full-service U.S. listed peers. These peers were CBRE Group, Inc., Colliers International Group Inc., Jones Lang LaSalle Incorporated, and Cushman & Wakefield plc. The metrics included consolidated global total revenues, Americas total revenues, Americas fee or net revenues, global consolidated Adjusted EBITDA, and global consolidated pre-tax Adjusted Earnings. The data indicated that Newmark’s growth in each of these metrics meaningfully exceeded the average year-on-year growth rates for these peers over this period. The Committee also reviewed our relative performance versus these peers in individual Americas business lines including leasing, capital markets and mortgage banking, valuation and advisory, and other areas of management services, as well as our market share in investment sales. Performance data are provided to the Committee by management and Korn Ferry.

In making awards for 2021, the Compensation Committee also considered the strong improvement in the Company’s earnings as compared to peers and prior periods, rebounds in business metrics and stock performance as compared to the prior year. The Committee also considered the pay reductions in the prior year and the related impact of the COVID-19 pandemic on various businesses and the Company’s results as a whole, management’s response to the COVID-19 pandemic and adjustments in business plans during the period and pivots in various markets and services in response to changes in the market. The Committee also considered individual contributions toward achievement of strategic goals and financial operating results. The impact of any of these measures during 2022 or beyond may materially impact the value of current and previous partnership awards, thus aligning the interests of the executives with those of our stockholders. Further, all of such 2021 partnership awards are forfeitable in the event that an executive were to leave the Company and compete or otherwise violate applicable partnership obligations. These awards were also expected to incentivize our executive officers with respect to future performance and encourage ongoing contributions to our businesses.
The specific awards to our executive officers for 2021 were as follows:
Mr. Lutnick’s aggregate bonus of $9,000,000 for 2021 was paid $4,000,000 in current cash compensation and $5,000,000 in a long-term partnership award represented by 162,549 non-exchangeable Newmark Holdings PSUs and 162,549 non-exchangeable Newmark Holdings PPSUs with a determination price of $15.38 per unit. The Compensation Committee noted leadership during the COVID-19 pandemic and pay reduction decisions for 2020, 2021 business and stock performance and other market factors in determining Mr. Lutnick’s 2021 year-end bonus award. See also the Section below entitled “2021 Lutnick Award” for Mr. Lutnick’s additional one-time
bonus award.
Mr. Gosin’s 2021 aggregate bonus of $11,500,000 for 2021 was paid $5,250,000 in current cash compensation and $6,250,000 in a long-term incentive partnership award represented by 203,186 non-exchangeable Newmark Holdings PSUs and 203,186 non-exchangeable Newmark Holdings PPSUs with a determination price of $15.38 per unit. The Compensation Committee noted in particular Mr. Gosin’s management and leadership during the COVID-19 pandemic, acquisition and entry into new sectors and locations in determining his 2021 bonus award.
Mr. Rispoli’s aggregate bonus of $1,000,000 for 2021 was paid $416,667 in current cash compensation and $583,333 in a long-term partnership award represented by 18,964 non-exchangeable Newmark Holdings PSUs and 18,964 non-exchangeable Newmark Holdings PPSUs with a determination price of $15.38 per unit. The Compensation Committee noted his leadership and efforts with respect to finance, acquisitions and treasury matters in awarding his bonus for the year.
Mr. Merkel’s aggregate bonus of $1,000,000 was paid $500,000 in current cash compensation and $500,000 in a long-term partnership award represented by 16,255 non-exchangeable Newmark Holdings PSUs and 16,255 non-exchangeable Newmark Holdings PPSUs with a determination price of $15.38 per unit. The Compensation Committee noted his legal and regulatory guidance during the year.
Incentive Plan Bonus Goals for 2022
On December 17, 2021, the Compensation Committee determined that Messrs. Lutnick, Gosin, Merkel and Rispoli, our current executive officers, would be participating executives for 2022 in the Incentive Plan. For 2022, the Committee established performance criteria for all executive officers and set a bonus for 2022 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieves operating profits or adjusted earnings annually for 2022, as calculated on substantially the same basis as in the Company’s 2021 year-end earnings release, or (ii) the Company achieves improvement or percentage growth in gross revenue or total transaction volumes for any product annually for 2022 as compared to 2021 over any of our peer group members or industry measures, as reported in its 2022 earnings release, in each case calculated on substantially the same basis as in its 2021 earnings release, and compared to the most recently available peer group information or industry measures, in each case, subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin-offs or any other extraordinary corporate transactions in accordance with the Incentive Plan, Equity Plan and the Participation Plan, as applicable. As each of the Company’s executive officers also provides services to certain of our operating partnerships and subsidiaries, potential bonuses for 2022 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.
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
Replacement and Exchange Right Grants in Respect of 2021
From time to time, the Compensation Committee generally approves monetization of previously issued and outstanding units and shares in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration the retentive impact of the remaining units held by the executives. The 2021 monetizations described below were approved by the Compensation Committee in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration the retentive impact of the remaining units held by the executives.
Mr. Lutnick
Mr. Lutnick received no standalone monetization with respect to 2021. See below under “Standing Policy for Mr. Lutnick” for a description of the exchange rights and/or other monetizations rights granted to him with respect to 2021, and under “Replacement and Exchange Right Grants Related to the 2021 Equity Event” for a description of the exchange rights and/or other monetizations rights granted to him with respect to this event.

Mr. Gosin
On December 21, 2021, the Compensation Committee approved: (i) the redemption of all of Mr. Gosin’s remaining 838,996 non-exchangeable Newmark PPSUs for $8,339,980 in cash and (ii) compensation of approximately $7,357,329 by way of the Company causing 478,328 of Mr. Gosin’s non-exchangeable Newmark PSUs to be redeemed for zero and issuing 446,711 shares of our Class A common stock, based upon the closing price on our Class A common stock the date the Committee approved the transaction (which was $16.47) and an exchange ratio of 0.9339.
In addition to the above, on September 21, 2021, 2,114,546 non-exchangeable BGC Holdings PSUs held by Mr. Gosin were redeemed, and an aggregate of 1,176,745 net shares of Class A common stock of BGC were issued at $4.86 price (which was the closing price of BGC Partners Class A common stock on September 21, 2021). Effective as of April 14, 2022, Mr. Gosin’s 905,371 BGC Holdings HDUs were redeemed for a cash payment of $3,521,893 based upon a price of $3.89 per unit, which was the closing price of BGC’s Class A common stock on April 14, 2022.
See below under “Replacement and Exchange Right Grants Related to the 2021 Equity Event” for a description of the exchange rights and/or other monetizations rights granted to him with respect to this event.
Mr. Merkel
On April 27, 2021, (a) 73,387 of Mr. Merkel’s 145,384 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel were redeemed for zero and 68,727 shares of Class A common stock of Newmark, as adjusted by the then applicable exchange ratio of 0.9365, held by Mr. Merkel, were repurchased by the Company for $10.67 per unit (the April 27, 2021 closing price of our Class A common stock), and (b) $82,560.50 associated with Mr. Merkel’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes. The total payment delivered to Mr. Merkel was $815,878, less applicable taxes and withholdings.
On June 28, 2021, (a) 51,124.28 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel were redeemed and an aggregate of 48,072 shares of Class A common stock of Newmark were issued, as adjusted by the then applicable exchange ratio of 0.9403, and (b) $329,155 associated with Mr. Merkel’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes.
Mr. Rispoli
See below under “Replacement and Exchange Right Grants Related to the 2021 Equity Event” for a description of the exchange rights and/or other monetizations rights granted to him with respect to this event.
Replacement and Exchange Right Grants in Respect of 2020
From time to time, the Compensation Committee generally approves monetization of previously issued and outstanding units and shares in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration the retentive impact of the remaining units held by the executives. The 2020 monetizations are described below were approved by the Compensation Committee in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration the retentive impact of the remaining units held by the executives.
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
2019 Newmark NPSU Awards
In connection with the 2018 year-end compensation cycle, the Compensation Committee previously approved the issuance of 500,000 Newmark Holdings NPSUs and 500,000 Newmark Holdings NPPSUs with a determination price of $10.05 per unit to Mr. Lutnick, effective April 1, 2019. The terms of those awards provided that on or about each April 1 of 2020, 2021, 2022, and 2023, the Partnership shall grant an aggregate award of 125,000 non-exchangeable Newmark Holdings PSUs and 125,000 non-exchangeable NHLP PPSUs in replacement of 125,000 Newmark Holdings NPSUs and 125,000 Newmark Holdings NPPSUs (which, upon replacement, shall be cancelled and no longer exist), provided that (i) Newmark, inclusive of its affiliates thereof, earns, in aggregate, at least USD 5 million in gross revenues in the calendar quarter in which the applicable award of Newmark Holdings PSUs or PPSUs is to be granted and (ii) except in the event of death prior to the applicable grant date, Mr. Lutnick remains an employee of Newmark or an affiliate thereof and has at all times remained in compliance with the Newmark Holdings partnership agreement. Mr. Lutnick exercised his rights on December 21, 2021 pursuant to the standing policy for Mr. Lutnick to redeem his remaining 250,000 Newmark Holdings NPPSUs issued effective April 1, 2019. Pursuant to this grant, on April 1, 2022, the Company granted Mr. Lutnick an aggregate award of 125,000 non-exchangeable PSUs in replacement of 125,000 NPSUs.
Replacement and Exchange Right Grants Related to the 2021 Equity Event
On June 28, 2021, in connection with our accelerated receipt of common shares of Nasdaq, Inc. (“Nasdaq Shares”) (see “Certain Relationships and Related Transactions, and Director Independence—Nasdaq Monetization Transaction”), the Compensation Committee approved a plan to expedite the tax deductible exchange and redemption of a substantial number of limited partnership units held by partners of the Company (the “2021 Equity Event”). The 2021 Equity Event also accelerated certain compensation expenses, resulting in $428.6 million of compensation charges. These partnership units were settled using a $12.50 share price. In July 2021, the Compensation Committee approved increasing the price to $13.01 to settle certain units.
Some of the key components of the approved plan were as follows:

•	8.3 million and 8.0 million compensatory limited partnership units, respectively, of Newmark Holdings and BGC Holdings held by Newmark partners who are employees were redeemed or exchanged.

•
23.2 million and 17.4 million compensatory limited partnership units, respectively, of Newmark Holdings and BGC Holdings held by the Newmark Holdings’ partners who are independent contractors were redeemed or exchanged. Newmark also accelerated the payment of related withholding taxes to them with respect to their Newmark Holdings units. Independent contractors received one BGC Class A common share for each redeemed non-preferred BGC Holdings unit or cash and are responsible for paying any related withholding taxes.

•
Partners with non-exchangeable non-preferred compensatory units exchanged or redeemed in connection with the 2021 Equity Event generally received restricted Class A common shares of Newmark and/or BGC to the extent tax deductible. A portion of the BGC Class A common shares received by independent contractors were unrestricted to facilitate their payment of withholding taxes.

•	The issuance of Newmark Class A common stock related to the 2021 Equity Event reflected the June 28, 2021 exchange ratio of 0.9403.

•	Newmark Holdings and BGC Holdings limited partnership interests with rights to convert into HDUs for cash were also redeemed in connection with the 2021 Equity Event.

The specific transactions approved by the Compensation Committee, in connection with the 2021 Equity Event, with respect to Newmark’s executive officers are set forth below. All of the transactions included in the 2021 Equity Event with respect to Messrs. Lutnick, Gosin and Rispoli, were based on (i) the price for Newmark Class A common stock of $12.50 per share, as approved by the Compensation Committee; (ii) the price of BGC Partners Class A common stock of $5.86; and (iii) the price of Nasdaq common stock of $177.11.
Mr. Lutnick
On June 28, 2021, in connection with the 2021 Equity Event, the Newmark Compensation Committee approved the following for Mr. Lutnick:

(i)
the exchange of 279,725 exchangeable Newmark Holdings PSUs into 263,025 shares of Class A common stock of Newmark based on the then applicable Exchange Ratio of 0.9403; and $1,465,874 associated with Mr. Lutnick’s non-exchangeable 193,530 Newmark Holdings PPSUs was redeemed and used for tax purposes;

(ii)
the conversion of 552,482.62 non-exchangeable Newmark Holdings PSUs with the right to exchange PSUs into HDUs (“H-Rights”) into 552,482.62 non-exchangeable Newmark Holdings HDUs and redemption of such HDUs for their Capital Account of $7,017,000, paid in the form of Nasdaq Shares issued at $177.11 per share (which was the NASDAQ closing price as of June 28, 2021); and $7,983,000 associated with Mr. Lutnick’s non-exchangeable Newmark Holdings PPSUs with -H were redeemed and used for tax purposes;

(iii)
the exchange of 520,380 exchangeable BGC Holdings PSUs into 520,380 shares of Class A common stock of BGC Partners, and $1,525,705 associated with Mr. Lutnick’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes;

(iv)
the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of Class A common stock of BGC Partners;

(v)
the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs with H-Rights into 1,131,774 non-exchangeable BGC Holdings HDUs and $7,983,000 associated with Mr. Lutnick’s BGC Holdings PPSUs with H- Rights was redeemed and used for tax purposes in connection with the exercise of the exercise of the BGC Holdings HDUs; and

(vi)	the issuance of 29,059 shares of Class A common stock of Newmark.
In accordance with Mr. Lutnick’s right under his existing standing policy, and in connection with the 2021 Equity Event, upon the approval of the Newmark Compensation Committee: (i) 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy, were redeemed and 2,736,103 shares of Class A common stock of Newmark, based upon the then applicable exchange ratio of 0.9403, were granted to Mr. Lutnick; and (ii) $8,798,546 associated with Mr. Lutnick’s rights under his existing standing policy was redeemed and used for tax purposes.
Mr. Gosin
The Newmark Compensation Committee approved the following for Mr. Gosin:

(i)
the exchange of 1,531,061.84 exchangeable Newmark Holdings units (comprised of 1,438,597.37 exchangeable Newmark Holdings PSUs and 92,464.47 exchangeable Newmark Holdings APSUs) into 1,439,658 shares of Class A common stock of Newmark based upon the then current exchange ratio of 0.9403; and $834,508 associated with Mr. Gosin’s exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes;

(ii)
the conversion of 443,871.60 non-exchangeable Newmark Holdings PSUs with H-Rights into 443,871.60 non-exchangeable Newmark Holdings HDUs, and redemption of such HDUs, less any taxes and withholdings in excess of $5,362,452, paid in the form of Nasdaq shares issued at $177.11 per share (which was the NASDAQ closing price as of June 28, 2021); and $5,362,452 in connection with Mr. Gosin’s Newmark Holdings PPSUs with H-Rights was redeemed and used for tax purposes;

(iii)
the exchange of 3,348,706 exchangeable BGC Holdings units (comprised of 3,147,085 exchangeable BGC Holdings PSUs and 201,621 exchangeable BGC Holdings APSUs) into 3,348,706 shares of Class A common stock of BGC Partners; and $298,273 associated with Mr. Gosin’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes;

(iv)
the conversion of 1,592,016 non-exchangeable BGC Holdings PSUs with H-Rights into 1,592,016 non-exchangeable BGC Holdings HDUs, and $1,129,499 associated with Mr. Gosin non-exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; and

(v)	the issuance of 12,500 shares of Class A common stock of Newmark.

Mr. Rispoli
On June 28, 2021, the Compensation Committee approved the following for Mr. Rispoli:

(i)
the exchange of 23,124 exchangeable Newmark Holdings PSUs into 21,744 shares of Class A common stock of Newmark based on the then current exchange ratio of 0.9403 and $208,407 associated with Mr. Rispoli’s exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes;

(ii)
6,000 non-exchangeable Newmark Holdings PSUs were redeemed and an aggregate of 5,642 restricted shares of Newmark were issued to Mr. Rispoli based upon the then current exchange ratio of 0.9403, and $52,309 associated with Mr. Rispoli’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes;

(iii)
the conversion of 5,846.07 non-exchangeable Newmark Holdings PSUs with H-Rights into 5,846 non-exchangeable Newmark Holdings HDUs and the redemption of such HDUs, less any taxes and withholdings in excess of $60,750, paid in the form of Nasdaq shares issued at $177.11 per share (which was the NASDAQ closing price as of June 28, 2021); and $60,750 associated with Mr. Rispoli’s PPSUs with H-Rights was redeemed and used for tax purposes;

(iv)
the exchange of 36,985 exchangeable BGC Holdings PSUs into 36,985 shares of Class A common stock of BGC, and $134,573 associated with Mr. Rispoli’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; and

(v)	the issuance of 383 shares of Class A common stock of Newmark.
Gosin Commissions
Compensation for Mr. Gosin is generally determined in accordance with the employment agreement, as amended from time to time, which he entered into in connection with our IPO, effective as of December 1, 2017 (the “Gosin Employment Agreement”). Mr. Gosin received commissions in 2020 in the amount of $16,109 payable in connection with brokerage transactions. This amount was paid in the form of $1,611 in cash and 1,519 non-exchangeable Newmark Holdings NPSUs. Mr. Gosin did not receive any commissions with respect to 2021.
2021 Lutnick Award
Introduction
On December 27, 2021, the Compensation Committee approved a one-time bonus award to Mr. Lutnick (the “Award”), which was evidenced by the execution and delivery of a Retention Bonus Agreement dated December 28, 2021 (the “Effective Date”) and described below (the “Award Agreement”), in consideration of his success in managing certain aspects of the Company’s performance as its principal executive officer and Chairman. The Award rewarded Mr. Lutnick for his efforts in delivering superior financial results for the Company and its stockholders, including in particular his success in creating substantial value for the Company and its stockholders in connection with creating, structuring, hedging and monetizing the forward share contract to receive over time shares of common stock of Nasdaq, Inc. (the “Nasdaq Derivative”) held by the Company (together, the “Nasdaq Shares”) and the strong balance sheet and significant amount of income created from the Nasdaq Derivative. A principal reason for structuring the Award with a substantial portion to be paid out over three years was also to further incentivize Mr. Lutnick to continue to serve as both the Company’s principal executive officer and its Chairman for the benefit of the Company’s stockholders.
The Award Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the Effective Date (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the Effective Date. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Award Agreement. Mr. Lutnick has purchased Newmark Class A Common Stock with the after-tax proceeds of the initial tranche of the Award. The Award Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Award Agreement) or (ii) an involuntary removal of the Executive from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement dated as of December 13, 2017 by and between Mr. Lutnick and the Company (the “Control Agreement”). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The Award Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of the Control Agreement do not apply to the Award. A copy of the Award Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2021.

The Compensation Committee’s Consideration of the Award and Award Agreement
The Award and the Award Agreement were approved by the Compensation Committee of Newmark’s board of directors on December 27, 2021 after careful consideration of Mr. Lutnick’s contributions to the Company’s financial growth and success, and Mr. Lutnick’s specific contributions to that success as the Company’s principal executive officer. The terms were determined and agreed by the Committee following an extensive process that included numerous meetings of the Committee dedicated to discussing the Award through the last four months of 2021, during which the Committee evaluated reports and analyses prepared by Aon. In order to assist it with its deliberations, the Committee retained Aon to be its independent compensation consultant and Mayer Brown LLP to be its independent counsel, in each case for the sole purpose of assisting the Committee in its consideration of the Award. The Committee evaluated and discussed reports and analyses prepared by Aon throughout its deliberations. Mr. Lutnick did not participate in any meetings of the Committee where the Award was discussed.
The Nasdaq Share Transactions
Among the principal factors considered by the Compensation Committee in deciding to grant Mr. Lutnick the Award was Mr. Lutnick’s critical role in the value created for Newmark and its stockholders in connection with the Nasdaq Derivative transactions described in the Company’s periodic reports, including in Item 7 of the Company’s 2021 Annual Report on Form 10-K (“2021 10-K”), under the headings “Nasdaq Monetization Transactions” and “Acceleration of Nasdaq Earnout.” As detailed in that description of the Nasdaq Derivative, on September 28, 2017, the Company received the remaining rights to receive Nasdaq Shares under the Nasdaq Earn-out that were first received by BGC in June 2013, which at that time consisted of a total of 14,883,705 shares of Nasdaq, to be paid ratably over 15 years (subject to an earn-out, acceleration and present value discount as described in detail in the above-referenced description), meaning that in 2017, the Company received the rights to receive approximately 10,900,000 shares of Nasdaq, over the remaining 11 years of the contract provided the Earn-out terms were achieved. At that time, the Company considered the sale of the Nasdaq Derivative as recommended by certain of the Company’s advisors with proceeds in the range of $375-$425 million. Mr. Lutnick chose an alternative route for the Company. In choosing to purchase the long-dated Nasdaq Derivative from a highly rated bank and borrow the potential proceeds of the puts at the bank’s comparatively low cost of funds, Newmark was able to use a portion of the Nasdaq Derivative to repay debt, including debt related to the Berkeley Point acquisition without relinquishing the upside of the Nasdaq Earnout, and while protecting the downside of a portion of the Nasdaq Derivative.
In 2021, the then-remaining tranches of Nasdaq Shares receivable by the Company pursuant to the Nasdaq Derivative were accelerated on a discounted basis under the terms of the Earn-out, resulting in the Company receiving approximately 6.2 million Nasdaq Shares worth approximately $1.093 billion as the final installment of the Earn-out. The total proceeds received by the Company were significantly in excess of the initial recommendation of value for the Nasdaq Derivative and totaled approximately $1.5 billion, after the cost of hedging and other transaction-related expenses.
In its consideration of the Award, the Compensation Committee carefully reviewed the history of the Company’s transactions in the Nasdaq Shares for the purpose of quantifying the benefit to the Company and its stockholders of the transactions in the Nasdaq Shares described above that were undertaken by Mr. Lutnick for the benefit of the Company and its shareholders, as distinguished from the fact of the Company having received rights to receive the Nasdaq Shares annually over time and the value attributed to the Nasdaq Derivative by the Company’s advisors at the time of the Company’s initial public offering. The Committee determined that Mr. Lutnick’s acumen in personally directing the Company’s transactions in the Nasdaq Shares, including those described above and in the 2021 10-K under the heading “Exchangeable Preferred Partnership Units and Forward Contracts,” played a significant role in maximizing the value of the Nasdaq Shares for the period from 2018 through 2021.
The Compensation Committee determined that the Company’s holdings of the Nasdaq Shares, including the transactions involving such shares as directed by Mr. Lutnick, have played a very significant role in the Company’s financial success, creating a strong balance sheet, producing considerable income and positioning the Company for strategic success. The Committee determined that as a direct result, the Company has:

•	been able to reduce its reliance on indebtedness to execute its strategic growth plan;

•
been able to continue to grow through the hiring of important new employees, and been able to better retain its existing employees, even as the COVID-19 pandemic has caused significant disruption in the commercial real estate industry;

•	maintained a strong credit rating during a period of significant disruption in the commercial real estate industry;

•
acquired and integrated the Berkeley Point Financial business in a manner that would have been much more difficult without its strong financial base, as well as acquired numerous other real estate services companies; and

•	generally continued to thrive throughout the course of the COVID-19 pandemic despite the extremely challenged market conditions created by the pandemic.

The Compensation Committee further believes that the Nasdaq Share transactions directed by Mr. Lutnick have been a substantial part of positioning the Company for continued future success and will enable it to continue to execute its business plan at a level that would not be achievable in the absence of Mr. Lutnick’s strategic direction concerning its holdings of, and transactions in, the Nasdaq Shares.
The Retention of Mr. Lutnick as the Company’s Principal Executive Officer
The Compensation Committee believes that the Company and its stockholders benefit from having had, and continuing to have, a strong executive management team. The Committee’s deliberations regarding the Award included extensive discussions regarding the near-term and medium-term future of the executive management team, and determined that it was in the best interests of the Company and its stockholders that the Award be structured in order to incentivize Mr. Lutnick to remain a part of the executive management team and as the Company’s principal executive officer in addition to serving as the Company’s Chairman. As a result, the Committee determined that any one-time bonus for Mr. Lutnick be structured with a considerable retentive element that was dependent on Mr. Lutnick continuing to serve as both the Company’s principal executive officer and its Chairman in order for future installments of the bonus to be payable. The Committee viewed this retentive element as being an essential component of the Award.
Form of Payment of the Award
The Compensation Committee conducted extensive deliberations relating to the form of payment of the Award. Among the options considered by the Committee, assisted by its independent compensation consultant and independent counsel, were to pay the Award in the form of (i) cash, (ii) newly issued Company stock, (iii) Nasdaq Shares, (iv) RSUs or (v) a combination thereof.
The Compensation Committee carefully determined that providing for the payment of the Award in cash was in the best interest of the Company and its shareholders, particularly in light of the Company’s ongoing stock repurchase program and the significant cash earnings of the Company including the additional $1,093,000,000 the Company received in respect of the Nasdaq Shares in June 2021. The Committee also considered Mr. Lutnick’s already-substantial holdings of the Company’s Common Stock and deepening alignment of his interests with those of the Company’s stockholders, the effect of the various forms of payment on the Company’s earnings and the Company’s strong cash position. The Company’s Chief Financial Officer and Aon were consulted in connection with the Committee’s deliberations as to the optimal form of payment from the perspective of the Company and its stockholders.
Subsequent Events
Following the payment of the first installment of the Award, Mr. Lutnick purchased an aggregate 503,500 shares of Class A Common Stock on the open market with his net after-tax proceeds with respect to this payment.
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
The policy provides generally that Mr. Lutnick shall be treated no less favorably than, and in proportion to, any other executive officer with respect to the change, right or modification of equity or partnership awards, which include, but are not limited, to opportunities (i) to have non- exchangeable units redeemed or replaced by other non-exchangeable units; (ii) to have non-exchangeable units received upon such replacement redeemed by Newmark Holdings for cash, or, with the concurrence of Cantor, granted exchange rights for shares of Newmark’s Class A common stock; (iii) to accelerate the lapse of or eliminate any restrictions on transferability with respect to restricted shares of Class A common stock; and (iv) to replace non-distributing units with distributing units and replace Preferred Units with non-Preferred Units. The policy may also include exchange of units into HDUs or other units with a capital account and the cancellation or redemption of non-exchangeable units and the issuance of new shares or units.
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
On March 16, 2021, pursuant to the Newmark standing policy for Mr. Lutnick, the Compensation Committee granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick. Mr. Lutnick elected to waive such rights one-time with such future opportunities to be cumulative. The aggregate number of Mr. Lutnick’s units for which he waived exchange rights or other monetization rights was 4,015,168 non-exchangeable Newmark Holdings PSUs/NPSUs, inclusive of the PSUs receiving an HDU conversion right and 1,443,850 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $18,369,722 at that time, inclusive of the PPSUs receiving an HDU conversion right.
On April 27, 2021 and June 28, 2021, Mr. Lutnick received monetization rights under the standing policy in connection the Compensation Committee’s approval of certain monetization rights for Mr. Merkel. The cumulative number of Mr. Lutnick’s units for which he waived exchangeability, with such future opportunities to be cumulative, was 4,658,804 non-exchangeable Newmark Holdings PSUs/PSU-Hs and 1,608,328 non-exchangeable Newmark Holdings PPSUs/PPSU-Hs with an aggregate determination amount of $20,009,722.
In connection with the 2021 Equity Event discussed above, Mr. Lutnick again received monetization rights under the Newmark standing policy. Pursuant to Mr. Lutnick’s acceptance and exercise of certain of his rights under the standing policy at that time, on June 28, 2021, (i) 2,909,819 of Mr. Lutnick’s non-exchangeable Newmark Holdings PSUs were redeemed for zero in connection with the issuance of 2,736,103 shares of our Class A common stock to Mr. Lutnick based upon the exchange ratio of 0.9403, and (ii) 689,183 of Mr. Lutnick’s non-exchangeable Newmark Holdings PPSUs were redeemed for a tax payment of $8,798,546. In addition, pursuant to Mr. Lutnick’s exercise of his HDU conversion rights on June 28, 2021, (i) his 552,482 Newmark Holdings PSU-Hs were converted into 552,482 Newmark Holdings HDUs, and (ii) his 602,462 non-exchangeable Newmark Holdings PPSU-Hs were redeemed for a tax payment of $7,983,000.
On December 21, 2021, Mr. Lutnick elected to redeem all of his 193,530 then exchangeable (for cash) Newmark Holdings PPSUs for a cash payment of $1,465,873. In addition, upon the Compensation Committee’s approval on December 21, 2021 of the monetization of Mr. Gosin’s remaining non-exchangeable Newmark Holdings PPSUs and a number of Mr. Gosin’s non-exchangeable Newmark Holdings PSUs, Mr. Lutnick (i) elected to redeem 188,883 non-exchangeable Newmark Holdings PPSUs for a cash payment of $1,954,728, and 127,799 non-exchangeable Newmark Holdings NPPSUs for a cash payment of $1,284,376, both for which he previously waived, but then accepted, his right under the Company’s standing policy for Mr. Lutnick; and (ii) received the right to monetize, and accepted the monetization of, his remaining 122,201 non-exchangeable Newmark Holdings NPPSUs for a cash payment of $1,228,124, under such standing policy. In connection with the foregoing, Mr. Lutnick accepted the right to monetize approximately $4,406,915 by way of the Company causing 286,511 of Mr. Lutnick’s non-exchangeable Newmark Holdings PSUs to be redeemed for zero and issuing 267,572 shares of Newmark Class A common stock, based upon the closing price of our Class A common stock on the date the Committee approved the transaction (which was $16.47) and a 0.9339 exchange ratio, under the Company’s standing policy applying to Mr. Lutnick, with such acceptance of rights granted in reference to Mr. Gosin’s December 2021 transactions to the extent necessary to effectuate the foregoing (and otherwise Mr. Lutnick waived all remaining rights one-time, with all opportunities to be cumulative).
As of December 31, 2021, the number of Mr. Lutnick’s remaining Newmark Holdings units for which he waived monetization under the Newmark standing policy, with such future opportunities to be cumulative, included 1,044,150 non-exchangeable Newmark Holdings PSUs.
Partnership Enhancement Programs
We have from time to time undertaken partnership redemption and compensation restructuring programs to enhance our employment arrangements by leveraging our unique partnership structure. Under these programs, participating partners generally may agree to extend the lengths of their employment or service agreements, to accept a larger portion of their compensation in partnership units and to other contractual modifications sought by us. As part of these programs, we may also redeem limited partnership interests for cash and/or other units and grant exchangeability to certain units.
Perquisites
From time to time, we may provide certain of our executive officers with perquisites and other personal benefits that we believe are reasonable. While we do not view perquisites as a significant element of our executive compensation program, we believe that they can be useful in attracting, motivating, and retaining the executive talent for which we compete. From time to time, these perquisites might include travel, transportation, and housing benefits. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for them in appropriate circumstances, and it may consider their use in the future. All present or future practices regarding executive officer perquisites will be subject to periodic review and approval by our Compensation Committee.
Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties as an executive officer. In 2021, such personal benefits had an aggregate incremental cost of approximately $113,061.
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
Retirement Benefits
Our executive officers are generally eligible to participate in a 401(k) contributory defined contribution plan, which we refer to as the “Deferral Plan.” Pursuant to the Deferral Plan, all U.S. eligible employees, including our executive officers, are provided with a means of saving for their retirement. While we have a 401(k) match for some of our employees, we currently do not match any of our executive officers’ contributions to our Deferral Plan.
Nonqualified Deferred Compensation
We do not provide any nonqualified deferred compensation plans to its employees, although we may consider such benefits in the future.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, which we refer to as the “CD&A,” set forth in this document with management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this document.
Dated: April 29, 2022

THE COMPENSATION COMMITTEE

Virginia S. Bauer, Chair
Michael Snow
Kenneth A. McIntyre

EXECUTIVE COMPENSATION
Summary Compensation Table

(a) Name and Principal Position	(b) Year (1) (2)	(c) Salary ($) (3)		(d) Bonus ($)		(e) Equity Awards (Related to Prior Periods) ($) (5)		(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($) (6)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)		(j) Total ($)
Howard W. Lutnick,	2021	1,000,000		20,000,000	(4)	5,025,000		—	9,000,000	—			35,025,000
Chairman	2020	675,000	(3)	—		—		—	3,450,000	—	—		4,125,000
	2019	1,000,000		—		—		—	4,500,000	—	—		5,500,000
Barry M. Gosin,	2021	1,000,000		—		—			11,500,000	—	113,061	(7)	12,613,061
Chief Executive Officer	2020	675,000	(3)	—		—			7,933,891	—	119,821	(8)	8,728,712
	2019	1,000,000		—		—		—	10,500,000	—	118,653	(7) (8)	11,618,653
Michael J. Rispoli,	2021	732,327	(2)	—		—		—	1,000,000	—	—		1,732,327
Chief Financial Officer	2020	620,212	(3)	—		—		—	392,288	—	—		1,012,500
	2019	625,000	(2)	—		—		—	700,000	—	—		1,325,000
Stephen M. Merkel,	2021	500,000		—		—		—	1,000,000	—	—		1,500,000
Chief Legal Officer	2020	452,250	(3)	—		—		—	579,000	—	—		1,031,250
	2019	500,000		—		2,072,278	(4)	—	875,000	—	—		3,447,278

(1)
The table does not include matters for 2019, 2020 and 2021 described above under “Compensation Discussion and Analysis—NPSU Grants and Related Replacement and Exchange Right Grants—Previous BGC Partners Grants Attributable to Newmark” and “Compensation Discussion and Analysis—Replacement and Exchange Right Grants” because the shares granted were fewer than the number of limited partnership units redeemed/exchanged, those units had been granted in partial payment of prior years’ bonuses at full notional value, and the partnership unit and cash payment adjustments described as part of the program were incidental adjustments required by the terms of the partnership unit agreements and the timing of the program in relation to distributions on units.

(2)	The amounts set forth in the table and corresponding footnotes reflect the total compensation awarded to each executive officer for all years presented.
The amount in column (c) for 2021 for Mr. Rispoli reflects a salary rate of $700,000 from January through March 2021, and a salary rate of $750,000 for March through December 2021. The amount in column (c) for 2019 for Mr. Rispoli reflects a salary rate of $500,000 for the months of January and February 2019, and a salary rate of $650,000 for the months March through December 2019.

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

(4)
Column (d) includes $20,000,000 paid to Mr. Lutnick in 2021 in connection with the 2021 one-time Award described above under the heading “2021 Lutnick Award.” Column (d) does not include the remaining $30,000,000 of the Award which the Award Agreement provides shall be payable in equal installments in 2022, 2023 and 2024 subject to and in accordance with the terms of the Award.

(5)
The 2021 amount of $5,025,000 under column (e) for Mr. Lutnick represents the value of the redemption of (i) 227,141 Newmark Holdings PPSUs at the determination price of $10.05 per PPSU in connection with the 2021 Equity Event; and (ii) 272,859 Newmark Holdings PPSUs at the determination price of $10.05 per PPSU in connection with the monetization approved by the Compensation Committee on December 21, 2021. These PPSUs were only redeemable for cash, which was used for tax payments, and were granted to Mr. Lutnick in exchange for certain long-term incentive awards in the form of NPPSUs awarded to Mr. Lutnick in 2019, which were not previously included under column (g) at full notional value.

Column (e) does not include certain compensatory grants of Newmark Holdings units described below because such grants did not represent a right to acquire shares of Newmark Class A common stock and had no grant date fair value for accounting purposes. Column (e) also does not include certain monetizations of Newmark Holdings units described below that would otherwise be included in column (e) because the Newmark Holdings units involved were the subject of previous dollar-denominated awards under the Incentive Plan reported in column (g) of the Summary Compensation Table at full notional value.
Column (e) does not include the 500,000 Newmark NPSUs granted to Mr. Lutnick in 2019 because NPSUs do not represent a right to acquire shares of Newmark Class A common stock and they had no grant date fair value for accounting purposes.
On December 19, 2019, the Compensation Committee granted Mr. Lutnick (i) exchange rights into HDUs with respect to 552,483 non-exchangeable Newmark Holdings PSUs held by Mr. Lutnick (which, based on the closing price of Newmark Class A common stock of $13.61 per share on such date and using the exchange ratio of 0.9332, had a value of $7,017,000); and (ii) exchange rights into cash with respect to 602,463 Newmark Holdings non-exchangeable PPSUs held by Mr. Lutnick (which had an average determination price of $13.25 per unit) for payment of $7,983,000 for taxes when (i) is exchanged. Mr. Lutnick exercised his right to exchange these HDUs in connection with the 2021 Equity Event. Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ Incentive Plan bonuses at full notional value.
Column (e) does not include the exchanges/monetization that Mr. Lutnick exercised in connection with his rights pursuant to the Newmark standing policy and/or pursuant to the 2021 Equity Event because these units had been previously granted in partial payment of prior years’ Incentive Plan bonuses at full notional value.
On December 19, 2019, the Compensation Committee granted Mr. Gosin (i) exchange rights into HDUs with respect to 443,872 non-exchangeable Newmark Holdings PSUs held by Mr. Gosin (which, based on the closing price of the Class A common stock of $13.61 per share on such date and using the exchange ratio of 0.9332, had a value of $5,637,548); and (ii) exchange rights into cash with respect to 539,080 Newmark Holdings non-exchangeable PPSUs held by Mr. Gosin (which had an average determination price of $9.947 per unit) for a payment upon such exchange of $5,362,452 for taxes when (i) is exchanged. Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ Incentive Plan bonuses at full notional value.
On March 16, 2021, the Compensation Committee granted Mr. Gosin exchange rights into shares of our Class A common stock with respect to 526,828 previously awarded non-exchangeable Newmark Holdings PSUs and 30,871 non-exchangeable Newmark Holdings APSUs held by Mr. Gosin (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of0.9365, had a value of $5,792,139 in the aggregate). In addition, on March 16, 2021, the Compensation Committee approved removing the sale restrictions on Mr. Gosin’s remaining 178,232 restricted shares of Class A common stock in BGC (which were originally issued in 2013) and associated 82,680 remaining restricted shares of Newmark Class A common stock (issued as a result of the Company spin-off in November 2018). Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ Incentive Plan bonuses at full notional value.
For Mr. Gosin, column (e) does not include the monetizations approved by the Compensation Committee on December 21, 2021 in connection with: (i) the redemption of all of Mr. Gosin’s remaining 838,996 non-exchangeable Newmark PPSUs for $8,339,980 in cash and (ii) compensation of approximately $7,357,329 by way of Newmark causing 478,328 of Mr. Gosin’s non-exchangeable Newmark PSUs to be redeemed for zero and issuing 446,711 Class A common shares of Newmark based upon the closing price of our Class A common stock on the date the Committee approved the transaction (which was $16.47) and an exchange ratio of 0.9339. In addition, 2,114,546 BGC Holdings PSUs held by Mr. Gosin were redeemed, and an aggregate of 1,176,745 net shares of BGC Class A common stock were issued at $4.86 price (which was the closing price of BGC Class A common stock on September 21, 2021). Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ Incentive Plan bonuses at full notional value.
Column (e) does not include the exchanges/monetization for Mr. Gosin in connection with the 2021 Equity Event because these units had been previously granted in partial payment of prior years’ Incentive Plan bonuses at full notional value.
For Mr. Rispoli, column (e) does not include any of the following units, because these units had previously been granted in partial payment of prior years’ Incentive Plan annual bonuses at full notional value: (i) on April 2, 2018, 17,211 non-exchangeable BGC Holdings PSUs, and 14,082 non-exchangeable BGC Holdings PPSUs, of which 9,381 BGC Holdings PPSUs have a determination price of $9.07 per unit and 4,701 BGC Holdings PPSUs have a determination price of $11.40 per unit, were made exchangeable, (ii) On April 17, 2015, 2,094 BGC Holdings PSUs and 1,606 BGC Holdings PPSUs were made exchangeable, on December 1, 2015, 196 BGC Holdings PSUs and 160 BGC Holdings PPSUs were made exchangeable, on May 2, 2016, 4,755 BGC Holdings PSUs and 2,540 BGC Holdings PPSUs were made exchangeable, and on April 17, 2017, 17,040 BGC Holdings PSUs and 13,942 BGC Holdings PPSUs were made exchangeable. On June 9, 2016, 4,755 BGC Holdings PSUs were exchanged for a value of $42,528 and 2,540 BGC Holdings PPSUs for a value of $16,993.
For Mr. Rispoli, column (e) also does not include the fair value of the cancellation of 13,552 non-exchangeable PSUs in BGC Holdings held by Mr. Rispoli and the cancelation of 11,089 BGC Holdings PPSUs (which had an average determination price of $5.814 per unit) on December 31, 2018 that were awarded at full notional value of $131,574 in connection with such year-end Incentive Plan bonuses. In connection with the transaction, BGC issued $134,535 in shares of Class A common stock, less applicable taxes and withholdings, resulting in 13,552 net shares of BGC Class A common stock at a price of $5.17 per share and the payment of $64,471 in cash for taxes. On February 22, 2019, the Compensation Committee removed the sale restrictions on 4,229 shares of BGC Class A common stock and 1,961 shares of Newmark Class A common stock held by Mr. Rispoli.

On December 19, 2019, the Compensation Committee granted Mr. Rispoli (i) exchange rights into HDUs with respect to 5,846 non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli (which, based on the closing price of the Class A common stock of $13.61 per share on such date and using the exchange ratio of 0.9332, had a value of $74,250); and (ii) exchange rights into cash with respect to 4,917 Newmark Holdings non- exchangeable PPSUs held by Mr. Rispoli (which had an average determination price of $12.355 per unit) for a payment of $60,750 for taxes when (i) is exchanged. Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ Incentive Plan bonuses at full notional value.
On March 16, 2021, the Compensation Committee granted Mr. Rispoli (i) exchange rights into shares of Class A common stock with respect to 6,043 previously awarded non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $62,758); and (ii) exchange rights into cash with respect to 4,907 previously awarded non-exchangeable Newmark Holdings PPSUs held by Mr. Rispoli (which had an average determination price of $15.57 per unit, for a total of $76,407 in the aggregate to be paid for taxes when (i) is exchanged). Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ Incentive Plan bonuses at full notional value.
Column (e) does not include the exchanges/monetization for Mr. Rispoli in connection with the 2021 Equity Event because these units had been previously granted in partial payment of prior years’ Incentive Plan bonuses at full notional value.
The 2019 amount under column (e) for Mr. Merkel represents $976,224, which is the aggregate fair value of: (i) the redemption of 40,909 Newmark Holdings PPSUs at the determination price of $8.34 per PPSU (totaling $341,181) and redemption of 50,000 Newmark Holdings PSUs for zero and (ii) issuance of 46,660 shares of Newmark Class A common stock at $13.61 per share (totaling $635,043), as part of a larger redemption and shares issuance exercise approved by the Newmark Compensation Committee for Mr. Merkel on December 19, 2019. Such redeemed PSUs and PPSUs were originally issued in 2019 in connection with the issuance of underlying BGC Holdings PSUs and PPSUs pursuant to the prior approval of the BGC Compensation Committee in 2016. In addition, the 2019 amount under column (e) for Mr. Merkel represents $1,096,054, which represents 50% of $2,192,108, which is Newmark’s allocation of (i) the redemption of 90,000 BGC Holdings PPSUs at the determination price of $6.26 per PPSU and redemption of 110,000 BGC Holdings PSUs for zero; (ii) the issuance of 93,560 shares of BGC Class A common stock at $6.26 per share, which is less applicable taxes and withholdings; (iii) the redemption of 40,909 Newmark Holdings PPSUs at the determination price of $10.70 per PPSU and the redemption of 50,000 Newmark Holdings PSUs for zero; and (iv) the issuance of 42,864 shares of Newmark Class A common stock at $10.26 per share, which is less applicable taxes and withholdings, as approved by the BGC Compensation Committee for Mr. Merkel on February 22, 2019. The foregoing amount of $2,192,108 was allocated 50% to BGC and 50% to Newmark based on the allocation methodology for Mr. Merkel. Such redeemed BGC Holdings PSUs and PPSUs were originally issued in 2018 pursuant to the prior approval of the BGC Compensation Committee in 2016, and such redeemed Newmark Holdings PSUs and PPSUs were originally issued in 2018 in connection with the issuance of such BGC Holdings PSUs and PPSUs.
For Mr. Merkel, column (e) does not include the fair value of the cancellation on December 19, 2019 of 145,464 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel, and the cancellation of 178,179 non-exchangeable Newmark Holdings PPSUs (which had an average determination price of $10.61 per unit) because the foregoing units had been previously granted in partial payment of prior years’ Incentive Plan bonuses at full notional value. Additionally, on December 19, 2019, Mr. Merkel exchanged 4,222 already exchangeable Newmark Holdings PSUs, which were units distributed to him in the Separation, in exchange for 3,940 shares of Class A common stock. These transactions resulted in Mr. Merkel being issued a total of 132,429 shares of Class A common stock. On that same day, the Company purchased Mr. Merkel’s 132,429 shares issued pursuant to the above at the closing price of our Class A common stock on the date of approval, which was $13.61, for total net proceeds of approximately $1,802,359.
On March 16, 2021, the Compensation Committee approved the right of Mr. Merkel to convert 30,926 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel into 28,962 shares of Class A common stock (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $321,189). On March 16, 2021, Mr. Merkel converted these 30,926 non-exchangeable Newmark Holdings PSUs into 28,962 shares of Newmark Class A common stock which the Company repurchased on the same day for $321,189 in total consideration, less applicable taxes and withholding, under its then-current buyback program. Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ Incentive Plan bonuses at full notional value.
Column (e) for Mr. Merkel also does not include the following rights granted by the Compensation Committee to Mr. Merkel: (a) on April 27, 2021, (i) the redemption of (i) 73,387 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel, which, as adjusted by the then applicable exchange ratio of 0.9365, were converted into 68,727 shares of our Class A common stock and then repurchased by the Company for $10.67 per unit (the April 27, 2021 closing price of our Class A common stock), and (ii) the redemption of certain of Mr. Merkel’s non-exchangeable Newmark Holdings PPSUs for a tax payment of $82,560; and (b) on June 28, 2021, (i) the redemption of 51,124.28 non-exchangeable Newmark PSUs held by Mr. Merkel, which, as adjusted by the then applicable exchange ratio of 0.9403, were converted into 48,072 shares of our Class A common stock, and (ii) the redemption of certain of Mr. Merkel’s non-exchangeable PPSUs for a tax payment of $329,155. The foregoing units were previously granted in partial payment of prior years’ Incentive Plan bonuses at full notional value.

(6)
The amounts in column (g) reflect the bonus awards to our named executive officers under our Incentive Plan. For 2021, Mr. Lutnick’s Incentive Plan bonus was paid $4,000,000 in cash and $5,000,000 in the form of 162,549 non-exchangeable Newmark Holdings PSUs and 162,549 non-exchangeable Newmark Holdings PPSUs at $15.38 per unit; Mr. Gosin’s Incentive Plan bonus was paid $5,250,000 in cash and $6,250,000 in the form of 203,186 non-exchangeable Newmark Holdings PSUs and 203,186 non-exchangeable Newmark Holdings PPSUs at $15.38 per unit; Mr. Rispoli’s bonus was paid $416,667 in cash and $583,333 in the form of 18,964 non-exchangeable Newmark Holdings PSUs and 18,964 non exchangeable Newmark Holdings PPSUs at $15.38 per unit; and Mr. Merkel’s bonus was paid $500,000 in cash and $500,000 in the form of 16,255 non- exchangeable Newmark Holdings PSUs and 16,255 non-exchangeable Newmark Holdings PPSUs at $15.38 per unit.

For 2020, Mr. Lutnick’s Incentive Plan bonus was paid $3,450,000 in the form of 166,025 non-exchangeable Newmark Holdings PSUs and 166,025 non-exchangeable Newmark Holdings PPSUs; Mr. Gosin’s Incentive Plan bonus was paid $7,933,891 in the form of 381,804 non-exchangeable Newmark Holdings PSUs and 381,804 non-exchangeable Newmark Holdings PPSUs; Mr. Rispoli’s bonus was paid $392,288 the form of 18,878 non-exchangeable Newmark Holdings PSUs and 18,878 non-exchangeable Newmark Holdings PPSUs and Mr. Merkel’s bonus was paid $579,000 in the form of 27,864 non- exchangeable Newmark Holdings PSUs and 27,864 non-exchangeable Newmark Holdings PPSUs.
For 2019, Mr. Lutnick’s Incentive Plan bonus was paid $2,000,000 in cash and $2,500,000 in the form of 130,685 non-exchangeable Newmark Holdings PSUs and 130,685 non-exchangeable Newmark Holdings PPSUs; Mr. Gosin’s Incentive Plan bonus was paid $1,000,000 in cash and $9,500,000 in the form of 496,602 non-exchangeable Newmark Holdings PSUs and 496,602 non-exchangeable Newmark Holdings PPSUs; Mr. Rispoli’s bonus was paid $227,500 in cash and $472,500 the form of 24,699 non-exchangeable Newmark Holdings PSUs and 24,699 non- exchangeable Newmark Holdings PPSUs and Mr. Merkel’s bonus was paid $875,000 in the form of 45,740 non-exchangeable Newmark Holdings PSUs and 45,740 non-exchangeable Newmark Holdings PPSUs.

(7)
For 2020, Mr. Gosin received commissions in the amount of $16,109 payable in connection with brokerage transactions. This amount was paid in $1,611 in cash and $14,498 in the form of 1,519 non-exchangeable Newmark Holdings NPSUs.

(8)
Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties. Such personal benefits had an aggregate incremental cost of approximately, $118,653 in 2019, $103,712 in 2020 and $113,061 in 2021.

Grants of Plan-Based Awards
The following table shows all grants of plan-based awards to the named executive officers in 2021:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Underlying	Awards	Awards
Name	Date	($)	($)	($)(1)	(#)	(#)	(#)	(#)(2)	Options (#)	($/Sh)	($)
Howard W. Lutnick	1/1/21	—	—	25,000,000	—	—	—	500,000	—	—	5,025,000
Barry M. Gosin	1/1/21	—	—	25,000,000	—	—	—	—	—	—	—
Michael J. Rispoli	1/1/21	—	—	25,000,000	—	—	—	—	—	—	—
Stephen M. Merkel	1/1/21	—	—	25,000,000	—	—	—	—	—	—	—

(1)
The amounts in column (e) reflect the maximum possible individual payment under the Newmark Incentive Plan. During 2021, there were no specific minimum and target levels under the Newmark Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Newmark Incentive Plan for 2021, and our Compensation Committee retained negative discretion to award less than this amount. Actual amounts paid to each named executive officer for 2021 are set forth in column (g) of the Summary Compensation Table.

(2)
The amounts in columns (i) and (l) reflect aggregate grants under the Incentive Plan for Mr. Lutnick for 2021. The $5,025,000 amount in column (l) for Mr. Lutnick represents the value of the redemption of (i) 227,141 Newmark Holdings PPSUs at the determination price of $10.05 per PPSU in connection with the 2021 Equity Event; and (ii) 272,859 Newmark Holdings PPSUs at the determination price of $10.05 per PPSU in connection with the monetization approved by the Compensation Committee on December 21, 2021. These PPSUs were only redeemable for cash and were granted to Mr. Lutnick in exchange for certain long-term incentive awards in the form of NPPSUs awarded to Mr. Lutnick in 2019, which were not previously included under column (g) on the Summary Compensation Table at full notional value.

Outstanding Equity Awards at Fiscal Year End
None of the named executive officers held any unexercised options as of December 31, 2021. The following table shows all exchangeable units representing a right to acquire shares of our Class A common stock held by each of the named executive officers as of December 31, 2021:

	Option Awards					Grant Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options/ Exchangeable Units Exercisable/ Exchangeable (1) (#)	(c) Number of Securities Underlying Unexercised Options/ Exchangeable Units Unexercisable/ Unexchangeable (2) (#)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#) (2)	(h) Market Value of Shares or Units of Stock That Have Not Vested (2)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	279,725	—	—	—	—	—	—	—	—
Barry M. Gosin	618,572	—	—	—	—	—	—	—	—
Michael J. Rispoli	436	—	—	—	—	—	—	—	—
Stephen M. Merkel	0	—	—	—	—	—	—	—	—

(1)	For Mr. Lutnick, column (b) represents 193,348 exchangeable Newmark Holdings PSUs, and 86,377 exchangeable Newmark Holdings PSUs granted in connection with the Spin-Off held as of December 31, 2021.
For Mr. Gosin, column (b) represents 434,363 exchangeable Newmark Holdings PSUs, 123,336 exchangeable Newmark Holdings APSUs, 60,873 exchangeable Newmark Holdings PSUs granted in connection with the Spin-Off and 92,464 exchangeable Newmark Holdings APSUs held as of December 31, 2021.
For Mr. Rispoli, column (b) represents 436 exchangeable Newmark Holdings PSUs granted in connection with the Spin-Off held as of December 31, 2021.
These exchangeable Newmark Holdings PSUs and Newmark Holdings APSUs were issued in connection with the Separation and Distribution Agreement and may be exchanged at any time on a 1:0.9435 basis (based on the exchange ratio as of March 31, 2022) for shares of Newmark’s Class A common stock, subject to adjustment and the terms of the Separation and Distribution Agreement. As of December 31, 2021, the closing market price of a share of Class A common stock was $18.70.
As of December 31, 2021, the Executives held the following non-exchangeable Newmark Holdings PSUs, NPSUs or APSUs that are eligible to be granted exchange rights into Newmark Class A common stock: Mr. Lutnick: 1,144,365 units; Mr. Gosin: 885,081 units; Mr. Rispoli: 69,115 units; and Mr. Merkel: 48,738 units. These non-exchangeable Newmark Holdings PSUs/NPSUs/APSUs were issued in connection with the Separation and Distribution Agreement.
As of December 31, 2021, Messrs. Gosin, Rispoli and Mr. Merkel did not hold any non-exchangeable Newmark Holdings NPSUs that are eligible to be replaced by non-exchangeable Newmark Holdings PSUs/PPSUs, which in turn would be eligible to be granted exchange rights for shares of Newmark Class A common stock or cash.

(2)
Column (c) does not include non-exchangeable Newmark Holdings PPSUs held as of December 31, 2021 because they did not represent a right to acquire our Class A common stock. As of December 31, 2021, the non-exchangeable Newmark Holdings PPSUs held by the named executive officers were as follows: Mr. Lutnick, 0 units; Mr. Gosin, 0 units; Mr. Merkel, 48,737 units; and Mr. Rispoli, 68,083 units.

Option Exercises and Stock Vested
During 2021, Newmark had no outstanding stock options, no options were exercised by any of the named executive officers and no stock vested for any of the named executive officers.
Potential Payments upon Termination and Change in Control
The following table provides information regarding the estimated amounts payable to the named executive officers listed below, upon either termination or continued employment if such change in control had occurred on December 31, 2021 under their change in control and other agreements, described below, in effect on December 31, 2021. For Mr. Gosin, we have reflected 100% of the amounts he would be paid on a termination of his employment without “cause,” because the payments would have been the same whether or not a change in control of BGC Partners or Newmark had occurred. Messrs. Merkel and Rispoli are not eligible for additional benefits upon termination or a change in control. All amounts are determined, where applicable, using the $18.70 closing market price of our Class A common stock as of December 31, 2021, and the exchange ratio of 0.9444 as of December 31, 2021 to the extent applicable in accordance with SEC rules. All amounts, including estimated vesting of equity compensation and tax gross-up payments, are subject to the specific terms and conditions set forth in the applicable change in control or other agreements and applicable law:

Name	Base Salary	Bonus ($) (6)	Earned but Unpaid Commissions	Non-Compete Payments ($)		Vesting of Equity Compensation ($)	Welfare Benefit Continuation ($)	Tax Gross- Up Payment ($) (5)	Total ($)
Howard W. Lutnick

Termination of Employment in connection with a Change in Control(1)	2,000,000	18,000,000	—	—		—	100,998	—	20,100,998

Extension of Employment in connection with a Change in Control Termination of	1,000,000	9,000,000	—	—		—	100,998		10,100,998

Employment without Cause or involuntary Removal from the position Of Chairman on or after a Change in Control(6)		30,000,000	—	—		—	—		30,000,000

Barry M. Gosin Termination of Employment without Cause Prior to a Change in Control(2)	1,000,000	—	—	2,000,000	(5)	—	—	—	3,000,000

Termination of Employment without Cause in connection with a Change in Control(3)	1,000,000	—	—	2,000,000	(4)	—	—	—	3,000,000

Any Termination of Employment	—	—	—	2,000,000	(4)	—	—	—	2,000,000

(1)
Upon a change in control at December 31, 2021, Mr. Lutnick would have had the right to receive (i) replacement of any partnership units ineligible for exchange rights with new partnership units eligible for such exchange rights, (ii) grants of immediately exchangeable exchange rights into stock or cash, as applicable, with respect to any non-exchangeable limited partnership units (including those replacement units described in clause (i)); and (iii) the immediate lapse of any restrictions on transferability of any shares of restricted stock held by him at such time.

At December 31, 2021, Mr. Lutnick held 1,144,365 of such non-exchangeable, non-preferred Newmark Holdings limited partnership units including PSUs and NPSUs. Based on the closing price of Newmark Class A common stock of $18.70 on December 31, 2021 and the exchange ratio of 0.9444 as of December 31, 2021 with respect to the distribution earning units (i.e., the Exchange Ratio is not applicable to the NPSUs), the aggregate fair value of the shares and cash underlying such grants would have been $20,469,731.
As of December 31, 2020, Mr. Lutnick did not hold any non-exchangeable Newmark Holdings PPSUs, PPSU-Hs and PNPSUs.
As of December 31, 2020, Mr. Lutnick did not hold any shares of our restricted stock. In each case, the units exclude any units subject to redemption for zero or for cash in accordance with applicable agreements. See “—Change of Control Agreements”.

(2)
Upon a termination of Mr. Gosin’s employment without cause, any unvested compensatory partnership units held by Mr. Gosin would vest immediately. At December 31, 2021, Mr. Gosin had no unvested partnership units. See “—Employment Agreements” below.

(3)
Upon a change in control at December 31, 2021, any PSUs held by Mr. Gosin in Newmark Holdings and BGC Holdings as of such date would have been immediately exchangeable into restricted shares of Class A common stock of Newmark or BGC, as applicable, transferable ratably over the first through third anniversaries of the Change in Control, subject to certain conditions. Mr. Gosin also has this right with respect to any PSUs that he then holds in BGC Holdings in the event of a change of control of BGC Partners under the terms of his agreement with BGC Holdings.

See “—Change of Control Agreements”. Newmark would have borne the expense of each of the above transactions if they had occurred, including with respect to the non-exchangeable BGC Holdings PSUs held by Mr. Gosin.
At December 31, 2021, Mr. Gosin held 885,081 of such non-exchangeable Newmark Holdings PSU and APSU units. Based on the closing price of our Class A common stock of $18.70 on December 31, 2021and the exchange ratio of 0.9444 as of December 31, 2021, the value of the shares underlying such grants of exchange rights would have been $15,630,778.
At December 31, 2021, Mr. Gosin held 905,371 HDU units. Based on the closing price of BGC Class A common stock of $4.65 on December 31, 2021, the value of the shares underlying such grants of exchange rights would have been $4,209,975.
At December 31, 2021, Mr. Gosin did not hold any shares of Newmark restricted stock.

(4)
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

(5)
Mr. Lutnick is also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding partnership units as stated in footnote (1). The aggregate tax-gross up payment upon a termination of employment in connection with a change of control is $32,440,025 when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2021. The aggregate tax-gross up payment upon an extension of employment in connection with a change of control is $19,192,922 when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2021.

(6)
Subject to and in accordance with the terms of Mr. Lutnick’s 2021 one-time Award, in the event of a “Vesting Termination” (defined in the Award Agreement as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Award Agreement) or (ii) an involuntary removal of the Executive from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement dated as of December 13, 2017 by and between Mr. Lutnick and the Company), any amounts not vested will immediately become fully vested. The provisions of the Change of Control Agreement do not apply to the Lutnick Award.

Change of Control Agreements
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
As of the date hereof, Mr. Lutnick is party to a substantially similar change of control agreement with BGC Partners.
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
2021 Lutnick Award Agreement
On December 27, 2021, the Compensation Committee approved a one-time bonus award to Mr. Lutnick (the “Award”), which was evidenced by the execution and delivery of a Retention Bonus Agreement, dated December 28, 2021, and described in detail above under the heading “2021 Lutnick Award.” The provisions of the Change of Control Agreement do not apply to the Award.
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
Mr. Gosin is also entitled to certain rights in the event of a Change in Control. See “—Change of Control Agreements” above.
2021 Principal Executive Officer Pay Ratio
The following information contains the relationship of the median annual total compensation of employees and independent contractors and brokers of Newmark and its subsidiaries to the annual total compensation of Mr. Lutnick, our Chairman and principal executive officer.
For 2021, we determined a new median employee in accordance with SEC rules. Our median employee was an Administrative Assistant in the United States.
We selected December 31, 2021 as the date used to identify our “median employee” whose annual total compensation was the median of the annual total compensation of all our applicable employees and independent contractors and brokers (other than our Chairman) for 2021. Based on our internal records, our global employee and independent contractor/broker population as of December 31, 2021 consisted of approximately 5,851 individuals, including full-time, part-time, temporary and seasonal employees, with approximately 84% of these employees working in the United States and approximately 16% working in various non-U.S. locations consisting of Australia, Belgium, Canada, Columbia, Costa Rica, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, Panama, People’s Republic of China, Poland, Republic of Mexico, Singapore, Switzerland, and the United Kingdom.

To identify the “median employee,” we aggregated actual base salary earnings or commission draw in 2021, overtime earnings paid in 2021 for employees eligible to earn overtime, bonus awards earned in 2021 and paid in the first quarter of 2022 and the grant date value of any equity awards granted in 2021. Bonus awards can consist of discretionary bonuses, forgivable loans, cash advance distribution agreements and promissory notes. We annualized the compensation of employees and independent contractors and brokers who began employment during the fiscal year. In addition, for any persons who provide services to Cantor and its affiliates (other than BGC Partners and its consolidated subsidiaries), the total compensation of such persons for purposes of calculating the pay ratio was consistent with the allocations used by the Company for financial accounting purposes in its 2021 consolidated financial statements. We then converted any compensation paid in foreign currency to U.S. dollars using the published rate for December 31, 2021 on
www.oanda.com
. The sum of these amounts served as our “consistently applied compensation measure,” we used in identifying the median employee. We did not apply a cost of living adjustment to the data.
Once the median employee was identified, the pay ratio for the annual total compensation of the median employee to the principal executive officer was calculated for the 2021 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and the pay ratio was determined to be as follows:

•	the annual total compensation of the median employee of the Company (other than the Chairman) was $86,497;

•	the annual total compensation of the Chairman, as reported in the Summary Compensation Table, was $35,025,000; and

•	the ratio of the annual total compensation of the Chairman to the median employee of the Company was approximately 405 to 1.
The foregoing comparison includes the payment to Mr. Lutnick of his 2021 one-time Award in the amount of $20,000,000 for 2021. If the Lutnick Award is excluded for the year, his annual total compensation would have been $15,025,000 and the ratio of the annual total compensation of the Chairman to the median employee of the Company would have been approximately 174 to 1.
As an additional comparison, the pay ratio for the annual total compensation of the median employee to Mr. Gosin, our Chief Executive Officer, as calculated on the same basis was approximately 146 to 1.
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

In addition to the cash compensation described above, under our current policy, upon the appointment or initial election of a non-employee director, we grant to such non-employee director RSUs equal to the value of shares of our Class A common stock that could be purchased for $70,000 at the closing price of our Class A common stock on the trading date of the appointment or initial election of the non-employee director (rounded down to the next whole share). These RSUs vest equally on each of the first two anniversaries of the grant date, provided that the non- employee director is a member of our Board at the opening of business on such dates.
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

2021 Director Compensation Payments
The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2021

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Virginia Bauer	168,250	50,000	—	—	—	—	218,250
Director
Michael Snow	179,500	50,000	—	—	—	—	229,500
Director
Kenneth A. McIntyre	167,250	50,000	—	—	—	—	217,250
Director
Peter F. Cervinka (4)	44,250	—	—	—	—	—	44,250
Former Director

(1)
Howard Lutnick, our Chairman, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the Summary Compensation Table. This table includes compensation paid with respect to 2021.

(2)
Reflects the grant date fair value of RSUs granted on December 17, 2021 to each of Messrs. Snow and McIntyre and Ms. Bauer. More information with respect to the calculation of these amounts is included in the footnotes to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K. On December 17, 2021, each of Messrs. Snow and McIntyre and Ms. Bauer were granted 3,154 RSUs. As of March 31, 2022, Mr. Cervinka had no RSUs outstanding; Mr. Snow had 9,179 RSUs outstanding, Mr. McIntyre had 9,179 RSUs outstanding and Ms. Bauer had 9,179 RSUs outstanding.

(3)	No options were granted to non-employee directors in 2021. As of December 31, 2021, none of the non-employee directors had any options outstanding.

(4)	Mr. Cervinka resigned effective April 29, 2021.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee consists of Ms. Bauer and Messrs. Snow and McIntyre. Ms. Bauer has served as Chair since April 29, 2021, succeeding Mr. Snow who also served as Chair during 2020. All of the members who served on the Committee during 2021 were independent directors. No member of the Committee had any relationship with the Company during 2021 pursuant to which disclosure would be required under applicable SEC rules. With the exception of Mr. Lutnick, during 2021, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Committee or on our Board. Mr. Lutnick serves on the board of directors of BGC Partners.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information, as of March 31, 2022, with respect to the beneficial ownership of our Class A common stock and Class B common stock by: (1) each stockholder, or group of affiliated stockholders, that owns more than 5% of any class of our outstanding capital stock; (2) each of the named executive officers; (3) each director; and (4) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 125 Park Avenue, New York, New York 10017. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table. In addition, certain of the limited partnership interests of Newmark Holdings will be exchangeable with us for shares of our Class A common stock or shares of our Class B common stock equal to the exchange ratio (which, as of March 31, 2022 was and is currently 0.9435, but is subject to adjustment as set forth in the Separation and Distribution Agreement (as hereinafter defined)). The table and footnotes below are based on a one-to-0.9435 exchange ratio. See “Certain Relationships and Related Transactions, and Director Independence —Amended and Restated Newmark Holdings Limited Partnership Agreement—Exchanges.”
As of March 31, 2022, Cantor is obligated to distribute an aggregate of 7,284,934 shares of our Class A common stock consisting of (i) 6,469,630 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 815,305 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares” and, together with the April 2008 distribution rights shares, the “distribution rights shares”), all of which can be distributed within 60 days of March 31, 2022. Certain partners elected to receive their shares and others elected to defer receipt of their shares until a future date. As a result, certain of these distribution rights shares are included both in the number of shares beneficially owned directly by Cantor, and indirectly by CF Group Management, Inc. (“CFGM”) and Mr. Lutnick as a result of their control of Cantor, and in the number of shares beneficially owned directly by CFGM, Mr. Lutnick and the other recipients of distribution rights shares, resulting in substantial duplications in the number of shares set forth in the table below. Once Cantor delivers these 7,284,934 distribution rights shares, these shares will no longer be reflected as beneficially owned directly by Cantor and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor. Instead, beneficial ownership of the shares will only be reported by CFGM and Mr. Lutnick to the extent of their direct holdings of the shares, and Mr. Lutnick’s indirect holdings as a result of his control of KBCR Management Partners, LLC (“KBCR”) and LFA LLC (“LFA”), and by the other recipients of the distribution rights shares.

Name	Class B				Class A
	Common Stock				Common Stock
	Shares		%		Shares		%
5% Beneficial Owners(1):

Cantor Fitzgerald, L.P.	45,541,678	(2)	99.2	(3)	45,541,678	(4)	21.3	(5)
CF Group Management, Inc.(10)	45,895,004	6)	100.0	(3)	46,920,616	(7)	21.8	8)
Vanguard Group Inc.(1)	—		—		24,904,046		14.8
BlackRock, Inc.(1)	—		—		11,012,889		6.5

Executive Officers and Directors(1):
Executive Officers
Howard W. Lutnick(11)	45,894,004	(9)	100.0	(3)	60,313,747	(12)	27.1	(13)
Barry M. Gosin	—		—		4,525,787	(14)	2.7	(15)
Stephen M. Merkel	—		—		48,880	(16)	*
Michael J. Rispoli	—		—		25,926	(17)	*
Directors
Michael Snow	—		—		23,995	(18)	*
Virginia S. Bauer	—		—		33,903	(19)	*
Kenneth A. McIntyre	—		—		11,912	(20)	*
All executive officers and directors as a group (7 persons)	45,894,004		100.0		64,984,150		29.2	(21)

*	Less than 1%

(1)
Based upon information supplied by directors, executive officers and 5% beneficial owners in filings under Sections 13(d) and 16(a) of the Securities Exchange Act of 1934, as amended (which we refer to as the “Exchange Act”).

(2)
Consists of (a) 20,932,207 shares of our Class B common stock held directly and (b) 24,609,471 shares of our Class B common stock acquirable upon exchange of 26,083,170 Newmark Holdings exchangeable limited partnership units held by Cantor.

(3)
Percentage based on (a) 21,285,533 shares of our Class B common stock outstanding and (b) 24,609,471 shares of our Class B common stock acquirable upon exchange of 26,083,170 Newmark Holdings exchangeable limited partnership units held by Cantor.

(4)
Consists of (a) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held directly by Cantor and (b) 24,609,471 shares of our Class A common stock acquirable upon exchange of 26,083,170 Newmark Holdings exchangeable limited partnership units held by Cantor.

(5)
Percentage based on (a) 168,515,183 shares of our Class A common stock outstanding as of March 31, 2022, (b) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (c) 24,609,471 shares of our Class A common stock acquirable upon exchange of 26,083,170 Newmark Holdings exchangeable limited partnership units held by Cantor.

(6)
Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 24,609,471 shares of our Class B common stock acquirable upon exchange of 26,083,170 Newmark Holdings exchangeable limited partnership units held by Cantor.

(7)
Consists of (a) 353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM, (b) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, (c) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred, (d) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (e) 24,609,471 shares of our Class A common stock acquirable upon exchange of 26,083,170 Newmark Holdings exchangeable limited partnership units held by Cantor.

(8)
Percentage based on (a) 168,515,183 shares of our Class A common stock outstanding as of March 31, 2022, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock held by Cantor and CFGM (c) 24,609,471 shares of our Class A common stock acquirable upon exchange of 26,083,170 Newmark Holdings exchangeable limited partnership units held by Cantor, (d) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, and (e) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred.

(9)
Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 24,609,471 shares of our Class B common stock acquirable upon exchange of 26,083,170 Newmark Holdings exchangeable limited partnership units held by Cantor.

(10)	CFGM is the managing general partner of Cantor.
(11)
Mr. Lutnick is the Chairman and Chief Executive Officer of CFGM and also the trustee of an entity that is the sole shareholder of CFGM. CFGM is the managing general partner of Cantor. (12) Mr. Lutnick’s holdings consist of:

(i)	2,330,973 shares of our Class A common stock held directly;
(ii)	234,339 of our Class A common stock held in Mr. Lutnick’s 401(k) account (as of March 31, 2022);
(iii)
4,274,015 shares of our Class A common stock held in various trust, retirement and custodial accounts consisting of (a) 301,803 shares held by a trust for the benefit of descendants of Mr. Lutnick and his immediate family (the “Trust”), of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees, (b) 112,405 shares held in a Keogh retirement account for Mr. Lutnick, (c) 249,498 shares held by trust accounts for the benefit of Mr. Lutnick and members of his immediate family, (d) 3,585,184 shares held in Mr. Lutnick’s personal asset trust, of which he is the sole trustee, (e) 13,268 shares held in other retirement accounts, (f) 7,827 shares held in custodial accounts for the benefit of certain members of Mr. Lutnick’s family under the Uniform Gifts to Minors Act, and (g) 4,030 shares of Class A common stock held in other retirement accounts for Mr. Lutnick’s spouse;

(iv)	353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM;
(v)	20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor;
(vi)	24,609,471 shares of our Class A common stock acquirable upon exchange of 26,093,170 Newmark Holdings exchangeable limited partnership interests held by Cantor;
(vii)	3,591,626 shares of our Class A common stock acquirable upon exchange of 3,591,626 April 2008 distribution rights by Mr. Lutnick, receipt of which has been deferred;
(viii)	571,238 shares of our Class A common stock acquirable upon exchange of 571,238 February 2012 distribution rights by Mr. Lutnick, receipt of which has been deferred;
(ix)	951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred;
(x)	74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred;
(xi)	746,955 shares of our Class A common stock acquirable upon exchange of 746,955 April 2008 distribution rights by the Trust, receipt of which has been deferred;
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
(xviii)
182,423 shares of Class A common stock acquirable upon exchange of 193,347 Newmark Holdings exchangeable limited partnership units by Mr. Lutnick. These amounts include an aggregate of 7,284,934 shares of our class A common stock acquirable upon exchange of 6,873,336 distribution rights consisting of (a) 6,469,630 shares of our Class A common stock acquirable upon exchange of 6,104,096 April 2008 distribution rights and (b) 815,305 shares of our Class A common stock acquirable upon exchange of 769,240 February 2012 distribution rights, which may generally be issued to such partners upon request.

(13)
Percentage based on (a) 168,515,183 shares of Class A common stock outstanding as of October 18, 2021, (b) 21,285,533 shares of Class A common stock outstanding acquirable upon conversion of 21,285,533 shares of our Class B common stock held by Cantor and CFGM (c) 24,609,471 shares of Class A common stock acquirable upon exchange of 26,083,170 Newmark Holdings exchangeable limited partnership interests held by Cantor, (d) 3,591,626 shares of our Class A common stock acquirable upon exchange of 3,591,626 April 2008 distribution rights by Mr. Lutnick, receipt of which has been deferred, (e) 571,238 shares of our Class A common stock acquirable upon exchange of 571,238 February 2012 distribution rights by Mr. Lutnick, receipt of which has been deferred, (f) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, (g) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred, (h) 746,955 shares of our Class A common stock acquirable upon exchange of 746,955 April 2008 distribution rights by the Trust, receipt of which has been deferred, (i) 950,057 shares of our Class A common stock acquirable upon exchange of 950,057 April 2008 distribution rights by KBCR, receipt of which has been deferred, (j) 133,587 shares of our Class A common stock acquirable upon exchange of 133,587 February 2012 distribution rights by KBCR, receipt of which has been deferred, (k) 75,077 shares of our Class A common stock acquirable upon exchange of 75,077 April 2008 distribution rights by LFA, receipt of which has been deferred, (l) 7,512 shares of our Class A common stock acquirable upon exchange of 7,512 February 2012 distribution rights by LFA, receipt of which has been deferred and (m) 182,423 shares of Class A common stock acquirable upon exchange of 193,347 Newmark Holdings exchangeable limited partnership units by Mr. Lutnick.

(14)
Mr. Gosin’s holdings consists of (a) 3,999,598 shares of our Class A common stock held directly, and (b) 526,189 shares of our Class A common stock acquirable upon exchange of 557,699 Newmark Holdings exchangeable limited partnership units.

(15)
Percentage based on (a) 168,515,183 shares of our Class A common stock outstanding as of March 31, 2022, and (b) 526,189 shares of our Class A common stock acquirable upon exchange of 557,699 Newmark Holdings exchangeable limited partnership units held by Mr. Gosin.

(16)
Mr. Merkel’s holdings consist of (a) 45,979 shares of our Class A common stock held directly, and (b) 2,901 held in trusts for the benefit of the Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee of each trust and Mr. Merkel has the power to remove and replace such trustee.

(17)	Mr. Rispoli’s holdings consists of 25,926 shares of our Class A common stock held directly.

(18)	Mr. Snow’s holdings consist of (a) 23,983 shares of our Class A common stock held directly, and (b) 12 shares of our Class A common stock held by Mr. Snow’s son.

(19)	Ms. Bauer’s holdings consist of 33,903 shares of our Class A common stock held directly.

(20)	Mr. McIntyre’s holdings consist of 11,912 shares of our Class A common stock held directly.

(21)
Percentage based on (a) 168,515,183 shares of our Class A common stock outstanding as of March 31, 2022, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock, (c) 24,609,471 shares of our Class A common stock acquirable upon exchange of 26,083,170 Newmark Holdings exchangeable limited partnership units held by Cantor, (d) 751,046 shares of our Class A common stock acquirable upon exchange of 708,612 Newmark Holdings exchangeable limited partnership units held by our executive officers and directors, (e) 3,591,626 shares of our Class A common stock acquirable upon exchange of 3,591,626 April 2008 distribution rights by Mr. Lutnick, receipt of which has been deferred, (f) 571,238 shares of our Class A common stock acquirable upon exchange of 571,238 February 2012 distribution rights by Mr. Lutnick, receipt of which has been deferred, (g) 951,076 shares of our Class A common stock acquirable upon exchange of 951,076 April 2008 distribution rights by CFGM, receipt of which has been deferred, (h) 74,536 shares of our Class A common stock acquirable upon exchange of 74,536 February 2012 distribution rights by CFGM, receipt of which has been deferred, (i) 746,955 shares of our Class A common stock acquirable upon exchange of 746,955 April 2008 distribution rights by the Trust, receipt of which has been deferred, (j) 950,057 shares of our Class A common stock acquirable upon exchange of 950,057 April 2008 distribution rights by KBCR, receipt of which has been deferred, (k) 133,587 shares of our Class A common stock acquirable upon exchange of 133,587 February 2012 distribution rights by KBCR, receipt of which has been deferred, (l) 75,077 shares of our Class A common stock acquirable upon exchange of 75,077 April 2008 distribution rights by LFA, receipt of which has been deferred, and (m) 7,512 shares of our Class A common stock acquirable upon exchange of 7,512 February 2012 distribution rights by LFA, receipt of which has been deferred.

Equity Compensation Plan Information as of December 31, 2021

	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Plan (approved by security holders)	14,496,923	$10.62	330,022,211
Equity compensation plans not approved by security holders	—	—	—
Total	14,496,923	$10.62	330,022,211

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Review, Approval and Ratification of Transactions with Related Persons
The general policy of the Company and our Audit Committee is that all material transactions with a related party, including transactions with BGC Partners and Cantor, the relationships between us and BGC Partners and Cantor and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers (see “Repurchases and Purchases”), are subject to prior review and approval by the Committee and its independent members, which will determine whether such transactions or proposals are fair and reasonable to the Company and its stockholders. In general, potential related-party transactions will be identified by our management and discussed with the Committee at their meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, will be provided to the Committee with respect to each issue under consideration and decisions will be made by the Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related-party transactions are set forth in our Audit Committee Charter and Code of Business Conduct and Ethics, both of which are publicly available on our website at
www.nmrk.com/esg/governance
under the headings “Independent Audit Committee” and “Code of Business Conduct & Ethics,” respectively.
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
The following is a description of certain relationships and transactions that have existed or that we have entered into with our directors, executive officers, or stockholders who are known to us to beneficially own more than five percent of our Class A common stock or Class B common stock, including Cantor, and their immediate family members as well as certain other transactions. The following summary does not purport to describe all the terms of such agreements or transactions and is qualified in its entirety by reference to the complete text of these agreements, to the extent filed as exhibits to our most recent Annual Report on Form 10-K, this Amendment No. 1 to such Annual Report filed on Form 10-K/A, and our other filings with the SEC. We urge you to read the full text of these agreements.
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

•	the proportional distribution in the Separation of interests in Newmark Holdings to holders of interests in BGC Holdings;

•	the IPO and certain pre-IPO contributions of assets by BGC Partners to Newmark in exchange for additional shares thereof;

•	the assumption and repayment of indebtedness by the BGC group and the Newmark group, as further described below;

•	the Spin-Off, including the termination of certain arrangements between the BGC Group and the Newmark Group immediately prior thereto

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
Exchange Agreement
In connection with the Separation on December 13, 2017, we entered into the exchange agreement, which provides BGC Partners, Cantor, CFGM and any other qualified Class B Holder entitled to hold Class B common stock under our Amended and Restated Certificate of Incorporation (our “certificate of incorporation”) with the right to exchange at any time and from time to time, on a one-to-one basis, shares of our Class A common stock now owned or subsequently acquired by such persons for shares of our Class B common stock, up to the number of shares of Class B common stock that are authorized but unissued under our certificate of incorporation. Our Audit Committee and Board of Directors have determined that the exchange agreement is in the best interests of Newmark and its stockholders because, among other things, it will help ensure that Cantor retains its exchangeable limited partnership units in Newmark Holdings, which is the same partnership in which Newmark’s partner employees participate, thus continuing to align the interests of Cantor with those of the partner employees.
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

•
Newmark Holdings founding partner interests, which are limited partnership interests that will be issued in the Separation in respect of BGC Holdings founding partner interests (which were issued to certain partners in connection with the 2008 separation of BGC Partners from Cantor); and

•
Newmark Holdings limited partnership interests and units, including REU and AREU interests and working partner interests (including RPU, ARPU, PSI, PSE, APSI, PSU, APSU, HDU, LPU and NPSU interests and Preferred Units (as defined below)).

•
Preferred Units (“Preferred Units”), which are working partner units that may be awarded to holders of, or contemporaneous with the grant of, PSUs, PSIs, PSEs, LPUs, REUs, RPUs and AREUs and which carry the same name as the underlying unit, with the insertion of an additional “P” to designate them as Preferred Units. Preferred Units cannot be made exchangeable into shares of Class A common stock, and they can only be exchanged for cash, at the determination price on the date of grant,

Newmark Holdings founding/working partner interests are divided into a number of different classes of Newmark Holdings units underlying such partner’s Newmark Holdings founding partner interests and Newmark Holdings working partner interests, respectively.
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
Exchanges
Each unit of the Newmark Holdings limited partnership interests held by Cantor is generally exchangeable with us for a number of shares of Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Class B common stock, a number of shares of Class A common stock) equal to the current exchange ratio. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9435 as of March 31, 2022.
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
Upon our receipt of any Newmark Holdings exchangeable limited partnership interest, or Newmark Holdings founding partner interest, working partner interest or limited partnership unit that is exchangeable, pursuant to an exchange, such interest being so exchanged will cease to be outstanding and will be automatically and fully cancelled, and such interest will automatically be designated as a Newmark Holdings regular limited partnership interest, will have all rights and obligations of a holder of Newmark Holdings regular limited partnership interests and will cease to be designated as a Newmark Holdings exchangeable interest, or Newmark Holdings founding partner interest, working partner interest or limited partnership unit that is exchangeable, and will not be exchangeable.
With each exchange, our direct and indirect interest in Newmark OpCo will proportionately increase, because immediately following an exchange, Newmark Holdings will redeem the Newmark Holdings unit so acquired for the Newmark OpCo limited partnership interest underlying such Newmark Holdings unit.
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
Cantor’s Right to Purchase Exchangeable Newmark Holding Limited Partnership Interests Upon Redemption or Exchange of Newmark Holdings Founding Partner Interests
The terms of the Newmark Holdings founding partner interests are substantially the same as the terms of the BGC Holdings founding partner interests. There are no Newmark Holdings founding partner interests outstanding other than from the mathematical carryover from the BGC Holdings founding partner interests (i.e., the Newmark Holdings founding partner interests distributed in the Separation in respect of the outstanding BGC Holdings founding partner interests). No holder of Newmark Holdings founding partner interests is currently employed by us.
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
If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9435 as of March 31, 2022. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.
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
Newmark from time to time may enter into various compensatory arrangements with partners, including founding partners who hold non- exchangeable founding partner units that Cantor has not elected to make exchangeable into shares of Class A common stock. These arrangements, which may be entered into prior to or in connection with the termination of such partners, include but are not limited to the grant of shares or other awards under the Equity Plan, payments of cash or other property, or partnership awards under the Participation Plan or other partnership adjustments, which arrangements may result in the repayment by such partners of any partnership loans or other amounts payable to or guaranteed by Cantor earlier than might otherwise be the case, and for which Newmark may incur compensation charges that it might not otherwise have incurred had such arrangements not been entered into.
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
Parity of Interests
The Newmark OpCo limited partnership agreement provides that, at the election of Newmark, in connection with a repurchase of our Class A common stock or similar actions, Newmark OpCo will redeem and repurchase from Newmark a number of units in Newmark OpCo equivalent to the number of shares of Class A common stock repurchased by Newmark in exchange for cash in the amount of the gross proceeds to be paid in connection with such stock repurchase.
Adjustment to Exchange Ratio
Each unit of an exchangeable Newmark Holdings limited partnership interest will be exchangeable with Newmark for a number of shares of Newmark common stock equal to the exchange ratio. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9435 as of March 31, 2022.
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
In the event that we acquire any additional Newmark OpCo limited partnership interests from Newmark OpCo, Cantor would have the right to cause Newmark Holdings to acquire additional Newmark OpCo limited partnership interests from Newmark OpCo up to the number of Newmark OpCo units that would preserve Cantor’s relative indirect economic percentage interest in Newmark OpCo compared to our and BGC’s aggregate interests immediately prior to the acquisition of such additional Newmark OpCo units by us or BGC, and Cantor would acquire an equivalent number of additional Newmark Holdings limited partnership interests to reflect such relative indirect interest. The purchase price per Newmark OpCo unit for any such Newmark OpCo limited by us per Newmark OpCo unit. Any such Newmark Holdings limited partnership interests issued to Cantor will be designated as exchangeable limited partnership interests.
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
The administrative services agreement had an initial term of three years, starting on the date of the Separation. Thereafter, the administrative services agreement renews automatically for successive one-year terms, unless any party provides written notice to the other parties of its desire to terminate the agreement at least 120 days before the end of any such year ending during the initial or extended term, in which event the administrative services agreement will end with respect to the terminating party on the last day of such term. In addition, any particular service provided under the administrative services agreement may be cancelled by the receiving party, with at least 90 days’ prior written notice to the providing party, with no effect on the other services. The terminating party will be charged a termination fee equal to the costs incurred by the party providing services as a result of such termination, including any severance or cancellation fees.
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
In consideration for the services provided, the providing party generally charges the other party an amount (including any applicable taxes) equal to (1) the direct cost that the providing party incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree. For the year ended December 31, 2021 allocated expenses were $23.8 million for these services.
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

Certain interests in Newmark Holdings may be exchanged in the future for a number of shares of Newmark Class A common stock or shares of Newmark Class B common stock equal to the exchange ratio (which is currently one, but is subject to adjustments as set forth in the Separation and Distribution Agreement). See above under “—Adjustment to Exchange Ratio.” In addition, prior to the Spin-Off, certain interests in Newmark Holdings may, together with certain interests in BGC Holdings, could have been exchanged for shares of BGC Partners common stock. Certain of these exchanges could have resulted in increases to our share of the tax basis of the tangible and intangible assets of Newmark OpCo that otherwise would not have been available, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the IRS. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.
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
Registration Rights Agreement
In connection with the Separation, on December 13, 2017, we entered into a registration rights agreement with BGC Partners and Cantor which provided Cantor, BGC Partners and their respective affiliates (prior to the Spin-Off) and Cantor and its affiliates (after the Spin-Off) registration rights with respect to shares of our Class A common stock, including shares issued or to be issued upon exchange of the Newmark Holdings exchangeable limited partnership interests held by Cantor, shares of our Class A common stock issued or issuable in respect of or in exchange for any shares of our Class B common stock and any other shares of our Class A common stock that may be acquired by Cantor, or its respective affiliates. We refer to these shares as “registrable securities,” and we refer to the holders of these registrable securities as “holders.”
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
Leases
We currently occupy concurrent computing centers in Weehawken, New Jersey, Secaucus, New Jersey and Trumbull, Connecticut, maintained by Cantor. Under the administrative services agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the terms of the leases for such spaces.

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
Cantor has existing real estate-related businesses, and Newmark and Cantor are partners in a real estate- related joint venture, CF Real Estate Finance Holdings, L.P. (“Real Estate LP”). While these businesses do not currently compete with Newmark, it is possible that, in the future, real estate- related opportunities in which Newmark would be interested may also be pursued by Cantor and/or Real Estate LP, and Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. For example, Cantor’s commercial lending business has historically offered conduit loans to the multifamily market. While conduit loans have certain key differences versus multifamily agency loans, such as those offered by our real estate capital markets business, there can be no assurance that Cantor’s and/or Real Estate LP’s lending businesses will not seek to offer multifamily loans to our existing and potential multifamily customer base.

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

Transactions by Cantor with Newmark in Equity Securities
Our Board of Directors has determined that Cantor is a “deputized” director of the Company for purposes of Rule 16b-3 under the Exchange Act with respect to the transactions contemplated by the Separation and the Spin- Off. Rule 16b-3 exempts from the short-swing profits liability provisions of Section 16(b) of the Exchange Act certain transactions in an issuer’s securities between the issuer or its majority-owned subsidiaries and its officers and directors if, among other things, the transaction is approved in advance by the issuer’s board of directors or a disinterested committee of the issuer’s board of directors. The Rule 16b-3 exemption extends to any such transactions by an entity beneficially owning more than 10% of a class of an issuer’s equity securities if the entity is a “deputized” director because it has a representative on the issuer’s board of directors. Our Board of Directors’ intent in determining that Cantor is a “deputized” director is that acquisitions or dispositions by Cantor of shares of our common stock or interests in our common stock from or to us or its majority- owned subsidiaries will be eligible for the Rule 16b-3 exemption from the short-swing profits liability provisions of Section 16(b) of the Exchange Act.
Transactions with Cantor Commercial Real Estate Company, L.P.
We have a referral agreement in place with CCRE, in which our brokers are incentivized to refer business to CCRE through a revenue-share agreement. Newmark did not have any revenues from these referrals for the year ended December 31, 2021.
We have an additional revenue-share agreement with CCRE, in which we pay CCRE for referrals for leasing or other services. In connection with this agreement, we did not make any payments under this agreement to CCRE for the year ended December 31, 2021.
We also have a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. We did not have any revenues from these referrals for the year ended December 31, 2021.
We did not purchase any primary servicing rights during the year ended December 31, 2021. We also service loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. We recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $3.6 million for the year ended December 31, 2021.
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
Commercial Real Estate Loan
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
Related Party Receivables and Payables
As of December 31, 2021, the current portion of payables to related parties was $10.8 million.
Market Making and Related-Party Borrowings
Market-Making Transactions
On March 25, 2022, we filed an immediately effective registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 6.125% Senior Notes due 2023 in connection with ongoing market-making transactions which may occur from time to time. This registration statement replaced a prior market-making registration statement that has expired. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. BGC does not receive any proceeds from market making activities in these securities by CF&Co. (or any of its affiliates).
CF Secured Borrowing Facility
On August 2, 2021, Newmark OpCo, entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with CF Secured, LLC (“CF Secured”), an affiliate of Cantor, pursuant to which Newmark may seek, from time-to-time, to execute short-term secured financing transactions. Repurchase agreements effect equity financing. The Company, under the Repurchase Agreement, may seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, under the Repurchase Agreement, and agrees to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest.

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
Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor (the “Cantor Credit Agreement”). The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of December 31, 2021 there were no borrowings outstanding under the Cantor Credit Agreement.
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

Sublease to BGC
On May 15 2020, BGC U.S. OpCo (“BGC”) entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of ours, which was approved by our Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. In connection with the sublease, we received $0.5 million for the year ended December 31, 2021.
Transactions Related to Ordinary Course Real Estate Services
On November 4, 2020, our Audit Committee authorized entities in which executive officers have a non-controlling interest to engage Newmark to provide ordinary course real estate services to them as long as Newmark’s fees are consistent with the fees that Newmark ordinarily charges for these services.
Arrangement with View, Inc.
On November 30, 2020, we entered into an arrangement to assist View, Inc. (“View”) in the sale of its products and services to real estate clients in exchange for commissions. View is a Silicon Valley-based producer of high-efficiency dynamic glass that controls light, heat, and glare, providing unobstructed views and privacy using a low voltage control system. In connection with the arrangement, View also agreed to engage us as its exclusive provider of real estate services for a period of at least five years. While View is not under common control with us, it was, at the time that the agreement was executed, the target of a merger with CF Finance Acquisition Corp. II, a special purpose acquisition company sponsored by Cantor.
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
Knotel Assets
As part of the Knotel acquisition on March 24, 2021, we assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, we would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.
Employment Matter
On June 28, 2021, our Audit Committee authorized us to hire a son of our Chairman as a full-time employee of our Knotel business with an annual base salary of $125,000 and an annual discretionary bonus of up to 30%. The arrangement includes a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him.
Retirement Fund Purchase
On April 27, 2021, a Keogh retirement account held by Mr. Lutnick purchased 5,154 shares of our Class A common stock from us at the closing price of our Class A common stock on that date of $10.67 per share. The transaction was approved by our Audit Committee.
Debt Repurchase Program
On June 16, 2020, our Board of Directors and Audit Committee authorized a debt repurchase program for the repurchase by us of up to $50.0 million of our 6.125% Senior Notes due 2023 and any future debt securities issued by us hereafter (collectively, “Company debt securities”). Repurchases of Company debt securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption.
Under the authorization, we may make repurchases of Company debt securities for cash from time to time in the open market or in privately negotiated transactions upon such terms and at such prices as management may determine. Additionally, we are authorized to make any such repurchases of Company debt securities through CF&Co (or its affiliates), in its capacity as agent or principal, or such other broker-dealers as management shall determine to utilize from time to time upon customary market terms or commissions.

The timing and amount of Company debt securities repurchased under the program, if any, will be at the discretion of management, and will depend on the optimal uses of capital as determined by management, available cash, market conditions, the cost to repurchase such securities as compared to other forms of debt repayment (including debt under our revolving credit facility), and other considerations. Therefore, there can be no assurance as to the aggregate principal amount of Company debt securities, if any, repurchased. We may discontinue the repurchase program at any time. As of December 31, 2021, we had $50.0 million remaining under our debt repurchase authorization.
Share Repurchase Program
On August 5, 2021, and again on February 10, 2022, our Board of Directors and Audit Committee re-authorized share repurchases of Newmark Class A common stock and purchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $400 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the year ended December 31, 2021, Newmark repurchased 20,237,430 shares of Class A common stock, respectively, at an average price of $14.37. As of March 31, 2022, Newmark had $397.2 million remaining from its share repurchase and unit purchase authorization.
Referral Fees to Cantor
In September 2021, our Audit Committee approved the payment of a referral fee from us to Cantor Realty Capital Advisors, L.P. (“CRCA”), a subsidiary of Cantor, in relation to CRCA’s referral to us of a sale and lease back transaction for a portfolio of medical office properties. We paid CRCA approximately $0.3 million for the referral of the portfolio sale. Our management negotiated the referral arrangement with CRCA on an arm’s-length basis and the arrangement is reasonable and consistent with referral arrangements of its type between unrelated parties.
Additionally, in September 2021, our Audit Committee authorized us and our subsidiaries to pay referral fees to Cantor and its subsidiaries (other than us and our subsidiaries) in respect of referred business, pursuant to ordinary course arrangements in circumstances where we would customarily pay referral fees to unrelated third parties and where we are paying a referral fee to Cantor in an amount that is no more than the applicable percentage rate set forth in our intra-company referral policies, as then in effect, with such fees to be at referral rates no less favorable to us than would be paid to unrelated third parties.
Tax Receivable
As of December 31, 2021, we recognized a $8.3 million receivable from BGC, which is included as part of “Receivables from related parties”, in the Company’s consolidated balance sheet. The receivable was a result of tax refunds due to us on our share of taxable income which was included as part of BGC’s consolidated tax return in the periods prior to the Spin-Off.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young, during the years ended December 31, 2020 and 2021:

	Year Ended December 31,
	2021	2020
Audit fees	3,497,960	2,719,554
Audit—related fees	317,904	195,090
Tax fees	1,482,590	1,426,640
All other fees	—	—

Total	5,298,454	4,341,284

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
AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES
During 2021, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2021. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2021 and certain other audit- related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services to be performed for us by Ernst & Young.
PART IV—OTHER INFORMATION
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The consolidated financial statements required to be filed in this Annual Report on Form 10-K/A are included in Part II, Item 8 of the Original Form 10-K.
(a) (2) The following Exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K/A as required by Regulation S-K.
The following Exhibits are filed as part of this Report as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)

3.1	Amended and Restated Certificate of Incorporation of Newmark Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

3.2	Amended and Restated Bylaws of Newmark Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

4.1	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (included as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K Filed with the SEC on March 1, 2022)

4.2	Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

4.3	First Supplemental Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

4.4	Form of Newmark Group, Inc. 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.1	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.2	Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.3	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.4	Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.5	Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.6	Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.7	Administrative Services Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.8	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.9	Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.10	Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.11	Change of Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.12	Retention Bonus Agreement by and between Howard W. Lutnick and Newmark Group, Inc. dated as of December 28, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021)*

10.13	Employment Agreement, dated as of December 1, 2017, by and between Newmark Partners, L.P. and Barry M. Gosin (incorporated by reference to Exhibit 10.13 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.14	Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.15	Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and Newmark Holdings, L.P. (incorporated by reference to Exhibit 10.28 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.16	Newmark Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.17	Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.18	Newmark Holdings, L.P. Participation Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.19	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.20	Intercompany Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P.(incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.21	Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.22	First Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2022)

10.23	Master Repurchase Agreement, dated August 2, 2021, by and between Newmark Partners, L.P. and CF Secured LLCC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.24	Amended and Restated Credit Agreement, dated as of March 10, 2022, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2022)

21.1	List of subsidiaries of Newmark Group, Inc. (included as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2022)

23.1	Consent of Ernst & Young LLP (included as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2022)

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2022)

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2022)

31.3	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (included as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2022)

101	The following materials from Newmark Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2021 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document

104	The cover page from this Amendment No. 1 to Annual Report on Form 10-K/A, formatted in Inline XBRL

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29 th
day of April, 2022.

Newmark Group, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman