Form 10-Q
period 2022-03-31
NEWMARK GROUP, INC.
filed 2022-05-09
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2022
Class A Common Stock, par value $0.01 per share	163,321,688 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties resulting from the ongoing coronavirus ("COVID-19") pandemic, including any successive waves or variants of the virus, the complications in the implementation of vaccination programs, effectiveness and public acceptance of vaccines, and governmental and public reactions thereto, and the impact of these factors, the impact on the economy, the commercial real estate services industry and the global financial markets, and consumer and corporate clients and customers, including the effect on demand for commercial real estate including office space, levels of new lease activity and renewals, frequency of loan defaults and forbearance, and fluctuations in the mortgage-backed securities market;
•challenges relating to our repositioning of certain aspects of our business to adapt to and better address the needs of our clients in the future as a result of the acceleration of pre-existing long-term social and economic trends, or emergence of new trends resulting from the ongoing COVID-19 pandemic and governmental measures taken in response thereto, including changes in the mix of demand for commercial real estate space, including decreased demand for urban office and retail space generally, which may be offset in whole or in part by increased demand for suburban office, data storage, fulfillment, and distribution centers and life sciences facilities, that could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services, including the time and expense related to such repositioning, as well as risks related to our entry into new geographic markets or lines of business;
•the impact of the ongoing COVID-19 pandemic, including any successive waves or variants of the virus, on our operations, as well as the cybersecurity risks of remote working, and our ability to continue providing on-site commercial property management services;
•market conditions, transaction volumes, possible disruptions in transactions, potential deterioration of equity and debt capital markets for commercial real estate and related services, impact of significant changes in interest rates, inflation, the Federal Reserve's responses thereto, supply chain issues and other factors, and our ability to access the capital markets as needed or on reasonable terms and conditions;
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
•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets and government responses, and restrictions on business and commercial activity, uncertainty regarding the nature, timing and consequences of the United Kingdom (“U.K.”)’s exit from the European Union (“EU”) following the withdrawal process, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S. - China trade relations), political and civil unrest in the U.S., including demonstrations, riots, rising tensions with law enforcement, the impact of elections, response to governmental mandates and other restrictions related to COVID-19 in the U.S. or abroad, political and labor unrest in Hong Kong, China and other jurisdictions, conflict in the Middle East, Russia, Ukraine, or other jurisdictions, the impact of U.S. government shutdowns or impasses, the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents;
•risks inherent in doing business in international markets, and any failure to identify and manage those risks, as well as the impact of Russia's invasion of Ukraine and sanctions imposed by governments and related counter-sanctions;
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
•our dependence upon our key employees, our ability to build out successful succession plans, the impact of absence due to illness or leave of certain key executive officers or employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC and various other ventures and investments sponsored by Cantor (throughout this document, unless otherwise stated, the term "employees" includes both our employees and those real estate professionals who qualify as statutory non-employees under Section 3408 of the Internal Revenue Code of 1986, as amended);
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
•information technology risks, including capacity constraints, failures, or disruptions in our systems or those of clients, counterparties, or other parties with which we interact, increased demands on such systems and on the telecommunications infrastructure from remote working during the ongoing COVID-19 pandemic, including cyber-security risks and incidents, compliance with regulations requiring data minimization and protection and preservation of records of access and transfers of data, privacy risk and exposure to potential liability and regulatory focus;
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

The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on this Form 10-Q, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Form 10-Q with the Securities and Exchange Commission (the “SEC”), and future results or events could differ significantly from these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$442,791	$191,332
Restricted cash	75,168	75,168
Marketable securities	—	524,569
Loans held for sale, at fair value	572,670	1,072,479
Receivables, net	528,755	569,206
Receivables from related parties	—	8,262
Other current assets (see Note 19)	114,684	83,337
Total current assets	1,734,068	2,524,353
Goodwill	656,523	657,131
Mortgage servicing rights, net	559,595	550,302
Loans, forgivable loans and other receivables from employees and partners, net	463,607	453,345
Right-of-use assets	596,781	606,634
Fixed assets, net	137,488	135,756
Other intangible assets, net	73,266	76,199
Other assets (see Note 19)	219,116	212,481
Total assets	$4,440,444	$5,216,201
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$571,705	$1,050,693
Accrued compensation	365,129	462,533
Accounts payable, accrued expenses and other liabilities (see Note 29)	494,207	528,746
Repurchase agreements and securities loaned	—	140,007
Payables to related parties	24,246	10,762
Total current liabilities	1,455,287	2,192,741
Long-term debt	542,478	545,239
Right-of-use liabilities	596,306	586,069
Other long-term liabilities (see Note 29)	211,107	207,012
Total liabilities	2,805,178	3,531,061
Commitments and contingencies (see Note 31)
Redeemable partnership interests	17,404	20,947
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 196,014,748 and 194,046,885 shares issued at March 31, 2022 and December 31, 2021, respectively, and 168,557,363 and 168,272,371 shares outstanding at March 31, 2022 and December 31, 2021, respectively	1,960	1,940
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at March 31, 2022 and December 31, 2021, convertible into Class A common stock	212	212
Additional paid-in capital	497,489	487,447
Retained earnings	1,078,130	1,079,661
Contingent Class A common stock	1,572	1,572
Treasury stock at cost: 27,457,385 and 25,774,514 shares of Class A common stock at March 31, 2022 and December 31, 2021, respectively	(316,708)	(290,174)
Accumulated other comprehensive loss	(2,975)	(2,731)
Total stockholders’ equity	1,259,680	1,277,927
Noncontrolling interests	358,182	386,266
Total equity	1,617,862	1,664,193
Total liabilities, redeemable partnership interests, and equity	$4,440,444	$5,216,201

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues:
Management services, servicing fees and other	$233,120	$187,751
Leasing and other commissions	198,952	147,433
Investment sales	152,113	101,545
Commercial mortgage origination, net	94,062	67,251
Total revenues	678,247	503,980
Expenses:
Compensation and employee benefits	382,584	289,074
Equity-based compensation and allocations of net income to limited partnership units and FPUs	16,899	14,248
Total compensation and employee benefits	399,483	303,322
Operating, administrative and other	137,871	107,175
Fees to related parties	6,829	6,250
Depreciation and amortization	35,475	21,053
Total operating expenses	579,658	437,800
Other (loss) income, net	(86,001)	(2,210)
Income from operations	12,588	63,970
Interest expense, net	(7,870)	(8,813)
Income before income taxes and noncontrolling interests	4,718	55,157
Provision for income taxes	4,004	10,579
Consolidated net income	714	44,578
Less: Net income attributable to noncontrolling interests	352	11,473
Net income available to common stockholders	$362	$33,105
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$362	$31,464
Basic earnings per share	$0.00	$0.17
Basic weighted-average shares of common stock outstanding	188,881	183,254
Fully diluted earnings per share
Net income for fully diluted shares	$438	$43,925
Fully diluted earnings per share	$0.00	$0.16
Fully diluted weighted-average shares of common stock outstanding	252,815	271,194
(1)Includes a reduction for dividends on preferred stock or EPUs in the amount $1.6 million for the three months ended March 31, 2021.
(see Note 1 — “Organization and Basis of Presentation”).
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Consolidated net income	$714	$44,578
Foreign currency translation adjustments	(312)	(625)
Comprehensive income, net of tax	402	43,953
Less: Comprehensive income attributable to noncontrolling interests, net of tax	352	11,473
Comprehensive income available to common stockholders	$50	$32,480

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2022	$1,940	$212	$487,447	$1,572	$(290,174)	$1,079,661	$(2,731)	$386,266	$1,664,193
Consolidated net income	—	—	—	—	—	362	—	352	714
Foreign currency translation adjustments	—	—	—	—	—	—	(244)	(68)	(312)
Dividends to common stockholders	—	—	—	—	—	(1,893)	—	—	(1,893)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(26,045)	(26,045)
Grant of exchangeability, redemption and issuance of Class A common stock, 1,967,863 shares	20	—	8,209	—	—	—	—	1,718	9,947
Contributions of capital to and from Cantor for equity-based compensation	—	—	(1,586)	—	—	—	—	(244)	(1,830)
Repurchase of 1,682,871 shares of Class A Common Stock	—	—	—	—	(26,534)	—	—	(4,359)	(30,893)
Restricted stock units compensation	—	—	3,419	—	—	—	—	562	3,981
Balance, March 31, 2022	$1,960	$212	$497,489	$1,572	$(316,708)	$1,078,130	$(2,975)	$358,182	$1,617,862

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2021	$1,676	$212	$351,450	$1,572	$(40,531)	$342,764	$(2,094)	$266,098	$921,147
Consolidated net income	—	—	—	—	—	33,105	—	11,473	44,578
Foreign currency translation adjustments	—	—	—	—	—	—	(518)	(107)	(625)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPU's, 1,008,731 units	—	—	—	—	—	—	—	4,025	4,025
Dividends to common stockholders	—	—	—	—	—	(1,841)	—	—	(1,841)
Preferred dividend on EPUs	—	—	—	—	—	(1,641)	—	1,641	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(4,013)	(4,013)
Grant of exchangeability, redemption and issuance of Class A common stock, 2,817,271 shares	19	—	10,706	—	—	—	—	2,964	13,689
Repurchase of 879,243 shares of Class A Common Stock	—	—	—	—	(7,690)	—	—	(1,593)	(9,283)
Restricted stock units compensation	—	—	2,057	—	—	—	—	939	2,996
Balance, March 31, 2021	$1,695	$212	$364,213	$1,572	$(48,221)	$372,387	$(2,612)	$281,427	$970,673

	Three Months Ended March 31,
	2022	2021
Dividends declared per share of common stock	$0.03	$0.01
Dividends declared and paid per share of common stock	$0.01	$0.01
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$714	$44,578
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on originated mortgage servicing rights	(36,199)	(48,138)
Depreciation and amortization	35,475	21,053
Provision/(reversals) for/of credit losses on the financial guarantee liability	195	(1,648)
Provision for doubtful accounts	3,788	1,190
Equity-based compensation and allocation of net income to limited partnership units and FPUs	16,899	14,296
Employee loan amortization	18,861	17,322
Deferred tax (benefit) provision	(94)	—
Non-cash changes in acquisition related earn-outs	—	414
Unrealized (gains) on loans held for sale	(965)	(4,035)
Unrealized (gains) on investments	(1,599)	—
Gains from an equity method investment	—	(1,030)
Realized loss (gain) on marketable securities	7,470	(1,950)
Unrealized loss (gain) on marketable securities	80,130	(399)
Change in valuation of derivative asset	313	5,602
Loan originations—loans held for sale	(1,671,022)	(2,164,595)
Loan sales—loans held for sale	2,171,797	2,434,241
Other	611	885
Consolidated net income, adjusted for non-cash and non-operating items	626,374	317,786
Changes in operating assets and liabilities:
Receivables, net	36,663	(15,154)
Loans, forgivable loans and other receivables from employees and partners	(29,123)	(7,726)
Right of use asset	9,854	7,459
Receivable from related parties	8,262	—
Other assets	(34,785)	8,788
Accrued compensation	(108,570)	(24,230)
Right of use liability	(6,014)	(7,481)
Accounts payable, accrued expenses and other liabilities	(13,990)	6,839
Payables to related parties	13,484	4,679
Net cash provided by operating activities	502,155	290,960
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	—	(38,971)
Proceeds from the sale of marketable securities	437,820	31,631
Purchase of non-marketable investments	(2,355)	—
Purchases of fixed assets	(8,669)	(2,443)
Net cash provided by investing activities	426,796	(9,783)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	1,671,022	2,164,595
Principal payments on warehouse facilities	(2,150,011)	(2,408,764)
Proceeds from the sale of limited partnership interests	—	4,025
Borrowing of debt	—	30,000
Repayment of debt	—	(30,000)
Repurchase agreements and securities loaned	(140,007)	(33,278)
Treasury stock repurchases	(30,893)	(9,283)
Earnings distributions to limited partnership interests and other noncontrolling interests	(20,818)	(6,515)
Dividends to stockholders	(1,893)	(1,841)
Payments on acquisition earn-outs	(2,131)	(37,366)
Deferred financing costs	(2,761)	—
Net cash used in financing activities	(677,492)	(328,427)
Net increase in cash and cash equivalents and restricted cash	251,459	(47,250)
Cash and cash equivalents and restricted cash at beginning of period	266,500	258,399
Cash and cash equivalents and restricted cash at end of period	$517,959	$211,149

	Three Months Ended March 31,
Supplemental disclosures of cash flow information:	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$—	$892
Taxes	$26,190	$105
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$44,703	$244,742

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

(1)    Organization and Basis of Presentation

Newmark Group, Inc. (together with its subsidiaries, “Newmark” or the “Company”), a Delaware corporation, was formed as NRE Delaware, Inc. on November 18, 2016. Newmark changed its name to Newmark Group, Inc. on October 18, 2017. Newmark Holdings, L.P. (“Newmark Holdings”) is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark Partners, L.P. (“Newmark OpCo”), the operating partnership. Newmark is a leading commercial real estate services firm. Newmark offers a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Newmark’s investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and Government Sponsored Enterprise (“GSE”) lending and loan servicing, mortgage brokerage and equity-raising. Newmark’s occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. Newmark's global flexible workspace platform, which operates under the names Knotel and Deskeo, is a product that is offered to owners and investors. Newmark enhances these services and products through innovative real estate technology solutions and data analytics that enable clients to increase their efficiency and profits by optimizing their real estate portfolio. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

Nasdaq Monetization Transactions
On June 28, 2013, BGC Partners, Inc. ("BGC") had sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc. ("Nasdaq"). The total consideration received in the transaction included $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 shares of Nasdaq shares to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year (the “Nasdaq Earn-out”). The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. From September of 2017 through March 31, 2022, Newmark received 10.2 million shares of Nasdaq. Over this period, Newmark sold 7.6 million shares of Nasdaq and delivered 2.6 million shares of Nasdaq to RBC, and recognized $1,474.2 million of realized gains and dividend income. Newmark did not hold any Nasdaq shares as of March 31, 2022. See below for further discussion and Note 7 — “Marketable Securities” for additional information.

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

Acceleration of Nasdaq Earn-out
On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021 included in “Other (loss) income, net” for the three months ended June 30, 2021. Newmark has no remaining Nasdaq shares as of March 31, 2022.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the third and the fourth Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021. Newmark had no remaining Nasdaq Forward contracts as of March 31, 2022.

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

•23.2 million and 17.4 million compensatory limited partnership units, respectively, of Newmark Holdings and BGC Holdings held by the Company's partners who are independent contractors were redeemed or exchanged. The Company also accelerated the payment of related withholding taxes to them with respect to their Newmark units. Independent contractors received one BGC Class A common share for each redeemed non-preferred BGC unit or cash and are responsible for paying any related withholding taxes.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The standard is expected to reduce complexity and improve comparability of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The ASU also enhances information transparency by making targeted improvements to the related disclosures guidance. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. Newmark adopted the standard on the required effective date beginning January 1, 2022, and it was applied using a modified retrospective method of transition. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. During the three months ended March 31, 2022, Newmark elected to apply the practical expedients to modifications of qualifying contracts as continuation of the existing contract rather than as a new contract. The adoption of the new guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements. Management will continue to evaluate the impacts of reference rate reform through December 31, 2022.

(c)    New Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU requires companies to apply guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination, and, thus, creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations. The new standard will become effective for Newmark beginning January 1, 2023, can be applied prospectively for business combinations occurring on or after the effective date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying unaudited condensed consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance is intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. The standard eliminates the recognition and measurement guidance on troubled debt restructurings (“TDRs”) for creditors that have adopted ASC 326, Financial Instruments — Credit Losses and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present current-period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. The new standard will become effective for Newmark beginning January 1, 2023. The guidance for recognition and measurement of TDRs can be applied using either a prospective or modified retrospective transition method, and the amendments related to disclosures can be applied prospectively. Early adoption is permitted, and an entity may elect to early adopt the amendments related to TDRs separately from the amendments related to vintage disclosures. Management is currently evaluating the impact of the new standard on the accompanying unaudited condensed consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the contribution ratio (as hereafter defined), which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes,

Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of March 31, 2022, the exchange ratio equaled 0.9435.

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

Certain of these limited partnership units held by Newmark and BGC employees entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards and are included on the accompanying unaudited condensed consolidated balance sheets as part of "Accrued compensation", and in accordance with U.S. GAAP guidance, Newmark records compensation expense for the awards based on the change in value at each reporting date on the accompanying unaudited condensed consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

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

Exchangeable Preferred Limited Partnership Units
The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the four tranches, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the unaudited condensed consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through retained earnings on the accompanying unaudited condensed consolidated statements of changes in equity and are reductions to “Net income available to common stockholders” for the purpose of calculating earnings per share. (See Note 1 — “Organization and Basis of Presentation” for additional information). As of March 31, 2022, there were no EPUs outstanding.

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued Compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of March 31, 2022 are exchangeable for 24.6 million shares of Newmark Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the exchange ratio at that time. As of March 31, 2022, the exchange ratio equaled 0.9435.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies,” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no significant changes made to Newmark’s significant accounting policies during the three months ended March 31, 2022.

Revenue Recognition:

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

Leasing and Other Commissions:
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

Investment Sales
Investment sales revenue from real estate sales brokerage transactions are recognized at the time the service has been provided and the commission becomes legally due, except when future contingencies exist. In most cases, close of escrow or transfer of title is a future contingency, and revenue recognition is deferred until all contingencies are satisfied.

Commercial Mortgage Origination, net:
Fair value of expected net future cash flows from servicing and loan originations and related fees and sales premiums, net, are recognized when a derivative asset or liability is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums, and the estimated fair value of the expected net servicing cash flows. The revenue is recognized net of related fees and commissions to third-party brokers. Mortgage brokerage and debt placement revenue is earned and recognized when the sale of a property closes, and title passes from seller to buyer.

Current Expected Credit Losses ("CECL"):
The accounting policy changes described below were updated pursuant to the adoption of ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments and related amendments on January 1, 2020. These policy updates have been applied using the modified retrospective approach in the accompanying unaudited condensed consolidated financial statements from January 1, 2020 onward. Financial information for the historical comparable periods was not revised and continues to be reported under the accounting standards in effect during those historical periods. In accordance with the guidance in ASC Topic 326, Newmark presents its financial assets that are measured at amortized cost, net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost and credit exposures on off-balance sheet financial guarantees, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset in scope, the CECL methodology generally results in the earlier recognition of the provision for credit losses and the related allowance for credit losses than under prior U.S. GAAP. The CECL methodology’s impact on expected credit losses, among other things, reflects Newmark’s view of the current state of the economy, forecasted macroeconomic conditions and Newmark’s portfolios.

Financial guarantee liability:
Newmark's adoption of ASC 326 impacted the expected credit loss reserving methodology for the financial guarantee liability provided to Fannie Mae under the Delegated Underwriting and Servicing (“DUS”) Program and Freddie Mac’s Targeted Affordable Housing Program “TAH”). The expected credit loss is modeled based on Newmark's historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the three months ended March 31, 2022 and 2021, there was a reduction in the CECL related provision of $0.2 million and $1.6 million, respectively. As of March 31, 2022 and December 31, 2021, respectively, the balance of the financial guarantee liabilities was $26.2 million and $26.0 million, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the three months ended March 31, 2022 and 2021, there was an increase in the CECL related provision of $1.9 million and $0.3 million, respectively. The balance of the reserve was $18.6 million and $16.7 million, respectively, as of March 31, 2022 and December 31, 2021 and is included in "Receivables, net" on the accompanying unaudited condensed consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of March 31, 2022 and December 31, 2021, the balance of this reserve was $3.8 million, and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets.

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

Reclassifications:
The Company has made reclassifications to prior period balances to conform to current period presentation. These reclassifications had no effect on the reported results of operations. Beginning with the period ended March 31, 2022, the Company adjusted the revenue presentation in the unaudited condensed consolidated Statement of Operations. "Gains from mortgage banking activities/origination, net" has been combined with mortgage brokerage and debt placement revenues as "Commercial mortgage origination, net", while "Investment sales" is a stand-alone line-item. For the three months ended March 31, 2021, $19.9 million was reclassified from "Commissions" to "Commercial mortgage origination, net."

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

	Three Months Ended March 31,
	2022	2021
Management services, servicing fees and other	$233,120	$187,751
Leasing and other commissions	198,952	147,433
Investment sales	152,113	101,545
Commercial mortgage origination, net	94,062	67,251
Revenues	$678,247	$503,980

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
On September 6, 2021, Newmark acquired a majority stake in the start-up Space Management (DBA"Deskeo"), France's leader in flexible and serviced workspace for enterprise clients. Based in Paris, France Deskeo added over 50 locations to Newmark's international flexible office portfolio.

In November 2021, Newmark completed the acquisition of a U.S. based real estate property management services firm.

As of March 31, 2022, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Purchase Price
First and second lien debt	$39,584
Debtor-in-possession financing	19,788
Assumed liability	6,574
Cash and stock issued at closing	44,492
Total	$110,438

Allocations
Cash	$21,641
Goodwill	97,639
Other intangible assets, net	41,332
Receivables, net	7,478
Fixed Assets, net	40,605
Other assets	62,710
Right-of-use Assets	434,315
Right-of-use Liabilities	(434,315)
Accrued Compensation	(2,076)
Accounts payable, accrued expenses and other liabilities	(103,771)
Unrealized gain on investment	(27,825)
Initial investment (recorded at cost)	(13,832)
Non-controlling interest	(13,463)
Total	$110,438

The total consideration for the acquisitions during the year ended December 31, 2021 was $110.4 million in total fair value, comprising of the extinguishment of first and second lien debt of $39.6 million, debtor-in-possession financing of $19.8 million, an assumed liability of $6.5 million, and $41.5 million in cash and $3.0 million of restricted Class A common stock. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $97.6 million, of which approximately $78.3 million is deductible by Newmark for tax purposes.

These acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquisitions have been included on the accompanying unaudited condensed consolidated financial statements subsequent to the date of acquisition, which in aggregate contributed $32.7 million to Newmark’s revenues for the three months ended March 31, 2022. Deskeo was previously recorded as an alternative method investment on Newmark’s unaudited condensed consolidated balance sheet and amounted to $13.8 million. Pursuant to acquiring a majority interest in Deskeo and valuing its previously held non-controlling interest, Newmark recorded an unrealized gain of $27.8 million on the investment during the year ended December 31, 2021.

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Basic earnings per share:
Net income available to common stockholders (1)	$362	$31,464
Basic weighted-average shares of common stock outstanding	188,881	183,254
Basic earnings per share	$0.00	$0.17
(1)Includes a reduction for dividends on preferred stock or EPUs in the amount of $1.6 million for the three months ended March 31, 2021 (see Note 1 — “Organization and Basis of Presentation”).

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Fully diluted earnings per share:
Net income available to common stockholders	$362	$31,464
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	76	12,461
Net income for fully diluted shares	$438	$43,925
Weighted-average shares:
Common stock outstanding	188,881	183,254
Partnership units (1)	56,220	83,556
RSUs (Treasury stock method)	5,757	3,165
Newmark exchange shares	1,957	1,219
Fully diluted weighted-average shares of common stock outstanding	252,815	271,194
Fully diluted earnings per share	$0.00	$0.16
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor and BGC units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three months ended March 31, 2022 and 2021, $0.1 million and 1.0 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Redemptions

As of March 31, 2022, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended March 31,
	2022	2021
Shares outstanding at beginning of period	168,272,371	161,175,894
Share issuances:
LPU redemption/exchange (1)	934,868	1,851,802
Issuance of Class A common stock for Newmark RSUs	1,019,474	965,469
Other	13,521	—
Treasury stock repurchases	(1,682,871)	(879,243)
Shares outstanding at end of period	168,557,363	163,113,922

(1)Because they were included in the Newmark’s fully diluted share count, if dilutive, any exchange of LPUs into Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of March 31, 2022 and December 31, 2021, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases
On February 17, 2021, our Board increased its authorized share repurchases of Newmark Class A Common stock and purchases of limited partnership interests in Newmark's subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. On February 10, 2022, the Board and Audit Committee reauthorized the $400.0 million Newmark share repurchase and unit redemption authorization, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities.

From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three months ended March 31, 2022, Newmark repurchased 1,682,871 shares of Class A common stock, respectively, at an average price of $18.35. As of March 31, 2022, Newmark had $397.2 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's unit redemptions and share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares of Newmark's Class A common stock. The gross unit redemptions and share repurchases of Newmark's Class A common stock during the three months ended March 31, 2022 were as follows (in thousands except units, shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 2022	1,516,606	$18.53
February 2022	166,265	$16.67
March 2022	—	$—
Total Repurchases	1,682,871	$18.35	$397,227

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	March 31, 2022	December 31, 2021
Balance at beginning of period:	$20,947	$20,045
Income allocation	22	4,532
Distributions of income	(3,238)	(1,215)
Redemptions	—	(2,169)
Issuance and other	(327)	(246)
Balance at end of period	$17,404	$20,947

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

In connection with the Nasdaq Earn-out, Newmark received 992,247 shares during the years ended December 31, 2017 through 2020. In accordance with the terms of the agreement, Newmark would recognize the remaining Nasdaq Earn-out of up to 6,945,729 shares of Nasdaq shares ratably over approximately the next 7 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021 included in “Other (loss) income, net” for the three months ended June 30, 2021.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021, and retained 5,278,011 Nasdaq shares. Newmark had no remaining Nasdaq Forward contracts as of March 31, 2022.

Newmark sold 2,780,180 shares of Nasdaq during the third and fourth quarter of 2021, and during the three months ended March 31, 2022, Newmark sold all of its remaining 2,497,831 shares of Nasdaq. During the three months ended March 31, 2021, Newmark sold 223,608 of the Nasdaq shares. The gross proceeds of the Nasdaq shares sold were $437.8 million and $31.6 million for the three months ended March 31, 2022 and 2021, respectively. Newmark recorded realized gains (loss) on the mark-to-market of these securities of $(7.5) million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively. Newmark recorded unrealized gains (loss) on the mark-to-market of these securities of $(80.1) million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2022, Newmark had no marketable securities on the accompanying unaudited condensed consolidated balance sheets.

As of December 31, 2021, Newmark had $524.6 million, included in “Marketable securities” on the accompanying unaudited condensed consolidated balance sheets (see Note 20 — “Collateralized Transactions”).

On August 2, 2021, a subsidiary of Newmark, Newmark OpCo, entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with CF Secured, LLC (“CF Secured”), an affiliate of Cantor, pursuant to which Newmark could seek, from time-to-time, to execute short-term secured financing transactions. The Company, under the Repurchase Agreement, could seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, under the Repurchase Agreement, and agreed to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest. Pursuant to the Repurchase Agreement, as of December 31, 2021 the Company had 866,791 Nasdaq shares pledged in the amount of $182.0 million, against which Newmark received $140.0 million. The $140.0 million amount received from CF Secured is included in "Repurchase agreements and securities loaned" on the accompanying unaudited condensed consolidated balance sheets (see Note 20 — "Repurchase Agreements and Securities Loaned" and Note 27 — “Related Party Transactions”). As of March 31, 2022, Newmark had no shares pledged.

(8)    Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. Newmark recognized equity (loss) income of $0.0 million and $1.0 million, for the three months ended March 31, 2022 and 2021, respectively. Equity (loss) income are included in "Other income, net" on the accompanying unaudited condensed consolidated statements of operations. Newmark did not receive any distributions for the three months ended March 31, 2022 and 2021, respectively. The carrying value of these investments were $88.3 million and $88.3 million as of March 31, 2022 and December 31, 2021, respectively, included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies (see Note 4 — “Acquisitions”).

For the three months ended March 31, 2022, Newmark recorded realized gains related to these investments of $1.6 million. For the three months ended March 31, 2021, Newmark did not record any gains or losses related to these investments. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. The carrying value of these investments were $24.0 million and $20.0 million as of

March 31, 2022 and December 31, 2021, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

(9)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of March 31, 2022 and December 31, 2021, Newmark had met all capital requirements. As of March 31, 2022 and December 31, 2021, the most restrictive capital requirement was the net worth requirement of the Federal National Mortgage Association (“Fannie Mae”). Newmark exceeded the minimum requirement by $459.1 million and $400.5 million, respectively.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) allow Newmark to service loans under TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of March 31, 2022 and December 31, 2021, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $1.1 million and $0.9 million as of March 31, 2022 and December 31, 2021, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	March 31, 2022	December 31, 2021
Cost Basis	$571,705	$1,051,220
Fair Value	572,670	1,072,479

As of March 31, 2022 and December 31, 2021, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of March 31, 2022 and December 31, 2021, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

Newmark records interest income on loans held for sale, in accordance with the terms of the individual loans, during the period prior to sale. Interest income on loans held for sale is included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations. Gains (losses) for fair value adjustments on loans held for sale is included in “Commercial mortgage origination, net” on the accompanying unaudited condensed consolidated statements of operations. Interest income and gains (losses) for fair value adjustments on loans held for sale were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest income on loans held for sale	$4,944	$4,981
Gains (loss) recognized on change in fair value on loans held for sale	965	4,035

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	March 31, 2022			December 31, 2021
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$9,049	$13,364	$347,425	$3,957	$2,836	$174,787
Forward sale contracts	21,883	367	919,129	4,544	2,180	1,226,007
Total	$30,932	$13,731	$1,266,554	$8,501	$5,016	$1,400,794
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Commercial mortgage origination, net” on the accompanying unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $1.3 million and $1.1 million of expenses for the three months ended March 31, 2022 and 2021, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gain (loss) recognized in income for derivatives	Three Months Ended March 31,
		2022	2021
Derivatives not designed as hedging instruments:
Nasdaq Forwards	Other income (loss), net	$—	$(5,602)
Rate lock commitments	Commercial mortgage origination, net	(2,969)	4,694
Rate lock commitments	Compensation and employee benefits	(1,347)	(1,117)
Forward sale contracts	Commercial mortgage origination, net	21,516	2,757
Total		$17,200	$732

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the “Accounts payable, accrued expenses and other liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

(12)    Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability

Newmark was a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provided Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss-sharing (see Note 23 — “Financial Guarantee Liability”) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman also reimbursed Newmark for any losses incurred due to violation of underwriting and servicing agreements that occurred prior to March 9, 2012. In accordance within the terms of the CEA, Newmark paid all amounts due to the DB Entities on March 23, 2021 fulfilling the Company's obligations under the agreement. For the three months ended March 31, 2022 and 2021, there were no reimbursements under the CEA.

Newmark's servicing portfolio consisted of the following loss-sharing components (in thousands):

	March 31, 2022	December 31, 2021
Total credit risk loan portfolio	$26,051,278	$25,764,721

Maximum pre-credit enhancement loss exposure	$7,879,237	$7,785,850
Maximum DB Cayman credit protection	—	—
Maximum loss exposure without any form of credit protection	$7,879,237	$7,785,850

Credit enhancement receivable
As of March 31, 2022 and December 31, 2021, there were no credit enhancement receivables.

Credit enhancement deposit
The CEA required the DB Entities to deposit $25.0 million into Newmark’s Fannie Mae restricted liquidity account (see Note 9 — “Capital and Liquidity Requirements”). On March 23, 2021, Newmark returned the credit enhancement deposit of $25.0 million to the DB Entities.

Contingent liability
Under the CEA, Newmark was required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25.0 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. On March 23, 2021, Newmark paid DB Cayman the entire outstanding amount. As of March 31, 2022 and December 31, 2021, there was no contingent liability.

(13)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues from contracts with customers:
Leasing and other commissions	$198,952	$147,433
Investment sales	152,113	101,545
Mortgage brokerage and debt placement	46,290	19,858
Management services	185,061	146,567
Total	582,416	415,403
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	29,472	28,716
Loan originations related fees and sales premiums, net	18,300	18,677
Servicing fees and other	48,059	41,184
Total	$678,247	$503,980
(1)Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASU No. 2014-9.

Disaggregation of revenues
Newmark’s chief operating decision-maker, regardless of geographic location, evaluates the operating results, including revenues, of Newmark as total real estate services (see Note 3 — “Summary of Significant Accounting Policies” for further discussion).

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at March 31, 2022 and December 31, 2021 was $4.7 million and $3.7 million, respectively. During the three months ended March 31, 2022 and 2021, Newmark recognized revenue of $0.9 million and $1.3 million, respectively, that was recorded as deferred revenue at the beginning of the period.

For Knotel and Deskeo, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations that represent contracted customer revenues that have not yet been recognized as revenue as of March 31, 2022, that will be recognized as revenue in future periods over the life of the customer contracts, in accordance with ASC 606, is approximately $196.8 million. Over half of the remaining performance obligation as of March 31, 2022 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years at March 31, 2022 are as follows (in thousands):

2022	$85,852
2023	68,940
2024	27,278
2025	8,647
2026	3,891
Thereafter	2,190
Total	$196,798

(14)    Commercial Mortgage Origination, Net

Commercial mortgage origination, net consists of the following activity (in thousands):

	Three Months Ended March 31,
	2022	2021
Fair value of expected net future cash flows from servicing recognized at commitment, net	$29,472	$28,716
Loan originations related fees and sales premiums, net	18,300	18,677
Mortgage brokerage and debt placement	46,290	19,858
Total	$94,062	$67,251

(15)     Mortgage Servicing Rights, Net

    The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended March 31,
Mortgage Servicing Rights	2022	2021
Beginning Balance	$563,488	$528,983
Additions	36,200	48,138
Amortization	(28,107)	(26,870)
Ending Balance	$571,581	$550,251

Valuation Allowance
Beginning Balance	$(13,186)	$(34,254)
Decrease (increase)	1,200	11,248
Ending Balance	$(11,986)	$(23,006)
Net Balance	$559,595	$527,245

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Servicing fees	$35,945	$32,676
Escrow interest and placement fees	1,017	971
Ancillary fees	5,674	2,687
Total	$42,636	$36,334

 Newmark’s primary servicing portfolio at March 31, 2022 and December 31, 2021 was $69.0 billion and $68.4 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $1.9 billion and $2.0 billion at March 31, 2022 and December 31, 2021, respectively.

The estimated fair value of the MSRs at March 31, 2022 and December 31, 2021 was $637.6 million and $608.0 million, respectively.

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

The discount rates used in measuring fair value for the three months ended March 31, 2022 and year ended December 31, 2021 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $18.5 million and $36.1 million, respectively, at March 31, 2022 and by $18.0 million and $35.1 million, respectively, at December 31, 2021.

(16)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2021	$560,332
Acquisitions	97,168
Measurement period adjustments	(369)
Balance, December 31, 2021	657,131
Measurement period adjustments	(608)
Balance, March 31, 2022	$656,523

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2021, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	March 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,684	(6,560)	6,124	3.3
Non-contractual customers	30,131	(13,381)	16,750	9.2
License agreements	4,981	(4,981)	—	0.0
Non-compete agreements	6,558	(4,142)	2,416	3.4
Contractual customers	33,371	(4,830)	28,541	6.4
Other	4,552	(1,857)	2,695	5.0
Total	$109,017	$(35,751)	$73,266	6.7

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,765	(6,021)	6,744	3.7
Non-contractual customers	30,131	(12,815)	17,316	9.4
License agreements	4,981	(4,981)	—	0.0
Non-compete agreements	6,558	(3,898)	2,660	3.5
Contractual customers	33,731	(3,822)	29,909	7.0
Other	4,552	(1,722)	2,830	5.3
Total	$109,458	$(33,259)	$76,199	7.1

Intangible amortization expense for the three months ended March 31, 2022 and 2021 was $2.6 million, and $1.7 million, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

    The estimated future amortization of definite life intangible assets as of March 31, 2022 was as follows (in thousands):

2022	$7,550
2023	9,781
2024	9,227
2025	7,880
2026	6,785
Thereafter	15,303
Total	$56,526

(17)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Leasehold improvements, furniture and fixtures, and other fixed assets	$189,643	$184,704
Software, including software development costs	34,271	32,851
Computer and communications equipment	28,188	27,382
Total, cost	252,102	244,937
Accumulated depreciation and amortization	(114,614)	(109,181)
Total, net	$137,488	$135,756

Depreciation expense for the three months ended March 31, 2022 and 2021 was $6.7 million and $4.3 million, respectively. Newmark did not record impairment for the three months ended March 31, 2022 and 2021, respectively.

Capitalized software development costs for the three months ended March 31, 2022 and 2021 was $0.3 million and $0.6 million, respectively. Amortization of software development costs totaled $0.3 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

(18)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from 1 to 16 years, some of which include options to extend the leases in 5 to 10 years increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply the judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of March 31, 2022.

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

Operating lease costs were $28.8 million and $11.8 million for the three months ended March 31, 2022 and 2021, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the three months ended March 31, 2022 and 2021, included payments of $27.7 million and $11.8 million for operating lease liabilities, respectively. As of March 31, 2022 and December 31, 2021, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three months ended March 31, 2022 and 2021, respectively, Newmark had short-term lease expense of $0.3 million and $0.2 million. For the three months ended March 31, 2022 and 2021, respectively, Newmark had sublease income of $0.01 million and $0.4 million.

The weighted-average discount rate as of March 31, 2022 and December 31, 2021 was 3.87% and 3.95% and the remaining weighted-average lease term was 7.4 years and 7.4 years, respectively.

As of March 31, 2022 and December 31, 2021, Newmark had operating lease Right-of-use assets of $596.8 million and $606.6 million, respectively, and operating lease Right-of-use liabilities of $65.7 million and $82.0 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $596.3 million and $586.1 million, respectively, recorded in “Right-of-use liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended March 31, 2022 and 2021, were $36.7 million and $12.0 million, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2032. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements were as follows (in thousands):

	March 31, 2022	December 31, 2021
2022	$97,393	$113,822
2023	115,855	112,840
2024	108,572	106,038
2025	103,584	101,211
2026	97,875	96,493
Thereafter	284,364	274,764
Total lease payments	807,643	805,168
Less: Interest	145,630	137,141
Present value of lease liability	$662,013	$668,027

(19)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Derivative assets	$30,932	$8,501
Prepaid expenses	42,679	36,422
Other taxes	19,460	17,383
Rent and other deposits	19,887	20,471
Other	1,726	560
Total	$114,684	$83,337

Other assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Deferred tax assets	$70,285	$70,191
Equity method investment	88,308	88,308
Non-marketable investments	23,970	20,017
Other	36,553	33,965
Total	$219,116	$212,481

(20)    Repurchase Agreements and Securities Loaned

Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchase, including accrued interest. As of December 31, 2021, Newmark had securities loaned with Cantor of $140.0 million. The market value of the securities loaned was $182.0 million as of December 31, 2021. The cash collateral received from Cantor bore an interest rate of 0.95% as of December 31, 2021. As of March 31, 2022, there were no repurchase agreements and securities loaned on the accompanying unaudited condensed consolidated balance sheet.

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

Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at March 31, 2022	Balance at December 31, 2021	Stated Spread to One-Month LIBOR/SOFR(2)	Rate Type
Warehouse facility due October 7, 2022	$600,000	$—	$306,457	$384,571	130 bps	Variable
Warehouse facility due June 15, 2022(1)	450,000	—	133,153	243,659	130 bps	Variable
Warehouse facility due June 15, 2022	—	300,000	—	135,601	130 bps	Variable
Warehouse facility due September 25, 2022	400,000	—	132,095	193,091	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	—	93,771	115 bps	Variable
Total	$1,450,000	$700,000	$571,705	$1,050,693

(1)The warehouse line established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month LIBOR plus 180 bps. There were no outstanding draws under this sublimit as of March 31, 2022.
(2)The spread for the Fannie Mae repurchase agreement is to SOFR. The warehouse facilities are to LIBOR.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of March 31, 2022 and December 31, 2021, respectively.

The borrowing rates on the warehouse facilities are based on short-term LIBOR or SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
6.125% Senior Notes	$545,868	$545,239
Credit Facility (1)	(3,390)	—
Total	$542,478	$545,239
(1) Represents debt issuance costs that will be amortized over the life of the credit facility.

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

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal balance	$550,000	$550,000
Less: debt issue cost	2,083	2,404
Less: debt discount	2,049	2,357
Total	$545,868	$545,239

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

	Three Months Ended March 31,
	2022	2021
Interest expense	$8,422	$8,711
Debt issue cost amortization	321	321
Debt discount amortization	308	289
Total	$9,051	$9,321

Debt Repurchase Program
On June 16, 2020, the Newmark Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by Newmark of up to $50.0 million of Newmark’s 6.125% Senior Notes and any future debt securities issued by the Company.

As of March 31, 2022, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

On March 10, 2022, Newmark entered into the A&R Credit Agreement, which amends and restates the Credit Agreement, as amended. Pursuant to the A&R Credit Agreement, the Lenders agreed to: (a) increase the amount available to the Company under the Credit Facility to $600.0 million, (b) extend the maturity date of the Credit Facility to March 10, 2025, and (c) improve pricing to 1.50% per annum with respect to Term SOFR (as defined in the A&R Credit Agreement) borrowings.

As of March 31, 2021, borrowings under the Credit Facility carried an interest rate of 1.86% with a weighted-average interest rate of 1.88%. As of March 31, 2022, there were no borrowings under the Credit Facility. Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest (expense) income, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense	$—	$582
Debt issue cost amortization	—	275
Unused facility fee	290	213
Total	$290	$1,070

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

At March 31, 2022, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $26.1 billion with a maximum potential loss of $7.9 billion. At December 31, 2021, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $25.8 billion with a maximum potential loss of approximately $7.8 billion. As of March 31, 2022 and December 31, 2021, there were no loans covered by the Credit Enhancement Agreement.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts in economic conditions and local market performance. During the three months ended March 31, 2022 and 2021, there was an increase to the reserve by $0.2 million and a decrease to the reserve by $1.6 million, respectively. A loan is considered to be delinquent once it is 60 days past due. As of March 31, 2022, there was one loan in the credit risk portfolio with an outstanding principal balance of $10.7 million, with a maximum loss exposure of $3.6 million, that was in default. If the loan in default resulted in a loss event, proceeds from the liquidation of the assets are estimated to be approximately $10.6 million based on current estimates of fair value. Newmark’s share of the loss would approximate $0.1 million. As of March 31, 2022, there was one loan in foreclosure that had an outstanding principal balance of $22.8 million, with a maximum loss exposure of $7.6 million (both numbers as of foreclosure date). Proceeds from the liquidation of the asset is estimated to be approximately $19.9 million based on current estimate of fair value. BPC’s share of the loss would approximate $1.1 million. As of December 31, 2021, there were two loans in the credit risk portfolio with outstanding principal balances of $33.6 million, with a maximum loss exposure of $11.2 million, that were delinquent. If all two delinquent loans resulted in a loss event, proceeds from the liquidation of the assets are estimated to be approximately $28.4 million based on estimates of fair value at December 31, 2021. Newmark's share of the loss would approximate $2.3 million. As of March 31, 2022 and December 31, 2021, no actual losses were incurred.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2021	$29,581
Provision for expected credit losses	(3,592)
Balance, December 31, 2021	25,989
Provision for expected credit losses	195
Balance, March 31, 2022	$26,184

(24)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 23 — “Financial Guarantee Liability”). As of March 31, 2022, 21% and 13% of $7.9 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2021, 20% and 13% of $7.8 billion of the maximum loss was for properties located in California and Texas, respectively.

(25)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.0 billion and $2.3 billion, as of March 31, 2022 and December 31, 2021, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Loans held for sale, at fair value	—	572,670	—	572,670
Rate lock commitments	—	—	9,049	9,049
Forward sale contracts	—	—	21,883	21,883
Total	$—	$572,670	$30,932	$603,602
Liabilities:
Contingent consideration	—	—	10,207	10,207
Rate lock commitments	—	—	13,364	13,364
Forward sale contracts	—	—	367	367
Total	$—	$—	$23,938	$23,938

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$524,569	$—	$—	$524,569
Loans held for sale, at fair value	—	1,072,479	—	1,072,479
Debt securities	—	—	—	—
Rate lock commitments	—	—	3,957	3,957
Nasdaq Forwards	—	—	—	—
Forward sale contracts	—	—	4,544	4,544
Total	$524,569	$1,072,479	$8,501	$1,605,549
Liabilities:
Contingent consideration	$—	$—	$12,338	$12,338
Rate lock commitments	—	—	2,836	2,836
Forwards sale contracts	—	—	2,180	2,180
Total	$—	$—	$17,354	$17,354

There were no transfers among Level 1, Level 2 and Level 3 for the three months ended March 31, 2022 and 2021, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 Nasdaq Forwards, rate lock commitments, forward sale contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of March 31, 2022
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,957	$9,049	$—	$(3,957)	$9,049	$9,049
Forward sale contracts	4,544	21,883	—	(4,544)	21,883	21,883
Nasdaq Forwards	—	—	—	—	—	—
Total	$8,501	$30,932	$—	$(8,501)	$30,932	$30,932

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$12,338	$313	$—	$(2,444)	$10,207	$10,207
Rate lock commitments	2,836	13,365	—	(2,837)	13,364	13,365
Forward sale contracts	2,180	367	—	(2,180)	367	367
Total	$17,354	$14,045	$—	$(7,461)	$23,938	$23,939

	As of December 31, 2021
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$21,034	$3,957	$—	$(21,034)	$3,957	$3,957
Forward sale contracts	7,632	4,544	—	(7,632)	4,544	4,544
Nasdaq Forwards	12,822	(12,822)	—	—	—	—
Total	$41,488	$(4,321)	$—	$(28,666)	$8,501	$8,501

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$31,481	$(1,351)	$—	$(17,792)	$12,338	$12,338
Rate lock commitments	2,977	2,836	—	(2,977)	2,836	2,836
Forward sale contracts	14,971	2,180	—	(14,971)	2,180	2,180
Total	$49,429	$3,665	$—	$(35,740)	$17,354	$17,354

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

March 31, 2022
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$10,207	Discount rate	4.0% - 10.2%	(1)	8.1%
			Probability of meeting earnout and contingencies	75.0%- 99.0%	(1)	91.6%

Derivative assets and liabilities:
Nasdaq Forwards	$—	$—	Implied volatility	N/A		N/A
Forward sale contracts	$21,883	$367	Counterparty credit risk	N/A		N/A
Rate lock commitments	$9,049	$13,364	Counterparty credit risk	N/A		N/A

December 31, 2021
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$12,338	Discount rate	4.0% - 10.2%	(1)	8.1%
			Probability of meeting earnout and contingencies	75.0% - 99.0%	(1)	91.6%

Derivative assets and liabilities:
Nasdaq Forwards	$—	$—	Implied volatility	N/A		N/A
Forward sale contracts	$4,544	$2,180	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,957	$2,836	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of March 31, 2022 and December 31, 2021 was based on the acquired business’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2022 and December 31, 2021, the present value of expected payments related to Newmark’s contingent consideration was $10.2 million and $12.3 million, respectively (see Note 31 — “Commitments and Contingencies”). As of March 31, 2022 and December 31, 2021, the undiscounted value of the payments, assuming that all contingencies are met, would be $10.8 million and $13.2 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $24.0 million and $20.0 million, which was included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(27)    Related Party Transactions

(a)Service Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor. Allocated expenses were $6.8 million and $6.2 million for the three months ended March 31, 2022 and 2021, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of March 31, 2022 and December 31, 2021, the aggregate balance of employee loans was $463.6 million and $453.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans three months ended March 31, 2022 and 2021 was $18.9 million, and $17.3 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Transfer of Employees to Newmark and Other Related Party Transactions

In connection with the expansion of the mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of Cantor's affiliate, Cantor Commercial Real Estate ("CCRE"), transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018, and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million. Newmark recorded $6.9 million and $2.2 million as “Stockholders’ equity” and “Redeemable partnership interests”, respectively, on the accompanying unaudited condensed consolidated balance sheets.

In consideration for the Cantor payment, Newmark agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. In July 2020, Newmark paid $3.3 million to Cantor based on the employees’ production, satisfying this liability. As of March 31, 2022, Newmark did not have an outstanding balance to Cantor related to this transaction. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.

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

(c)Transactions with CCRE

Newmark has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE three months ended March 31, 2022. Newmark recognized $0.5 million for three months ended March 31, 2021, in connection with this revenue-share agreement.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Newmark did not have any revenues from these referrals for the three months ended March 31, 2022 and 2021, respectively. Such revenues are recognized in “Commercial mortgage origination, net” on the accompanying unaudited condensed consolidated statements of operations. These referral fees are net of the broker fees and commissions paid to CCRE.

Newmark did not purchase any primary servicing rights during the three months ended March 31, 2022 and 2021, respectively. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.9 million, $0.9 million for three months ended March 31, 2022, and 2021, respectively, which was included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

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

On June 28, 2021, in connection with the 2021 Equity Event, the Compensation Committee approved the specific transactions with respect to the Company’s executive officers set forth below. All of the transactions included in the 2021 Equity Event, with respect to Messrs. Lutnick, Gosin and Rispoli, were based on (i) the price for Newmark Class A common stock of $12.50 per share, as approved by the Compensation Committee; (ii) the price of BGC Partners Class A common stock of $5.86; and (iii) the price of Nasdaq common stock of $177.11.

On April 27, 2021, the Compensation Committee approved an additional monetization opportunity for Mr. Merkel: (i) 73,387 of Mr. Merkel’s 145,384 non-exchangeable Newmark Holdings PSUs were redeemed for zero, (ii) 19,426 of Mr. Merkel’s 86,649 non-exchangeable Newmark Holdings PPSUs were redeemed for a cash payment of $0.2 million, and (iii) 68,727 shares of Newmark Class A common stock were issued to Mr. Merkel. On the same day, the 68,727 shares of Newmark Class A common stock were repurchased from Mr. Merkel at $10.67 per share, the closing price of Newmark Class A common stock on that date, under the Company's stock buyback program. The total payment delivered to Mr. Merkel was $0.8 million, less applicable taxes and withholdings.

On March 16, 2021, the Company redeemed 30,926 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel for zero and in connection therewith issued 28,962 shares of Newmark Class A common stock. On the same day, the Company repurchased these shares from Mr. Merkel at the closing price of Newmark Class A common stock of $11.09 per share under the Company's stock buyback program. The total payment delivered to Mr. Merkel was $0.3 million, less applicable taxes and withholdings. The Compensation Committee approved these transactions.

On March 16, 2021, pursuant to the Newmark standing policy for Mr. Lutnick, the Compensation Committee granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick. Mr. Lutnick elected to waive such rights one-time with such future opportunities to be cumulative. The aggregate number of Mr. Lutnick’s units for which he waived exchange rights or other monetization rights was 4,423,457 non-exchangeable Newmark Holdings PSUs/NPSUs, inclusive of the PSUs receiving an HDU conversion right and 1,770,016 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $21.6 million at that time, inclusive of the PPSUs receiving an HDU conversion right.

On March 16, 2021, the Compensation Committee granted Mr. Gosin exchange rights into shares of Newmark Class A common stock with respect to 526,828 previously awarded non-exchangeable Newmark Holdings PSUs and 30,871 non-exchangeable Newmark Holdings APSUs held by Mr. Gosin (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $5.8 million in the aggregate). In addition, on March 16, 2021, the Compensation Committee approved removing the sale restrictions on Mr. Gosin’s remaining 178,232 restricted shares of Class A common stock in BGC (which were originally issued in 2013) and associated 82,680 remaining restricted shares of Newmark Class A common stock (issued as a result of the Company spin-off in November 2018).

On March 16, 2021, the Compensation Committee granted Mr. Rispoli (i) exchange rights into shares of Newmark Class A common stock with respect to 6,043 previously awarded non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $0.1 million); and (ii) exchange rights into cash with respect to 4,907 previously awarded non-exchangeable Newmark Holdings PPSUs held by Mr. Rispoli (which had an average determination price of $15.57 per unit, for a total of $0.1 million in the aggregate to be paid for taxes when (i) is exchanged).

Howard W. Lutnick, Chairman

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

The Award Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the Effective Date (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the Effective Date. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Award Agreement. Mr. Lutnick has purchased Newmark Class A Common Stock with the after-tax proceeds of the initial tranche of the Award. The Award Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Award Agreement) or (ii) an involuntary removal of the Executive from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement dated as of December 13, 2017 by and between Mr. Lutnick and the Company (the “Control Agreement”). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The Award Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of the Control Agreement do not apply to the Award. A copy of the Award Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2021 and is described in detail under the heading “2021 Lutnick Award” in Amendment No. 1 to the Company’s Annual Report on From 10-K/A.

On June 28, 2021, in connection with the 2021 Equity Event, the Newmark Compensation Committee approved the following for Mr. Lutnick: (i) the exchange of 279,725 exchangeable Newmark Holdings PSUs into 263,025 shares of Class A common stock of Newmark based on the then applicable Exchange Ratio of 0.9403; and $1,465,874 associated with Mr. Lutnick’s non-exchangeable 193,530 Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) the conversion of 552,482.62 non-exchangeable Newmark Holdings PSUs with the right to exchange PSUs into HDUs (“H-Rights”) into 552,482.62 non-exchangeable Newmark Holdings HDUs and redemption of such HDUs for their Capital Account of

$7,017,000, paid in the form of Nasdaq Shares issued at $177.11 per share (which was the NASDAQ closing price as of June 28, 2021); and $7,983,000 associated with Mr. Lutnick’s non-exchangeable Newmark Holdings PPSUs with -H were redeemed and used for tax purposes; (iii) the exchange of 520,380 exchangeable BGC Holdings PSUs into 520,380 shares of Class A common stock of BGC Partners, and $1,525,705 associated with Mr. Lutnick’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; (iv) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of Class A common stock of BGC Partners; (v) the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs with H-Rights into 1,131,774 non-exchangeable BGC Holdings HDUs and $7,983,000 associated with Mr. Lutnick’s BGC Holdings PPSUs with H- Rights was redeemed and used for tax purposes in connection with the exercise of the exercise of the BGC Holdings HDUs; and (vi) the issuance of 29,059 shares of Class A common stock of Newmark. In accordance with Mr. Lutnick’s right under his existing standing policy, and in connection with the 2021 Equity Event, upon the approval of the Newmark Compensation Committee: (i) 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy, were redeemed and 2,736,103 shares of Class A common stock of Newmark, based upon the then applicable exchange ratio of 0.9403, were granted to Mr. Lutnick; and (ii) $8,798,546 associated with Mr. Lutnick’s rights under his existing standing policy was redeemed and used for tax purposes. See Item 11 — “Executive Compensation” in our Annual Report on Form 10-K/A for additional information and definitions.

Barry M. Gosin, Chief Executive Officer

On September 20, 2021, the Compensation Committee approved a monetization opportunity for Mr. Gosin: all of Mr. Gosin’s 2,114,546 non-exchangeable BGC Holdings PSUs were redeemed for zero and 2,114,456 shares of BGC Class A common stock were issued to Mr. Gosin.

On June 28, 2021, the Compensation Committee approved the following for Mr. Gosin, the Company’s Chief Executive Officer: (i) the exchange of 1,531,061.84 exchangeable Newmark Holdings units (comprised of 1,438,597.37 exchangeable Newmark Holdings PSUs and 92,464.47 exchangeable Newmark Holdings APSUs) into 1,439,658 shares of Class A common stock of Newmark based upon the then current exchange ratio of 0.9403; and $834,508 associated with Mr. Gosin’s exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) the conversion of 443,871.60 non-exchangeable Newmark Holdings PSUs with H-Rights into 443,871.60 non-exchangeable Newmark Holdings HDUs, and redemption of such HDUs, less any taxes and withholdings in excess of $5,362,452, paid in the form of Nasdaq shares issued at $177.11 per share (which was the NASDAQ closing price as of June 28, 2021); and $5,362,452 in connection with Mr. Gosin’s Newmark Holdings PPSUs with H-Rights was redeemed and used for tax purposes; (iii) the exchange of 3,348,706 exchangeable BGC Holdings units (comprised of 3,147,085 exchangeable BGC Holdings PSUs and 201,621 exchangeable BGC Holdings APSUs) into 3,348,706 shares of Class A common stock of BGC Partners; and $298,273 associated with Mr. Gosin’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; (iv) the conversion of 1,592,016 non-exchangeable BGC Holdings PSUs with H-Rights into 1,592,016 non-exchangeable BGC Holdings HDUs, and $1,129,499 associated with Mr. Gosin non-exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; and (v) the issuance of 12,500 shares of Class A common stock of Newmark.

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

Retirement Fund Purchase
On April 27, 2021, a Keogh retirement account held by Mr. Lutnick purchased 5,154 shares of our Class A common stock from us at the closing price of Newmark Class A common stock on that date of $10.67 per share. The transaction was approved by our Audit Committee.

On November 4, 2020, the Audit Committee of the Board of Directors authorized entities in which executive officers have a non-controlling interest to engage Newmark to provide ordinary course real estate services to them as long as Newmark’s fees are consistent with the fees that Newmark ordinarily charges for these services.

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of March 31, 2022 and 2021, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”).

Transactions with Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor ("CF&Co")
On June 18, 2018 and September 26, 2018, Newmark entered into transactions related to the monetization of the Nasdaq shares that Newmark was scheduled to receive in 2019 through 2022 (see Note 1 — “Organization and Basis of Presentation”). Newmark paid $4.0 million in fees for services provided by CF&Co related to these monetization transactions. These fees were recorded as a deduction from the carrying amount of the EPUs.

On March 28, 2019, Newmark filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of Newmark's 6.125% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any of our affiliates, has any obligation to make a market in Newmark's securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. Newmark does not receive any proceeds from market-making activities in these securities by CF&Co (or any of its affiliates). This registration statement expired in March 2022. On March 25, 2022, Newmark filed a new Registration Statement on Form S-3 to replace the one that was expiring.

(d)Other Related Party Transactions

On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor (the “Cantor Credit Agreement”). The Cantor Credit Agreement provides for each party to issue loans to the other party at the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1%. No amounts were outstanding as of March 31, 2022 and 2021.

As of December 31, 2021, Newmark recognized a $8.3 million receivable from BGC, which is included as part of "Receivables from related parties, in the Company's unaudited condensed consolidated balance sheet. The receivable was a result of tax refunds due to Newmark on it's share of taxable income which were included as part of BGC's consolidated tax return in the periods prior to the spin-off. This receivable was collected during the three months ended March 31, 2022.

Payables to related parties were $24.2 million and $10.8 million as of March 31, 2022 and December 31, 2021, respectively.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation”, Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 22 — “Long-Term Debt” in Newmark’s consolidated financial statements, included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2021.

On May, 15 2020, BGC U.S. OpCo ("BGC") entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which was approved by the Newmark Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15,000 per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. The lease with BGC ended in December 2021. In connection with the sublease, Newmark received $0.3 million for the three months ended March 31, 2021.

In January 2022, Cantor entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark. The deal was a six-month sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, Cantor paid all operating and tax expenses attributable to the lease. In the sublease was amended to provide for a rate of $81,600 per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. Newmark received $0.2 million for the three months ended March 31, 2022.

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
.
On March 31, 2021, Cantor purchased from Newmark Holdings an aggregate of (i) 273,088 exchangeable limited partnership interests for aggregate consideration of $1,105,598 as a result of the redemption of 273,088 founding partner interests, and (ii) 735,625 exchangeable limited partnership interests for aggregate consideration of $2,918,919 as a result of the exchange of 735,625 founding partner interests. Following such purchases, as of March 31, 2022 there were zero founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

On October 28, 2021, Cantor purchased from Newmark Holdings an aggregate of (i) 299,910 exchangeable limited partnership interests for aggregate consideration of $975,064 as a result of the redemption of 299,910 founding partner interests, and (ii) 523,284 exchangeable limited partnership interests for aggregate consideration of $1,898,363 as a result of the exchange of 523,284 founding partner interests. As of March 31, 2022, there were no founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

Special Purpose Acquisition Company

As previously reported, in April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of the Company's executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC or December 31, 2022. As of March 31, 2022, there was no outstanding balance on this Pre-IPO loan.

Master Repurchase Agreement with Cantor

On August 2, 2021, a subsidiary of Newmark, Newmark OpCo, entered into the Repurchase Agreement with CF Secured, an affiliate of Cantor, pursuant to which Newmark could seek, from time-to-time, to execute short-term secured financing transactions. Repurchase agreements effect equity financing. The Company, under the Repurchase Agreement, could seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, under the Repurchase Agreement, and agreed to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest.

Pursuant to the Repurchase Agreement, the Company and CF Secured agreed to enter into a repurchase transaction, wherein CF Secured could deliver the cash of such repurchase transaction to the Company on an overnight basis at an initial rate of 0.95% per annum (approximately 1.00% less expensive than Newmark’s revolving credit facility), and the Company would deliver to CF Secured the number of shares of Nasdaq as collateral so that the market value of such shares equaled 130% of such cash proceeds. The Nasdaq shares would be marked to market daily, and the minimum maintenance margin requirement, should the share price decline, would be 120% of such cash proceeds. The Company would be required to transfer additional collateral (securities and/or cash) in the event of a margin percentage decline below 120%.

As of December 31, 2021, the amount of shares pledged was 0.8 million and the amount outstanding under this borrowing facility was $140.0 million and is included in "Repurchase agreements and securities loaned" on the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2022, there was no outstanding balance. (see Note 7 — "Marketable Securities" and Note 20 — “Collateralized Transactions”).

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

 Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the accompanying unaudited condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized.

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of March 31, 2022 and December 31, 2021, Newmark did not have any unrecognized tax benefits which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2022, Newmark has not accrued any tax-related interest and penalties.

(29)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$222,130	$223,158
Outside broker payable	74,268	73,397
Payroll taxes payable	81,163	80,249
Corporate taxes payable	30,636	56,265
Derivative liability	13,731	5,016
Right-of-use liabilities	65,707	81,958
Contingent consideration	6,572	8,703
Total	$494,207	$528,746

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued compensation	$99,102	$96,839
Payroll and other taxes payable	70,753	70,677
Financial guarantee liability	26,184	25,989
Deferred rent	11,433	9,872
Contingent consideration	3,635	3,635
Total	$211,107	$207,012

(30)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the

“Newmark Equity Plan”) was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 115.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of March 31, 2022, awards with respect to 68.4 million shares have been granted and 331.6 million shares are available for future awards. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The exchange ratio is the number of shares of Newmark common stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit (the exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9435 as of March 31, 2022).

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Issuance of common stock and exchangeability expenses	$8,983	$1,218
Allocations of net income to limited partnership units and FPUs (1)	147	10,633
Limited partnership units amortization	3,274	(600)
RSU amortization	4,495	2,997
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$16,899	$14,248
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Units		BGC Units
Balance, January 1, 2021	66,626,185	(1)	54,422,002
Issued	10,143,799		159,057
Redeemed/exchanged units	(58,099,726)		(45,024,619)
Forfeited units/other	(250,645)		(892,510)
Balance, December 31, 2021	18,419,613		8,663,930
Issued	4,105,538		—
Redeemed/exchanged units	(304,996)		(612,877)
Forfeited units/other	(1,986)		—
March 31, 2022	22,218,169		8,051,053

Total exchangeable units outstanding(2):
December 31, 2021	2,468,443		3,456,479
March 31, 2022	2,704,582		3,167,467
(1)Includes the pre-IPO Newmark employees share-equivalent limited partnership units in BGC Holdings.
(2)The Limited Partnership table above also includes partnership units issued for consideration for acquisitions. As of March 31, 2022, there were 4.0 million partnership units in Newmark Holdings outstanding, of which 1.3 million units were exchangeable, and 6.2 million partnership units in BGC Holdings outstanding, of which 2.8 million were exchangeable. As of December 31, 2021, there were 4.2 million partnership units in Newmark Holdings outstanding, of which 1.3 million units were exchangeable, and 6.8 million partnership units in BGC Holdings outstanding, of which 3.1 million were exchangeable.

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

A summary of the BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees is as follows:

	Newmark Units	BGC Units
Regular units	21,297,951	7,972,184
Preferred Units	920,218	78,869
Balance, March 31, 2022	22,218,169	8,051,053
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current exchange ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Three Months Ended March 31,
	2022	2021
BGC Units	34,557	46,605
Newmark Units	532,598	639,939
Total	567,155	686,544

    Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Issuance of common stock and exchangeability expenses	$8,983	$6,611

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Notional Value(1)	$132,502	$116,717
Estimated fair value of the post-termination payout(2)	$41,606	$38,516
Outstanding limited partnership units in BGC Holdings	110,382	105,302
Outstanding limited partnership units in BGC Holdings - unvested	—	—
Outstanding limited partnership units in Newmark Holdings	12,627,232	11,691,406
Outstanding limited partnership units in Newmark Holdings - unvested	6,197,832	5,980,996
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

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and seven years from the date of grant. Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Limited partnership units amortization	$3,274	$(600)

During the three months ended March 31, 2022 and 2021, Newmark did not grant any conversion rights to Newmark employees on outstanding limited partnership units in BGC Holdings or Newmark Holdings. Granting conversion rights gives the employee the option to convert the limited units to HDUs with a capital balance within BGC Holdings or Newmark Holdings. Generally, HDUs are not considered share-equivalent limited partnership units and are not in the fully diluted share count. The grant of conversion rights to Newmark employees are as follows (in thousands):

	March 31, 2022	December 31, 2021
Notional Value	$12,836	$12,836
Estimated fair value of limited partnership units (1)	$12,558	$12,558
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Compensation expense related to these limited partnership units held by Newmark employees was as follows (in thousands:):

	Three Months Ended March 31,
	2022	2021
Issuance of common stock and exchangeability expenses	$—	$(5,394)

During the three months ended March 31, 2022, Newmark employees were granted 0.9 million N Units, that are excluded from the table above, since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income and remain unvested. Upon vesting, which occurs if the certain thresholds are met, the N Units are converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant in the tables above. During the three months ended March 31, 2022, 2.4 million N Units vested and were converted into distribution earning limited partnership units and were therefore included in the fully diluted share count.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2021	10,646,797	$7.75	$82,494	5.69	8,013	$3.80	$31	2.17
Granted	2,913,572	9.71	28,290		—	—	—
Settled units (delivered shares)	(2,196,903)	7.64	(16,792)		(2,638)	3.69	(10)
Forfeited units	(642,009)	7.74	(4,967)		—	—	—
Balance, December 31, 2021	10,721,457	$8.30	$89,025	4.96	5,375	$3.85	$21	1.16
Granted	421,813	16.38	6,908		—	—	—
Settled units (delivered shares)	(1,276,593)	8.34	(10,647)		(2,638)	3.69	(10)
Forfeited units	(94,057)	8.43	(793)		—	—	—
Balance, March 31, 2022	9,772,620	8.65	$84,493	5.09	2,737	3.39	$11	0.96
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
RSU amortization	$4,495	$2,997

As of March 31, 2022, there was $87.5 million total unrecognized compensation expense related to unvested Newmark RSUs.

See Note 27 — "Related Party Transactions" for compensation related matters for the transfer of CCRE employees to Newmark.

(31)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of March 31, 2022 and December 31, 2021, Newmark was committed to fund approximately $0.5 billion and $0.3 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2015 through 2020 with contingent cash consideration of $10.2 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(32)    Subsequent Events

On April 28, 2022, Newmark declared a qualified quarterly dividend of $0.03 per share payable on May 31, 2022 to Class A and Class B common stockholders of record as of May 16, 2022. The ex-dividend date will be May 13, 2022.

On April 1, 2022, Newmark completed the acquisitions of two companies; BH2, a London-based real estate advisory firm, and McCall & Almy, a multi-market tenant representation and real estate advisory firm.

On May 3, 2022, Newmark completed the acquisition of Open Realty Advisors and Open Realty Properties, which together operate as “Open Realty”, a retail real estate advisory firm.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2022 and 2021. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

Overview
Newmark is a leading full-service commercial real estate services business. We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and government sponsored enterprise (“GSE”) lending and loan servicing, mortgage broking and equity-raising. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. Newmark's global flexible workspace platform, which operates under the names Knotel and Deskeo, is a product that is offered to owners and investors. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

We generate revenues from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Our growth has historically been focused in North America. During 2021, we ended our affiliation with Knight Frank and have accelerated our global growth plans by acquiring Space Management (DBA "Deskeo") and Knotel Inc. ("Knotel"), both of which are European leaders in flexible and serviced workspace, and announced the addition of industry-leading international professionals in Global Corporate Services,Capital Markets, and Valuation and Advisory. As of March 31, 2022, we had approximately 6,020 employees, including approximately 1,759 revenue-generating producers (across leasing, capital markets, and origination) in over 148 offices in more that 120 cities. In addition, Newmark has licensed its name to 8 commercial real estate providers that operate out of 12 offices in certain locations where Newmark does not have its own offices.

The discussion of our financial results reflects only the business owned by us and does not include the results for independently owned offices that use some variation of the Newmark name in their branding or marketing.

We are a leading capital markets business in the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of approximately $70.9 billion as of March 31, 2022 (of which 2.7% relates to special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans.

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

Our pre-tax margins are impacted by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole, and margins from originating GSE/FHA “Commercial mortgage origination, net” tend to be lower as we retain rights to service loans over time. Investment sales and mortgage brokerage transactions tend to have higher pre-tax margins than leasing advisory transactions. Pre-tax earnings margins on our property and facilities management, along with certain of our other Global Corporate Services (“GCS”) products, are at the lower end of margins for our business as a whole.

Business Environment
During the first quarter of 2022, activity in the U.S. economy rebounded compared with the Covid-19 downturn in 2020. According to the U.S. Centers for Disease Control and Prevention (the "CDC") as of April 13, 2022, approximately 45.3% of the American population have been fully vaccinated and received a booster, 65.8% of the American population has been fully vaccinated against COVID-19, and 77.3% has received at least one dose, although there is persistent vaccine reluctance in the currently unvaccinated population. Mask mandates are also being revised in many areas. Many companies are requiring employees to come back to the office as business and the government continues to reopen both in the US and around the world.

Although there continues to be some uncertainty around COVID-19, the measures taken by the federal and state governments and the speed and voracity of a recovery in industry activity appear to be positive. Our capital markets have shown significant growth, as our investments in the business have coincided with record investment sales and debt volumes. For example, according to preliminary estimates from Real Capital Analytics (“RCA”), investment sales volumes in the US were $913.3 billion for trailing twelve months ending March 31, 2022. This is 7.2% and 52.2% higher than in 2021 and 2019, respectively, which were the two best-ever calendar years. COVID-19 has created new opportunities in our management services businesses, which continued to perform well into 2022 as our clients turned to Newmark for advice on their real estate portfolios, including new environmental safety requirements, managing costs associated with implementing these new standards as well as assessing facility and employee readiness as companies plan their return to offices in the wake of the pandemic. In addition, consulting fee revenues from tenant restructuring and portfolio optimization are expected to continue in the near-term. In early 2021, we hired a head of global corporate services to expand these critical offerings for occupiers as they formulate their post pandemic real estate plans, and since then have made a number of new hires globally across management services.

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
•We are focused on maximizing productivity regardless of where our employees work. In all cases, the Company has enacted appropriate health and safety measures including encouraging vaccinations;
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
•The Company has reminded employees about its Employee Assistance Program and the ways it can assist them during this challenging time, including implementing preventative mental health solutions;
•Newmark provides paid leave in accordance with its policies and applicable COVID-19 related laws and regulations.

Acquisitions
On April 1, 2022, Newmark completed the acquisitions two businesses; BH2, a London-based real estate advisory firm, and McCall & Almy, a multi-market tenant representation and real estate advisory firm.

On May 3, 2022, Newmark completed the acquisition of Open Realty Advisors and Open Realty Properties, which together operate as “Open Realty”, a retail real estate advisory firm.

On March 24, 2021, Newmark acquired the business of Knotel, a global flexible workspace provider. Newmark agreed to provide approximately $19.8 million of debtor-in-possession financing as part of a $70 million credit bid to acquire the business through Knotel’s Chapter 11 sales process, subject to approval of the U.S. Bankruptcy Court. On March 18, 2021, the United States Bankruptcy Court approved the transaction under Section 363 of the United States Bankruptcy Code. See Note 4 — “Acquisitions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q for additional information.

On September 6, 2021, Newmark acquired Deskeo, France's leader in flexible and serviced workspace for enterprise clients. Based in Paris, France Deskeo adds over 50 locations to Newmark's international flexible workspace portfolio. See Note 4 — “Acquisitions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q for additional information.

Debt Credit Agreements
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.94% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. As of March 31, 2022 and December 31, 2021, the carrying amount of the 6.125% Senior Notes was $545.9 million and $545.2 million, respectively.

On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent (the "Credit Agreement").. The Credit Agreement provided for a $250.0 million three year unsecured senior revolving Credit Facility (the "Credit Facility")..

On February 26, 2020, Newmark entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”), increasing the size of the Credit Facility to $425.0 million and extending the maturity date to February 26, 2023. The interest rate on the Credit Facility was reduced to LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.

On March 16, 2020, Newmark entered into a second amendment to the Credit Agreement (the "Second Amended Credit Agreement"), increasing the size of the Credit Facility to $465.0 million. The interest rate on the amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.

On March 10, 2022, Newmark entered into the Amended and Restated Credit Agreement (the "A&R Credit Agreement"), which amends and restates the Credit Agreement, as amended. Pursuant to the A&R Credit Agreement, the Lenders agreed to: (a) increase the amount available to the Company under the Credit Facility to $600.0 million, (b) extend the maturity date of the Credit Facility to March 10, 2025, and (c) improve pricing to 1.50% per annum with respect to Term SOFR (as defined in the A&R Credit Agreement) borrowings.

Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the Company’s option, either (a) Term SOFR for interest periods of one or three months, as selected by the Company, or upon the consent of all Lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by the Company, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as established by the Administrative Agent, and (iii) Term SOFR plus 1.00%, in each case plus an applicable margin. The applicable margin will initially be 1.50% with respect to Term SOFR borrowings in (a) above and 0.50% with respect to base rate borrowings in (b) above. The applicable margin with respect to Term SOFR borrowings in (a) above will range from 1.00% to 2.125% depending upon the Company’s credit rating, and with respect to base rate borrowings in (b) above will range from 0.00% to 1.125% depending upon the Company’s credit rating. The A&R Credit Agreement also provides for certain upfront and arrangement fees and for an unused facility fee.

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

As of March 31, 2022, the Company had $50.0 million remaining from its debt repurchase authorization.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"). The sublimit is now included within the Company’s existing $450 million warehouse facility due June 15, 2022. The advance line will provide 100% of the principal and interest advance payment at a rate of 1-month LIBOR plus 1.80% and will be collateralized by Fannie Mae's commitment to repay advances. There were no outstanding draws under this sublimit as of March 31, 2022. Newmark has one Fannie Mae loan that was in default, with $10.7 million outstanding as of March 31, 2022.

On November 30, 2018, Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC Partners, Inc. ("BGC") and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of March 31, 2022 and December 31, 2021, the Company did not have any outstanding balances under this facility.

Credit Ratings
    Newmark has a stand-alone BBB+ Stable credit rating from JCRA, BBB- Stable credit ratings from Fitch Ratings, Inc. and Kroll Bond Rating Agency, and a BB+ Positive credit rating from Standard & Poor’s.

Nasdaq Monetization Transactions
On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc ("Nasdaq"). The total consideration received in the transaction included $750.0 million in cash paid upon closing and an Earn-out of up to 14,883,705 shares of Nasdaq shares to be paid ratably over 15 years (subject to acceleration and present value discount as discussed below), provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. During the third and fourth quarters of 2021, Newmark sold 2,780,180 shares of Nasdaq for gross proceeds of $516.5 million. During the first quarter of 2022, Newmark sold all of its remaining 2,497,831 Nasdaq shares for gross proceeds of $437.8 million. In the aggregate from September 2017 through March 31, 2022, Newmark received 10.2 million shares of Nasdaq, of which Newmark sold 7.6 million shares of Nasdaq and delivered 2.6 million shares of Nasdaq to RBC. For further information regarding sales of Nasdaq shares and realized and unrealized gains (losses) on such shares, see Note 7 — “Marketable Securities” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Contemporaneously with the issuance of the EPUs, the SPV that is a consolidated subsidiary of Newmark entered into variable postpaid forward contracts with RBC (together, the “Nasdaq Forwards”). The SPV was an indirect subsidiary of Newmark whose sole assets were the Nasdaq Earn-outs for 2019 through 2022. The Nasdaq Forwards provided the SPV the option to settle using up to 992,247 Nasdaq shares, to be received by the SPV pursuant to the Nasdaq Earn-out (see Note 7 — “Marketable Securities” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q ), or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022 (subject to acceleration due to Nasdaq's transaction with Tradeweb Markets, Inc ("Tradeweb")).

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

Acceleration of Nasdaq Earn-out
On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021, included in “Other (loss) income, net” for the three months ended June 30, 2021.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the third and the fourth Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021.

Master Repurchase Agreement with Cantor
On August 2, 2021, our subsidiary, Newmark OpCo, entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with CF Secured, LLC (“CF Secured”), an affiliate of Newmark’s majority stockholder, Cantor, pursuant to which Newmark could seek, from time-to-time, to execute short-term secured financing transactions. Repurchase agreements effect equity financing. The Company, under the Repurchase Agreement, could seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, under the Repurchase Agreement, and agreed to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest.

Pursuant to the Repurchase Agreement, the Company and CF Secured agreed to enter into a repurchase transaction, wherein CF Secured would deliver the cash of such repurchase transaction to the Company on an overnight basis at an initial rate of 0.95% per annum (approximately 1.00% less expensive than Newmark’s revolving credit facility), and the Company would deliver to CF Secured the number of shares of Nasdaq as collateral so that the market value of such shares equaled 130% of such cash proceeds. The Nasdaq shares would be marked to market daily, and the minimum maintenance margin requirement, should the share price decline, would be 120% of such cash proceeds. The Company would be required to transfer additional collateral (securities and/or cash) in the event of a margin percentage decline below 120%.

The initial repurchase or financing transaction was executed on August 2, 2021 and consisted of Newmark receiving $260 million in cash and Newmark delivering 1,818,000 Nasdaq shares as collateral. The repurchase transaction could be rolled over daily (or for a term greater than one day at a time), subject to terms mutually acceptable to the Company and CF Secured, including the rate and minimum margin requirement, both of which could fluctuate based upon general funding rates and other factors in the repurchase funding market.

The Repurchase Agreement was subject to ongoing compliance with various covenants and contains customary events of default. If an event of default would have occured, the repurchase date for each transaction under the Repurchase Agreement would have been accelerated to the date of default. For events of default relating to insolvency and receivership, the repurchase date for each transaction under the Repurchase Agreement would have been automatically accelerated to the date of default.

The Company utilized the cash proceeds from the repurchase transaction to lower its debt costs. The Company repaid the cash proceeds under the repurchase transaction with proceeds of periodic sales of Nasdaq shares and from its operating cash.

The Repurchase Agreement and related initial repurchase transaction were on market terms and rates and were approved by Newmark’s Audit Committee. There were no amounts outstanding under the Repurchase Agreement as of March 31, 2022, and $140.0 million was outstanding as of December 31, 2021. See Note 7 — "Marketable Securities" and Note 27 — “Related Party Transactions” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

The Award Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the Effective Date (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the Effective Date. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Award Agreement. Mr. Lutnick has purchased Newmark Class A Common Stock with the after-tax proceeds of the initial tranche of the Award. The Award Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Award Agreement) or (ii) an involuntary removal of the Executive from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement dated as of December 13, 2017 by and between Mr. Lutnick and the Company (the “Control Agreement”). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The Award Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of the Control Agreement do not apply to the Award. A copy of the Award Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2021 and is described in detail under the heading “2021 Lutnick Award” in Amendment No. 1 to the Company’s Annual Report on From 10-K/A.

On June 28, 2021, in connection with the 2021 Equity Event, the Newmark Compensation Committee approved the following for Mr. Lutnick: (i) the exchange of 279,725 exchangeable Newmark Holdings PSUs into 263,025 shares of Class A common stock of Newmark based on the then applicable Exchange Ratio of 0.9403; and $1,465,874 associated with Mr. Lutnick’s non-exchangeable 193,530 Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) the conversion of 552,482.62 non-exchangeable Newmark Holdings PSUs with the right to exchange PSUs into HDUs (“H-Rights”) into 552,482.62 non-exchangeable Newmark Holdings HDUs and redemption of such HDUs for their Capital Account of $7,017,000, paid in the form of Nasdaq Shares issued at $177.11 per share (which was the NASDAQ closing price as of June 28, 2021); and $7,983,000 associated with Mr. Lutnick’s non-exchangeable Newmark Holdings PPSUs with -H were redeemed and used for tax purposes; (iii) the exchange of 520,380 exchangeable BGC Holdings PSUs into 520,380 shares of Class A common stock of BGC Partners, and $1,525,705 associated with Mr. Lutnick’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; (iv) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of Class A common stock of BGC Partners; (v) the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs with H-Rights into 1,131,774 non-exchangeable BGC Holdings HDUs and $7,983,000 associated with Mr. Lutnick’s BGC Holdings PPSUs with H- Rights was redeemed and used for tax purposes in connection with the exercise of the exercise of the BGC Holdings HDUs; and (vi) the issuance of 29,059 shares of Class A common stock of Newmark. In accordance with Mr. Lutnick’s right under his existing standing policy, and in connection with the 2021 Equity Event, upon the approval of the Newmark Compensation Committee: (i) 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy, were redeemed and 2,736,103 shares of Class A common stock of Newmark, based upon the then applicable exchange ratio of 0.9403, were granted to Mr. Lutnick; and (ii) $8,798,546 associated with Mr. Lutnick’s rights under his existing standing policy was redeemed and used for tax purposes. See Item 11 — “Executive Compensation” in our Annual Report on Form 10-K/A for additional information and definitions.

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

Transfer of Employees to Newmark
In connection with the expansion of the mortgage brokerage and lending activities, Newmark has entered into an agreement with Cantor pursuant to which five former employees of Cantor's affiliate, Cantor Commercial Real Estate ("CCRE"), transferred to Newmark, effective as of May 1, 2018. In connection with this transfer of employees, Cantor paid $6.9 million to Newmark in October 2018, and Newmark Holdings issued $6.7 million of limited partnership units and $0.2 million of cash in the form of a cash distribution agreement to the employees. In addition, Newmark Holdings issued $2.2 million of Newmark Holdings partnership units with a capital account and $0.5 million of limited partnership units in exchange for the cash payment from Cantor to Newmark of $2.2 million. Newmark recorded $6.9 million and $2.2 million as “Stockholders’ equity” and “Redeemable partnership interests”, respectively, on the accompanying unaudited condensed consolidated balance sheets.

In consideration for the Cantor payment, Newmark agreed to return up to a maximum of $3.3 million to Cantor based on the employees’ production during their first two years of employment with Newmark. In July 2020, Newmark paid $3.3 million to Cantor based on the employees’ production, satisfying this liability. As of March 31, 2022, Newmark did not have an outstanding balance to Cantor related to this transaction. Newmark has agreed to allow certain of these employees to continue to provide consulting services to Cantor in exchange for a forgivable loan which was directly paid by Cantor to these employees.

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

Sublease to BGC and Cantor Fitzgerald, L.P.
On May 15 2020, BGC U.S. OpCo ("BGC") entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which was approved by the Newmark Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. The lease with BGC ended in December 2021. In connection with the sublease, Newmark received $0.3 million for the three months ended March 31, 2021.

In January 2022, Cantor Fitzgerald, L.P. entered into an agreement to sublease this space for a period of six months until June 30, 2022 at a rate of $0.1 million per month.

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

On October 28, 2021, Cantor purchased from Newmark Holdings an aggregate of (i) 299,910 exchangeable limited partnership interests for aggregate consideration of $975,064 as a result of the redemption of 299,910 founding partner interests, and (ii) 523,284 exchangeable limited partnership interests for aggregate consideration of $1,898,363 as a result of the exchange of 523,284 founding partner interests. As of March 31, 2022 there were no founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

Special Purpose Acquisition Company
As previously reported, in April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of our executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC and December 31, 2022. As of March 31, 2022 there was no outstanding balance on this Pre-IPO loan.

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

Key Business Drivers
Key drivers for U.S. commercial real estate services companies include the overall health of the U.S. economy, institutional ownership of commercial real estate as an investible asset class, and the ability to attract and retain talent. In our investment sales and mortgage brokerage businesses, the availability of credit and certainty of valuations to investors are key drivers. In our multifamily business, demographic and economic factors are driving increased demand for new apartments. For example, In 2021, the National Association of Realtors said the U.S. has not constructed enough housing to keep up with population growth for many years, and that the country has a deficit of 1.1 million units in buildings with two to four units and of 2.4 million units in buildings of at least five units according to "U.S. Housing Market Needs 5.5 Million More Units, Says New Report" from the Wall Street Journal. This strong demand for new housing should continue to drive growth across our investment sales, GSE/FHA multifamily origination, mortgage brokerage, and servicing business over time.

Our GSE/FHA origination business is also impacted by the lending caps imposed by the Federal Housing Finance Agency (the “FHFA”). On November 17, 2020, the FHFA announced that the 2022 multifamily loan purchase caps for Fannie Mae and Freddie Mac were $70 billion for each GSE. The cap structure allowed the GSEs to offer a combined total of no more than $140 billion in lending support to the multifamily market in 2021, as compared to the $159 billion delivered in 2020. On October 13, 2021, the FHFA announced that the 2022 multifamily loan purchase caps will be $78 billion for each GSE, for a combined total of $156 billion. The 2022 caps are based on FHFA's projections of the overall growth of the multifamily originations market. The 2021 and 2022 caps require at least 50% of the Enterprises' multifamily business to be mission-driven, affordable housing. FHFA will also require at least 25% of the GSE's 2022 multifamily business be affordable to residents at or below 60% of area median income (AMI), up from 20% in 2021. Newmark's combined GSE/FHA and mortgage brokerage volumes in multifamily improved by 105.9% to $7.4 billion, as we continued our market leading growth, even as GSE multifamily volumes declined by 13% industry-wide. Given the 11% year-on-year increase in full year lending caps, the Company anticipates strong improvements in industry-wide GSE multifamily activity over the remainder of 2022.

Economic Outlook in the United States

COVID-19 adversely affected the economic outlook beginning in March of 2020. Following a 3.5% contraction in 2020, U.S. gross domestic product expanded by 5.7% in 2021, in contrast to a decrease of 3.4% in 2020, according to the U.S. Department of Commerce. According to a preliminary estimate from the same source, U.S. GDP contracted at an annual rate of 1.4% in the first quarter of 2021. According to many economists, this was driven by declines in fixed investment, defense spending, and various supply-chain related issues. The consensus is that this is a temporary setback. For example, according to the May 4, 2022 Bloomberg consensus of economists, U.S. GDP should expand by 3.2% in 2022 and 2.1% in 2023.

According to the Bureau of Labor Statistics, the monthly average of nonfarm payroll employment increased by approximately 550,000 on a net basis during 2022, which was the highest such annual figure since record keeping began. Based on a preliminary report from the same source, strong job growth continued in the first quarter of 2022, with an average monthly gains of approximately 431,000. The unemployment rate declined to 3.6% in March 2022, compared with 3.9% in December 2021 and a high of 14.8 % in April of 2020, but still 10 basis points higher than in February 2020. In comparison, the last time the U.S. unemployment rate was near these low levels was 1969, when unemployment reached 3.4%.

The ten-year Treasury yield increased by 60 basis points to 2.34% as of March 31, 2022 versus the year-earlier date. As of that date, ten-year Treasury yields remained well below their 50-year average of 6.05%. On March 15 and 16, 2022 , the Federal Open Market Committee (“FOMC”) decided to increase the target range for the federal funds rate by 25 basis points versus the prior range of 0.0% to 0.25%, and indicated that it will likely begin to further raise the rate at future meetings by as much as 50 basis points at a time in order to curb inflation, which itself is due in part to tight labor market conditions. The FOMC also stated that it plans to reduce the nearly $9 trillion portfolio of securities it holds, including long-term agency mortgage-backed securities and U.S. Treasuries. These securities were purchased as part of the Fed's quantitative easing program designed hold down long-term interest rates, and the FOMC indicated that a maximum of $60 billion in Treasury purchases and $35 billion in mortgage-backed securities purchases would be allowed to roll off, phased in over three months and likely starting in May of 2022.

On May 4, 2022, the FOMC announced that it had voted unanimously to raise the federal funds rate by a further 50 basis points to a range of 75 to 100 basis points. The committee also announced that it intends to begin reducing the amount of long-term securities held on its balance sheet beginning June 1, 2022, up to the aforementioned limits. Economists generally expect U.S. interest rates to increase versus where they were in 2021 and 2022, but to remain relatively low by historical standards for the foreseeable future. For example, as May 4, 2022, the Bloomberg consensus was for the ten-year Treasury yield to be 2.76% and 2.88% by the end of 2022 and 2023, respectively. Following the announcement, the treasury futures market indicates that traders expect similar forward yields.

Market Statistics
According to preliminary estimates from CoStar, value-weighted prices for U.S. commercial real estate were up by 16.5% in the year ended March 31, 2022 and were now 26.2% higher than in February 2020, before the onset of the global pandemic. These price increases were across all major property types, particularly multifamily and industrial. RCA currently estimates that 2022 U.S. investment sales grew by approximately 56% year-on-year. In comparison, our quarterly investment sales volumes were up by 62.3% year-on-year.

Newmark quarterly volumes from mortgage brokerage and GSE/FHA originations (together, "total debt") were up by 85.5% year-on-year.

Newmark’s loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volumes decreased by approximately 13% in the first quarter of 2022 compared with a year earlier, per data from Fannie Mae and Freddie Mac. In comparison, Newmark's origination volumes declined by 12.8% over the same timeframe. However, its total debt volumes in multifamily were up by 105.9%. Certain GSE multifamily volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by Newmark and its competitors by 30 to 45 days.

Regulatory Environment
See “Business—Regulation” in Part I, Item 1 of the Annual Report on Form 10-K for information related to our regulatory environment.

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
•Investment Sales. Our real estate capital markets business specializes in the arrangement of acquisitions and dispositions of commercial properties, as well as providing other financial services, including the arrangement of debt and equity financing, and loan sale advisory.
•Commercial Mortgage Origination, net. We offer services and products to facilitate debt financing for our clients and customers. Commercial mortgage origination revenue is comprised of commissions generated from mortgage brokerage and debt placement services, as well as the origination fees and premiums derived from the origination of GSE/FHA loans with borrowers and the sale of those loans to investors. Our commercial mortgage origination revenue also includes the revenue recognized for the fair value of expected net future cash flows from servicing recognized at commitment.

Fees are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. In capital markets, fees are earned and recognized when the sale of a property closes, and title passes from seller to buyer for investment sales and when debt or equity is funded to a vehicle for debt and equity transactions. Loan originations related fees and sales premiums, net are recognized when a derivative asset is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Loan originations related fees and sales premiums, net are recognized net of related fees and commissions to affiliates or third-party brokers. For loans we broker, revenues are recognized when the loan is closed. Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow accounting principles generally accepted in the U.S., or “U.S. GAAP”, which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for Leasing and Capital Markets transactions. See Note 3 — “Summary of Significant Accounting Policies” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed discussion.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022		2021
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management services, servicing fees and other	$233,120	34.4	$187,751	37.3
Leasing and other commissions	198,952	29.3	147,433	29.3
Investment sales	152,113	22.4	101,545	20.1
Commercial mortgage origination, net	94,062	13.9	67,251	13.3
Total revenues	678,247	100.0	503,980	100.0
Expenses:
Compensation and employee benefits	382,584	56.4	289,074	57.4
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	16,899	2.5	14,248	2.8
Total compensation and employee benefits	399,483	58.9	303,322	60.2
Operating, administrative and other	137,871	20.3	107,175	21.3
Fees to related parties	6,829	1.0	6,250	1.2
Depreciation and amortization	35,475	5.2	21,053	4.2
Total operating expenses	579,658	85.5	437,800	86.9
Other income/(loss), net	(86,001)	(12.7)	(2,210)	(0.4)
Income from operations	12,588	1.9	63,970	12.7
Interest (expense) income, net	(7,870)	(1.2)	(8,813)	(1.7)
Income before income taxes and noncontrolling interests	4,718	0.7	55,157	10.9
Provision for income taxes	4,004	0.6	10,579	2.1
Consolidated net income	714	0.1	44,578	8.8
Less: Net income attributable to noncontrolling interests	352	0.1	11,473	2.3
Net income available to common stockholders	$362	0.1%	$33,105	6.6%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended March 31,
	2022		2021
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$8,983	1.3%	$1,218	0.2%
Allocations of net income to limited partnership units and FPUs	147	—	10,633	2.1
Limited partnership units amortization	3,274	0.5	(600)	(0.1)
RSU amortization	4,495	0.7	2,997	0.6
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$16,899	2.5%	$14,248	2.8%

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenues
Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased $45.4 million, or 24.2%, to $233.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The growth was led by improvements in Valuation & Advisory, servicing and related other revenue, consulting and outsourcing, as well as the addition of flexible workspace, as the Company continued to invest in these recurring and predictable businesses.

Leasing and Other Commissions
Leasing and other commission revenues increased by $51.5 million, or 34.9%, to $199.0 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, due to increased demand across most major property types.

Investment sales
Investment sales revenue increased by $50.6 million, or 49.8%, to $152.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Newmark's investment sales volumes increased by 62.3% to $19.0 billion.

Commercial Mortgage Origination, net
Commercial mortgage origination, net activities, increased by $26.8 million, or 39.9%, to $94.1 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. This growth was driven by total debt volumes of $12.0 billion, an increase of 85.5% year over year.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense increased by $93.5 million, or 32.3%, to $382.6 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The increase primarily resulted from variable compensation, amounting to $75.7 million related to the increase in commission based revenues, and due to higher business activity and acquisitions.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $2.7 million, or 18.6%, to $16.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Operating, Administrative and Other
Operating, administrative and other expenses increased $30.7 million, or 28.6%, to $137.9 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, primarily due to the expenses of new businesses acquired late in the first quarter of 2021 amounting to $32.8 million during the three months ended March 31, 2022.

Fees to Related Parties
Fees to related parties increased by $0.6 million, or 9.3%, to $6.8 million, for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2022 increased by $14.4 million, or 68.5%, to $35.5 million as compared to the three months ended March 31, 2021 due primarily to changes in MSR valuation allowance.

Because Newmark recognizes OMSR gains equal to the fair value of servicing rights retained on mortgage loans originated and sold, it also amortizes MSRs in proportion to the net servicing revenue expected to be earned. Subsequent to the initial recording, MSRs are amortized and carried at the lower of amortized cost or fair value. The MSR valuation allowance decreased by $1.2 million for the three months ended March 31, 2022 as compared to an $11.2 million decrease for the three months ended March 31, 2021. For the three months ended March 31, 2022 and 2021 our expenses included $28.1 million and $26.9 million, respectively, of MSR scheduled amortization.

Other Income (loss), Net
Other income (loss), net in the three months ended March 31, 2022 was primarily related to $87.6 million of realized and unrealized losses from the sale of NASDAQ shares.

Other income (loss), net of ($2.2) million in the three months ended March 31, 2021 was primarily related to mark-to-market loss related to the Nasdaq Forwards of $5.6 million, $2.3 million of gains from the sale of Nasdaq shares, and $1.0 million of equity income from Real Estate LP.

Interest (Expense) Income, Net
Interest expense, net decreased by $0.9 million, or 10.7%, to $7.9 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to lower outstanding debt balances.

Provision for Income Taxes
Provision for income taxes decreased by $6.6 million, to $4.0 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $11.1 million, to $0.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to lower earnings.

Financial Position, Liquidity and Capital Resources

Overview
The primary source of liquidity for our business is the cash on our balance sheet and the cash flow provided by our operations.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of March 31, 2022, our long-term debt consists of our 6.125% Senior Notes with a carrying amount of $545.9 million.

Financial Position
Total assets were $4.4 billion at March 31, 2022 and $5.2 billion at December 31, 2021.

Total liabilities were $2.8 billion at March 31, 2022 and $3.5 billion at December 31, 2021.

Liquidity
At March 31, 2022, we had cash and cash equivalents of $442.8 million and $99.7 million of net debt. Additionally, we have a $600.0 million undrawn revolving credit facility as of March 31, 2021. We expect to generate cash flows from operations to fund our business and to meet our short-term liquidity requirements, which we define as the next twelve months.

Long-term debt
Long-term debt consisted of the following (in thousands):

	March 31,
	2022	2021
6.125% Senior Notes	$545,868	$545,239
Credit Facility (1)	(3,390)	—
Total	$542,478	$545,239
(1) Represents debt issuance costs that will be amortized over the life of the credit facility.

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

Credit Facility
On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent. The Credit Agreement provided for a $250.0 million Credit Facility.

On February 26, 2020, Newmark entered into the Amended Credit Agreement, increasing the size of the Credit Facility to $425.0 million and extending the maturity date to February 26, 2023. The interest rate on the Credit Facility was reduced to LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.

On March 16, 2020, Newmark entered into the Second Amended Credit Agreement, increasing the size of the Credit Facility to $465.0 million. The interest rate on the amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from Standard & Poor’s and Fitch.

On March 10, 2022, Newmark entered into the A&R Credit Agreement, which amends and restates the Credit Agreement, as amended. Pursuant to the A&R Credit Agreement, the Lenders agreed to: (a) increase the amount available to the Company under the Credit Facility to $600.0 million, (b) extend the maturity date of the Credit Facility to March 10, 2025, and (c) improve pricing to 1.50% per annum with respect to Term SOFR (as defined in the A&R Credit Agreement) borrowings.

Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the Company’s option, either (a) Term SOFR for interest periods of one or three months, as selected by the Company, or upon the consent of all Lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by the Company, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as established by the Administrative Agent, and (iii) Term SOFR plus 1.00%, in each case plus an applicable margin. The applicable margin will initially be 1.50% with respect to Term SOFR borrowings in (a) above and 0.50% with respect to base rate borrowings in (b) above. The applicable margin with respect to Term SOFR borrowings in (a) above will range from 1.00% to 2.125% depending upon the Company’s credit rating, and with respect to base rate borrowings in (b) above will range from 0.00% to 1.125% depending upon the Company’s credit rating. The A&R Credit Agreement also provides for certain upfront and arrangement fees and for an unused facility fee.

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of March 31, 2022, and December 31, 2021 there were no borrowings outstanding under the Cantor Credit Agreement.

Master Repurchase Agreement
On August 2, 2021, a subsidiary of Newmark, Newmark OpCo, entered into the Repurchase Agreement with CF Secured, an affiliate of Cantor, pursuant to which Newmark could seek, from time-to-time, to execute short-term secured financing transactions. For additional information regarding this agreement, see Note 27 — “Related Party Transactions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of March 31, 2022, Newmark had $1.5 billion of committed loan funding available through three commercial banks and an uncommitted $700.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of March 31, 2022 and December 31, 2021, respectively, we had $0.6 billion and $1.1 billion outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$502,155	$290,960
Add back:
Loan originations - loans held for sale	1,671,022	2,164,595
Loan sales - loans held for sale	(2,171,797)	(2,434,241)
Unrealized gains on loans held for sale	965	4,035
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$2,345	$25,349
(1) Includes payments for corporate taxes in the amount of $26.2 million, and $0.1 million, for the three months ended March 31, 2022 and 2021, respectively.

Cash Flows for the Three Months Ended March 31, 2022
For the three months ended March 31, 2022, we generated $502.2 million of cash from operations. However, excluding activity from loan originations and sales, cash from operating activities for the three months ended March 31, 2022 was $2.3 million. The $2.3 million can be primarily attributed to consolidated net income plus realized and unrealized losses related to the Nasdaq shares, less normal use of working capital in the first quarter. Cash provided by investing activities was $426.8 million, primarily related to $437.8 million of proceeds from the sale of Nasdaq shares. Cash used in financing activities of $677.5 million primarily related to net principal payments on warehouse facilities of $479.0 million, $140.0 million related to repurchase agreements and securities loaned, and $30.9 million of treasury stock repurchases.

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

Credit Ratings

    As of March 31, 2022, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
JCRA	BBB+	Stable
Kroll Bond Rating Agency	BBB-	Stable
Standard & Poor's	BB+	Positive

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

Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying unaudited condensed consolidated financial statements. As of March 31, 2022, Newmark has met all capital requirements. As of March 31, 2022, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $459.1 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of March 31, 2022 and December 31, 2021, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of March 31, 2022 and December 31, 2021, outstanding borrower advances were $1.1 million and $0.9 million, respectively, and are included in “Other assets” in our accompanying unaudited condensed consolidated balance sheets.

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

See “Business—Regulation” in Part I, Item 1 of this Quarterly     Report on Form 10-Q for information related to our regulatory environment.

Equity
Repurchase Program
On February 10, 2022, our Board increased its authorized share repurchases of Newmark Class A Common stock and purchases of limited partnership interests in Newmark's subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three months ended March 31, 2022, Newmark repurchased 1,682,871 shares of Class A common stock, at an average price of $18.35. As of March 31, 2022, Newmark had $397.2 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's unit redemptions and share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares Newmark's Class A common stock. The gross unit redemptions and share repurchases of Newmark's Class A common stock during the three months ended March 31, 2022 were as follows (in thousands except units, shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 2022	1,516,606	$18.53
February 2022	166,265	$16.67
March 2022	—	$—
Total Repurchases	1,682,871	$18.35	$397,227

Subsequent to March 31, 2022, through April 28, Newmark repurchased an additional 5,669,634 shares at an average price of $14.01 per share. For the period January 1, 2022 through April 28, 2022, 7,352,505 shares repurchased at an average price of $15.01 per share. As of April 28, 2022, Newmark had $317.8 million remaining under its $400.0 million share repurchase and unit redemption authorization.

Fully Diluted Share Count
Our fully diluted weighted-average share count follows (in thousands):

	March 31,
	2022	2021
Common stock outstanding(1)	188,881	183,254
Partnership units(2)	56,220	83,556
RSUs (Treasury stock method)	5,757	3,165
Newmark exchange shares	1,957	1,219
Total(3)	252,815	271,194
(1)Common stock consisted of Class A shares and Class B shares. For the three months ended March 31, 2022, the weighted-average number of Class A shares was 167.6 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor units, (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 24.6 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the three months ended March 31, 2022, the weighted-average share count did not include any potentially anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) share count were as follows (in thousands):

	March 31,
	2022	2021
Common stock outstanding	189,843	184,400
Partnership units	55,556	80,051
Newmark RSUs	5,757	—
Newmark exchange shares	1,955	1,170
Other	378	—
Total	253,489	265,621

Contingent Payments Related to Acquisitions
Newmark completed acquisitions for which there is contingent cash consideration of $10.2 million. The contingent cash liability is recorded at fair value as deferred consideration on our accompanying unaudited condensed consolidated balance sheets.

Equity Method Investments
Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of March 31, 2022, Newmark had $88.3 million in this equity method investment, which represents a 27% ownership in Real Estate LP.

Registration Statements
On March 28, 2019, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 6.125% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. Newmark does not receive any proceeds from market-making activities in these securities by CF&Co (or any of its affiliates). This registration statement expired in March 2022. On March 25, 2022, we filed a new market making Registration Statement on Form S-3 to replace the one that was expiring.

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2022, we have issued 1.6 million shares of our Class A common stock under this registration statement.

As of March 31, 2022 and December 31, 2021, Newmark was committed to fund approximately $0.5 billion and $0.3 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

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

Revenue Recognition
We derive our revenues primarily through commissions from brokerage services, commercial mortgage origination, net, revenues from real estate management services, servicing fees and other revenues. Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers as determined by when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation as evidenced by the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time when the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, we consider consideration promised in a contract that includes a variable amount, referred to as variable consideration, and estimate the amount of consideration due to us. Additionally, variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. In determining when to include variable consideration in the transaction price, we consider all information (historical, current and forecast) that is available, including the range of possible outcomes, the predictive value of past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of March 31, 2022 and December 31, 2021, the aggregate balance of employee loans, net of reserve, was $463.6 million and $453.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans three months ended March 31, 2022 and 2021, were $18.9 million, and $17.3 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the three months ended March 31, 2022, there was a increase of $2.0 million in our reserves. These reserves were based on macroeconomic forecasts are critical inputs into our model and material movements in variables such as, the U.S. unemployment rate and U.S. GDP growth rate could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Traditionally, our dividend policy provided that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share. Beginning in the first quarter of 2020, and for all of the quarterly periods in 2020 and 2021, the Board reduced the quarterly dividend to $0.01 per share out of an abundance of caution in order to strengthen the Company’s balance sheet as the real estate markets faced difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. Additionally, beginning with the first quarter 2020, Newmark Holdings reduced its distributions to or on behalf of its partners. In the first quarter of 2022, the Board increased the quarterly dividend to $0.03 per share. In addition,

Newmark expects to increase the after-tax distributions to its partners to $0.06 per unit. The exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement due to any difference in our dividend policy and the distribution policy of Newmark Holdings. See Note 6 “Stock Transactions and Unit Redemptions” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

As Newmark’s financial condition has improved substantially year-over-year, and as the economy has rebounded from the lows it reached during the pandemic, the Company has repurchased and/or redeemed a meaningful number of shares/units in 2021 and thus far in 2022 as part of its overall capital return policy. Subsequent to March 31, 2022, through April 27, Newmark repurchased an additional 5,669,634 shares at an average price of $14.01 per share.

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

We received 6,222,340 Nasdaq shares worth $1,093.9 million as of June 30, 2021. On July 2, 2021, we settled the third and fourth Nasdaq Forwards with 944,329 Nasdaq shares worth $166.0 million and retained 5,278,011 Nasdaq shares. In connection with the 2021 Equity Event, we used $484.4 million, of which $203.5 million was to reduce our fully diluted share count by 16.3 million. From July 2021 through March 2022, we sold all of the Nasdaq shares.

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

OUR ORGANIZATIONAL STRUCTURE

Current Organizational Structure
As of March 31, 2022, there were 196,014,748 shares of Newmark Class A common stock issued and 168,557,363 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of March 31, 2022, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM, as of March 31, 2022, represented approximately 55.8% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of March 31, 2022, we directly held Newmark OpCo limited partnership interests consisting of approximately 56,257,312 units representing approximately 22.1% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of March 31, 2022, 3,463,976 founding/working partner interests were outstanding. These founding/working partners were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires Cantor units from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of

Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of March 31, 2022, 26,710,165 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of March 31, 2022, the exchange ratio was 0.9435.

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

The following diagram illustrates the ownership structure of Newmark as of March 31, 2022. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF March 31, 2022

Cantor Fitzgerald, L.P.
55.8% of voting power
19.2% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc.
44.2% of voting power
68.6% of indirect economic interest in Newmark OpCo
100% Class A common stock (88.8% of economics and 44.2% of voting power)
68.6% indirect economic interest in Newmark OpCo
100% Class B common stock (11.2 % of economics and 55.8 % of voting power)
8.7% indirect economic interest in Newmark OpCo
Non-Voting Limited Partnership Interests (46.4% of economics of Newmark Holdings)
10.5% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
12.2% of indirect economic interest in Newmark OpCo
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interests
Non-Voting Limited Partnership Interests (53.6% of economics of Newmark Holdings)
12.2% indirect economic interest in Newmark OpCo
Newmark Holdings
Non-Voting Limited Partnership Interests (77.3% of economics of Newmark OpCo)
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interests
Limited Partnership Interests (22.7% of economics of Newmark OpCo)
Newmark OpCo
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

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2022 through March 31, 2022 as follows: (a) an aggregate of 3,559,724 limited partnership units granted by Newmark Holdings; (b) 1,682,871 shares of Newmark Class A common stock repurchased by us; (c) no shares of Newmark Class A common stock forfeited; (d) 1,019,474 shares of Newmark Class A common stock issued for vested restricted stock units; (e) 166,701 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 18,411,842 of such shares remaining available for issuance by us under such Registration Statement; and (h) 327,973 terminated limited partnership units.

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

Interest Rate Risk
Newmark had $545.9 million of fixed rate 6.125% Senior Notes outstanding as of March 31, 2022. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had no amounts outstanding under its Credit Facility as of March 31, 2022. The interest rate on the Credit Facility is currently based upon LIBOR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR or SOFR. 30-day LIBOR as of March 31, 2022 and 2021 was 45 basis points and 11 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by $9.8 million based on our escrow balance as of March 31, 2022 compared to $11.8 million based on our escrow balance as of March 31, 2021. A decrease in 30-day LIBOR to zero would decrease our annual earnings by $4.5 million based on the escrow balances as of March 31, 2022 and by $1.3 million based on our escrow balances as of March 31, 2021.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by $5.7 million based on our outstanding balances as of March 31, 2022 compared to $8.2 million based on our outstanding balances as of March 31, 2021. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $2.6 million based on our outstanding warehouse balance as of March 31, 2022 and by $0.9 million as of March 31, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of March 31, 2022. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 31 — “Commitments and Contingencies” to the Company’s Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of our legal proceedings which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows (vi) Notes to the Consolidated Financial Statements, and (vii) Schedule I, Parent Company Only Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: May 9, 2022