Form 10-Q
period 2022-06-30
NEWMARK GROUP, INC.
filed 2022-08-08
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2022
Class A Common Stock, par value $0.01 per share	157,809,874 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic ("COVID-19"), the ongoing conflict in the Ukraine, inflation and the Federal Reserve's responses thereto, including increasing interest rates, the strengthening U.S. Dollar, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, and increasing energy costs, and including the effect on demand for commercial real estate including office space, levels of new lease activity and renewals, frequency of loan defaults and forbearance, and fluctuations in the mortgage-backed securities market;
•challenges relating to our repositioning of certain aspects of our business to adapt to and better address the needs of our clients in the future as a result of the acceleration of pre-existing long-term social and economic trends, or emergence of new trends resulting from the COVID-19 pandemic, and other legal, cultural and political events and conflicts, and governmental measures taken in response thereto, including changes in the mix of demand for commercial real estate space, including decreased demand for urban office and retail space generally, which may be offset in whole or in part by increased demand for suburban office, data storage, fulfillment, and distribution centers and life sciences facilities, that could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services, including the time and expense related to such repositioning, as well as risks related to our entry into new geographic markets or lines of business;
•the impact of the COVID-19 pandemic, including any successive waves or variants of the virus, the emergence of new viruses, the continued distribution of effective vaccines and governmental and public reactions thereto, and the impact of a return to office for our employees on our operations, as well as the cybersecurity risks of remote working, and our ability to continue providing on-site commercial property management services;
•market conditions, transaction volumes, possible disruptions in transactions, potential deterioration of equity and debt capital markets for commercial real estate and related services, supply chain issues and other factors, and our ability to access the capital markets as needed or on reasonable terms and conditions;
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
•liquidity, regulatory requirements and the impact of credit market events, including the impact of COVID-19 and political events and conflicts and actions taken by governments and businesses in responses thereto on the credit markets and interest rates;
•our relationship and transactions with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, Newmark’s structure, including Newmark Holdings, L.P. (“Newmark Holdings”), which is owned by Newmark, Cantor, Newmark’s employee partners and other partners, and our operating partnership, which is owned jointly by us and Newmark Holdings (which we refer to as “Newmark OpCo” ) any related transactions, conflicts of interest, or litigation, any loans to or from Newmark or Cantor, Newmark Holdings or Newmark OpCo, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, repurchase agreements, joint ventures, and competition for and retention of brokers and other managers and key employees;
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

•market volatility as a result of the effects of COVID-19, global inflation rates, potential downturns including recessions, and similar effects, or other market conditions, which may not be sustainable or predictable in future periods;
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
•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets and government responses, and restrictions on business and commercial activity, uncertainty regarding the nature, timing and consequences of the United Kingdom (“U.K.”)’s exit from the European Union (“EU”) following the withdrawal process, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S. - China trade relations), rising political and other tensions between the U.S. and China, political and civil unrest in the U.S., including demonstrations, riots, boycotts, rising tensions with law enforcement, the impact of elections, or other social and political responses to governmental mandates and other restrictions related to COVID-19 in the U.S. or abroad, political and labor unrest in Hong Kong, China and other jurisdictions, conflict in the Middle East, Russia, Ukraine, or other jurisdictions, the impact of U.S. government shutdowns or impasses, the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents;
•risks inherent in doing business in international markets, and any failure to identify and manage those risks, as well as the impact of Russia's ongoing invasion of Ukraine and additional sanctions and regulations imposed by governments and related counter-sanctions;
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
•the effect on our business of changes in interest rates, changes in benchmarks, including the transition away from LIBOR, the effect on our businesses and revenues of the strengthening U.S. Dollar, the transition to alternative benchmarks such as SOFR, and federal and state legislation relating thereto, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, including those related to COVID-19, increases and decreases in the federal funds interest rate and other actions to moderate inflation, increases or decreases in deficits and the impact of increased government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;

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
•certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage, reduced availability under our various credit facilities, and the need for short or long-term borrowings, including from Cantor, the ability of Newmark to refinance our indebtedness, including in the credit markets, and our ability to satisfy eligibility criteria for government-sponsored loan programs and changes to interest rates and market liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support ongoing business needs on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;
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
•our ability to enter into marketing and strategic alliances, business combinations, attract investors or partners or engage in, restructuring, rebranding or other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on other businesses and financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, the impact of amendments and/or terminations of any strategic arrangements, and the value of any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;
•our estimates or determinations of potential value with respect to various assets or portions of the Company’s business, including with respect to the accuracy of the assumptions or the valuation models or multiples used;
•the impact of near- or off-shoring on our business, including on our ability to manage turnover and hire, train, integrate and retain personnel, including brokerage professionals, salespeople, managers, and other professionals;
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
•the impact of our environmental, social and governance (“ESG”) or “sustainability” ratings on the decisions by clients, investors, potential clients and other parties with respect to our business, investments in us, our borrowing opportunities or the market for and trading price of Newmark Class A common stock or other matters;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$280,468	$191,332
Restricted cash	74,694	75,168
Marketable securities	—	524,569
Loans held for sale, at fair value	849,193	1,072,479
Receivables, net	516,504	569,206
Receivables from related parties	—	8,262
Other current assets (see Note 19)	79,315	83,337
Total current assets	1,800,174	2,524,353
Goodwill	705,199	657,131
Mortgage servicing rights, net	568,680	550,302
Loans, forgivable loans and other receivables from employees and partners, net	478,365	453,345
Right-of-use assets	635,770	606,634
Fixed assets, net	138,121	135,756
Other intangible assets, net	93,169	76,199
Other assets (see Note 19)	195,513	212,481
Total assets	$4,614,991	$5,216,201
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$834,582	$1,050,693
Accrued compensation	385,630	462,533
Accounts payable, accrued expenses and other liabilities (see Note 29)	460,866	528,746
Repurchase agreements and securities loaned	—	140,007
Payables to related parties	11,387	10,762
Total current liabilities	1,692,465	2,192,741
Long-term debt	546,502	545,239
Right-of-use liabilities	612,900	586,069
Other long-term liabilities (see Note 29)	223,904	207,012
Total liabilities	3,075,771	3,531,061
Commitments and contingencies (see Note 31)
Redeemable partnership interests	18,220	20,947
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 198,830,672 and 194,046,885 shares issued at June 30, 2022 and December 31, 2021, respectively, and 160,002,640 and 168,272,371 shares outstanding at June 30, 2022 and December 31, 2021, respectively	1,988	1,940
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at June 30, 2022 and December 31, 2021, convertible into Class A common stock	212	212
Additional paid-in capital	523,504	487,447
Retained earnings	1,121,147	1,079,661
Contingent Class A common stock	1,572	1,572
Treasury stock at cost: 38,828,032 and 25,774,514 shares of Class A common stock at June 30, 2022 and December 31, 2021, respectively	(440,444)	(290,174)
Accumulated other comprehensive loss	(9,116)	(2,731)
Total stockholders’ equity	1,198,863	1,277,927
Noncontrolling interests	322,137	386,266
Total equity	1,521,000	1,664,193
Total liabilities, redeemable partnership interests, and equity	$4,614,991	$5,216,201

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Management services, servicing fees and other	$233,685	$219,509	$466,804	$407,259
Leasing and other commissions	212,825	184,346	411,778	331,779
Investment sales	209,053	142,233	361,167	243,778
Commercial mortgage origination, net	99,788	83,783	193,850	151,035
Total revenues	755,351	629,871	1,433,599	1,133,851
Expenses:
Compensation and employee benefits	426,617	541,397	809,201	830,471
Equity-based compensation and allocations of net income to limited partnership units and FPUs	41,988	267,532	58,886	281,780
Total compensation and employee benefits	468,605	808,929	868,087	1,112,251
Operating, administrative and other	136,629	135,008	274,500	242,183
Fees to related parties	6,748	5,782	13,577	12,032
Depreciation and amortization	38,925	30,868	74,400	51,921
Total operating expenses	650,907	980,587	1,230,564	1,418,387
Other (loss) income, net	(15,303)	1,086,812	(101,304)	1,084,602
Income from operations	89,141	736,096	101,731	800,066
Interest expense, net	(8,923)	(8,723)	(16,793)	(17,536)
Income before income taxes and noncontrolling interests	80,218	727,373	84,938	782,530
Provision for income taxes	18,426	142,182	22,430	152,761
Consolidated net income	61,792	585,191	62,508	629,769
Less: Net income attributable to noncontrolling interests	13,273	145,447	13,627	156,920
Net income available to common stockholders	$48,519	$439,744	$48,881	$472,849
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$48,519	$435,178	$48,881	$466,642
Basic earnings per share	$0.26	$2.35	$0.26	$2.53
Basic weighted-average shares of common stock outstanding	183,948	185,114	186,401	184,190
Fully diluted earnings per share
Net income for fully diluted shares	$63,379	$583,745	$63,448	$626,472
Fully diluted earnings per share	$0.26	$2.13	$0.25	$2.30
Fully diluted weighted-average shares of common stock outstanding	247,985	273,555	250,458	272,303

(1)Includes a reduction for dividends on preferred stock or EPUs in the amount of $4.6 million and $6.2 million for the three and six months ended June 30, 2021, respectively. (see Note 1 — “Organization and Basis of Presentation”).
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated net income	$61,792	$585,191	$62,508	$629,769
Foreign currency translation adjustments	(7,279)	420	(7,591)	(205)
Comprehensive income, net of tax	54,513	585,611	54,917	629,564
Less: Comprehensive income attributable to noncontrolling interests, net of tax	13,273	145,447	13,627	156,920
Comprehensive income available to common stockholders	$41,240	$440,164	$41,290	$472,644

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, April 1, 2022	$1,960	$212	$497,489	$1,572	$(316,708)	$1,078,130	$(2,975)	$358,182	$1,617,862
Consolidated net income	—	—	—	—	—	48,519	—	13,273	61,792
Foreign currency translation adjustments	—	—	—	—	—	—	(6,141)	(1,138)	(7,279)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPU's, 208,276 units	—	—	—	—	—	—	—	863	863
Dividends to common stockholders	—	—	—	—	—	(5,502)	—	—	(5,502)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(33,861)	(33,861)
Grant of exchangeability, redemption and issuance of Class A common stock, 2,715,924 shares	28	—	22,785	—	—	—	—	5,543	28,356
Contributions of capital to and from Cantor for equity-based compensation	—	—	2,675	—	—	—	—	479	3,154
Repurchase of 11,370,647 shares of Class A Common Stock	—	—	—	—	(123,736)	—	—	(21,299)	(145,035)
Restricted stock units compensation	—	—	555	—	—	—	—	95	650
Balance, June 30, 2022	$1,988	$212	$523,504	$1,572	$(440,444)	$1,121,147	$(9,116)	$322,137	$1,521,000

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2022	$1,940	$212	$487,447	$1,572	$(290,174)	$1,079,661	$(2,731)	$386,266	$1,664,193
Consolidated net income	—	—	—	—	—	48,881	—	13,627	62,508
Foreign currency translation adjustments	—	—	—	—	—	—	(6,385)	(1,206)	(7,591)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPU's, 208,276 units	—	—	—	—	—	—	—	863	863
Dividends to common stockholders	—	—	—	—	—	(7,395)	—	—	(7,395)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(59,906)	(59,906)
Grant of exchangeability, redemption and issuance of Class A common stock, 4,783,787 shares	48	—	30,994	—	—	—	—	7,259	38,301
Contributions of capital to and from Cantor for equity-based compensation	—	—	1,089	—	—	—	—	235	1,324
Repurchase of 13,053,518 shares of Class A Common Stock	—	—	—	—	(150,270)	—	—	(25,658)	(175,928)
Restricted stock units compensation	—	—	3,974	—	—	—	—	657	4,631
Balance, June 30, 2022	$1,988	$212	$523,504	$1,572	$(440,444)	$1,121,147	$(9,116)	$322,137	$1,521,000

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, April 1, 2021	$1,695	$212	$364,213	$1,572	$(48,221)	$372,387	$(2,612)	$281,427	$970,673
Consolidated net income	—	—	—	—	—	439,744	—	145,447	585,191
Foreign currency translation adjustments	—	—	—	—	—	—	420	—	420
Dividends to common stockholders	—	—	—	—	—	(1,852)	—	—	(1,852)
Preferred dividend on EPUs	—	—	—	—	—	(4,559)	—	4,559	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	7,238	7,238
Grant of exchangeability, redemption and issuance of Class A common stock, 20,235,634 shares	77	—	119,275	—	—	—	—	71,895	191,247
Contributions of capital to and from Cantor for equity-based compensation	—	—	18,742	—	—	—	—	8,429	27,171
Repurchase of 3,613,098 shares of Class A Common Stock	—	—	—	—	(39,719)	—	—	(6,200)	(45,919)
Restricted stock units compensation	—	—	3,847	—	—	—	—	600	4,447
Redemption of EPU's	—	—	—	—	—	—	—	(167,396)	(167,396)
Balance, June 30, 2021	$1,772	$212	$506,077	$1,572	$(87,940)	$805,720	$(2,192)	$345,999	$1,571,220

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2021	$1,676	$212	$351,450	$1,572	$(40,531)	$342,764	$(2,094)	$266,098	$921,147
Consolidated net income	—	—	—	—	—	472,849	—	156,920	629,769
Foreign currency translation adjustments	—	—	—	—	—	—	(98)	(107)	(205)
Cantor purchase of Cantor units from Newmark upon redemption of FPU's, 1,008,731 units	—	—	—	—	—	—	—	4,025	4,025
Dividends to common stockholders	—	—	—	—	—	(3,693)	—	—	(3,693)
Preferred dividend on EPUs	—	—	—	—	—	(6,200)	—	6,200	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	3,225	3,225
Grant of exchangeability, redemption and issuance of Class A common stock, 2,827,773,905 shares	96	—	130,743	—	—	—	—	74,978	205,817
Contributions of capital to and from Cantor for equity-based compensation	—	—	17,980	—	—	—	—	8,310	26,290
Repurchase of 4,492,341 shares of Class A Common Stock	—	—	—	—	(47,409)	—	—	(7,793)	(55,202)
Restricted stock units compensation	—	—	5,904	—	—	—	—	1,539	7,443
Redemption of EPU's	—	—	—	—	—	—	—	(167,396)	(167,396)
Balance, June 30, 2021	$1,772	$212	$506,077	$1,572	$(87,940)	$805,720	$(2,192)	$345,999	$1,571,220

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dividends declared per share of common stock	$0.03	$0.01	$0.06	$0.02
Dividends declared and paid per share of common stock	$0.03	$0.01	$0.04	$0.02
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$62,508	$629,769
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on originated mortgage servicing rights	(71,626)	(70,574)
Depreciation and amortization	74,400	51,921
Nasdaq earn-out recognition	—	(1,108,012)
Provision/(reversals) for/of credit losses on the financial guarantee liability	(89)	(6,349)
Provision for doubtful accounts	4,631	4,064
Equity-based compensation and allocation of net income to limited partnership units and FPUs	58,886	296,073
Employee loan amortization	39,565	36,777
Deferred tax (benefit) provision	(94)	1,084
Non-cash changes in acquisition related earn-outs	—	752
Unrealized (gains) on loans held for sale	(11,827)	(5,821)
Realized loss (gain) on marketable securities	7,470	(4,643)
Unrealized loss (gain) on marketable securities	80,130	16,640
Unrealized loss (gains) on non-marketable investments	13,945	(2,531)
Change in valuation of derivative asset	1,400	12,404
Loan originations—loans held for sale	(3,811,260)	(3,283,534)
Loan sales—loans held for sale	4,046,373	3,960,169
Other	1,297	1,775
Consolidated net income, adjusted for non-cash and non-operating items	495,709	529,964
Changes in operating assets and liabilities:
Receivables, net	50,056	(31,230)
Loans, forgivable loans and other receivables from employees and partners	(64,586)	(33,697)
Right of use asset	(24,830)	20,638
Receivable from related parties	8,262	—
Other assets	12,711	82,935
Accrued compensation	(97,142)	118,936
Right of use liability	27,800	(21,160)
Accounts payable, accrued expenses and other liabilities	(65,294)	123,425
Payables to related parties	(3,652)	(4,669)
Net cash provided by operating activities	339,034	785,142
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(64,247)	(43,529)
Proceeds from the sale of marketable securities	437,820	35,412
Purchase of non-marketable investments	(2,723)	—
Purchases of fixed assets	(17,529)	(6,103)
Net cash provided by investing activities	353,321	(14,220)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	3,811,260	3,283,534
Principal payments on warehouse facilities	(4,027,371)	(3,934,565)
Proceeds from the sale of limited partnership interests	—	4,025
Borrowing of debt	—	55,000
Repayment of debt	—	(55,000)
Repurchase agreements and securities loaned	(140,007)	(33,278)
Redemption and repurchase of limited partnership interests	—	(2,321)
Treasury stock repurchases	(175,928)	(55,202)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(58,712)	(11,374)
Dividends to stockholders	(7,395)	(3,693)
Payments on acquisition earn-outs	(2,131)	(38,350)
Deferred financing costs	(3,409)	(450)
Net cash used in financing activities	(603,693)	(791,674)
Net increase in cash and cash equivalents and restricted cash	88,662	(20,752)
Cash and cash equivalents and restricted cash at beginning of period	266,500	258,399
Cash and cash equivalents and restricted cash at end of period	$355,162	$237,647

	Six Months Ended June 30,
Supplemental disclosures of cash flow information:	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,308	$18,670
Taxes	$68,488	$23,444
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$82,019	$252,163

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

Nasdaq Monetization Transactions
On June 28, 2013, BGC Partners, Inc. ("BGC") had sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc. ("Nasdaq"). The total consideration received in the transaction included $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 shares of Nasdaq shares to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year (the “Nasdaq Earn-out”). The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. From September of 2017 through March 31, 2022, Newmark received 10.2 million shares of Nasdaq. Over this period, Newmark sold 7.6 million shares of Nasdaq and delivered 2.6 million shares of Nasdaq to RBC, and recognized $1,474.2 million of realized gains and dividend income. Newmark did not hold any Nasdaq shares as of June 30, 2022. See below for further discussion and Note 7 — “Marketable Securities” for additional information.

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

Acceleration of Nasdaq Earn-out
On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021 included in “Other (loss) income, net” for the three months ended June 30, 2021. Newmark has no remaining Nasdaq shares as of June 30, 2022.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the third and the fourth Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021. Newmark had no remaining Nasdaq Forward contracts as of June 30, 2022.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The guidance is designed to provide relief from the accounting analysis and impacts that may otherwise be required for modifications to agreements (e.g., loans, debt securities, derivatives, and borrowings) necessitated by reference rate reform as entities transition away from LIBOR and other interbank offered rates to alternative reference rates. This ASU also provides optional expedients to enable companies to continue to apply hedge accounting to certain hedging relationships impacted by reference rate reform. Application of the guidance is optional and only available in certain situations. The ASU is effective upon issuance and generally can be applied through December 31, 2022. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this standard are elective and principally apply to entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform (referred to as the “discounting transition”). The standard expands the scope of ASC 848, Reference Rate Reform and allows entities to elect optional expedients to derivative contracts impacted by the discounting transition. Similar to ASU No. 2020-04, provisions of this ASU are effective upon issuance and generally can be applied through December 31, 2022. During the first quarter of 2022, Newmark elected to apply the practical expedients to modifications of qualifying contracts as continuation of the existing contract rather than as a new contract. The adoption of the new guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements. Management will continue to evaluate the impacts of reference rate reform through December 31, 2022.

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

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The standard requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model. The guidance is aimed at increasing transparency about government assistance transactions that are not in the scope of other U.S. GAAP guidance. The ASU requires disclosure of the nature and significant terms and considerations of the transactions, the accounting policies used and the effects of those transactions on an entity’s financial statements. The new standard will become effective for the Newmark’s financial statements issued for annual reporting periods beginning on January 1, 2022, can be applied prospectively or retrospectively, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying unaudited condensed consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the contribution ratio (as hereafter defined), which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of June 30, 2022, the exchange ratio equaled 0.9393.

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

Exchangeable Preferred Limited Partnership Units
The EPUs were issued in four tranches and are separately convertible by either RBC or Newmark into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the four tranches, respectively. As the EPUs represent equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the unaudited condensed consolidated statements of changes in equity. The EPUs are entitled to a preferred payable-in-kind dividend, which is recorded as accretion to the carrying amount of the EPUs through retained earnings on the accompanying unaudited condensed consolidated statements of changes in equity and are reductions to “Net income available to common stockholders” for the purpose of calculating earnings per share. (See Note 1 — “Organization and Basis of Presentation” for additional information). As of June 30, 2022, there were no EPUs outstanding.

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued Compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of June 30, 2022 are exchangeable for 24.7 million shares of Newmark Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the exchange ratio at that time. As of June 30, 2022, the exchange ratio equaled 0.9393.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies,” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no significant changes made to Newmark’s significant accounting policies during the three and six months ended June 30, 2022.

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

Financial guarantee liability:
Newmark's adoption of ASC 326 impacted the expected credit loss reserving methodology for the financial guarantee liability provided to Fannie Mae under the Delegated Underwriting and Servicing (“DUS”) Program and Freddie Mac’s Targeted Affordable Housing Program “TAH”). The expected credit loss is modeled based on Newmark's historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the three and six months ended June 30, 2022, there was a reduction in the CECL related provision of $0.3 million and $0.1 million, respectively. During the three and six months ended June 30, 2021, there was a reduction in the CECL related provision of $4.7 million and $6.3 million, respectively. As of June 30, 2022 and December 31, 2021, respectively, the balance of the financial guarantee liabilities was $25.9 million and $26.0 million, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the three and six months ended June 30, 2022, there was an increase in the CECL related provision of $0.8 million and $4.6 million, respectively. During the three and six months ended June 30, 2021, there was an increase in the CECL related provision of $2.9 million and $4.1 million, respectively. The balance of the reserve was $20.7 million and $16.7 million, respectively, as of June 30, 2022 and December 31, 2021 and is included in "Receivables, net" on the accompanying unaudited condensed consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of June 30, 2022 and December 31, 2021, the balance of this reserve was $3.8 million, and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets.

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

Reclassifications:
The Company has made reclassifications to prior period balances to conform to current period presentation. These reclassifications had no effect on the reported results of operations. Beginning with the period ended March 31, 2022, the Company adjusted the revenue presentation in the unaudited condensed consolidated Statement of Operations. "Gains from mortgage banking activities/origination, net" has been combined with mortgage brokerage and debt placement revenues as "Commercial mortgage origination, net", while "Investment sales" is a stand-alone line-item. For the three and six months ended June 30, 2021, $42.5 million and $62.4 million, respectively, was reclassified from "Commissions" to "Commercial mortgage origination, net."

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Management services, servicing fees and other	$233,685	$219,509	$466,804	$407,259
Leasing and other commissions	212,825	184,346	411,778	331,779
Investment sales	209,053	142,233	361,167	243,778
Commercial mortgage origination, net	99,788	83,783	193,850	151,035
Revenues	$755,351	$629,871	$1,433,599	$1,133,851

(4)    Acquisitions

On April 1, 2022, Newmark completed the acquisitions of two companies; BH2, a London-based real estate advisory firm, and McCall & Almy, a multi-market tenant representation and real estate advisory firm.

On May 3, 2022, Newmark completed the acquisition of Open Realty Advisors and Open Realty Properties, which together operate as “Open Realty”, a retail real estate advisory firm.

For the six months ended June 30, 2022, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Purchase Price
Contingent Consideration	12,195
Cash and stock issued at closing	65,533
Total	$77,728

Allocations
Cash	$1,286
Goodwill	50,997

Other intangible assets, net	24,444
Receivables, net	1,984
Other assets	290
Right-of-use Assets	4,305
Right-of-use Liabilities	(4,305)
Accrued Compensation	(1,190)
Accounts payable, accrued expenses and other liabilities	(83)
Total	$77,728

The total consideration for the acquisitions during the six months ended June 30, 2022, was $77.7 million in total fair value, comprising cash of $65.5 million and an assumed liability of $12.2 million. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $51.0 million, of which approximately $39.4 million is deductible by Newmark for tax purposes.

These acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquisitions have been included on the accompanying unaudited condensed consolidated financial statements subsequent to the respective dates of acquisition, which in aggregate contributed $4.5 million to Newmark’s revenues for the six months ended June 30, 2022.

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

As of June 30, 2022, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisitions which occurred in 2021. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Purchase Price
First and second lien debt	39,584
Debtor-in-possession financing	19,788
Assumed liability	6,574
Cash and stock issued at closing	44,492
Total	$110,438

Allocations
Cash	$21,641
Goodwill	97,639
Other intangible assets, net	41,332
Receivables, net	7,478
Fixed Assets, net	40,605
Other assets	62,710

Right-of-use Assets	434,315
Right-of-use Liabilities	(434,315)
Accrued Compensation	(2,076)
Accounts payable, accrued expenses and other liabilities	(103,771)
Unrealized gain on investment	(27,825)
Initial investment (recorded at cost)	(13,832)
Non-controlling interest	(13,463)
Total	$110,438

The total consideration for the acquisitions during the year ended December 31, 2021, was $110.4 million in total fair value, comprising of the extinguishment of first and second lien debt of $39.6 million, debtor-in-possession financing of $19.8 million, an assumed liability of $6.6 million, and $41.5 million in cash and $3.0 million of restricted Class A common stock. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $97.6 million, of which approximately $78.3 million is deductible by Newmark for tax purposes.

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings per share:
Net income available to common stockholders (1)	$48,519	$435,178	$48,881	$466,642
Basic weighted-average shares of common stock outstanding	183,948	185,114	186,401	184,190
Basic earnings per share	$0.26	$2.35	$0.26	$2.53
(1)Includes a reduction for dividends on preferred stock or EPUs in the amount of $4.6 million and $6.2 million for the three and six months ended June 30, 2021, respectively.(see Note 1 — “Organization and Basis of Presentation”).

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fully diluted earnings per share:
Net income available to common stockholders	$48,519	$435,178	$48,881	$466,642
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	14,860	148,567	14,567	159,830
Net income for fully diluted shares	$63,379	$583,745	$63,448	$626,472
Weighted-average shares:
Common stock outstanding	183,948	185,114	186,401	184,190
Partnership units (1)	58,917	83,122	57,576	83,336
RSUs (Treasury stock method)	3,067	4,149	4,475	3,582
Newmark exchange shares	2,053	1,170	2,006	1,195
Fully diluted weighted-average shares of common stock outstanding	247,985	273,555	250,458	272,303
Fully diluted earnings per share	$0.26	$2.13	$0.25	$2.30
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor and BGC units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three and six months ended June 30, 2022, 0.6 million and 0.8 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the three and six months ended June 30, 2021, 0.1 million and 1.0 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Redemptions

As of June 30, 2022, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares outstanding at beginning of period	168,557,363	163,113,922	168,272,371	161,175,894
Share issuances:
LPU redemption/exchange (1)	2,395,043	1,140,363	3,329,911	2,992,165
Issuance of Class A common stock for Newmark RSUs	369,567	278,139	1,389,041	1,243,608
Other	51,314	18,817,132	64,835	18,817,132
Treasury stock repurchases	(11,370,647)	(3,613,098)	(13,053,518)	(4,492,341)
Shares outstanding at end of period	160,002,640	179,736,458	160,002,640	179,736,458
(1)Because they were included in the Newmark’s fully diluted share count, if dilutive, any exchange of LPUs into Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of June 30, 2022 and December 31, 2021, there were 21.3 million shares of Newmark Class B common stock outstanding.

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

From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three and six months ended June 30, 2022, Newmark repurchased 11,370,647 and 13,053,518 shares of Class A common stock, respectively, at an average price of $12.76 and $13.47, respectively. As of June 30, 2022, Newmark had $252.2 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's unit redemptions and share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares of Newmark's Class A common stock. The gross unit redemptions and share repurchases of Newmark's Class A common stock during the six months ended June 30, 2022 were as follows (in thousands except units, shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2022 - March 31, 2022	1,682,871	$18.35
April 2022	6,025,762	$13.96
May 2022	4,544,224	$11.82
June 2022	800,661	$9.03
Total Repurchases	13,053,518	$13.47	$252,192

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	June 30, 2022	December 31, 2021
Balance at beginning of period:	$20,947	$20,045
Income allocation	1,230	4,532
Distributions of income	(3,260)	(1,215)
Redemptions	—	(2,169)
Issuance and other	(697)	(246)
Balance at end of period	$18,220	$20,947

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

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021, and retained 5,278,011 Nasdaq shares. Newmark had no remaining Nasdaq Forward contracts as of June 30, 2022.

Newmark sold 2,780,180 shares of Nasdaq during the third and fourth quarter of 2021, and during the three months ended March 31, 2022, Newmark sold all of its remaining 2,497,831 shares of Nasdaq. The gross proceeds of the Nasdaq shares sold was $437.8 million for the six months ended June 30, 2022. Newmark recorded realized losses on the mark-to-market of these securities of $7.5 million for the six months ended June 30, 2022. Newmark recorded unrealized loss on the mark-to-market of these securities of $80.1 million for the six months ended June 30, 2022. During the three and six months ended June 30, 2021, Newmark sold 27,134 and 250,742 of the Nasdaq shares. The gross proceeds of the Nasdaq shares sold were $3.8 million and $35.4 million for the three and six months ended June 30, 2021, respectively. Newmark recorded realized gains on the mark-to-market of these securities of $0.7 million and $4.6 million for the three and six months ended June 30, 2021, respectively. Newmark recorded unrealized gains losses on the mark-to-market of these securities of $14.8 million and $16.6 million for the three and six months ended June 30, 2021, respectively. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2022, Newmark had no marketable securities on the accompanying unaudited condensed consolidated balance sheets.

As of December 31, 2021, Newmark had $524.6 million, included in “Marketable securities” on the accompanying unaudited condensed consolidated balance sheets (see Note 20 — “Collateralized Transactions”).

On August 2, 2021, a subsidiary of Newmark, Newmark OpCo, entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with CF Secured, LLC (“CF Secured”), an affiliate of Cantor, pursuant to which Newmark could seek, from time-to-time, to execute short-term secured financing transactions. The Company, under the Repurchase Agreement, could seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, under the Repurchase Agreement, and agreed to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest. Pursuant to the Repurchase Agreement, as of December 31, 2021 the Company had 866,791 Nasdaq shares pledged in the amount of $182.0 million, against which Newmark received $140.0 million. The $140.0 million amount received from CF Secured is included in "Repurchase agreements and securities loaned" on the accompanying unaudited condensed consolidated balance sheets (see Note 20 — "Repurchase Agreements and Securities Loaned" and Note 27 — “Related Party Transactions”). As of June 30, 2022, Newmark had no shares pledged.

(8)    Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. Newmark recognized equity (loss) income of $0.0 million and $(1.0) million for the three months ended June 30, 2022 and 2021, respectively and $0.0 million and $0.0 million for the six months ended June 30, 2022 and 2021, respectively. Equity (loss) income are included in "Other income, net" on the accompanying unaudited condensed consolidated statements of operations. Newmark did not receive any distributions for the three and six months ended June 30, 2022 and 2021, respectively. The carrying value of these investments were $88.3 million as of both June 30, 2022 and December 31, 2021, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. See Note 27 - "Related Party Transactions - CF Real Estate Finance Holdings, L.P." for further information.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies (see Note 4 — “Acquisitions”).

For the three and six months ended June 30, 2022, respectively, Newmark recorded unrealized losses related to these investments of $15.5 million and $13.9 million. Newmark recorded gains of $2.5 million relating to these investments for the three and six months ended June 30, 2021. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. The carrying value of these investments were $8.8 million and $20.0 million as of June 30, 2022 and December 31, 2021, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

(9)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of June 30, 2022 and December 31, 2021, Newmark had met all capital requirements. As of June 30, 2022 and December 31, 2021, the most restrictive capital requirement was the net worth requirement of the Federal National Mortgage Association (“Fannie Mae”). Newmark exceeded the minimum requirement by $411.1 million and $400.5 million, respectively.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) allow Newmark to service loans under TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of June 30, 2022 and December 31, 2021, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $1.2 million and $0.9 million as of June 30, 2022 and December 31, 2021, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	June 30, 2022	December 31, 2021
Cost Basis	$837,366	$1,051,220
Fair Value	849,193	1,072,479

As of June 30, 2022 and December 31, 2021, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of June 30, 2022 and December 31, 2021, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income on loans held for sale	$5,162	$2,953	$10,106	$7,934
Gains (loss) recognized on change in fair value on loans held for sale	10,862	1,786	11,827	5,821

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	June 30, 2022			December 31, 2021
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$3,717	$9,108	$140,706	$3,956	$2,836	$174,787
Forward sale contracts	15,643	6,119	978,072	4,544	2,180	1,226,007
Total	$19,360	$15,227	$1,118,778	$8,500	$5,016	$1,400,794
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Commercial mortgage origination, net” on the accompanying unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $(1.1) million and $1.1 million of expenses for the three months ended June 30, 2022 and 2021, respectively, and $0.2 million and $2.2 million of expenses for the six months ended June 30, 2022 and 2021, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gain (loss) recognized in income for derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Derivatives not designed as hedging instruments:
Nasdaq Forwards	Other income (loss), net	$—	$(6,802)	$—	$(12,404)
Rate lock commitments	Commercial mortgage origination, net	(2,198)	15,149	(5,167)	19,843
Rate lock commitments	Compensation and employee benefits	1,123	(1,060)	(224)	(2,177)
Forward sale contracts	Commercial mortgage origination, net	(11,992)	(10,061)	9,524	(7,304)
Total		$(13,067)	$(2,774)	$4,133	$(2,042)

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the “Accounts payable, accrued expenses and other liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

(12)    Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability

Newmark was a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provided Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss-sharing (see Note 23 — “Financial Guarantee Liability”) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman also reimbursed Newmark for any losses incurred due to violation of underwriting and servicing agreements that occurred prior to March 9, 2012. In accordance within the terms of the CEA, Newmark paid all amounts due to the DB Entities on March 23, 2021 fulfilling the Company's obligations under the agreement. For the three and six months ended June 30, 2022 and 2021, there were no reimbursements under the CEA.

Newmark's servicing portfolio consisted of the following loss-sharing components (in thousands):

	June 30, 2022	December 31, 2021
Total credit risk loan portfolio	$26,725,990	$25,764,721

Maximum pre-credit enhancement loss exposure	$8,108,893	$7,785,850
Maximum DB Cayman credit protection	—	—
Maximum loss exposure without any form of credit protection	$8,108,893	$7,785,850

Credit enhancement receivable

As of June 30, 2022 and December 31, 2021, there were no credit enhancement receivables.

Credit enhancement deposit
The CEA required the DB Entities to deposit $25.0 million into Newmark’s Fannie Mae restricted liquidity account (see Note 9 — “Capital and Liquidity Requirements”). On March 23, 2021, Newmark returned the credit enhancement deposit of $25.0 million to the DB Entities.

Contingent liability
Under the CEA, Newmark was required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25.0 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. On March 23, 2021, Newmark paid DB Cayman the entire outstanding amount. As of June 30, 2022 and December 31, 2021, there was no contingent liability.

(13)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues from contracts with customers:
Leasing and other commissions	$212,825	$184,346	$411,778	$331,779
Investment sales	209,053	142,233	361,167	243,778
Mortgage brokerage and debt placement	50,326	42,522	96,615	62,380
Management services	181,329	179,414	366,389	325,980
Total	653,533	548,515	1,235,949	963,917
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	31,499	25,815	60,971	54,532
Loan originations related fees and sales premiums, net	17,963	15,446	36,264	34,123
Servicing fees and other	52,356	40,095	100,415	81,279
Total	$755,351	$629,871	$1,433,599	$1,133,851
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at June 30, 2022 and December 31, 2021 was $3.3 million and $3.7 million, respectively. During the six months ended June 30, 2022 and 2021, Newmark recognized revenue of $1.8 million and $1.5 million, respectively, that was recorded as deferred revenue at the beginning of the period.

For Knotel and Deskeo, the aggregate amount of the transaction price allocated to the Company’s remaining performance obligations that represent contracted customer revenues that have not yet been recognized as revenue as of June 30, 2022, that will be recognized as revenue in future periods over the life of the customer contracts, in accordance with ASC 606, is approximately $199.5 million. Over half of the remaining performance obligation as of June 30, 2022 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years at June 30, 2022 are as follows (in thousands):

2022	$61,579
2023	80,626
2024	35,454
2025	12,119
2026	5,116
Thereafter	4,640
Total	$199,534

(14)    Commercial Mortgage Origination, Net

Commercial mortgage origination, net consists of the following activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fair value of expected net future cash flows from servicing recognized at commitment, net	$31,499	$25,815	$60,971	$54,532
Loan originations related fees and sales premiums, net	17,963	15,446	36,264	34,123
Mortgage brokerage and debt placement	50,326	42,523	96,615	62,381
Total	$99,788	$83,784	$193,850	$151,036

(15)     Mortgage Servicing Rights, Net

    The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Servicing Rights	2022	2021	2022	2021
Beginning Balance	$571,581	$550,251	$563,488	$528,983
Additions	35,426	22,436	71,626	70,574
Amortization	(29,059)	(27,962)	(57,166)	(54,832)
Ending Balance	$577,948	$544,725	$577,948	$544,725

Valuation Allowance
Beginning Balance	$(11,986)	$(23,006)	$(13,186)	$(34,254)
Decrease (increase)	2,718	4,687	3,918	15,935
Ending Balance	$(9,268)	$(18,319)	$(9,268)	$(18,319)
Net Balance	$568,680	$526,406	$568,680	$526,406

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Servicing fees	$37,089	$34,414	$73,034	$67,090
Escrow interest and placement fees	2,389	1,080	3,406	2,051
Ancillary fees	7,482	1,132	13,156	3,819
Total	$46,960	$36,626	$89,596	$72,960

 Newmark’s primary servicing portfolio at June 30, 2022 and December 31, 2021 was $69.5 billion and $68.4 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $1.8 billion and $2.0 billion at June 30, 2022 and December 31, 2021, respectively.

The estimated fair value of the MSRs at June 30, 2022 and December 31, 2021 was $661.5 million and $608.0 million, respectively.

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

The discount rates used in measuring fair value for the six months ended June 30, 2022 and year ended December 31, 2021 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $18.9 million and $36.9 million, respectively, at June 30, 2022 and by $18.0 million and $35.1 million, respectively, at December 31, 2021.

(16)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2021	$560,332
Acquisitions	97,168
Measurement period adjustments	(369)
Balance, December 31, 2021	657,131
Acquisitions	50,997
Measurement period adjustments	(2,929)
Balance, June 30, 2022	$705,199

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2021, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	June 30, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,826	(7,090)	5,736	2.9
Non-contractual customers	30,131	(13,921)	16,210	9.0
License agreements	4,981	(4,981)	—	0.0
Non-compete agreements	10,070	(4,477)	5,593	3.4
Contractual customers	52,313	(6,909)	45,404	6.6
Other	6,609	(3,123)	3,486	12.0
Total	$133,670	$(40,501)	$93,169	6.5

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,765	(6,021)	6,744	3.7
Non-contractual customers	30,131	(12,815)	17,316	9.4
License agreements	4,981	(4,981)	—	0.0
Non-compete agreements	6,558	(3,898)	2,660	3.5
Contractual customers	33,731	(3,822)	29,909	7.0
Other	4,552	(1,722)	2,830	5.3
Total	$109,458	$(33,259)	$76,199	7.1

Intangible amortization expense for the three months ended June 30, 2022 and 2021 was $4.8 million and $2.4 million, respectively, and $7.4 million and $4.1 million for the six months ended June 30, 2022 and 2021, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

    The estimated future amortization of definite life intangible assets as of June 30, 2022 was as follows (in thousands):

2022	$7,658
2023	15,127
2024	14,470
2025	12,742
2026	8,826
Thereafter	17,606
Total	$76,429

(17)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements, furniture and fixtures, and other fixed assets	$183,905	$184,704
Software, including software development costs	45,718	32,851
Computer and communications equipment	28,417	27,382
Total, cost	258,040	244,937
Accumulated depreciation and amortization	(119,919)	(109,181)
Total, net	$138,121	$135,756

Depreciation expense for the three months ended June 30, 2022 and 2021 was $8.5 million and $5.8 million, respectively, and $15.2 million and $10.1 million for the six months ended June 30, 2022 and 2021, respectively. Newmark did not record impairment for the three and six months ended June 30, 2022 and 2021, respectively.

Capitalized software development costs for the three months ended June 30, 2022 and 2021 was $0.7 million and $0.0 million, respectively, and $1.1 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. Amortization of software development costs totaled $0.4 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively and $0.7 million and $0.6 million for the six months ended June 30, 2022 and 2021, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

(18)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from 1 to 16 years, some of which include options to extend the leases in 5 to 10 years increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply the judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of June 30, 2022.

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

Operating lease costs were $31.3 million and $21.3 million for the three months ended June 30, 2022 and 2021, respectively, and $56.7 million and $33.1 million for the six months ended June 30, 2022 and 2021, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the six months ended June 30, 2022 and 2021, included payments of $52.9 million and $33.2 million for operating lease liabilities, respectively. As of June 30, 2022 and December 31, 2021, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three and six months ended June 30, 2022 and 2021, respectively, Newmark had short-term lease expense of $0.3 million and $0.7 million, respectively, and $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2022 and 2021, respectively, Newmark had sublease income of $0.2 million and $0.2 million, respectively, and $0.2 million and $0.6 million, respectively.

The weighted-average discount rate as of June 30, 2022 and December 31, 2021 was 4.13% and 3.95% and the remaining weighted-average lease term was 7.3 years and 7.4 years, respectively.

As of June 30, 2022 and December 31, 2021, Newmark had operating lease Right-of-use assets of $635.8 million and $606.6 million, respectively, and operating lease Right-of-use liabilities of $87.2 million and $82.0 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $612.9 million and $586.1 million, respectively, recorded in “Right-of-use liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended June 30, 2022 and 2021, were $35.4 million and $21.3 million, respectively, and $72.1 million and $33.2 million for the six months ended June 30, 2022 and 2021, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2032. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements were as follows (in thousands):

	June 30, 2022	December 31, 2021
2022	$85,433	$113,822
2023	120,513	112,840
2024	115,867	106,038
2025	110,470	101,211
2026	105,054	96,493
Thereafter	319,210	274,764
Total lease payments	856,547	805,168
Less: Interest	156,411	137,141
Present value of lease liability	$700,136	$668,027

(19)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Derivative assets	$19,360	$8,501
Prepaid expenses	38,508	36,422
Other taxes	—	17,383
Rent and other deposits	19,256	20,471
Other	2,191	560
Total	$79,315	$83,337

Other assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Deferred tax assets	$70,285	$70,191
Equity method investment	88,308	88,308
Non-marketable investments	8,796	20,017
Other	28,124	33,965
Total	$195,513	$212,481

(20)    Repurchase Agreements and Securities Loaned

Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchase, including accrued interest. As of December 31, 2021, Newmark had securities loaned with Cantor of $140.0 million. The market value of the securities loaned was $182.0 million as of December 31, 2021. The cash collateral received from Cantor bore an interest rate of 0.95% as of December 31, 2021. As of June 30, 2022, there were no repurchase agreements and securities loaned on the accompanying unaudited condensed consolidated balance sheet.

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

Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at June 30, 2022	Balance at December 31, 2021	Stated Spread to One-Month LIBOR/SOFR(2)	Rate Type
Warehouse facility due June 14, 2023 (1)	$450,000	$—	$—	$243,659	135 bps	Variable
Warehouse facility due June 14, 2023 (1)	—	300,000	—	135,601	135 bps	Variable
Warehouse facility due October 7 2022	600,000	—	275,008	384,571	130 bps	Variable
Warehouse facility due September 25, 2022	400,000	—	371,932	193,091	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	187,642	93,771	115 bps	Variable
Total	$1,450,000	$700,000	$834,582	$1,050,693
(1)The warehouse line established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month SOFR plus 190 bps. There were no outstanding draws under this sublimit as of June 30, 2022.
(2)The spread for the warehouse line due June 14, 2023 and the Fannie Mae repurchase agreement is to SOFR. The other warehouse facilities are to LIBOR.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of June 30, 2022 and December 31, 2021, respectively.

The borrowing rates on the warehouse facilities are based on short-term LIBOR or SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
6.125% Senior Notes	$546,502	$545,239
Credit Facility	—	—
Total	$546,502	$545,239
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

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal balance	$550,000	$550,000
Less: debt issue cost	1,762	2,404
Less: debt discount	1,736	2,357
Total	$546,502	$545,239

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$8,735	$8,715	$17,464	$17,426
Debt issue cost amortization	321	321	642	642
Debt discount amortization	313	293	621	582
Total	$9,369	$9,329	$18,727	$18,650

Debt Repurchase Program
On June 16, 2020, the Newmark Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by Newmark of up to $50.0 million of Newmark’s 6.125% Senior Notes and any future debt securities issued by the Company.

As of June 30, 2022, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

As of June 30, 2021, borrowings under the Credit Facility carried an interest rate of 1.84%, with a weighted-average interest rate of 1.86%. As of June 30, 2022, there were no borrowings under the Credit Facility. Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest (expense) income, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$—	$609	$—	$1,191
Debt issue cost amortization	—	275	—	550
Unused facility fee	334	206	634	419
Total	$334	$1,090	$634	$2,160

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

At June 30, 2022, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $26.7 billion with a maximum potential loss of $8.1 billion. At December 31, 2021, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $25.8 billion with a maximum potential loss of approximately $7.8 billion. As of June 30, 2022 and December 31, 2021, there were no loans covered by the Credit Enhancement Agreement.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts in economic conditions and local market performance. During the three and six months ended June 30, 2022, there was a decrease to the reserve by $0.3 million and $0.1 million, respectively. For the three and six months ended June 30, 2021, there was a decrease to the reserve of $4.7 million and $6.3 million, respectively. A loan is considered to be delinquent once it is 60 days past due. As of June 30, 2022, there was one loan in foreclosure with an outstanding principal balance of $22.8 million, with a maximum loss exposure of $7.6 million. Proceeds from the liquidation of the assets are estimated to be approximately $20.0 million based on current estimates of fair value. Newmark’s share of the loss would approximate $0.7 million. As of December 31, 2021, there were two loans in the credit risk portfolio with outstanding principal balances of $33.6 million, with a maximum loss exposure of $11.2 million, that were delinquent. If all two delinquent loans resulted in a loss event, proceeds from the liquidation of the assets are estimated to be approximately $28.4 million based on estimates of fair value at December 31, 2021. Newmark's share of the loss would approximate $2.3 million. As of June 30, 2022 and December 31, 2021, no actual losses were incurred.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2021	$29,581
Provision for expected credit losses	(3,592)
Balance, December 31, 2021	25,989
Provision for expected credit losses	(89)
Balance, June 30, 2022	$25,900

(24)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 23 — “Financial Guarantee Liability”). As of June 30, 2022, 21% and 12% of $8.1 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2021, 20% and 13% of $7.8 billion of the maximum loss was for properties located in California and Texas, respectively.

(25)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.1 billion and $2.3 billion, as of June 30, 2022 and December 31, 2021, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Loans held for sale, at fair value	—	849,193	—	849,193
Rate lock commitments	—	—	3,717	3,717
Forward sale contracts	—	—	15,643	15,643
Total	$—	$849,193	$19,360	$868,553
Liabilities:
Contingent consideration	—	—	20,079	20,079
Rate lock commitments	—	—	9,108	9,108
Forward sale contracts	—	—	6,119	6,119
Total	$—	$—	$35,306	$35,306

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$524,569	$—	$—	$524,569
Loans held for sale, at fair value	—	1,072,479	—	1,072,479
Debt securities	—	—	—	—
Rate lock commitments	—	—	3,957	3,957
Forward sale contracts	—	—	4,544	4,544
Total	$524,569	$1,072,479	$8,501	$1,605,549
Liabilities:
Contingent consideration	$—	$—	$12,338	$12,338
Rate lock commitments	—	—	2,836	2,836
Forwards sale contracts	—	—	2,180	2,180
Total	$—	$—	$17,354	$17,354

There were no transfers among Level 1, Level 2 and Level 3 for the three and six months ended June 30, 2022 and 2021, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 Nasdaq Forwards, rate lock commitments, forward sale contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of June 30, 2022
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,957	$3,717	$—	$(3,957)	$3,717	$3,717
Forward sale contracts	4,544	15,643	—	(4,544)	15,643	15,643
Total	$8,501	$19,360	$—	$(8,501)	$19,360	$19,360

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$12,338	$547	$12,195	$(5,001)	$20,079	$20,079
Rate lock commitments	2,836	9,108	—	(2,836)	9,108	9,108
Forward sale contracts	2,180	6,119	—	(2,180)	6,119	6,119
Total	$17,354	$15,774	$12,195	$(10,017)	$35,306	$35,306

	As of December 31, 2021
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$21,034	$3,957	$—	$(21,034)	$3,957	$3,957
Forward sale contracts	7,632	4,544	—	(7,632)	4,544	4,544
Nasdaq Forwards	12,822	(12,822)	—	—	—	—
Total	$41,488	$(4,321)	$—	$(28,666)	$8,501	$8,501

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Issuances	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$31,481	$(1,351)	$—	$(17,792)	$12,338	$12,338
Rate lock commitments	2,977	2,836	—	(2,977)	2,836	2,836
Forward sale contracts	14,971	2,180	—	(14,971)	2,180	2,180
Total	$49,429	$3,665	$—	$(35,740)	$17,354	$17,354

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

June 30, 2022
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$20,079	Discount rate	4.0% - 11.8%	(1)	8.7%
			Probability of meeting earnout and contingencies	75.0%- 99.0%	(1)	94.9%

Derivative assets and liabilities:
Forward sale contracts	$15,643	$6,119	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,717	$9,108	Counterparty credit risk	N/A		N/A

December 31, 2021
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$12,338	Discount rate	4.0% - 10.2%	(1)	8.1%
			Probability of meeting earnout and contingencies	75.0% - 99.0%	(1)	91.6%

Derivative assets and liabilities:
Forward sale contracts	$4,544	$2,180	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,957	$2,836	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of June 30, 2022 and December 31, 2021 was based on the acquired business’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and forecasted financial information. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the forecasted financial information would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2022 and December 31, 2021, the present value of expected payments related to Newmark’s contingent consideration was $20.1 million and $12.3 million, respectively (see Note 31 — “Commitments and Contingencies”). As of June 30, 2022 and December 31, 2021, the undiscounted value of the payments, assuming that all contingencies are met, would be $27.4 million and $13.2 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $8.8 million and $20.0 million, which was included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(27)    Related Party Transactions

(a)Service Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor. Allocated expenses were $6.7 million and $5.8 million for the three months ended June 30, 2022 and 2021, respectively, and $13.6 million and $12.0 million for the six months ended June 30, 2022 and 2021, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of June 30, 2022 and December 31, 2021, the aggregate balance of employee loans was $478.4 million and $453.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2022 and 2021 was $20.7 million and $19.5 million, respectively, and $39.6 million, and $36.8 million for the six months ended June 30, 2022 and 2021, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Other Related Party Transactions

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

On November 30, 2020, Newmark entered into an arrangement to assist View, Inc. (“View”) in the sale of its products and services to real estate clients in exchange for commissions. View, Inc. is a Silicon Valley-based producer of high-efficiency dynamic glass that controls light, heat, and glare, providing unobstructed views and privacy using a low voltage control system. In connection with the arrangement, View also agreed to engage Newmark as its exclusive provider of real estate services for a period of at least five years. While View is not under common control with Newmark, it was, at the time that the agreement was executed, the target of a merger with CF Finance Acquisition Corp. II, a special purpose acquisition company sponsored by Cantor.

(c)Transactions with CCRE

Newmark has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE during the six months ended June 30, 2022 and 2021. Newmark did not recognize revenue for the three and six months ended June 30, 2022 and recognized $0.5 million and $1.0 million of revenue for the three and six months ended June 30, 2021, respectively, in connection with this revenue-share agreement.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Newmark did not have any revenues from these referrals for the three and six months ended June 30, 2022 and 2021, respectively. Such revenues are recognized in “Commercial mortgage origination, net” on the accompanying unaudited condensed consolidated statements of operations. These referral fees are net of the broker fees and commissions paid to CCRE.

Newmark did not purchase any primary servicing rights during the three and six months ended June 30, 2022 and 2021. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.9 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and $1.8 million and $1.8 million for the six months ended June 30, 2022, and 2021, respectively, which was included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

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

The Award Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the Effective Date (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the Effective Date. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Award Agreement. Mr. Lutnick has purchased Newmark Class A Common Stock with the after-tax proceeds of the initial tranche of the Award. The Award Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Award Agreement) or (ii) an involuntary removal of the Executive from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement dated as of December 13, 2017 by and between Mr. Lutnick and the Company (the “Control Agreement”). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The Award Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of the Control Agreement do not apply to the Award. A copy of the Award Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2021 and is described in detail under the heading “2021 Lutnick Award” in Amendment No. 1 to the Company’s Annual Report on From 10-K/A.

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

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of June 30, 2022 and December 31, 2021, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”). Newmark holds a redemption option in which Real Estate LP will redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time. On July 20, 2022, Newmark exercised this redemption option and expects to receive approximately $88.4 million from Cantor on or prior to July 20, 2023.

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

(d)Other Related Party Transactions

On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor (the “Cantor Credit Agreement”). The Cantor Credit Agreement provides for each party to issue loans to the other party at the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1%. No amounts were outstanding as of June 30, 2022 and 2021.

As of December 31, 2021, Newmark recognized a $8.3 million receivable from BGC, which is included as part of "Receivables from related parties, in the Company's unaudited condensed consolidated balance sheet. The receivable was a result of tax refunds due to Newmark on its share of taxable income which were included as part of BGC's consolidated tax return in the periods prior to the spin-off. This receivable was collected during the six months ended June 30, 2022.

Payables to related parties were $11.4 million and $10.8 million as of June 30, 2022 and December 31, 2021, respectively.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation”, Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 22 — “Long-Term Debt” in Newmark’s consolidated financial statements, included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2021.

On May, 15 2020, BGC U.S. OpCo ("BGC") entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which was approved by the Newmark Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15,000 per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. The lease with BGC ended in December 2021. Newmark received $0.1 million and $0.4 million from BGC for the three and six months ended June 30, 2021, respectively.

In January 2022, Cantor entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark. The deal was a six-month sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, Cantor paid all operating and tax expenses attributable to the lease. The sublease was amended to provide for a rate of $81,600 per month based on the size of utilized space, in addition to terms extending on a month-to-

month basis. Newmark received $0.5 million for the six months ended June 30, 2022. In July 2022, the sublease was extended one year to June 30, 2023.

As part of the Knotel acquisition, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

On June 28, 2021, the Audit Committee authorized Newmark to hire a son of its Chairman as a full-time employee of its Knotel business with an annual base salary of $125,000 and an annual discretionary bonus of up to 30%. The arrangement includes a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him. In June 2022, the Audit Committee approved ordinary course compensation adjustments and expense, travel and housing reimbursement for him in accordance with standard Company policies up to $250,000 in total compensation without further Committee review.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9393 as of June 30, 2022. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

On May 17, 2022, Cantor purchased from Newmark Holdings an aggregate of (i) 184,714 exchangeable limited partnership interests for aggregate consideration of $763,064 as a result of the redemption of 184,714 founding partner interests, and (ii) 23,562 exchangeable limited partnership interests for aggregate consideration of $100,079 as a result of the exchange of 23,562 founding partner interests.

Following such purchases, as of June 30, 2022 there were 102,454 founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

Special Purpose Acquisition Company

As previously reported, in April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of the Company's executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC or December 31, 2022. As of June 30, 2022, there was no outstanding balance on this Pre-IPO loan.

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

As of December 31, 2021, the amount of shares pledged was 0.8 million and the amount outstanding under this borrowing facility was $140.0 million and is included in "Repurchase agreements and securities loaned" on the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2022, there was no outstanding balance. (see Note 7 — "Marketable Securities" and Note 20 — “Collateralized Transactions”).

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

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2022 and December 31, 2021, Newmark did not have any unrecognized tax benefits which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2022, Newmark has not accrued any tax-related interest and penalties.

(29)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$188,961	$223,158
Outside broker payable	73,108	73,397
Payroll taxes payable	82,125	80,249
Corporate taxes payable	8,592	56,265
Derivative liability	15,227	5,016
Right-of-use liabilities	87,236	81,958
Contingent consideration	5,617	8,703
Total	$460,866	$528,746

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued compensation	$100,652	$96,839
Payroll and other taxes payable	70,230	70,677
Financial guarantee liability	25,900	25,989
Deferred rent	12,660	9,872
Contingent consideration	14,462	3,635
Total	$223,904	$207,012

(30)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 115.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of June 30, 2022, awards with respect to 72.6 million shares have been granted and 327.7 million shares are available for future awards. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The exchange ratio is the number of shares of Newmark common stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit (the exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9393 as of June 30, 2022.

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Issuance of common stock and exchangeability expenses	$26,875	$242,324	$35,858	$243,542
Allocations of net income to limited partnership units and FPUs (1)	7,787	14,293	7,933	24,926
Limited partnership units amortization	1,760	6,466	5,034	5,866
RSU amortization	5,566	4,449	10,061	7,446
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$41,988	$267,532	$58,886	$281,780
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Units		BGC Units
Balance, January 1, 2021	66,626,185	(1)	54,422,002
Issued	10,143,799		159,057
Redeemed/exchanged units	(58,099,726)		(45,024,619)
Forfeited units/other	(250,645)		(892,510)
Balance, December 31, 2021	18,419,613		8,663,930
Issued	7,694,924		—
Redeemed/exchanged units	(447,801)		(1,217,709)
Forfeited units/other	(230,411)		(60,511)
June 30, 2022	25,436,325		7,385,710

Total exchangeable units outstanding(2):
December 31, 2021	2,468,443		3,456,479
June 30, 2022	2,944,731		2,841,025
(1)Includes the pre-IPO Newmark employees share-equivalent limited partnership units in BGC Holdings.
(2)The Limited Partnership table above also includes partnership units issued for consideration for acquisitions. As of June 30, 2022, there were 3.9 million partnership units in Newmark Holdings outstanding, of which 1.3 million units were exchangeable, and 5.8 million partnership units in BGC Holdings outstanding, of which 2.5 million were exchangeable. As of December 31, 2021, there were 4.2 million partnership units in Newmark Holdings outstanding, of which 1.3 million units were exchangeable, and 6.8 million partnership units in BGC Holdings outstanding, of which 3.1 million were exchangeable.

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

A summary of the BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees is as follows:

	Newmark Units	BGC Units
Regular units	24,279,159	7,309,036
Preferred Units	1,157,166	76,674
Balance, June 30, 2022	25,436,325	7,385,710
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current exchange ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
BGC Units	56,562	11,589,383	91,119	11,635,988
Newmark Units	2,336,261	31,447,414	2,868,859	32,087,353
Total	2,392,823	43,036,797	2,959,978	43,723,341

    Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Issuance of common stock and exchangeability expenses	$28,898	$241,585	$37,881	$248,196

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	June 30, 2022	December 31, 2021
Notional Value(1)	$148,411	$116,717
Estimated fair value of the post-termination payout(2)	$40,930	$38,516
Outstanding limited partnership units in BGC Holdings	110,005	105,302
Outstanding limited partnership units in BGC Holdings - unvested	—	—
Outstanding limited partnership units in Newmark Holdings	13,851,231	11,691,406
Outstanding limited partnership units in Newmark Holdings - unvested	6,433,700	5,980,996
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

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and seven years from the date of grant. Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Limited partnership units amortization	$1,760	$6,466	$5,034	$5,866

During the three and six months ended June 30, 2022, Newmark did not grant any conversion rights to Newmark employees on outstanding limited partnership units in BGC Holdings or Newmark Holdings. During the three and six months ended June 30, 2021, Newmark did not grant any conversion rights to Newmark employees on outstanding limited partnership units in BGC Holdings or Newmark Holdings. Granting conversion rights gives the employee the option to convert the limited units to HDUs with a capital balance within BGC Holdings or Newmark Holdings. Generally, HDUs are not considered share-equivalent limited partnership units and are not in the fully diluted share count. The grant of conversion rights to Newmark employees are as follows (in thousands):

	June 30, 2022	December 31, 2021
Notional Value	$7,222	$12,836
Estimated fair value of limited partnership units (1)	$7,013	$12,558
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Compensation expense related to these limited partnership units held by Newmark employees was as follows (in thousands:):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Issuance of common stock and exchangeability expenses	$(2,023)	$181,994	$(2,023)	$176,601

During the three and six months ended June 30, 2022, Newmark employees were granted 0.8 million and 1.7 million N Units, that are excluded from the table above, since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income and remain unvested. Upon vesting, which occurs if the certain thresholds are met, the N Units are converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant in the tables above. During the three and six months ended June 30, 2022, 0.8 million and 1.3 million N Units vested and were converted into distribution earning limited partnership units and were therefore included in the fully diluted share count.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2021	10,646,797	$7.75	$82,494	5.69	8,013	$3.80	$31	2.17
Granted	2,913,572	9.71	28,290		—	—	—
Settled units (delivered shares)	(2,196,903)	7.64	(16,792)		(2,638)	3.69	(10)
Forfeited units	(642,009)	7.74	(4,967)		—	—	—
Balance, December 31, 2021	10,721,457	$8.30	$89,025	4.96	5,375	$3.85	$21	1.16
Granted	1,994,028	15.44	30,788		6,502	4.29	28
Settled units (delivered shares)	(1,607,457)	8.07	(12,970)		(2,638)	3.69	(10)
Forfeited units	(162,886)	8.93	(1,455)		—	—	—
Balance, June 30, 2022	10,945,142	$9.63	$105,388	4.76	9,239	$4.22	$39	2.27
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
RSU amortization	$5,566	$4,449	$10,061	$7,446

As of June 30, 2022, there was $105.4 million total unrecognized compensation expense related to unvested Newmark RSUs.

See Note 27 — "Related Party Transactions" for compensation related matters for the transfer of CCRE employees to Newmark.

(31)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of June 30, 2022 and December 31, 2021, Newmark was committed to fund approximately $0.3 billion and $0.3 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2015 through 2020 with contingent cash consideration of $19.3 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(32)    Subsequent Events

On July 28, 2022, Newmark declared a qualified quarterly dividend of $0.03 per share payable on August 31, 2022 to Class A and Class B common stockholders of record as of August 15, 2022. The ex-dividend date will be August 12, 2022.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2022 and 2021. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

Overview
Newmark is a leading full-service commercial real estate services business. We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and government sponsored enterprise (“GSE”) and Federal Housing Administration ("FHA") lending and loan servicing, mortgage broking and equity-raising. Our occupier services and products include tenant representation, real estate management technology systems, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. Newmark's global flexible workspace platform, which operates under the names Knotel and Deskeo, is a product that is offered to owners and investors. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

We generate revenues from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Our growth has historically been focused in North America. During 2021, we ended our affiliation with Knight Frank and have accelerated our global growth plans by acquiring Space Management (DBA "Deskeo") and Knotel Inc. ("Knotel"), both of which are European leaders in flexible and serviced workspace, and announced the addition of industry-leading international professionals in Global Corporate Services, Capital Markets, and Valuation and Advisory. During 2022, we acquired BH2, a London-based real estate advisory firm. As of June 30, 2022, we had over 6,200 employees in over 100 offices in more than 120 cities. Approximately 1,200 of those employees are fully reimbursed by clients, mainly in our property management and global corporate services businesses. In addition, Newmark has licensed its name to 10 commercial real estate providers that operate out of 19 offices in certain locations where Newmark does not have its own offices.

The discussion of our financial results reflects only the business owned by us and does not include the results for independently owned offices that use some variation of the Newmark name in their branding or marketing.

We are a leading capital markets business in the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of approximately $71.3 billion as of June 30, 2022 (of which 77.6% is higher margin primary servicing, 19.8% is limited servicing, and 2.5% is special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans.

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

Business Environment
During the second quarter of 2022, the U.S. economy rebound continued, as compared with the Covid-19 downturn in 2020. According to the U.S. Centers for Disease Control and Prevention (the "CDC") as of July 22, 2022, approximately 48.2% of the American population have been fully vaccinated and received a booster, 67.2% of the American population has been fully vaccinated against COVID-19, and 78.7% has received at least one dose, although there is persistent vaccine reluctance in the currently unvaccinated population. Mask mandates are also being revised in many areas. Many companies are requiring employees to come back to the office as business and the government continues to reopen both in the US and around the world. However, some of the recent strength in the U.S. office market could be tempered as companies continue to assess the impact of remote work, periodic increases in COVID-19 cases, legal, cultural, and political events and conflicts, and a slowing US economy.

Although there continues to be some uncertainty around COVID-19, the measures taken by the federal and state governments and the speed and voracity of a recovery in industry activity appear to be positive. Our capital markets have shown significant growth, as our investments in the business have coincided with record investment sales and debt volumes. For example, according to preliminary estimates from MSCI Real Capital Analytics (“RCA”), investment sales volumes in the US were $959.3 billion for trailing twelve months ending June 30, 2022. This is 86.0% and 59.6% higher than in the year-earlier period and 2019, respectively. COVID-19 has created new opportunities in our management services businesses, which continued to perform well into 2022 as our clients turned to Newmark for advice on their real estate portfolios, including new environmental safety requirements, managing costs associated with implementing these new standards as well as assessing facility and employee readiness as companies plan their return to offices in the wake of the pandemic. In addition, consulting fee revenues from tenant restructuring and portfolio optimization are expected to continue in the near-term. We also expect structural reviews of office design and utilization by occupiers to create significant opportunities for our flexible workspace business and for leasing transactions involving external flexible workspace platforms.

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

Acquisitions
On April 1, 2022, Newmark completed the acquisitions of two businesses; BH2, a London-based real estate advisory firm, and McCall & Almy, a multi-market tenant representation and real estate advisory firm.

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

Debt Credit Agreements
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.94% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. As of June 30, 2022 and December 31, 2021, the carrying amount of the 6.125% Senior Notes was $546.5 million and $545.2 million, respectively.

On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent (the "Credit Agreement").. The Credit Agreement provided for a $250.0 million three year unsecured senior revolving Credit Facility (the "Credit Facility").

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

As of June 30, 2022, the Company had $50.0 million remaining from its debt repurchase authorization.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the Coronavirus Aid, Relief, and Economic Security Act. The sublimit is now included within the Company’s existing $450 million warehouse facility due June 14, 2023. The advance line will provide 100% of the principal and interest advance payment at a rate of SOFR plus 1.90% and will be collateralized by Fannie Mae's commitment to repay advances. There were no outstanding draws under this sublimit as of June 30, 2022. Newmark has one Fannie Mae loan in forbearance, with an outstanding principal balance of $7.4 million as of June 30, 2022.

On November 30, 2018, Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC Partners, Inc. ("BGC") and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of June 30, 2022 and December 31, 2021, the Company did not have any outstanding balances under this facility.

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

The Repurchase Agreement was subject to ongoing compliance with various covenants and contains customary events of default. If an event of default would have occurred, the repurchase date for each transaction under the Repurchase Agreement would have been accelerated to the date of default. For events of default relating to insolvency and receivership, the repurchase date for each transaction under the Repurchase Agreement would have been automatically accelerated to the date of default.

The Company utilized the cash proceeds from the repurchase transaction to lower its debt costs. The Company repaid the cash proceeds under the repurchase transaction with proceeds of periodic sales of Nasdaq shares and from its operating cash.

The Repurchase Agreement and related initial repurchase transaction were on market terms and rates and were approved by Newmark’s Audit Committee. There were no amounts outstanding under the Repurchase Agreement as of June 30, 2022, and $140.0 million was outstanding as of December 31, 2021. See Note 7 — "Marketable Securities" and Note 27 — “Related Party Transactions” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Refer to the section "Certain Other Related Party Transactions" below for the specific transactions with respect to our executive officers which are included in the above summary.

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

Howard W. Lutnick, Chairman
On December 27, 2021, the Compensation Committee approved a one-time bonus award to Mr. Lutnick (the “Award”), which was evidenced by the execution and delivery of a Retention Bonus Agreement dated December 28, 2021 (the “Effective Date”) and described below (the “Award Agreement”), in consideration of his success in managing certain aspects of the Company’s performance as its principal executive officer and Chairman. The Award rewarded Mr. Lutnick for his efforts in delivering superior financial results for the Company and its stockholders, including in particular his success in creating substantial value for the Company and its stockholders in connection with creating, structuring, hedging and monetizing the forward share contract to receive over time shares of common stock of Nasdaq, Inc. (the “Nasdaq Derivative”) held by the Company (together, the “Nasdaq Shares”) and the strong balance sheet and significant amount of income created from the Nasdaq Derivative. A principal reason for structuring the Award with a substantial portion to be paid out over three years was also to further incentivize Mr. Lutnick to continue to serve as both the Company’s principal executive officer and its Chairman for the benefit of the Company’s stockholders. The Award is the subject of legal challenge. See the heading "Derivative Suit" below.

The Award Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the Effective Date (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the Effective Date. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Award Agreement. Mr. Lutnick has purchased Newmark Class A Common Stock with the after-tax proceeds of the initial tranche of the Award. The Award Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Award Agreement) or (ii) an involuntary removal of the Executive from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement dated as of December 13, 2017 by and between Mr. Lutnick and the Company (the “Control Agreement”). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The Award Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of the Control Agreement do not apply to the Award. A copy of the Award Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2021 and is described in detail under the heading “2021 Lutnick Award” in Amendment No. 1 to the Company’s Annual Report on From 10-K/A.

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

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of June 30, 2022 and December 31, 2021, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”). Newmark holds a redemption option in which Real Estate LP will redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time. On July 20, 2022, Newmark exercised this redemption option and expects to receive approximately $88.4 million from Cantor on or prior to July 20, 2023.

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

Sublease to BGC and Cantor Fitzgerald, L.P.
On May 15 2020, BGC U.S. OpCo ("BGC") entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which was approved by the Newmark Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC U.S. OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. The lease with BGC ended in December 2021. Newmark received $0.1 million and $0.4 million from BGC for the three and six months ended June 30, 2021, respectively.

In January 2022, Cantor entered into an agreement to sublease this space for a period of six months until June 30, 2022 at a rate of $0.1 million per month. In July 2022, the sublease was extended one year to June 30, 2023.

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

Arrangement with View, Inc.
On November 30, 2020, Newmark entered into an arrangement to assist View, Inc. (“View”) in the sale of its products and services to real estate clients in exchange for commissions. View, Inc. is a Silicon Valley-based producer of high-efficiency dynamic glass that controls light, heat, and glare, providing unobstructed views and privacy using a low voltage control system. In connection with the arrangement, View also agreed to engage Newmark as its exclusive provider of real estate services for a period of at least five years. While View is not under common control with Newmark, it was, at the time that the agreement was executed, the target of a merger with CF Finance Acquisition Corp. II, a special purpose acquisition company sponsored by Cantor.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9393 as of June 30, 2022. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.
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

On May 17, 2022, Cantor purchased from Newmark Holdings an aggregate of (i) 184,714 exchangeable limited partnership interests for aggregate consideration of $763,064 as a result of the redemption of 184,714 founding partner interests, and (ii) 23,562 exchangeable limited partnership interests for aggregate consideration of $100,079 as a result of the exchange of 23,562 founding partner interests.

As of June 30, 2022 there were 102,454 founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

Special Purpose Acquisition Company
As previously reported, in April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of our executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition

Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC and December 31, 2022. As of June 30, 2022 there was no outstanding balance on this Pre-IPO loan.

Knotel Assets
As part of the Knotel acquisition, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

Employment Matters
On June 28, 2021, the Audit Committee authorized Newmark to hire a son of its Chairman as a full-time employee of its Knotel business with an annual base salary of $125,000 and an annual discretionary bonus of up to 30%. The arrangement includes a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him. In June 2022, the Audit Committee approved ordinary course compensation adjustments and expense, travel and housing reimbursement for him in accordance with standard Company policies up to $250,000 in total compensation without further Committee review.

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

Key Business Drivers
Key drivers for U.S. commercial real estate services companies include the overall health of the U.S. economy, institutional ownership of commercial real estate as an investible asset class, and the ability to attract and retain talent. In our investment sales and mortgage brokerage businesses, the availability of credit and certainty of valuations to investors are key drivers. In our multifamily business, demographic and economic factors are driving increased demand for new apartments. For example, in June of 2021, the National Association of Realtors said the U.S. has not constructed enough housing to keep up with population growth for many years, and that the country has a deficit of 1.1 million units in buildings with two to four units and of 2.4 million units in buildings of at least five units according to "U.S. Housing Market Needs 5.5 Million More Units, Says New Report" from the Wall Street Journal. In July of 2022, a report published by the National Multifamily Housing Council and the National Apartment Association said that the U.S. needs 4.3 million new apartments over the next 13 years just to meet projected demand. This strong demand for new housing should continue to drive growth across our investment sales, GSE/FHA multifamily origination, mortgage brokerage, and servicing business over time.

Our GSE/FHA origination business is also impacted by the lending caps imposed by the Federal Housing Finance Agency (the “FHFA”). On November 17, 2020, the FHFA announced that the 2022 multifamily loan purchase caps for Fannie Mae and Freddie Mac were $70 billion for each GSE. The cap structure allowed the GSEs to offer a combined total of no more than $140 billion in lending support to the multifamily market in 2021, as compared to the $159 billion delivered in 2020. On October 13, 2021, the FHFA announced that the 2022 multifamily loan purchase caps will be $78 billion for each GSE, for a combined total of $156 billion. The 2022 caps are based on FHFA's projections of the overall growth of the multifamily originations market. The 2021 and 2022 caps require at least 50% of the Enterprises' multifamily business to be mission-driven, affordable housing. FHFA will also require at least 25% of the GSE's 2022 multifamily business be affordable to residents at or below 60% of area median income (AMI), up from 20% in 2021. Given the 11% year-on-year increase in full year lending caps, and the 8% year-on-year increase in industry GSE lending in the first half of 2022, the Company anticipates solid improvements in industry-wide GSE multifamily activity over the remainder of 2022. However, there can be no assurance that the GSEs reach their caps in any given year.

Overall U.S. investment sales and mortgage brokerage volumes are expected to face challenging comparisons, due to the more than 100% industry-wide growth in capital markets activity in the second half of 2021. In addition, volumes could be impacted by interest rate and credit spread volatility, and the gap between buyer and seller expectations. The Company is well-positioned to increase its market share in these economic conditions.

Economic Outlook in the United States
COVID-19 adversely affected the economic outlook beginning in March of 2020. Following a 3.4% contraction in 2020, U.S. gross domestic product expanded by 5.7% in 2021, according to the U.S. Department of Commerce. According to a preliminary estimate from the same source, U.S. GDP contracted at an annual rate of 1.6% and 0.9%, respectively, in the first and second quarters of 2022. The second quarter drop was driven by various factors, including a slowdown in household spending, and declines in business investment, government outlays, housing construction, and higher business inventories. The consensus is that this is a temporary setback. For example, as of August 1, 2022, the Bloomberg consensus of economists was for U.S. GDP to expand by 2.0% in 2022, 1.3% in 2023, and 1.8% in 2024. Some of the recent strength in the U.S. office market could be tempered as companies continue to assess the impact of remote work, periodic increases in COVID-19 cases, and a slowing US economy.

According to the Bureau of Labor Statistics, the monthly average of non-farm payroll employment increased by a seasonally adjusted more than 6.7 million, net during 2021, which was the highest such annual figure since record keeping began. Based on a preliminary report from the same source, strong job growth continued in the first and second quarters of 2022, with average monthly gains of approximately 539 thousand and 375 thousand, respectively, on the same basis. The unemployment rate declined to 3.6% in June 2022, compared with 3.9% in December 2021 and a high of 14.8 % in April of 2020, and only 10 basis points higher than in February 2020. In comparison, the last time the U.S. unemployment rate was near these low levels was 1969, when unemployment reached 3.4%.

The ten-year Treasury yield increased by 154 basis points to 3.0129% as of June 30, 2022 versus the year-earlier date. As of that date, ten-year Treasury yields remained well below their 50-year average of approximately 6.0%. On July 27, 2022, the Federal Open Market Committee (“FOMC”) announced another increase the target range for the federal funds rate by 75 basis points in order to curb inflation, which itself is due in part to tight labor market conditions. The FOMC also stated that it plans to continue reducing the $8.9 trillion portfolio of securities it holds, including long-term agency mortgage-backed securities and U.S. Treasuries. These securities were purchased as part of the Fed's quantitative easing program designed hold down long-term interest rates, and the FOMC previously indicated that a maximum of $60 billion in Treasury purchases and $35 billion in mortgage-backed securities purchases would be allowed to roll off, phased in over three months starting June 1, 2022.

Economists generally expect U.S. interest rates to increase versus where they were in 2021 and 2022, but to remain relatively low by historical standards for the foreseeable future. For example, as August 1, 2022, the Bloomberg consensus was for the ten-year Treasury yield to be 3.3%, 3.1%, and 3.3% by the end of 2022, 2023 and 2024, respectively. Following the most recent FOMC rate increase, the treasury futures market indicated that traders expect similar forward yields.

Market Statistics
According to preliminary estimates from CoStar, value-weighted prices for U.S. commercial real estate were up by 16.2% in the trailing twelve months ended June 30, 2022 and were now at all-time highs and 31.3% higher than in February 2020, before the onset of the global pandemic. Quarter-on-quarter, these price increases were across all major property types. MSCI Real Capital Analytics ("RCA") currently estimates that 2022 U.S. investment sales grew by 17.4% year-on-year. In comparison, our quarterly investment sales volumes were up by 58.6% year-on-year.

Newmark quarterly volumes from mortgage brokerage and GSE/FHA originations (together, "total debt") were up by 21.7% year-on-year.

Newmark’s loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volumes increased by 8.1% in the first half of 2022 compared with a year earlier, per data from Fannie Mae and Freddie Mac. In comparison, Newmark's GSE/FHA origination volumes increased by 4.5% over the same timeframe, while our total debt volumes in multifamily were up by 45.2%. Certain GSE multifamily volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by Newmark and its competitors by 30 to 45 days.

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

Fees are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. In capital markets, fees are earned and recognized when the sale of a property closes, and title passes from seller to buyer for investment sales and when debt or equity is funded to a vehicle for debt and equity transactions. Loan originations related fees and sales premiums, net, are recognized when a derivative asset is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums and the estimated fair value of the expected net servicing cash flows. Loan originations related fees and sales premiums, net, are recognized net of related fees and commissions to affiliates or third-party brokers. For loans we broker, revenues are recognized when the loan is closed.

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

As part of our compensation plans, certain employees have been granted limited partnership units in Newmark Holdings and, prior to our 2017 IPO, BGC Holdings, which generally receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders. Certain Newmark employees also hold non-distribution earnings units (e.g. NPSUs and NREUs, collectively “N Units”) that do not participate in quarterly partnership distributions and are not allocated any items of profit or loss. These N Units vest into distribution earnings units over a 4-year period. As prescribed in U.S. GAAP guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying unaudited condensed consolidated statements of operations.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management services, servicing fees and other	$233,685	30.9%	$219,509	34.8%	$466,804	32.6%	$407,259	35.9%
Leasing and other commissions	212,825	28.2	184,346	29.3	411,778	28.7	331,779	29.3
Investment sales	209,053	27.7	142,233	22.6	361,167	25.2	243,778	21.5
Commercial mortgage origination, net	99,788	13.2	83,783	13.3	193,850	13.5	151,035	13.3
Total revenues	755,351	100.0	629,871	100.0	1,433,599	100.0	1,133,851	100.0
Expenses:
Compensation and employee benefits	426,617	56.5	541,397	86.0	809,201	56.4	830,471	73.2
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	41,988	5.6	267,532	42.5	58,886	4.1	281,780	24.9
Total compensation and employee benefits	468,605	62.0	808,929	128.4	868,087	60.6	1,112,251	98.1
Operating, administrative and other	136,629	18.1	135,008	21.4	274,500	19.1	242,183	21.4
Fees to related parties	6,748	0.9	5,782	0.9	13,577	0.9	12,032	1.1
Depreciation and amortization	38,925	5.2	30,868	4.9	74,400	5.2	51,921	4.6
Total operating expenses	650,907	86.2	980,587	155.7	1,230,564	85.8	1,418,387	125.1
Other income/(loss), net	(15,303)	(2.0)	1,086,812	172.5	(101,304)	(7.1)	1,084,602	95.7
Income from operations	89,141	11.8	736,096	116.9	101,731	7.1	800,066	70.6
Interest (expense) income, net	(8,923)	(1.2)	(8,723)	(1.4)	(16,793)	(1.2)	(17,536)	(1.5)
Income before income taxes and noncontrolling interests	80,218	10.6	727,373	115.5	84,938	5.9	782,530	69.0
Provision for income taxes	18,426	2.4	142,182	22.6	22,430	1.6	152,761	13.5
Consolidated net income	61,792	8.2	585,191	92.9	62,508	4.4	629,769	55.5

Less: Net income attributable to noncontrolling interests	13,273	1.8	145,447	23.1	13,627	1.0	156,920	13.8
Net income available to common stockholders	$48,519	6.4%	$439,744	69.8%	$48,881	3.4%	$472,849	41.7%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$26,875	3.6%	$242,324	38.5%	$35,858	2.5%	$243,542	21.5%
Allocations of net income to limited partnership units and FPUs	7,787	1.0	14,293	2.3	7,933	0.6	24,926	2.2
Limited partnership units amortization	1,760	0.2	6,466	1.0	5,034	0.4	5,866	0.5
RSU amortization	5,566	0.7	4,449	0.7	10,061	0.7	7,446	0.7
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$41,988	5.6%	$267,532	42.5%	$58,886	4.1%	$281,780	24.9%

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

Revenues
Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased by $14.2 million, or 6.5%, to $233.7 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Excluding pass-through revenues, management services, servicing fee and other increased $37.3 million, or 30.1%, to $161.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Revenues was driven by strong improvements from servicing and other related revenues, as well as Valuation & Advisory, property management, and flexible workspace.

Leasing and Other Commissions
Leasing and other commission revenues increased by $28.5 million, or 15.4%, to $212.8 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to increased demand across office and retail property types.

Investment Sales
Investment sales revenue increased by $66.8 million, or 47.0%, to $209.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. Newmark's investment sales volumes increased by 58.6% to $26.1 billion, due to increased volume across most major property types.

Commercial Mortgage Origination, Net
Commercial mortgage origination, net activities, increased by $16.0 million, or 19.1%, to $99.8 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This growth was driven by total debt volumes of $13.5 billion, an increase of 21.7% year over year, with activity across most major property types.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $114.8 million, or 21.2%, to $426.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease is primarily a result of $187.8 million of compensation expense related to the 2021 Equity Event.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $225.5 million, or 84.3%, to $42.0 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease was primarily due to $240.8 million of equity-based compensation expense related to the 2021 Equity Event.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $1.6 million, or 1.2%, to $136.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Fees to Related Parties
Fees to related parties increased by $1.0 million, or 16.7%, to $6.7 million, for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2022 increased by $8.1 million, or 26.1%, to $38.9 million as compared to the three months ended June 30, 2021 due to changes in the MSR valuation allowance and fixed asset and intangible asset amortization.

Other Income (loss), Net
Other income (loss), net in the three months ended June 30, 2022 was primarily related to $15.5 million of mark-to- market losses on non-marketable investments.

Other income (loss), net of $1,086.8 million in the three months ended June 30, 2021 was primarily related to $1,108.0 million of gains from the Nasdaq Earn-out and $2.5 million of income from non-marketable investment.

Interest (Expense) Income, Net
Interest expense, net increased by $0.2 million, or 2.3%, to $8.9 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Provision for Income Taxes
Provision for income taxes decreased by $123.8 million, to $18.4 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. This decrease was primarily driven by the Nasdaq earn-out in 2021. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $132.2 million, to $13.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Revenues

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased by $59.5 million, or 14.6%, to $466.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. Excluding pass-through revenues, management services, servicing fee and other increased $92.5 million, or 41.3%, to $316.4 million, for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The growth was driven by strong improvements from servicing and other related revenues, as well as Valuation & Advisory, property management, and flexible workspace.

Leasing and Other Commissions
Leasing and other commission revenues increased by $80.0 million, or 24.1%, to $411.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, due to increased demand across most major property types.

Investment Sales
Investment sales revenue increased by $117.4 million, or 48.2%, to $361.2 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This was primarily due to a 60.2% year-over-year increase in investment sales volume across most major property types.

Commercial Mortgage Origination, Net
Commercial mortgage origination activities, net increased by $42.8 million, or 28.3%, to $193.8 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The increase was primarily due to higher origination volumes and product mix.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $21.3 million, or 2.6%, to $809.2 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The decrease in the six months was due to the 2021 Equity Event offset by an increase in commission-based revenue due to higher business activity and acquisitions.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $222.9 million, or 79.1%, to $58.9 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 as a result of the $240.8 million of equity-based compensation expense related to the 2021 Equity Event.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $32.3 million, or 13.3%, to $274.5 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to increased pass-through expenses tied to non-fee revenue growth and higher additional support and operational expenses related to the resumption of normalized business activity on the part of us and our clients, as well as from our acquisitions.

Fees to Related Parties
Fees to related parties increased by $1.5 million, or 12.8%, to $13.6 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2022 increased by $22.5 million, or 43.3%, to $74.4 million as compared to the six months ended June 30, 2021 due to changes in the MSR valuation allowance and fixed asset and intangible amortization.

Other Income (loss), Net
Other income (loss), net of $101.3 million in the six months ended June 30, 2022 was primarily due to realized and unrealized losses from the sale of Nasdaq shares and mark-to-market losses on non-marketable investments.

Other income (loss), net of $1,084.6 million in the six months ended June 30, 2021 was primarily related to the Nasdaq Earn-out net of mark-to-market loss on the Nasdaq Forwards of $12.4 million.

Interest (Expense) Income, Net
Interest expense, net decreased by $0.7 million, or 4.2%, to $16.8 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Provision for Income Taxes
Provision for income taxes decreased by $130.3 million, to $22.4 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. This decrease was primarily driven by the Nasdaq earn-out in 2021. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $143.3 million, to $13.6 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Financial Position, Liquidity and Capital Resources

Overview
The primary source of liquidity for our business is the cash on our balance sheet, cash flow provided by our operations, and the $600.0 million revolving credit facility.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of June 30, 2022, our long-term debt consists of our 6.125% Senior Notes with a carrying amount of $546.5 million.

Financial Position
Total assets were $4.6 billion at June 30, 2022 and $5.2 billion at December 31, 2021.

Total liabilities were $3.1 billion at June 30, 2022 and $3.5 billion at December 31, 2021.

Liquidity
At June 30, 2022, we had cash and cash equivalents of $280.5 million. Additionally, we have a $600.0 million undrawn revolving credit facility. We expect to generate cash flows from operations to fund our business and to meet our short-term liquidity requirements, which we define as the next twelve months.

Long-term debt
Long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
	2022	2021
6.125% Senior Notes	$546,502	$545,239
Credit Facility	—	—
Total	$546,502	$545,239

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

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of June 30, 2022, and December 31, 2021 there were no borrowings outstanding under the Cantor Credit Agreement.

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

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of June 30, 2022, Newmark had $1.5 billion of committed loan funding and $300.0 million of uncommitted loan funding available through three commercial banks and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of June 30, 2022 and December 31, 2021, respectively, we had $0.8 billion and $1.1 billion outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$339,034	$785,142
Add back:
Loan originations - loans held for sale	3,811,260	3,283,534
Loan sales - loans held for sale	(4,046,373)	(3,960,169)
Unrealized gains on loans held for sale	11,827	5,821
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$115,748	$114,328
(1) Includes payments for corporate taxes in the amount of $68.5 million, and $18.7 million, for the six months ended June 30, 2022 and 2021, respectively.

Cash Flows for the Six Months Ended June 30, 2022
For the six months ended June 30, 2022, we generated $339.0 million of cash from operations. Excluding activity from loan originations and sales, cash from operating activities for the six months ended June 30, 2022 was $115.7 million. Cash provided by investing activities was $353.3 million, primarily related to $437.8 million of proceeds from the sale of Nasdaq shares. Cash used in financing activities of $603.7 million primarily related to net principal payments on warehouse facilities of $216.1 million, $140.0 million related to repurchase agreements and securities loaned, and $175.9 million of treasury stock repurchases.

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

Credit Ratings
    As of June 30, 2022, our public long-term credit ratings and associated outlooks are as follows:

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

Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying unaudited condensed consolidated financial statements. As of June 30, 2022, Newmark has met all capital requirements. As of June 30, 2022, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $411.1 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of June 30, 2022 and December 31, 2021, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of June 30, 2022 and December 31, 2021, outstanding borrower advances were $1.2 million and $0.9 million, respectively, and are included in “Other assets” in our accompanying unaudited condensed consolidated balance sheets.

On September 9, 2019, the U.S. Department of the Treasury issued a Housing Reform Plan (the “Plan”) in response to a March 27, 2019 Presidential Memorandum soliciting reforms in the housing financing system designed to minimize taxpayer exposure to future bailouts. The primary recommendations of the Plan are: (i) that existing government support for the secondary markets should be explicitly defined, tailored and paid for; (ii) that the GSEs’ conservatorship should come to an end; (iii) the implementation of reforms necessary to ensure that the GSEs, and any successors, are appropriately capitalized to withstand a severe economic downturn and that shareholders and unsecured creditors, rather than U.S. taxpayers, bear the losses; (iv) that the GSEs should continue to support affordable housing at a reasonable economic return that may be less than the return earned on other activities; (v) that the FHFA and the U.S. Department of Housing and Urban Development should clearly define the appropriate roles and overlap between the GSEs and the Federal Housing Administration so as to avoid duplication and (vi) that measures should be implemented to “level the playing field” between the GSEs and private sector competitors. Additionally, in September 2019, FHFA announced a cap of $200 billion as the maximum volume for combined Fannie Mae and Freddie Mac multifamily volume through the end of 2020, of which 37.5% must meet certain affordability requirements. The foregoing proposals may have the effect of impacting the volume of business that we may do with Fannie Mae and Freddie Mac. Additionally, the potential increase in our proportion of affordable business and the potential implementation of a fee to be charged in connection with the government's offer of a guarantee may alter the economics of the business and, accordingly, may impact our financial results.

See “Business—Regulation” in Part I, Item 1 of this Quarterly     Report on Form 10-Q for information related to our regulatory environment.

Equity
Repurchase Program
On February 10, 2022, our Board increased its authorized share repurchases of Newmark Class A Common stock and purchases of limited partnership interests in Newmark's subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the six months ended June 30, 2022, Newmark repurchased 13,053,518 shares of Class A common stock, at an average price of $13.47. As of June 30, 2022, Newmark had $252.2 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's unit redemptions and share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares Newmark's Class A common stock. The gross unit redemptions and share repurchases of Newmark's Class A common stock during the six months ended June 30, 2022 were as follows (in thousands except units, shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2022 - March 31, 2022	1,682,871	$18.35
April 2022	6,025,762	$13.96
May 2022	4,544,224	$11.82
June 2022	800,661	$9.03
Total Repurchases	13,053,518	$13.47	$252,192

In addition to the repurchases in the table above, during the three months ended March 31, 2022, Mr. Lutnick purchased an aggregate of 503,500 shares of Newmark's Class A common stock at an average price of $16.92. On May 23, 2022, he purchased 227,000 shares at an average price of $10.83. On June 14, 2022, he purchased 329,000 shares at an average price of $9.11.

Fully Diluted Share Count
Our fully diluted weighted-average share count follows (in thousands):

	June 30,
	2022	2021
Common stock outstanding(1)	186,401	184,190
Partnership units(2)	57,576	83,337
RSUs (Treasury stock method)	4,475	3,582
Newmark exchange shares	2,005	1,195
Total(3)	250,457	272,304
(1)Common stock consisted of Class A shares and Class B shares. For the six months ended June 30, 2022, the weighted-average number of Class A shares was 165.1 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor units, (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, to our Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 24.7 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the six months ended June 30, 2022, the weighted-average share count did not include any potentially anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) share count were as follows (in thousands):

	June 30,
	2022	2021
Common stock outstanding	181,288	201,022
Partnership units	58,238	49,654
Newmark RSUs	3,067	—
Newmark exchange shares	2,155	1,175
Other	378	—
Total	245,126	251,851

Contingent Payments Related to Acquisitions
Newmark completed acquisitions for which there is contingent cash consideration of $19.3 million. The contingent cash liability is recorded at fair value as deferred consideration on our accompanying unaudited condensed consolidated balance sheets.

Equity Method Investments
Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of June 30, 2022, Newmark had $88.3 million in this equity method investment, which represents a 27% ownership in Real Estate LP. Newmark holds a redemption option in which Real Estate LP will redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time. On July 20, 2022, Newmark exercised this redemption option and expects to receive approximately $88.4 million from Cantor on or prior to July 20, 2023.

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

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2022, we have issued 1.7 million shares of our Class A common stock under this registration statement.

As of June 30, 2022 and December 31, 2021, Newmark was committed to fund approximately $0.3 billion and $0.3 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

Derivative Suit

On August 5, 2022, Robert Garfield filed a complaint in the Delaware Court of Chancery, captioned Robert Garfield v. Howard W. Lutnick, et al. (Case No.2022-0687), against the members of the Board and Mr. Lutnick in his capacity as Chairman of the Board and controlling stockholder. This derivative complaint alleges that in connection with the December 2021 bonus award, payable over a 3-year period, granted to Mr. Lutnick, that: (i) the Board breached its fiduciary duty, (ii) neither the award nor the approval process employed by the Compensation Committee were entirely fair to the Company and its stockholders, and (iii) the members of the Compensation Committee did not exercise independent judgment. The complaint alleges that Mr. Lutnick breached his fiduciary duty as Chairman and controlling shareholder by forcing the Company to grant the award and by accepting it. The complaint seeks rescission of the award and other compensation, as well as damages and other relief. The Company’s position is that the award was properly approved by the Compensation Committee comprised of independent directors (which does not include Mr. Lutnick) after careful consideration of his contributions to the Company, including the Company’s superior financial results, and following an extensive process that included advice from independent legal counsel and an independent compensation consultant. The Company believes the lawsuit has no merit. However, as with any litigation, the outcome cannot be determined with certainty.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of June 30, 2022 and December 31, 2021, the aggregate balance of employee loans, net of reserve, was $478.4 million and $453.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans three and six months ended June 30, 2022, was $20.7 million and $39.6 million, respectively, compared with $19.5 million and $36.8 million, respectively, for the three and six months ended June 30, 2021. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the six months ended June 30, 2022, there was a decrease of $0.1 million in our reserves. These reserves were based on macroeconomic forecasts are critical inputs into our model and material movements in variables such as, the U.S. unemployment rate and U.S. GDP growth rate could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Traditionally, our dividend policy provided that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share. Beginning in the first quarter of 2020, and for all of the quarterly periods in 2020 and 2021, the Board reduced the quarterly dividend to $0.01 per share out of an abundance of caution in order to strengthen the Company’s balance sheet as the real estate markets faced difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. Additionally, beginning with the first quarter 2020, Newmark Holdings reduced its distributions to or on behalf of its partners. In the first quarter of 2022, the Board increased the quarterly dividend to $0.03 per share. In addition, Newmark increased the after-tax distributions to its partners to $0.06 per unit. The exchange ratio was adjusted in accordance with the terms of the Separation and Distribution Agreement due to any difference in our dividend policy and the distribution policy of Newmark Holdings. See Note 6 “Stock Transactions and Unit Redemptions” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

As Newmark’s financial condition has improved substantially year-over-year, and as the economy has rebounded from the lows it reached during the pandemic, the Company has repurchased and/or redeemed a meaningful number of shares/units in 2021 and thus far in 2022 as part of its overall capital return policy.

Any dividends, if and when declared by our Board, will be paid on a quarterly basis. The dividend to our common stockholders is expected to be calculated based on a number of factors, including post-tax Adjusted Earnings allocated to us and generated over the fiscal quarter ending prior to the record date for the dividend. No assurance can be made, however, that a dividend will be paid each quarter. The declaration, payment, timing, and amount of any future dividends payable by us will be at the sole discretion of our Board. With respect to any distributions which are declared, amounts paid to or on behalf of partners will at least cover their related tax payments. Whether any given post-tax amount is equivalent to the amount received by a stockholder also on an after-tax basis depends upon stockholders’ and partners’ domiciles and tax status.

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

OUR ORGANIZATIONAL STRUCTURE

Current Organizational Structure
As of June 30, 2022, there were 198,830,672 shares of Newmark Class A common stock issued and 160,002,640 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of June 30, 2022, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM, as of June 30, 2022, represented approximately 57.1% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our amended and restated certificate of incorporation referred to herein as our certificate of incorporation does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of June 30, 2022, we directly held Newmark OpCo limited partnership interests consisting of approximately 59,020,128 units representing approximately 24.4% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of June 30, 2022, 3,149,016 founding/working partner interests were outstanding. These founding/working partners were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires Cantor units from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of June 30, 2022, 29,579,666 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of June 30, 2022, the exchange ratio was 0.9393.

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

The following diagram illustrates the ownership structure of Newmark as of June 30, 2022. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF June 30, 2022

Cantor Fitzgerald, L.P.
57.1% of voting power
19.8% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc.
42.9% of voting power
66.7% of indirect economic interest in Newmark OpCo
100% Class A common stock (88.3% of economics and 42.9% of voting power)
66.7% indirect economic interest in Newmark OpCo
100% Class B common stock (11.7 % of economics and 57.1 % of voting power)
8.9% indirect economic interest in Newmark OpCo
Non-Voting Limited Partnership Interests (44.5% of economics of Newmark Holdings)
10.9% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
13.5% of indirect economic interest in Newmark OpCo
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interests
Non-Voting Limited Partnership Interests (55.5% of economics of Newmark Holdings)
13.5% indirect economic interest in Newmark OpCo
Newmark Holdings
Non-Voting Limited Partnership Interests (75.6% of economics of Newmark OpCo)
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interests
Limited Partnership Interests (24.4% of economics of Newmark OpCo)
Newmark OpCo
Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
Minority Equity Interests
Operating Subsidiaries
Other Entities

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 11.7% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 88.3% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 74.8% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 25.2% of the voting power in Newmark.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2022 through June 30, 2022 as follows: (a) an aggregate of 6,920,251 limited partnership units granted by Newmark Holdings; (b) 13,053,518 shares of Newmark Class A common stock repurchased by us; (c) no shares of Newmark Class A common stock forfeited; (d) 1,389,041 shares of Newmark Class A common stock issued for vested restricted stock units; (e) 234,482 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 18,411,842 of such shares remaining available for issuance by us under such Registration Statement; and (h) 220,976 terminated limited partnership units.

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

Interest Rate Risk
Newmark had $546.5 million of fixed rate 6.125% Senior Notes outstanding as of June 30, 2022. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had no amounts outstanding under its Credit Facility as of June 30, 2022. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR or SOFR. 30-day LIBOR as of June 30, 2022 and 2021 was 179 basis points and 10 basis points, respectively. A 100-basis point increase in the 30-day LIBOR would increase our annual earnings by $11.0 million based on our escrow balances as of June 30, 2022 compared to $11.8 million based on our escrow balances as of June 30, 2021. A 100-basis point decrease in the 30-day LIBOR would decrease our annual earnings by $11.0 million based on our escrow balances as of June 30, 2022. A decrease in 30-day LIBOR to zero would decrease our annual earnings by $1.2 million based on the escrow balances as of June 30, 2021.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by $8.3 million based on our outstanding balances as of June 30, 2022 compared to $4.1 million based on our outstanding balances as of June 30, 2021. A 100 basis point decrease in 30-day LIBOR would increase our annual earnings by approximately $8.3 million based on our outstanding warehouse balance as of

June 30, 2022. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $0.4 million based on our outstanding warehouse balance as of  June 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of June 30, 2022. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 31 — “Commitments and Contingencies” to the Company’s Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and under the heading "Derivative Suit" included in Part I, Item 2 of this Quarterly Report on Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operation for a description of our legal proceedings which is incorporated by reference herein.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: August 8, 2022