Form 10-Q
period 2022-09-30
NEWMARK GROUP, INC.
filed 2022-11-07
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2022
Class A Common Stock, par value $0.01 per share	150,554,339 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic ("COVID-19"), the ongoing conflict in the Ukraine, rising global interest rates, inflation and the Federal Reserve's responses thereto, the strengthening U.S. Dollar, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, and increasing energy costs, and including the effect on demand for commercial real estate and real estate capital markets transaction volumes, office space, levels of new lease activity and renewals, frequency of loan defaults and forbearance, and fluctuations in the mortgage-backed securities market;
•challenges relating to our repositioning of certain aspects of our business to adapt to and better address the needs of our clients in the future as a result of the acceleration of pre-existing long-term social and economic trends, rising interest rates and market uncertainty, and other legal, cultural and political events and conflicts, and governmental measures taken in response thereto, including reductions in capital markets transaction volumes due to rising interest rates and market uncertainty, changes in the mix of demand for commercial real estate space, including decreased demand for urban office and retail space generally, which may be offset in whole or in part by increased demand for suburban office, data storage, fulfillment, and distribution centers and life sciences facilities, that could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services, including the time and expense related to such repositioning, as well as risks related to our entry into new geographic markets or lines of business, declines in real estate values, increases in commercial real estate lending rates, and risks related to the volume of committed investment capital;
•the impact of the COVID-19 pandemic, including any successive waves or variants of the virus, the emergence of new viruses, the continued distribution of effective vaccines and governmental and public reactions thereto, the combined impact of flu and other seasonal illness, and the impact of a return to office for our employees on our operations, as well as the cybersecurity risks of remote working, and our ability to continue providing on-site commercial property management services;
•market conditions, transaction volumes, possible disruptions in transactions, potential deterioration of equity and debt capital markets for commercial real estate and related services, ongoing supply chain issues and other factors, and our ability to access the capital markets as needed or on reasonable terms and conditions;
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
•our relationship and transactions with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates, Newmark’s structure, including Newmark Holdings, L.P. (“Newmark Holdings”), which is owned by Newmark, Cantor, Newmark’s employee partners and other partners, and our operating partnership, which is owned jointly by us and Newmark Holdings (which we refer to as “Newmark OpCo” ) any related transactions, conflicts of interest, or litigation, including with respect to executive compensation matters, any loans to or from Newmark or Cantor, Newmark Holdings or Newmark OpCo, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, repurchase agreements, joint ventures, and competition for and retention of brokers and other managers and key employees;

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
•our ability to grow in other geographic regions and to manage our continued overseas growth and the impact of interest rates, market conditions, and the COVID-19 pandemic on these regions and transactions;
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
•our ability to effectively deploy the proceeds of our Nasdaq, Inc. (“Nasdaq”) shares and other sources of liquidity to repurchase shares or limited partnership interests, pay any excise tax that may be imposed on the repurchase of shares, reduce our debt, and invest in growing our business;
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
•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, including the impact of COVID-19 on the global markets and government responses, and restrictions on business and commercial activity, uncertainty regarding the consequences of the United Kingdom (“U.K.”)’s exit from the European Union (“EU”) following the withdrawal process, including potential reduction in investment in the U.K., and the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S. - China trade relations), recent economic and political volatility in the U.K., rising political and other tensions between the U.S. and China, political and civil unrest in the U.S., including demonstrations, riots, boycotts, rising tensions with law enforcement, the impact of elections, or other social and political responses to governmental mandates and other restrictions related to COVID-19 in the U.S. or abroad, political and labor unrest in Hong Kong, China and other jurisdictions, conflict in the Middle East, Russia, Ukraine, or other jurisdictions, the impact of U.S. government shutdowns or impasses, the impact of terrorist acts, acts of war or other violence or political unrest, as well as natural disasters or weather-related or similar events, including hurricanes, such as the recent Hurricane Ian and its impact on commercial real estate in Florida, and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents;
•risks inherent in doing business in international markets, and any failure to identify and manage those risks, as well as the impact of Russia's ongoing invasion of Ukraine and additional sanctions and regulations imposed by governments and related counter-sanctions;
•the effect on our business, clients, the markets in which we operate, and the economy in general of rising interest rates, market volatility, and inflationary pressures and the Federal Reserve's response thereto, infrastructure spending, changes in the U.S. and foreign tax and other laws, including changes in tax rates, repatriation rules, and deductibility of interest, potential policy and regulatory changes in Mexico and other countries, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and future changes to tax policy and other potential political policies resulting from elections and changes in governments;
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
•the impact of any claims or litigation related to compensation, or other transactions with our executive officers;

•the effect on our business of changes in interest rates, changes in benchmarks, including the transition away from the London Inter-Bank Offered Rate ("LIBOR"), the effect on our businesses and revenues of the strengthening U.S. Dollar, the transition to alternative benchmarks such as the Secured Overnight Financing Rate ("SOFR"), and federal and state legislation relating thereto, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, including those related to COVID-19, increases and decreases in the federal funds interest rate and other actions to moderate inflation, increases or decreases in deficits and the impact of increased government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;
•extensive regulation of our business and clients, changes in regulations relating to commercial real estate and other industries, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to our taking actions to ensure that we and Newmark Holdings are not deemed investment companies under the Investment Company Act of 1940, as amended;
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
•certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage, reduced availability under our various credit facilities, and the need for short or long-term borrowings, including from Cantor, our ability to refinance our indebtedness, including in the credit markets, and our ability to satisfy eligibility criteria for government-sponsored loan programs and changes to interest rates and market liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support ongoing business needs on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;
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
•the effectiveness of our governance, risk management, and oversight procedures and the impact of any potential transactions or relationships with related parties;
•the impact of our environmental, social and governance (“ESG”) or “sustainability” ratings on the decisions by clients, investors, potential clients and other parties with respect to our business, investments in us, our borrowing opportunities or the market for and trading price of Newmark Class A common stock or other matters;
•the fact that the prices at which shares of our Class A common stock are or may be sold in offerings or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions; and
•the effect on the markets for and trading prices of our Class A common stock due to market factors, as well as on various offerings and other transactions, including offerings of Class A common stock and convertible or exchangeable debt or other securities, repurchases of shares of Class A common stock and purchases or redemptions of Newmark Holdings limited partnership interests or other equity interests in us or its subsidiaries, any exchanges by Cantor of shares of Class A common stock for shares of Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in corporate or partnership restructurings, payment of dividends on Class A common stock and distributions on limited partnership interests of Newmark Holdings and Newmark OpCo, convertible arbitrage, hedging, and other transactions engaged in by us or holders of outstanding shares, debt or other securities, share sales and stock pledge, stock loans, and other financing transactions by holders of shares or units (including by Cantor executive officers, partners, employees or others), including of shares acquired pursuant to employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of shares of our Class B common stock and other convertible securities into shares of our Class A common stock, stock pledge, stock loans, or other financing transactions, distributions of our Class A common stock by Cantor to its partners, including deferred distribution rights shares.

The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on this Form 10-Q, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission (the “SEC”), and future results or events could differ significantly from these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$229,673	$191,332
Restricted cash	77,865	75,168
Marketable securities	1,031	524,569
Loans held for sale, at fair value	980,859	1,072,479
Receivables, net	507,776	569,206
Receivables from related parties	—	8,262
Other current assets (see Note 19)	235,584	83,337
Total current assets	2,032,788	2,524,353
Goodwill	698,682	657,131
Mortgage servicing rights, net	565,960	550,302
Loans, forgivable loans and other receivables from employees and partners, net	492,962	453,345
Right-of-use assets	612,693	606,634
Fixed assets, net	148,544	135,756
Other intangible assets, net	83,328	76,199
Other assets (see Note 19)	105,747	212,481
Total assets	$4,740,704	$5,216,201
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$1,016,352	$1,050,693
Accrued compensation	379,011	462,533
Accounts payable, accrued expenses and other liabilities (see Note 29)	469,987	528,746
Repurchase agreements and securities loaned	—	140,007
Payables to related parties	11,973	10,762
Total current liabilities	1,877,323	2,192,741
Long-term debt	547,141	545,239
Right-of-use liabilities	597,107	586,069
Other long-term liabilities (see Note 29)	218,065	207,012
Total liabilities	3,239,636	3,531,061
Commitments and contingencies (see Note 31)
Redeemable partnership interests	16,954	20,947
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 199,459,258 and 194,046,885 shares issued at September 30, 2022 and December 31, 2021, respectively, and 150,530,807 and 168,272,371 shares outstanding at September 30, 2022 and December 31, 2021, respectively	1,995	1,940
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at September 30, 2022 and December 31, 2021, convertible into Class A common stock	212	212
Additional paid-in capital	553,564	487,447
Retained earnings	1,143,756	1,079,661
Contingent Class A common stock	1,572	1,572
Treasury stock at cost: 49,018,451 and 25,774,514 shares of Class A common stock at September 30, 2022 and December 31, 2021, respectively	(527,380)	(290,174)
Accumulated other comprehensive loss	(15,909)	(2,731)
Total stockholders’ equity	1,157,810	1,277,927
Noncontrolling interests	326,304	386,266
Total equity	1,484,114	1,664,193
Total liabilities, redeemable partnership interests, and equity	$4,740,704	$5,216,201

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Management services, servicing fees and other	$222,379	$244,469	$689,183	$651,729
Leasing and other commissions	219,903	231,532	631,681	563,311
Investment sales	131,731	208,786	492,898	452,565
Commercial mortgage origination, net	90,633	103,338	284,483	254,372
Total revenues	664,646	788,125	2,098,245	1,921,977
Expenses:
Compensation and employee benefits	388,903	444,408	1,198,104	1,274,879
Equity-based compensation and allocations of net income to limited partnership units and FPUs	44,088	33,963	102,974	315,743
Total compensation and employee benefits	432,991	478,371	1,301,078	1,590,622
Operating, administrative and other	121,382	152,363	395,882	394,546
Fees to related parties	7,301	5,664	20,878	17,696
Depreciation and amortization	44,359	28,883	118,758	80,804
Total operating expenses	606,033	665,281	1,836,596	2,083,668
Other (loss) income, net	(128)	102,720	(101,432)	1,187,322
Income from operations	58,485	225,564	160,217	1,025,631
Interest expense, net	(7,281)	(8,498)	(24,074)	(26,034)
Income before income taxes and noncontrolling interests	51,204	217,066	136,143	999,597
Provision for income taxes	13,294	53,811	35,723	206,572
Consolidated net income	37,910	163,255	100,420	793,025
Less: Net income attributable to noncontrolling interests	9,946	34,707	23,572	191,627
Net income available to common stockholders	$27,964	$128,548	$76,848	$601,398
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$27,964	$128,549	$76,848	$595,198
Basic earnings per share	$0.16	$0.64	$0.42	$3.14
Basic weighted-average shares of common stock outstanding	177,231	199,413	183,311	189,317
Fully diluted earnings per share
Net income for fully diluted shares	$37,674	$128,549	$100,483	$595,198
Fully diluted earnings per share	$0.15	$0.63	$0.41	$3.06
Fully diluted weighted-average shares of common stock outstanding	243,469	205,281	248,067	194,320

(1)Includes a reduction for dividends on preferred stock or EPUs in the amount of $0.0 million and $6.2 million for the three and nine months ended September 30, 2021, respectively. (see Note 1 — “Organization and Basis of Presentation”).
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated net income	$37,910	$163,255	$100,420	$793,025
Foreign currency translation adjustments	(8,883)	(116)	(16,474)	(321)
Comprehensive income, net of tax	29,027	163,139	83,946	792,704
Less: Comprehensive income attributable to noncontrolling interests, net of tax	9,946	34,707	23,572	191,627
Comprehensive income available to common stockholders	$19,081	$128,432	$60,374	$601,077

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, July 1, 2022	$1,988	$212	$523,504	$1,572	$(440,444)	$1,121,150	$(9,116)	$322,136	$1,521,002
Consolidated net income	—	—	—	—	—	27,964	—	9,946	37,910
Foreign currency translation adjustments	—	—	—	—	—	—	(6,793)	(2,090)	(8,883)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPU's	—	—	—	—	—	—	—	—	—
Dividends to common stockholders	—	—	—	—	—	(5,358)	—	—	(5,358)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	5,882	5,882
Grant of exchangeability, redemption and issuance of Class A common stock, 691,844 shares	7	—	26,028	—	—	—	—	7,902	33,937
Contributions of capital to and from Cantor for equity-based compensation	—	—	(682)	—	—	—	—	(137)	(819)
Repurchase of 10,163,677 shares of Class A Common Stock	—	—	—	—	(86,936)	—	—	(18,329)	(105,265)
Restricted stock units compensation	—	—	4,714	—	—	—	—	994	5,708
Balance, September 30, 2022	$1,995	$212	$553,564	$1,572	$(527,380)	$1,143,756	$(15,909)	$326,304	$1,484,114

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2022	$1,940	$212	$487,447	$1,572	$(290,174)	$1,079,661	$(2,731)	$386,266	$1,664,193
Consolidated net income	—	—	—	—	—	76,848	—	23,572	100,420
Foreign currency translation adjustments	—	—	—	—	—	—	(13,178)	(3,296)	(16,474)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPU's, 208,726 units	—	—	—	—	—	—	—	863	863
Dividends to common stockholders	—	—	—	—	—	(12,753)	—	—	(12,753)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(54,024)	(54,024)
Grant of exchangeability, redemption and issuance of Class A common stock, 5,502,373 shares	55	—	57,022	—	—	—	—	15,161	72,238
Contributions of capital to and from Cantor for equity-based compensation	—	—	407	—	—	—	—	98	505
Repurchase of 23,217,195 shares of Class A Common Stock	—	—	—	—	(237,206)	—	—	(43,987)	(281,193)
Restricted stock units compensation	—	—	8,688	—	—	—	—	1,651	10,339
Balance, September 30, 2022	$1,995	$212	$553,564	$1,572	$(527,380)	$1,143,756	$(15,909)	$326,304	$1,484,114

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, July 1, 2021	$1,772	$212	$506,077	$1,572	$(87,940)	$805,721	$(2,192)	$345,999	$1,571,221
Consolidated net income	—	—	—	—	—	128,548	—	34,707	163,255
Foreign currency translation adjustments	—	—	—	—	—	—	(100)	(16)	(116)
Dividends to common stockholders	—	—	—	—	—	(2,001)	—	—	(2,001)
Non-controlling interest in Deskeo	—	—	—	—	—	—	—	13,464	13,464
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(1,154)	(1,154)
Grant of exchangeability, redemption and issuance of Class A common stock, 978,682 shares	135	—	(28,676)	—	—	—	—	(14,619)	(43,160)
Contributions of capital to and from Cantor for equity-based compensation	—	—	1,804	—	—	—	—	477	2,281
Repurchase of 6,307,802 shares of Class A Common Stock	—	—	—	—	(72,659)	—	—	(11,473)	(84,132)
Restricted stock units compensation	—	—	3,510	—	—	—	—	554	4,064
Balance, September 30, 2021	$1,907	$212	$482,715	$1,572	$(160,599)	$932,268	$(2,292)	$367,939	$1,623,722

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2021	$1,676	$212	$351,450	$1,572	$(40,531)	$342,764	$(2,094)	$266,098	$921,147
Consolidated net income	—	—	—	—	—	601,398	—	191,627	793,025
Foreign currency translation adjustments	—	—	—	—	—	—	(198)	(123)	(321)
Cantor purchase of Cantor units from Newmark upon redemption of FPU's, 1,008,731 units	—	—	—	—	—	—	—	4,025	4,025
Dividends to common stockholders	—	—	—	—	—	(5,694)	—	—	(5,694)
Non-controlling interest in Deskeo	—	—	—	—	—	—	—	13,464	13,464
Preferred dividend on EPUs	—	—	—	—	—	(6,200)	—	6,200	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	2,071	2,071
Grant of exchangeability, redemption and issuance of Class A common stock, 24,031,587 shares	231	—	102,067	—	—	—	—	60,359	162,657
Contributions of capital to and from Cantor for equity-based compensation	—	—	19,784	—	—	—	—	8,787	28,571
Repurchase of 10,800,143 shares of Class A Common Stock	—	—	—	—	(120,068)	—	—	(19,266)	(139,334)
Restricted stock units compensation	—	—	9,414	—	—	—	—	2,093	11,507
Redemption of EPU's	—	—	—	—	—	—	—	(167,396)	(167,396)
Balance, September 30, 2021	$1,907	$212	$482,715	$1,572	$(160,599)	$932,268	$(2,292)	$367,939	$1,623,722

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dividends declared per share of common stock	$0.03	$0.01	$0.09	$0.03
Dividends declared and paid per share of common stock	$0.03	$0.01	$0.07	$0.03
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$100,420	$793,025
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Gain on originated mortgage servicing rights	(98,378)	(98,820)
Depreciation and amortization	118,758	80,804
Nasdaq earn-out recognition	—	(1,108,012)
Provision/(reversals) for/of credit losses on the financial guarantee liability	588	(5,226)
Provision for doubtful accounts	5,538	4,597
Equity-based compensation and allocation of net income to limited partnership units and FPUs	102,974	315,742
Employee loan amortization	60,974	53,993
Deferred tax (benefit) provision	(94)	1,084
Non-cash changes in acquisition related earn-outs	1,173	973
Unrealized (gains) on loans held for sale	36,271	(15,810)
Unrealized (gains) on investments	—	(27,825)
Realized loss (gain) on marketable securities	7,470	(16,472)
Unrealized loss (gain) on marketable securities	80,413	(41,485)
Unrealized loss (gains) on non-marketable investments	13,944	(2,531)
Change in valuation of derivative asset	—	12,183
Loan originations—loans held for sale	(5,803,501)	(5,997,086)
Loan sales—loans held for sale	5,858,850	5,899,509
Other	1,650	2,670
Consolidated net income, adjusted for non-cash and non-operating items	487,050	(148,687)
Changes in operating assets and liabilities:
Receivables, net	59,518	(135,300)
Loans, forgivable loans and other receivables from employees and partners	(100,591)	(49,469)
Right of use asset	(1,743)	5,318
Receivable from related parties	8,262	—
Other assets	(53,238)	62,812
Accrued compensation	(102,376)	(119,304)
Right of use liability	11,713	(3,360)
Accounts payable, accrued expenses and other liabilities	(40,793)	64,482
Payables to related parties	(3,067)	(3,049)
Net cash provided by operating activities	264,735	(326,557)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(64,247)	(58,933)
Proceeds from the sale of marketable securities	437,820	495,703
Purchase of marketable securities	(32)	—
Purchase of non-marketable investments	(2,723)	(1,500)
Purchases of fixed assets	(40,015)	(11,282)
Net cash provided by investing activities	330,803	423,988
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	5,803,501	5,997,086
Principal payments on warehouse facilities	(5,837,842)	(5,873,958)
Proceeds from the sale of limited partnership interests	—	4,025
Borrowing of debt	—	55,000
Repayment of debt	—	(195,000)
Repurchase agreements and securities loaned	(140,007)	106,722
Redemption and repurchase of limited partnership interests	—	(2,321)
Treasury stock repurchases	(281,193)	(139,334)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(74,713)	(14,370)
Dividends to stockholders	(12,753)	(5,696)
Payments on acquisition earn-outs	(6,453)	(41,329)
Deferred financing costs	(5,040)	(1,450)
Net cash used in financing activities	(554,500)	(110,625)
Net increase in cash and cash equivalents and restricted cash	41,038	(13,194)
Cash and cash equivalents and restricted cash at beginning of period	266,500	258,399
Cash and cash equivalents and restricted cash at end of period	$307,538	$245,205

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,642	$19,157
Taxes	$86,513	$38,139
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$87,449	$511,056

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

Nasdaq Monetization Transactions
On June 28, 2013, BGC Partners, Inc. ("BGC") had sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc. ("Nasdaq"). The total consideration received in the transaction included $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 shares of Nasdaq shares to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year (the “Nasdaq Earn-out”). The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. From September of 2017 through March 31, 2022, Newmark received 10.2 million shares of Nasdaq. Over this period, Newmark sold 7.6 million shares of Nasdaq and delivered 2.6 million shares of Nasdaq to the Royal Bank of Canada ("RBC"), and recognized $1,474.2 million of realized gains and dividend income. Newmark did not hold any Nasdaq shares as of September 30, 2022. See below for further discussion and Note 7 — “Marketable Securities” for additional information.

Exchangeable Preferred Partnership Units and Nasdaq Forward Contracts
On June 18, 2018 and September 26, 2018, Newmark OpCo issued approximately 175.0 million and 150.0 million of exchangeable preferred partnership units (“EPUs”), respectively, in private transactions to RBC (together the “Newmark OpCo Preferred Investment”). Newmark received $266.1 million of cash in 2018 with respect to these transactions. The EPUs were issued in four tranches and were separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock is subject to the special purpose vehicle's (the “SPVs”) option to settle the postpaid forward contracts as described below. As the EPUs represented equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of changes in equity. The EPUs were entitled to a preferred payable-in-kind dividend, which was recorded as accretion to the carrying amount of the EPUs through Retained earnings on the accompanying unaudited condensed consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, an SPV that is a consolidated subsidiary of Newmark entered into variable postpaid forward contracts with RBC (together, the “Nasdaq Forwards”). The SPV is an indirect subsidiary of Newmark whose sole assets are the Nasdaq Earn-outs for 2019 through 2022. Each of the Nasdaq Forwards provided the SPV the option to settle using up to 992,247 Nasdaq shares, to be received by the SPV pursuant to the Nasdaq Earn-out shares to be received (see Note 7 — “Marketable Securities”), or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022.

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

Acceleration of Nasdaq Earn-out
On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021 included in “Other (loss) income, net” for the three months ended June 30, 2021. Newmark has no remaining Nasdaq shares as of September 30, 2022.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the third and the fourth Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021. Newmark had no remaining Nasdaq Forward contracts as of September 30, 2022.

2021 Equity Event and Share Count Reduction
In connection with the acceleration of the Nasdaq Earn-out, on June 28, 2021, the Compensation Committee of Newmark’s Board of Directors (the "Compensation Committee") approved a plan to expedite the tax deductible exchange and redemption of a substantial number of limited partnership units held by partners of the Company (the "2021 Equity Event"). The 2021 Equity Event also accelerated certain compensation expenses resulting in $428.6 million of compensation charges. These charges, along with the use of $101.0 million of net deferred tax assets, offset a significant percentage of the Company's taxes related to the 2021 Equity Event. These partnership units were settled using a $12.50 share price. In July 2021, the Compensation Committee approved increasing to $13.01 the price to settle certain units.

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

“Equity-based compensation and allocations of net income to limited partnership units and FPUs” reflects the following items related to cash and equity-based compensation:
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

Newmark receives administrative services to support its operations, and in return, Cantor allocates certain of its expenses to Newmark. Such expenses represent costs related, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor's overhead costs, are included as expenses on the accompanying unaudited condensed consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on a services agreement with Cantor which reflects the utilization of service provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor. Actual costs that would have been incurred if Newmark had performed the services itself would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure (see Note 27 — “Related Party Transactions” for an additional discussion of expense allocations).

Transfers of cash, both to and from Cantor, as well as amounts due to Newmark from BGC are included in “Receivables from related parties" or "Payables to related parties” on the accompanying unaudited condensed consolidated balance sheets and as part of the change in payments to and borrowings from related parties in the financing section prior to the Spin-Off and in the operating section after the Spin-Off on the accompanying unaudited condensed consolidated statements of cash flows.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the contribution ratio (as hereafter defined), which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from

Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of September 30, 2022, the exchange ratio equaled 0.9365.

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

Exchangeable Preferred Limited Partnership Units
The EPUs were issued in four tranches and were separately convertible by either RBC or Newmark into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the four tranches, respectively. As the EPUs represented equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the unaudited condensed consolidated statements of changes in equity. The EPUs were entitled to a preferred payable-in-kind dividend, which was recorded as accretion to the carrying amount of the EPUs through retained earnings on the accompanying unaudited condensed consolidated statements of changes in equity and are reductions to “Net income available to common stockholders” for the purpose of calculating earnings per share. (See Note 1 — “Organization and Basis of Presentation” for additional information). As of September 30, 2022, there were no EPUs outstanding.

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued Compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of September 30, 2022 are exchangeable for 24.6 million shares of Newmark Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the exchange ratio at that time. As of September 30, 2022, the exchange ratio equaled 0.9365.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies,” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2021. There were no significant changes made to Newmark’s significant accounting policies during the three and nine months ended September 30, 2022.

Revenue Recognition:

Management Services, Servicing Fees and Other:
Management services revenues include property management, facilities management, project management and valuation and appraisal. Management fees are recognized at the time the related services have been performed, unless future contingencies exist. This also includes revenue from the licensing of flexible workspaces to its customers by Knotel and Deskeo. In addition, in regard to management and facility service contracts, the owner of the property will typically reimburse Newmark for certain expenses that are incurred on behalf of the owner, which comprise primarily on-site employee salaries and related benefit costs. The amounts which are to be reimbursed per the terms of the services contract are recognized as revenue in the same period as the related expenses are incurred. In certain instances, Newmark subcontracts property management services to independent property managers, in which case Newmark passes a portion of its property management fee on to the subcontractor, and Newmark retains the balance. Accordingly, Newmark records these fees gross of the amounts paid to subcontractors, and the amounts paid to subcontractors are recognized as expenses in the same period.

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

Financial guarantee liability:
Newmark's adoption of ASC 326 impacted the expected credit loss reserving methodology for the financial guarantee liability provided to Fannie Mae under the Delegated Underwriting and Servicing (“DUS”) Program and Freddie Mac’s Targeted Affordable Housing Program (“TAH”). The expected credit loss is modeled based on Newmark's historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the three and nine months ended September 30, 2022, there was an increase in the CECL related provision of $0.7 million and $0.6 million, respectively. During the three and nine months ended September 30, 2021, there was a reduction in the CECL related provision of $1.1 million and $5.2 million, respectively. As of September 30, 2022 and December 31, 2021, respectively, the balance of the financial guarantee liabilities was $26.6 million and $26.0 million, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the three and nine months ended September 30, 2022, there was an increase in the CECL related provision of $0.9 million and $5.5 million, respectively. During the three and nine months ended September 30, 2021, there was an increase in the CECL related provision of $0.5 million and $4.6 million, respectively. The balance of the reserve was $22.0 million and $16.7 million, respectively, as of September 30, 2022 and December 31, 2021 and is included in "Receivables, net" on the accompanying unaudited condensed consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of September 30, 2022 and December 31, 2021, the balance of this reserve was $3.8 million, and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets.

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

Reclassifications:
The Company has made reclassifications to prior period balances to conform to current period presentation. These reclassifications had no effect on the reported results of operations. Beginning with the period ended March 31, 2022, the Company adjusted the revenue presentation in the unaudited condensed consolidated statement of operations. "Gains from mortgage banking activities/origination, net" has been combined with mortgage brokerage revenues as "Commercial mortgage origination, net", while "Investment sales" is a stand-alone line-item. For the three and nine months ended September 30, 2021, $43.3 million and $105.7 million, respectively, was reclassified from "Commissions" to "Commercial mortgage origination, net."

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management services, servicing fees and other	$222,379	$244,469	$689,183	$651,729
Leasing and other commissions	219,903	231,532	631,681	563,311
Investment sales	131,731	208,786	492,898	452,565
Commercial mortgage origination, net	90,633	103,338	284,483	254,372
Revenues	$664,646	$788,125	$2,098,245	$1,921,977

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

For the nine months ended September 30, 2022, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisition, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Purchase Price
Contingent Consideration	7,322
Cash and stock issued at closing	65,534
Total	$72,856

Allocations
Cash	$1,286
Goodwill	50,756

Other intangible assets, net	19,633
Receivables, net	3,625
Other assets	290
Right-of-use Assets	4,305
Right-of-use Liabilities	(4,305)
Accrued Compensation	(2,175)
Accounts payable, accrued expenses and other liabilities	(559)
Total	$72,856

The total consideration for the acquisitions during the nine months ended September 30, 2022, was $72.9 million in total fair value comprising cash of $65.5 million and an assumed liability of $7.3 million. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $50.8 million, of which approximately $39.4 million is deductible by Newmark for tax purposes.

These acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquisitions have been included on the accompanying unaudited condensed consolidated financial statements subsequent to the respective dates of acquisition, which in aggregate contributed $8.3 million to Newmark’s revenues for the nine months ended September 30, 2022.

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

On September 6, 2021, Newmark acquired a majority stake in the start-up Space Management (DBA "Deskeo"), France's leader in flexible and serviced workspace for enterprise clients. Based in Paris, France, Deskeo added over 50 locations to Newmark's international flexible office portfolio.

In November 2021, Newmark completed the acquisition of a U.S. based real estate property management services firm.

As of September 30, 2022, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisitions which occurred in 2021:

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

(5)    Earnings Per Share and Weighted-Average Shares Outstanding

U.S. GAAP guidance — Earnings (Loss) Per Share provides guidance on the computation and presentation of earnings (loss) per share (“EPS”). Basic EPS excludes dilution and is computed by dividing Net income available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to Newmark’s outstanding common stock, FPUs, limited partnership units and Cantor units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). In addition, in relation to the Newmark OpCo Preferred Investment, the EPUs issued in June 2018 and September 2018 were entitled to a preferred payable-in-kind dividend which is recorded as accretion to the carrying amount of the EPUs and was a reduction to net income available to common stockholders for the calculation of Newmark’s basic earnings per share and fully diluted earnings per share.

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings per share:
Net income available to common stockholders (1)	$27,964	$128,549	$76,848	$595,198
Basic weighted-average shares of common stock outstanding	177,231	199,413	183,311	189,317
Basic earnings per share	$0.16	$0.64	$0.42	$3.14
(1)Includes a reduction for dividends on preferred stock or EPUs in the amount of $0.0 million and $6.2 million for the three and nine months ended September 30, 2021, respectively (see Note 1 — “Organization and Basis of Presentation”).

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fully diluted earnings per share:
Net income available to common stockholders	$27,964	$128,549	$76,848	$595,198
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	9,710	—	23,635	—
Net income for fully diluted shares	$37,674	$128,549	$100,483	$595,198
Weighted-average shares:
Common stock outstanding	177,231	199,413	183,311	189,317
Partnership units (1)	61,501		58,899	—
RSUs (Treasury stock method)	2,604	4,696	3,809	3,816
Newmark exchange shares	2,133	1,172	2,048	1,187
Fully diluted weighted-average shares of common stock outstanding	243,469	205,281	248,067	194,320
Fully diluted earnings per share	$0.15	$0.63	$0.41	$3.06
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor and BGC units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three and nine months ended September 30, 2022, 0.9 million and 0.9 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2021, 52.5 million and 73.6 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Redemptions

As of September 30, 2022, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares outstanding at beginning of period	160,002,640	179,736,458	168,272,371	161,175,894
Share issuances:
LPU redemption/exchange (1)	421,320	968,762	3,751,231	3,960,927
Issuance of Class A common stock for Newmark RSUs	297,266	254,735	1,686,307	1,498,343
Other	(26,742)	(244,815)	38,093	18,572,317
Treasury stock repurchases	(10,163,677)	(6,307,802)	(23,217,195)	(10,800,143)
Shares outstanding at end of period	150,530,807	174,407,338	150,530,807	174,407,338
(1)Because they were included in Newmark’s fully diluted share count, if dilutive, any exchange of LPUs into Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of September 30, 2022 and December 31, 2021, there were 21.3 million shares of Newmark Class B common stock outstanding.

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

From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three and nine months ended September 30, 2022, Newmark repurchased 10,163,677 and 23,217,195 shares of Class A common stock, respectively, at an average price of $10.36 and $12.10, respectively. As of September 30, 2022, Newmark had $146.9 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's unit redemptions and share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares of Newmark's Class A common stock. The gross unit redemptions and share repurchases of Newmark's Class A common stock during the nine months ended September 30, 2022 were as follows (in thousands except units, shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2022 - March 31, 2022	1,682,871	$18.35
April 1, 2022 - June 30, 2022	11,370,647	$12.75
July 2022	2,390,179	$10.19
August 2022	3,337,037	$10.68
September 2022	4,436,461	$10.20
Total Repurchases	23,217,195	$12.10	$146,927

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	September 30, 2022	December 31, 2021
Balance at beginning of period:	$20,947	$20,045
Income allocation	1,892	4,532
Distributions of income	(4,468)	(1,215)
Redemptions	—	(2,169)
Issuance and other	(1,417)	(246)
Balance at end of period	$16,954	$20,947

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

In connection with the Nasdaq Earn-out, Newmark received 992,247 shares during the years ended December 31, 2017 through 2020. In accordance with the terms of the agreement, Newmark would recognize the remaining Nasdaq Earn-out of up to 6,945,729 shares of Nasdaq shares ratably over approximately the next 7 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the closing of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021 included in “Other (loss) income, net” for the three months ended June 30, 2021.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021, and retained 5,278,011 Nasdaq shares. Newmark had no remaining Nasdaq Forward contracts as of September 30, 2022.

Newmark sold 2,780,180 shares of Nasdaq during the third and fourth quarter of 2021, and during the three months ended March 31, 2022, Newmark sold all of its remaining 2,497,831 shares of Nasdaq. The gross proceeds of the Nasdaq shares sold were $437.8 million for the nine months ended September 30, 2022. Newmark recorded realized losses on the mark-to-market of these securities of $7.5 million for the nine months ended September 30, 2022. Newmark recorded unrealized losses on the mark-to-market of these securities of $80.1 million for the nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, Newmark sold 3,458,515 and 3,709,257 of the Nasdaq shares. The gross proceeds of the Nasdaq shares sold were $460.3 million and $495.7 million for the three and nine months ended September 30, 2021, respectively. Newmark recorded realized gains on the mark-to-market of these securities of $11.8 million and $16.5 million for the three and nine months ended September 30, 2021, respectively. Newmark recorded unrealized gains on the mark-to-market of these securities of $58.1 million and $41.5 million for the three and nine months ended September 30, 2021, respectively. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2022, Newmark had $1.0 million marketable securities in a public entity on the accompanying unaudited condensed consolidated balance sheets.

As of December 31, 2021, Newmark had $524.6 million included in “Marketable securities” on the accompanying unaudited condensed consolidated balance sheets (see Note 20 — “Collateralized Transactions”).

On August 2, 2021, a subsidiary of Newmark, Newmark OpCo, entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with CF Secured, LLC (“CF Secured”), an affiliate of Cantor, pursuant to which Newmark could seek, from time-to-time, to execute short-term secured financing transactions. The Company, under the Repurchase Agreement, could seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, under the Repurchase Agreement, and agreed to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest. Pursuant to the Repurchase Agreement, as of December 31, 2021 the Company had 866,791 Nasdaq shares pledged in the amount of $182.0 million, against which Newmark received $140.0 million. The $140.0 million amount received from CF Secured is included in "Repurchase agreements and securities loaned" on the accompanying unaudited condensed consolidated balance sheets (see Note 20 — "Repurchase Agreements and Securities Loaned" and Note 27 — “Related Party Transactions”). As of September 30, 2022, Newmark had no shares pledged.

(8)    Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. Newmark recognized equity (loss) income of $0.1 million for the three and nine months ended September 30, 2022 and 2021. Equity (loss) income is included in "Other income, net" on the accompanying unaudited condensed consolidated statements of operations. Newmark did not receive any distributions for the three and nine months ended September 30, 2022 and 2021, respectively. The carrying value of this investments was $88.4 million and $88.3 million as of September 30, 2022 and December 31, 2021, respectively. On July 20, 2022, Newmark exercised its redemption option and expects to receive approximately $88.4 million from Cantor on or prior to July 20, 2023.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies (see Note 4 — “Acquisitions”).

For the three and nine months ended September 30, 2022, Newmark recorded unrealized losses related to these investments of $1.3 million and $15.2 million, respectively. Newmark recorded gains of $2.5 million relating to these investments for the nine months ended September 30, 2021. Newmark did not record realized gains or losses related to these investments for the three months ended September 30, 2021. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. The carrying value of these investments were $7.5 million and $20.0 million as of September 30, 2022 and December 31, 2021, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

(9)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of September 30, 2022 and December 31,

2021, Newmark had met all capital requirements. As of September 30, 2022 and December 31, 2021, the most restrictive capital requirement was the net worth requirement of the Federal National Mortgage Association (“Fannie Mae”). Newmark exceeded the minimum requirement by $415.1 million and $400.5 million, respectively, as of September 30, 2022 and December 31, 2021.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) allow Newmark to service loans under TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of September 30, 2022 and December 31, 2021, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $1.1 million and $0.9 million as of September 30, 2022 and December 31, 2021, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	September 30, 2022	December 31, 2021
Cost Basis	$1,017,130	$1,051,220
Fair Value	980,859	1,072,479

As of September 30, 2022 and December 31, 2021, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of September 30, 2022 and December 31, 2021, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income on loans held for sale	$7,180	$5,392	$17,286	$13,326
Gains (loss) recognized on change in fair value on loans held for sale	(48,098)	9,989	(36,271)	15,810

(11)    Derivatives

Newmark accounts for its derivatives at fair value and recognizes all derivatives as either assets or liabilities on the accompanying unaudited condensed consolidated balance sheets. In its normal course of business, Newmark enters into commitments to extend credit for mortgage loans at a specific rate (rate lock commitments) and commitments to deliver these loans to third-party investors at a fixed price (forward sale contracts). In addition, Newmark had previously entered into the Nasdaq Forwards (see Note 1 - "Organization and Basis of Presentation") that are accounted for as derivatives.

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	September 30, 2022			December 31, 2021
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$5,076	$15,250	$269,737	$3,956	$2,836	$174,787
Forward sale contracts	67,525	—	1,286,867	4,544	2,180	1,226,007
Total	$72,601	$15,250	$1,556,604	$8,500	$5,016	$1,400,794
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Commercial mortgage origination, net” on the accompanying unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $0.7 million and $0.5 million of expenses (income) for the three months ended September 30, 2022 and 2021, respectively, and $0.9 million and $1.7 million of expenses for the nine months ended September 30, 2022 and 2021, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gain (loss) recognized in income for derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Derivatives not designed as hedging instruments:
Rate lock commitments	Commercial mortgage origination, net	(4,104)	(8,001)	(9,271)	11,842
Rate lock commitments	Compensation and employee benefits	(679)	488	(903)	(1,689)
Forward sale contracts	Commercial mortgage origination, net	58,001	13,904	67,525	6,600
Total		$53,218	$6,391	$57,351	$16,753

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the “Accounts payable, accrued expenses and other liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

(12)    Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability

Newmark was a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provided Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss-sharing (see Note 23 — “Financial Guarantee Liability”) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman also reimbursed Newmark for any losses incurred due to violation of underwriting and servicing agreements that occurred prior to March 9, 2012. In accordance within the terms of the CEA, Newmark paid all amounts due to the DB Entities on March 23, 2021 fulfilling the Company's obligations under the agreement. For the three and nine months ended September 30, 2022 and 2021, there were no reimbursements under the CEA.

Newmark's servicing portfolio consisted of the following loss-sharing components (in thousands):

	September 30, 2022	December 31, 2021
Total credit risk loan portfolio	$27,175,759	$25,764,721

Maximum pre-credit enhancement loss exposure	$8,243,515	$7,785,850
Maximum DB Cayman credit protection	—	—
Maximum loss exposure without any form of credit protection	$8,243,515	$7,785,850

Credit enhancement receivable

As of September 30, 2022 and December 31, 2021, there were no credit enhancement receivables.

Credit enhancement deposit
The CEA required the DB Entities to deposit $25.0 million into Newmark’s Fannie Mae restricted liquidity account (see Note 9 — “Capital and Liquidity Requirements”). On March 23, 2021, Newmark returned the credit enhancement deposit of $25.0 million to the DB Entities.

Contingent liability
Under the CEA, Newmark was required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25.0 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. On March 23, 2021, Newmark paid DB Cayman the entire outstanding amount. As of September 30, 2022 and December 31, 2021, there was no contingent liability.

(13)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues from contracts with customers:
Leasing and other commissions	$219,903	$231,532	$631,681	$563,311
Investment sales	131,731	208,786	492,898	452,565
Mortgage brokerage and debt placement	41,792	43,308	138,407	105,688
Management services	163,831	198,539	530,220	524,519
Total	557,257	682,165	1,793,206	1,646,083
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	27,386	33,644	88,357	88,175
Loan originations related fees and sales premiums, net	21,455	26,386	57,719	60,508
Servicing fees and other	58,548	45,930	158,963	127,211
Total	$664,646	$788,125	$2,098,245	$1,921,977
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at September 30, 2022 and December 31, 2021 was $2.4 million and $3.7 million, respectively. During the nine months ended September 30, 2022 and 2021, Newmark recognized revenue of $2.5 million and $1.6 million, respectively, that was recorded as deferred revenue at the beginning of the period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues that have not yet been recognized as revenue as of September 30, 2022, that will be recognized as revenue in future periods over the life of the customer contracts, in accordance with ASC 606, is approximately $173.9 million. Over half of the remaining performance obligation as of September 30, 2022 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years at September 30, 2022 are as follows (in thousands):

2022	$31,919
2023	76,835
2024	35,168
2025	14,949
2026	7,071
Thereafter	7,922
Total	$173,864

(14)    Commercial Mortgage Origination, Net

Commercial mortgage origination, net consists of the following activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fair value of expected net future cash flows from servicing recognized at commitment, net	$27,386	$33,644	$88,357	$88,175
Loan originations related fees and sales premiums, net	21,455	26,386	57,719	60,508
Mortgage brokerage and debt placement	41,792	43,309	138,407	105,689
Total	$90,633	$103,339	$284,483	$254,372

(15)     Mortgage Servicing Rights, Net

    The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Servicing Rights	2022	2021	2022	2021
Beginning Balance	$577,948	$544,725	$563,488	$528,983
Additions	26,752	28,246	98,378	98,820
Amortization	(29,793)	(28,760)	(86,959)	(83,592)
Ending Balance	$574,907	$544,211	$574,907	$544,211

Valuation Allowance
Beginning Balance	$(9,268)	$(18,319)	$(13,186)	$(34,254)
Decrease (increase)	321	8,031	4,239	23,966
Ending Balance	$(8,947)	$(10,288)	$(8,947)	$(10,288)
Net Balance	$565,960	$533,923	$565,960	$533,923

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Servicing fees	$37,333	$35,444	$110,367	$102,534
Escrow interest and placement fees	6,870	1,117	10,276	3,168
Ancillary fees	6,830	3,533	19,986	7,352
Total	$51,033	$40,094	$140,629	$113,054

 Newmark’s primary servicing portfolio at September 30, 2022 and December 31, 2021 was $69.1 billion and $68.4 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $1.8 billion and $2.0 billion at September 30, 2022 and December 31, 2021, respectively.

The estimated fair value of the MSRs at September 30, 2022 and December 31, 2021 was $655.3 million and $608.0 million, respectively.

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

The discount rates used in measuring fair value for the nine months ended September 30, 2022 and year ended December 31, 2021 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $18.2 million and $35.6 million, respectively, at September 30, 2022 and by $18.0 million and $35.1 million, respectively, at December 31, 2021.

(16)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2021	$560,332
Acquisitions	97,168
Measurement period and currency translation adjustments	(369)
Balance, December 31, 2021	657,131
Acquisitions	50,756
Measurement period and currency translation adjustments	(9,205)
Balance, September 30, 2022	$698,682

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2021, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	September 30, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,578	(7,521)	5,057	2.8
Non-contractual customers	30,131	(14,460)	15,671	8.8
License agreements	4,981	(4,981)	—	0.0
Non-compete agreements	9,402	(4,794)	4,608	3.3
Contractual customers	46,628	(8,621)	38,007	6.2
Other	6,607	(3,362)	3,245	12.0
Total	$127,067	$(43,739)	$83,328	6.2

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,765	(6,021)	6,744	3.7
Non-contractual customers	30,131	(12,815)	17,316	9.4
License agreements	4,981	(4,981)	—	0.0
Non-compete agreements	6,558	(3,898)	2,660	3.5
Contractual customers	33,731	(3,822)	29,909	7.0
Other	4,552	(1,722)	2,830	5.3
Total	$109,458	$(33,259)	$76,199	7.1

Intangible amortization expense for the three months ended September 30, 2022 and 2021 was $3.5 million and $2.4 million, respectively, and $10.9 million and $6.5 million for the nine months ended September 30, 2022 and 2021, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

    The estimated future amortization of definite life intangible assets as of September 30, 2022 was as follows (in thousands):

2022	$3,339
2023	13,799
2024	13,142
2025	11,441
2026	8,176
Thereafter	16,691
Total	$66,588

(17)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements, furniture and fixtures, and other fixed assets	$199,557	$184,704
Software, including software development costs	43,687	32,851
Computer and communications equipment	29,680	27,382
Total, cost	272,924	244,937
Accumulated depreciation and amortization	(124,380)	(109,181)
Total, net	$148,544	$135,756

Depreciation expense for the three months ended September 30, 2022 and 2021 was $12.2 million and $6.4 million, respectively, and $27.3 million and $16.5 million for the nine months ended September 30, 2022 and 2021, respectively. Newmark recorded $2.7 million and $3.5 million impairment for the three and nine months ended September 30, 2022, respectively. Newmark did not record any impairment for the three and nine months ended September 30, 2021. The impairment charge is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

Capitalized software development costs for the three months ended September 30, 2022 was $7.1 million. There were no capitalized software development costs recorded for the three months ended September 30, 2021. Capitalized software development costs were $9.1 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization of software development costs totaled $0.8 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively and $1.5 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.
(18)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from 1 to 16 years, some of which include options to extend the leases in 5 to 10 years increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply the judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of September 30, 2022.

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

Operating lease costs were $31.9 million and $27.2 million for the three months ended September 30, 2022 and 2021, respectively, and $88.6 million and $60.7 million for the nine months ended September 30, 2022 and 2021, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the nine months ended September 30, 2022 and 2021, included payments of $81.4 million and $58.7 million for operating lease liabilities, respectively. As of September 30, 2022 and December 31, 2021, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three and nine months ended September 30, 2022 and 2021, respectively, Newmark had short-term lease expense of $0.2 million and $0.9 million, respectively, and $0.5 million and $1.2 million, respectively. For the three and nine months ended September 30, 2022 and 2021, respectively, Newmark had sublease income of $0.2 million and $0.7 million, respectively, and $0.1 million and $0.6 million, respectively. Newmark recorded a $2.6 million impairment for the three and nine months ended September 30, 2022. The impairment charge is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

The weighted-average discount rate as of September 30, 2022 and December 31, 2021 was 4.43% and 3.95% and the remaining weighted-average lease term was 7.4 years and 7.4 years, respectively.

As of September 30, 2022 and December 31, 2021, Newmark had operating lease Right-of-use assets of $612.7 million and $606.6 million, respectively, and operating lease Right-of-use liabilities of $87.0 million and $82.0 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $597.1 million and $586.1 million, respectively, recorded in “Right-of-use liabilities”, on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended September 30, 2022 and 2021, were $35.9 million and $29.7 million, respectively, and $107.9 million and $62.9 million for the nine months ended September 30, 2022 and 2021, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues that have not yet been recognized as revenue as of September 30, 2022, that will be recognized as revenue in future periods over the life of the customer contracts, in accordance with ASC 606, is approximately $173.9 million. Over half of the remaining performance obligation as of September 30, 2022 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2033. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements were as follows (in thousands):

	September 30, 2022	December 31, 2021
2022	$30,538	$113,822
2023	120,052	112,840
2024	116,347	106,038
2025	112,132	101,211
2026	108,730	96,493
Thereafter	353,409	274,764
Total lease payments	841,208	805,168
Less: Interest	157,148	137,141
Present value of lease liability	$684,060	$668,027

(19)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Derivative assets	$72,601	$8,501
Equity method investment	88,438	—
Prepaid expenses	37,909	36,422
Other taxes	14,820	17,383
Rent and other deposits	18,417	20,471
Other	3,399	560
Total	$235,584	$83,337

Other assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Deferred tax assets	$70,285	$70,191
Equity method investment	—	88,308
Non-marketable investments	7,512	20,017
Other	27,950	33,965
Total	$105,747	$212,481

(20)    Repurchase Agreements and Securities Loaned

Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchase, including accrued interest. As of December 31, 2021, Newmark had securities loaned with Cantor of $140.0 million. The market value of the securities loaned was $182.0 million as of December 31, 2021. The cash collateral received from Cantor bore an interest rate of 0.95% as of December 31, 2021. As of September 30, 2022, there were no repurchase agreements and securities loaned on the accompanying unaudited condensed consolidated balance sheet.

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

Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at September 30, 2022	Balance at December 31, 2021	Stated Spread to One-Month LIBOR/SOFR(4)	Rate Type
Warehouse facility due June 14, 2023 (1)	$450,000	$—	$189,620	$243,659	135 bps	Variable
Warehouse facility due June 14, 2023 (1)	—	300,000	—	135,601	135 bps	Variable
Warehouse facility due September 25, 2023	300,000	—	109,223	193,091	130 bps	Variable
Warehouse facility due September 25, 2023	—	100,000	—	—	130 bps	Variable
Warehouse facility due October 7, 2022 (2) (3)	600,000	—	577,600	384,571	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	139,909	93,771	115 bps	Variable
Total	$1,350,000	$800,000	$1,016,352	$1,050,693
(1)The warehouse line established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month SOFR plus 190 bps. There were no outstanding draws under this sublimit as of September 30, 2022.
(2)This line was temporarily increased by $100 million to $700 million for the period September 30, 2022 to October 7, 2022.
(3)This line was renewed on October 7, 2022. The maturity date was extended to October 6, 2023. The committed amount was increased to $800 million and the stated spread is now to SOFR.
(4)The spread for the warehouse line due October 7, 2022 is to LIBOR. The Fannie Mae repurchase line and the other warehouse lines are to SOFR.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of September 30, 2022 and December 31, 2021, respectively.

The borrowing rates on the warehouse facilities are based on short-term LIBOR or SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)    Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
6.125% Senior Notes	$547,141	$545,239
Credit Facility	—	—
Total	$547,141	$545,239
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

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal balance	$550,000	$550,000
Less: debt issue cost	1,441	2,404
Less: debt discount	1,418	2,357
Total	$547,141	$545,239

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$8,740	$8,720	$26,204	$26,146
Debt issue cost amortization	321	321	963	963
Debt discount amortization	318	298	938	881
Total	$9,379	$9,339	$28,105	$27,990

Debt Repurchase Program
On June 16, 2020, the Newmark Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by Newmark of up to $50.0 million of Newmark’s 6.125% Senior Notes and any future debt securities issued by the Company.

As of September 30, 2022, Newmark had $50.0 million remaining under its debt repurchase authorization.

Credit Facility
On November 28, 2018, Newmark entered into a credit agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent (the “Credit Agreement”). The Credit Agreement provided for a $250.0 million three-year unsecured senior revolving credit facility (the “Credit Facility”). Borrowings under the Credit Facility bore an annual interest rate equal to, at Newmark’s option, either (a) LIBOR for specified periods, or upon the consent of all Lenders, such other period that is 12 months or less, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.5%, (ii) the prime rate as established by the administrative agent, and (iii) one-month LIBOR plus 1.0%, plus an applicable margin. The applicable margin was 2.0% with respect to LIBOR borrowings and could range from 1.25% to 2.25% in (a) above and was 1.00% with respect to base rate borrowings and could range from 0.25% to 1.25% in (b) above, depending upon Newmark’s credit rating. The Credit Facility also provided for an unused facility fee.

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

On March 16, 2020, Newmark entered into a second amendment to the Credit Agreement, increasing the size of the Amended Credit Facility to $465.0 million (the "Second Amended Credit Facility"). The annual interest rate on the Second Amended Credit Facility was LIBOR plus 1.75%, subject to a pricing grid linked to Newmark’s credit ratings from S&P Global Ratings and Fitch. In July 2021, Newmark paid the $140.0 million outstanding on the Credit Facility.

On March 10, 2022, Newmark entered into the A&R Credit Agreement, which amended and restated the Credit Agreement, as amended. Pursuant to the A&R Credit Agreement, the Lenders agreed to: (a) increase the amount available to the Company under the Credit Facility to $600.0 million, (b) extend the maturity date of the Credit Facility to March 10, 2025, and (c) improve pricing to 1.50% per annum with respect to Term SOFR (as defined in the A&R Credit Agreement) borrowings.

As of September 30, 2021, borrowings under the Credit Facility carried an interest rate of 1.84%, with a weighted-average interest rate of 0.42%. As of September 30, 2022, there were no borrowings under the Credit Facility. Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest (expense) income, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$—	$150	$—	$1,341
Debt issue cost amortization	—	275	—	826
Unused facility fee	328	276	962	695
Total	$328	$701	$962	$2,862

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

At September 30, 2022, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $27.2 billion with a maximum potential loss of $8.2 billion. At December 31, 2021, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $25.8 billion with a maximum potential loss of approximately $7.8 billion. As of September 30, 2022 and December 31, 2021, there were no loans covered by the CEA.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the three and nine months ended September 30, 2022, there was an increase to the reserve by $0.7 million and $0.6 million, respectively. For the three and nine months ended September 30, 2021, there was an increase to the reserve of $1.1 million and decrease to the reserve by $5.2 million, respectively. A loan is considered to be delinquent once it is 60 days past due. As of September 30, 2022, there was one loan in foreclosure with an outstanding principal balance of $22.8 million, with a maximum loss exposure of $7.6 million. Proceeds from the liquidation of the assets are estimated to be approximately $20.0 million based on current estimates of fair value. Newmark’s share of the loss would approximate $1.5 million. As of September 30, 2022, there was one delinquent loan that had an outstanding principal balance of $7.3 million, with a maximum loss exposure of $2.4 million. Proceeds from the liquidation of the asset are estimated to be approximately $4.2 million based on current estimate of fair value. Newmark's share of the loss would approximate $1.1 million. As of December 31, 2021, there were two loans in the credit risk portfolio with outstanding principal balances of $33.6 million, with a maximum loss exposure of $11.2 million, that were delinquent. If both delinquent loans resulted in a loss event, proceeds from the liquidation of the assets are estimated to be approximately $28.4 million based on estimates of fair value at December 31, 2021. Newmark's share of the loss would approximate $2.3 million. As of September 30, 2022 and December 31, 2021, no actual losses were incurred.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2021	$29,581
Provision for expected credit losses	(3,592)
Balance, December 31, 2021	25,989
Provision for expected credit losses	588
Balance, September 30, 2022	$26,577

(24)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 23 — “Financial Guarantee Liability”). As of September 30, 2022, 20% and 11% of $8.2 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2021, 20% and 13% of $7.8 billion of the maximum loss was for properties located in California and Texas, respectively.

(25)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.2 billion and $2.3 billion, as of September 30, 2022 and December 31, 2021, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$1,031	$—	$—	$1,031
Loans held for sale, at fair value	—	980,859	—	980,859
Rate lock commitments	—	—	5,076	5,076
Forward sale contracts	—	—	67,525	67,525
Total	$1,031	$980,859	$72,601	$1,054,491
Liabilities:
Contingent consideration	—	—	12,253	12,253
Rate lock commitments	—	—	15,250	15,250
Total	$—	$—	$27,503	$27,503

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$524,569	$—	$—	$524,569
Loans held for sale, at fair value	—	1,072,479	—	1,072,479
Debt securities	—	—	—	—
Rate lock commitments	—	—	3,957	3,957
Forward sale contracts	—	—	4,544	4,544
Total	$524,569	$1,072,479	$8,501	$1,605,549
Liabilities:
Contingent consideration	$—	$—	$12,338	$12,338
Rate lock commitments	—	—	2,836	2,836
Forwards sale contracts	—	—	2,180	2,180
Total	$—	$—	$17,354	$17,354

There were no transfers among Level 1, Level 2 and Level 3 for the three and nine months ended September 30, 2022 and 2021, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 Nasdaq Forwards, rate lock commitments, forward sale contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of September 30, 2022
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,957	$5,076	$—	$(3,957)	$5,076	$5,076
Forward sale contracts	4,544	67,525	—	(4,544)	67,525	67,525
Total	$8,501	$72,601	$—	$(8,501)	$72,601	$72,601

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$12,338	$778	$7,322	$(8,185)	$12,253	$778
Rate lock commitments	2,836	15,250	—	(2,836)	15,250	15,250
Forward sale contracts	2,180	—	—	(2,180)	—	—
Total	$17,354	$16,028	$7,322	$(13,201)	$27,503	$16,028

	As of December 31, 2021
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$21,034	$3,957	$—	$(21,034)	$3,957	$3,957
Forward sale contracts	7,632	4,544	—	(7,632)	4,544	4,544
Nasdaq Forwards	12,822	(12,822)	—	—	—	—
Total	$41,488	$(4,321)	$—	$(28,666)	$8,501	$8,501

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$31,481	$(1,351)	$—	$(17,792)	$12,338	$12,338
Rate lock commitments	2,977	2,836	—	(2,977)	2,836	2,836
Forward sale contracts	14,971	2,180	—	(14,971)	2,180	2,180
Total	$49,429	$3,665	$—	$(35,740)	$17,354	$17,354

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

September 30, 2022
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$12,253	Discount rate	4.0% - 11.8%	(1)	7.2%
			Probability of meeting earnout and contingencies	75.0%- 99.0%	(1)	91.9%

Derivative assets and liabilities:
Forward sale contracts	$67,525	$—	Counterparty credit risk	N/A		N/A
Rate lock commitments	$5,076	$15,250	Counterparty credit risk	N/A		N/A

December 31, 2021
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$12,338	Discount rate	4.0% - 10.2%	(1)	8.1%
			Probability of meeting earnout and contingencies	75.0% - 99.0%	(1)	91.6%

Derivative assets and liabilities:
Forward sale contracts	$4,544	$2,180	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,957	$2,836	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of September 30, 2022 and December 31, 2021 was based on the acquired business’ projected future financial performance, including revenues.

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

The Nasdaq Forwards were derivatives and, accordingly, were marked to fair value on the accompanying unaudited condensed consolidated statements of operations. The fair values of the Nasdaq Forwards were determined utilizing the following inputs, as applicable:
•The underlying number of shares and the related strike price;
•The maturity date; and
•The implied volatility of Nasdaq’s stock price.

The fair values of Newmark’s Nasdaq Forwards considered the effects of Nasdaq’s stock price volatility between the balance sheet date and the maturity date. The fair value is determined by the use of a Black-Scholes put option valuation model.

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2022 and December 31, 2021, the present value of expected payments related to Newmark’s contingent consideration was $12.3 million and $12.3 million, respectively (see Note 31 — “Commitments and Contingencies”). As of September 30, 2022 and December 31, 2021, the undiscounted value of the payments, assuming that all contingencies are met, would be $17.3 million and $13.2 million, respectively.

Fair Value Measurements on a Non-Recurring Basis

Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $7.5 million and $20.0 million, which was included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(27)    Related Party Transactions

(a)Service Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor. Allocated expenses were $7.3 million and $5.7 million for the three months ended September 30, 2022 and 2021, respectively, and $20.9 million and $17.7 million for the nine months ended September 30, 2022 and 2021, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of September 30, 2022 and December 31, 2021, the aggregate balance of employee loans was $493.0 million and $453.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2022 and 2021 was $21.4 million and $17.2 million, respectively, and $61.0 million and $54.0 million for the nine months ended September 30, 2022 and 2021, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

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

(c)Transactions with Cantor Commercial Real Estate, L.P. ("CCRE")

Newmark has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE during the nine months ended September 30, 2022 and 2021. Newmark did not recognize revenue for the three and nine months ended September 30, 2022 and recognized $0.7 million and $1.7 million of revenue for the three and nine months ended September 30, 2021, respectively, in connection with this revenue-share agreement.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Newmark did not have any revenues from these referrals for the three and nine months ended September 30, 2022 and 2021, respectively. Such revenues are recognized in “Commercial mortgage origination, net” on the accompanying unaudited condensed consolidated statements of operations. These referral fees are net of the broker fees and commissions paid to CCRE.

Newmark did not purchase any primary servicing rights during the three and nine months ended September 30, 2022 and 2021. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.8 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively, and $2.7 million and $2.7 million for the nine months ended September 30, 2022, and 2021, respectively, which was included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

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

Transactions with Executive Officers and Directors

Executive Compensation

(i) Rispoli Employment Agreement

On September 29, 2022, Mr. Rispoli entered into an employment agreement with Newmark OpCo and Newmark Holdings. In connection with the employment agreement, the Compensation Committee approved the following for Mr. Rispoli: (i) an award of 500,000 Newmark RSUs granted in connection with the execution of the employment agreement, divided into tranches of 100,000 RSUs each that vest on a seven-year schedule; (ii) an award of 250,000 Newmark RSUs granted in connection with the execution of the employment agreement, divided into tranches of 50,000 RSUs each that vest on a seven-year schedule; and (iii) exchange rights into shares of Newmark Class A common stock with respect to 20,221 previously awarded non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli. A copy of the employment agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2022 and is described in detail therein.

(ii) Other Executive Compensation

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

The Award Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the Effective Date (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the Effective Date. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Award Agreement. Mr. Lutnick has purchased Newmark Class A Common Stock with the after-tax proceeds of the initial tranche of the Award. The Award Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Award Agreement) or (ii) an involuntary removal of the Executive from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement dated as of December 13, 2017 by and between Mr. Lutnick and the Company (the “Control Agreement”). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The Award Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of the Control Agreement do not apply to the Award. A copy of the Award Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2021 and is described in detail under the heading “2021 Lutnick Award” in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 29, 2022.

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

Barry M. Gosin, Chief Executive Officer

On September 20, 2021, the Compensation Committee approved a monetization opportunity for Mr. Gosin: all of Mr. Gosin’s 2,114,546 non-exchangeable BGC Holdings PSUs were redeemed for zero and 2,114,456 shares of BGC Class A common stock were issued to Mr. Gosin. Effective as of April 14, 2022, Mr. Gosin’s 905,371 BGC Holdings HDUs were redeemed for a cash payment of $3,521,893 based upon a price of $3.89 per unit, which was the closing price of BGC Partners Class A common stock on April 14, 2022.

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

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of September 30, 2022 and December 31, 2021, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”). Newmark held a redemption option in which Real Estate LP will redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time. On July 20, 2022, Newmark exercised this redemption option and expects to receive approximately $88.4 million from Cantor on or prior to July 20, 2023.

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

(d)Other Related Party Transactions

On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor (the “Cantor Credit Agreement”). The Cantor Credit Agreement provides for each party to issue loans to the other party at the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1%. No amounts were outstanding as of September 30, 2022 and 2021.

As of December 31, 2021, Newmark recognized a $8.3 million receivable from BGC, which is included as part of "Receivables from related parties", in the Company's unaudited condensed consolidated balance sheet. The receivable was a result of tax refunds due to Newmark on its share of taxable income which were included as part of BGC's consolidated tax return in the periods prior to the spin-off. This receivable was collected during the nine months ended September 30, 2022.

Payables to related parties were $12.0 million and $10.8 million as of September 30, 2022 and December 31, 2021, respectively.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation”, Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 22 — “Long-Term Debt” in Newmark’s consolidated financial statements, included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2021.

On May, 15 2020, BGC U.S. OpCo ("BGC OpCo") entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which was approved by the Newmark Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15,000 per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. The lease with BGC OpCo ended in December 2021. Newmark received $0.1 million and $0.5 million from BGC OpCo for the three and nine months ended September 30, 2021, respectively.

In January 2022, Cantor entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark. The deal was a six-month sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, Cantor paid all operating and tax expenses attributable to the lease. The sublease was amended to provide for a rate of $81,600 per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. Newmark received $0.2 million and $0.7 million from Cantor for the three and nine months ended September 30, 2022, respectively. In July 2022, the sublease was extended one year to June 30, 2023.

As part of the Knotel acquisition, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

On June 28, 2021, the Audit Committee authorized Newmark to hire a son of its Chairman as a full-time employee of its Knotel business with an annual base salary of $125,000 and an annual discretionary bonus of up to 30% of base salary. The arrangement includes a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him. In June 2022, the Audit Committee approved ordinary course compensation adjustments and expense, travel and housing reimbursement for him in accordance with standard Company policies up to $250,000 in total compensation without further Committee review.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9365 as of September 30, 2022. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

On October 25, 2022, Cantor purchased from Newmark Holdings an aggregate of (i) 104,701 exchangeable limited partnership interests for aggregate consideration of $446,647 as a result of the redemption of 104,701 founding partner interests, and (ii) 102,454 exchangeable limited partnership interests for aggregate consideration of $272,100 as a result of the exchange of 102,454 founding partner interests.

Following such purchases, as of October 31, 2022 there were no founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

Special Purpose Acquisition Company

As previously reported, in April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of the Company's executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC or December 31, 2022. As of September 30, 2022, there was no outstanding balance on these loans.

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

As of December 31, 2021, the amount of shares pledged was 0.8 million and the amount outstanding under this borrowing facility was $140.0 million and is included in "Repurchase agreements and securities loaned" on the accompanying unaudited condensed consolidated balance sheets. As of September 30, 2022, there was no outstanding balance (see Note 7 — "Marketable Securities" and Note 20 — “Collateralized Transactions”).

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

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2022 and December 31, 2021, Newmark did not have any unrecognized tax benefits which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2022, Newmark has not accrued any tax-related interest and penalties.

(29)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$201,793	$223,158
Outside broker payable	74,314	73,397
Payroll taxes payable	85,193	80,249
Corporate taxes payable	4,211	56,265
Derivative liability	15,250	5,016
Right-of-use liabilities	86,953	81,958
Contingent consideration	2,273	8,703
Total	$469,987	$528,746

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued compensation	$100,016	$96,839
Payroll and other taxes payable	70,330	70,677
Financial guarantee liability	26,577	25,989
Deferred rent	11,162	9,872
Contingent consideration	9,980	3,635
Total	$218,065	$207,012

(30)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 115.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of September 30, 2022, awards with respect to 76.9 million shares have been granted and 323.1 million shares are available for future awards. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The exchange ratio is the number of shares of Newmark common stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit (the exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9365 as of September 30, 2022).

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Issuance of common stock and exchangeability expenses	$33,330	$14,414	$69,188	$298,202
Allocations of net income to limited partnership units and FPUs (1)	4,875	13,167	12,808	38,092
Limited partnership units amortization	181	2,323	5,214	(32,056)
RSU amortization	5,702	4,059	15,764	11,505
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$44,088	$33,963	$102,974	$315,743
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Units	BGC Units
Balance, December 31, 2021	18,419,613	8,663,930
Issued	11,734,955	10,330
Redeemed/exchanged units	(599,184)	(1,161,440)
Forfeited units/other	(245,349)	(60,511)
September 30, 2022	29,310,035	7,452,309

Total exchangeable units outstanding(2):
December 31, 2021	2,468,443	3,456,479
September 30, 2022	7,526,254	3,472,610
(1)Includes the pre-IPO Newmark employees share-equivalent limited partnership units in BGC Holdings.
(2)The Limited Partnership table above also includes partnership units issued for consideration for acquisitions. As of September 30, 2022, there were 3.9 million partnership units in Newmark Holdings outstanding, of which 1.6 million units were exchangeable, and 5.8 million partnership units in BGC Holdings outstanding, of which 3.1 million were exchangeable. As of December 31, 2021, there were 4.2 million partnership units in Newmark Holdings outstanding, of which 1.3 million units were exchangeable, and 6.8 million partnership units in BGC Holdings outstanding, of which 3.1 million were exchangeable.

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

A summary of the BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees is as follows:

	Newmark Units	BGC Units
Regular units	27,994,887	7,370,392
Preferred Units	1,315,148	81,917
Balance, September 30, 2022	29,310,035	7,452,309

A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current exchange ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
BGC Units	23,451	2,324,626	114,570	13,960,614
Newmark Units	4,263,257	305,636	7,132,116	32,392,989
Total	4,286,708	2,630,262	7,246,686	46,353,603

    Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Issuance of common stock and exchangeability expenses	$33,330	$14,321	$71,211	$302,764

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Notional Value(1)	$146,762	$116,717
Estimated fair value of the post-termination payout(2)	$40,076	$38,516
Outstanding limited partnership units in BGC Holdings	44,928	105,302
Outstanding limited partnership units in Newmark Holdings	13,272,736	11,691,406
Outstanding limited partnership units in Newmark Holdings - unvested	6,136,233	5,980,996
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

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the stated service period. These units generally vest between three and seven years from the date of grant. Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Limited partnership units amortization	$181	$2,323	$5,214	$(32,056)

The grant of exchange rights of HDU's to Newmark employees are as follows (in thousands):

	September 30, 2022	December 31, 2021
Notional Value	$7,222	$12,836
Estimated fair value of limited partnership units (1)	$7,013	$12,558
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Compensation expense related to these limited partnership units held by Newmark employees was as follows (in thousands:):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Issuance of common stock and exchangeability expenses	$—	$93	$(2,023)	$(4,562)

During the three and nine months ended September 30, 2022, Newmark employees were granted 1.3 million and 3.0 million N Units, that are excluded from the table above, since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income and remain unvested. Upon vesting, which occurs if the certain thresholds are met, the N Units are converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant in the tables above. During the three and nine months ended September 30, 2022, 2.5 million and 7.4 million N Units vested and were converted into distribution earning limited partnership units and were therefore included in the fully diluted share count.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2021	10,646,797	$7.75	$82,494	5.69	8,013	$3.80	$31	2.17
Granted	2,913,572	9.71	28,290		—	—	—
Settled units (delivered shares)	(2,196,903)	7.64	(16,792)		(2,638)	3.69	(10)
Forfeited units	(642,009)	7.74	(4,967)		—	—	—
Balance, December 31, 2021	10,721,457	$8.30	$89,025	4.96	5,375	$3.85	$21	1.16
Granted	2,045,344	14.56	29,779		4,191	4.28	17
Settled units (delivered shares)	(2,033,920)	8.03	(16,342)		(2,638)	3.69	(10)
Forfeited units	(307,885)	9.90	(3,048)		—	—	—
Balance, September 30, 2022	10,424,996	$9.54	$99,414	4.65	6,928	$4.17	$28	2.27
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSU amortization	$5,702	$4,059	$15,764	$11,505

As of September 30, 2022, there was $94.8 million total unrecognized compensation expense related to unvested Newmark RSUs.

See Note 27 — "Related Party Transactions" for compensation related matters for the transfer of CCRE employees to Newmark.

(31)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of September 30, 2022 and December 31, 2021, Newmark was committed to fund approximately $0.4 billion and $0.3 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2015 through 2020 with contingent cash consideration of $12.3 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(32)    Subsequent Events

On October 27, 2022, Newmark declared a qualified quarterly dividend of $0.03 per share payable on November 30, 2022 to Class A and Class B common stockholders of record as of November 11, 2022. The ex-dividend date will be November 29, 2022.

On November 4, 2022, Newmark's Board increased Newmark's share repurchase and unit redemption authorization to $400.0 million.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2022 and 2021. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

Overview

Newmark is a leading full-service commercial real estate services business. We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include capital markets, which consists of investment sales, debt and structured finance and loan sales, agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services and government sponsored enterprise (“GSE”) and Federal Housing Administration ("FHA") lending and loan servicing, mortgage broking and equity-raising. Our occupier services and products include tenant representation, workplace and occupancy strategy, global corporate consulting services, project management, lease administration and facilities management. Newmark's global flexible workspace platform, is a product that is offered to owners and investors. We enhance these services and products through innovative real estate technology solutions and data analytics that enable our clients to increase their efficiency and profits by optimizing their real estate portfolio. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

We generate revenues from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Our growth has historically been focused in North America. During 2021, we ended our affiliation with Knight Frank and have since accelerated our global growth plans by acquiring Space Management (DBA "Deskeo") and Knotel Inc. ("Knotel"), both of which are European leaders in flexible and serviced workspace, and announced the addition of industry-leading international professionals in Global Corporate Services ("GCS"), Leasing and Capital Markets, and Valuation and Advisory. During 2022, we acquired BH2, a London-based real estate advisory firm. As of September 30, 2022, we had over 6,300 employees in over 150 offices in more than 116 cities. Approximately 1,100 of those employees are fully reimbursed by clients, mainly in our property management and GCS businesses. In addition, Newmark has licensed its name to 13 commercial real estate providers that operate out of 27 offices in certain locations where Newmark does not have its own offices. The discussion of our financial results reflects only the business owned by us and does not include the results for independently owned offices that use some variation of the Newmark name in their branding or marketing.

We are a leading capital markets business in the United States. We have access to many of the world’s largest owners of commercial real estate, and this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of approximately $70.9 billion as of September 30, 2022 (of which 78.3% is higher margin primary servicing, 19.2% is limited servicing, and 2.5% is special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans.

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

Our pre-tax margins are impacted by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole, and margins from originating GSE/FHA “Commercial mortgage origination, net” tend to be lower as we retain rights to service loans over time. Investment sales and mortgage brokerage transactions tend to have higher pre-tax margins than leasing advisory transactions. Pre-tax earnings margins on our property and facilities management, along with certain of our other GCS products, are at the lower end of margins for our business as a whole.

Business Environment

The rapid rise of global interest rates has materially impacted transaction volumes. We do not expect volumes to rebound until interest and capitalization rates stabilize and the strong fundamentals of commercial real estate reemerge. While we anticipate lower volumes well into next year, we expect to continue generating solid Adjusted EBITDA and cash flow due to our diversified revenue streams and variable cost structure.

Excluding the impact of no-margin, pass-through revenues, we again generated double-digit top-line growth from our recurring revenue businesses, which we expect to grow throughout the cycle. With over $410 billion of global institutional real-estate focused capital waiting to be deployed (according to Preqin) and $2.5 trillion of commercial and multifamily debt maturing over the next five years (according to MSCI Real Capital Analytics (“RCA”) and Newmark Research), we expect industry volumes to bounce back relatively quickly once interest rates are no longer rising and have stabilized.

Our meaningful scale, low leverage, and strong cash flow, together with our $600 million undrawn revolving credit facility, position us to invest in growth across our diverse business lines and geographies as we execute our 2025 plan. Given the tremendous white space on our global map, we expect to have many opportunities to further expand our platform as the industry consolidates around well capitalized full service providers.

During the third quarter of 2022, the U.S. economic rebound continued, as compared with the pandemic-related downturn in 2020. According to the U.S. Centers for Disease Control and Prevention (the "CDC") as of October 13, 2022, approximately 49.0% of the American population have been fully vaccinated and received a booster, 68.1% of the American population has been fully vaccinated against COVID-19, and 79.9% has received at least one dose, although there is persistent vaccine reluctance in the currently unvaccinated population. Many companies are requiring employees to come back to the office as business and the government continues to reopen both in the US and around the world. However, some of the recent strength in the U.S. office market has been tempered as companies continue to assess the impact of remote work, periodic increases in COVID-19 cases, the combined impact of flu and other seasonal illness, legal, cultural, and political events and conflicts, and a slowing US economy.

Trends with respect to the return to office have recently been moving in a positive direction. For example, security provider Kastle Systems tracks the number of employees in ten of the largest US metropolitan areas that were physically in the offices they secure every work week versus of typical number physically present during the first three weeks of February, 2020 (the "Kastle Back to Work Barometer Average" or the "Kastle Barometer"). For the week ended October 26, 2022, the Kastle Barometer was 47.6%. This is up from the 47.2% in last full week of September 2022 and 36.8% in the last week of October, 2021. For additional context, it averaged 40.7% from January 3, 2022 through September 28, 2022, and 28.7% from February 21, 2020 through December 31, 2021. As owners and occupiers continue to further increase the percentage of employees working in offices, we expect to have additional opportunities for our consulting fee revenues from tenant restructuring and portfolio optimization. We also expect structural reviews of office design and utilization by occupiers to create significant opportunities for our flexible workspace business and for Newmark to broker leasing transactions involving external flexible workspace platforms.

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

Debt and Credit Agreements
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.94% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. As of September 30, 2022 and December 31, 2021, the carrying amount of the 6.125% Senior Notes was $547.1 million and $545.2 million, respectively.

On November 28, 2018, Newmark entered into the Credit Agreement by and among Newmark, the several financial institutions from time to time party thereto, as Lenders, and Bank of America N.A., as administrative agent (the "Credit Agreement"). The Credit Agreement provided for a $250.0 million three year unsecured senior revolving Credit Facility (the "Credit Facility").

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

On March 16, 2020, Newmark entered into a second amendment to the Credit Agreement (the "Second Amended Credit Agreement"), increasing the size of the Credit Facility to $465.0 million. The interest rate on the amended Credit Facility is LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from S&P Global Ratings and Fitch.

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

As of September 30, 2022, the Company had $50.0 million remaining from its debt repurchase authorization.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the Coronavirus Aid, Relief, and Economic Security Act. The sublimit is now included within the Company’s existing $450 million warehouse facility due June 14, 2023. The advance line provides 100% of the principal and interest advance payment at a rate of SOFR plus 1.90% and will be collateralized by Fannie Mae's commitment to repay advances. There were no outstanding draws under this sublimit as of September 30, 2022. Newmark did not have any Fannie Mae loans in forbearance as of September 30, 2022.

On November 30, 2018, Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC Partners, Inc. ("BGC") and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of September 30, 2022 and December 31, 2021, the Company did not have any outstanding balances under this facility.

Credit Ratings
    Newmark has a stand-alone BBB+ Stable credit rating from JCRA, BBB- Stable credit ratings from Fitch Ratings, Inc. and Kroll Bond Rating Agency, and a BB+ Positive credit rating from S&P Global Ratings.

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

On September 26, 2018, Newmark entered into a second agreement to issue $150.0 million of additional EPUs to RBC, similar to the June 18, 2018 transaction. Newmark received $113.2 million of cash with respect to this transaction.

The EPUs were issued in four tranches and were separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock was subject to the special purpose vehicle (the “SPV”) SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represented equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on our accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of changes in equity. The EPUs were entitled to a preferred payable-in-kind dividend, which was recorded as accretion to the carrying amount of the EPUs through “Retained earnings” on our accompanying unaudited condensed consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, the SPV that is a consolidated subsidiary of Newmark entered into four variable postpaid forward contracts with RBC (together, the “Nasdaq Forwards”). The SPV was an indirect subsidiary of

Newmark whose sole assets were the Nasdaq Earn-outs for 2019 through 2022. Each of the Nasdaq Forwards provided the SPV the option to settle using up to 992,247 Nasdaq shares, to be received by the SPV pursuant to the Nasdaq Earn-out (see Note 7 — “Marketable Securities” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q ), or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022 (subject to acceleration due to Nasdaq's transaction with Tradeweb Markets, Inc ("Tradeweb")).

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

Acceleration of Nasdaq Earn-out
On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the closing of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021, included in “Other (loss) income, net” for the three months ended June 30, 2021.

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

The Repurchase Agreement and related initial repurchase transaction were on market terms and rates and were approved by Newmark’s Audit Committee. There were no amounts outstanding under the Repurchase Agreement as of September 30, 2022, and $140.0 million was outstanding as of December 31, 2021. See Note 7 — "Marketable Securities" and Note 27 — “Related Party Transactions” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Some of the key components of the approved plan were as follows:

•8.3 million and 8.0 million compensatory limited partnership units, respectively, of Newmark Holdings, L.P. ("Newmark Holdings") and BGC Holdings, L.P. ("BGC Holdings") held by our partners who are employees were redeemed or exchanged.

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

Certain Other Related Party Transactions
Transactions with Executive Officers and Directors
Rispoli Employment Agreement
On September 29, 2022, Mr. Rispoli entered into an employment agreement with Newmark OpCo and Newmark Holdings. In connection with the employment agreement, the Compensation Committee approved the following for Mr. Rispoli: (i) an award of 500,000 Newmark RSUs granted in connection with the execution of the employment agreement, divided into tranches of 100,000 RSUs each that vest on a seven-year schedule; (ii) an award of 250,000 Newmark RSUs granted in connection with the execution of the employment agreement, divided into tranches of 50,000 RSUs each that vest on a seven-year schedule; and (iii) exchange rights into shares of Newmark Class A common stock with respect to 20,221 previously awarded non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli. A copy of the employment agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2022 and is described in detail therein.
Other Executive Compensation
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

The Award Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the Effective Date (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the Effective Date. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Award Agreement. Mr. Lutnick has purchased Newmark Class A Common Stock with the after-tax proceeds of the initial tranche of the Award. The Award Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Award Agreement) or (ii) an involuntary removal of the Executive from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement dated as of December 13, 2017 by and between Mr. Lutnick and the Company (the “Control Agreement”). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The Award Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of the Control Agreement do not apply to the Award. A copy of the Award Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2021 and is described in detail under the heading “2021 Lutnick Award” in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on April 29, 2022.

2021 Equity Event

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

Barry M. Gosin, Chief Executive Officer

On September 20, 2021, the Compensation Committee approved a monetization opportunity for Mr. Gosin: all of Mr. Gosin’s 2,114,546 non-exchangeable BGC Holdings PSUs were redeemed for 0 and 2,114,456 shares of BGC Class A common stock were issued to Mr. Gosin. Effective as of April 14, 2022, Mr. Gosin’s 905,371 BGC Holdings HDUs were redeemed for a cash payment of $3,521,893 based upon a price of $3.89 per unit, which was the closing price of BGC Partners Class A common stock on April 14, 2022.

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

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of September 30, 2022 and December 31, 2021, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”). Newmark holds a redemption option in which Real Estate LP will redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time. On July 20, 2022, Newmark exercised this redemption option and expects to receive approximately $88.4 million from Cantor on or prior to July 20, 2023.

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

Sublease to BGC and Cantor Fitzgerald, L.P.
On May 15 2020, BGC U.S. OpCo ("BGC OpCo") entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which was approved by the Newmark Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. The lease with BGC OpCo ended in December 2021. Newmark received $0.1 million and $0.5 million from BGC OpCo for the three and nine months ended September 30, 2021, respectively.

In January 2022, Cantor entered into an agreement to sublease this space for a period of six months until June 30, 2022 at a rate of $0.1 million per month. In July 2022, the sublease was extended one year to June 30, 2023. Newmark received $0.2 million and $0.7 million from Cantor for the three and nine months ended September 30, 2022, respectively.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9365 as of September 30, 2022. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.
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

On October 25, 2022, Cantor purchased from Newmark Holdings an aggregate of (i) 104,701 exchangeable limited partnership interests for aggregate consideration of $446,647 as a result of the redemption of 104,701 founding partner interests, and (ii) 102,454 exchangeable limited partnership interests for aggregate consideration of $272,100 as a result of the exchange of 102,454 founding partner interests.

Following such purchases, as of October 31, 2022 there were no founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

Special Purpose Acquisition Company
In April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of our executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC and December 31, 2022. As of September 30, 2022 there was no outstanding balance on this Pre-IPO loan.

Knotel Assets
As part of the Knotel acquisition, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

Employment Matters
On June 28, 2021, the Audit Committee authorized Newmark to hire a son of its Chairman as a full-time employee of its Knotel business with an annual base salary of $125,000 and an annual discretionary bonus of up to 30% of base salary. The arrangement includes a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him. In June 2022, the Audit Committee approved ordinary course compensation adjustments and expense, travel and housing reimbursement for him in accordance with standard Company policies up to $250,000 in total compensation without further Committee review.

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

Key Business Drivers
Key drivers for U.S. commercial real estate services companies include the overall health of the U.S. economy, institutional ownership of commercial real estate as an investible asset class, and the ability to attract and retain talent. In our investment sales and mortgage brokerage businesses, the availability of credit and certainty of valuations to investors are key drivers. In our multifamily business, demographic and economic factors are driving increased demand for new apartments. For example, in June of 2021, the National Association of Realtors said the U.S. has not constructed enough housing to keep up with population growth for many years, and that the country has a deficit of 1.1 million units in buildings with two to four units and of 2.4 million units in buildings of at least five units according to "U.S. Housing Market Needs 5.5 Million More Units, Says New Report" from the Wall Street Journal. In July of 2022, a report published by the National Multifamily Housing Council and the National Apartment Association said that the U.S. needs 4.3 million new apartments over the next 13 years just to meet projected demand. This strong demand for new housing should continue to drive growth across our investment sales, GSE/FHA multifamily origination, mortgage brokerage, and servicing businesses over time.

Our GSE/FHA origination business is also impacted by the lending caps imposed by the Federal Housing Finance Agency (the “FHFA”). On November 17, 2020, the FHFA announced that the 2022 multifamily loan purchase caps for Fannie Mae and Freddie Mac were $70 billion for each GSE. The cap structure allowed the GSEs to offer a combined total of no more than $140 billion in lending support to the multifamily market in 2021, as compared to the $159 billion delivered in 2020. On October 13, 2021, the FHFA announced that the 2022 multifamily loan purchase caps will be $78 billion for each GSE, for a combined total of $156 billion. The 2022 caps are based on FHFA's projections of the overall growth of the multifamily originations market. The 2021 and 2022 caps require at least 50% of the Enterprises' multifamily business to be mission-driven, affordable housing. FHFA will also require at least 25% of the GSE's 2022 multifamily business be affordable to residents at or below 60% of area median income (AMI), up from 20% in 2021. The 11% year-on-year increase in full year lending caps, and the 1.5% year-on-year increase in industry GSE lending in the first nine months of 2022 would normally suggest a strong increase in industry volumes for the fourth quarter of 2022. However, the GSEs have indicated that the caps will likely not be reached this year.

Overall U.S. investment sales and mortgage brokerage volumes are expected to face challenging comparisons, due to the significant industry-wide growth in capital markets activity in the fourth quarter of 2021. For example, RCA reports that U.S. investment sales notional volumes increased by 120% year-over-year to record amounts in the fourth quarter of 2021, while the Mortgage Bankers’ Association ("MBA") says that commercial and multifamily lending increased in the U.S. by 79% in the same period to an all-time quarterly high. In addition, volumes will likely be further impacted by interest rate and credit spread volatility, as well as the gap between buyer and seller expectations. The Company believes that it remains well-positioned to increase its market share in these economic conditions.

Economic Outlook in the United States
COVID-19 adversely affected the economic outlook beginning in March of 2020. Following a 3.4% contraction in 2020, U.S. gross domestic product expanded by 5.7% in 2021, according to the U.S. Department of Commerce. According to preliminary estimates from the same source, U.S. GDP contracted at an annualized rate of 1.6% and 0.6%, respectively, in the first and second quarters of 2022. In third quarter of 2022, it grew by annualized 2.6% The third quarter improvement was driven by various factors, including increases in exports, consumer spending, nonresidential fixed investment, federal government spending, and state and local government spending, which were partly offset by decreases in residential fixed investment and private inventory investment. Imports, which are a subtraction in the calculation of GDP, decreased. The current consensus is that U.S. GDP will continue increasing slowly through the end of 2023, and then resume growth more in-line with pre-pandemic levels thereafter. For example, as of November 1, 2022, the Bloomberg consensus of economists was for U.S. GDP to expand at an annualized rate of 0.6% in the fourth quarter of 2022 and by 1.7% for full year 2022, and then by 0.4% in 2023 and 1.4% in 2024.

According to the Bureau of Labor Statistics, the monthly average of non-farm payroll employment increased by a seasonally adjusted monthly average of 562 thousand, net, during 2021, which was the highest such figure since record keeping began. Based on a preliminary report from the same source, strong job growth continued in the first, second, and third quarters of 2022, with average monthly gains of approximately 539 thousand, 349 thousand, and 372 thousand, respectively, on the same basis. The U.S unemployment rate (based on U3) declined to 3.5% in September 2022, compared with 4.7 % in September 2021 and a high of 14.8% in April of 2020, and the same as in February 2020. In comparison, the last time the U.S. unemployment rate was near these low levels was 1969, when unemployment reached 3.4%.

The ten-year Treasury yield increased by 234 basis points to 3.8% as of September 30, 2022, compared with a year-earlier. As of quarter end, ten-year Treasury yields remained below their 50-year average of approximately 6.0%, despite the recent increase. On September 22, 2022 and November 2, 2022, the Federal Open Market Committee (“FOMC”) announced increases to the target range for the federal funds rate by 75 basis points in order to curb inflation, which itself is due in part to tight labor market conditions as well as to other factors, such continued supply chain issues related to the pandemic as well as higher commodity prices due largely to the Ukraine-Russia conflict. The FOMC also stated that it plans to continue reducing the $8.7 trillion portfolio of securities it holds, including long-term agency mortgage-backed securities and U.S. Treasuries. These securities were purchased as part of the Fed's quantitative easing program designed hold down long-term interest rates, and the FOMC previously indicated that a maximum of $60 billion in Treasury purchases and $35 billion in mortgage-backed securities purchases would be allowed to roll off, phased in over three months starting June 1, 2022.

Economists generally expect long-term U.S. interest rates to increase versus where they were in 2021 and thus far in 2022, but to remain below the long-term historical averages for the foreseeable future. For example, as November 1, 2022, the Bloomberg consensus was for the ten-year Treasury yield to be approximately 3.9%, 3.4%, and 3.2% by the end of 2022, 2023 and 2024, respectively. However, short-term yields are expected to rise considerably compared with low levels seen for most of the period from the end of 2008 through early 2022 as per the same Bloomberg survey. While the upper Fed Funds Target rate averaged 0.64% from December 31, 2008 through February 28, 2022, it was 3.25% as of September 30, 2022. The Bloomberg

consensus is for this short-term rate to be 4.5%, 4.35%, and 3.05%, respectively at the end of 2022, 2023, and 2024. Following the most recent FOMC rate increase, the treasury futures market indicated that traders expect similar forward short- and long-term yields.

Market Statistics
According to preliminary estimates from CoStar, value-weighted prices for U.S. commercial real estate were up by 2.6% over the trailing twelve months ended September 30, 2022 and were now at all-time highs and 34.0% higher than in February 2020, before the onset of the global pandemic. However, this is the second consecutive quarterly slowdown in price appreciation as measured by this index. RCA currently estimates that 2022 U.S. investment sales declined by 21.2% year-on-year in the third quarter of 2022. In comparison, our quarterly investment sales volumes decreased by 35.7% year-on-year. According to RCA, Newmark's average transaction size was approximately 45% larger than the overall RCA average for nine months ended September 30, 2022. We believe that larger deal sizes are more likely to require debt financing, and that such financing became more difficult given the recent sharp rise in interest rates. Year to date, we continued to gain market share in U.S. investment sales, ranking number three by RCA, up from number four in 2021, and number five in 2017.

Newmark quarterly volumes from mortgage brokerage and GSE/FHA originations (together, "total debt") were down by 1.2% year-on-year. We believe we gained market share in total debt, as the MBA's most recent forecast is for the notional dollar volume of all commercial and multifamily lending to decrease in the U.S. by 14% in 2022 versus 2021. Because this source also stated that such lending was up by 39% year-on-year in the first half of 2022, this implies that U.S. industry lending volumes could decline by approximately 35-40% year-over-year in the second half of 2022, according to Newmark Research calculations based on MBA data.

Newmark’s loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volume increased by 1.5% in the first nine months of 2022 compared with a year earlier, per data from Fannie Mae and Freddie Mac. In comparison, Newmark's GSE/FHA origination volumes declined by 3.4% over the same timeframe, while our total debt volumes in multifamily were up by 29.1%. Our total debt volumes across all property types improved by 26.5% year-to-date. Certain GSE multifamily volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by Newmark and its competitors by 30 to 45 days.

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

(i) Compensation and Employee Benefits
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

(ii) Other Operating Expenses
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

(iii) Other Income (loss), Net
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

(iv) Provision for Income Taxes
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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management services, servicing fees and other	$222,379	33.5%	$244,469	31.0%	$689,183	32.8%	$651,729	33.9%
Leasing and other commissions	219,903	33.1	231,532	29.4	631,681	30.1	563,311	29.3
Investment sales	131,731	19.8	208,786	26.5	492,898	23.5	452,565	23.5
Commercial mortgage origination, net	90,633	13.6	103,338	13.1	284,483	13.6	254,372	13.2
Total revenues	664,646	100.0	788,125	100.0	2,098,245	100.0	1,921,977	100.0
Expenses:
Compensation and employee benefits	388,903	58.5	444,408	56.4	1,198,104	57.1	1,274,879	66.3
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	44,088	6.6	33,963	4.3	102,974	4.9	315,743	16.4
Total compensation and employee benefits	432,991	65.1	478,371	60.7	1,301,078	62.0	1,590,622	82.8
Operating, administrative and other	121,382	18.3	152,363	19.3	395,882	18.9	394,546	20.5
Fees to related parties	7,301	1.1	5,664	0.7	20,878	1.0	17,696	0.9
Depreciation and amortization	44,359	6.7	28,883	3.7	118,758	5.7	80,804	4.2
Total operating expenses	606,033	91.2	665,281	84.4	1,836,596	87.5	2,083,668	108.4
Other income/(loss), net	(128)	—	102,720	13.0	(101,432)	(4.8)	1,187,322	61.8
Income from operations	58,485	8.8	225,564	28.6	160,217	7.6	1,025,631	53.4
Interest (expense) income, net	(7,281)	(1.1)	(8,498)	(1.1)	(24,074)	(1.1)	(26,034)	(1.4)
Income before income taxes and noncontrolling interests	51,204	7.7	217,066	27.5	136,143	6.5	999,597	52.0
Provision for income taxes	13,294	2.0	53,811	6.8	35,723	1.7	206,572	10.7
Consolidated net income	37,910	5.7	163,255	20.7	100,420	4.8	793,025	41.3
Less: Net income attributable to noncontrolling interests	9,946	1.5	34,707	4.4	23,572	1.1	191,627	10.0
Net income available to common stockholders	$27,964	4.2%	$128,548	16.3%	$76,848	3.7%	$601,398	31.3%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$33,330	5.0%	$14,414	1.8%	$69,188	3.3%	$298,202	15.5%
Allocations of net income to limited partnership units and FPUs	4,875	0.7	13,167	1.7	12,808	0.6	38,092	2.0
Limited partnership units amortization	181	—	2,323	0.3	5,214	0.2	(32,056)	(1.7)
RSU amortization	5,702	0.9	4,059	0.5	15,764	0.8	11,505	0.6
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$44,088	6.6%	$33,963	4.3%	$102,974	4.9%	$315,743	16.4%

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

Revenues
Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue decreased by $22.1 million, or 9.0%, to $222.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease was due to a decline in no margin, pass-through revenues. Excluding pass-through revenues, management services, servicing fee and other increased by $15.5 million, or 10.8%, to $159.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This growth was led by strong improvements from the Company's servicing business, which continues to benefit from rising short-term interest rates, as well as from our flexible workspace platform and GCS.

Leasing and Other Commissions
Leasing and other commission revenues decreased by $11.6 million, or 5.0%, to $219.9 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The Company generated stronger leasing activity in industrial and retail, offset by lower office volumes, principally as a result of lower office volumes, partially offset by stronger leasing activity in industrial and retail, which reflected lower industry-wide volumes.

Investment Sales
Investment sales revenue decreased by $77.1 million, or 36.9%, to $131.7 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. Newmark's investment sales volumes decreased by 35.7% to $14.7 billion across most major property types.

Commercial Mortgage Origination, Net
Commercial mortgage origination, net activities, decreased by $12.7 million, or 12.3%, to $90.6 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease was driven by a total debt volumes decrease of 1.2% year over year.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $55.5 million, or 12.5%, to $388.9 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease was primarily a result of variable compensation related to commission-based revenues and compensation expense in the prior period related to the 2021 Equity Event.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $10.1 million, or 29.8%, to $44.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Operating, Administrative and Other
Operating, administrative and other expenses decreased by $31.0 million, or 20.3%, to $121.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to decreased pass-through expenses.

Fees to Related Parties
Fees to related parties increased by $1.6 million, or 28.9%, to $7.3 million, for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2022 increased by $15.5 million, or 53.6%, to $44.4 million as compared to the three months ended September 30, 2021 due to changes in the MSR valuation allowance and fixed asset and intangible asset amortization.

Other Income (loss), Net
Other income (loss), net in the three months ended September 30, 2022 was primarily related to $0.1 million of mark-to- market losses on marketable investments.

Other income (loss), net of $102.7 million in the three months ended September 30, 2021 was primarily related to $72.6 million of realized and unrealized gains on Nasdaq shares and $27.8 million of non-cash gain related to the acquisition of Deskeo.

Interest Expense, Net
Interest expense, net decreased by $1.2 million, or 14.3%, to $7.3 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Provision for Income Taxes
Provision for income taxes decreased by $40.5 million, to $13.3 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. This decrease was primarily driven by lower pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $24.8 million, or 71.3%, to $9.9 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Revenues
Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased by $37.5 million, or 5.7%, to $689.2 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. Excluding pass-through revenues, management services, servicing fee and other increased $108.0 million, or 29.4%, to $475.6 million, for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The growth was driven by strong improvements from servicing and other related revenues, as well as Valuation & Advisory, property management, and flexible workspace.

Leasing and Other Commissions
Leasing and other commission revenues increased by $68.4 million, or 12.1%, to $631.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, due to stronger leasing activity in industrial and retail.

Investment Sales
Investment sales revenue increased by $40.3 million, or 8.9%, to $492.9 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This was primarily due to a 17.1% year-over-year increase in investment sales volume across most major property types.

Commercial Mortgage Origination, Net
Commercial mortgage origination activities, net increased by $30.1 million, or 11.8%, to $284.5 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The increase was primarily due to higher origination volumes and product mix.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $76.8 million, or 6.0%, to $1,198.1 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. The decrease in the nine months was due to the compensation expense in the prior period related to the 2021 Equity Event offset by an increase in commission-based revenue due to higher business activity and acquisitions.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $212.8 million, or 67.4%, to $103.0 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 as a result of equity-based compensation expense related to the 2021 Equity Event.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $1.3 million, or 0.3%, to $395.9 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to higher support and operational expenses related to the resumption of normalized business activity on the part of us and our clients, as well as from our acquisitions.

Fees to Related Parties
Fees to related parties increased by $3.2 million, or 18.0%, to $20.9 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2022 increased by $38.0 million, or 47.0%, to $118.8 million as compared to the nine months ended September 30, 2021 due to changes in the MSR valuation allowance and fixed asset and intangible amortization.

Other Income (loss), Net
Other loss of $101.4 million in the nine months ended September 30, 2022 was primarily due to realized and unrealized losses from the sale of Nasdaq shares and mark-to-market losses on non-marketable investments.

Other income, net of $1,187.3 million in the nine months ended September 30, 2021 was primarily related to $1,167.0 million of gains from the acceleration of the Nasdaq Earn-out and realized and unrealized gains on marketable securities. Additionally, the Company recorded $27.8 million of non-cash gain related to the acquisition of Deskeo during the nine months ended September 30, 2021, partially offset by a realized loss on the Nasdaq Forward of $12.8 million.

Interest Expense, Net
Interest expense, net decreased by $2.0 million, or 7.5%, to $24.1 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Provision for Income Taxes
Provision for income taxes decreased by $170.8 million, or 82.7%,to $35.7 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021. This decrease was primarily driven by lower pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $168.1 million, to $23.6 million for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Financial Position, Liquidity and Capital Resources
Overview
The primary source of liquidity for our business is the cash on our balance sheet, cash flow provided by operations, and the $600.0 million revolving credit facility. Additionally, the Company exercised its redemption option in Real Estate LP, and expects to receive $88.4 million from Cantor on or prior to July 20, 2023.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of September 30, 2022, our long-term debt consists of our 6.125% Senior Notes with a carrying amount of $547.1 million.

Financial Position
Total assets were $4.7 billion at September 30, 2022 and $5.2 billion at December 31, 2021.

Total liabilities were $3.2 billion at September 30, 2022 and $3.5 billion at December 31, 2021.

Liquidity
At September 30, 2022, we had cash and cash equivalents of $229.7 million. Additionally, we have a $600.0 million undrawn revolving credit facility. We expect to generate cash flows from operations to fund our business and to meet our short-term liquidity requirements, which we define as the next twelve months.

Long-term debt
Long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
	2022	2021
6.125% Senior Notes	$547,141	$545,239
Credit Facility	—	—
Total	$547,141	$545,239

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

On February 26, 2020, Newmark entered into the Amended Credit Agreement, increasing the size of the Credit Facility to $425.0 million and extending the maturity date to February 26, 2023. The interest rate on the Credit Facility was reduced to LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from S&P Global Ratings and Fitch.

On March 16, 2020, Newmark entered into the Second Amended Credit Agreement, increasing the size of the Credit Facility to $465.0 million. The interest rate on the amended Credit Facility was LIBOR plus 1.75% per annum, subject to a pricing grid linked to Newmark’s credit ratings from S&P Global Ratings and Fitch.

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

Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the Company’s option, either (a) Term SOFR for interest periods of one or three months, as selected by the Company, or upon the consent of all Lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by the Company, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as established by the Administrative Agent, and (iii) Term SOFR plus 1.00%, in each case plus an applicable margin. The applicable margin will initially be 1.50% with respect to Term SOFR borrowings in (a) above and 0.50% with respect to base rate borrowings in (b) above. The applicable margin with respect to Term SOFR borrowings in (a) above will range from 1.00% to 2.125% depending upon the Company’s credit rating, and with respect to base rate borrowings in (b) above will range from 0.00% to 1.125% depending upon the Company’s credit rating. The A&R Credit Agreement also provides for certain upfront and arrangement fees and for an unused facility fee. As of September 30, 2022 and December 31, 2021, there were no borrowings outstanding under the Credit Facility.

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to CFLP, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of CFLP’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of September 30, 2022, and December 31, 2021 there were no borrowings outstanding under the Cantor Credit Agreement.

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

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of September 30, 2022, Newmark had $1.4 billion of committed loan funding and $300.0 million of uncommitted loan funding available through three commercial banks and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of September 30, 2022 and December 31, 2021, respectively, we had $1.0 billion and $1.1 billion outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$264,735	$(326,557)
Add back:
Net activity from loan originations and sales	(55,349)	113,387
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$209,386	$(213,170)
(1) Includes payments for corporate taxes in the amount of $86.5 million, and $38.1 million, for the nine months ended September 30, 2022 and 2021, respectively.

Cash Flows for the Nine Months Ended September 30, 2022
For the nine months ended September 30, 2022, we generated $264.7 million of cash from operations. Excluding activity from loan originations and sales, cash from operating activities for the nine months ended September 30, 2022 was $209.4 million. Cash provided by investing activities was $330.8 million, primarily related to $437.8 million of proceeds from the sale of Nasdaq shares. Cash used in financing activities of $554.5 million primarily related to net principal payments on warehouse facilities of $34.3 million, $140.0 million related to repurchase agreements and securities loaned, and $281.2 million of treasury stock repurchases.

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

Credit Ratings

    As of September 30, 2022, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
JCRA	BBB+	Stable
Kroll Bond Rating Agency	BBB-	Stable
S&P Global Ratings	BB+	Positive

Credit ratings and associated outlooks are influenced by several factors, including but not limited to: operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any reduction in our credit ratings and/or the associated outlook could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlooks may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. In connection with certain agreements, interest rates on our notes may incur increases of up to 2% in the event of a credit ratings downgrade.

Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying unaudited condensed consolidated financial statements. As of September 30, 2022, Newmark has met all capital requirements. As of September 30, 2022, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $415.1 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of September 30, 2022 and December 31, 2021, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of September 30, 2022 and December 31, 2021, outstanding borrower advances were $1.1 million and $0.9 million, respectively, and are included in “Other assets” in our accompanying unaudited condensed consolidated balance sheets.

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

Equity
Repurchase Program
On February 10, 2022, our Board increased its authorized share repurchases of Newmark Class A Common stock and purchases of limited partnership interests in Newmark's subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the nine months ended September 30, 2022, Newmark repurchased 23,217,195 shares of Class A common stock, at an average price of $12.10. As of September 30, 2022, Newmark had $146.9 million remaining from its share repurchase and unit purchase authorization. On November 4, 2022, the Board and Audit Committee reauthorized the $400.0 million Newmark share repurchase and unit redemption authorization.

The following table details Newmark's unit redemptions and share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares Newmark's Class A common stock. The gross unit redemptions and share repurchases of Newmark's Class A common stock during the nine months ended September 30, 2022 were as follows (in thousands except units, shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Unit or Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2022 - March 31, 2022	1,682,871	$18.35
April 1, 2022 - June 30, 2022	11,370,647	$12.75
July 2022	2,390,179	$10.19
August 2022	3,337,037	$10.68
September 2022	4,436,461	$10.20
Total Repurchases	23,217,195	$12.10	$146,927

In addition to the repurchases in the table above, during the three months ended March 31, 2022, Mr. Lutnick purchased an aggregate of 503,500 shares of Newmark's Class A common stock at an average price of $16.92. During the three months ended June 30, 2022, Mr. Lutnick purchased an aggregate of 556,000 shares of Newmark's Class A common stock at an average price of $9.81. During the three months ended September 30, 2022, Mr. Lutnick did not purchase any shares of Newmark's Class A common stock.

Fully Diluted Share Count
Our fully diluted weighted-average share count follows (in thousands):

	September 30,
	2022	2021
Common stock outstanding(1)	183,311	199,413
Partnership units(2)	58,899	52,510
RSUs (Treasury stock method)	3,809	4,696
Newmark exchange shares	2,048	1,172
Total(3)	248,067	257,791
(1)Common stock consisted of Class A shares and Class B shares. For the nine months ended September 30, 2022, the weighted-average number of Class A shares was 162.0 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.
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
(3)For the nine months ended September 30, 2022, the weighted-average share count did not include any potentially anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) share count were as follows (in thousands):

	September 30,
	2022	2021
Common stock outstanding	171,817	195,693
Partnership units	61,916	51,374
Newmark RSUs	2,604	4,698
Newmark exchange shares	970	1,167
Total	237,307	252,932

Contingent Payments Related to Acquisitions
Newmark completed acquisitions for which there is contingent cash consideration of $12.3 million. The contingent cash liability is recorded at fair value as deferred consideration on our accompanying unaudited condensed consolidated balance sheets.

Equity Method Investments
Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of September 30, 2022, Newmark had $88.4 million in this equity method investment, which represents a 27% ownership in Real Estate LP. Newmark holds a redemption option in which Real Estate LP will redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time. On July 20, 2022, Newmark exercised this redemption option and expects to receive approximately $88.4 million from Cantor on or prior to July 20, 2023 (see Note 8 — “Investments” for more information).

Registration Statements

On March 28, 2019, we filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 6.125% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. Newmark does not receive any proceeds from market-making activities in these securities by CF&Co (or any of its affiliates). This registration statement expired in March 2022. On March 25, 2022, we filed a new market-making Registration Statement on Form S-3 to replace the one that was expiring.

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2022, we have issued 1.7 million shares of our Class A common stock under this registration statement.

As of September 30, 2022 and December 31, 2021, Newmark was committed to fund approximately $0.4 billion and $0.3 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

Derivative Suits
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

On October 7, 2022, Cardinal Capital Management, LLC filed a complaint in the Delaware Court of Chancery, captioned Cardinal Capital Management, LLC v. Howard W. Lutnick, et al. (Case No.2022-0909-SG), against Mr. Lutnick, the members of the Compensation Committee in 2021, who were Virginia S. Bauer, Kenneth A. McIntyre and Michael Snow (the “Compensation Committee”), and Barry Gosin, Michael Rispoli and Stephen Merkel (the “Officers”). The derivative complaint alleges that in connection with the Company’s June 2021 partnership units exchange for Mr. Lutnick and Officers and the December 2021 bonus award, payable over a 3-year period, granted to Mr. Lutnick: (i) the Compensation Committee and Officers breached their fiduciary duties and wasted corporate assets; and (ii) Mr. Lutnick and the Officers were unjustly enriched. The complaint also alleges that Mr. Lutnick breached his fiduciary duty as Chairman and controlling shareholder by forcing the Company to grant the award and by accepting it. The complaint seeks recoupment of the partnership units exchange and the bonus award, as well as damages and other relief. The Company’s position is that the partnership units exchange was appropriate and in the best interests of the Company, and that the bonus award was properly approved after a thorough consideration process that included advice from independent legal counsel and an independent compensation consultant. The Company believes the lawsuit has no merit. However, as with any litigation, the outcome cannot be determined with certainty.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of September 30, 2022 and December 31, 2021, the aggregate balance of employee loans, net of reserve, was $493.0 million and $453.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans three and nine months ended September 30, 2022, was $21.4 million and $61.0 million, respectively, compared with $17.2 million and $54.0 million, respectively, for the three and nine months ended September 30, 2021. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the nine months ended September 30, 2022, there was an increase of $0.6 million in our reserves. These reserves were based on macroeconomic forecasts are critical inputs into our model and material movements in variables such as, the U.S. unemployment rate and U.S. GDP growth rate could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Newmark entered into variable postpaid forward contracts as a result of the Nasdaq Forwards. These contracts qualified as derivative financial instruments. The Nasdaq Forwards provided Newmark with the ability to redeem the EPUs for Nasdaq stock, and as these instruments were not legally detachable, they represented single financial instruments. The financial instruments’ EPU redemption feature for Nasdaq shares was not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instruments, and, therefore, it represented an embedded derivative that is required to be bifurcated and recorded at fair value on our accompanying unaudited condensed consolidated balance sheets, with all changes in fair value recorded as a component of “Other income (loss), net” on our accompanying unaudited condensed consolidated statements of operations. See Note 11 — “Derivatives”, to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

OUR ORGANIZATIONAL STRUCTURE

Current Organizational Structure
As of September 30, 2022, there were 199,459,258 shares of Newmark Class A common stock issued and 150,530,807 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of September 30, 2022, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM, as of September 30, 2022, represented approximately 58.6% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our amended and restated certificate of incorporation ("our certificate of incorporation") does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of September 30, 2022, we directly held Newmark OpCo limited partnership interests consisting of approximately 62,806,554 units representing approximately 26.6% of the outstanding Newmark OpCo limited partnership interests (not including EPUs). We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of September 30, 2022, 3,740,783 founding/working partner interests were outstanding. These founding/working partners were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires Cantor units from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of September 30, 2022, 32,774,324 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of September 30, 2022, the exchange ratio was 0.9365.

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

The following diagram illustrates the ownership structure of Newmark as of September 30, 2022. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, or EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF SEPTEMBER 30, 2022

Cantor Fitzgerald, L.P.
58.6% of voting power
21.5% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc.
41.4% of voting power
64.3% of indirect economic interest in Newmark OpCo
• 100% Class A common stock (87.6% of economics and 41.4% of voting power)
• 64.3% indirect economic interest in Newmark OpCo
• 100% Class B common stock (12.4% of economics and 58.6% of voting power)
• 9.1% indirect economic interest in Newmark OpCo
• Non-Voting Limited Partnership Interests (44.5% of economics of Newmark Holdings)
• 10.9% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
15.5% of indirect economic interest in Newmark OpCo
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Non-Voting Limited Partnership Interests (58.1% of economics of Newmark Holdings)
• 15.5% indirect economic interest in Newmark OpCo
Newmark Holdings
• Non-Voting Limited Partnership Interests (73.4% of economics of Newmark OpCo)
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Limited Partnership Interests (26.6% of economics of Newmark OpCo)
Newmark OpCo
• Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
• Minority Equity Interests
Operating Subsidiaries
Other Entities

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 12.4%/ of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 87.6% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 76.0% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 24.0% of the voting power in Newmark.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2022 through September 30, 2022 as follows: (a) an aggregate of 10,518,897 limited partnership units granted by Newmark Holdings; (b) 23,217,195 shares of Newmark Class A common stock repurchased by us; (c) 26,742 shares of Newmark Class A common stock forfeited; (d) 1,686,307 shares of Newmark Class A common stock issued for vested restricted stock units; (e) 234,482 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 18,344,061 of such shares remaining available for issuance by us under such Registration Statement; and (h) 359,678 terminated limited partnership units.

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

Interest Rate Risk
Newmark had $547.1 million of fixed rate 6.125% Senior Notes outstanding as of September 30, 2022. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had no amounts outstanding under its Credit Facility as of September 30, 2022. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR or SOFR. 30-day SOFR as of September 30, 2022 was 247 basis points and 30-day LIBOR was 8 basis points at September 30, 2021. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $11.7 million based on our escrow balances as of September 30, 2022. A 100-basis point increase to the 30-day LIBOR would increase our annual earnings by $12.3 million based on our escrow balances as of September 30, 2021. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $11.7 million based on our escrow balances as of September 30, 2022. A decrease in 30-day LIBOR to zero would decrease our annual earnings by $1.0 million based on the escrow balances as of September 30, 2021.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR or SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $10.2 million based on our outstanding balances as of September 30, 2022. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by $11.4 million based on our outstanding balances as of September 30, 2021. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $10.2 million based on our outstanding warehouse balance as of September 30, 2022. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $1.0 million based on our outstanding warehouse balance as of  September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of September 30, 2022. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 31 — “Commitments and Contingencies” to the Company’s Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and under the heading "Derivative Suits" included in Part I, Item 2 of this Quarterly Report on Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operation for a description of our legal proceedings which is incorporated by reference herein.

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

10.1
Employment Agreement, dated September 29, 2022, by and among Michael Rispoli, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the SEC on October 3, 2022).

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statement. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: November 7, 2022