Form 10-K
period 2022-12-31
NEWMARK GROUP, INC.
filed 2023-03-16
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-38329

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
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2022 as reported on NASDAQ, was approximately $1.3 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2023
Class A Common Stock, par value $0.01 per share	152,435,926 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.
We anticipate that we will file the 2023 Proxy Statement with the SEC on or before May 1, 2023.

NEWMARK GROUP, INC.
2022 FORM 10-K ANNUAL REPORT

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

•General conditions in the economy, commercial real estate market and the banking sector (including perceptions of such conditions) can have a material adverse effect on our business, financial condition, results of operations and prospects.
•Interest rate increases in response to rising inflation rates may have a material negative impact on our businesses.
•The effects of the COVID-19 pandemic continue to significantly disrupt and adversely affect the environment in which we and our clients and competitors operate, including the global economy, the U.S. economy, the global financial markets, and the commercial real estate services industry.
•The loss of one or more of our key executives, the development of future talent, and the ability of certain key employees to devote adequate time and attention to us are a key part of the success of our business, and failure to continue to employ and have the benefit of these executives may adversely affect our businesses and prospects.
•We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or the commercial real estate services industry, expose us to interest rate risk, impact our ability to obtain favorable credit ratings and prevent us from meeting or refinancing our obligations under our indebtedness, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
•As we grow our business internationally, we are and we will continue to be exposed to political, economic, legal, regulatory, operational and other risks, including with respect to the outbreak of hostilities or other instability, inherent in operating in foreign countries.
•We operate in a highly competitive industry with numerous competitors, some of which may have greater financial and operational resources than we do.
•We may pursue opportunities including strategic alliances, acquisitions, dispositions, joint ventures or other growth opportunities (including hiring new brokers and other professionals), which could present unforeseen integration obstacles or costs and could dilute our stockholders. We may also face competition in our acquisition strategy, and such competition may limit such opportunities.
•We may have liabilities in connection with our business, including appraisal and valuation, sales and leasing and property and facilities management activities that exceed our insurance coverage.
•If we fail to comply with laws, rules and regulations applicable to commercial real estate brokerage, valuation and advisory and mortgage transactions and our other business lines, then we may incur significant financial penalties.
•The changes in relationships with the GSEs and HUD could adversely affect our ability to originate commercial real estate loans through such programs, although we also provide debt and equity to our clients through other third-party capital sources. Compliance with the minimum collateral and risk-sharing requirements of such programs, as well as applicable state and local licensing agencies, could reduce our liquidity.
•We may not be able to protect our intellectual property rights or may be prevented from using intellectual property used in our business.
•Malicious cyber-attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our business, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.
•Declines in or terminations of servicing engagements or breaches of servicing agreements could have a material adverse effect on our business, financial condition, results of operations and prospects.
•We may be required to pay Cantor Fitzgerald, L.P. (“Cantor”) for a significant portion of the tax benefit relating to any additional tax depreciation or amortization deductions we claim as a result of any step up in the tax basis of the assets of Newmark OpCo resulting from exchanges of interests held by Cantor in by Newmark Holdings, L.P. (“Newmark Holdings”) for our common stock.
•Increased scrutiny and changing expectations from stockholders with respect to the Company's ESG practices or demographic disclosure may result in additional costs or risks.
•We are a holding company, and accordingly we are dependent upon distributions from Newmark OpCo to pay dividends, taxes and indebtedness and other expenses and to make repurchases.
•Reductions in our quarterly cash dividend and corresponding reductions in distributions by Newmark Holdings to its partners may reduce the value of our common stock and the attractiveness of our equity-based compensation and limit the ability of our partners to repay employee loans.

•We are controlled by Cantor. Cantor’s interests may conflict with our interests, and Cantor may exercise its control in a way that favors its interests to our detriment, including in competition with us for acquisitions or other business opportunities.
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

Our Business

Newmark is a leading full-service commercial real estate services business. We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include:

•capital markets, which consists of investment sales and commercial mortgage brokerage (including the placement of debt, equity and structured finance and loan sales on behalf of third parties);
•agency leasing;
•valuation and advisory (“V&A”);
•property management;
•due diligence consulting and other advisory services;
•services related to government-sponsored enterprises (“GSE”) and the Federal Housing Administration (“FHA”), including multifamily lending and loan servicing, mortgage brokering and equity-raising; and
•flexible workspace solutions for owners.

Our occupier services and products include:

•tenant representation leasing;
•global corporate services ("GCS"), which includes real estate, workplace and occupancy strategy, corporate consulting services, project management, lease administration and facilities management; and
•flexible workspace solutions for occupiers.

We enhance these services and products through innovative real estate technology solutions and data analytics, enabling our clients to increase their efficiency and profits by optimizing their real estate portfolio. For the past decade, we have aimed to become the company with the greatest talent in the industry. We believe that we have made great progress towards achieving this goal, having assembled an incredible combination of the top strategists and advisors together with extraordinary expertise. This has led to a strong record of revenue growth for Newmark, and our becoming a top commercial real estate services platform in the United States. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the year ended December 31, 2022, we generated revenues of over $2.7 billion primarily from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

As discussed in greater detail in “—Industry Trends and Opportunity,” transaction and investment volumes in the commercial real estate industry declined significantly from record levels a year earlier due to the rapid rise in interest rates. We expect industry volumes to bounce back relatively quickly once interest rates have stabilized. Our near-term objectives include becoming number one in capital markets in the United States. This is partly because our investment sales and debt businesses have historically had a multiplier effect that drives outsized growth across many of our other businesses. When overall capital markets activity rebounds, we believe that our market share, revenues, and earnings can therefore outperform the industry. While the macroeconomic environment may be challenging in the short term, we remain excited about our market position and our future. We are also focused on increasing the percentage of our total revenues from our recurring and/or predictable businesses, such as V&A, mortgage servicing, GCS, and property management. Our goals also include increasing cross-selling opportunities with and between many of these businesses and our capital markets and leasing businesses. A portion of the revenues that we derive from providing property management services and from our GCS business are “pass-through” revenues that represent fully reimbursable compensation and non-compensation costs.

Our growth has historically been focused on North America; however, over the last few years, we have expanded our services and product offerings internationally. During 2021, we ended our affiliation with Knight Frank LLP and accelerated our global growth plans by acquiring Space Management (DBA “Deskeo”) and Knotel, Inc. (“Knotel”), both of which are European leaders in flexible and serviced workspace. We continued our non-U.S. expansion during 2022 when we acquired BH2, a leading London-based real estate advisory firm. Furthermore, over the past two years, we announced the addition of industry-leading international professionals in GCS, leasing, real estate capital markets, and V&A.

As of December 31, 2022, we have nearly 6,300 employees in over 150 offices in more than 110 cities. Over 1,100 of those employees are partially or fully reimbursed by clients, mainly in our property management and GCS businesses. In addition, as of December 31, 2022, Newmark has licensed its name to 13 commercial real estate providers with more than 400 employees operating out of 27 offices in various locations where Newmark does not have its own offices.

We are a leading real estate capital markets business in the United States. We have access to many of the world’s largest owners of commercial real estate, which we expect to drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. Our deep bench of talented professionals provides investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. We are a leading GSE lender by loan origination volume and servicer with a $70.7 billion servicing portfolio as of December 31, 2022 (of which 79.5% is higher margin primary servicing, 18.1% is limited servicing, and 2.4% is special servicing). Servicing companies generally earn considerably higher fees from primary servicing (GSE and FHA loans) compared with limited and special servicing.

We generate strong cash flows from our business and use those proceeds to invest by adding high profile revenue-generating professionals, including brokers and originators (together, “producers”) and other client-facing individuals. Historically, our newly hired producers tend to achieve dramatically higher productivity in their second and third years with the Company, although we generally incur related expenses immediately. As newly hired producers increase their production, our commission revenue and earnings growth accelerate, thus reflecting our operating leverage.

Our long-term track record of strong revenue and earnings growth resulted from the execution of our unique combination of corporate strategies, in which we aim to:

•build the leading capital markets platform in the U.S., while expanding our investment sales and debt businesses internationally, which we expect to have multiplier effects on our revenue streams across the Company, including in GSE/FHA origination and servicing, V&A, property management, and agency leasing,
•add and retain the industry’s most talented professionals and encourage their innovative and entrepreneurial natures, while providing them the benefits of our partnership and equity-based compensation structure, which drives talent to our platform, encourages an ownership mindset, and promotes cross-selling and collaboration with respect to servicing our clients,
•empower our professionals through technology, data analytics, and infrastructure, to make them better at what they do and to enable them to provide higher returns for our clients while enhancing the depth of their relationships with them, and
•expand our global footprint by entering new geographies and new and complementary business lines, as well as by acquiring companies with attractive expected returns and hiring talented professionals.

Our History

Newmark was founded in 1929 with an emphasis on New York-based investor/owner and occupier services, and developed a reputation for having talented, knowledgeable, and motivated advisors/intermediaries. BGC acquired us in October 2011. From that time until we spun off from BGC in December 2018, we embarked on a rapid expansion throughout North America encompassing nearly all key business lines in the real estate services sector, which included the acquisition of Berkeley Point Financial LLC in 2017. We believe our rapid growth is a result of our management team’s strong understanding of commercial real estate as an asset class, deep relationships with users and owners and long-term vision, our strong culture of innovation and collaboration, our ability to adapt to the evolving market and to shifts in the demand for our services, and our proven track record of attracting and retaining the industry’s best talent.

Beginning in 2006, our servicing of clients in the Asia-Pacific region, in Europe, the Middle East and Africa was facilitated through our relationship with Knight Frank. In the third quarter of 2021, we ended our affiliation with Knight Frank. We have accelerated our own global growth plans, including through the acquisitions of Knotel and Deskeo. Furthermore, we have announced the addition of industry-leading international professionals in our GSC, V&A, leasing, and capital markets businesses in locations including Singapore, Hong Kong and London, as we establish footholds in economic centers outside of the Americas. On February 15, 2023, we announced the hiring of the leading capital markets team in New York. On March 10, 2023, we announced the acquisition of London-based advisory firm Gerald Eve LLP ("Gerald Eve"), further expanding our operations in the U.K. with the addition of nine offices. During 2022, we acquired BH2, a leading London-based real estate advisory firm. We expect to continue to acquire and hire outside of North America as we execute on our plans to expand globally.

In certain smaller U.S. and international markets in which we do not maintain Newmark-owned offices, we have agreements in place to operate on a collaborative and cross-referral basis with certain independently-owned offices in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements (“business partners”). These business partners may use some variation of our branding in their names and marketing materials. These agreements typically take the form of multi-year contracts, and provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. While we do not derive a significant portion of our revenue from these relationships, they do enable us to seamlessly provide service to our mutual clients. These business partners give our clients access to additional brokerage professionals with local market research capabilities as well as other commercial real estate services in locations where the Company does not have a physical presence. The discussion of our financial results and other metrics reflects only the business owned by us and does not include the results for business partners using some variation of the Newmark name in their branding or marketing.

We intend to continue to opportunistically expand into markets, where we believe we can profitably execute our full service and integrated business model, with a particular focus on growing our presence in key markets in Europe, the Middle East, and Asia, while continuing to opportunistically augment our presence in the Americas.

In summary, we generate revenues from commissions on leasing and capital markets transactions, mortgage origination and loan servicing fees, V&A, property and facility management fees, as well as fees related to consulting and other real estate services. Our revenues are widely diversified across service lines, geographic regions and clients, with our top 10 clients accounting for approximately 7.4% of our total revenue on a consolidated basis, and our largest client accounting for less than 2.3% of our total revenue on a consolidated basis in 2022.

Our Services

Newmark offers a diverse array of integrated services designed to meet the full needs of both real estate investors/owners and occupiers. Our technological advantages, industry-leading talent, deep and diverse client relationships and suite of complementary services allow us to actively cross-sell our services and drive margins.

Real Estate Investor/Owner Services and Products

Capital Markets. We offer a broad range of capital markets services, including investment sales and mortgage brokerage (which includes debt and equity placement, fundraising and recapitalization) of individual assets, portfolios and operating companies. We match capital providers with capital users. Our capital markets professionals have deep relationships with investors and capital sources of various composition, including government sponsored agencies, insurance companies, pension funds, real estate investment trusts, private funds, private investors, developers and construction firms. On February 15, 2023, we announced the hiring of the leading capital markets team in New York.

Landlord Representation. We understand the nuanced needs of corporate, institutional, family and entrepreneurial property owners, and develop customized leasing strategies to help them attract and maintain the right tenants. Armed with both on-the-ground intelligence and comprehensive data, we help landlords find opportunities and make sound decisions. From strategic planning to property and asset management, we believe that our seamless services deliver increased revenue and enhanced value for our clients.

Valuation and Advisory (“V&A”). We operate a V&A business, which has grown over the past seven years from fewer than 40 professionals to over 630 as of December 31, 2022. Our V&A professionals execute projects of nearly every size and type, from single properties to large portfolios, existing and proposed facilities, and mixed-use developments across the spectrum of asset classes. Clients include banks, pension funds, equity funds, REITs, insurance companies, developers, corporations, and institutional capital sources. These institutions utilize the advisory services we provide in their loan underwriting, construction financing, portfolio analytics, feasibility determination, acquisition structures, litigation support, property tax, and financial reporting.

Property Management. We provide property management services on a contractual basis to owners and investors in office (including medical and life science offices), industrial and retail properties. Property management services include building operations and maintenance, vendor and contract negotiation, project oversight and value engineering, labor relations, property inspection/quality control, property accounting and financial reporting, cash flow analysis, financial modeling, lease administration, due diligence and exit strategies. We have an opportunity to grow our property management contracts in connection with our other businesses, including higher-margin leasing or capital markets. These businesses also give us better insight into our clients’ overall real estate needs.

Leading Commercial Real Estate Technology Platform and Capabilities. Investing in digital solutions has become imperative and we remain dedicated to creating customer-centric technology that optimizes our business methods while keeping our workforce and clients safe. Our multi-faceted real estate database continues to grow, as does our commitment to providing innovative, value-added technological solutions across our service lines, which enables our professionals to provide clients with data-driven advice and analytics with expediency. Our solutions are designed to increase operational efficiency, realize additional income, and/or generate cost savings for our professionals and clients.

Due Diligence, Consulting and Advisory Services and Other Services. We provide commercial real estate due diligence consulting and advisory services to a variety of clients, including lenders, investment banks and investors. Our core competencies include underwriting, modeling, structuring, due diligence and asset management. We also offer clients cost-effective and flexible staffing solutions through both on-site and off-site teams. We believe this business line and other non-brokerage services we offer give us additional ways to cross-sell services and add value to our clients.

Government Sponsored Enterprise (“GSE”)

Lending and Loan Servicing. We operate a leading commercial real estate finance company focused on the origination and sale of multifamily and other related commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of loans originated by it and third parties, including our affiliates. We participate in loan origination, sale, and servicing programs operated by two GSEs, Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”). We also originate, sell and service loans under Housing and Urban Development's (“HUD”) Federal Housing Administration (“FHA”) programs, and are an approved HUD Multifamily Accelerated Processing (“MAP”) and HUD LEAN lender, as well as an approved Government National Mortgage Association (“Ginnie Mae”) issuer.

Origination for GSEs. We originate multifamily loans distributed through the GSE programs of Fannie Mae and Freddie Mac, as well as through HUD programs. Through HUD’s MAP and LEAN Programs, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, senior housing and healthcare facilities. We are one of 25 approved lenders that participate in the Fannie Mae Delegated Underwriting and Servicing (“DUS”) program and one of 22 lenders approved as a Freddie Mac seller/servicer. As a low-risk intermediary, we originate loans guaranteed by government agencies or entities and pre-sell such loans prior to transaction closing. We have established a strong credit culture over decades of originating loans and remain committed to disciplined risk management from the initial underwriting stage through loan payoff.

Servicing. In conjunction with our origination services, we sell the loans that we originate under GSE and FHA programs and retain the servicing of those loans. The servicing portfolio (which includes certain other non-agency loans) provides a stable, predictable recurring stream of revenue to us over the life of each loan. The typical multifamily loan that we originate and service under these programs is either fixed or variable rate and includes significant prepayment penalties. These structural features generally offer prepayment protection and provide more stable, recurring fees. Our servicing operations are rated by Fitch, S&P, and Kroll for commercial loan primary and special servicing and consist of a team of approximately 70 professionals dedicated to primary and special servicing and asset management. These professionals focus on financial performance and risk management to anticipate potential property, borrower or market issues. Portfolio management conducted by these professionals is not only a risk management tool, but also leads to deeper relationships with borrowers, resulting in continued interaction with borrowers over the term of the loan, and potential additional financing opportunities.

We believe that the combination of our leading multifamily investment sales, mortgage brokerage, and agency lending businesses has provided and will have a multiplier effect that drives outsized growth across the Company.

Key Lending Channels
•Fannie Mae. As one of 25 lenders under the Fannie Mae DUS program, we are a multifamily approved seller/servicer for conventional, affordable and senior loans that satisfy Fannie Mae’s underwriting and other eligibility requirements. Fannie Mae has delegated to us responsibility for ensuring the loans originated under the Fannie Mae DUS program satisfy the underwriting and other eligibility requirements established from time to time by Fannie Mae. In exchange for this delegation of authority, we share up to one-third of the losses that may result from a borrower’s default. All of the Fannie Mae loans we originate are sold, prior to loan funding, in the form of a Fannie Mae-insured security to third-party investors. We service all loans we originate under the Fannie Mae DUS program.
•Freddie Mac. We are one of 22 Freddie Mac multifamily approved seller/servicer for conventional, affordable and senior loans that satisfy Freddie Mac’s underwriting and other eligibility requirements. Under the program, we submit the completed loan underwriting package to Freddie Mac and obtain Freddie Mac’s commitment to purchase the loan at a specified price after closing. Freddie Mac ultimately performs its own underwriting of loans we sell to Freddie Mac. Freddie Mac may choose to hold, sell or, as it does in most cases, later securitize such loans. We do not have any material risk-sharing arrangements on loans sold to Freddie Mac under the program. We also generally service loans we originate under this Freddie Mac program.
•HUD/Ginnie Mae/FHA. As an approved HUD MAP and HUD LEAN lender and Ginnie Mae issuer, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, senior housing and healthcare facilities. We submit a completed loan underwriting package to FHA and obtain FHA’s firm commitment to insure the loan. The loans are typically securitized into Ginnie Mae securities that are sold, prior to loan funding, to third-party investors. Ginnie Mae is a United States government corporation in HUD. Ginnie Mae securities are backed by the full faith and credit of the United States. In the event of a default on a HUD insured loan, HUD will reimburse approximately 99% of any losses of principal and interest on the loan and Ginnie Mae will reimburse the majority of remaining losses of principal and interest. The lender typically is obligated to continue to advance principal and interest payments and tax and insurance escrow amounts on Ginnie Mae securities until the HUD mortgage insurance claim has been paid and the Ginnie Mae security is fully paid. We also generally service all loans we originate under these programs.
•As described under “Real Estate Investor/Owner Services - Capital Markets,” we also offer our clients access to third party banks, insurance companies and other capital providers through our mortgage brokerage platform.

Lending Transaction Process. Our value driven, credit focused approach to underwriting and credit processes provides for clearly defined roles for senior management and carefully designed checks and balances to ensure appropriate quality control. We are subject to both our own and the GSEs’ and HUD’s rigorous underwriting requirements related to property, borrower, and market due diligence to identify risks associated with each loan and to ensure credit quality, satisfactory risk assessment and appropriate risk diversification for our portfolio. We believe thorough underwriting is essential to generating and sustaining attractive risk adjusted returns for our investors.

We source lending opportunities by leveraging a deep network of direct borrower and brokerage professional relationships in the real estate industry from our national origination platform. We benefit from offices located throughout the United States and our $70.7 billion servicing portfolio as of December 31, 2022 (of which 79.5% is higher margin primary servicing, 18.1% is limited servicing, and 2.4% is special servicing), providing real time information on market performance and comparable data points. Servicing companies generally earn considerably higher fees from primary servicing (GSE and FHA loans) compared with limited and special servicing. Our primary servicing book has grown at an approximately 9% CAGR since 2015.

Financing. We finance our loan originations under GSE programs through collateralized financing agreements in the form of warehouse loan agreements (“WHAs”) with multiple lenders with an aggregate commitment as of December 31, 2022 of $1.6 billion, an aggregate of $400.0 million of uncommitted warehouse lines with two lenders, and an uncommitted $400 million Fannie Mae loan repurchase facility. As of December 31, 2022 and December 31, 2021, we had collateralized financing outstanding of approximately $137.4 million and $1,050.7 million, respectively. Collateral includes the underlying originated loans and related collateral, the commitment to purchase the loans, and credit enhancements from the applicable GSE or HUD. We typically complete the distribution of the loans we originate within 30 to 60 days of closing. Proceeds from the distribution are applied to reduce borrowings under the WHAs, thus restoring borrowing capacity for further loan originations under GSE programs.

Intercompany Referrals. Certain of our affiliates, including subsidiaries of Cantor, have entered into arrangements in respect of intercompany referrals. Pursuant to these arrangements, the parties refer to each other for customary fees, opportunities for commercial real estate loan originations to our affiliates, opportunities for real estate investment sales, broker or leasing services to us, and opportunities for GSE/FHA loan originations to us.

Real Estate Occupier Services

Tenant Representation Leasing. We represent commercial tenants in virtually all aspects of the leasing process, including space acquisition and disposition (often in conjunction with our GCS business), strategic planning, site selection, financial and market analysis, economic incentives analysis, lease negotiations, lease auditing and project management. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, negotiating lease and ownership terms with landlords and minimizing real estate costs and associated risks for clients through analyzing, structuring and negotiating business and economic incentives, as well as advising on relevant sustainability and environmental issues. Fees are typically based on a percentage of the total financial consideration of the lease commitment for executed leases and are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. We use innovative technology and data to provide tenants with an advantage in negotiating leases, which has contributed to our market share gains.

Global Corporate Services (“GCS”). GCS is our consulting and outsourcing services business that focuses on reducing occupancy expenses and improving efficiency for corporate real estate occupiers, with significant, often multi-national presences. We provide beginning-to-end corporate real estate solutions for clients. GCS strives to make its clients more effective by optimizing real estate usage, managing overall corporate footprint expenses, and improving workflow and human capital efficiency through large scale data analysis and our industry-leading technology.

We provide real estate strategic consulting services to our clients, including Fortune 500 and Forbes Global 2000 companies, owner-occupiers, government agencies, as well as organizations in healthcare and higher education. We also provide enterprise asset management information consulting and technology solutions which can yield cost-savings for our GCS business’s client base. Our consulting services include financial integration, asset and portfolio strategy, location strategy and optimization, workplace strategies, energy and sustainability, workflow and business process improvement, merger and acquisition integration and industrial consulting. Fees for these services are on a negotiated basis and are often part of a multi-year services agreement. Fees may be contingent on meeting certain financial or savings objectives with incentives for exceeding agreed upon targets.

We believe that GCS provides us with a unique lens into commercial real estate and offers ways to win business across multiple business lines. Whether a client currently manages its real estate function in-house (insource) or has engaged an external provider (outsource), GCS aims to create value by securing accounts that are first generation outsource or by gaining outsourced market share. GCS often provides us a recurring revenue stream when it enters into multi-year contracts for ongoing services, such as project and facilities management and real estate and lease administration over the course of the contract.

For the past 13 years, the International Association of Outsourcing Professionals (“IAOP”) has named Newmark to The Best of The Global Outsourcing 100®, which identifies the world’s best outsourcing providers across all industries.

Our GCS platform offers the following services:

•Workplace and Occupancy Strategy. Our workplace strategy and human experience team includes real estate strategists, architects, financial analysts, change managers, and subject matter experts with experience in the components of a successful workplace. We focus on the people, place and process aspects that drive performance. We work with clients to make the experience of going to work more engaging, supportive, and productive by inspiring people through meaningful placemaking. Our clients include leading corporations who are increasingly rethinking their approach to the workplace as a result of the pandemic. They are motivated by a variety of factors - including making their people happier, safer and healthier, driving organizational change and re-alignment, and being more effective with their real estate and technology investments. Our team leverages workplace strategies to tailor environments where employees want to come to work, participate and perform.
•Energy and Sustainability Services. Our Energy and Sustainability Services team aims to help management services clients lower energy costs, increase net operating income and support responsible corporate stewardship, and include: calibration of outside air/demand control ventilation, energy procurement, EnergyStar management, enhanced air filtration & IAQ Upgrades, Electrical Demand Lightning, electrical load curtailment (demand response), EV charging stations, LED lighting upgrades, LEED certification, renewable energy and utility data management and benchmarking.
•Technology. GCS has upgraded and improved upon various technologies offered in the real estate industry, combining our technological specialties and our creative core of development within our GCS platform.
•Project Management. We provide a variety of services to tenants and owners of self-occupied spaces. These include conversion management, move management, construction management and strategic occupancy planning services. These services may be provided in connection with a tenant representation lease or on a contractual basis across a corporate client’s portfolio. Fees are generally determined on a negotiated basis and earned when the project is complete.
•Real Estate and Lease Administration. We manage leases for our clients for a fee, which is generally on a per lease basis. We also perform lease audits and certain accounting functions related to the leases. Our lease administration services include critical data management, rent processing and rent payments. These services provide additional insight into a client’s real estate portfolio, which allows us to deliver significant value back to the client through the provision of additional services, such as tenant representation, project management and consulting assignments, to minimize leasing and occupancy costs. For large occupier clients, our real estate technology enables them to access and manage their complete portfolio of real estate assets. We offer clients a fully integrated user-focused technology product designed to help them efficiently manage their real estate costs and assets.

•Facilities Management. We manage a broad range of properties on behalf of users of commercial real estate, including headquarters, facilities and office space, for a broad cross section of companies including Fortune 500 and Forbes Global 2000 companies. We can manage the day-to-day operations and maintenance for urban and suburban commercial properties of most types, including office, industrial, data centers, healthcare, life sciences, retail, call centers, urban towers, suburban campuses, and landmark buildings. Facilities management services may also include facility audits and reviews, energy management services, janitorial services, mechanical services, bill payment, maintenance, project management, and moving management. While facility management contracts are typically three to five years in duration, they may be terminated on relatively short notice periods.

Flex Workspace Provider. We offer amenity-rich and flexible work environments across a network of offices located primarily in Europe and North America and which operate under the names Knotel and Deskeo. We make smart, city-dependent choices with buildings that serve occupiers of real estate by providing a bespoke solution with world-class amenities.

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

Industry Trends and Opportunity

We expect the following industry and macroeconomic trends to impact our market opportunity:

Large and Highly Fragmented Market. We estimate that the commercial real estate services industry is a more than $400 billion global revenue market opportunity. This total addressable market (“TAM”) represents the actual and/or potential revenues that are or could be generated annually by public and private commercial real estate services firms. We believe that a significant portion of the TAM currently resides with smaller and regional companies offering services like ours. We also believe that a large percentage consists of real estate services that are performed in-house by owners and occupiers but that could be partially or entirely outsourced. The estimated TAM also includes businesses in which our public CRE services competitors operate but where Newmark currently does not, such as real estate investment management. We estimate that less than 20% of the potential revenue in the global commercial real estate services market is currently serviced by the top 10 global firms (by total revenue), leaving a large opportunity for us to reach clients through superior experience and high-quality service, relative to both our larger competitors and the significant number of fragmented smaller and regional companies. We believe that clients increasingly value full service real estate service providers with comprehensive capabilities and multi-jurisdictional reach. We believe this will provide a competitive advantage for us as we have full-service capabilities to service both real estate owners and occupiers.

Institutional Investor Demand for Commercial Real Estate. Institutions investing in real estate often compare their returns on investments in real estate to those of alternative asset classes, benchmark sovereign bonds, and investment-grade corporate bonds. Even with their recent rise, benchmark interest rates have remained relatively low compared with long-term average historical rates around the world over the past several years. For example, ten-year U.S. Treasuries averaged just over 6% over the fifty years ended December 31, 2022, compared with approximately 2.1% over the past five and ten years, 2.9% in 2022, and 3.8% in the fourth quarter of 2022. From the end of the Great Recession through the second half of 2022, this generally offered investors appealing spreads between those rates and risk-adjusted total returns for commercial real estate, which attracted significant investment from the portfolios of sovereign wealth funds, insurance companies, pension and mutual funds, high net worth investors and family offices, and other institutional investors, leading to an increased percentage of direct and indirect ownership of real estate related assets over time.

For example, Preqin estimated that there was approximately $436 billion of investable funds held by global real estate focused institutions in closed-end funds as of December 31, 2022, versus $235 billion in 2015 and $157 billion in 2010. These amounts exclude the significant amount of real estate assets held by other types of investors and owners, such as publicly-traded REITs, non-traded REITs, and open-ended core property funds.

In the second half of 2022, investment volumes in commercial real estate declined significantly from the record levels recorded a year earlier. This was largely due to both the relatively rapid rise in both the absolute level of interest rates and the increase in overall interest rate volatility as measured by ICE BofA MOVE Index and similar indices as well as widening credit spreads. A large percentage of commercial real estate investment is financed with debt, and these recent macroeconomic conditions made the financing of deals more challenging. Despite this recent slowdown in industry-wide activity, over the long term, we expect institutions to continue increasing investments in global real estate. For context, the weighted average target allocation for all global institutional investors to real estate increased from 5.6% of their overall portfolios in 2010 to 9.6% in 2015 and 10.8% in 2022, according to figures from Cornell University’s Baker Program in Real Estate and Hodes Weill & Associates. This same source estimates that the global target allocations will increase to 11.1% in 2023, which would be nearly double the percentage in 2010, and which they say implies the potential for an additional $80 to $120 billion of capital allocations to real estate over the coming years. We expect this positive allocation trend to continue to benefit our owner-focused businesses.

Significant Levels of Commercial Mortgage Debt Outstanding and Upcoming Maturities. As of the most recently available data, there is approximately $4.5 trillion in U.S. commercial and multifamily mortgage debt outstanding according to the Mortgage Bankers Association (“MBA”) and over $2.5 trillion of related maturities expected from 2023 to 2027 according to Trepp, LLC. Refinancing typically makes up a significant portion of overall industry originations. For context, the MBA states that total U.S. commercial and multifamily originations were $713 billion in 2019, $614 billion in 2020, $891 billion in 2021, and $904 billion in 2022. The MBA projects that U.S. origination volumes will decline in 2023, but they are expected to resume their long-term growth trend over the following two years. We therefore continue to see long-term opportunities for our commercial mortgage brokerage and GSE/FHA origination businesses to benefit from this trend. Steady interest rate environments typically stimulate our capital markets business, where demand is often dependent on attractive all-in borrowing rates versus expected asset yields. Demand also depends on credit accessibility and general macroeconomic trends.

Favorable Multifamily Demographics Driving Growth in GSE Lending and Multifamily Sales. Increasing sales prices for single-family homes relative to wages, delayed marriages, an aging population, and immigration to the United States are among the factors increasing demand for new apartment living, as well as for single-family rental housing. We expect these factors to support continued growth for our capital markets business, which provides integrated investment sales, mortgage brokerage, GSE/FHA lending, and loan servicing capabilities.

Trend Toward Outsourcing of Commercial Real Estate Services. We estimate that the outsourcing of real estate-related services has reduced both property owner and tenant costs, which has increased the profitability for those who utilize commercial real estate and spurred additional demand for property. We believe that the more than $400 billion global revenue opportunity includes a large percentage of companies and landlords that have not yet outsourced their commercial real estate functions, including many functions offered by our management services businesses. Large corporations are focused on consistency in service delivery and centralization of the real estate function and procurement to maximize cost savings and efficiencies in their real estate portfolios. This focus tends to lead them to choose full-service providers like Newmark, where customers can centralize service delivery and maximize cost savings. We expect our GCS and property management businesses to benefit from the continued growth of outsourcing. For those companies and landlords who do not outsource, we consult with them and offer technology solutions to facilitate self-management more efficiently. In addition, the recent global pandemic has increased demand among owners and occupiers of commercial real estate for ways to best manage their property portfolios and maximize both the safety and productivity of their workforce. Our GCS business has seen increased demand for services relevant to these client needs. We believe that our outsourcing, consulting, and technology offerings allow us to engage further with clients and position us for opportunities to provide additional services to fulfill their needs.

Changing Nature of Office Usage. Since the onset of the global pandemic, a large percentage of our occupier clients have begun to examine the best ways to utilize office space as they seek to attract and retain talent. This has led to occupiers reducing the amount of office space they lease or will lease, particularly in the technology sector. At the same time, across most industries and regions, older office buildings in less desirable locations (often referred to as "class B” or “class C" space) have seen reduced demand and lease or sell at significant discount to “class A” space, which are newer, renovated, LEED certified, and have more amenities. Class A properties not only command historically high prices relative to class B and C office space, but often at higher absolute prices per square foot than before the pandemic. This flight to quality has negatively impacted industry capital markets and leasing activity related to class B and C space. The changing nature of office usage creates opportunities for the Company to (i) assist corporate clients with workplace strategy, site selection, and other ways to maximize the efficiency of their operations and workforce, (ii) the trend towards hybrid work includes an increasing percentage of flexible work as a percentage of corporate portfolios, which will benefit our leasing business and flexible workspace business and (iii) class B and class C building obsolescence will create opportunities to assist owners with debt and equity recapitalizations, and repositioning obsolete office inventory into multi-family, industrial, life science and other uses.

While it remains to be seen how long these recent trends with respect to office utilization continue, there are indications that they have recently been moving in a positive direction. For example, security provider Kastle Systems tracks the number of employees in ten of the largest U.S. metropolitan areas that were physically in the offices. They report every work week as a percentage of the typical number physically present during the first three weeks of February 2020 (the "Kastle

Barometer"). The Kastle Barometer remained below 35 for most of 2021, climbed from the low 40s in early 2022 to the high 40s towards the end of 2022, and climbed above 50 for the first time since early 2020 at the end of January 2023.

It remains unclear if or when office usage will return to pre-pandemic levels. To the extent occupiers continue to further increase the percentage of employees working in offices, we expect to have additional opportunities for our professionals in tenant restructuring and portfolio optimization. Our teams are also actively collaborating with clients to differentiate or repurpose underutilized spaces, including with respect to converting office space into multifamily, life science, industrial, or other uses. We also expect the need for flexibility and hybrid workforces to create significant opportunities for both our Company-owned flexible workspace business and for our Company to broker leasing transactions involving external flexible workspace platforms.

Our Competitive Strengths

We believe the following competitive strengths differentiate us from competitors and will help us enhance our position as a leading commercial real estate services provider:

Full-Service Capabilities. We provide a fully integrated real estate services platform to meet the needs of our clients and seek to provide beginning-to-end services to each client. These services include leasing, investment sales, mortgage brokerage, property management, facility management, multifamily GSE/FHA lending, loan servicing, advisory and consulting, appraisal, property and development services, and technology solutions. Today’s clients are focused on consistency of service delivery and centralization of the real estate function and procurement, resulting in savings and efficiencies, and allowing them to focus on their core competencies. Our target clients increasingly award business to full-service commercial real estate services firms, a trend which benefits our business over many of our competitors. Additionally, our full-service capabilities afford us an advantage when competing for business from clients who are outsourcing real estate services for the first time, as well as clients seeking best in class data, industry knowledge, and technology solutions. We believe our comprehensive and collaborative approach to commercial real estate services has allowed our revenue sources to become well-diversified across services and key markets throughout North America. Going forward, we expect to replicate our growth strategies as we continue our global expansion, with an initial focus on entering or further growing in 8-10 key non-U.S. markets.

Proven Ability to Attract High-Quality Talent and Grow Market Share. Over the past decade, Newmark has been able to provide full-service capabilities while maintaining a manageable scale and has gained market share and risen in relevant league table standings across many business lines. We have accomplished this in part by investing in leadership and recruiting the top performers across our diverse business lines and geographies to our platform. We believe that we will duplicate this success over time as we further expand our presence outside the U.S.

Alignment to Investor Sentiment & Diverse Revenue Mix. We have added companies and talent to our platform that provide services in business lines, property types and geographies that align with the objectives of our clients and with the changing market for commercial real estate services. We have grown our revenues in property types such as multifamily, industrial and life sciences, driven by our clients’ desires to expand their investments and operations. Additionally, we have expanded our services through geographic diversification, growing service offerings in many markets in North America, and more recently, in other markets globally.

Industry-Leading Technology. Our technology is designed to create customer-centric digital solutions to transform processes and effectively increase the revenue, productivity and/or efficiency of our professionals and clients. As we further improve these solutions based on our professionals’ feedback, we continue to empower them with data and technology intended to give them a competitive advantage. By digitizing and automating the way we conduct business across our service lines, we aim to increase efficiency through data-driven insights, empowering Newmark professionals to make well-informed decisions delivered with speed and precision.

Below are some examples of our technology solutions:

•Ngage and Nform meaningfully increase the productivity of our V&A business. Together, these comprise our proprietary value-modeling database containing expansive records of sales, comparable leases, and building operating expenses. We have dramatically reduced appraisal modeling time by automating a large percentage of the report creation process, reducing the possibility of formula errors through the use of our proprietary technology and reliable data.

•Spaceful is our proprietary digital tourbook platform, which allows brokerage teams to collaborate and make real-time adjustments through its drag-and-drop interface, assembling elegant tourbooks with auto-generated maps within minutes, thereby improving the tour experience and strengthening our client relationships. Spaceful is designed to eliminate the need for paper and circulating multiple physical versions by providing an in-app experience and digital downloads when sharing with a client or internally, furthering our commitment to sustainability.

•Pegasus is Newmark’s 3D mapping software that assists with location strategies based on demographics and proprietary data. With features such as fly-over technology and 360-degree angles, submarket color overlays, property layers and details, heat maps, and generated animated market views with stacking plan details, Pegasus leverages the art of storytelling and transforms the visual aspect of geography into a presentation in and of itself.

•Ideal is Newmark's proprietary customer relationship management (CRM) platform that allows brokers and brokerage team members to share, update, maintain, and forecast the information and data relevant to their transactions and client relationships. Through its intuitive design and reliable data, Ideal is enhancing our collaborative culture by fostering valuable insights for pursuit tracking, lead-to-sale conversions, as well as cross-selling and upselling opportunities.

•Newlitic is an innovative technology solution that integrates enterprises' real estate portfolio information into a single platform. A flexible and intuitive tool for corporate real estate professionals, Newlitic offers capabilities for multiple management reporting needs, including occupancy utilization, portfolio and lease administration, transaction management, capital projects and facilities management through customizable web dashboards. Newlitic, in combination with our GCS team’s expertise in real estate management, further empowers our enterprise clients across the world, enabling leaders to advance data-driven strategies and leverage real estate information to the fullest.

We believe our technology solutions encourage customers to use Newmark to execute capital markets and leasing transactions, as well as to use our other services. We believe that the customer experience through use of our data and technology is a key competitive advantage as companies look to transform how they do business. Through product innovation and engineering excellence, we expect to continue developing and investing in cutting-edge technology tailored to accommodate Newmark’s full-service platform. We are committed to empowering our professionals with customized data and digital solutions intended to improve and optimize the client experience and help drive growth.

Strong and Diversified Client Relationships. We have long-standing relationships with many of the world’s largest commercial property owners, real estate developers and investors, and Fortune 500 and Forbes Global 2000 companies. We can provide beginning-to-end solutions for our clients through our management services offerings. This allows us to generate more recurring and predictable revenues. We generally have multi-year contracts to provide services, including repeatable transaction work, lease administration, project management, facilities management and consulting. In capital markets, we provide real estate investors and owners with property management and landlord representation during their ownership and assist them with maximizing their return on real estate investments through investment sales, debt and equity financing, lending and V&A services and real estate technology solutions. We believe that the many touch points we have with our clients gives us a competitive advantage in client-specific and overall industry knowledge, and that this has a multiplier effect that drives growth across the Company.

Strong Financial Position to Support High Growth. We generate significant earnings and strong and consistent cash flow. We have $233.8 million of cash and cash equivalents and a $600 million revolving credit facility as of December 31, 2022. We expect to use our strong balance sheet and future cash flow generation to fuel our future growth.

Employee Ownership and Equity-Based Compensation Yields Multiple Benefits. Unlike many of our peers, virtually all of our key executives and revenue-generating employees have partnership and/or equity stakes in our company. This strong emphasis on ownership promotes an entrepreneurial culture that enables us to attract and retain top producers in key markets and service lines. See “-Human Capital Management.”

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

Opportunity to Grow Domestic and Global Footprint. In 2022, more than 7% of our revenues were from international sources, while our largest, full-service, U.S.-listed competitors generated approximately 28-45% of their revenues outside the U.S. for the most recent fiscal years reported. We believe that our successful history of acquiring over 55 businesses since 2011 and making profitable hires across our business lines and existing geographies demonstrate our ability to continue to grow substantially around the globe.

Industry Recognition
As a result of our experienced management team’s ability to skillfully grow the Company, we have become a nationally recognized brand. Over the past several years, we have consistently won a number of U.S. industry awards and accolades, been ranked highly by third-party sources and significantly increased our rankings, which we believe reflects recognition of our performance and achievements. For example:

•Ranked #2 Top Apartment Brokers, Real Capital Analytics, 2022;
•Ranked #2 Top Office Brokers, Real Capital Analytics, 2022;
•Ranked #2 Top Cross-Border Brokers, Real Capital Analytics, 2022;
•Ranked #2 Top Brokers of Self-Storage Properties, Real Estate Alert, 2022;
•Ranked #3 Top CRE Brokerage Firms and #3 Top Sales Firms, Commercial Property Executive, 2022;
•Ranked #3 Top Mortgage Banking & Brokerage Firms, Commercial Property Executive, 2023;
•Ranked #3 Top Brokers of Multi-Family Properties, Real Estate Alert, 2022;
•Ranked #4 Top Office Brokers, Real Estate Alert, 2022;
•Ranked #4 Top Overall Brokers, Real Estate Alert, 2022;
•Ranked #4 Top Retail Brokers, Real Estate Alert, 2022;
•Ranked #5 Fannie Mae Delegated Underwriting and Servicing (DUS) lender by volume for 2022 by the agency; including #3 DUS Producers for Structured Transactions; and
•Ranked among The Global Outsourcing 100® by the International Association of Outsourcing Professionals, 2023, for the 14th consecutive year.

Clients

Our clients include a full range of real estate owners, occupiers, tenants, investors, lenders, small and medium sizes businesses, as well as multi-national corporations and some of the largest institutional owners of real estate in the world in numerous markets and across multiple property types, including office, retail, industrial, multifamily, student housing, hotel/lodging, data centers, healthcare, self-storage, land, condominium conversions, subdivisions and special use. Our clients vary greatly in size and complexity, and include for-profit and non-profit entities, governmental entities and public and private companies.

Sales and Marketing

We seek to develop our brand and highlight its expansive platform while reinforcing our position as a leading commercial real estate services firm in the United States through national brand and corporate marketing, local marketing of specific business lines and targeted brokerage professional marketing efforts.

National Brand and Corporate Marketing. At a national level, we utilize media relations, industry sponsorships, social media, sales collateral and targeted advertising in trade and business publications to develop and market our brand. We believe that our emphasis on our unique capabilities enables us to demonstrate our strengths and differentiate ourselves from our competitors. Our multi-market business groups provide customized collateral, website and technology solutions designed to address specific client needs.

Local Market Expertise and Targeted Brokerage Professional Efforts. On a local level, our offices (including those owned by us and those independently owned business partners) have access to tools and templates that provide our revenue-generating professionals with the market knowledge we believe is necessary to educate and advise clients, and also to bring properties to market quickly and effectively. These tools and templates include proprietary research and analyses, web-based marketing systems and ongoing communications and training about our depth and breadth of services. Our professionals use these local and national resources to participate directly in selling to, advising and servicing clients. We provide marketing services and materials to certain business partners as part of an overall agreement allowing them to use our branding. We also benefit from shared referrals and materials from local offices.

Additionally, we invest in and rely on comprehensive research to support and guide the development of real estate and investment strategy for our clients. Research plays a key role in keeping colleagues attuned to important trends and changing conditions in world markets. We disseminate this information internally and externally directly to prospective clients and the marketplace through the company website, direct email, and social media. We believe that our investments in research and technology are critical to establishing our brand as a thought leader and expert in real estate-related matters and provide a key sales and marketing differentiator.
Globally, we believe that the combination of (i) our having assembled a group that includes some of the industry’s most talented professionals, (ii) encouraged their innovative and entrepreneurial natures, and (iii) provided them the benefits of our partnership and equity-based compensation structure together encourage an ownership mindset while promoting cross-selling and collaboration with respect to servicing our clients across our platform.

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

Seasonality

Due to the strong desire of many market participants to close real estate transactions prior to the end of a calendar year, our business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. For the five years ended 2018 through 2022, we generated an average of approximately 22% of our revenues in the first quarter and 29% of our revenues in the fourth quarter.

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

Relationship with Cantor

See “– Our Organizational Structure” and “Item 1A-Risk Factors-Risks Related to Our Relationship with Cantor and Its Respective Affiliates.”

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

We could be required to pay fines, return commissions, have a license suspended or revoked, or be subject to other adverse actions if we conduct regulated activities without a license or violate applicable rules and regulations. Licensing requirements could also impact our ability to engage in certain types of transactions, change how we conduct business or affect the cost of conducting business. We and our licensed associates may be subject to various obligations, and we could become subject to claims by regulators and/or participants in real estate sales or other services claiming that we did not fulfill our obligations. This could include claims with respect to alleged conflicts of interest where we act, or are perceived to be acting, for two or more clients. While management has overseen highly regulated businesses before and expects us to comply with all applicable regulations in a satisfactory manner, no assurance can be given that it will always be the case. In addition, federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations that impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to such properties. In our role as property or facilities manager, we could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes relating to properties we currently or formerly managed. Such liability may be imposed without regard for the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these may be joint and several, meaning that one of multiple liable parties could be responsible for all costs related to a contaminated site. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property or facilities managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of regulatory compliance and potentially subject us to violations or claims by regulatory agencies or others. Additionally, under certain circumstances, failure by our brokerage professionals acting as agents for a seller or lessor to disclose environmental contamination at a property could result in liability to a buyer or lessee of an affected property.

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

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s consolidated financial statements. As of December 31, 2022, Newmark has met all capital requirements. As of December 31, 2022, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $430.1 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing Program (“TAH”). These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of December 31, 2022, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2022 and 2021, outstanding borrower advances were approximately $1.3 and $0.9 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

In order to continue our business in our current structure, we and Newmark Holdings must not be deemed investment companies under the Investment Company Act. We intend to take all legally permissible action to ensure that such entities are not subject to such Act. For additional information, see “Item 1A-Risk Factors-Risks Related to Our Corporate and Partnership Structure-If we or Newmark Holdings were deemed an “investment company” under the Investment Company Act, the Investment Company Act’s restrictions could make it impractical for us to continue our business and structure as contemplated and could materially adversely affect our business, financial condition, results of operations and prospects.”

Human Capital Management

Human Capital Resources. Newmark is an organization built on strong values, employee engagement and shared ownership. At our core, we are committed to our employees by providing them with an opportunity to participate in our success. We believe that by cultivating a dynamic mix of people and ideas, we enrich the performance of our businesses, the experiences of our increasingly diverse employees, and the level of engagement in the communities in which we operate.

Workforce. As of December 31, 2022, we have nearly 6,300 employees in approximately 150 offices in more than 110 cities. 99% of our employees globally are full-time, 82% are in the United States, and 18% are in the rest of the world. Over 1,100 of our employees are partially or fully reimbursed by clients, mainly in our property management and GCS businesses. In addition, as of December 31, 2022, Newmark has licensed its name to 13 commercial real estate providers with more than 400 employees operating out of 27 offices in various locations where Newmark does not have its own offices. Newmark and our business partners together operate from approximately 175 offices with over 6,700 professionals in 25 countries across four continents.

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

Our non-U.S. headcount has grown this year due to growth in our India offshoring operations, the hiring of new international professionals across capital markets, leasing, V&A and GCS, and the BH2 acquisition. We expect our international headcount to increase as we continue to expand our global operations.

We have invested significantly through acquisitions, technology spending and the hiring of new brokerage professionals, salespeople, managers and other front-office personnel. The market for these acquisitions has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have attracted best-in-class professionals to our platform, known for scale, technology and expertise.

Newmark is an organization built on strong values, employee engagement and ownership. At our core, we are committed to our employees by providing them with an opportunity to participate in our success. We believe that by cultivating a dynamic mix of people and ideas, we enrich our businesses’ performance, the experience of an increasingly diverse employee base, and our communities’ engagement.

Human Capital Measures and Objectives. In response to shifting client demands, we seek to also manage our human capital resources as we expand service offerings and geographies in order to maximize profitability.

Our human capital measures and objectives include those related to employee headcount. During 2022, we saw somewhat increased voluntary turnover year-on-year for our back office and operational employees due partly to wage pressures. However, our retention rate for our managers, brokers, salespeople, and other revenue-generating personnel improved slightly compared with 2021.

We continue to invest in the business by adding high profile and talented producers and other revenue generating professionals. In 2022, we increased such headcount globally through selective hiring across capital markets, leasing, V&A and GCS, and through acquisitions. Historically, newly hired revenue generating professionals in commercial real estate tend to achieve higher productivity in their second and third years with the Company, although we incur related expenses immediately.

Newmark will continue to focus on increasing the percentage of our total revenues from our recurring and/or predictable revenue businesses, such as V&A, mortgage servicing, GCS, and property management. We also continue to focus on businesses with exposure alternative property types, such as life science, senior housing, medical office, self-storage and student housing, which, together with industrial and multifamily, contributed a significant percentage of transaction volume growth for Newmark and have aligned to investor preferences over the last few years. From a human capital perspective, we have made some key management hires in these areas in 2022 and expect them to be continued areas of growth in the future.

From time to time, we engage in cost-savings initiatives, including reducing the number of employees to improve margins. We are also focused on driving margin expansion through the use of technology to improve our workforce’s productivity and rationalizing our cost structure to drive increased efficiencies and through the use of near shoring and offshoring where appropriate. As an example of the latter, our India offshoring operation now consists of over 470 employees, compared with over 300 in 2021, with plans to grow further in 2023.

Flexible, Safe and Empowering Work Environment. In order to retain and hire additional workforce, we have maintained our flexible work arrangements implemented during COVID, where appropriate, and made compensation adjustments, established additional corporate opportunities and provided additional benefits, including a 401(k) match.

We have taken significant measures to develop a safe work environment in our offices subject to applicable state and local regulatory requirements where appropriate. We have established a more flexible hybrid approach in many instances for non-revenue generating roles or for roles which are not office dependent. We have established vaccination requirements in accordance with applicable laws, including time-off for vaccines, coverage for COVID-19 testing and enhanced sick leave.

We have implemented measures to ensure the mental health and well-being of our employees during the pandemic, including increased access to Behavioral Health and Mental Health telemedicine, expanding access to Employee Assistance Program Services and providing employees with access to preventative mental health solutions.

Performance-Based and Highly Retentive Compensation Structure. Virtually all of our key executives and producers have equity or partnership stakes in the Company and its subsidiaries. Generally, they receive deferred equity, limited partnership units or restricted stock units as part of their compensation. As of December 31, 2022, our employees and independent contractors, partners, executive officers and directors owned approximately 27% of our equity on a fully diluted basis.

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

The non-exchangeable partnership units held by our partners are subject to forfeiture (such as if the non-compete, confidentiality or non-solicit provisions of the Newmark Holdings limited partnership agreement are violated), and unvested restricted stock units are subject to service conditions that must be met in order for them to vest into shares of Newmark common stock. In addition, any partnership amounts paid following termination of service generally are paid over a number of years to ensure compliance with partner obligations. This compensation structure has proven to be highly retentive, and since 2015, we have retained 94% of our top-performing producers.

We also enter into various agreements with certain employees and partners. Many of these individuals receive loans that may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units, or that may be forgiven over a period of time. These loans provide incentives and promote entrepreneurship and long-term engagement.

Human Capital and Social Policies and Practices. We are committed to our people, our stakeholders and the community as a whole. We have a variety of programs to incentivize and support our employees, from employee ownership to comprehensive benefits and training. We are also committed to equal opportunity, diversity and other policies and practices designed to fulfill our commitment to social and human capital development.

Employee Diversity, Inclusion and Equal Opportunity. We are committed to equal opportunity, diversity and other policies and practices that seek to further our development of a diverse and inclusive workplace. We consider all qualified applicants for job openings and promotions without regard to race, color, religion, gender, sexual orientation, gender identity, national origin or ancestry, age, disability, service in the armed forces, or any other characteristic that has no bearing on the ability of employees to do their jobs well. We continue to develop initiatives to support these values and include qualified, diverse candidates in the interview process for leadership roles.

We are dedicated to our efforts to achieve pay equity. Our promotion and compensation processes are designed to enable us to treat employees fairly, and our compensation decisions are differentiated based on performance.

Newmark participates in the Corporate Equality Index, a national benchmarking tool measuring policy, practices and benefits pertinent to lesbian, gay, bisexual, transgender and queer (LGBTQ+) employees and was named to GlobeSt.’s 2021 Women of Influence ‘Diversity Champion’ list.

Talent remains at the core of who we are as a company, and we remain committed to having a culture built around inclusion, equality and developing a diverse workforce. In 2020, we launched IDEA (Inclusion, Diversity, Equality and Access), a program designed to enhance our ability to attract, develop and retain top talent with an emphasis on increasing representation of traditionally underrepresented groups at all levels of the organization. Our goal is to build an even more successful organization that more closely reflects our client base and the population at large.

Our employee resource groups (“ERGs”) support the recruitment, development and retention of diverse professionals across our organization to advance our business and reputation. Our current ERGs are the Asian Pacific American Community, the Black Employee Network, the Latin American/Hispanic ERG, the Military Veterans ERG, Newmark Pride and the Network of Women. Our ERGs strive to offer a variety of opportunities and tools to help our employees make new professional contacts, find mentors and develop their careers. These events and activities also allow our employees to support one another through a valuable exchange of experiences, advice, and best practices for career success.

We are helping to shape future leaders from a wide variety of backgrounds. We actively participate in various initiatives, including the following:

•participation in the Mortgage Bankers Association Path to Diversity Scholarship Program;
•sponsorship of the Summer Enrichment and Analyst Development Programs run by Artemis Real Estate Partners, a female-owned financial firm with a strong track record in fostering diversity; and
•Platinum Level Sponsorship of the virtual internship program run by the Real Estate Board of New York (REBNY) in partnership with the City University of New York (CUNY) and Project Destined.

We further participate in job fairs and job boards that are focused on reaching a diverse applicant pool. We are also an investor in a commercial real estate services firm that operates as E Smith Advisors, which is a certified minority-owned business enterprise offering a wide variety of real estate services in the U.S.

Employee Engagement, Communication, Management and Leadership Training and Development. We are investing in our employees’ long-term development and engagement by delivering training and development programs and a culture where our people can thrive and maximize their potential. We require mandatory annual training in workplace respect and inclusion, anti-money laundering, anti-crime, global sanctions, ethics, cyber-security and harassment prevention among other topics. We also provide or support periodic job-specific and other developmental training and support for our employees so they can maximize their potential, as well as tuition reimbursement programs to eligible employees.

We provide virtual and in-person leadership training to managers on topics, including management effectiveness, communication skills, interview skills, writing and delivering effective performance evaluations, managing diverse teams and other topics. This training is supplemented by a comprehensive library of on-line training courses that managers and employees may access. Finally, our individual business lines offer ongoing learning and development opportunities tied to deepening the understanding of the subject matter expertise of their professionals.

Our success depends on employees understanding how their work and engagement contribute to our strategy, culture, values and regulatory environment. We use various channels to facilitate open and direct communication, including internal calls and meetings with employees, training and policy updates, our ERGs, our IDEA program and our social and family outings and events.

Succession Planning and Retention. From time to time, the Board discusses succession planning, including our consideration of succession strategy, the impact of any potential absence due to illness or leave of certain key executive officers or employees, as well as competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC, and various other ventures and investments sponsored by Cantor. Our Board also discusses from time to time, as part of its succession planning, engagement and encouragement of future business leaders and the process of introducing directors to leaders in the Company’s business lines. The Board also considers hiring and retention of leaders required for the changing business landscape and to lead future business lines. Additionally, we have implemented identification and tracking of diverse candidates as part of our succession planning efforts and plan to implement development plans for all high-potential successors this year.

We have taken strong steps to ensure the retention of our executive officers, including Messrs. Lutnick, Gosin, and Rispoli, our Chairman, Chief Executive Officer, and Chief Financial Officer, respectively. The retention bonus agreement entered into with Mr. Lutnick on December 28, 2021, the employment agreement entered into with Mr. Gosin on February 10, 2023, and the employment agreement entered into with Mr. Rispoli on September 29, 2022, each provide strong incentives for our key executive officers to continue providing their services to the Company. Mr. Lutnick’s investment of the first tranche of his bonus in our Class A Common Stock, and the high proportion of equity-based compensation in Messrs. Gosin and Rispoli’s respective employment agreements, further align their interests with those of our stockholders.

Environmental, Social and Governance (“ESG”) / Sustainability Information. We believe that our environmental, social and governance (“ESG”) policies and practices will create sustainable long-term value for Newmark, our stockholders and other stakeholders, our clients and our employees while also helping us mitigate risks, reduce costs, protect brand value, and identify market opportunities. We are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term stockholder value.

Newmark supports sustainable business practices and is focused on the steps necessary to establish a sustainability program both internally and for our clients. In 2022, we retained a nationally certified women-owned firm to assist our leadership in this endeavor. We also established an Executive ESG Council, comprised of key Company executives, to provide direction for Newmark’s ESG progress and initiatives.

Our Environmental Focus, Workplace Strategies and Sustainable Business Practices. We are focused on the environment and recognize the importance of treating our natural resources with the greatest respect, so that they are available to future generations. Building operations have a significant impact on the environment, and as technology continues to place greater demands on building systems for power and cooling, energy consumption is expected to continue to rise at an unsustainable rate. As one of the nation’s largest real estate service providers, we believe it is our responsibility to improve energy efficiency and reduce energy consumption to protect the environment through continuous improvement of building practices. We understand that sustainable buildings provide a better work environment, increase building efficiency, and reduce the environmental impact of building operations. We continue to work on these initiatives.

As a responsible business, we are acutely aware of climate change and other major issues affecting the environment. We also understand the impact commercial real estate can have on the health of the environment. That is why we encourage sustainable building practices, and in our GCS business and property management assignments, recommend strategies to clients to maximize energy efficiency, recycle materials and limit waste. These goals apply to Newmark’s offices as well as to the work we do for our clients, whether in selecting a location, building out space or managing an asset.

Newmark’s property, facilities and energy/sustainability management teams work internally and with clients to reduce energy demand and carbon emissions. Newmark is increasingly collecting and measuring environmental data and this data is used to build client strategies around energy efficiency and renewable energy supply initiatives.

In our workplaces, we are studying how to make our own contribution to state, national and global environmental initiatives and expect the same of our vendors and suppliers when doing business with us. As part of this, we are considering how to minimize our future carbon footprint when planning office renovations and intend to focus our attention in the near term on methods of reducing our greenhouse gas emissions, increasing use of renewable energy, conserving water, and reducing waste generation. Newmark is working with the landlords and property management teams that oversee the buildings we occupy to collect accurate and actionable energy data. As this data becomes more available, Newmark plans to implement energy efficiency initiatives where possible that will help lower our overall carbon footprint. We are also investigating the purchase of renewable energy supply where possible in deregulated energy markets. For all newly leased space for Newmark, we generally consider green lease options and make sure the workplace is as sustainable as possible.

Environmental Policy and Energy and Sustainable Service Reference Guide. We have a policy with respect to the responsible environmental management of our operations. We are creating a baseline to understand and minimize the impact that our business has on the environment and have begun to actively search for ways to reduce our footprint. We are pursuing traditional, as well as new and innovative, methods to achieve our goals. We are seeking to create a culture where environmental focus is a way of being rather than a secondary consideration.

Further information on our policy can be found on our website at the following link: https://www.nmrk.com/esg under the heading “Environmental Policy.”

Newmark has also developed an Energy and Sustainability Services Reference Guide which is available at https://www.nmrk.com/storage-nmrk/uploads/documents/Newmark-Energy-and-Sustainability-Services-Guide 2021-11-16-201727.pdf which assists clients and property teams in reducing the environmental impact of property operations, maintenance and construction associated with real estate assets.

For more information about these initiatives and services provided to clients and within our own facilities as they evolve, please refer to our website at https://www.nmrk.com/esg.

To learn more about policies and practices and our continuing efforts related to human capital and ESG matters, please refer to the ESG/sustainability section of our website at nmrk.com/esg for further information. You may also find our Corporate Governance Guidelines, Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, Hedging Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website and in the proxy statement for our annual meeting of stockholders. The information contained on, or accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.

Legal Proceedings

See the discussion of Legal Proceedings contained in “Note 31 - Commitments and Contingencies” to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

OUR ORGANIZATIONAL STRUCTURE

Current Organizational Structure

Dual Class Equity Structure of Newmark Group, Inc. We have a dual class equity structure, consisting of shares of Newmark Class A common stock and Newmark Class B common stock.

Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of December 31, 2022, there were 201,181,177 shares of Newmark Class A common stock issued and 150,384,605 shares outstanding. As of December 31, 2022. Cantor and CFGM held no shares of Newmark Class A common stock.

Newmark Class B common stock. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. As of December 31, 2022, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock, representing all of the outstanding shares of Newmark Class B common stock and approximately 58.6% of our total voting power.

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would collectively hold 12.4% of the voting power in Newmark and the other stockholders of Newmark hold 87.6% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if (1) Cantor and CFGM continued to hold shares of Newmark Class B common stock and (2) Cantor exchanged all of the Newmark Holdings exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 76.1% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 23.9% of the voting power in Newmark.

We expect to retain and have no plans to change our dual class structure. There are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our amended and restated certificate of incorporation, referred to herein as our certificate of incorporation, does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

Partnership Structure of Newmark Holdings and Newmark OpCo. At Newmark Group, Inc., we are a holding company that holds partnership interests as described below, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of December 31, 2022, we directly held Newmark OpCo limited partnership interests consisting of approximately 64,828,179 units representing approximately 27.3% of the outstanding Newmark OpCo limited partnership interests (not including EPUs).

Cantor, founding partners, working partners and limited partnership unit holders directly hold Newmark Holdings limited partnership interests. Newmark Holdings, in turn, holds Newmark OpCo limited partnership interests and, as a result, Cantor, founding partners, working partners and limited partnership unit holders indirectly have interests in Newmark OpCo limited partnership interests.

The Newmark Holdings limited partnership interests are held and designated as follows:

•Newmark Holdings limited partnership interests held by Cantor and CFGM are designated as Newmark Holdings exchangeable limited partnership interests;
•Newmark Holdings limited partnership interests held by the founding partners are designated as Newmark Holdings founding partner interests;
•Newmark Holdings limited partnership interests held by working partners are designated as Newmark Holdings working partner interests; and
•Newmark Holdings limited partnership interests held by limited partnership unit holders are designated as limited partnership units.

Partnership Exchange Rights into Newmark Class A and Class B Common Stock. Each Newmark Holdings limited partnership interest held by Cantor and CFGM is generally exchangeable with us for a number of shares of Newmark Class B common stock (or, at Cantor’s option or if there are no additional authorized but unissued shares of Newmark Class B common stock, a number of shares of Newmark Class A common stock) equal to the exchange ratio.

As of December 31, 2022, 3,628,183 founding/working partner interests were outstanding. These founding/working partner interests were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires Cantor units from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

We also provide exchangeability for partnership units into Newmark Class A common stock in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of December 31, 2022, 64,828,179 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and Newmark Class A or Class B common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of December 31, 2022, the exchange ratio was 0.9303.

With each exchange, our direct and indirect interest in Newmark OpCo will proportionately increase because, immediately following an exchange, Newmark Holdings will redeem the Newmark Holdings unit so acquired for the Newmark OpCo limited partnership interest underlying such Newmark Holdings unit.

Allocation of Profits and Losses. The profit and loss of Newmark OpCo and Newmark Holdings, as the case may be, are allocated based on the total number of Newmark OpCo units (not including exchangeable preferred limited partnership units, or “EPUs”) and Newmark Holdings units, as the case may be, outstanding.

Ownership Structure. The following diagram illustrates the ownership structure of Newmark as of December 31, 2022. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo EPUs, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF DECEMBER 31, 2022

Cantor Fitzgerald, L.P.
58.6% of voting power
20.2% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc.
41.4% of voting power
63.7% of indirect economic interest in Newmark OpCo
100% Class A common stock (87.6% of economics and 41.4% of voting power)
63.7% indirect economic interest in Newmark OpCo
100% Class B common stock (12.4% of economics and 58.6% of voting power)
9.0% indirect economic interest in Newmark OpCo
Non-Voting Limited Partnership Interests (40.9% of economics of Newmark Holdings)
11.1% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
16.1% of indirect economic interest in Newmark OpCo
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interests
Non-Voting Limited Partnership Interests (59.1% of economics of Newmark Holdings)
16.1% indirect economic interest in Newmark OpCo
Newmark Holdings
Non-Voting Limited Partnership Interests (72.7% of economics of Newmark OpCo)
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interests
Limited Partnership Interests (27.3% of economics of Newmark OpCo)
Newmark OpCo
Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
Minority Equity Interests
Operating Subsidiaries
Other Entities

The diagram reflects the following activity in Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2022 through December 31, 2022: (a) an aggregate of 13,889,534 limited partnership units granted by Newmark Holdings; (b) 24,918,482 shares of Newmark Class A common stock repurchased by us; (c) 104,176 shares of Newmark Class A common stock forfeited; (d) 2,136,813 shares of Newmark Class A common stock issued for vested restricted stock units; (e) 251,289 shares of Newmark Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 18,327,254 of such shares remaining available for issuance by us under such Registration Statement; and (f) 943,649 terminated limited partnership units.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to Global Economic and Market Conditions

General conditions in the economy, commercial real estate market and the banking sector (including perceptions of such conditions) can have a material adverse effect on our business, financial condition, results of operations and prospects.

Commercial real estate markets are cyclical and traditionally relate to the condition of the economy or, at least, to the perceptions of investors and users as to the relevant economic outlook or market factors. For example, companies may be hesitant to expand their office space or enter into long-term real estate commitments if they are concerned about the general economic environment or perceive that the market for office space is shrinking. Companies that are under financial pressure for any reason, including those pressures exacerbated by Covid-19, or are attempting to more aggressively manage their expenses, may reduce the size of their workforces, limit capital expenditures, including with respect to their office space, permit more of their staff to work from home and/or seek corresponding reductions in office space and related management or other services.

General economic conditions and declines in the demand for commercial real estate brokerage and the services we provide in several markets or in significant markets have led to, and could continue to lead to, material adverse effects on our business, financial condition, results of operations, cash flows and prospects as a result of the following factors:

•A general decline in acquisition and disposition activity in the commercial real estate market has led to and could continue to lead to a reduction in the commissions and fees we receive for arranging such transactions, as well as in commissions and fees we earn for arranging the financing for acquirers.
•A general decline in the value and performance of commercial real estate and in rental rates has led to and could continue to lead to a reduction in management and leasing commissions and fees. Additionally, such declines have led to and could continue to lead to a reduction in commissions and fees that are based on the value of, or revenue produced by, the properties for which we provide services. This may include commissions and fees for appraisal and valuation, sales and leasing, and property and facilities management.
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

•Changes to the utilization of many types of commercial real estate, including the adoption of hybrid and remote work schemes, shifts in demand across geographical areas or from urban to suburban or rural sites, and changes in environmental regulations and costs associated with renovations and new builds each has lead to and could continue to lead to reduced demand in areas in which we provide services.
•In weaker economic environments, income-producing multifamily real estate may experience higher property vacancies, lower investor and tenant demand and reduced values. In such environments, including the current environment, we could experience lower transaction volumes and transaction sizes as well as fewer loan originations with lower relative principal amounts, as well as potential credit losses arising from risk-sharing arrangements with respect to certain GSE loans.
•Periods of economic weakness or recession, significantly rising interest rates, fiscal uncertainty, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, political uncertainty or the public perception that any of these events may occur, have negatively affected and may continue to negatively affect the performance of some or all of our business lines.
•Our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access secured lending markets have, and could continue to be adversely affected by conditions in the United States and international economy and markets, with the cost and availability of funding adversely affected by illiquid credit markets and wider credit spreads and changes in interest rates.
•In March 2023, the Federal Deposit Insurance Corporation took control of Silicon Valley Bank and Signature Bank due to liquidity concerns. The situation is still developing with respect to Silicon Valley Bank and Signature Bank, and concerns have arisen regarding the stability of other banks and financial institutions. If further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the ability of our customers, clients and vendors to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities, may be threatened, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Interest rate increases in response to rising inflation rates may have a material negative impact on our businesses.

Mortgage interest rates for commercial and multifamily properties had been near historic lows for a number of years leading up to 2022. In response to domestic and international markets experiencing significant inflationary pressures in fiscal year 2022, interest rates increased rapidly during the year. This was largely due to actions taken by the Federal Reserve in the U.S. and other central banks in various countries. On February 1, 2023, the Federal Reserve raised its target range for the federal funds rate to 4.50% to 4.75%, the eighth basis point increase and a cumulative 425 basis point increase since March 2022. Additionally, the Federal Reserve has indicated that it is likely to continue to raise the rate to a peak level of 5.00% in 2023 in order to curtail high inflation. The Federal Open Market Committee (“FOMC”) also stated that it plans to continue reducing the $8.4 trillion portfolio of securities it holds (as of February 15, 2023), including long-term agency mortgage-backed securities and U.S. Treasuries. These securities were purchased as part of the Federal Reserve’s quantitative easing program designed to hold down long-term interest rates, and the FOMC previously indicated that a maximum of $60 billion in Treasury purchases and $35 billion in mortgage-backed securities purchases would be allowed to roll off, phased in over three months starting June 1, 2022.

These actions have reduced credit and capital availability, particularly in the second half of 2022. Less available and more expensive credit and capital has had pronounced effects on the commercial mortgage origination and investment sales markets in which we operate and could cause acquisitions and dispositions to become yet more difficult to finance for our clients, in turn affecting our ability to service them. These rate increases or other government actions taken to reduce inflation could also exacerbate recessionary pressures in many parts of the world. The markets in which we operate may continue to experience reduced volumes and negative conditions until interest rates stabilize, and it may take longer for interest rates to stop climbing or stabilize than anticipated. Each of these effects has and may continue to reduce the demand for our services, which could adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and prospects.

Risks Related to Concentration of our Business

Our business is generally geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Our current business operations are primarily located in the United States, with other business operations in Canada, Latin America, the U.K., the EU and Asia. Although we are actively seeking to expand our business to outside the U.S. across several new jurisdictions, we are still highly concentrated in the United States. Because we derived the large majority of our total revenues on a consolidated basis for the year ended December 31, 2022 from our operations in the United States, we are exposed to adverse competitive changes and economic downturns and changes in political conditions domestically. If we are unable to identify and successfully manage or mitigate these risks, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

The concentration of business with institutional owners and corporate clients can increase business risk, and our business can be adversely affected due to the loss of certain of these clients.

We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from developing recurring business from performing an increasingly broad range of services for the same client. Although our client portfolio is currently highly diversified for the year ended December 31, 2022, our top 10 clients, collectively, accounted for approximately 7.4% of our total revenue on a consolidated basis, and our largest client accounted for approximately 2.3% of our total revenue on a consolidated basis. As we grow our business, relationships with certain institutional owners and corporate clients may increase, and our client portfolio may become increasingly concentrated. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks if, among other possibilities, any such client:
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

Risks Related to the Impacts of the COVID-19 Pandemic

The effects of the COVID-19 pandemic continue to significantly disrupt and adversely affect the environment in which we and our clients and competitors operate, including the global economy, the U.S. economy, the global financial markets, and the commercial real estate services industry.

The effects of COVID-19 remain challenging to predict due to multiple uncertainties, including the transmissibility, severity, and duration of new virus variants and the potential extent of their spread, and the impact on our employees, operations, suppliers, vendors, and clients’ operations. On January 30, 2023, the Biden Administration announced its plan to extend the “public health emergency” status of COVID-19 for a final time to May 11, 2023. Once such status expires, government programs supporting public health safety measures may begin to be rolled back or be eliminated. We will continue to evaluate the nature and extent of the impact of all of the foregoing on our business.

Changing market conditions as a result of the pandemic and responses thereto have caused us to re-position aspects of our business to adapt to and better address the needs of our clients in the future. Changes in the mix of demand for office and commercial space, including increased demand for flexible-use space and office space in suburban areas or new metropolitan regions to the extent they may be replacing prior demand for urban office space in certain traditional business centers, and increased demand for data storage, fulfillment and distribution centers, life sciences facilities and other alternative asset classes, replacing prior demand for downtown, urban and other high-density retail and commercial space, may require us to enter into new geographic markets or lines of business, through expansion or acquisition of existing business. Any of these changes could have a material adverse effect on our business, financial condition, results of operations and prospects.

Since the onset of the global pandemic, a large percentage of our occupier clients have begun to examine the best ways to utilize office space as they seek to attract and retain talent. This has led to occupiers reducing the amount of office space they lease or will lease, particularly in the technology sector. At the same time, across most industries and regions, older office buildings in less desirable locations (often referred to as "class B” or “class C" space) have seen reduced demand and lease or sell at significant discount to “class A” space, which are newer, renovated, LEED certified, and have more amenities. This flight to quality has negatively impacted industry capital markets and leasing activity related to class B and C space.

It remains unclear if or when office usage will return to pre-pandemic levels. To the extent occupiers do not continue to further increase the percentage of employees working in offices, or there is a longer than anticipated return to the office, this may further decrease demand for urban office space, and which could have a material effect on the nature of and demand of our commercial real estate services, our business, prospects, financial condition and results of operations.

Risks Related to Competition in the Commercial Real Estate Services Industry

We operate in a highly competitive industry with numerous competitors, some of which may have greater financial and operational resources than we do.

We compete to provide a variety of services within the commercial real estate industry. Each of these business disciplines is highly competitive on a local, regional, national and global level. We face competition not only from other national real estate service companies, but also from global real estate services companies, boutique real estate advisory firms, and consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, commercial banks, investment managers and accounting firms, some of which may have greater financial resources than we do. Although many of our competitors are local or regional firms that are substantially smaller than we are, some of our competitors are substantially larger than us on a local, regional, national or international basis and have similar service competencies to ours. Such competitors include CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield plc, Savills plc., and Colliers International Group, Inc. In addition, more specialized firms like Marcus & Millichap Inc., Eastdil Secured LLC, Walker & Dunlop, Inc., WeWork Inc., and IWG PLC compete with us in certain product offerings. Our industry has continued to consolidate and there is an inherent risk that competitive firms may be more successful than we are at growing through merger and acquisition activity. See “Item 1-Business-Competition.” In general, there can be no assurance that we will be able to continue to compete effectively with respect to any of our commercial real estate business lines or on an overall basis, to maintain current commission and fee levels or margins, or to maintain or increase our market share.

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

We have explored and continue to explore a wide range of acquisitions, joint ventures and strategic alliances with other real estate services firms, including maintaining or developing relationships with independently owned offices, and with other companies that have interests in businesses in which there are brokerage, management or other strategic opportunities. These arrangements may be terminable by either party or may be subject to amendment. Such transactions may be necessary for us to enter into or develop new products or services or markets, as well as to strengthen our current ones.

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
•conflicts or disagreements with any strategic alliance or joint venture partner;

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
•dilution resulting from any issuances of shares of our Class A common stock or limited partnership units in connection with these activities;
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

We face competition for acquisition targets, which may limit our number of acquisitions and growth opportunities and may lead to higher acquisition prices or other less favorable terms. Our international acquisitions and expansion have required compliance and other regulatory actions. As we continue to grow internationally we may experience additional expenses or obstacles. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational or financial difficulties.

Any future growth will be partially dependent upon the continued availability of suitable transactional candidates at favorable prices and valuations and upon advantageous terms and conditions, which may not be available to us, as well as sufficient liquidity to fund these transactions. Future transactions and any necessary related financings also may involve significant transaction-related expenses, which include payment of break-up fees, assumption of liabilities, including compensation, severance, lease termination, and other restructuring costs, and transaction and deferred financing costs, among others. In addition, there can be no assurance that such transactions will be accretive or generate favorable operating margins. The success of these transactions will also be determined in part by the ongoing performance of the acquired companies and the acceptance of acquired employees of our equity-based compensation structure and other variables which may be different from the existing industry standards or practices at the acquired companies.

We will need to successfully manage the integration of recent acquisitions and future growth effectively. The integration and additional growth may place a significant strain upon our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Our ability to grow depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our management, administrative, operational, financial reporting, compliance and other control systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative, operational, financial reporting, and compliance and other control infrastructure. Additionally, managing future growth may be difficult due to our new geographic locations, markets and business lines. We may not realize, or it may take an extended period time to realize, the full benefits and synergies from strategic alliances, acquisitions, joint ventures or other growth opportunities. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all.

From time to time, we may also seek to dispose of portions of our business, or otherwise reduce our ownership or minority investments in other businesses, each of which could materially affect our cash flows and results of operations. Dispositions involve significant risks and uncertainties, such as the ability to sell such businesses on satisfactory price and terms and in a timely manner (including long and costly sales processes and the possibility of lengthy and potentially unsuccessful attempts by a buyer to receive required regulatory approvals), or at all, disruption to other parts of the business and distraction of management, loss of key employees or customers, exposure to unanticipated liabilities or ongoing obligations to support the businesses following such dispositions. In addition, if such dispositions are not completed for any reason, the market price of our Class A common stock may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a decline in the market price of our Class A common stock. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to International Operations

We are and we will continue to be exposed to political, economic, legal, regulatory, operational and other risks, including with respect to the outbreak of hostilities or other instability, inherent in operating in foreign countries.

As we grow our business internationally, and due to our current international operations, we are and we will continue to be exposed to political, economic, legal, regulatory, operational and other risks that are inherent in operating in foreign countries, including risks of possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world including, among others, recent economic and political volatility in the U.K. and rising political and other tensions between the U.S. and China, exchange controls and other restrictive government actions, as well as the outbreak of hostilities such as Russia's invasion of Ukraine and the impact of it and measures taken in response thereto, including sanctions imposed by governments and related counter-sanctions.

The U.K. exit from the EU could materially adversely impact our customers, counterparties, businesses, financial condition, results of operations and prospects.

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

Market access risks and uncertainties have had and could continue to have a material adverse effect on our customers, business, prospects, financial condition and results of operations. Furthermore, in the future the U.K.'s and EU’s regulation may diverge, which could disrupt and increase the costs of our operations, and result in a loss of existing levels of cross-border market access.

Risks Related to Regulatory Compliance and Potential Liabilities

We may have liabilities in connection with our business, including appraisal and valuation, sales and leasing and property and facilities management activities that exceed our insurance coverage.

As a licensed real estate broker and provider of commercial real estate services, we and our licensed sales professionals and independent contractors that work for us are subject to statutory due diligence, disclosure and standard-of-care obligations. While we believe we have adequate insurance coverage relative to the scale of our business, failure to fulfill these obligations could subject us or our sales professionals or independent contractors to litigation from parties who purchased, sold or leased properties that we brokered or managed.

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

In our property and facilities management business, we hire and supervise third-party contractors to provide services for our managed properties. Depending upon (i) the terms of our contracts with clients, which, for example, may place us in the position of a principal rather than an agent, or (ii) the responsibilities we assume or are legally deemed to have assumed in the course of a client engagement (whether or not memorialized in a contract), we may be subject to claims for defects, negligent performance of work or other similar actions or omissions by third parties we do not control. Moreover, our clients may seek to hold us accountable for the actions of contractors because of our role as property or facilities manager or project manager, even if we have disclaimed liability as a contractual matter, in which case we may be pressured to participate in a financial settlement for purposes of preserving the client relationship. While these liabilities have been insignificant in the past, there is no assurance that this will continue to be the case.

Because we employ large numbers of building staff in facilities that we manage, we face risk in potential claims relating to employment injuries, termination and other employment matters. While these risks are generally passed back to the building owner, there is no assurance that this will continue to be the case.

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

Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as local ordinances obligating property or facilities managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of legal compliance and potentially subject us to violations or claims. More stringent enforcement of existing regulations could cause us to incur significant costs in the future, and/or materially and adversely impact our commercial real estate brokerage and management services business. While historically we have not incurred any significant liability under these laws, this may not always be the case.

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

Risks Related to Our Mortgage Servicing Business

The changes in relationships with the GSEs and HUD could adversely affect our ability to originate commercial real estate loans through such programs, although we also provide debt and equity to our clients through other third-party capital sources. Compliance with the minimum collateral and risk-sharing requirements of such programs, as well as applicable state and local licensing agencies, could reduce our liquidity.

Currently, through our capital markets business we originate a significant percentage of our loans for sale through the GSEs and HUD programs. Berkeley Point Capital LLC, a subsidiary within our capital markets business, is approved as a Fannie Mae DUS lender, a Freddie Mac Optigo seller/servicer, a Freddie Mac Targeted Affordable Housing Seller, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages, which may be terminated by the applicable GSE or HUD at any time. Although we intend to take all actions to remain in compliance with the requirements of these programs, as well as applicable state and local licensing agencies, the loss of such status would, or changes in our relationships with the GSEs and HUD could, prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which could have a material adverse effect on our business, financial condition, results of operations and prospects. It could also result in a loss of similar approvals from the GSEs or HUD. As of December 31, 2022, we exceeded the most restrictive applicable net worth requirement of these programs by approximately $430.1 million, but there is no assurance that this will continue to be the case.

We are subject to risk of loss in connection with defaults on loans sold under the Fannie Mae DUS program that could materially and adversely affect our results of operations and liquidity.

Under the Fannie Mae DUS program, we originate and service multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority from Fannie Mae to make loans and Fannie Mae’s commitment to purchase such loans, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. Some of the loans that we originate under the Fannie Mae DUS program are subject to reduced levels or no risk-sharing. However, we generally receive lower servicing fees with respect to such loans. Although our capital markets business’s average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans to date, if loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, a material failure to pay our share of losses under the Fannie Mae DUS program could result in the revocation of our license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

A change to the conservatorship of Fannie Mae and Freddie Mac and related actions, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government or the existence of Fannie Mae and Freddie Mac, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Each GSE has been created under a conservatorship established by its regulator, the Federal Housing Finance Agency, since 2008. The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates. There has been significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms. Changes in such forms could eliminate or substantially reduce the number of loans we originate with the GSEs. Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. Such reforms could significantly limit the role of the GSEs in the nation’s housing finance system. Any such reduction in the loans we originate with the GSEs could lead to a reduction in fees related to the loans we originate or service. These effects could cause our capital markets business to realize significantly lower revenues from its loan originations and servicing fees, and ultimately could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If our software licenses or services from third parties are terminated or adversely changed or amended or contain material defects or errors, or if any of these third parties were to cease doing business, or if products or services offered by third parties were to contain material defects or errors, our ability to operate our business may be materially adversely affected.

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

Because our technology, products and services are complex and use or incorporate a variety of computer hardware, software and databases, both developed in-house and acquired from third-party vendors, our technology, products and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure and could cause financial loss and harm to our reputation and our business. Furthermore, if we acquire companies, we may encounter difficulty in incorporating the acquired technologies and maintaining the quality standards that are consistent with our technology, products and services.

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

In addition, our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology, to maintain the confidentiality, integrity and availability of our and our clients’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, ransomware, hacking, phishing and other cyber-attacks and other adverse events that could have an adverse security impact. Despite the defensive measures we have taken, these threats may come from external forces such as governments, nation-state actors, organized crime, hackers, and other third parties such as outsource or infrastructure-support providers and application developers or may originate internally from within us.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities. Such parties could also be the source of a cyber-attack on or breach of our operational systems, data or infrastructure. Malicious actors may also attempt to compromise or induce employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent.

There has been an increasing number of ransomware, hacking, phishing and other cyber-attacks in recent years in various industries, and cyber-security risk management has been the subject of increasing focus by our regulators. Like other companies, we have on occasion experienced, and may continue to experience, threats to our systems, including viruses, phishing and other cyber-attacks. The number and complexity of these attacks continue to increase over time. The techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’, operations, which could result in reputational damage, financial losses and/or client dissatisfaction, which may not in all cases be covered by insurance. If an actual, threatened or perceived cyber-attack or breach of our security occurs, our clients could lose confidence in our platforms and solutions, security measures and reliability, which would materially harm our ability to retain existing clients and gain new clients. As a result of any such attack or breach, we may be required to expend significant resources to repair system, network or infrastructure damage and to protect against the threat of future cyber-attacks or security breaches. We could also face litigation or other claims from impacted individuals as well as substantial regulatory sanctions or fines.

The extent of a particular cyber-attack and the steps that we may need to take to investigate the attack may not be immediately clear, and it may take a significant amount of time before such an investigation can be completed and full and reliable information about the attack is known. While such an investigation is ongoing, we may not necessarily know the full extent of the harm caused by the cyber-attack, and any resulting damage may continue to spread. Furthermore, it may not be clear how best to contain and remediate the harm caused by the cyber-attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated. Any or all of these factors could further increase the costs and consequences of a cyber-attack.

A technological breakdown could also interfere with our ability to comply with financial reporting requirements. Such a breakdown could also impact our ability to report on a timely basis due to the international locations of members of our accounting and finance departments. Additionally, the SEC has issued guidance stating that, as a public company, we are expected to have controls and procedures that relate to cyber-security disclosure, and are required to disclose information relating to certain cyber-attacks or other information security breaches in disclosures required to be made under the federal securities laws. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our business, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our people are our most important resource. We must retain the services of our key employees and strategically recruit and hire new talented employees to attract clients and transactions. Further, as we diversify into future business lines or geographic regions, hiring and engagement of effective management in these areas will impact our future success. In addition, like other companies, we are experiencing turnover among operational and support staff as a result of wage pressures occurring throughout the economy. See “Item 1- Business - Human Capital Management.” If our retention efforts are not successful or our turnover rate continues to increase in the future, our business, results of operations and financial condition could be materially adversely affected.

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

Howard W. Lutnick, who serves as our Chairman, is also the Chairman and Chief Executive Officer of Cantor, Chairman and Chief Executive Officer of CFGM, the managing general partner of Cantor, and Chairman of the Board and Chief Executive Officer of BGC Partners. Stephen M. Merkel, our Executive Vice President and Chief Legal Officer, is employed as Executive Managing Director, General Counsel and Secretary of Cantor and Executive Vice President and General Counsel of BGC. In addition, Messrs. Lutnick and Merkel hold offices at various other affiliates of Cantor. While we have recently entered into term employment agreements with our CEO and CFO, Messrs. Lutnick and Merkel are two key employees who are not subject to an employment agreement with us or any of our subsidiaries.

Currently, Mr. Lutnick expects to spend approximately 33% of his time on our matters and Mr. Merkel expects to spend approximately 25% of his time on our matters. These percentages may vary depending on business developments at Newmark, Cantor, BGC Partners or any of our or their other affiliates, including SPACs. As a result, these key employees dedicate only a portion of their professional efforts to our business and operations. Mr. Lutnick received a retention bonus in December 2021 which provides for certain cash payments contingent upon Mr. Lutnick's continued service as our Chairman and principal executive officer. There is no contractual obligation for such executives to spend a specific amount of their time with us and/or BGC Partners or Cantor and their respective affiliates. These two key employees may not be able to dedicate adequate time and attention to our business and operations, and we could experience an adverse effect on our operations due to the demands placed on these members of our management team by other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

Certain of our key employees and officers are subject to post-employment restrictive covenants, including non-competition agreements, in connection with their employment agreements and/or the Newmark Holdings limited partnership agreement. There can be no assurance that our non-competition agreements will be found enforceable if challenged in certain states, including states that generally do not enforce post-employment restrictive covenants. The Federal Trade Commission recently proposed a rule that would render non-competition clauses unenforceable in certain situations. If such a rule were passed (in any form) and upheld by the courts, it could have a materially adverse impact on any applicable post-employment restrictive covenants currently in place. Additionally, the Newmark Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of Newmark Holdings, may not prevent certain of our key employees, including Messrs. Lutnick and Merkel whose employment by Cantor and BGC Partners is not subject to these provisions in the Newmark Holdings limited partnership agreement, from resigning or competing against us.

Should Mr. Lutnick or our other most senior executives leave or otherwise become unavailable to render services to us, their loss could disrupt our operations, adversely impact employee retention and morale, and seriously harm our business.

In addition, our success has largely been dependent on executive officers such as Barry M. Gosin, who serves as our Chief Executive Officer, and other key employees, including some who have been hired in connection with acquisitions. Although Mr. Gosin entered into a term employment agreement in February 2023 that provides for incentive compensation, if any of our key employees were to join an existing competitor, form a competing company, offer services to Cantor or any affiliates that compete with our products, services or otherwise leave us, some of our clients could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and prospects.

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

We have agreements in place to operate on a collaborative and cross-referral basis with certain offices in the United States, and in various locations globally in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independently owned offices (or "business partners") generally use some variation of Newmark in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these business partners, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where we do not have a physical presence. From time to time our arrangements with these business partners may be terminated pursuant to the terms of the individual license agreements. The opening of a Company-owned office to replace an office owned by a business partner requires us to invest capital, which in some cases could be significant. Certain of these agreements or relationships could be impacted in the event that we rebrand or our market awareness is changed. There can be no assurance that, if we lose additional business partners, we will be able to identify suitable replacement partners or fund the establishment or acquisition of an owned office. In addition, although we do not control the activities of these business partners and are not responsible for their liabilities, we may face reputational risk if any of these business partners are involved in or accused of illegal, unethical or similar behavior. Failure to maintain coverage in important geographic markets may negatively impact our operations, reputation and ability to attract and retain key employees and expand domestically and internationally and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Declines in or terminations of servicing engagements or breaches of servicing agreements could have a material adverse effect on our business, financial condition, results of operations and prospects.

We expect that loan servicing fees will continue to constitute a significant portion of our revenues and/or earnings related to our multifamily business for the foreseeable future. Nearly all of these fees are derived from loans that our capital markets business originates and sells through the agencies’ programs or places with institutional investors. A decline in the number or value of loans that we originate for these investors or terminations of our servicing engagements will decrease these fees. HUD has the right to terminate our capital markets business’ current servicing engagements for cause. In addition to termination for cause, Fannie Mae and Freddie Mac may terminate our capital markets business’ servicing engagements without cause by paying a termination fee. Institutional investors typically may terminate servicing engagements with our capital markets business at any time with or without cause, without paying a termination fee. We are also subject to losses that may arise from servicing errors, such as a failure to maintain insurance, pay taxes, or provide notices. If we breach our servicing obligations to the agencies or institutional investors, including as a result of a failure to perform by any third parties to which we have contracted certain routine back-office aspects of loan servicing, the servicing engagements may be terminated. Significant declines or terminations of servicing engagements or breaches of such obligations, in the absence of replacement revenue sources, could materially and adversely affect our business, financial condition and results of operations.

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

LIBOR is a basic rate of interest used in lending between banks on the London interbank market and was widely used as a reference for setting the interest rate on loans globally. The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar LIBOR settings will cease to be published or cease to be representative after June 30, 2023, and the publication of all other LIBOR settings ceased to be published as of December 31, 2021. On January 1, 2022, banks in the United States ceased entering into new credit and other contractual agreements using US dollar LIBOR as a reference rate, and instead began incorporating alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”), within such agreements. While we have actively transitioned our credit facility and other funding arrangements to alternative reference rates (such as SOFR), we may still enter into funding arrangements in the future that reference LIBOR until such arrangements no longer become available.

Additionally, Fannie Mae and Freddie Mac have stopped accepting adjustable-rate mortgages (“ARMs”) based on LIBOR and began accepting ARMs based on SOFR in 2020. In January 2023, both Fannie and Freddie announced the transition from LIBOR based indices to SOFR based indices for all legacy loans that were originally issued based on LIBOR effective the day after June 30, 2023.

The withdrawal and replacement of LIBOR with SOFR or other alternative benchmarks introduces risks for us, our clients and the commercial real estate services industry. These risks include legal implementation risks, as extensive changes to documentation for new and existing clients, including lenders and real estate investors/owners, may be required. There are also financial risks arising from any changes in the valuation of financial instruments, which may impact our valuation and advisory business, our capital markets services business, and our lending and loan servicing business. There are also operational risks due to the potential requirement to adapt information technology systems and operational processes to address the replacement of LIBOR. In addition, replacement of LIBOR may temporarily reduce or delay transaction volume and could lead to various complexities and uncertainties related to our industry. Each of these risks may have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access lending markets could be adversely affected by conditions in the United States and international economy and markets, or idiosyncratic events, with the cost and availability of funding adversely affected by wider credit spreads, changes in interest rates and dislocations in capital markets, as well as various business, governance, tax, accounting and other considerations. To the extent we are unable to access the debt capital markets on acceptable terms in the future, we may seek to raise funding and capital through equity issuances or other means.

Turbulence in the U.S. and international economy or markets adversely affect our liquidity and funding positions, financial condition and the willingness of certain clients to do business with each other or with us. Acquisitions and financial reporting obligations related thereto may impact our ability to access capital markets on a timely basis and may necessitate greater short-term borrowings during certain times, which in turn may adversely affect our cost of borrowing, financial condition, and creditworthiness, and as a result, potentially impact our credit ratings and associated outlooks.

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

As of December 31, 2022, our GSE business had $1.6 billion of committed loan funding available through multiple commercial banks, and an uncommitted $800 million Fannie Mae loan repurchase facility. Consistent with industry practice, our capital markets business’ existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing, which we may be unable to find on favorable terms, or at all, and, in such event, we might not be able to originate loans, which could have a material adverse effect on mortgage servicing rights and on our business, financial condition, results of operations and prospects.

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

We have debt, which could adversely affect our ability to raise additional capital to fund our operations and activities, limit our ability to react to changes in the economy or the commercial real estate services industry, expose us to interest rate risk, impact our ability to obtain favorable credit ratings and prevent us from meeting or refinancing our obligations under our indebtedness, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our indebtedness, which at December 31, 2022 was approximately $550.0 million, may have important, adverse consequences to us and our investors, including:
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

Some of our borrowings have variable interest rates. As a result, changes in market interest rates has had and may continue to have a material adverse effect on our interest expense. Both domestic and international markets experienced significant inflationary pressures in fiscal year 2022 and inflation rates in the U.S., as well as in other countries in which we operate, are currently expected to continue at elevated levels for the near-term. In response, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation. Raising interest rates could further increase our cost of funds, which could reduce our net income. In an effort to limit our exposure to interest rate fluctuations, we may rely on interest rate hedging or other interest rate risk management activities.

These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Some of our borrowings will mature in the near future. For example, our 6.125% Senior Notes are due November 15, 2023, and currently have an outstanding aggregate principal amount of $550 million. Our ability to meet our payment and other obligations under our debt borrowing depends on our ability to refinance such debt, borrow funds from our $600 million credit facility and to generate and maintain significant cash flow in the near future. We cannot assure you that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under our borrowings and to fund other liquidity needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our credit ratings and associated outlooks are critical to our reputation and operational and financial success. Our credit ratings and associated outlooks are influenced by a number of factors, including: operating environment, regulatory environment, earnings and profitability trends, the rating agencies’ view of our funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, our competitive position in the industry, our relationships in the industry, our relationship with Cantor, acquisitions or dispositions of assets and other matters. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances of the company or related companies warrant such a change. Any adverse ratings change or a downgrade in the credit ratings of Newmark, Cantor or any of their other affiliates, and/or the associated rating outlooks could adversely affect the availability of debt financing to us on acceptable terms, as well as the cost and other terms upon which we may obtain any such financing. In addition, our credit ratings and associated outlooks may be important to clients of ours in certain markets and in certain transactions. A company’s contractual counterparties may, in certain circumstances, demand collateral in the event of a credit ratings or outlook downgrade of that company. Further, interest rates, payable on our future or currently outstanding debt, including with respect to our 6.125% Senior Notes, may increase in the event that our ratings get downgraded.

Currently, our long-term credit ratings from Japan Credit Rating Agency, Ltd. are BBB+ with a stable outlook, and from both Fitch Ratings Inc. and Kroll Bond Rating Agency are BBB-, and the associated outlooks are stable. Our long-term credit rating from Standard & Poor’s is BB+ with an associated outlook of positive. No assurance can be given that our credit ratings and associated outlooks will remain unchanged in the future.

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

Other General Risks

Employee misconduct, fraud, miscommunication or error could harm us by impairing our ability to attract and retain customers and subjecting us to significant financial losses, legal liability, regulatory sanctions and penalties and reputational harm; moreover, misconduct is difficult to detect and deter, and error is difficult to prevent.

Employee misconduct, fraud or error could subject us to financial losses, legal liability, and regulatory sanctions and penalties and could seriously harm our reputation and negatively affect us. Misconduct or fraud by employees could include engaging in improper or unauthorized transactions or activities, failing to properly supervise other employees or improperly using confidential information.

Employee errors and miscommunication, including mistakes in executing, recording or processing transactions for customers, could cause us to suffer liability, loss, sanction and/or reputational harm, which could expose us to the risk of material losses even if the errors and miscommunication are detected and the transactions are unwound or reversed.

It is not always possible to deter and detect employee misconduct or fraud or prevent errors and miscommunications. While we have various supervisory systems and compliance processes and procedures in place, and seek to mitigate applicable risks, the precautions we take to deter and detect and prevent this activity may not be effective in all cases.

Increased scrutiny and changing expectations from stockholders with respect to the Company's ESG practices or demographic disclosure may result in additional costs or risks.

Companies across our industry are facing increasing scrutiny related to their ESG practices and related demographic disclosures, Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and related demographic disclosures and in recent years have placed increasing importance on the non-financial impacts of their investments. Further, customer bids, requests for proposals and other customer arrangements or opportunities may require disclosure of ESG metrics in order to compete for business. While we are focused on our ESG efforts and disclosures, if our ESG practices and disclosure of specific metrics do not meet customer, investor or other industry stockholder expectations, which continue to evolve, we may not win or may lose customers, or may incur additional costs and our business, financial condition, results of operations and prospects could be materially adversely affected.

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

Our Board of Directors and Audit Committee authorized repurchases of shares of our Class A common stock and purchases of limited partnership interests or other equity interests in our subsidiaries up to $400 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including Cantor, as well as other affiliated persons or entities. From time to time, we may repurchase shares or purchase units. See “Risks Related to Liquidity, Funding and Indebtedness” -Liquidity is essential to our business, and insufficient liquidity could have a material adverse effect on our business, financial condition, results of operations and prospects.”

Reductions in our quarterly cash dividend and corresponding reductions in distributions by Newmark Holdings to its partners may reduce the value of our common stock and the attractiveness of our equity-based compensation and limit the ability of our partners to repay employee loans.

Our Board has traditionally authorized a dividend policy which generally provides that we expect to pay a quarterly cash dividend to our common stockholders based, in part, on our post-tax Adjusted Earnings per fully diluted share. On February 15, 2023 our Board declared a quarterly qualified cash dividend of $0.03 per share to Class A and Class B common stockholders of record as of March 3, 2023. Investors seeking a high short-term dividend yield may find our Class A common stock less attractive than securities of issuers with higher dividend yields.

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

In November 2022, our Board of Directors reauthorized our stock and unit repurchase authorization to $400 million. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in Newmark OpCo’s business. Accordingly, there can be no assurance that future dividends will be paid, that dividend amounts will be maintained or that repurchases or purchases will be made at current or future levels. See “Item 5-Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Dividend Policy.”

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

As of December 31, 2022, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2022, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of December 31, 2022 represented approximately 58.6% of our total voting power. In addition, Cantor has the right to exchange exchangeable partnership interests in Newmark Holdings into additional shares of Class A or Class B common stock, and pursuant to the exchange agreement, Cantor, CFGM and other Cantor affiliates entitled to hold Class B common stock under our certificate of incorporation have the right to exchange from time to time, on a one-to-one basis, subject to adjustment, shares of our Class A common stock now owned or subsequently acquired by such persons for shares of our Class B common stock, up to the number of shares of Class B common stock that are authorized but unissued under our certificate of incorporation. Cantor has pledged 5.0 million shares of Class B common stock held by it to Bank of America in connection with certain partner loans. We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock, absent the exercise of the pledge in the event of foreclosure.

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

Our Class B common stock is controlled by Cantor and will not be subject to conversion or redemption by us. Our certificate of incorporation does not provide for automatic conversion of shares of Class B common stock into shares of Class A common stock upon the occurrence of any event. Furthermore, the Class B common stock is only issuable to Cantor, Mr. Lutnick or certain persons or entities controlled by them. The difference in the voting rights of Class B common stock could adversely affect the market price of our Class A common stock.

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

We may be required to pay Cantor for a significant portion of the tax benefit, if any, relating to any additional tax depreciation or amortization deductions we claim as a result of any step up in the tax basis of the assets of Newmark OpCo resulting from exchanges of interests held by Cantor in Newmark Holdings for our common stock.

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

As of December 31, 2022, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2022, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of December 31, 2022 represented approximately 58.6% of our total voting power. Cantor and CFGM also own 24,651,649 exchangeable limited partnership units of Newmark Holdings. If Cantor and CFGM were to exchange such units into shares of our Class B common stock, Cantor would have approximately 76.1% of our total voting power as of December 31, 2022 (61.4% if Cantor were to exchange such units into shares of our Class A common stock). We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock.

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

In addition, Cantor has from time to time in the past and may in the future consider possible strategic realignments of its own business and/or of the relationships that exist between and among Cantor and its other affiliates and us. Any future material related-party transaction or arrangement between Cantor and its other affiliates and us is subject to the prior approval by our audit committee, but generally does not require the separate approval of our stockholders, and if such stockholder approval is required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of our other stockholders. Further, our regulators may require the consolidation, for regulatory purposes, of Cantor and/or its other affiliates and us or require other restructuring of the group. There is no assurance that such consolidation or restructuring would not result in a material expense or disruption to our business.

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

Cantor has existing real estate-related businesses, and Newmark and Cantor are co-sponsors of a special purpose acquisition company, named Newmark Acquisition Corp., and are partners in a real estate-related joint venture, Real Estate LP, which, in December 2022, we amended to provide us the right to redeem our membership interest in on or after July 1, 2023. In addition, from time to time, Cantor may sponsor other SPACs or invest in other ventures which have a real estate focus. While these businesses do not currently compete with Newmark, it is possible that, in the future, real estate-related opportunities in which Newmark would be interested may also be pursued by Cantor and/or Real Estate LP, and Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. For example, Cantor’s commercial lending business has historically offered conduit loans to the multifamily market. While conduit loans have certain key differences versus multifamily agency loans, such as those offered by our capital markets business, there can be no assurance that Cantor’s and/or Real Estate LP’s lending businesses will not seek to offer multifamily loans to our existing and potential multifamily customer base.

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

Mr. Lutnick serves as Chairman of the Board and Chief Executive Officer of BGC Partners and as Chairman and Chief Executive Officer of Cantor and holds offices at various other affiliates of Cantor and serves as an officer and director of several SPACs. He has and may in the future also join the board of other public companies from time to time. Further, Mr. Lutnick’s family members are periodically employed by our businesses. In addition, Mr. Lutnick owns BGC Partners common stock, other BGC Partners’ equity awards or partnership interests in BGC Holdings, or equity interests in Cantor or any of its other affiliates. These interests may be significant compared to his total assets. Although BGC Partners is no longer our parent following the Spin-Off, Cantor controls both us and BGC Partners. Mr. Lutnick’s positions at BGC Partners and/or Cantor, any family employment or other relationships, and the ownership of any such equity or the equity of any of Cantor’s other affiliates create, or may create the appearance of, conflicts of interest when he is faced with decisions that could have different implications for BGC Partners, Cantor or any of such other affiliates than the decisions have for us.

Agreements between us and/or Cantor or its affiliates are between related parties, and the terms of these agreements may be less favorable to us than those that we could negotiate with third parties and may subject us to litigation.

Our relationship with Cantor and/or its affiliates may result in agreements with Cantor and/or its affiliates that are between related parties. For example, we provide to and receive from Cantor and/or its affiliates various administrative services and transition services. As a result, the prices charged to us or by us for services provided under any agreements with such entities may be higher or lower than prices that may be charged by third parties, and the terms of these agreements may be less favorable to us than those that we could have negotiated with third parties. Any future material related-party transaction or arrangement between us and such parties is subject to the prior approval by our audit committee, but generally does not require the separate approval of our stockholders, and if such stockholder approval were required, Cantor may retain sufficient voting power to provide any such requisite approval without the affirmative consent of our other stockholders. These related-party relationships may also from time to time subject us to litigation.

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

We own approximately 27% of the capital in Real Estate LP. Cantor controls the remaining 73% of its capital and controls the general partner of Real Estate LP, who manages Real Estate LP. Real Estate LP collaborates with Cantor’s significant existing real estate finance business, and Real Estate LP may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. Although we amended our joint venture agreement in December 2022 to provide us the right to redeem our membership interest in Real Estate LP on or after July 1, 2023, we currently have limited to no influence on the selection or management of the activities conducted by Real Estate LP, each of which may have different risks and uncertainty associated with it and that are each beyond our control. See “Risk Factors -Risks Related to Our Relationship with Cantor and Its Respective Affiliates. We are controlled by Cantor. Cantor’s interests may conflict with our interests and Cantor may exercise its control in a way that favors its respective interests to our detriment.”

RISKS RELATED TO OWNERSHIP OF OUR CLASS A COMMON STOCK AND OUR STATUS AS A PUBLIC COMPANY

If we fail to implement and maintain an effective internal control environment, our operations, reputation and stock price could suffer, we may need to restate our financial statements and we may be delayed in or prevented from accessing the capital markets.

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our key internal controls over financial reporting. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our key internal controls over financial reporting, which is both costly and challenging.

Internal controls over financial reporting, no matter how well designed, have inherent limitations. Therefore, internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. As such, we could lose investor confidence in the accuracy and completeness of our financial reports, which may have a material adverse effect on our reputation and stock price.

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

We have an effective registration statement on Form S-4 filed on May 20, 2019 (the “Acquisition Shelf Registration Statement”), with respect to the offer and sale of up to 20 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2022, we have issued an aggregate of 1,672,746 shares of our Class A common stock under the Acquisition Shelf Registration Statement. We have filed registration statements on Form S-8 pursuant to which we have registered the shares underlying the Newmark Group Long Term Incentive Plan. As of December 31, 2022, there were 18,327,254 million shares remaining for sale under such registration statements.

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

Delaware law, our corporate organizational documents and other requirements may impose various impediments to the ability of a third-party to acquire control of us, which could deprive our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of the Delaware General Corporation Law (which we refer to as the “DGCL”), our amended and restated certificate of incorporation and our amended and restated bylaws (which we refer to as our “bylaws”) impose various impediments to the ability of a third-party to acquire control of us, even if a change of control would be beneficial to our Class A stockholders.

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

We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL, which generally prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock, for a period of three years following the date on which the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in accordance with Section 203. Accordingly, we are not subject to the anti-takeover effects of Section 203. However, our certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that each of the Qualified Class B Holders, as defined therein, and certain of their direct transferees will not be deemed to be “interested stockholders,” and accordingly will not be subject to such restrictions.

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

We operate out of more than 150 offices. In addition, we have licensed our name to 13 commercial real estate providers that operate out of 27 offices in certain locations where we do not have our own offices. We believe our facilities are sufficient for our current needs.

ITEM 3. LEGAL PROCEEDINGS

See Note 31 — “Commitments and Contingencies” to the Company’s Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K and under the heading "Derivative Suits" included in Part II, Item 7 of this Annual Report on Form 10-K, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of our legal proceedings which is incorporated by reference herein.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the NASDAQ Global Select Market under the symbol “NMRK.” There is no public trading market for our Class B common stock, which is held by Cantor and CFGM.

As of March 13, 2023, there were 746 holders of record of our Class A common stock and two holders of record of our Class B common stock.

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

Over the past two years, we have returned $792.0 million dollars to shareholders through share repurchases and redemptions. In addition, we paid dividends and distributions. We expect to continue returning capital to shareholders, although our near term rate of share repurchases are expected to decline. This is due to the current market dislocation, which is providing us with high quality opportunities to hire the industry’s best talent and acquire companies at attractive valuations.

Traditionally, our dividend policy provided that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share. Beginning in the first quarter of 2020, and for all of the quarterly periods in 2020 and in 2021, the Board reduced the quarterly dividend to $0.01 per share, out of an abundance of caution, in order to strengthen the Company’s balance sheet as the real estate markets faced difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. Additionally, beginning with the first quarter 2020, Newmark Holdings reduced its distributions to or on behalf of its partners. For all of the quarterly periods in 2022, the Board increased the quarterly dividend to $0.03 per share. In addition, Newmark increased the after-tax distribution to its partners to $0.06 per unit. The exchange ratio was adjusted in accordance with the terms of the Separation and Distribution Agreement due to any differences in our dividend policy and the distribution policy of Newmark Holdings.

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

We received 6,222,340 Nasdaq shares worth $1,093.9 million as of June 30, 2021. On July 2, 2021, we settled the third and fourth Nasdaq Forwards with 944,329 Nasdaq shares worth $166.0 million and retained 5,278,011 Nasdaq shares. In connection with the 2021 Equity Event, we used $484.4 million, of which $203.5 million was to reduce our fully diluted share count by 16.3 million, and $280.9 million related to amounts paid on behalf of, or to partners for withholding taxes related to unit exchanges and/or redemptions, cash paid for redemption of HDUs, and other items. From July 2021 through March 2022, we sold all of the Nasdaq shares.

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

Stock and Unit Repurchase and Redemption Program and 2022 Activity

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

During the year ended December 31, 2022, Newmark repurchased 24,918,482 shares of Class A common stock at an average price of $11.83.

During the year ended December 31, 2021, Newmark repurchased 20,237,430 shares of Class A common stock at an average price of $14.37. During the year ended December 31, 2021, we redeemed 167,894 limited partnership interests at an aggregate price of $2.0 million for a weighted-average price of $11.91 per unit.

As of December 31, 2022, Newmark had $392 million remaining from its share repurchase and unit purchase authorization, respectively.

The following table details our share repurchase activity during the fourth quarter of 2022, including the total number of shares purchased, the average price paid per share, the number of shares repurchased as part of our publicly announced repurchase program and the approximate value that may yet be purchased under such program as of December 31, 2022:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares and Units That May Yet Be Repurchased/ Purchased Under the Program
Repurchases/Purchases
October 1, 2022 - October 31, 2022	—	$—	—	—
November 1, 2022 - November 30, 2022	1,701,287	8.00	—	—
December 1, 2022 - December 31, 2022	—	—	—	—
October 1, 2022 - December 31, 2022	1,701,287	$8.00	—	392,282

Performance Graph

The performance graph below shows a comparison of the cumulative total stockholder return, on a gross dividend reinvestment basis, of $100 invested on December 31, 2017, measured on December 31 of each year from 2018 through 2022. The Peer Group consists of CBRE Group, Inc., Colliers International Group Inc., Cushman & Wakefield plc, Jones Lang LaSalle Incorporated, and Savills plc. For Cushman & Wakefield, the $100 is assumed to be invested at the close of their first day of trading, August 2, 2018. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. The chart includes the Russell 2000 Index, of which we are a member. Because this Index includes small cap U.S.-listed companies, and because we are not a part of the S&P 500 Index, we believe that the Russell 2000 Index is a better measure of our stock's relative performance.

Note: Peer group indices use beginning of period market capitalization weighting. The above graph was prepared by Zacks Investment Research, Inc. and used with their permission, all rights reserved, Copyright 1980-2023. S&P 500 is Copyright © 2023 S&P Dow Jones Indices LLC, a division of S&P Global, all rights reserved. Russell 2000 Copyright © 2023 Russell Investments. Used with permissions, all rights reserved.

Non-GAAP Financial Measures

This document contains non-GAAP financial measures that differ from the most directly comparable measures calculated and presented in accordance with Generally Accepted Accounting Principles in the United States ("GAAP"). Non-GAAP financial measures used by the Company include "Adjusted Earnings before noncontrolling interests and taxes", which is used interchangeably with "pre-tax Adjusted Earnings"; "Post-tax Adjusted Earnings to fully diluted shareholders", which is used interchangeably with "post-tax Adjusted Earnings"; "Adjusted EBITDA"; and "Liquidity". The definitions of these and other non-GAAP terms are below.

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
•Charges with respect to preferred units. Any preferred units would not be included in the Company’s fully diluted share count because they cannot be made exchangeable into shares of common stock and are entitled only to a fixed distribution. Preferred units are granted in connection with the grant of certain limited partnership units that may be granted exchangeability or redeemed in connection with the grant of shares of common stock at ratios designed to cover any withholding taxes expected to be paid. The Company believes that this is an acceptable alternative to the common practice among public companies of issuing the gross amount of shares to employees, subject to cashless withholding of shares, to pay applicable withholding taxes.
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

The Company also excludes compensation charges related to non-cash GAAP gains attributable to originated mortgage servicing rights (“OMSRs”) because these gains are also excluded from Adjusted Earnings and Adjusted EBITDA. OMSRs represent the fair value of expected net future cash flows from servicing recognized at commitment, net.

Excluded Compensation-Related Items with Respect to the 2021 Equity Event under Adjusted Earnings and Adjusted EBITDA

Newmark does not view the cash GAAP compensation charges related to 2021 Equity Event (the "Impact of the 2021 Equity Event") as being reflective of its ongoing operations. These consisted of charges relating to cash paid to independent contractors for their withholding taxes and the cash redemption of HDUs. These had been recorded as expenses based on Newmark's previous non-GAAP definitions, but were excluded in the recast non-GAAP results beginning in the third quarter of 2021 for the following reasons:

•But for the 2021 Equity Event, the items comprising such charges would have otherwise been settled in shares and been recorded as equity-based compensation in future periods, as is the Company's normal practice. Had this occurred, such amounts would have been excluded from Adjusted Earnings and Adjusted EBITDA and would also have resulted in higher fully diluted share counts, all else equal.
•Newmark views the fully diluted share count reduction related to the 2021 Equity Event to be economically similar to the common practice among public companies of issuing the net amount of common shares to employees for their vested stock-based compensation, selling a portion of the gross shares to pay applicable withholding taxes, and separately making open market repurchases of common shares.
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
•GAAP gains attributable to OMSRs (or "OMSR revenues").
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
•The impact of any unrealized non-cash mark-to-market gains or losses on “Other income (loss)” related to the variable share forward agreements with respect to Newmark’s receipt of the payments from Nasdaq, Inc. (“Nasdaq”), in 2021 and 2022 and the 2020 Nasdaq payment (the “Nasdaq Forwards”).
•Mark-to-market adjustments for non-marketable investments.
•Certain other non-cash, non-dilutive, and/or non-economic items.

Due to Nasdaq’s sale of its U.S. fixed income business in the second quarter of 2021, the Nasdaq Earn-out and related Forward settlements were accelerated, less certain previously disclosed adjustments. Because these shares were originally expected to be received over a 15 year period ending in 2027, the Earn-out had been included in calculations of Adjusted Earnings and Adjusted EBITDA under Newmark's previous non-GAAP methodology. Due to the acceleration of the Earn-out and the Nasdaq Forwards, the Company now views results excluding certain items related to the Earn-out to be a better reflection of the underlying performance of Newmark’s ongoing operations. Therefore, beginning with the third quarter of 2021, other (income) losses for Adjusted Earnings and Adjusted EBITDA also excludes the impact of the below items from relevant periods. These items may collectively be referred to as the “Impact of Nasdaq”.

•Realized gains related to the accelerated receipt on June 25, 2021 of Nasdaq shares.
•Realized gains or losses and unrealized mark-to-market gains or losses with respect to Nasdaq shares received prior to the Earn-out acceleration.
•The impact of any unrealized non-cash mark-to-market gains or losses on “Other income (loss)” related to the Nasdaq Forwards. This item was historically excluded under the previous non-GAAP definitions.
•Other items related to the Earn-out

Newmark's calculations of non-GAAP “Other income (loss)” for certain prior periods includes dividend income on its Nasdaq shares, as these dividends contributed to cash flow and were generally correlated to Newmark's interest expense on short term borrowing against such shares. As Newmark sold 100% of these shares between the third quarter of 2021 and the first quarter of 2022, both its interest expense and dividend income declined accordingly.

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

The declaration, payment, timing, and amount of any future dividends payable by the Company will be at the discretion of its Board of Directors using the fully diluted share count. For more information on any share count adjustments, see the Company’s most recent financial results press release titled “Fully Diluted Weighted-Average Share Count for GAAP and Adjusted Earnings.”

Management Rationale for Using Adjusted Earnings
Newmark’s calculation of Adjusted Earnings excludes the items discussed above because they are either non-cash in nature, because the anticipated benefits from the expenditures are not expected to be fully realized until future periods, or because the Company views results excluding these items as a better reflection of the underlying performance of Newmark’s ongoing operations. Management uses Adjusted Earnings in part to help it evaluate, among other things, the overall performance of the Company’s business, to make decisions with respect to the Company’s operations, and to determine the amount of dividends payable to common stockholders and distributions payable to holders of limited partnership units. Dividends payable to common stockholders and distributions payable to holders of limited partnership units are included within “Dividends to stockholders” and “Earnings and tax distributions to limited partnership interests and other noncontrolling interests,” respectively, in our consolidated statements of cash flows.

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

For more information regarding Adjusted Earnings, see the Company’s most recent financial results press release titled “Reconciliation of GAAP Net Income to Common Stockholders to Adjusted Earnings Before Noncontrolling Interests and Taxes and GAAP Fully Diluted EPS to Post-Tax Adjusted EPS”, including the related footnotes, for details about how Newmark’s non-GAAP results are reconciled to those under GAAP.

Adjusted EBITDA Defined
Newmark also provides an additional non-GAAP financial performance measure, “Adjusted EBITDA” which it defines as GAAP “Net income (loss) available to common stockholders”, adjusted for the following items:
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
•Other non-cash, non-dilutive, and/or non-economic items, which may, in certain periods, include the impact of any unrealized non-cash mark-to-market gains or losses on “other income (loss)” related to the Nasdaq Forwards, as well as mark-to-market adjustments for non-marketable investments.
•Interest expense.

Beginning with the third quarter of 2021, calculation of Adjusted EBITDA excludes the Impact of Nasdaq and the Impact of the 2021 Equity Event, (together, the "Impact of Nasdaq and the 2021 Equity Event") which are defined above.

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

Since Newmark’s Adjusted EBITDA is not a recognized measurement under GAAP, investors should use this measure in addition to GAAP measures of net income when analyzing Newmark’s operating performance. Because not all companies use identical EBITDA calculations, the Company’s presentation of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Furthermore, Adjusted EBITDA is not intended to be a measure of free cash flow or GAAP cash flow from operations, because the Company’s Adjusted EBITDA does not consider certain cash requirements, such as tax and debt service payments.

For more information regarding Adjusted EBITDA, see the Company’s most recent financial results press release titled “Reconciliation of GAAP Net Income to Adjusted EBITDA” including the related footnotes, for details about how Newmark’s non-GAAP results are reconciled to those under GAAP EPS.

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
•Certain equity-based compensation charges that may be determined at the discretion of management.
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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Newmark’s financial condition and results of operations should be read together with Newmark’s accompanying consolidated financial statements and related notes, as well as the “Special Note Regarding Forward-Looking Information” relating to forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), included elsewhere in this report. When used herein, the terms “Newmark,” the “Company,” “we,” “us,” and “our” refer to Newmark Group, Inc. and its consolidated subsidiaries.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2022, 2021 and 2020. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying consolidated financial statements and the notes thereto included elsewhere in this report.

As described in our Notification of Late Filing on Form 12b-25 filed on March 2, 2023, the Company required additional time to address a question relating to certain non-cash compensation for restricted partnership units with post-termination amounts. As of December 31, 2022, the accrued liability related to future equity-based post-termination compensation payments was $42.7 million, an increase of $2.8 million from the previously expected amount of $39.9 million (see Note 30 — “Compensation”). This resulted in slight changes to certain related line items as of and for the year ended December 31, 2022 in our Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows compared with what was shown in our financial results press release dated February 16, 2023.

Forward-Looking Cautionary Statements

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties resulting from the COVID-19 pandemic ("COVID-19"), the ongoing conflict in Ukraine, rising global interest rates, inflation and the Federal Reserve's responses thereto, the strengthening U.S. dollar, liquidity concerns regarding banking and financial institutions, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, and increasing energy costs, and including the effect on demand for commercial real estate and capital markets transaction volumes, office space, levels of new lease activity and renewals, frequency of loan defaults and forbearance, and fluctuations in the mortgage-backed securities market;
•challenges relating to our repositioning of certain aspects of our business to adapt to and better address the needs of our clients in the future as a result of the acceleration of pre-existing long-term social and economic trends, rising interest rates and market uncertainty, and other legal, cultural and political events and conflicts, and governmental measures taken in response thereto, including reductions in capital markets transaction volumes due to rising interest rates and market uncertainty, timing of stabilization of interest rates and the recovery of transaction volumes, changes in the mix of demand for commercial real estate space, including decreased demand for urban office and retail space generally, which may be offset in whole or in part by increased demand for suburban office, data storage, fulfillment, and distribution centers and life sciences facilities, that could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services, including the time and expense related to such repositioning, as well as risks related to our entry into new geographic markets or lines of business, declines in real estate values, increases in commercial real estate lending rates, and risks related to the volume of committed investment capital;
•the impact of the COVID-19 pandemic, including any successive waves or variants of the virus, the emergence of new viruses, the continued distribution of effective vaccines and governmental and public reactions thereto, the combined impact of the flu and other seasonal illnesses, and the impact of a return to office for our employees and the employees of our clients, as well as the impacts of the extent and speed of return to office generally on our business and operations, as well as the cybersecurity risks of remote working, and our ability to continue providing on-site commercial property management services;
•market conditions, transaction volumes, possible disruptions in transactions, potential deterioration of equity and debt capital markets for commercial real estate and related services, ongoing supply chain issues and other factors, and our ability to access the capital markets as needed or on reasonable terms and conditions;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors some of which may have greater financial and operational resources than we do;

•the effect of industry concentration and reorganization, reduction of customers and consolidation;
•uncertainties related to integrating certain assets of Knotel, Inc. ("Knotel"), Space Management
(DBA “Deskeo”), BH2, McCall & Almy, Inc., and Open Realty Advisors and Open Realty Properties as we build out our international and domestic businesses;
•we may have liabilities in connection with our business, including appraisal and valuation, sales and leasing and property and facilities management activities that exceed our insurance coverage;
•liquidity, regulatory requirements and the impact of credit market events, including the impact of COVID-19 and political events and conflicts and actions taken by governments and businesses in responses thereto on the credit markets and interest rates;
•our relationship and transactions with Cantor Fitzgerald, L.P. (“Cantor”) and its affiliates including CF&Co and CCRE, Newmark’s structure, including Newmark Holdings, L.P. (“Newmark Holdings”), which is owned by Newmark, Cantor, Newmark’s employee partners and other partners, and our operating partnership, which is owned jointly by us and Newmark Holdings (which we refer to as “Newmark OpCo” ), any related transactions, conflicts of interest, or litigation, including with respect to executive compensation matters, any loans to or from Newmark or Cantor, Newmark Holdings or Newmark OpCo, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, repurchase agreements, joint ventures, and competition for and retention of brokers and other managers and key employees;
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
•market volatility as a result of the effects of COVID-19, global inflation rates, potential downturns including recessions, and similar effects, or other market conditions, which may not be predictable in future periods;
•our ability to grow in other geographic regions and to manage our continued overseas growth and the impact of interest rates, market conditions, political development, armed conflicts, and the COVID-19 pandemic on these regions and transactions;
•our ability to maintain or develop relationships with independently owned offices or affiliated businesses or partners in our businesses;
•the impact of any acquisitions, restructuring or similar transaction on our business and financial results in current or future periods, including with respect to any assumed liabilities or indemnification obligations with respect to such transactions, the integration of any completed acquisitions and the use of proceeds of any completed dispositions;
•our ability to effectively deploy our sources of liquidity to repurchase shares or limited partnership interests, pay any excise tax that may be imposed on the repurchase of shares, reduce our debt, and invest in growing our business;
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
•the impact of our environmental, social and governance (“ESG”) or “sustainability” ratings on the decisions by clients, investors, potential clients and other parties with respect to our business, investments in us, our borrowing opportunities or the market for and trading price of Newmark Class A common stock, or our senior notes, or other matters;
•we are a holding company, and accordingly we are dependent upon distributions from Newmark OpCo to pay dividends, taxes and indebtedness and other expenses and to make repurchases;
•the fact that the prices at which shares of our Class A common stock are or may be sold in offerings or other transactions may vary significantly, and purchasers of shares in such offerings or other transactions, as well as existing stockholders, may suffer significant dilution if the price they paid for their shares is higher than the price paid by other purchasers in such offerings or transactions; and
•the effect on the markets for and trading prices of our Class A common stock due to market factors, as well as on various offerings and other transactions, including offerings of Class A common stock and convertible or exchangeable debt or other securities, repurchases of shares of Class A common stock and purchases or redemptions of Newmark Holdings limited partnership interests or other equity interests in us or its subsidiaries, any exchanges by Cantor of shares of Class A common stock for shares of Class B common stock, any exchanges or redemptions of limited partnership units and issuances of shares of Class A common stock in connection therewith, including in corporate or partnership restructurings, payment of dividends on Class A common stock and distributions on limited partnership interests of Newmark Holdings and Newmark OpCo, convertible arbitrage, hedging, and other transactions engaged in by us or holders of outstanding shares, debt or other securities, share sales and stock pledges, stock loans, and other financing transactions by holders of shares or units (including by Cantor executive officers, partners, employees or others), including of shares acquired pursuant to employee benefit plans, unit exchanges and redemptions, corporate or partnership restructurings, acquisitions, conversions of shares of our Class B common stock and other convertible securities into shares of our Class A common stock, and distributions of our Class A common stock by Cantor to its partners, including deferred distribution rights shares.

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

Overview

Newmark is a leading full-service commercial real estate services business. We offer a diverse array of integrated services and products designed to meet the full needs of both real estate investors/owners and occupiers. Our investor/owner services and products include capital markets, which consists of investment sales and commercial mortgage brokerage (including the placement of debt, equity and structured finance and loan sales on behalf of third parties), agency leasing, property management, valuation and advisory, commercial real estate due diligence consulting and advisory services, government sponsored enterprise (“GSE”) and Federal Housing Administration ("FHA") multifamily lending and loan servicing, and flexible workspace solutions for owners. Our occupier services and products include tenant representation, Global Corporate Services (or “GCS”) which includes real estate, workplace and occupancy strategy, corporate consulting services, project management, lease administration and facilities management), and flexible workspace solutions for occupiers. We enhance these services and products through innovative real estate technology solutions and data analytics, enabling our clients to increase their efficiency and profits by optimizing their real estate portfolio. For the past decade, we have aimed to become the company with the greatest talent in the industry. We believe that we have made great progress towards achieving this goal, having assembled an incredible combination of the top strategists and advisors together with extraordinary local expertise. This has led to over a decade of strong revenue growth for Newmark, and our becoming a top commercial real estate services platform in the U.S. We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

We generate revenues primarily from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Our growth has historically been focused in North America. During 2021, we ended our affiliation with Knight Frank and have since accelerated our global growth plans by acquiring Space Management (DBA "Deskeo") and Knotel Inc. ("Knotel"), both of which are European leaders in flexible and serviced workspace, and announced the addition of industry-leading international professionals in GCS, Leasing, Capital Markets, and Valuation & Advisory. During 2022, we acquired BH2, a London-based real estate advisory firm. As of December 31, 2022, we have over 6,300 employees in over 150 offices in more than 110 cities. Approximately 1,100 of those employees are fully reimbursed by clients, mainly in our property management and GCS businesses. In addition, as of December 31, 2022, Newmark has licensed its name to 13 commercial real estate providers that operate out of 27 offices in certain locations where Newmark does not have its own offices. The discussion of our financial results reflects only the business owned by us and does not include the results for independently owned offices that use some variation of the Newmark name in their branding or marketing.

We are a leading capital markets business in the United States. We have access to many of the world’s largest owners of commercial real estate, and we believe this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also provide investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE lender by loan origination volume and servicer with a servicing portfolio of $70.7 billion as of December 31, 2022 (of which 79.5% is higher margin primary servicing, 18.1% is limited servicing, and 2.4% is special servicing). This servicing portfolio provides a steady stream of income over the life of the serviced loans.

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

Our pre-tax margins are impacted by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole, and margins from originating GSE/FHA loans, which are included in “Commercial mortgage origination, net” in our consolidated statement of operations, tend to be lower, as we retain rights to service loans over time, and because this item includes non-cash GAAP gains attributable to originated mortgage servicing rights (“OMSRs”). OMSRs represent the fair value of expected net future cash flows from servicing recognized at commitment, net. Investment sales and mortgage brokerage transactions tend to have higher pre-tax margins than leasing transactions. Pre-tax earnings margins on our property management and parts of our other GCS businesses are at the lower end of margins for the Company as a whole, because they include some revenues that equal their related expenses. These revenues represent fully reimbursable compensation and non-compensation costs, and may be referred to as "pass through revenues".

On June 25, 2021, Nasdaq, Inc. ("Nasdaq") closed the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of 5,278,011 Nasdaq shares, which were worth $927.9 million as of June 30, 2021. The receipt of shares from Nasdaq may also be referred to as the “Earn-out”. In addition, Newmark received 944,329 shares of Nasdaq, which it used to settle the 2021 and 2022 Nasdaq Forwards. This settlement, which occurred on July 2, 2021, resulted in $166.0 million of the Company's liabilities being extinguished. Newmark's "Other income (loss), net" includes gains and losses related to these shares. See “Nasdaq Monetization Transactions”, “Exchangeable Preferred Partnership Units and Forward Contracts”, and “Acceleration of Nasdaq Earn-out” for more information on the Earn-out and a description of the Nasdaq Forwards.

Contemporaneously with the Earn-out acceleration, the Compensation Committee of Newmark's Board approved a plan to expedite the tax deductible exchange and redemption of a substantial number of compensatory limited partnership units held by partners of the Company (the "2021 Equity Event"). These charges, along with the use of certain net deferred tax assets offset a significant percentage of the Company's taxes related to the accelerated Earn-out. Inclusive of subsequent mark-to-market gains, Newmark recorded cumulative proceeds of $1,203.1 million in 2021 with respect to the Earn-out and $444.6 million of tax deductible GAAP compensation charges related to the 2021 Equity Event. The Company's GAAP pre-tax income declined by 87.1% in 2022 compared to 2021. But for the impact of GAAP "other income" and the 2021 Equity Event, the Company's GAAP pre-tax income would have declined by 41.1% in 2022. Between June 30, 2021, and March 31, 2022, the Company sold 100% of the Nasdaq shares, which contributed to gains in the second through fourth quarters of 2021 and a loss of $87.6 million in the first quarter of 2022. In aggregate, Newmark sold 100% of its Nasdaq stock over this timeframe, resulting in cumulative proceeds of $1,124.1 million and an additional net gain of $30.2 million compared with the amount recorded on June 30, 2021.

Business Environment

Management services, servicing fees, and other declined by 0.7% in 2022, due to lower pass through revenues primarily related to the completion of certain project management assignments. Excluding the impact of pass through revenues, management services, servicing fees, and other increased by 18.3% in 2022. We expects these recurring businesses to increase in both absolute terms and as a percentage of revenues over time as we continue to invest in them and benefit from the long-term secular trend towards outsourcing of real estate services to companies like Newmark.

During the fourth quarter, U.S. short-term interest rates rose at the fastest pace in over thirty years, which materially impacted capital markets volumes for Newmark and the industry. Once the markets and the Fed are aligned, we expect pent up demand to drive significantly higher industry investment sales and debt volumes. In leasing, industrial and retail were bright spots, as our volumes for these property types surpassed pre-pandemic levels in 2022. However, office remains challenging for us and the industry. For example, CoStar estimates that U.S. office leasing activity was down by between 10% and 15% compared with 2019.

Preqin estimated that there was approximately $436 billion of investible dry powder held by global closed-end funds at real estate focused institutions as of December 31, 2022. This is in addition to the significant amount of real estate assets held by other types of investors and owners. Trepp estimates that there is over $2.5 trillion of commercial and multifamily debt maturing over the next five years. Between the significant amount of institutional dry powder and debt maturities, we expect industry volumes to bounce back relatively quickly once interest rates are no longer rising and have stabilized.

Our cash and cash equivalents, expected cash flow generation, and $600 million revolving credit line, provide us with significant available capital to invest in growth across our diverse business lines and geographies, while returning cash to shareholders and continuing to operate with investment-grade credit metrics. Given the tremendous white space on our global map, we expect to have many opportunities to further expand our platform as the industry consolidates around well capitalized full service providers.

During 2022, the U.S. economic rebound continued, as compared with the pandemic-related downturn in 2020. According to the U.S. Centers for Disease Control and Prevention (the "CDC") as of February 2, 2023, approximately 15.7% of the American population have been fully vaccinated and received a bivalent booster, 69.2% of the American population has been fully vaccinated against COVID-19, and 81.0% has received at least one dose, although there is persistent vaccine reluctance in the currently unvaccinated population. Many companies are requiring employees to come back to the office as business and government work places continue to reopen both in the U.S. and around the world. However, some of the recent strength in the U.S. office market has been tempered as companies continue to assess the impact of remote work, periodic increases in COVID-19 cases, the combined impact of flu and other seasonal illness, legal, cultural, and political events and conflicts, and the potential for a slowing U.S. economy.

Trends with respect to the return to office have recently been moving in a positive direction. For example, security provider Kastle Systems tracks the number of employees in ten of the largest U.S. metropolitan areas that were physically in the offices they secure every work week versus of typical number physically present during the first three weeks of February, 2020 (the "Kastle Back to Work Barometer Average" or the "Kastle Barometer"). For the week ended January 30, 2023, the Kastle Barometer was 50.4%, which was the first time since February 2020 that it climbed above 50%. This also compares with 47.6% in last full week of October 2022 and 31.2% in the last week of January, 2022. For additional context, it averaged 41.7% from January 3, 2022 through December 28, 2022, and 28.7% from February 21, 2020 through December 31, 2021. Our professionals are actively assisting clients as they navigate the current environment, restructure their portfolios, and redesign their workplaces. On the investor side, we are advising our clients on equity recapitalization, debt financing, and repurposing underutilized properties, including conversion into multifamily, life science, industrial, and other uses. We also expect the growing demand for hybrid work environments to create opportunities for consulting and our flexible workspace business.

Acquisitions
On March 10, 2023, Newmark completed the acquisition of Gerald Eve, a U.K. based real estate advisory firm.

In the first quarter of 2023, the Company acquired the approximately 49% of Spring11 that it did not own, having held a controlling stake since 2017. Spring11 provides commercial real estate due diligence, consulting, and advisory services to a variety of clients, including lenders, investment banks and investors, and has been recorded as part of “management services.”

On April 1, 2022, Newmark completed the acquisitions of two businesses; BH2, a London-based real estate advisory firm, and McCall & Almy, a multi-market tenant representation and real estate advisory firm.

On May 3, 2022, Newmark completed the acquisition of Open Realty Advisors and Open Realty Properties, which together operate as “Open Realty”, a retail real estate advisory firm.

On March 24, 2021, Newmark acquired the business of Knotel, a global flexible workspace provider. Newmark agreed to provide approximately $19.8 million of debtor-in-possession financing as part of a $70 million credit bid to acquire the business through Knotel’s Chapter 11 sales process, subject to approval of the U.S. Bankruptcy Court. On March 18, 2021, the United States Bankruptcy Court approved the transaction under Section 363 of the United States Bankruptcy Code. See Note 4 — “Acquisitions” to our accompanying consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for additional information.

On September 6, 2021, Newmark acquired Deskeo, France's leader in flexible and serviced workspace for enterprise clients. Based in Paris, France Deskeo adds over 50 locations to Newmark's international flexible workspace portfolio. See Note 4 — “Acquisitions” to our accompanying consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for additional information.

Debt and Credit Agreements

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023 (“6.125% Senior Notes”). The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.94% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. As of December 31, 2022 and 2021, the carrying amount of the 6.125% Senior Notes was $547.8 million and $545.2 million, respectively.

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

As of December 31, 2022, the Company had $50.0 million remaining from its debt repurchase authorization.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the Coronavirus Aid, Relief, and Economic Security Act. The sublimit is now included within the Company’s existing $450 million warehouse facility due June 14, 2023. The advance line provides 100% of the principal and interest advance payment at a rate of SOFR plus 1.80% and will be collateralized by Fannie Mae's commitment to repay advances. There were no outstanding draws under this sublimit as of December 31, 2022. Newmark did not have any Fannie Mae loans in forbearance as of December 31, 2022.

On November 30, 2018, Newmark entered into an unsecured credit agreement (the “Cantor Credit Agreement”) with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC Partners, Inc. ("BGC") and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of December 31, 2022 and 2021, the Company did not have any outstanding balances under this facility.

Credit Ratings

    Newmark has a stand-alone BBB+ Stable credit rating from JCRA, BBB- Stable credit ratings from Fitch Ratings, Inc. and Kroll Bond Rating Agency, and a BB+ Positive credit rating from S&P Global Ratings.

Nasdaq Monetization Transactions

On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc. The total consideration received in the transaction included $750.0 million in cash paid upon closing and an Earn-out of up to 14,883,705 shares of Nasdaq shares to be paid ratably over 15 years (subject to acceleration and present value discount as discussed below), provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. During the third and fourth quarters of 2021, Newmark sold 2,780,180 shares of Nasdaq for gross proceeds of $516.5 million. During the first quarter of 2022, Newmark sold all of its remaining 2,497,831 Nasdaq shares for gross proceeds of $437.8 million. In the aggregate from September 2017 through March 31, 2022, Newmark received 10.2 million shares of Nasdaq, of which Newmark sold 7.6 million shares of Nasdaq and delivered 2.6 million shares of Nasdaq to RBC. For further information regarding sales of Nasdaq shares and realized and unrealized gains (losses) on such shares, see Note 7 — “Marketable Securities” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

The EPUs were issued in four tranches and were separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock was subject to the special purpose vehicle's (the “SPV”) option to settle the postpaid forward contracts as described below. As the EPUs represented equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on our accompanying consolidated balance sheets and consolidated statements of changes in equity. The EPUs were entitled to a preferred payable-in-kind dividend, which was recorded as accretion to the carrying amount of the EPUs through “Retained earnings” on our accompanying consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.

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

The Repurchase Agreement and related initial repurchase transaction were on market terms and rates and were approved by Newmark’s Audit Committee. There were no amounts outstanding under the Repurchase Agreement as of December 31, 2022, and $140.0 million was outstanding as of December 31, 2021. See Note 7 — "Marketable Securities" and Note 27 — “Related Party Transactions” to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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

Certain Other Related Party Transactions
Transactions with Executive Officers and Directors
Gosin Employment Agreement
On February 10, 2023, Mr. Gosin entered into an amended and restated employment agreement with Newmark OpCo and Newmark Holdings. In connection with the employment agreement, the Compensation Committee approved for a term through at least 2024 (i) an annual cash bonus of $1,500,000; (ii) an upfront advance award of 1,145,475 Newmark NPSUs (calculated by dividing $10,000,000 by the Company's stock price of $8.73 on February 10, 2023) attributable to each year of the term and (iii) a discretionary bonus, if any, subject to approval of the Compensation Committee. A copy of the employment agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023 and is described in detail therein.

Rispoli Employment Agreement
On September 29, 2022, Mr. Rispoli entered into an employment agreement with Newmark OpCo and Newmark Holdings. In connection with the employment agreement, the Compensation Committee approved the following for Mr. Rispoli: (i) an award of 500,000 Newmark RSUs granted in connection with the execution of the employment agreement, divided into tranches of 100,000 RSUs each that vest on a seven-year schedule; (ii) an award of 250,000 Newmark RSUs granted in connection with the execution of the employment agreement, divided into tranches of 50,000 RSUs each that vest on a seven-year schedule; and (iii) exchange rights into shares of Newmark Class A common stock with respect to 20,221 previously awarded non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli. A copy of the employment agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2022 and is described in detail therein.
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

Howard W. Lutnick, Chairman
On December 27, 2021, the Compensation Committee approved a one-time bonus award to Mr. Lutnick (the “Award”), which was evidenced by the execution and delivery of a Retention Bonus Agreement dated December 28, 2021 (the “Effective Date”) and described below (the “Award Agreement”), in consideration of his success in managing certain aspects of the Company’s performance as its principal executive officer and Chairman. The Award rewarded Mr. Lutnick for his efforts in delivering superior financial results for the Company and its stockholders, including in particular his success in creating substantial value for the Company and its stockholders in connection with creating, structuring, hedging and monetizing the forward share contract to receive over time shares of common stock of Nasdaq, Inc. (the “Nasdaq Derivative”) held by the Company (together, the “Nasdaq Shares”) and the strong balance sheet and significant amount of income created from the Nasdaq Derivative. A principal reason for structuring the Award with a substantial portion to be paid out over three years was also to further incentivize Mr. Lutnick to continue to serve as both the Company’s principal executive officer and its Chairman for the benefit of the Company’s stockholders. The Award is the subject of legal challenge. See the heading "Derivative Suits" below.

The Award Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the Effective Date (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the Effective Date. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Award Agreement. Mr. Lutnick has purchased Newmark Class A Common Stock with the after-tax proceeds of the initial tranche of the Award. The Award Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Award Agreement) or (ii) an involuntary removal of the Executive from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement dated as of December 13, 2017 by and between Mr. Lutnick and the Company (the “Control Agreement”). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The Award Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of the Control Agreement do not apply to the Award. A copy of the Award Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2021 and is described in detail under the heading “2021 Lutnick Award” in the Company’s proxy statement filed with the SEC on August 15, 2022.

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

On June 28, 2021, in connection with the 2021 Equity Event, the Newmark Compensation Committee approved the following for Mr. Lutnick: (i) the exchange of 279,725 exchangeable Newmark Holdings PSUs into 263,025 shares of Class A common stock of Newmark based on the then applicable exchange ratio of 0.9403; and $1,465,874 associated with Mr. Lutnick’s non-exchangeable 193,530 Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) the conversion of 552,482.62 non-exchangeable Newmark Holdings PSUs with the right to exchange PSUs into HDUs (“H-Rights”) into 552,482.62 non-exchangeable Newmark Holdings HDUs and redemption of such HDUs for their Capital Account of $7,017,000, paid in the form of Nasdaq Shares issued at $177.11 per share (which was the NASDAQ closing price as of June 28, 2021); and $7,983,000 associated with Mr. Lutnick’s non-exchangeable Newmark Holdings PPSUs with -H were redeemed and used for tax purposes; (iii) the exchange of 520,380 exchangeable BGC Holdings PSUs into 520,380 shares of Class A common stock of BGC Partners, and $1,525,705 associated with Mr. Lutnick’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; (iv) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of Class A common stock of BGC Partners; (v) the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs with H-Rights into 1,131,774 non-exchangeable BGC Holdings HDUs and $7,983,000 associated with Mr. Lutnick’s BGC Holdings PPSUs with H- Rights was redeemed and used for tax purposes in connection with the exercise of the exercise of the BGC Holdings HDUs; and (vi) the issuance of 29,059 shares of Class A common stock of Newmark. In accordance with Mr. Lutnick’s right under his existing standing policy, and in connection with the 2021 Equity Event, upon the approval of the Newmark Compensation Committee: (i) 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy, were redeemed and 2,736,103 shares of Class A common stock of Newmark, based upon the then applicable exchange ratio of 0.9403, were granted to Mr. Lutnick; and (ii) $8,798,546 associated with Mr. Lutnick’s rights under his existing standing policy was redeemed and used for tax purposes. See “Executive Compensation” in our proxy statement filed August 15, 2022 for additional information and definitions.

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

Stephen M. Merkel, Chief Legal Officer
On June 28, 2021, the Compensation Committee also approved the following for Stephen M. Merkel, the Company’s Chief Legal Officer: (i) the redemption of 51,124.28 non-exchangeable Newmark Holdings PSUs and issuance of 48,072 shares of Newmark Class A common stock based upon the then-current exchange ratio of 0.9403; and (ii) the redemption of 46,349.87 non-exchangeable Newmark Holdings PPSUs for a cash payment of $0.3 million, to be remitted to the applicable tax authorities to the extent necessary in connection with the issuance of the shares above.

Retirement Fund Purchase
On April 27, 2021, a Keogh retirement account held by Mr. Lutnick purchased 5,154 shares of our Class A common stock from us at the closing price of our Class A common stock on that date of $10.67 per share. The transaction was approved by our Audit Committee.

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of December 31, 2022 and 2021, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”). Newmark holds a redemption option in which Real Estate LP can redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time.

Amendment of Real Estate LP Joint Venture Agreement and Payment of Administrative Fee
In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amend the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment.

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

Sublease to BGC and Cantor Fitzgerald, L.P.
On May 15 2020, BGC U.S. OpCo ("BGC OpCo") entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which was approved by the Newmark Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC OpCo paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15 thousand per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. The lease with BGC OpCo ended in December 2021. Newmark received $0.5 million from BGC OpCo for the year ended December 31, 2021.

In January 2022, Cantor entered into an agreement to sublease this space for a period of six months until June 30, 2022 at a rate of $0.1 million per month. In July 2022, the sublease was extended one year to June 30, 2023. Newmark received $1.0 million from Cantor for the year ended December 31, 2022.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9303 as of December 31, 2022. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

Following such purchases, as of February 22, 2023 there were 218,424 founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor currently has the right to purchase an equivalent number of Cantor units following such redemption or exchange.

First Amendment to Amended and Restated Agreement of Limited Partnership of Newmark Holdings
On March 10, 2023, Newmark Holdings entered into an Amendment (the “LPA Amendment”) to its Amended and Restated Agreement of Limited Partnership, dated as of December 13, 2017 (the “Holdings LPA”). The LPA Amendment revises certain restrictive covenants pertaining to the “Partner Obligations” and “Competitive Activity” provisions in the Holdings LPA. Specifically, the LPA Amendment (i) reduces the length of the post-termination period during which a partner must refrain from soliciting or doing business with customers, soliciting employees, engaging in a “Competing Business” (as defined therein), or otherwise refraining from harming the partnership; and (ii) revises the scope of the non-compete provisions under the “Partner Obligations” and “Competitive Activity” provisions in the Holdings LPA to cover “Competing Businesses” for which a partner performs the same or similar services as provided to a "Protected Affiliate" (as defined therein) and (a) involving a product, product line or type, or service of a “Protected Affiliate” within a specific geographic area, (b) involving a “Client” or a “Client Representative” (each as defined therein) of a Protected Affiliate, or (c) for which the disclosure of confidential information is likely to be inevitable. The LPA Amendment was approved by the Company’s Board of Directors and Audit and Compensation Committees.

Special Purpose Acquisition Company
In April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of our executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loan is the earlier of the consummation of the initial public offering of the SPAC and December 31, 2022. As of December 31, 2022 there was no outstanding balance on this loan.

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

Acquisition of Spring11 Ownership Interest from Cantor

In February 2023, Newmark's subsidiary, Newmark S11 Holdings, LLC (“Newmark S11”) entered into an equity purchase agreement with CFS11 Holdings, LLC (“CFS11”), a subsidiary of Cantor, pursuant to which Newmark acquired CFS11’s 33.78% ownership interest in Newmark S11 LP, LLC, the joint venture that owns a controlling interest in Spring11 Holdings, LP (“Spring11”), for a total purchase price of $11,530,598. The transaction, which also included Newmark S11 buying the remaining minority interests from other third-party owners on substantially the same terms, resulted in Newmark S11 owning 100% of Spring11. The CFS11 transaction was approved by our Audit Committee.

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

Our GSE/FHA origination business is also impacted by the lending caps imposed by the Federal Housing Finance Agency (the “FHFA”). On October 13, 2021, the FHFA announced that the 2022 multifamily loan purchase caps would be $78 billion for each GSE, for a combined total of $156 billion. The 2022 caps required that at least 50% of the GSEs' multifamily business to be mission-driven, affordable housing. FHFA also required that at least 25% of the GSE's 2022 multifamily business be affordable to residents at or below 60% of area median income (AMI), up from 20% in 2021. The 2022 caps were based on FHFA's initial projections of the overall growth of the multifamily originations market. Had the caps been reached, the GSE's loan purchases would have increased by 11.4% in 2022. The actual combined GSE volume was $142 billion in 2022, or a year-on-year increase of 1.7%. We believe that the GSEs did not meet the caps in part due to the unexpected slowdown in overall U.S. multifamily loan origination volumes from all sources. On November 10, 2022, the FHFA announced that the 2023 multifamily loan purchase caps would be $75 billion for each GSE, for a combined total of $150 billion. If reached, these caps imply combined GSE loan purchase volume increases of 5.6% and 7%, respectively, compared with 2022 and 2021. The mission-driven requirements were further refined, with the goal of encouraging the financing and construction of more such housing.

Economic Outlook in the United States
COVID-19 adversely affected the economic outlook beginning in March of 2020. Following a 3.4% contraction in 2020, U.S. gross domestic product expanded by 5.9% in 2021, according to the U.S. Department of Commerce. According to the most recent estimates from the same source, U.S. GDP contracted at an annualized rate of 1.6% and 0.6%, respectively, in the first and second quarters of 2022. In third and fourth quarters of 2022, it grew by annualized 3.2% and 2.7%, respectively. The second half of 2022 return to GDP growth was driven by various factors, including increases in private inventory investment, consumer spending, nonresidential fixed investment, federal government spending, and state and local government spending that were partly offset by decreases in residential fixed investment and exports. Imports, which are a subtraction in the calculation of GDP, also declined. The most recent estimate is that U.S. GDP increased by 2.1% for calendar year 2022. The current consensus is that U.S. GDP will increase slowly in 2023, and then resume growth more in-line with pre-pandemic levels thereafter. For example, as of February 22, 2023, the Bloomberg consensus of economists was for U.S. GDP to expand at an annualized rate of 1.4%, 1.3%, and 0.4% in the first through third quarters of 2023, respectively, and contract by 0.1% in the fourth quarter of the year. The consensus is also for GDP to grow by 0.7% for all of 2023, and then by 1.2% in 2024 and 2.0% in 2025. For context, over the ten years ended December 31, 2019, U.S. real GDP grew at an average of approximately 2.2% per year.

According to the Bureau of Labor Statistics, the monthly average of non-farm payroll employment increased by a seasonally adjusted monthly average of 606 thousand, net, during 2021, which was the highest such figure since record keeping began. Based on a preliminary report from the same source, strong job growth continued in 2022, with average monthly gains averaging 374 thousand on the same basis. For context, this figure averaged 128 thousand over the ten years ending December 31, 2019. The U.S. unemployment rate (based on U3) declined to 3.5% in December 2022, compared with 3.9 % in December 2021 and a high of 14.8% in April of 2020, and thus ended the year at the same rate as in February 2020. In comparison, the last time the U.S. unemployment rate was near these low levels was 1969, when unemployment reached 3.4%.

The ten-year Treasury yield increased by 236 basis points to approximately 3.9% as of December 31, 2022, compared with a year-earlier. As of year end 2022, ten-year Treasury yields still remained below their 50-year average of approximately 6.0%, despite the recent increase. On September 22, 2023 and November 2, 2022, the Federal Open Market Committee (“FOMC”) announced two separate increases to the upper bound of their target range for the federal funds rate of 75 basis points each, in order to curb inflation. The FOMC increased the upper bound by another 50 basis points and 25 basis points, respectively, in December of 2022 and February of 2023. As a result, the federal funds rate increased at the fastest pace of any quarter in over 30 years in the fourth quarter of 2022.

The FOMC said that it anticipates that ongoing increases in the target range will be appropriate in order to return annual inflation to its long-term goal of 2 percent over time. This increase in inflation is due in part to tight labor market conditions as well as to other factors, such continued supply chain issues related to the pandemic as well as higher commodity prices due largely to the Ukraine-Russia conflict. The FOMC also stated that it plans to continue reducing the $8.4 trillion portfolio of securities it holds (as of February 15, 2023), including long-term agency mortgage-backed securities and U.S. Treasuries. These securities were purchased as part of the Fed's quantitative easing program designed to hold down long-term interest rates, and the FOMC previously indicated that a maximum of $60 billion in Treasury purchases and $35 billion in mortgage-backed securities purchases would be allowed to roll off, phased in over three months starting June 1, 2022.

Economists generally expect long-term U.S. interest rates to increase versus where they were in 2022, but to remain below the long-term historical averages foreseeable future (as discussed above). For example, as February 22, 2023, the Bloomberg consensus was for the ten-year Treasury yield to be approximately 3.7%, 3.6%, 3.5%, and 3.2% by the ends of the second quarter of 2023, the third quarter of 2023, the fourth quarter of 2023, and calendar year 2024, respectively. However, short-term yields are expected to rise considerably compared with low levels seen for most of the period from the end of 2008 through early 2022 as per the same Bloomberg survey. While the upper bound of the Fed Funds Target rate averaged 0.64% from December 31, 2008 through February 28, 2022, it was 4.75% as of February 1, 2023. The Bloomberg consensus is for this Target rate to be 5.25%, 5.20%, 5.05%, and 3.40%, respectively, by the ends of the second quarter of 2023, the third quarter of 2023, the fourth quarter of 2023, and calendar year 2024. Following the most recent FOMC rate increase and the release of subsequent economic data, the Treasury futures market indicated that traders expect similar forward yields. For additional context, the upper bound of the Fed Funds Target rate averaged 4.91% and 3.11% over the 50 and 25 years ended December 31, 2022.

Market Statistics
Commercial real estate capital markets transactions involving financing generally utilize medium- or long-term debt, and the interest rates for such debt tend to correlate with movements in benchmark rates with similar tenors, including U.S. Treasuries. Such benchmark rates can be meaningfully impacted by movements in key short-term rates, such as the Fed Funds Target rate. Sudden increases in short term interest rates can therefore have pronounced effects on the commercial mortgage origination and investment sales volumes. In 2022, global benchmark interest rates rose at the fastest pace since at least the early 1990s, according to Fitch, which led to challenging market conditions across commercial real estate capital markets for Newmark and the industry. In addition, volumes were, and likely will be, impacted by the recent increase in interest rate and credit spread volatility, as well as the gap between commercial real estate buyer and seller expectations.

According to preliminary estimates from CoStar, value-weighted prices for U.S. commercial real estate declined by 1.6% over the twelve months ended December 31, 2022, but were 27.3% higher than in February 2020, which was before the onset of the global pandemic. This was the third consecutive quarterly slowdown in price appreciation as measured by this index. Separately, RCA currently estimates that 2022 U.S. investment sales declined by 15.1% year-on-year. In comparison, Newmark's annual investment sales volumes decreased by 18.7% compared with 2021. According to preliminary data from RCA, Newmark's average investment sales transaction size was approximately 45% larger than the weighted average of brokered U.S. deals in 2022. We believe that larger deal sizes are more likely to require debt financing, and that such financing became more difficult given the recent sharp rise in interest rates. We have gained market share in U.S. investment sales, however, compared with before the pandemic. Our 2022 investment sales volumes were up by approximately 41% versus 2019, while RCA's U.S. volumes increased by 21% over the same timeframe.

Newmark annual volumes from mortgage brokerage and GSE/FHA originations (together, "total debt") were down by 9.0% versus 2021. We believe we gained market share in total debt for the year, as the MBA stated that the notional dollar volume of all commercial and multifamily lending decreased in the U.S. by 10% in 2022 versus 2021. Newmark’s loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volume decreased by 4% in 2022 compared with 2021, per the MBA. In comparison, Newmark's GSE/FHA origination volumes declined by 13.7% over the same period, while our total debt volumes in multifamily were down by 14.9%. Certain GSE multifamily volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by the MBA or by Newmark and its competitors by 30 to 45 days.

We believe that we have gained significant market share in commercial real estate debt since prior to the pandemic, since our total debt volumes for all property types and for multifamily increased by approximately 50% and 62%, respectively, between 2019 and 2022. In comparison, the MBA reports that originations for all property types and for multifamily increased by approximately 6% and 27%, respectively, over the same timeframe.

Given the expected continued increase in interest rates discussed above, we anticipate overall U.S. investment sales and mortgage brokerage volumes to decline year-on-year through at least the first for half of 2023. For context, the initial estimate from MSCI Real Capital Analytics ("RCA") is that U.S. investment sales notional volumes decreased by 66% year-over-year in January 2023, while the Mortgage Bankers’ Association ("MBA") estimates that commercial and multifamily lending will decline by in the U.S. by 15% in 2023 but increase by 32% in 2024. We believe that the current challenging market conditions have created an opportunity for Newmark to solidify its position as the platform of choice for many of the real estate industry’s top professionals. When activity rebounds, we expect our market share, revenues, and earnings to outperform the industry. While the macroeconomic environment may be challenging in the short-term, we remain excited about our market position and our future.

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
•Commercial Mortgage Origination, net. We offer services and products to facilitate debt financing for our clients and customers. Commercial mortgage origination revenue is comprised of commissions generated from mortgage brokerage and debt and equity placement services, as well as the origination fees and premiums derived from the origination of GSE/FHA loans with borrowers and the sale of those loans to investors. Our commercial mortgage origination revenue also includes the revenue recognized for the fair value of expected net future cash flows from servicing recognized at commitment.

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

Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow accounting principles generally accepted in the U.S., or “U.S. GAAP”, which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for Leasing and Capital Markets transactions. See Note 3 — “Summary of Significant Accounting Policies” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a more detailed discussion.

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

We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans, which may be either wholly or in part repaid from the distribution earnings that the individual receives on their limited partnership interests in BGC Holdings and Newmark Holdings. The forgivable portion of these loans is recognized as compensation expense over the service period.

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

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management services, servicing fees and other	$909,485	33.6%	$915,715	31.5%	$626,136	32.9%
Leasing and other commissions	831,874	30.7	826,942	28.5	513,842	27.0
Investment sales	606,416	22.4	757,744	26.1	403,971	21.2
Commercial mortgage origination, net	357,752	13.2	406,042	14.0	361,049	19.0
Total revenues	2,705,527	100.0	2,906,443	100.0	1,904,998	100.0
Expenses:
Compensation and employee benefits	1,554,784	57.5	1,828,887	62.9	1,147,360	60.2
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	138,312	5.1	356,345	12.3	130,759	6.9
Total compensation and employee benefits	1,693,096	62.6	2,185,232	75.2	1,278,119	67.1
Operating, administrative and other	534,843	19.8	553,623	19.0	294,405	15.5

Fees to related parties	28,502	1.1	23,789	0.8	22,573	1.2
Depreciation and amortization	165,816	6.1	121,729	4.2	141,193	7.4
Total operating expenses	2,422,257	89.5	2,884,373	99.2	1,736,290	91.1
Other income/(loss), net	(97,701)	(3.6)	1,232,495	42.4	15,290	0.8
Income from operations	185,569	6.9	1,254,565	43.2	183,998	9.7
Interest expense, net	(30,970)	(1.1)	(33,473)	(1.2)	(37,728)	(2.0)
Income before income taxes and noncontrolling interests	154,599	5.7	1,221,092	42.0	146,270	7.7
Provision for income taxes	42,054	1.6	242,958	8.4	36,993	1.9
Consolidated net income	112,545	4.2	978,134	33.7	109,277	5.7
Less: Net income attributable to noncontrolling interests	29,270	1.1	227,406	7.8	29,217	1.5
Net income available to common stockholders	$83,275	3.1%	$750,728	25.8%	$80,060	4.2%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Year Ended December 31,
	2022		2021		2020
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$92,308	3.4%	$312,718	10.8%	$69,041	3.6%
Allocations of net income to limited partnership units and FPUs	15,875	0.6	55,183	1.9	30,461	1.6
Limited partnership units amortization	8,322	0.3	(28,351)	(1.0)	18,692	1.0
RSU amortization	21,807	0.8	16,795	0.6	12,565	0.7
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$138,312	5.1%	$356,345	12.3%	$130,759	6.9%

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenues
Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue decreased by $6.2 million, or 0.7%, to $909.5 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Excluding pass through revenues, management services, servicing fee and other increased by $97.8 million, or 18.3%, to $633.0 million, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The year-on-year change was driven by improvements from servicing and related other revenues, GCS, and property management, offset mainly by lower pass through revenues primarily related to the completion of certain project management assignments.

Leasing and Other Commissions
Leasing and other commission revenues increased by $4.9 million, or 0.6%, to $831.9 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. While our leasing volumes in industrial and retail were above 2019 levels in 2022, office volumes have not yet similarly rebounded for Newmark or (according to CoStar) the industry.

Investment Sales
Investment sales revenue decreased by $151.3 million, or 20.0%, to $606.4 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This primarily reflected a 15.1% year-over-year decrease in U.S. industry-wide investment sales volumes for the year (according to RCA). The industry wide decline can be attributed to a historic rise in interest rates that began in March of 2022. According to Bloomberg, this rise accelerated to the fastest pace in over thirty years in the fourth quarter of 2022.

Commercial Mortgage Origination, Net
Commercial mortgage origination activities, net decreased by $48.3 million, or 11.9%, to $357.8 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease was primarily due to lower industry-wide commercial and multifamily origination volumes (according to the MBA), which was driven by the sharp increase in interest rates.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $274.1 million, or 15.0%, to $1,554.8 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The decrease in the year was due to the compensation expense of $203.8 million in the prior period related to the 2021 Equity Event and a decline in commission based revenue due to lower business activity.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $218.0 million, or 61.2%, to $138.3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 as a result of $246.6 million of equity-based compensation expense related to the 2021 Equity Event.

Operating, Administrative and Other
Operating, administrative and other expenses decreased by $18.8 million, or 3.4%, to $534.8 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to decreased pass through expenses, partially offset by higher support and operational expenses related to the resumption of normalized business activity on the part of us and our clients, as well as from our acquisitions.

Fees to Related Parties
Fees to related parties increased by $4.7 million, or 19.8%, to $28.5 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2022 increased by $44.1 million, or 36.2%, to $165.8 million as compared to the year ended December 31, 2021 due to changes in the MSR valuation allowance and fixed asset depreciation and impairments and intangible asset amortization.

Other Income (loss), Net
Other loss of $97.7 million in the year ended December 31, 2022 was primarily due to $87.5 million realized and unrealized losses from the sale of Nasdaq shares and $12.9 million of mark-to-market losses on non-marketable investments.

Other income (loss), net in the year ended December 31, 2021 was primarily related to $1,203.1 million of gains from the acceleration of the Nasdaq Earn-out and realized and unrealized gains on marketable securities. Additionally, the Company recorded $27.8 million of non-cash gains related to acquisitions during the year ended December 31, 2021, partially offset by a realized loss on the Nasdaq Forward of $12.4 million.

Interest Expense, Net
Interest expense, net decreased by $2.5 million, or 7.5%, to $31.0 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Provision for Income Taxes
Provision for income taxes decreased by $200.9 million, or 82.7%, to $42.1 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This decrease was primarily driven by lower pre-tax earnings. Pre-tax earnings in 2021 included earnings from Nasdaq, net of expenses related to the 2021 equity event. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased by $198.1 million, to $29.3 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021.

Year ended December 31, 2021 compared to the year ended December 31, 2020

Revenues
Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased by $289.6 million, or 46.2%, to $915.7 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The growth was led by strong improvements from Global Corporate Services, Valuation & Advisory, and Servicing Fees, as well as the addition of Knotel, as the Company continued to invest in these recurring and predictable businesses. Valuation and Advisory was up 46.5% to $157.0 million, by productivity gains from our Ngage technology platform.

Leasing and Other Commissions
Leasing and other commission revenues increased by $313.1 million, or 60.9%, to $826.9 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, due to greatly increased demand across all major property types, in particular, strength in office led by life science, and industrial.

Investment Sales
Investments sales revenue increased by $484.2 million, or 106.6%, to $938.3 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Newmark's overall notional volumes from investment sales, mortgage brokerage, and multifamily originations increased by 92.8% to $138.4 billion.

Commercial Mortgage Origination, Net
Commercial mortgage origination, net activities, decreased by $85.4 million, or 27.5%, to $225.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease was primarily due to a $58.4 million decline in non-cash OMSR revenues. The Company helped its clients navigate lower GSE multifamily loan activity by placing a record amount of their multifamily debt with non-agency lenders.

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

Operating, Administrative and Other
Operating, administrative and other expenses increased by $259.2 million, or 88.0%, to $553.6 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily due to increased pass through expenses tied to non-fee revenues, higher expenses related to the resumption of normalized business activity, and the impact of acquisitions.

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

Other Income (loss), Net
Other income (loss), net in the year ended December 31, 2021 was primarily related to $1,203.1 million of gains from the acceleration of the Nasdaq Earn-out and realized and unrealized gains on marketable securities. Additionally, the Company recorded $27.8 million of non-cash gains related to acquisitions during the year ended December 31, 2021, partially offset by a realized loss on the Nasdaq Forward of $12.4 million.

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

Interest Expense, Net
Interest expense, net decreased by $4.3 million, or 11.3%, to $33.5 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to lower outstanding debt balances.

Provision for Income Taxes
Provision for income taxes increased by $206.0 million, or 556.8%, to $243.0 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020. This increase was primarily driven by higher pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $198.2 million, to $227.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to higher earnings.

Financial Position, Liquidity and Capital Resources
Overview
The primary source of liquidity for our business is the cash on our balance sheet, cash flow provided by operations, and the $600.0 million revolving credit facility. In addition, the Company has the option to redeem its $91.3 million investment in the Real Estate LP joint venture, after July 1, 2023, with proceeds to be received within 20 days of the redemption notice.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of December 31, 2022, our debt consists of our 6.125% Senior Notes with a carrying amount of $547.8 million.

Financial Position
Total assets were $3.9 billion at December 31, 2022 and $5.2 billion at December 31, 2021.

Total liabilities were $2.4 billion at December 31, 2022 and $3.5 billion at December 31, 2021.

Liquidity
At December 31, 2022, we had cash and cash equivalents of $233.0 million. Additionally, we have a $600.0 million undrawn committed senior unsecured revolving credit facility. We expect to generate cash flows from operations to fund our business and to meet our short-term liquidity requirements, which we define as those arising within the next twelve months. On November 15, 2023, the 6.125% Senior Notes will mature. The Company intends to either refinance these notes prior to maturity or use cash on hand, cash flows from operations, and our credit facility to settle such amounts.

Debt
Debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
	2022	2021
6.125% Senior Notes	$547,784	$545,239
Credit Facility	—	—
Total	$547,784	$545,239

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

Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the Company’s option, either (a) Term SOFR for interest periods of one or three months, as selected by the Company, or upon the consent of all Lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by the Company, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as established by the Administrative Agent, and (iii) Term SOFR plus 1.00%, in each case plus an applicable margin. The applicable margin will initially be 1.50% with respect to Term SOFR borrowings in (a) above and 0.50% with respect to base rate borrowings in (b) above. The applicable margin with respect to Term SOFR borrowings in (a) above will range from 1.00% to 2.125% depending upon the Company’s credit rating, and with respect to base rate borrowings in (b) above will range from 0.00% to 1.125% depending upon the Company’s credit rating. The A&R Credit Agreement also provides for certain upfront and arrangement fees and for an unused facility fee. As of December 31, 2022 and 2021, there were no borrowings outstanding under the Credit Facility.

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of December 31, 2022, and 2021 there were no borrowings outstanding under the Cantor Credit Agreement.

Master Repurchase Agreement
On August 2, 2021, a subsidiary of Newmark, Newmark OpCo, entered into the Repurchase Agreement with CF Secured, an affiliate of Cantor, pursuant to which Newmark could seek, from time-to-time, to execute short-term secured financing transactions. For additional information regarding this agreement, see Note 27 — “Related Party Transactions” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of December 31, 2022, Newmark had $1.6 billion of committed loan funding, $400.0 million of uncommitted loan funding available through three commercial banks, and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under its various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of December 31, 2022 and December 31, 2021 we had $0.1 billion and $1.1 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying consolidated balance sheets.

Leases
Total lease liability as of December 31, 2022 is $723.9 million. Of the total amount, $188.0 million of lease liability is within our flexible workspace business whereby the liability is ring-fenced in special purpose vehicles with only $36.5 million of guarantees and/or letters of credit with exposure to Newmark Group, Inc. In addition, Newmark has contracted future customer revenues and sub-lease income as of December 31, 2022 amounting to approximately $183.7 million.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net cash provided by operating activities	$1,196,343	$(48,709)	$(777,694)
Add back:
Net activity from loan originations and sales	(934,845)	(14,326)	871,516
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)(2)	$261,498	$(63,035)	$93,822
(1) Includes payments for corporate taxes in the amount of $99.6 million, $99.4 million and $80.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.
(2) Reflects $484.4 million of cash used, in 2021, with respect to the 2021 Equity Event. Of this amount, $203.5 million related to the 16.3 million reduction in fully diluted shares, and $280.9 million related to amounts paid on behalf of, or to partners for withholding taxes related to unit exchanges and/or redemptions, cash paid for redemption of HDUs, and other items. Not including these uses of cash, net cash provided by operating activities excluding loan originations and sales would have been $421.4 million for the year ended December 31, 2021.
Cash Flows for the Year Ended December 31, 2022
For the year ended December 31, 2022, we generated $1,196.3 million of cash from operations. Excluding activity from loan originations and sales, cash from operating activities for the year ended December 31, 2022 was $261.5 million. Cash provided by investing activities was $308.6 million, primarily related to $437.8 million of proceeds from the sale of Nasdaq shares, offset by cash paid for acquisitions and purchases of fixed assets. Cash used in financing activities of $1,458.5 million primarily related to net principal payments on warehouse facilities of $913.3 million, $140.0 million related to the repurchase agreements accounted for as collateralized financing transactions relating to the Nasdaq shares previously held by the Company, and $294.8 million of treasury stock repurchases.

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

Credit Ratings

    As of December 31, 2022, our public long-term credit ratings and associated outlooks are as follows:

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

Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying consolidated financial statements. As of December 31, 2022, Newmark has met all capital requirements. As of December 31, 2022, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $433.4 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s Delegated Underwriting and Servicing (“DUS”) Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under Freddie Mac’s Targeted Affordable Housing (“TAH”) Program. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of December 31, 2022 and December 31, 2021, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2022 and December 31, 2021, outstanding borrower advances were $1.3 million and $0.9 million, respectively, and are included in “Other assets” in our accompanying consolidated balance sheets.

See “Business—Regulation” in Part I, Item 1 of this Annual Report on Form 10-K for information related to our regulatory environment.

Equity
Repurchase Program
On November 4, 2022, our Board increased its authorized share repurchases of Newmark Class A Common stock and purchases of limited partnership interests in Newmark's subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the year ended December 31, 2022, Newmark repurchased 24,918,482 shares of Class A common stock, at an average price of $11.83. As of December 31, 2022, Newmark had $392.3 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares Newmark's Class A common stock. The share repurchases of Newmark's Class A common stock during the year ended December 31, 2022 were as follows (in thousands except shares and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares and Units That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2022 - March 31, 2022	1,682,871	$18.35
April 1, 2022 - June 30, 2022	11,370,647	$12.75
July 1, 2022 - September 30, 2022	10,163,677	$10.36
October 1, 2022 - October 31, 2022	—	$—
November 1, 2022 - November 30, 2022	1,701,287	$8.00
December 1, 2022 - December 31, 2022	—	$—
Total Repurchases	24,918,482	$11.83	$392,282

In addition to the repurchases in the table above, during the three months ended March 31, 2022, Mr. Lutnick purchased an aggregate of 503,500 shares of Newmark's Class A common stock at an average price of $16.92. During the three months ended June 30, 2022, Mr. Lutnick purchased an aggregate of 556,000 shares of Newmark's Class A common stock at an average price of $9.81.

Fully Diluted Share Count
Our fully diluted weighted-average share count follows (in thousands):

	December 31,
	2022	2021
Common stock outstanding(1)	180,337	190,179
Partnership units(2)	59,944	68,142
RSUs (Treasury stock method)	3,255	4,309
Newmark exchange shares	1,641	1,324
Total(3)	245,177	263,954
(1)Common stock consisted of Class A shares and Class B shares. For the year ended December 31, 2022, the weighted-average number of Class A shares was 159.0 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.
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
(3)For the year ended December 31, 2022, the weighted-average share count did not include any potentially anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) share count were as follows (in thousands):

	December 31,
	2022	2021
Common stock outstanding	171,670	189,558
Partnership units	61,888	52,825
Newmark RSUs	1,845	5,966
Newmark exchange shares	456	1,957
Other	—	378
Total	235,859	250,684

Contingent Payments Related to Acquisitions

Newmark completed acquisitions for which there is contingent cash consideration of $23.1 million. The contingent cash liability is recorded at fair value as deferred consideration on our accompanying consolidated balance sheets.

Equity Method Investments
Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership and has the ability to exert significant influence over the operating and financial policies. As of December 31, 2022, Newmark had $91.3 million in this equity method investment, which represents a 27% ownership in Real Estate LP. Newmark holds a redemption option in which Real Estate LP will redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time. In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amend the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment (see Note 8 — “Investments” for more information).

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

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2022, we have issued 1.7 million shares of our Class A common stock under this registration statement.

As of December 31, 2022 and December 31, 2021, Newmark was committed to fund approximately $0.3 billion and $0.3 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the Housing and Urban Development (“HUD”) 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

Derivative Suits
On August 5, 2022, Robert Garfield filed a complaint in the Delaware Court of Chancery (the "Court of Chancery"), captioned Robert Garfield v. Howard W. Lutnick, et al. (Case No. 2022-0687) (the "Garfield Action"), against the members of the Board and Mr. Lutnick in his capacity as Chairman of the Board and controlling stockholder. This derivative complaint alleges that in connection with the December 2021 bonus award, payable over a 3-year period, granted to Mr. Lutnick: (i) the Board breached its fiduciary duty, (ii) neither the award nor the approval process employed by the Compensation Committee were entirely fair to the Company and its stockholders, and (iii) the members of the Compensation Committee did not exercise independent judgment. The complaint alleges that Mr. Lutnick breached his fiduciary duty as Chairman and controlling shareholder by forcing the Company to grant the award and by accepting it. The complaint seeks rescission of the award and other compensation, as well as damages and other relief.

On October 7, 2022, Cardinal Capital Management, LLC filed a complaint in the Court of Chancery, captioned Cardinal Capital Management, LLC v. Howard W. Lutnick, et al. (Case No. 2022-0909-SG) (the "Cardinal Action"), against Mr. Lutnick, the members of the Compensation Committee in 2021, who were Virginia S. Bauer, Kenneth A. McIntyre and Michael Snow (the “Compensation Committee”), and Barry Gosin, Michael Rispoli and Stephen Merkel (the “Officers”). The derivative complaint alleges that in connection with the Company’s June 2021 partnership units exchange for Mr. Lutnick and Officers and the December 2021 bonus award, payable over a 3-year period, granted to Mr. Lutnick: (i) the Compensation Committee and Officers breached their fiduciary duties and wasted corporate assets; and (ii) Mr. Lutnick and the Officers were unjustly enriched. The complaint also alleges that Mr. Lutnick breached his fiduciary duty as Chairman and controlling shareholder, and wasted corporate assets, by forcing the Company to grant the award and by accepting it. The complaint seeks recoupment of the partnership units exchange and the bonus award, as well as damages and other relief.

On December 13, 2022, the Court of Chancery entered an order consolidating the Garfield and Cardinal Actions into a single action (the “Consolidated Action”) deemed to have commenced on August 5, 2022, when the Garfield Action was filed. On January 10, 2023, plaintiffs filed a consolidated amended complaint, whose claims, as well as requested relief, mirror the claims and relief sought in the Cardinal Action in all material respects. The Company’s position is that the partnership units exchange was appropriate and in the best interests of the Company, and that the bonus award was properly approved by the Compensation Committee comprised of independent directors (which does not include Mr. Lutnick) after careful consideration of his contributions to the Company, including the Company’s superior financial results, and following an extensive process that included advice from independent legal counsel and an independent compensation. The Company believes the lawsuit has no merit. However, as with any litigation, the outcome cannot be determined with certainty.

On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that defendants failed to make payments due under the relevant partnership agreements. Specifically, plaintiffs allege that the non-compete and economic forfeiture provisions upon which defendants relied to deny payment are unenforceable under Delaware law. Plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Act on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. Plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5,000,000. The Company believes the lawsuit has no merit. However, as with any litigation, the outcome cannot be determined with certainty.

Commitments and Contingencies

(a)Contractual Obligations and Commitments

The following table summarizes certain of Newmark's contractual obligations at December 31, 2022 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$865,740	$126,520	$257,609	$235,518	$246,093
Warehouse facilities(2)	137,406	137,406	—	—	—
Debt(3)	550,000	550,000	—	—	—
Interest on debt(4)	30,479	30,479	—	—	—
Interest on warehouse facilities(5)	1,765	1,765	—	—	—
Total	$1,585,390	$846,170	$257,609	$235,518	$246,093
(1)Operating leases are related to rental payments under various non-cancelable leases principally for office space.
(2)Warehouse facilities are collateralized by $137.4 million of loans held for sale, at fair value (See Note 21 - “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises” to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K) which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.
(3)Debt reflects $550.0 million 6.125% Senior Notes. The carrying amount of these notes was approximately $547.8 million. Debt also includes borrowings under the Credit Facility, which is assumed to be outstanding until the maturity date of the Credit Facility. The carrying amount of the borrowing under the Credit Facility is $0.0 million. (See Note 22 - “Debt” to our accompanying Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.)
(4)Reflects interest on the $550.0 million of 6.125% Senior Notes until their maturity date of November 15, 2023.
(5)As of December 31, 2022, the spread for all warehouse facilities and the Fannie Mae repurchase line were to SOFR. As of December 31, 2021, the spread for the Fannie Mae repurchase line was to SOFR and the warehouse lines were to LIBOR. Their respective maturity dates range from June 2023 to October 2023, while one line has an open maturity date. The notional amount of these committed and uncommitted warehouse facilities was $2.4 billion at December 31, 2022. One of the warehouse lines established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month SOFR plus 180 bps. There were no outstanding draws on this sublimit at December 31, 2022.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of December 31, 2022 and 2021, the aggregate balance of employee loans, net of reserve, was $500.8 million and $453.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2022, 2021 and 2020, was $84.1 million, $79.4 million, and $73.6 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying consolidated statements of operations.

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

During the year ended December 31, 2022, there was an increase of $3.6 million in our reserves. These reserves were based on macroeconomic forecasts are critical inputs into our model and material movements in variables such as, the U.S. unemployment rate and U.S. GDP growth rate could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

Over the past two years, we have returned $792.0 million dollars to shareholders through share repurchases and redemptions. In addition, we paid dividends and distributions. We expect to continue returning capital to shareholders, although our near term rate of share repurchases are expected to decline. This is due to the current market dislocation, which is providing us with high quality opportunities to hire the industry’s best talent and acquire companies at attractive valuations.

Traditionally, our dividend policy provided that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see above for a detailed definition of post-

tax Adjusted Earnings per fully diluted share. Beginning in the first quarter of 2020, and for all of the quarterly periods in 2020 and 2021, the Board reduced the quarterly dividend to $0.01 per share, out of an abundance of caution, in order to strengthen the Company’s balance sheet as the real estate markets faced difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. Additionally, beginning with the first quarter 2020, Newmark Holdings reduced its distributions to or on behalf of its partners. For all of the quarterly periods in 2022, the Board increased the quarterly dividend to $0.03 per share. In addition, Newmark increased the after-tax distributions to its partners to $0.06 per unit. The exchange ratio was adjusted in accordance with the terms of the Separation and Distribution Agreement due to any difference in our dividend policy and the distribution policy of Newmark Holdings.

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

We received 6,222,340 Nasdaq shares worth $1,093.9 million as of June 30, 2021. On July 2, 2021, we settled the third and fourth Nasdaq Forwards with 944,329 Nasdaq shares worth $166.0 million and retained 5,278,011 Nasdaq shares. In connection with the 2021 Equity Event, we used $484.4 million, of which $203.5 million was to reduce our fully diluted share count by 16.3 million, and $280.9 million related to amounts paid on behalf of, or to partners for withholding taxes related to unit exchanges and/or redemptions, cash paid for redemption of HDUs, and other items. From July 2021 through March 2022, we sold all of the Nasdaq shares.

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

Interest Rate Risk
Newmark had $550.0 million of fixed rate 6.125% Senior Notes outstanding as of December 31, 2022. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had no amounts outstanding under its Credit Facility as of December 31, 2022. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR or SOFR. 30-day SOFR as of December 31, 2022 was 406 basis points and 30-day LIBOR was 108 basis points at December 31, 2021. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $10.4 million based on our escrow balances as of December 31, 2022. A 100-basis point increase to the 30-day LIBOR would increase our annual earnings by $22.9 million based on our escrow balances as of December 31, 2021. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $10.4 million based on our escrow balances as of December 31, 2022. A decrease in 30-day LIBOR to zero would decrease our annual earnings by $2.3 million based on the escrow balances as of December 31, 2021.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on LIBOR or SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $1.4 million based on our outstanding balances as of December 31, 2022. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by $10.5 million based on our outstanding balances as of December 31, 2021. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $1.4 million based on our outstanding warehouse balance as of December 31, 2022. A decrease in 30-day LIBOR to zero would increase our annual earnings by approximately $1.1 million based on our outstanding warehouse balance as of December 31, 2021.

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Newmark Group, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2023 expressed an unqualified opinion thereon.

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

Mortgage Servicing Rights, net
Description of the Matter
At December 31, 2022, the Company’s Mortgage Servicing Rights, net (“MSRs”) were $569 million. As discussed in Note 3 and Note 15 to the consolidated financial statements, the Company initially recognizes and measures the rights to service mortgage loans at fair value and subsequently measures them using the amortization method. MSRs are assessed for impairment, at least on an annual basis, based upon the fair value of those rights as compared to the amortized cost. Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows.

Auditing management’s valuation of MSRs was complex and required significant judgment due to the estimation used by the Company in determining the fair value of the MSRs. In particular, the fair value estimates were sensitive to significant assumptions such as prepayment rates, cost of servicing, escrow earnings rates, and discount rates, which are affected by expectations about future market or economic conditions derived, in part, from historical data.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the Company’s MSRs valuation process, including management’s assessment of the significant assumptions included in the fair value estimates.

To test the estimated fair value of the Company’s MSRs, our audit procedures included, among others, testing the significant assumptions used by the Company to develop the fair value estimates. For example, we compared the significant assumptions to the Company’s historical results and current industry, market and economic trends. We evaluated the Company’s use of the valuation model that calculates the present value of the future net servicing cash flows as well as the completeness and accuracy of selected inputs to the model. We also performed a sensitivity analysis of the significant assumptions to evaluate the changes in fair value resulting from changes in selected assumptions. We utilized an internal valuation specialist to test management’s assumptions and to identify potential sources of contrary information for selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York
March 16, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Newmark Group, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Newmark Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BH2, McCall & Almy, Inc., and Open Realty Advisors and Open Realty Properties which are included in the 2022 consolidated financial statements of the Company and constituted 1.53%, 0.13% and 0.13% of total assets, 3.78%, (0.01%) and (0.01%) of net assets, respectively as of December 31, 2022 and 0.23%, 0.18% and 0.25% of revenues and 1.51%, (0.17%) and (0.12%) of net income, respectively for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BH2, McCall & Almy, Inc., and Open Realty Advisors and Open Realty Properties.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2022, and the related notes and our report dated March 16, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
March 16, 2023

NEWMARK GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$233,016	$191,332
Restricted cash	79,936	75,168
Marketable securities	788	524,569
Loans held for sale, at fair value	138,345	1,072,479
Receivables, net	523,742	569,206
Receivables from related parties	—	8,262
Other current assets (see Note 19)	100,188	83,337
Total current assets	1,076,015	2,524,353
Goodwill	705,894	657,131
Mortgage servicing rights, net	568,552	550,302
Loans, forgivable loans and other receivables from employees and partners, net	500,833	453,345
Right-of-use assets	638,592	606,634
Fixed assets, net	155,639	135,756
Other intangible assets, net	80,968	76,199
Other assets (see Note 19)	214,266	212,481
Total assets	$3,940,759	$5,216,201
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$137,406	$1,050,693
Accrued compensation	369,540	462,533
Accounts payable, accrued expenses and other liabilities (see Note 29)	511,584	528,746
6.125% Senior Notes	547,784	—
Repurchase agreements and securities loaned	—	140,007
Payables to related parties	9,745	10,762
Total current liabilities	1,576,059	2,192,741
Long-term debt	—	545,239
Right-of-use liabilities	627,088	586,069
Other long-term liabilities (see Note 29)	196,197	207,012
Total liabilities	2,399,344	3,531,061
Commitments and contingencies (see Note 31)
Redeemable partnership interests	16,550	20,947
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 201,181,777 and 194,046,885 shares issued at December 31, 2022 and December 31, 2021, respectively, and 150,384,605 and 168,272,371 shares outstanding at December 31, 2022 and December 31, 2021, respectively	2,011	1,940
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at December 31, 2022 and December 31, 2021, convertible into Class A common stock	212	212
Additional paid-in capital	584,709	487,447
Retained earnings	1,145,006	1,079,661
Contingent Class A common stock	—	1,572
Treasury stock at cost: 50,797,172 and 25,774,514 shares of Class A common stock at December 31, 2022 and December 31, 2021, respectively	(538,612)	(290,174)
Accumulated other comprehensive loss	(11,989)	(2,731)
Total stockholders’ equity	1,181,337	1,277,927
Noncontrolling interests	343,528	386,266
Total equity	1,524,865	1,664,193
Total liabilities, redeemable partnership interests, and equity	$3,940,759	$5,216,201

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Management services, servicing fees and other	$909,485	$915,715	$626,136
Leasing and other commissions	831,874	826,942	513,842
Investment sales	606,416	757,744	403,971
Commercial mortgage origination, net	357,752	406,042	361,049
Total revenues	2,705,527	2,906,443	1,904,998
Expenses:
Compensation and employee benefits	1,554,784	1,828,887	1,147,360
Equity-based compensation and allocations of net income to limited partnership units and FPUs	138,312	356,345	130,759
Total compensation and employee benefits	1,693,096	2,185,232	1,278,119
Operating, administrative and other	534,843	553,623	294,405
Fees to related parties	28,502	23,789	22,573
Depreciation and amortization	165,816	121,729	141,193
Total operating expenses	2,422,257	2,884,373	1,736,290
Other (loss) income, net	(97,701)	1,232,495	15,290
Income from operations	185,569	1,254,565	183,998
Interest expense, net	(30,970)	(33,473)	(37,728)
Income before income taxes and noncontrolling interests	154,599	1,221,092	146,270
Provision for income taxes	42,054	242,958	36,993
Consolidated net income	112,545	978,134	109,277
Less: Net income attributable to noncontrolling interests	29,270	227,406	29,217
Net income available to common stockholders	$83,275	$750,728	$80,060
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$83,275	$744,528	$70,281
Basic earnings per share	$0.46	$3.91	$0.39
Basic weighted-average shares of common stock outstanding	180,337	190,179	179,106
Fully diluted earnings per share
Net income for fully diluted shares	$110,403	$744,528	$70,281
Fully diluted earnings per share	$0.45	$3.80	$0.39
Fully diluted weighted-average shares of common stock outstanding	245,177	195,813	179,690
(1) Includes a reduction for dividends on EPUs in the amount of $6.2 million and $9.8 million for the years ended December 31, 2021 and 2020, respectively (see Note 1 — “Organization and Basis of Presentation”).
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Consolidated net income	$112,545	$978,134	$109,277
Foreign currency translation adjustments	(11,033)	(832)	(2,178)
Comprehensive income, net of tax	101,512	977,302	107,099
Less: Comprehensive income attributable to noncontrolling interests, net of tax	27,495	227,406	29,217
Comprehensive income available to common stockholders	$74,017	$749,896	$77,882

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
January 1, 2020	$1,608	$212	$318,165	$1,461	$(34,894)	$313,112	$—	$340,961	$940,625
Consolidated net income	—	—	—	—	—	80,060	—	29,217	109,277
Foreign currency transaction adjustments	—	—	—	—	—	—	(1,776)	(402)	(2,178)
Cumulative effect of credit loss standard adoption	—	—	—	—	—	(17,458)	—	(3,655)	(21,113)
Dividends to common stockholders	—	—	—	—	—	(23,171)	—	—	(23,171)
Dividend on EPUs	—	—	—	—	—	(9,779)	—	9,779	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(22,365)	(22,365)
Grant of exchangeability, redemption and issuance of Class A common stock, 5,840,659 shares	68	—	24,747	—	—	—	—	3,958	28,773
Repurchase of 930,226 shares of Class A Common Stock	—	—		—	(5,637)	—	—	(1,180)	(6,817)
Issuance and redemption of limited partnership units including contingent units	—	—	266	111	—	—	—	(377)	—
Restricted stock units compensation	—	—	7,648	—	—	—	—	3,642	11,290
Redemption of EPU's	—	—	—	—	—	—	—	(93,480)	(93,480)
Other	—	—	624	—	—	—	(318)	—	306
December 31, 2020	$1,676	$212	$351,450	$1,572	$(40,531)	$342,764	$(2,094)	$266,098	$921,147
Consolidated net income	—	—	—	—	—	750,728	—	227,406	978,134
Foreign currency translation adjustments	—	—	—	—	—	—	(637)	(195)	(832)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPU's, 1,831,924 units	—	—	—	—	—	—	—	6,898	6,898
Dividends to common stockholders	—	—	—	—	—	(7,631)	—	—	(7,631)
Non-Controlling interest in Deskeo	—	—	—	—	—	—	—	13,464	13,464
Issuance of Class A common stock for acquisition	—	—	2,577	—	—		—	423	3,000
Dividend on EPUs	—	—	—	—	—	(6,200)	—	6,200	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	1,805	1,805
Grant of exchangeability, redemption and issuance of Class A common stock, 27,333,907 shares	264	—	104,121	—	—	—	—	61,259	165,644
Contributions of capital to and from Cantor for equity-based compensation	—	—	19,348	—	—	—	—	8,664	28,012
Repurchase of 20,237,430 shares of Class A Common Stock	—	—	—	—	(249,643)	—	—	(40,541)	(290,184)
Restricted stock units compensation	—	—	9,951	—	—	—	—	2,181	12,132
Redemption of EPU's	—	—	—	—	—	—	—	(167,396)	(167,396)
December 31, 2021	$1,940	$212	$487,447	$1,572	$(290,174)	$1,079,661	$(2,731)	$386,266	$1,664,193
Consolidated net income	—	—	—	—	—	83,275	—	29,270	112,545
Foreign currency translation adjustments	—	—	—	—	—	—	(9,258)	(1,775)	(11,033)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPU's, 415,432 units	—	—	—	—	—	—	—	1,582	1,582
Dividends to common stockholders	—	—	—	—	—	(17,930)	—	—	(17,930)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(51,006)	(51,006)
Grant of exchangeability, redemption and issuance of Class A common stock, 7,030,716 shares	71	—	82,161	(1,572)	—	—	—	22,520	103,180
Contributions of capital to and from Cantor for equity-based compensation	—	—	2,097	—	—	—	—	471	2,568
Repurchase of 24,918,482 shares of Class A Common Stock	—	—	—	—	(248,438)	—	—	(46,364)	(294,802)
Restricted stock units compensation	—	—	13,004	—	—	—	—	2,564	15,568
Balance, December 31, 2022	$2,011	$212	$584,709	$—	$(538,612)	$1,145,006	$(11,989)	$343,528	$1,524,865

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (Continued)

	Year Ended December 31,
	2022	2021	2020
Dividends declared per share of common stock	$0.12	$0.04	$0.13
Dividends declared and paid per share of common stock	$0.10	$0.04	$0.13

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$112,545	$978,134	$109,277
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(130,301)	(147,789)	(193,913)
Depreciation and amortization	165,816	121,729	141,193
Lease impairment	14,363	—	—
Nasdaq earn-out recognition	—	(1,108,012)	(121,906)
Provision/(reversals) for/of credit losses on the financial guarantee liability	1,740	(3,592)	11,632
Provision for doubtful accounts	6,645	6,338	4,668
Equity-based compensation and allocation of net income to limited partnership units and FPUs	138,312	356,345	130,759
Employee loan amortization	84,116	79,418	73,596
Deferred tax (benefit) provision	(24,499)	118,649	419
Non-cash changes in acquisition related earn-outs	(1,325)	415	(9,916)
Unrealized (gains) on loans held for sale	(712)	(21,259)	(24,295)
Unrealized (gains) on investments	—	(27,825)	—
(Gains) losses from an equity method investment	(2,842)	—	11,562
Realized losses (gains) on marketable securities	7,470	(24,468)	2,204
Unrealized losses (gains) on marketable securities	80,657	(77,266)	(5,004)
Unrealized losses (gains) on non-marketable investments	12,888	(1,590)	84,186
Change in valuation of derivative asset	—	12,475	13,680
Loan originations—loans held for sale	(7,823,204)	(9,142,148)	(12,374,231)
Loan sales—loans held for sale	8,758,049	9,177,733	11,527,010
Other	2,172	3,610	3,405
Consolidated net income, adjusted for non-cash and non-operating items	1,401,890	300,897	(615,674)
Changes in operating assets and liabilities:
Receivables, net	42,444	(191,271)	123,743
Loans, forgivable loans and other receivables from employees and partners	(131,604)	(78,493)	(127,917)
Right-of-use asset	(42,005)	41,508	11,192
Receivable from related parties	8,262	(8,262)	—
Other assets	8,714	8,858	21,764
Accrued compensation	(102,333)	(83,237)	(75,369)
Right-of-use liability	51,602	(34,676)	(7,029)
Accounts payable, accrued expenses and other liabilities	(35,333)	(4,399)	(82,415)
Payables to related parties	(5,294)	366	(25,989)
Net cash provided by (used in) operating activities	1,196,343	(48,709)	(777,694)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired	(64,247)	(69,755)	(5,850)
Distributions from equity method investment	—	—	90
Proceeds from the sale of marketable securities	437,820	551,064	34,738
Purchase of marketable securities	(32)	—	—
Purchase of non-marketable investments	(2,723)	(8,500)	—
Purchase of debt securities	—	—	(12,754)
Purchases of fixed assets	(62,189)	(19,721)	(19,626)
Purchase of mortgage servicing rights	—	—	(200)
Net cash provided by (used in) investing activities	308,629	453,088	(3,602)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	7,823,204	9,142,148	12,374,231
Principal payments on warehouse facilities	(8,736,491)	(9,152,656)	(11,522,677)
Proceeds from the sale of limited partnership interests	—	6,898	—
Borrowing of debt	—	55,000	365,000
Repayment of debt	—	(195,000)	(275,000)
Repurchase agreements and securities loaned	(140,007)	106,729	(3,457)
Redemption and repurchase of limited partnership interests	—	(2,000)	—
Treasury stock repurchases	(294,802)	(290,538)	(6,364)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(80,984)	(14,907)	(81,879)
Dividends to stockholders	(17,933)	(7,631)	(23,171)
Payments on acquisition earn-outs	(6,453)	(42,842)	(4,793)
Deferred financing costs	(5,054)	(1,479)	(4,067)

Net cash provided by (used in) financing activities	(1,458,520)	(396,278)	817,823
Net increase in cash and cash equivalents and restricted cash	46,452	8,101	36,527
Cash and cash equivalents and restricted cash at beginning of period	266,500	258,399	221,872
Cash and cash equivalents and restricted cash at end of period	$312,952	$266,500	$258,399

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$37,814	$36,271	$40,640
Taxes	$99,551	$99,381	$80,288
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$138,799	$497,865	$37,808
Treasury stock repurchase	$—	$—	$453

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

Nasdaq Monetization Transactions
On June 28, 2013, BGC Partners, Inc. ("BGC") had sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform (“eSpeed”) to Nasdaq, Inc. ("Nasdaq"). The total consideration received in the transaction included $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 shares of Nasdaq shares to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year (the “Nasdaq Earn-out”). The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. From September of 2017 through June of 2021, Newmark received 10.2 million shares of Nasdaq. From January of 2018 to March of 2022, Newmark sold 7.6 million shares of Nasdaq and delivered 2.6 million shares of Nasdaq to the Royal Bank of Canada ("RBC"), and recognized $1,474.2 million of realized gains and dividend income. Newmark did not hold any Nasdaq shares as of December 31, 2022. See below for further discussion and Note 7 — “Marketable Securities” for additional information.

Exchangeable Preferred Partnership Units and Nasdaq Forward Contracts
On June 18, 2018 and September 26, 2018, Newmark OpCo issued approximately 175.0 million and 150.0 million of exchangeable preferred partnership units (“EPUs”), respectively, in private transactions to RBC (together the “Newmark OpCo Preferred Investment”). Newmark received $266.1 million of cash in 2018 with respect to these transactions. The EPUs were issued in four tranches and were separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock was subject to the special purpose vehicle's (the “SPVs”) option to settle the postpaid forward contracts as described below. As the EPUs represented equity ownership of a consolidated subsidiary of Newmark, they were included in “Noncontrolling interests” on the accompanying consolidated balance sheets and consolidated statements of changes in equity. The EPUs were entitled to a preferred payable-in-kind dividend, which was recorded as accretion to the carrying amount of the EPUs through Retained earnings on the accompanying consolidated statements of changes in equity and were reductions to “Net income (loss) available to common stockholders” for the purpose of calculating earnings per share.

Contemporaneously with the issuance of the EPUs, a SPV that is a consolidated subsidiary of Newmark entered into variable postpaid forward contracts with RBC (together, the “Nasdaq Forwards”). The SPV was an indirect subsidiary of Newmark whose sole assets were the Nasdaq Earn-outs for 2019 through 2022. Each of the Nasdaq Forwards provided the SPV the option to settle using up to 992,247 Nasdaq shares, to be received by the SPV pursuant to the Nasdaq Earn-out shares to be received (see Note 7 — “Marketable Securities”), or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which was to be provided to RBC prior to November 1 of each year from 2019 through 2022.

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

Acceleration of Nasdaq Earn-out
On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021 included in “Other (loss) income, net” for the year ended December 31, 2021.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the third and the fourth Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021.

2021 Equity Event and Share Count Reduction
In connection with the acceleration of the Nasdaq Earn-out, on June 28, 2021, the Compensation Committee of Newmark’s Board of Directors (the "Compensation Committee") approved a plan to expedite the tax deductible exchange and redemption of a substantial number of limited partnership units held by partners of the Company (the "2021 Equity Event"). The 2021 Equity Event also accelerated certain compensation expenses resulting in $428.6 million of compensation charges. These charges, along with the use of $101.0 million of net deferred tax assets, offset a significant percentage of the Company's taxes related to the Nasdaq Earn-out. These partnership units were settled using a $12.50 share price. In July 2021, the Compensation Committee approved increasing to $13.01 the price to settle certain units.

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

“Equity-based compensation and allocations of net income to limited partnership units and founding/working partner units (“FPUs”)” reflects the following items related to cash and equity-based compensation:
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
•Preferred units granted in connection with the grant of certain limited partnership units, such as PSUs, that may be granted exchangeability to cover the withholding taxes owed by the unit holder, rather than issuing the gross amount of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes;
•Charges related to the amortization of RSUs and REUs; and
•Allocations of net income to limited partnership units and FPUs, including the Preferred Distribution (as hereinafter defined).

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

Transfers of cash, both to and from Cantor, as well as amounts due to Newmark from BGC are included in “Receivables from related parties” or “Payables to related parties” on the accompanying consolidated balance sheets and as part of the change in payments to and borrowings from related parties in the financing section prior to the Spin-Off and in the operating section after the Spin-Off on the accompanying consolidated statements of cash flows.

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

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The standard requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model. The guidance is aimed at increasing transparency about government assistance transactions that are not in the scope of other U.S. GAAP guidance. The ASU requires disclosure of the nature and significant terms and considerations of the transactions, the accounting policies used and the effects of those transactions on an entity’s financial statements. The new standard became effective for Newmark’s financial statements issued for annual reporting periods beginning on January 1, 2022 and will be applied prospectively. The adoption of this guidance did not have an impact on the accompanying consolidated financial statements.

(c)    New Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability, as well as payment terms and their effect on subsequent revenue recognized by the acquirer. The ASU requires companies to apply guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination, and, thus, creates an exception to the general recognition and measurement principle in ASC 805, Business Combinations. The new standard became effective for Newmark beginning January 1, 2023, and will be applied prospectively for business combinations occurring on or after the effective date. The adoption of this guidance is not expected to have a material impact on the accompanying consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance is intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. The standard eliminates the recognition and measurement guidance on troubled debt restructurings (“TDRs”) for creditors that have adopted ASC 326, Financial Instruments — Credit Losses and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present current-period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. The new standard became effective for Newmark beginning January 1, 2023. The guidance for recognition and measurement of TDRs will be applied using a prospective transition method, and the amendments related to disclosures will be applied prospectively. The adoption of this guidance is not expected to have a material impact on the accompanying consolidated financial statements.

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU was effective upon issuance and generally could be applied through December 31, 2022. Because the current relief in ASC 848, Reference Rate Reform may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU No. 2022-06 defer the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848. Management is currently evaluating the impact of the new standard on the accompanying consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the contribution ratio (as hereafter defined), which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2 (the “contribution ratio”), divided by the exchange ratio (which is the ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock (the “exchange ratio”)). Initially, the exchange ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such exchange ratio is subject to adjustment. For reinvestment, acquisition or other purposes,

Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of December 31, 2022, the exchange ratio equaled 0.9303.

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

FPUs are held by limited partners who are primarily employees of BGC and generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the FPUs are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. These quarterly allocations of net income are contingent upon services being provided by the unit holder and are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations to the extent they relate to FPUs held by Newmark employees. There is no compensation expense related to FPUs held by BGC employees.

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

Certain of these limited partnership units held by Newmark and BGC employees entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards and are included on the accompanying consolidated balance sheets as part of "Accrued compensation", and in accordance with U.S. GAAP guidance, Newmark records compensation expense for the awards based on the change in value at each reporting date on the accompanying consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

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

Exchangeable Preferred Limited Partnership Units
The EPUs were issued in four tranches and were separately convertible by either RBC or Newmark into a fixed number of Newmark’s Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the four tranches, respectively. As the EPUs represented equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the consolidated statements of changes in equity. The EPUs were entitled to a preferred payable-in-kind dividend, which was recorded as accretion to the carrying amount of the EPUs through retained earnings on the accompanying consolidated statements of changes in equity and are reductions to “Net income available to common stockholders” for the purpose of calculating earnings per share. (See Note 1 — “Organization and Basis of Presentation” for additional information). As of December 31, 2022 and 2021, there were no EPUs outstanding.

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for BGC and/or Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued Compensation” on the accompanying consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of December 31, 2022 are exchangeable for 24.7 million shares of Newmark Class B common stock. Subsequent to the Spin-Off, limited partnership interests in BGC Holdings held by a partner or Cantor may become exchangeable for BGC Class A or Class B common stock on a one-for-one basis, and limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the exchange ratio at that time. As of December 31, 2022, the exchange ratio equaled 0.9303.

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

Equity Investments and Marketable Securities:
In accordance with the guidance on recognition and measurement of equity investments, Newmark carries its marketable equity securities at fair value and recognizes any changes in fair value in consolidated net income (loss). Further, Newmark has elected to use a measurement alternative for its equity investments without a readily determinable fair value, pursuant to which these investments are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. Newmark’s investments, in which it has significant influence but not a controlling financial interest and of which it is not the primary beneficiary, are accounted for under the equity method (see Note 8 — “Investments” for additional information).

Revenue Recognition:

Management Services, Servicing Fees and Other:
Management services revenues include property management, facilities management, project management and valuation and appraisal. Management fees are recognized when the service is performed and the performance obligation is satisfied. This also includes revenue from the licensing of flexible workspaces to its customers by Knotel and Deskeo. In addition, in regard to management and facility service contracts, the owner of the property will typically reimburse Newmark for certain expenses that are incurred on behalf of the owner, which comprise primarily on-site employee salaries and related benefit costs. The amounts which are to be reimbursed per the terms of the services contract are recognized as revenue in the same period as the related expenses are incurred. In certain instances, Newmark subcontracts property management services to independent property managers, in which case Newmark passes a portion of its property management fee on to the subcontractor, and Newmark retains the balance. Accordingly, Newmark records these fees gross of the amounts paid to subcontractors, and the amounts paid to subcontractors are recognized as expenses in the same period.

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

Investment Sales:
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

Current Expected Credit Losses ("CECL"):
In accordance with the guidance in ASC 326, Newmark presents its financial assets that are measured at amortized cost, net of an allowance for credit losses, which represents the amount expected to be collected over their estimated life. Expected credit losses for newly recognized financial assets carried at amortized cost and credit exposures on off-balance sheet financial guarantees, as well as changes to expected lifetime credit losses during the period, are recognized in earnings. The CECL methodology represents a significant change from prior U.S. GAAP and replaced the prior multiple impairment methods, which generally required that a loss be incurred before it was recognized. Within the life cycle of a loan or other financial asset in scope, the CECL methodology generally results in the earlier recognition of the provision for credit losses and the related allowance for credit losses than under prior U.S. GAAP. The CECL methodology’s impact on expected credit losses, among other things, reflects Newmark’s view of the current state of the economy, forecasted macroeconomic conditions and Newmark’s portfolios.

Financial guarantee liability:
Newmark's adoption of ASC 326 impacted the expected credit loss reserving methodology for the financial guarantee liability provided to Fannie Mae under the Delegated Underwriting and Servicing (“DUS”) Program and Freddie Mac’s Targeted Affordable Housing Program “TAH”). The expected credit loss is modeled based on Newmark's historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the financial guarantee liability of $17.9 million through beginning stockholders' equity on January 1, 2020. During the years ended December 31, 2022, 2021 and 2020, there were increases (decreases) in the CECL provision of $1.7 million, $(3.6) million and $11.6 million, respectively. The balance of the financial guarantee liabilities was $27.7 million and $26.0 million as of December 31, 2022 and 2021, respectively, and is included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. As a result of the adoption of ASC 326, Newmark recorded a pre-tax increase to the reserves of $4.2 million through beginning stockholder's equity on January 1, 2020. The balance of the reserve was $20.9 million and $16.7 million as of December 31, 2022 and 2021, respectively, and is included in "Receivables, net" on the accompany consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As a result of the adoption of ASC 326, Newmark recorded a pre-tax reserve of $3.7 million through beginning stockholders' equity on January 1, 2020. As of December 31, 2022 and 2021, the balance of this reserve was $1.4 million and $3.8 million, respectively, and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets.

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

Reclassifications:
The Company has made reclassifications to prior period balances to conform to current period presentation. These reclassifications had no effect on the reported results of operations. For the year ended December 31, 2022, the Company adjusted the revenue presentation in the statement of operations. "Gains from mortgage banking activities/origination, net" has been combined with mortgage brokerage revenues as "Commercial mortgage origination, net", while "Investment sales" is a stand-alone line-item. For the years ended December 31, 2021 and 2020, $180.6 million and $50.1 million, respectively, were reclassified from "Commissions" to "Commercial mortgage origination, net."

Segment:
Newmark has a single operating segment. Newmark is a real estate services firm offering services to commercial real estate tenants, investors, owners, occupiers, and developers. Services include leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. The chief operating decision-maker regardless of geographic location evaluates the operating results of Newmark as total real estate services and allocates resources accordingly. Newmark recognized revenues as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Management services, servicing fees and other	$909,485	$915,715	$626,136
Leasing and other commissions	831,874	826,942	513,842
Investment sales	606,416	757,744	403,971
Commercial mortgage origination, net	357,752	406,042	361,049
Revenues	$2,705,527	$2,906,443	$1,904,998

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

Mortgage Servicing Rights, Net (“MSRs”):
Newmark initially recognizes and measures the rights to service originated mortgage loans at fair value and subsequently measures them using the amortization method. Newmark recognizes rights to service mortgage loans as separate assets at the time the underlying originated mortgage loan is sold, and the value of those rights is included in the determination of the gains on loans held for sale.

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

Goodwill and Other Intangible Assets, net:
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in U.S. GAAP guidance, Intangibles—Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. Newmark reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, Newmark first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Newmark did not recognize an impairment for the years ended December 31, 2022, 2021 and 2020, respectively.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets arising from business combinations include trademarks and trade names, contractual and non-contractual customers, non-compete agreements and brokerage backlog. Newmark did not recognize an impairment for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises are borrowings under warehouse line agreements. The carrying amounts approximate fair value due to the short-term maturity of these instruments. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages, reflected as loans held for sale, at fair value on Newmark’s consolidated balance sheets and third-party purchase commitments. The borrowing rates on the warehouse lines are based on short-term SOFR plus applicable margins. Accordingly, the warehouse facilities collateralized by U.S. Government Sponsored Enterprises are typically classified within Level 2 of the fair value hierarchy. The facilities are generally repaid within a 45-day period when Freddie Mac buys the loans or upon settlement of the Fannie Mae or Ginnie Mae mortgage-backed securities, while Newmark retains servicing rights.

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

For the year ended December 31, 2022, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisitions, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Purchase Price
Contingent consideration	7,322
Cash and stock issued at closing	65,533
Total	$72,855

Allocations
Cash	$1,286
Goodwill	50,756
Other intangible assets, net	19,633
Receivables, net	3,625
Other assets	290
Right-of-use assets	4,305
Right-of-use liabilities	(4,305)
Accrued compensation	(2,175)
Accounts payable, accrued expenses and other liabilities	(560)
Total	$72,855

The total consideration for the acquisitions during the year ended December 31, 2022, was $72.9 million in total fair value comprising cash of $65.5 million and contingent consideration of $7.3 million. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $50.8 million, of which approximately $35.1 million is deductible by Newmark for tax purposes.

These acquisitions were accounted for using the purchase method of accounting. The results of operations of the acquisitions have been included on the accompanying consolidated financial statements subsequent to the respective dates of acquisition, which in aggregate contributed $17.8 million to Newmark’s revenues for the year ended December 31, 2022.

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

As of December 31, 2022, the following table summarizes the components of the purchase consideration transferred, and the of the assets acquired, and liabilities assumed, for the acquisitions which occurred in 2021:

As of the Acquisition Date
Purchase Price
First and second lien debt	39,584
Debtor-in-possession financing	19,788
Assumed liability	6,574
Cash and stock issued at closing	44,492
Total	$110,438

Allocations
Cash	$21,641
Goodwill	97,639
Other intangible assets, net	41,332
Receivables, net	7,478
Fixed Assets, net	40,605
Other assets	62,710
Right-of-use Assets	434,315
Right-of-use Liabilities	(434,315)
Accrued Compensation	(2,076)
Accounts payable, accrued expenses and other liabilities	(103,771)
Unrealized gains on investment	(27,825)
Initial investment (recorded at cost)	(13,832)
Non-controlling interest	(13,463)
Total	$110,438

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Basic earnings per share:
Net income available to common stockholders (1)	$83,275	$744,528	$70,281
Basic weighted-average shares of common stock outstanding	180,337	190,179	179,106
Basic earnings per share	$0.46	$3.91	$0.39
(1)Includes a reduction for dividends on EPUs in the amount of $6.2 million and $9.8 million for the years ended December 31, 2021 and 2020, respectively (see Note 1 — “Organization and Basis of Presentation”).

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Fully diluted earnings per share:
Net income available to common stockholders	$83,275	$744,528	$70,281
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	27,128	—	—
Net income for fully diluted shares	$110,403	$744,528	$70,281
Weighted-average shares:
Common stock outstanding	180,337	190,179	179,106
Partnership units (1)	59,944	—	—
RSUs (Treasury stock method)	3,255	4,310	355
Newmark exchange shares	1,641	1,324	229
Fully diluted weighted-average shares of common stock outstanding	245,177	195,813	179,690
Fully diluted earnings per share	$0.45	$3.80	$0.39
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the years ended December 31, 2022, 2021 and 2020, 1.8 million, 68.1 million and 85.2 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Redemptions

As of December 31, 2022, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Year Ended December 31,
	2022	2021	2020
Shares outstanding at beginning of period	168,272,371	161,175,894	156,265,461
Share issuances:
LPU redemption/exchange (1)	4,930,499	6,591,462	4,868,169
Issuance of Class A common stock for Newmark RSUs	2,136,813	1,851,786	972,490
Other	(36,596)	18,890,659	—
Treasury stock repurchases	(24,918,482)	(20,237,430)	(930,226)
Shares outstanding at end of period	150,384,605	168,272,371	161,175,894
(1)Because they were included in Newmark’s fully diluted share count, if dilutive, any exchange of LPUs into Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of December 31, 2022 and December 31, 2021, there were 21.3 million shares of Newmark Class B common stock outstanding.

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

From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the year ended December 31, 2022, Newmark repurchased 24,918,482 shares of Class A common stock at an average price of $11.83. As of December 31, 2022, Newmark had $392.3 million remaining from its share repurchase and unit purchase authorization. During the year ended December 31, 2021, Newmark repurchased 20,237,430 shares of Class A common stock at an average price of $14.37. As of December 31, 2021, Newmark had $165.0 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark's share repurchases for cash, under the new program, and does not include unit redemptions and/or cancellations in connection with the grant of shares of Newmark's Class A common stock. The share repurchases of Newmark's Class A common stock during the year ended December 31, 2022 were as follows (in thousands except shares and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares and Units That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2022 - March 31, 2022	1,682,871	$18.35
April 1, 2022 - June 30, 2022	11,370,647	$12.75
July 1, 2022 - September 30, 2022	10,163,677	$10.36
October 1, 2022 - October 31, 2022	—	$—
November 1, 2022 - November 30, 2022	1,701,287	$8.00
December 1, 2022 - December 31, 2022	—	$—
Total Repurchases	24,918,482	$11.83	$392,282

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	December 31, 2022	December 31, 2021
Balance at beginning of period:	$20,947	$20,045
Income allocation	2,272	4,532
Distributions of income	(5,130)	(1,215)
Redemptions	—	(2,169)
Issuance and other	(1,539)	(246)
Balance at end of period	$16,550	$20,947

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

In connection with the Nasdaq Earn-out, Newmark received 992,247 shares during the years ended December 31, 2017 through 2020. In accordance with the terms of the agreement, Newmark would recognize the remaining Nasdaq Earn-out of up to 6,945,729 shares of Nasdaq shares ratably over approximately the next 7 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the closing of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021 included in “Other (loss) income, net” for the year ended December 31, 2021.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021, and retained 5,278,011 Nasdaq shares.

Newmark sold 3,030,922 and 343,562 shares of Nasdaq during the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2022, Newmark sold all of its remaining 2,497,831 shares of Nasdaq. The gross proceeds of the Nasdaq shares sold were $437.8 million for the year ended December 31, 2022. Newmark recorded realized losses on the mark-to-market of these securities of $7.5 million for the year ended December 31, 2022. Newmark recorded unrealized losses on the mark-to-market of these securities of $80.1 million for the year ended December 31, 2022. During the years ended December 31, 2021 and 2020, Newmark sold 3,030,922 and 343,562, respectively, of the Nasdaq shares. The gross proceeds of the Nasdaq shares sold were $551.1 million and $34.7 million for the years ended December 31, 2021 and 2020, respectively. Newmark recorded realized gains (loss) on the mark-to-market of these securities of $24.5 million and $2.2 million for the years ended December 31, 2021 and 2020, respectively. Newmark recorded unrealized gains (loss) on the mark-to-market of these securities of $77.3 million and $5.0 million for the years ended December 31, 2021 and 2020, respectively. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying consolidated statements of operations.

As of December 31, 2022 and 2021, Newmark had $0.8 million and $524.6 million, respectively, of marketable securities in a public entity included in “Marketable securities” on the accompanying consolidated balance sheets.

On August 2, 2021, a subsidiary of Newmark, Newmark OpCo, entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with CF Secured, LLC (“CF Secured”), an affiliate of Cantor, pursuant to which Newmark could seek, from time-to-time, to execute short-term secured financing transactions. The Company, under the Repurchase Agreement, could seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, under the Repurchase Agreement, and agreed to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest. Pursuant to the Repurchase Agreement, as of December 31, 2021 the Company had 866,791 Nasdaq shares pledged in the amount of $182.0 million, against which Newmark received $140.0 million. The $140.0 million amount received from CF Secured is included in "Repurchase agreements and securities loaned" on the accompanying consolidated balance sheets (see Note 20 — "Repurchase Agreements and Securities Loaned" and Note 27 — “Related Party Transactions”). As of December 31, 2022, Newmark had no securities pledged.

(8)    Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. Newmark recognized equity income (loss) of $2.8 million, $0.0 million and $(11.6) million for the years ended December 31, 2022, 2021 and 2020, respectively. Equity (loss) income is included in "Other income, net" on the accompanying consolidated statements of operations. Newmark received distributions of $0.0 million, $0.0 million and $0.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The carrying value of this investments was $91.3 million and $88.3 million as of December 31, 2022 and 2021, respectively, included in “Other assets” on the accompanying consolidated balance sheets. On July 20, 2022, Newmark exercised its redemption option and expected to receive approximately $88.4 million from Cantor. In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amend the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of $44.0 thousand administrative fee was made to Newmark in connection with such amendment.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies (see Note 4 — “Acquisitions”).

For the years ended December 31, 2022, 2021 and 2020, Newmark recorded realized gains (losses) related to these investments of $(14.1) million, $1.6 million and $(84.2) million, respectively. The changes in value are included as a part of “Other income (loss), net” on the accompanying consolidated statements of operations. Additionally, the Company invested $2.8 million and $8.5 million for the years ended December 31, 2022 and 2021, respectively. The carrying value of these investments were $8.7 million and $20.0 million as of December 31, 2022 and 2021, respectively, and are included in “Other assets” on the accompanying consolidated balance sheets.

(9)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying consolidated financial statements. Management believes that, as of December 31, 2022 and 2021, Newmark has met all capital requirements. As of December 31, 2022 and 2021, the most restrictive capital requirement was the net worth requirement of the Federal National Mortgage Association (“Fannie Mae”). Newmark exceeded the minimum requirement by $433.4 million and $400.5 million, respectively, as of December 31, 2022 and 2021.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with the Federal

Home Loan Mortgage Corporation (“Freddie Mac”) allow Newmark to service loans under TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. Management believes that, as of December 31, 2022 and 2021, Newmark has met all liquidity requirements.

In addition, as a servicer for Fannie Mae, the Government National Mortgage Association (“Ginnie Mae”) and Federal Housing Administration, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $1.3 million and $0.9 million as of December 31, 2022 and 2021, respectively, and are included in “Other assets” on the accompanying consolidated balance sheets.

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

	December 31, 2022	December 31, 2021
Cost Basis	$137,633	$1,051,220
Fair Value	138,345	1,072,479

As of December 31, 2022 and 2021, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of December 31, 2022 and 2021, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

Newmark records interest income on loans held for sale, in accordance with the terms of the individual loans, during the period prior to sale. Interest income on loans held for sale is included in “Management services, servicing fees and other” on the accompanying consolidated statements of operations. Gains (losses) for fair value adjustments on loans held for sale is included in “Commercial mortgage origination, net” on the accompanying consolidated statements of operations. Interest income and gains (losses) for fair value adjustments on loans held for sale were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest income on loans held for sale	$26,821	$20,287	$27,560
Gains recognized on change in fair value on loans held for sale	712	21,259	24,294

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	December 31, 2022			December 31, 2021
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$3,181	$8,754	$140,697	$3,957	$2,836	$174,787
Forward sale contracts	11,139	624	278,331	4,544	2,180	1,226,007
Total	$14,320	$9,378	$419,028	$8,501	$5,016	$1,400,794

(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Commercial mortgage origination, net” on the accompanying consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $0.7 million, $1.0 million and $2.1 million of expenses for the years ended December 31, 2022, 2021 and 2020, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying consolidated statements of operations were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Year Ended December 31,
		2022	2021	2020
Derivatives not designed as hedging instruments:
Nasdaq Forwards	Other income (loss), net	$—	$(12,475)	$(13,680)
Rate lock commitments	Commercial mortgage origination, net	(4,869)	2,162	20,125
Rate lock commitments	Compensation and employee benefits	(705)	(1,043)	(2,068)
Forward sale contracts	Commercial mortgage origination, net	10,516	2,365	(7,339)
Total		$4,942	$(8,991)	$(2,962)

Derivative assets and derivative liabilities are included in “Other current assets”, “Other assets” and the “Accounts payable, accrued expenses and other liabilities”, on the accompanying consolidated balance sheets.

(12)    Credit Enhancement Receivable, Credit Enhancement Deposit and Contingent Liability

Newmark was a party to a Credit Enhancement Agreement (“CEA”), dated March 9, 2012, with German American Capital Corporation and Deutsche Bank Americas Holding Corporation (together, the “DB Entities”). On October 20, 2016, the DB Entities assigned the CEA to Deutsche Bank AG Cayman Island Branch, a Cayman Island Branch of Deutsche Bank AG (“DB Cayman”). Under the terms of these agreements, DB Cayman provided Newmark with varying levels of ongoing credit protection, subject to certain limits, for Fannie Mae and Freddie Mac loans subject to loss-sharing (see Note 23 — “Financial Guarantee Liability”) in Newmark’s servicing portfolio as of March 9, 2012. DB Cayman also reimbursed Newmark for any losses incurred due to violation of underwriting and servicing agreements that occurred prior to March 9, 2012. In accordance within the terms of the CEA, Newmark paid all amounts due to the DB Entities on March 23, 2021 fulfilling the Company's obligations under the agreement. For the years ended December 31, 2022 and 2021, there were no reimbursements under the CEA.

Newmark's servicing portfolio consisted of the following loss-sharing components (in thousands):

	December 31, 2022	December 31, 2021
Total credit risk loan portfolio	$27,571,719	$25,764,721
Maximum pre-credit enhancement loss exposure	$8,375,966	$7,785,850

Credit enhancement receivable
As of December 31, 2022 and 2021, there were no credit enhancement receivables.

Credit enhancement deposit
The CEA required the DB Entities to deposit $25.0 million into Newmark’s Fannie Mae restricted liquidity account (see Note 9 — “Capital and Liquidity Requirements”). On March 23, 2021, Newmark returned the credit enhancement deposit of $25.0 million to the DB Entities.

Contingent liability
Under the CEA, Newmark was required to pay DB Cayman, on March 9, 2021, an amount equal to 50% of the positive difference, if any, between (a) $25.0 million, and (b) Newmark’s unreimbursed loss-sharing payments from March 9, 2012 through March 9, 2021 on Newmark’s servicing portfolio as of March 9, 2012. On March 23, 2021, Newmark paid DB Cayman the entire outstanding amount. As of December 31, 2022 and 2021, there was no contingent liability.

(13)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues from contracts with customers:
Leasing and other commissions	831,874	$826,942	$513,842
Investment sales	606,416	757,744	403,971
Mortgage brokerage and debt placement	173,253	180,561	50,135
Management services	692,957	733,761	467,453
Total	2,304,500	2,499,008	1,435,401
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	109,926	136,406	194,814
Loan originations related fees and sales premiums, net	74,573	89,075	116,100
Servicing fees and other	216,528	181,954	158,683
Total	$2,705,527	$2,906,443	$1,904,998
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at December 31, 2022 and 2021 was $2.9 million and $3.7 million, respectively. During the years ended December 31, 2022 and 2021, Newmark recognized revenue of $2.5 million and $2.1 million, respectively, that was recorded as deferred revenue at the beginning of the period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, generally from high credit quality customers, that have not yet been recognized as revenue as of December 31, 2022, that will be recognized as revenue in future periods over the life of the customer contracts, in accordance with ASC 606, is approximately $167.5 million. Over half of the remaining performance obligation as of December 31, 2022 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years as of December 31, 2022 are as follows (in thousands):

2023	$89,436
2024	44,544
2025	22,081
2026	7,410
2027	2,505
Thereafter	1,506
Total	$167,482

(14)    Commercial Mortgage Origination, Net

Commercial mortgage origination, net consists of the following activity (in thousands):

	Year Ended December 31,
	2022	2021	2020
Fair value of expected net future cash flows from servicing recognized at commitment, net	$109,926	$136,406	$194,814
Loan originations related fees and sales premiums, net	74,573	89,075	116,100
Mortgage brokerage and debt placement	173,253	180,561	50,135
Total	$357,752	$406,042	$361,049

(15)     Mortgage Servicing Rights, Net

    The changes in the carrying amount of MSRs were as follows (in thousands):

	Year Ended December 31,
Mortgage Servicing Rights	2022	2021	2020
Beginning Balance	$563,488	$528,983	$432,666
Additions	130,301	147,789	193,913
Purchases from an affiliate	—	—	200
Amortization	(117,361)	(113,284)	(97,796)
Ending Balance	$576,428	$563,488	$528,983

Valuation Allowance
Beginning Balance	$(13,186)	$(34,254)	$(19,022)
Decrease (increase)	5,310	21,068	(15,232)
Ending Balance	$(7,876)	$(13,186)	$(34,254)
Net Balance	$568,552	$550,302	$494,729

Servicing fees are included in “Management services, servicing fees and other” on the accompanying consolidated statements of operations and were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Servicing fees	$147,514	$138,495	$116,005
Escrow interest and placement fees	20,290	4,415	6,140
Ancillary fees	20,408	16,932	7,353
Total	$188,212	$159,842	$129,498

 Newmark’s primary servicing portfolio as of December 31, 2022 and 2021 was $69.0 billion and $68.4 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loans assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $1.7 billion and $2.0 billion as of December 31, 2022 and 2021, respectively.

The estimated fair value of the MSRs as of December 31, 2022 and 2021 was $667.6 million and $608.0 million, respectively.

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

The discount rates used in measuring fair value for the years ended December 31, 2022 and 2021 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $18.3 million and $35.7 million, respectively, as of December 31, 2022 and by $18.0 million and $35.1 million, respectively, as of December 31, 2021.

(16)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2021	$560,332
Acquisitions	97,168
Measurement period and currency translation adjustments	(369)
Balance, December 31, 2021	657,131
Acquisitions	50,756
Measurement period and currency translation adjustments	(1,993)
Balance, December 31, 2022	$705,894

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the years ended December 31, 2022 and 2021, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,893	(8,103)	4,790	2.4
Non-contractual customers	30,131	(14,995)	15,136	8.6
License agreements	4,981	(4,981)	—	0.0
Non-compete agreements	9,557	(5,113)	4,444	3.1
Contractual customers	48,257	(10,690)	37,567	5.7
Other	4,551	(2,260)	2,291	12.4
Total	$127,110	$(46,142)	$80,968	5.9

	December 31, 2021
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,765	(6,021)	6,744	3.7
Non-contractual customers	30,131	(12,815)	17,316	9.4
License agreements	4,981	(4,981)	—	0.0
Non-compete agreements	6,558	(3,898)	2,660	3.5
Contractual customers	33,731	(3,822)	29,909	7.0
Other	4,552	(1,722)	2,830	5.3
Total	$109,458	$(33,259)	$76,199	7.1

Intangible amortization expense for the years ended December 31, 2022, 2021 and 2020 was $14.3 million, $8.9 million and $6.7 million, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying consolidated statements of operations. Impairment charges are included in intangible amortization expense.

    The estimated future amortization of definite life intangible assets as of December 31, 2022 was as follows (in thousands):

2023	$13,769
2024	13,215
2025	11,791
2026	8,357
2027	5,556
Thereafter	11,540
Total	$64,228

(17)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Leasehold improvements, furniture and fixtures, and other fixed assets	$207,020	$184,704
Software, including software development costs	48,112	32,851
Computer and communications equipment	31,586	27,382
Total, cost	286,718	244,937
Accumulated depreciation and amortization	(131,079)	(109,181)
Total, net	$155,639	$135,756

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $42.4 million, $22.0 million and $22.9 million, respectively. Newmark recorded an impairment charge of $14.0 million, $0.0 million and $6.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. The impairment charge is included as a part of “Depreciation and amortization” on the accompanying consolidated statements of operations.

Capitalized software development costs for the years ended December 31, 2022, 2021 and 2020 were $12.3 million, $0.7 million and $2.0 million, respectively. Amortization of software development costs totaled $2.1 million, $1.3 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying consolidated statements of operations.
(18)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from 1 to 11 years, some of which include options to extend the leases in 1 to 10 years increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply the judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of December 31, 2022.

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

Total lease liability as of December 31, 2022 is $723.9 million. Of the total amount, $188.0 million of lease liability is within our flexible workspace business whereby the liability is ring-fenced in special purpose vehicles with only $36.5 million of guarantees and/or letters of credit with exposure to Newmark Group, Inc. In addition, Newmark has contracted future customer revenues and sub-lease income as of December 31, 2022 amounting to approximately $183.7 million.

Operating lease costs were $119.7 million, $75.5 million and $50.4 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in “Operating, administrative and other” on the accompanying consolidated statements of operations. Operating cash flows for the years ended December 31, 2022, 2021 and 2020, included payments of $106.8 million, $81.7 million and $49.0 million for operating lease liabilities, respectively. As of December 31, 2022 and 2021, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the years ended December 31, 2022, 2021 and 2020, Newmark had short-term lease expense of $0.7 million, $1.1 million and $0.8 million, respectively. For the years ended December 31, 2022, 2021 and 2020 Newmark had sublease income of $1.5 million, $0.6 million and $1.3 million, respectively. For the years ended December 31, 2022, 2021 and 2020, Newmark recorded a lease impairment charge of $14.4 million, $0.0 million, $5.1 million, respectively, to "Operating administrative and other" on the accompanying consolidated statements of operations.

The weighted-average discount rate as of December 31, 2022 and 2021 was 4.61% and 3.95%, and the remaining weighted-average lease term was 7.0 years and 7.4 years, respectively.

As of December 31, 2022 and 2021, Newmark had operating lease Right-of-use assets of $638.6 million and $606.6 million, respectively, and operating lease Right-of-use liabilities of $96.9 million and $82.0 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $627.1 million and $586.1 million, respectively, recorded in “Right-of-use liabilities”, on the accompanying consolidated balance sheets.

Rent expense, including the operating lease costs above, for the years ended December 31, 2022, 2021 and 2020, were $146.8 million, $105.2 million and $49.9 million, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2033. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

	December 31, 2022	December 31, 2021
2023	$125,633	$113,822
2024	127,996	112,840
2025	126,234	106,038
2026	121,596	101,211
2027	110,997	96,493
Thereafter	242,185	274,764
Total lease payments	854,641	805,168
Less: Interest	141,792	137,141
Present value of lease liability	$712,849	$668,027

(19)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Derivative assets	$14,320	$8,501
Prepaid expenses	40,393	36,422
Other taxes	21,988	17,383
Rent and other deposits	19,284	20,471
Other	4,203	560
Total	$100,188	$83,337

Other assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets	$94,689	$70,191
Equity method investment	91,280	88,308
Non-marketable investments	8,688	20,017
Other	19,609	33,965
Total	$214,266	$212,481

(20)    Repurchase Agreements and Securities Loaned

Securities sold under Repurchase Agreements are accounted for as collateralized financing transactions and are recorded at the contractual amount for which the securities will be repurchase, including accrued interest. As of December 31, 2021, Newmark had securities loaned with Cantor of $140.0 million. The market value of the securities loaned was $182.0 million as of December 31, 2021. The cash collateral received from Cantor bore an interest rate of 0.95% as of December 31, 2021. As of December 31, 2022, there were no repurchase agreements and securities loaned on the accompanying consolidated balance sheet.

(21)    Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises

Newmark uses its warehouse facilities and repurchase agreements to fund mortgage loans originated under its various lending programs. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC.

Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2022	Balance at December 31, 2021	Stated Spread to One-Month LIBOR/SOFR(2)	Rate Type
Warehouse facility due June 14, 2023 (1)	$450,000	$—	$—	$243,659	130 bps	Variable
Warehouse facility due June 14, 2023 (1)	—	300,000	—	135,601	130 bps	Variable
Warehouse facility due September 25, 2023	300,000	—	35,292	193,091	130 bps	Variable
Warehouse facility due September 25, 2023	—	100,000	—	—	130 bps	Variable
Warehouse facility due October 6, 2023	800,000	—	102,114	384,571	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	—	93,771	115 bps	Variable
Total	$1,550,000	$800,000	$137,406	$1,050,693
(1)The warehouse line established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company's Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month SOFR plus 180 bps. There were no outstanding draws under this sublimit as of December 31, 2022 and 2021.
(2)As of December 31, 2022, the spread for all warehouse facilities and the Fannie Mae repurchase line are to SOFR. As of December 31, 2021, the spread for the Fannie Mae repurchase line is to SOFR and the warehouse lines are to LIBOR.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of December 31, 2022 and 2021, respectively.

The borrowing rates on the warehouse facilities are based on short-term LIBOR or SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(22)    Debt

Debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
6.125% Senior Notes	$547,784	$545,239
Credit Facility	—	—
Total	$547,784	$545,239
6.125% Senior Notes
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due November 15, 2023 (the “6.125% Senior Notes”). The 6.125% Senior Notes were priced on November 1, 2018 at 98.94% to yield 6.375%. The 6.125% Senior Notes were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act of 1933, as amended (“Securities Act”). The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and will mature on November 15, 2023.

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	December 31, 2022	December 31, 2021
Principal balance	$550,000	$550,000
Less: debt issue cost	1,120	2,404
Less: debt discount	1,096	2,357
Total	$547,784	$545,239

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

	Year Ended December 31,
	2022	2021	2020
Interest expense	$33,687	$33,687	$33,687
Debt issue cost amortization	1,284	1,284	1,284
Debt discount amortization	1,261	1,183	1,183
Total	$36,232	$36,154	$36,154

Debt Repurchase Program
On June 16, 2020, the Newmark Board of Directors and its Audit Committee authorized a debt repurchase program for the repurchase by Newmark of up to $50.0 million of Newmark’s 6.125% Senior Notes and any future debt securities issued by the Company.

As of December 31, 2022, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

As of December 31, 2021, borrowings under the Credit Facility carried an interest rate of 0.00%, with a weighted-average interest rate of 1.03% for the year then ended. As of December 31, 2022, there were no borrowings under the Credit Facility. Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest (expense) income, net” on the accompanying consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest expense	$—	$1,623	$6,618
Debt issue cost amortization	1,981	826	1,101
Unused facility fee	1,285	972	354
Total	$3,266	$3,421	$8,073

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

At December 31, 2022, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $27.6 billion with a maximum potential loss of $8.4 billion. At December 31, 2021, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $25.8 billion with a maximum potential loss of approximately $7.8 billion. As of December 31, 2022 and 2021, there were no loans covered by the CEA.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the years ended December 31, 2022, 2021 and 2020, there were increases (decreases) to the reserve by $1.7 million, $(3.6) million and $11.6 million, respectively. A loan is considered to be delinquent once it is 60 days past due. As of December 31, 2022, there was one loan in foreclosure with an outstanding principal balance of $22.8 million, with a maximum loss exposure of $7.6 million. Proceeds from the liquidation of the assets are estimated to be approximately $20.0 million based on current estimates of fair value. Newmark’s share of the loss would approximate $1.5 million. As of December 31, 2022, there was one delinquent loan that had an outstanding principal balance of $7.3 million, with a maximum loss exposure of $2.4 million. Proceeds from the liquidation of the asset are estimated to be approximately $4.2 million based on current estimate of fair value. Newmark's share of the loss would approximate $1.1 million. As of December 31, 2021, there were two loans in the credit risk portfolio that were delinquent with outstanding principal balances of $33.6 million, with a maximum loss exposure of $11.2 million. If both delinquent loans resulted in a loss event, proceeds from the liquidation of the assets are estimated to be approximately $28.4 million based on estimates of fair value at December 31, 2021. Newmark's share of the loss would approximate $2.3 million. As of December 31, 2022 and 2021, no actual losses were incurred.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying consolidated statements of operations as follows (in thousands):

Balance, January 1, 2021	$29,581
Provision for expected credit losses	(3,592)
Balance, December 31, 2021	25,989
Provision for expected credit losses	1,740
Balance, December 31, 2022	$27,729

(24)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 23 — “Financial Guarantee Liability”). As of December 31, 2022, 20% and 11% of $8.4 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2021, 20% and 13% of $7.8 billion of the maximum loss was for properties located in California and Texas, respectively.

(25)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.0 billion and $2.3 billion, as of December 31, 2022 and 2021, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$788	$—	$—	$788
Loans held for sale, at fair value	—	138,345	—	138,345
Rate lock commitments	—	—	3,181	3,181
Forward sale contracts	—	—	11,139	11,139
Total	$788	$138,345	$14,320	$153,453
Liabilities:
Contingent consideration	—	—	8,343	8,343
Rate lock commitments	—	—	8,754	8,754
Forward sale contracts	—	—	624	624
Total	$—	$—	$17,721	$17,721

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$524,569	$—	$—	$524,569
Loans held for sale, at fair value	—	1,072,479	—	1,072,479
Rate lock commitments	—	—	3,957	3,957
Forward sale contracts	—	—	4,544	4,544
Total	$524,569	$1,072,479	$8,501	$1,605,549
Liabilities:
Contingent consideration	$—	$—	$12,338	$12,338
Rate lock commitments	—	—	2,836	2,836
Forwards sale contracts	—	—	2,180	2,180
Total	$—	$—	$17,354	$17,354

There were no transfers among Level 1, Level 2 and Level 3 for the years ended December 31, 2022 and 2021, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 Nasdaq Forwards, rate lock commitments, forward sale contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of December 31, 2022
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,957	$3,181	$—	$(3,957)	$3,181	$3,181
Forward sale contracts	4,544	11,139	—	(4,544)	11,139	11,139
Total	$8,501	$14,320	$—	$(8,501)	$14,320	$14,320

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$12,338	$(1,893)	$6,226	$(8,328)	$8,343	$(1,893)
Rate lock commitments	2,836	8,754	—	(2,836)	8,754	8,754
Forward sale contracts	2,180	624	—	(2,180)	624	624
Total	$17,354	$7,485	$6,226	$(13,344)	$17,721	$7,485

	As of December 31, 2021
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$21,034	$3,957	$—	$(21,034)	$3,957	$3,957
Forward sale contracts	7,632	4,544	—	(7,632)	4,544	4,544
Nasdaq Forwards	12,822	(12,822)	—	—	—	—
Total	$41,488	$(4,321)	$—	$(28,666)	$8,501	$8,501

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$31,481	$(1,351)	$—	$(17,792)	$12,338	$12,338
Rate lock commitments	2,977	2,836	—	(2,977)	2,836	2,836
Forward sale contracts	14,971	2,180	—	(14,971)	2,180	2,180
Total	$49,429	$3,665	$—	$(35,740)	$17,354	$17,354

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

December 31, 2022
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$8,343	Discount rate	4.0% - 11.8%	(1)	5.1%
			Probability of meeting earnout and contingencies	75.0% - 100.0%	(1)	98.9%

Derivative assets and liabilities:
Forward sale contracts	$11,139	$624	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,181	$8,754	Counterparty credit risk	N/A		N/A

December 31, 2021
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$12,338	Discount rate	4.0% - 10.2%	(1)	8.1%
			Probability of meeting earnout and contingencies	75.0% - 99.0%	(1)	91.6%

Derivative assets and liabilities:
Forward sale contracts	$4,544	$2,180	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,957	$2,836	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of December 31, 2022 and December 31, 2021 was based on the acquired business’ projected future financial performance, including revenues.

Valuation Processes - Level 3 Measurements
Both the rate lock commitments to borrowers and the forward sale contracts to investors are derivatives and, accordingly, are marked to fair value on the accompanying consolidated statements of operations. The fair value of Newmark’s rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:
•The assumed gain or loss of the expected loan sale to the investor, net of employee benefits;
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

The Nasdaq Forwards were derivatives and, accordingly, were marked to fair value on the accompanying consolidated statements of operations. The fair values of the Nasdaq Forwards were determined utilizing the following inputs, as applicable:
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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2022 and 2021, the present value of expected payments related to Newmark’s contingent consideration was $8.3 million and $12.3 million, respectively (see Note 31 — “Commitments and Contingencies”). As of December 31, 2022 and 2021, the undiscounted value of the payments, assuming that all contingencies are met, would be $30.9 million and $13.2 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $8.7 million and $20.0 million, which was included in “Other assets” on the accompanying consolidated balance sheets as of December 31, 2022 and 2021, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(27)    Related Party Transactions

(a)Service Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor. Allocated expenses were $28.5 million, $23.8 million, and $22.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. These expenses are included as part of “Fees to related parties” on the accompanying consolidated statements of operations.

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

As of December 31, 2022 and 2021, the aggregate balance of employee loans was $500.8 million and $453.3 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2022, 2021 and 2020 was $84.1 million, $79.4 million and $73.6 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

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

(c)Transactions with Cantor Commercial Real Estate, L.P. ("CCRE")

Newmark has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE during the years ended December 31, 2022, 2021 and 2020. Newmark did not recognize revenue for the years ended December 31, 2022, 2021 and 2020, in connection with this revenue-share agreement.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Newmark did not have any revenues from these referrals for the years ended December 31, 2022, 2021 and 2020. Such revenues are recognized in “Commercial mortgage origination, net” on the accompanying consolidated statements of operations. These referral fees are net of the broker fees and commissions paid to CCRE.

Newmark did not purchase any primary servicing rights during the years ended December 31, 2022 and 2021. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $3.6 million, $3.6 million and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, which was included as part of “Management services, servicing fee and other” on the accompanying consolidated statements of operations.

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

Transactions with Executive Officers and Directors

Executive Compensation

(i) Gosin Employment Agreement

On February 10, 2023, Mr. Gosin entered into an amended and restated employment agreement with Newmark OpCo and Newmark Holdings. In connection with the employment agreement, the Compensation Committee approved for a term through at least 2024 (i) an annual cash bonus of $1,500,000; (ii) an upfront advance award of 1,145,475 Newmark NPSUs (calculated by dividing $10,000,000 by the Company's stock price of $8.73 on February 10, 2023) attributable to each year of the term and (iii) a discretionary bonus, if any, subject to approval of the Compensation Committee. A copy of the employment agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023 and is described in detail therein.

(ii) Rispoli Employment Agreement

On September 29, 2022, Mr. Rispoli entered into an employment agreement with Newmark OpCo and Newmark Holdings. In connection with the employment agreement, the Compensation Committee approved the following for Mr. Rispoli: (i) an award of 500,000 Newmark RSUs granted in connection with the execution of the employment agreement, divided into tranches of 100,000 RSUs each that vest on a seven-year schedule; (ii) an award of 250,000 Newmark RSUs granted in connection with the execution of the employment agreement, divided into tranches of 50,000 RSUs each that vest on a seven-year schedule; and (iii) exchange rights into shares of Newmark Class A common stock with respect to 20,221 previously awarded non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli. A copy of the employment agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2022 and is described in detail therein.

(iii) Other Executive Compensation

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

The Award Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the Effective Date (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the Effective Date. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Award Agreement. Mr. Lutnick has purchased Newmark Class A Common Stock with the after-tax proceeds of the initial tranche of the Award. The Award Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Award Agreement) or (ii) an involuntary removal of the Executive from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement dated as of December 13, 2017 by and between Mr. Lutnick and the Company (the “Control Agreement”). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The Award Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of the Control Agreement do not apply to the Award. A copy of the Award Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2021 and is described in detail under the heading “2021 Lutnick Award” in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the SEC on August 15, 2022.

On June 28, 2021, in connection with the 2021 Equity Event, the Newmark Compensation Committee approved the following for Mr. Lutnick: (i) the exchange of 279,725 exchangeable Newmark Holdings PSUs into 263,025 shares of Class A common stock of Newmark based on the then applicable exchange ratio of 0.9403; and $1,465,874 associated with Mr. Lutnick’s non-exchangeable 193,530 Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) the conversion of 552,482.62 non-exchangeable Newmark Holdings PSUs with the right to exchange PSUs into HDUs (“H-Rights”) into 552,482.62 non-exchangeable Newmark Holdings HDUs and redemption of such HDUs for their Capital Account of $7,017,000, paid in the form of Nasdaq Shares issued at $177.11 per share (which was the NASDAQ closing price as of June 28, 2021); and $7,983,000 associated with Mr. Lutnick’s non-exchangeable Newmark Holdings PPSUs with -H were redeemed and used for tax purposes; (iii) the exchange of 520,380 exchangeable BGC Holdings PSUs into 520,380 shares of Class A common stock of BGC Partners, and $1,525,705 associated with Mr. Lutnick’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; (iv) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of Class A common stock of BGC Partners; (v) the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs with H-Rights into 1,131,774 non-exchangeable BGC Holdings HDUs and $7,983,000 associated with Mr. Lutnick’s BGC Holdings PPSUs with H- Rights was redeemed and used for tax purposes in connection with the exercise of the exercise of the BGC Holdings HDUs; and (vi) the issuance of 29,059 shares of Class A common stock of Newmark. In accordance with Mr. Lutnick’s right under his existing standing policy, and in connection with the 2021 Equity Event, upon the approval of the Newmark Compensation Committee: (i) 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy, were redeemed and 2,736,103 shares of Class A common stock of Newmark, based upon the then applicable exchange ratio of 0.9403, were granted to Mr. Lutnick; and (ii) $8,798,546 associated with Mr. Lutnick’s rights under his existing standing policy was redeemed and used for tax purposes. See “Executive Compensation” in our proxy statement filed August 15, 2022 for additional information and definitions.

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

Stephen M. Merkel, Chief Legal Officer

On June 28, 2021, the Compensation Committee also approved the following for Stephen M. Merkel, the Company’s Chief Legal Officer: (i) the redemption of 51,124.28 non-exchangeable Newmark Holdings PSUs and issuance of 48,072 shares of Newmark Class A common stock based upon their current exchange ratio of 0.9403; and (ii) the redemption of 46,349.87 non-exchangeable Newmark Holdings PPSUs for a cash payment of $0.3 million, to be remitted to the applicable tax authorities to the extent necessary in connection with the issuance of the shares above.

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

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of December 31, 2022 and 2021, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”). Newmark holds a redemption option in which Real Estate LP can redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time.

Amendment of Real Estate LP Joint Venture Agreement and Payment of Administrative Fee
In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amend the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment.

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

(d)Other Related Party Transactions

On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor (the “Cantor Credit Agreement”). The Cantor Credit Agreement provides for each party to issue loans to the other party at the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1%. No amounts were outstanding as of December 31, 2022 and 2021.

As of December 31, 2021, Newmark recognized a $8.3 million receivable from BGC, which is included as part of "Receivables from related parties", in the Company's consolidated balance sheet. The receivable was a result of tax refunds due to Newmark on its share of taxable income which were included as part of BGC's consolidated tax return in the periods prior to the spin-off. This receivable was collected during the year ended December 31, 2022.

Payables to related parties were $9.7 million and $10.8 million as of December 31, 2022 and 2021, respectively.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation”, Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 22 — “Debt”.

On May, 15 2020, BGC U.S. OpCo ("BGC OpCo") entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, which was approved by the Newmark Audit Committee. The deal was a one-year sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, BGC paid a fixed rent amount of $1.1 million in addition to all operating and tax expenses attributable to the lease. In May 2021, the sublease was amended to provide for a rate of $15,000 per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. The lease with BGC OpCo ended in December 2021. Newmark received $0.5 million from BGC OpCo for the year ended December 31, 2021.

In January 2022, Cantor entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark. The deal was a six-month sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, Cantor paid all operating and tax expenses attributable to the lease. The sublease was amended to provide for a rate of $81,600 per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. In July 2022, the sublease was extended one year to June 30, 2023. Newmark received $1.0 million from Cantor for the year ended December 31, 2022.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9303 as of December 31, 2022. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

Following such purchases, as of December 31, 2022 there were 150,842 founding partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor will have the right to purchase an equivalent number of Cantor units following such redemption or exchange.

First Amendment to Amended and Restated Agreement of Limited Partnership of Newmark Holdings

On March 10, 2023, Newmark Holdings entered into an Amendment (the “LPA Amendment”) to its Amended and Restated Agreement of Limited Partnership, dated as of December 13, 2017 (the “Holdings LPA”). The LPA Amendment revises certain restrictive covenants pertaining to the “Partner Obligations” and “Competitive Activity” provisions in the Holdings LPA. Specifically, the LPA Amendment (i) reduces the length of the post-termination period during which a partner must refrain from soliciting or doing business with customers, soliciting employees, engaging in a “Competing Business” (as defined therein), or otherwise refraining from harming the partnership; and (ii) revises the scope of the non-compete provisions under the “Partner Obligations” and “Competitive Activity” provisions in the Holdings LPA to cover “Competing Businesses” for which a partner performs the same or similar services as provided to a "Protected Affiliate" (as defined therein) and (a) involving a product, product line or type, or service of a “Protected Affiliate” within a specific geographic area, (b) involving a “Client” or a “Client Representative” (each as defined therein) of a Protected Affiliate, or (c) for which the disclosure of confidential information is likely to be inevitable. The LPA Amendment was approved by the Company’s Board of Directors and Audit and Compensation Committees.

Special Purpose Acquisition Company

As previously reported, in April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of the Company's executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC or December 31, 2022. As of December 31, 2022, there was no outstanding balance on these loans.

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

As of December 31, 2022, there was no outstanding balance under this borrowing facility (see Note 7 — "Marketable Securities" and Note 20 — “Repurchase Agreements and Securities Loaned”). As of December 31, 2021, the amount of shares pledged was 0.8 million and the amount outstanding under this borrowing facility was $140.0 million and is included in "Repurchase agreements and securities loaned" on the accompanying consolidated balance sheets.

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

Acquisition of Spring11 Ownership Interest from Cantor

In February 2023, Newmark's subsidiary, Newmark S11 Holdings, LLC (“Newmark S11”) entered into an equity purchase agreement with CFS11 Holdings, LLC (“CFS11”), a subsidiary of Cantor, pursuant to which Newmark acquired CFS11’s 33.78% ownership interest in Newmark S11 LP, LLC, the joint venture that owns a controlling interest in Spring11 Holdings, LP (“Spring11”), for a total purchase price of $11,530,598. The transaction, which also included Newmark S11 buying the remaining minority interests from other third-party owners on substantially the same terms, resulted in Newmark S11 owning 100% of Spring11. The CFS11 transaction was approved by our Audit Committee.

(28)    Income Taxes

The accompanying consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of its U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the Unincorporated Business Tax (“UBT”) in New York City and Connecticut. Therefore, the tax liability or benefit related to the partnership income or loss except for UBT, rests with the partners (see Note 2 — “Limited Partnership Interests”, for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes. The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
U.S. federal	$38,954	$93,368	$24,880
U.S. state and local	21,394	28,392	6,038
Foreign	1,044	258	2,811
UBT	5,161	2,291	2,845
Total	66,553	124,309	36,574
Deferred:
U.S. federal	(18,165)	81,645	3,249
U.S. state and local	(5,974)	34,675	(1,912)
Foreign	(131)	(38)	(120)
UBT	(229)	2,367	(798)
Total	(24,499)	118,649	419
Provision for income taxes	$42,054	$242,958	$36,993

Newmark had pre-tax income of $154.6 million, $1,221.1 million and $146.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Newmark had pre-tax income/(loss) from foreign operations of $(37.5) million, $4.8 million and $(4.5) million for the years ended December 31, 2022, 2021 and 2020, respectively.

Differences between Newmark’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax expense at federal statutory rate	$32,467	$256,430	$30,717
Non-controlling interest	(11,054)	(57,269)	(10,378)
Incremental impact of foreign taxes compared to the federal rate	(270)	(557)	212
Other permanent differences	(5,270)	850	5,272
U.S. state and local taxes, net of U.S. federal benefit	4,258	58,866	5,984
New York City UBT	1,045	4,658	2,046
Section 162(m) compensation deduction limitation	1,519	9,227	—
Revaluation of deferred taxes related to ownership changes	5,641	(26,159)	(1,851)
Other rate change	(594)	5,249	(2,896)
Section 453A interest	—	—	1,419
Valuation allowance	9,985	5,920	2,137
Prior year true ups	3,232	(6,408)	4,628
Other	1,095	(7,849)	(297)
Provision for income tax	$42,054	$242,958	$36,993

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

Significant components of Newmark's deferred tax asset and liability consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax asset
Basis difference of investments	43,122	36,602
Deferred compensation	116,934	99,414
Other deferred and accrued expenses	13,846	11,182
Net Operating loss and credit carry-forwards	16,126	8,574
Total deferred tax asset	190,028	155,772
Valuation Allowance	(18,504)	(9,562)
Deferred tax asset, net of allowance	171,524	146,210
Deferred tax liability
Depreciation and amortization	76,835	76,019
Other	—	—
Deferred tax liability(1)	76,835	76,019
Net deferred tax asset	94,689	70,191
(1)Before netting within tax jurisdictions.

Newmark has net operating losses ("NOL") in non-U.S. jurisdictions of an approximate tax effected value of $15.8 million, of which $10.1 million has an indefinite life. The remaining $5.7 million consists of Canada and Mexico NOL which have 10-year and 20-year lives, respectively. Management assesses the available positive and negative evidence to determine whether existing deferred tax assets will be realized. Accordingly, a total valuation allowance of $18.5 million has been recorded against the deferred tax assets, primarily related to certain net operating losses in non-U.S. jurisdictions as it is more likely than not to be realized. Newmark’s deferred tax asset and liability are included on the accompanying consolidated balance sheets as components of “Other assets” and “Other liabilities”, respectively.

The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is currently open to examination by tax authorities in United States federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2019, 2018 and 2018, respectively.

The Company has elected to treat taxes associated with the GILTI provision using the Period Cost Method and thus has not recorded deferred taxes for basis differences under this regime as of December 31, 2022.

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

Balance, January 1, 2021	$208
Decreases related to a lapse of applicable statute of limitations	(208)
Balance, December 31, 2021	—
Balance, December 31, 2022	$—

As of December 31, 2022 and 2021, Newmark did not have any unrecognized tax benefits which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying consolidated statements of operations.

(29)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accounts payable and accrued expenses	$208,168	$223,158
Outside broker payable	82,002	73,397
Payroll taxes payable	92,247	80,249
Corporate taxes payable	22,864	56,265
Derivative liability	9,378	5,016
Right-of-use liabilities	96,860	81,958
Contingent consideration	65	8,703
Total	$511,584	$528,746

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued compensation	$95,770	$96,839
Payroll and other taxes payable	59,380	70,677
Financial guarantee liability	27,729	25,989
Deferred rent	5,040	9,872
Contingent consideration	8,278	3,635
Total	$196,197	$207,012

(30)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Newmark Group, Inc. Long Term Incentive Plan (the “Newmark Equity Plan”) was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 115.0 million are registered, that may be delivered or cash-settled pursuant to awards granted during the life of the Newmark Equity Plan. As of December 31, 2022, awards with respect to 79.7 million shares have been granted and 320.3 million shares are available for future awards. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The exchange ratio is the number of shares of Newmark common stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit (the exchange ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9303 as of December 31, 2022).

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Issuance of common stock and exchangeability expenses	$92,308	$312,718	$69,041
Allocations of net income to limited partnership units and FPUs (1)	15,875	55,183	30,461
Limited partnership units amortization	8,322	(28,351)	18,692
RSU amortization	21,807	16,795	12,565
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$138,312	$356,345	$130,759

(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Units	BGC Units
Balance, January 1, 2021	66,626,185	54,422,002
Issued	10,143,799	159,057
Redeemed/exchanged units	(58,099,726)	(45,024,619)
Forfeited units/other	(250,645)	(892,510)
Balance, December 31, 2021	18,419,613	8,663,930
Issued	15,402,041	25,032
Redeemed/exchanged units	(2,934,984)	(3,169,063)
Forfeited units/other	(198,716)	(60,511)
December 31, 2022 (2)	30,687,954	5,459,388

Total exchangeable units outstanding(1):
December 31, 2021	2,468,443	3,456,479
December 31, 2022	7,861,359	2,654,749
(1)The Limited Partnership table above also includes partnership units issued for consideration for acquisitions. As of December 31, 2022, there were 3.9 million partnership units in Newmark Holdings outstanding, of which 1.5 million units were exchangeable, and 4.8 million partnership units in BGC Holdings outstanding, of which 2.5 million were exchangeable. As of December 31, 2021, there were 4.2 million partnership units in Newmark Holdings outstanding, of which 1.3 million units were exchangeable, and 6.8 million partnership units in BGC Holdings outstanding, of which 3.1 million were exchangeable.
(2)As of December 31, 2022, the total Limited Partnership Units included 1.6 million Newmark Preferred Units and 0.1 million BGC Preferred Units held by Newmark employees.

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
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current exchange ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Year Ended December 31,
	2022	2021	2020
BGC Units	142,194	13,803,080	315,685
Newmark Units	9,234,602	36,378,049	4,661,669
Total	9,376,796	50,181,129	4,977,354

    Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Issuance of common stock and exchangeability expenses	$97,031	$317,281	$36,458

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	December 31, 2022	December 31, 2021
	2022	2021
Notional Value	$144,045	$116,717
Estimated fair value of the post-termination payout(1)	$42,706	$38,516
Outstanding limited partnership units in BGC Holdings	44,928	105,302
Outstanding limited partnership units in Newmark Holdings	14,277,213	11,691,406
Outstanding limited partnership units in Newmark Holdings - unvested	2,155,668	5,980,996
(1)Included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to 7 years from the grant date. Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Limited partnership units amortization	$8,322	$(28,351)	$18,692

The grant of exchange rights of HDU's to Newmark employees are as follows (in thousands):

	December 31, 2022	December 31, 2021
Notional Value	$8,189	$12,836
Estimated fair value of limited partnership units (1)	$8,065	$12,558
(1)Included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Compensation expense related to these limited partnership units held by Newmark employees was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Issuance of common stock and exchangeability expenses	$(4,723)	$(4,563)	$32,583

During the years ended December 31, 2022 and 2021, respectively, Newmark employees were granted 4.4 million and 3.7 million N Units, that are excluded from the table above, since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income and remain unvested. Upon vesting, which occurs if the certain thresholds are met, the N Units are converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant in the tables above. During the year ended December 31, 2022, 11.8 million N Units vested and were converted into distribution earning limited partnership units and were therefore included in the fully diluted share count.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2021	10,646,797	$7.75	$82,494	5.69	8,013	$3.80	$31	2.17
Granted	2,913,572	9.71	28,290		—	—	—
Settled units (delivered shares)	(2,196,903)	7.64	(16,792)		(2,638)	3.69	(10)
Forfeited units	(642,009)	7.74	(4,967)		—	—	—
Balance, December 31, 2021	10,721,457	$8.30	$89,025	4.96	5,375	$3.85	$21	1.16
Granted	3,350,516	12.15	40,710		4,191	4.28	18
Settled units (delivered shares)	(2,464,570)	8.33	(20,526)		(2,638)	3.69	(10)
Forfeited units	(343,541)	10.11	(3,474)		—	—	—
Balance, December 31, 2022	11,263,862	$9.39	$105,735	4.75	6,928	$4.17	$29	1.62
(1)Beginning January 1, 2018, Newmark began granting stand-alone Newmark RSUs to Newmark employees with the awards vesting ratably over the two- to nine-year vesting period into shares of Newmark Class A common stock.
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
RSU amortization	$21,807	$16,795	$12,565

As of December 31, 2022, there was $100.1 million total unrecognized compensation expense related to unvested Newmark RSUs.

See Note 27 — "Related Party Transactions" for compensation related matters for the transfer of CCRE employees to Newmark.

(31)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

The following table summarizes certain of Newmark's contractual obligations at December 31, 2022 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$865,740	$126,520	$257,609	$235,518	$246,093
Warehouse facilities(2)	137,406	137,406	—	—	—
Debt(3)	550,000	550,000	—	—	—
Interest on debt(4)	30,479	30,479	—	—	—
Interest on warehouse facilities(5)	1,765	1,765	—	—	—
Total	$1,585,390	$846,170	$257,609	$235,518	$246,093
(1)Operating leases are related to rental payments under various non-cancelable leases principally for office space.
(2)Warehouse facilities are collateralized by $137.4 million of loans held for sale, at fair value (See Note 21 - “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises") which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.

(3)Debt reflects $550.0 million of 6.125% Senior Notes. The carrying amount of these notes was approximately $547.8 million. Debt also includes borrowings under the Credit Facility, which is assumed to be outstanding until the maturity date of the Credit Facility. The carrying amount of the borrowing under the Credit Facility is $0.0 million. (See Note 22 - “Debt”)
(4)Reflects interest on the $550.0 million 6.125% Senior Notes until their maturity date of November 15, 2023.
(5)Interest on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises was projected by using the 1-month SOFR rate plus their respective additional basis points, primarily 130 basis points above SOFR and 115 basis points above SOFR, applied to their respective outstanding balances as of December 31, 2022, through their respective maturity dates. Their respective maturity dates range from June 2023 to October 2023, while one line has an open maturity date. The notional amount of these committed and uncommitted warehouse facilities was $2.4 billion at December 31, 2022. See Note 21 - “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises".

As of December 31, 2022 and December 31, 2021, Newmark was committed to fund approximately $0.3 billion and $0.3 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions
Newmark completed acquisitions from 2019 through 2022 with contingent cash consideration of $23.1 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s consolidated balance sheets.

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

(32)    Subsequent Events

On February 15, 2023, Newmark declared a qualified quarterly dividend of $0.03 per share payable on March 17, 2023 to Class A and Class B common stockholders of record as of March 3, 2023. The ex-dividend date will be March 2, 2023.

On March 10, 2023, Newmark completed the acquisition of Gerald Eve, a U.K. based real estate advisory firm.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chairman and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based upon criteria set forth in the Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Based on the results of our 2022 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. We reviewed the results of management’s assessment with our Audit Committee.

Management has excluded the acquisition of BH2, McCall & Almy, Inc., and Open Realty Advisors and Open Realty Properties, which did not have a material effect on our financial condition, results of operations or cash flows in 2022. However, we do anticipate that these acquisition will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2023. BH2, McCall & Almy, Inc., and Open Realty Advisors and Open Realty Properties, are included in our 2022 consolidated financial statements and constituted 1.53%, 0.13% and 0.13% of total assets, 3.78%, (0.01%) and (0.01%) of net assets, respectively as of December 31, 2022 and 0.23%, 0.18% and 0.25% of revenues and 1.51%, (0.17%) and (0.12%) of net income, respectively, for the year then ended.

Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting
During the year ended December 31, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Information about our Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics and Whistleblower Procedures” in the definitive Proxy Statement for the Company's 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the 2023 Proxy Statement with the SEC on or before May 1, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Information” and “Compensation Committee Interlocks and Insider Participation” in the 2023 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2022” in the 2023 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions, and Director Independence” and “Election of Directors - Independence of Directors” in the 2023 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in the 2023 Proxy Statement is hereby incorporated by reference in response to this Item 14.

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

10.1
Employment Agreement, dated February 10, 2023, by and among Barry Gosin, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2023)*

10.2
Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.3
Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.4
Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.5
Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.6
Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.7
Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.8
Administrative Services Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.9
Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.10
Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.11
Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.12
Change of Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.13
Retention Bonus Agreement by and between Howard W. Lutnick and Newmark Group, Inc. dated as of December 28, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021)*

10.14
Employment Agreement, dated September 29, 2022, by and among Michael Rispoli, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2022)*

10.15
Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

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

10.19
Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.20
Intercompany Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P.(incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.21
Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.22
First Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.23
Master Repurchase Agreement, dated August 2, 2021, by and between Newmark Partners, L.P. and CF Secured LLC (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.24
Amended and Restated Credit Agreement, dated as of March 10, 2022, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2022)

10.25
Amendment, dated as of March 10, 2023, to the Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 14, 2023)

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

101
The following materials from Newmark Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2022 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document.

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL (included in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2023.

Newmark Group, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Newmark Group, Inc., in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/s/ Howard W. Lutnick Howard W. Lutnick	Chairman (Principal Executive Officer)	March 16, 2023

/s/ Barry Gosin Barry Gosin	Chief Executive Officer	March 16, 2023

/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2023

/s/ Virginia S. Bauer Virginia S. Bauer	Director	March 16, 2023

/s/ Kenneth A. McIntyre Kenneth A. McIntyre	Director	March 16, 2023

/s/ Jay Itzkowitz Jay Itzkowitz	Director	March 16, 2023