Form 10-K/A
period 2022-12-31
NEWMARK GROUP, INC.
filed 2023-04-28
CIK 1690680

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
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by
non-affiliates
of the registrant, based upon the closing price of the Class A common stock on June 30, 2022, as reported on NASDAQ, was approximately $1.3 billion.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock
, as of the latest practicable date.

Class	Outstanding at April 25, 2022
Class A Common Stock, par value $0.01 per share	150,201,361 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

Auditor Name: Ernst & Young, LLP	Auditor Location: New York, New York	PCAOB ID Number: 42

Newmark Group, Inc.

2022 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE
Throughout this document Newmark Group, Inc. is referred to as “Newmark,” and, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”
On March 16, 2023, Newmark filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2022 (the “Original Form
10-K”).
Certain Part III information was omitted from the Original Form
10-K
in reliance on General Instruction G(3) to Form
10-K.
General Instruction G(3) to Form
10-K
provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors in connection with its 2023 annual meeting of stockholders will be filed by April 30, 2023
(i.e.,
within 120 days after the end of the Company’s 2022 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14, of the Original Form
10-K
as set forth below. The information included herein as required by Part III, Items 10 through 14, of the Original Form
10-K
is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2023 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14, of F orm

10-K.

This Amendment also restates Item 15 of Part IV of the Original Form

10-K.

In addition, as required by Rule

12b-15

under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

No other amendments are being made hereby to the Original Form

10-K.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form

10-K

with the SEC on March 16
,

2023, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form

10-K.

Terms used but not defined herein have the meanings given to them in the Original Form

10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is currently composed of four members. Information with respect to our directors is set forth below.

Information about our Directors

Name	Age	Director Since	Biographies
Howard W. Lutnick	61	2017

Mr. Lutnick has served as our Chairman since 2016. As Chairman, Mr. Lutnick serves as the Chairman of our Board of Directors and as our principal executive officer. Mr. Lutnick is the Chairman of the Board of Directors and Chief Executive Officer of BGC Partners, Inc., a leading global brokerage and financial technology company (“BGC Partners” or “BGC”), positions in which he has served since 1999. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and Chairman since 1996. Mr. Lutnick also served as President of Cantor from 1991 until 2017. In addition, Mr. Lutnick also holds offices at and provides services to various other affiliates of Cantor and provides services to our and BGC’s operating partnerships and subsidiaries, including BGC Partners, L.P. (“BGC U.S. OpCo”), BGC Global Holdings, L.P. (“BGC Global OpCo”), and Newmark Partners, L.P. (“Newmark OpCo”). In addition, Mr. Lutnick’s company CF Group Management, Inc. is the managing general partner of Cantor. Mr. Lutnick has also been a director of Satellogic, Inc. (“Satellogic”) since January 2022. Mr. Lutnick is a member of the Board of Directors of the Horace Mann School, the Board of Directors of the National September 11 Memorial & Museum, and the Board of Directors of the Partnership for New York City.

In addition, Mr. Lutnick also served as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp, a special purpose acquisition company (“SPAC”) from October 2015 until consummation of its business combination with GCM Grosvenor, Inc. (“GCM Grosvenor”), in November 2020, as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. II, a SPAC, from September 2019 until consummation of its business combination with View, Inc. in March 2021, as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. III from March 2016 until consummation of its business combination with AEye, Inc., in August 2021, as the Chairman and Chief Executive Officer of CF Acquisition Corp. V from April 2020 until consummation of its business combination with Satellogic in January 2022, and as the Chairman and Chief Executive Officer of CF Acquisition Corp. VI from April 2020 until consummation of its business combination with Rumble Inc. in September 2022. Currently, Mr. Lutnick has served as the Chairman and Chief Executive Officer of CF Acquisition Corp. IV since January 2020, CF Acquisition Corp. VII since July 2020 and CF Acquisition Corp. VIII since July 2020, all of which are SPACs. Additionally, Mr. Lutnick has served as Chairman and Chief Executive Officer of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.) which is a non-traded real estate investment trust, or REIT, since February 2017. Mr. Lutnick received an undergraduate degree from Haverford College.

Name	Age	Director Since	Biographies
Virginia S. Bauer	66	2018	Ms. Bauer has been a director of our Company since June 2018. From 2010 to 2022, Ms. Bauer has served as Chief Executive Officer of GTBM, Inc., a security technology company that develops and markets proprietary software solutions, and currently serves as an advisor. Prior thereto, Ms. Bauer served as Senior Vice President of Covenant House International from 2009 to 2010, as the Secretary of Commerce for the State of New Jersey from 2004 to 2008, and as Director of the New Jersey Lottery Commission from 2003 to 2004. In addition, Ms. Bauer has served on the Board of the New Jersey Economic Development Authority since January 2020, on the Foundation Board of Monmouth Medical Center since 2009 and on the Board of Directors of the National September 11 Memorial & Museum since 2008. She previously served on the Board of Commissioners of The Port Authority of New York and New Jersey from 2008 to 2012 and on the Advisory Board of the Lower Manhattan Development Corporation from 2001 to 2004.
Jay Itzkowitz	63	2022	Mr. Itzkowitz has been a director of our Company since August 2022. Mr. Itzkowitz is an experienced real estate and mergers and acquisitions attorney. Since 2016, Mr. Itzkowitz has been the Executive Vice President and General Counsel of S.D. Malkin Properties, a Connecticut-based real estate investment firm. Mr. Itzkowitz holds senior positions in affiliates of S.D. Malkin Properties, including Value Retail PLC, the London-based owner and operator of large-scale premium shopping villages in Europe and China, and NY Hockey Holdings, the holding company of the New York Islanders and UBS Arena. From 2013 to 2016, Mr. Itzkowitz served as Senior Vice President and General Counsel for Los Angeles-based Anuvu Operations LLC (formerly Global Eagle Entertainment Inc.). From 2004 to 2014, Mr. Itzkowitz served as Senior Managing Director of Cantor and affiliated entities. Prior to joining Cantor, Mr. Itzkowitz practiced law at Hogan Lovells (formerly Hogan & Hartson L.L.P.) and was Head of Mergers & Acquisitions for Vivendi Universal S.A. in New York and Paris. From 1992 to 2002, Mr. Itzkowitz held senior legal positions at The News Corporation Limited and its affiliate Fox Entertainment Group in Los Angeles, London, and New York. Prior to joining News Corporation, Mr. Itzkowitz practiced law at the firm of Paul, Weiss, Rifkind, Wharton & Garrison, LLP. In addition, Mr. Itzkowitz currently serves on the Board of Pininfarina S.p.A., a Milan Stock Exchange-listed automotive design firm. Mr. Itzkowitz graduated from Rutgers University School of Law and Harvard College.

Name	Age	Director Since	Biographies

Kenneth A. McIntyre	62	2020	Mr. McIntyre has been a director of our Company since January 2020. Mr. McIntyre has over 25 years of experience in the commercial real estate industry. Since February 2020, Mr. McIntyre has been the Chief Executive Officer of the Real Estate Executive Council (“REEC”), having served as a founding member of the Board of Directors of the organization since 2003. REEC is a preeminent trade association in the U.S. for minority commercial real estate professionals. Since 2012, Mr. McIntyre has been the Founder and Managing Principal of PassPort Real Estate, LLC, a New York based consulting firm focused on advising developers and institutions on commercial real estate deal and platform structuring. His clients have included the Real Estate Associate Program (“Project REAP”), a non-profit that is focused on increasing the diversity of talent in the commercial real estate industry, where he served as the Executive Director, and the Port Authority of New York and New Jersey, where he served as Executive Advisor to the Office of Diversity & Inclusion. Mr. McIntyre was a former Senior Vice President and Head of Commercial Real Estate at Hudson City Savings Bank from May 2014 to May 2016. Prior to joining Hudson City Saving Bank, Mr. McIntyre was a Managing Director in MetLife’s Real Estate Investments Group with various responsibilities across both the debt and equity portfolios, including: Head of Equity Acquisitions; Head of Strategic Initiatives; Head of Real Estate Capital Markets; and Head of Commercial Mortgage Production and Pricing. Prior to joining MetLife, Mr. McIntyre held senior origination and relationship management roles at KeyBank, GE Capital Real Estate, UBS and Chase. Since March 2021, Mr. McIntyre has served on the Board of Trustees of Acadia Realty Trust. In addition, he is on the Board of Directors of The Real Estate Roundtable, where he serves on the Equity, Diversity and Inclusion Committee. Mr. McIntyre is also a Member of the Board of Governors for the Real Estate Board of New York and serves on the Boards of the National Jazz Museum of Harlem, the Yorkville Youth Athletic Association, and R*E*N*T, and is a member of the Advisory Board for Council of Urban Real Estate (CURE, f/k/a African American Real Estate Professionals of New York).

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are appointed annually by and serve at the discretion of our Board. In addition to Mr. Lutnick, who serves as Chairman of our Board and our principal executive officer, our executive officers, their respective ages and positions, and certain other information with respect to each of them are as follows:

Barry M. Gosin, 72, has served as our Chief Executive Officer since 1979 and a principal since 1978. Mr. Gosin guides our national and global expansion initiatives and oversees all facets of our day-to-day operations. Mr. Gosin spearheaded our merger with BGC and has since led our acquisition and hiring efforts and increased our annual revenues by over 10 times. An active industry and community leader, Mr. Gosin serves as a member of the Board of Directors of the Partnership for New York City, Trustee of the Citizens Budget Commission, and Trustee of Pace University.

Michael J. Rispoli, 51, has served as our Chief Financial Officer since 2012. As head of the finance and accounting departments, Mr. Rispoli steers our financial activities, with a focus on managing risk and monitoring cash flow. His responsibilities include financial planning and forecasting, accounting, financial reporting, financial due diligence, and analysis and integration of acquisitions. Mr. Rispoli also provides services to our operating partnership and subsidiaries. Prior to joining Newmark, Mr. Rispoli was the Chief Financial Officer of Grubb & Ellis from August 2010 to April 2012 and had served in various capacities with such firm since May 2007. Mr. Rispoli served as executive director and corporate controller at Conexant Systems, Inc. from 2000 to 2007. Mr. Rispoli began his career at PricewaterhouseCoopers as manager of business assurance. Mr. Rispoli is a licensed CPA in the State of New Jersey (inactive).

Stephen M. Merkel, 64, has been our Executive Vice President, Chief Legal Officer and Assistant Corporate Secretary since January 2019 and was our Corporate Secretary from December 2017 to January 2019. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. He joined Cantor in 1993 and oversees all legal and compliance functions. Mr. Merkel has been Executive Vice President and General Counsel of BGC since September 2001 and was its Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel was BGC’s Secretary from June 1999 to January 2019. Mr. Merkel also holds offices at and provides services to various operating partnerships and subsidiaries of Newmark and its affiliates of Cantor and provides services to our operating partnerships and subsidiaries, including BGC U.S. OpCo, BGC Global OpCo and Newmark OpCo. Mr. Merkel also served as the Executive Vice President, General Counsel and Secretary of CF Finance Acquisition Corp, from October 2015 until consummation of its business combination with GCM Grosvenor in November 2020. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel at Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is a founding member of the Board of Directors of the Wholesale Markets Brokers’ Association, Americas. Mr. Merkel graduated with a B.A. magna cum laude from the University of Pennsylvania and received his law degree from the University of Michigan School of Law.

CORPORATE GOVERNANCE

Independence of Directors

Our Board has determined that each of Ms. Bauer and Messrs. McIntyre and Itzkowitz qualifies as an “independent director” in accordance with the published listing requirements of the Nasdaq Stock Market, Inc. (“Nasdaq”). The Nasdaq independence definition consists of a series of objective tests, including that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members. In evaluating Ms. Bauer’s independence, the Board took into consideration her service on the Board of Directors of the National September 11 Memorial & Museum since 2008, an organization where Mr. Lutnick also is a member of the Board of Directors, as well as the fact that Ms. Bauer’s husband was employed by an affiliate of Cantor and subsequent to his death on September 11, 2001, her family received the payments and health care coverage distributed to all affected victims from the Cantor Fitzgerald Relief Fund. In evaluating Mr. McIntyre’s independence, the Board took into consideration his service as an independent director at a public company for which the Company provides an immaterial amount of ordinary course real estate services.

Meetings and Committees of Our Board of Directors

Our Board held 14 meetings during the year ended December 31, 2022. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time. During 2022, each independent director attended 100% of the total number of meetings of the Board and the committees of which he or she was a member, except former Director Michael Snow did not attend the 2022 annual meeting where he did not stand for re-election.

Audit Committee

Our Audit Committee consisted of Ms. Bauer and Messrs. Michael Snow, and McIntyre with Mr. Snow serving as Chair of the Committee from April 29, 2021 until September 28, 2022. Mr. Snow did not stand for re-election at the annual meeting of stockholders on September 28, 2022 (the “2022 Annual Meeting”), and on that date, Mr. McIntyre became Chair of the Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq and under special standards established by the SEC for members of audit committees, and the Committee includes three members who have been determined by our Board to meet the qualifications of an “audit committee financial expert” in accordance with the SEC rules. Our Board has determined that each of Ms. Bauer and Messrs. McIntyre and Itzkowitz meets the qualifications of an “audit committee financial expert.” The Committee operates pursuant to an Audit Committee Charter, which is available at www.nmrk.com/esg/governance under the heading “Independent Audit Committee,” or upon written request from us free of charge.

Our Audit Committee selects our independent registered public accounting firm, consults with our auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our auditors. The Committee also approves all related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics (the “Code of Ethics”) and administers our whistleblower policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters. The Committee pre-approves all audit services, audit-related services and permitted non-audit services to be performed for us by our auditors, subject to certain minimum exceptions set forth in our Audit Committee Charter. The Committee held 15 meetings during the year ended December 31, 2022.

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

Compensation Committee

Our Board of Directors has a Compensation Committee. The Committee consists of Ms. Bauer and Messrs. Itzkowitz and McIntyre with Ms. Bauer serving as Chair of the Committee. Mr. Snow also served on the Committee in 2022 prior to his departure following the 2022 Annual Meeting. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the Newmark Holdings, L.P. Participation Plan, which we refer to as the “Participation Plan,” our Long-Term Incentive Plan, which we refer to as the “Equity Plan” and our Incentive Bonus Compensation Plan, which we refer to as our “Incentive Plan” (together with the Equity Plan and the Participation Plan, the “Newmark Compensation Plans”). The Committee operates pursuant to a Compensation Committee Charter, which is available at www.nmrk.com/esg/governance under the heading “Independent Compensation Committee,” or upon written request from us free of charge. The Committee held 15 meetings during the year ended December 31, 2022.

ESG Committee

Our Board of Directors also has an Environmental, Social and Governance (“ESG”) Committee which was formed in November 2020. The members of the Committee are currently Ms. Bauer and Mr. McIntyre, both of whom are independent directors. Mr. McIntyre is the Chair of the ESG Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for working with management to review ESG initiatives and procedures appropriate to the Company, to provide periodic review of ESG practices and policies to review management’s current ESG strategy to ensure the Company engages in appropriate practices and technologies and to otherwise make recommendations on these matters to the full Board. The Committee operates pursuant to an Environmental, Social and Governance Committee Charter, which is available at www.nmrk.com/esg/governance under the heading “Independent Environmental, Social and Governance Committee,” or upon written request from us free of charge. The Committee held 5 meetings during the year ended December 31, 2022.

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

With respect to qualifications of the members of the Board, the Board generally values broad business experience and independent business judgment in the financial, real estate or in other fields of each member. Specifically, Ms. Bauer is qualified based on her depth of experience in both the technology and government sectors, Mr. Itzkowitz is qualified based on his experience in the financial services industry and his general business experience. Mr. McIntyre is qualified as a result of his extensive experience in the commercial real estate industry and general business experience. Each of Ms. Bauer and Messrs. McIntyre and Itzkowitz is additionally qualified as a result of his or her status as an “audit committee financial expert.”

The following matrix provides information regarding the members of our Board, including certain types of knowledge, skills, experiences and attributes possessed by one or more of our directors which our Board believes are relevant to our business and industry. The matrix does not encompass all of the knowledge, skills, experiences or attributes of our directors, and the fact that a particular knowledge, skill, experience or attribute is not listed does not mean that a director does not possess it. In addition, the absence of a particular type of knowledge, skill, experience or attribute with respect to any of our directors does not mean the director in question is unable to contribute to the decision-making process in that area. The type and degree of knowledge, skill and experience listed below may vary among the members of the Board.

Skills and Experience	Bauer	Itzkowitz	Lutnick	McIntyre
Business Operations	X	X	X
Finance/Accounting	X	X	X	X
Risk Management		X	X	X
Global Business		X	X
Human Capital Management	X		X

Skills and Experience	Bauer	Itzkowitz	Lutnick	McIntyre
M&A		X	X
Other Public Company Board Service and Governance	X	X	X	X
Environmental			X
Real Estate Industry Experience		X	X	X
Global Financial Markets		X	X
Brokerage	X	X	X
Regulatory		X	X
Innovation and Strategy	X		X	X
Ethics and Integrity		X	X
Senior Leadership/CEO	X		X	X
Technology/Information Security	X		X

Chairman of the Board

The Board has determined that, in light of Mr. Lutnick’s control of the stockholder vote of the Company through his control of Cantor, having a separate Chairman of the Board and principal executive officer is not efficient or appropriate for us. Additionally, our Board does not have a lead independent director for the same reason.

We believe that we and our stockholders are best served by having Mr. Lutnick serve as Chairman of the Board and as our principal executive officer. Mr. Lutnick’s role as Chairman, which combines the roles of Chairman of the Board and principal executive officer, promotes unified leadership and direction for our Board of Directors and executive management, and it allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans. Mr. Gosin, who serves as our CEO, and who is not a director, provides strong leadership in strategic initiatives, acquisitions and day-to -day management of the business and industry-leading experience in our markets. Our strong and independent Board members effectively oversee our management and provides vigorous oversight of our business and affairs and any proposed related party transactions. Our Board is composed of active and effective directors, a majority of whom are independent. Three of our four directors meet the independence qualifications in accordance with the published listing requirements of Nasdaq and the SEC and our Board’s standards for determining director independence. Mr. Lutnick is the only member of executive management who is also a director. We believe that requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained through the composition of our Board, the strong leadership of our independent directors and Board committees and our highly effective corporate governance structures and processes.

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

Annual Meetings

The Corporate Governance Guidelines provide that each member of the Board is expected to attend Annual Meetings of Stockholders of the Company. At the 2022 Annual Meeting, held on September 28, 2022, all of the Company’s directors other than Mr. Snow, who did not stand for re-election, were in attendance.

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

Our Board generally discusses cybersecurity and information security risks annually with the Chief Information Officer and other relevant technology and security personnel.

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

ENVIRONMENTAL, SOCIAL AND GOVERNANCE POLICIES AND PRACTICES (ESG / SUSTAINABILITY)

Environmental, Social and Governance (“ESG”) / Sustainability Information

We believe that our ESG policies and practices will create sustainable long-term value for Newmark, our stockholders and other stakeholders, our clients and our employees while also helping us mitigate risks, reduce costs, protect brand value, and identify market opportunities.

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

Newmark supports sustainable business practices and is focused on the steps necessary to establish a sustainability program both internally and for our clients. In 2022, we retained a nationally certified women-owned firm to assist our leadership in this endeavor. We also established an Executive ESG Council, comprised of key Company executives and other senior leaders, to provide direction for Newmark’s ESG and sustainability progress and initiatives.

For more information about these topics, new and evolving initiatives and specific examples of policies and practices, see our website at www.nmrk.com/esg and “Additional ESG/Sustainability Information” below. Unless the context indicates otherwise, references in this ESG and sustainability section to our “employees” includes our professionals who are independent contractors.

Our Fundamental Values

Newmark is an organization built on strong values, employee engagement and ownership. At our core we are committed to our employees by providing them with an opportunity to participate in our success. We believe that by cultivating a dynamic mix of people and ideas, we enrich the performance of our businesses, the experiences of our increasingly diverse employee base, and the level of engagement in the communities in which we operate. We value hard work, innovation, superior client service, strong ethics and governance, equal opportunities, and philanthropy is woven into our corporate culture. We believe these values foster sustainable, profitable growth. We strive to be exemplary corporate citizens and honor high ethical principles in our interactions with other businesses, our employees and the communities in which we live and work. We take corporate social responsibility and sustainability seriously: we want to contribute to the common good.

Set forth below is a discussion of many of our ESG and sustainability policies and practices. These are our values in action.

Human Capital and Social Policies and Practices

We are committed to our people, our stockholders and the community as a whole. We have a variety of programs to incentivize and support our employees, from employee ownership to comprehensive benefits and training. We are also committed to equal opportunity, diversity and other policies and practices designed to fulfill our commitment to social and human capital development.

Attracting and Retaining the Best Talent

Our success depends on our ability to attract and retain talented, productive and skilled brokers, professionals, managers, other employees and independent contractors to transact with our clients in a challenging and regulated environment that is experiencing ever-increasing competition for talent. We are investing in creating a diverse, inclusive and incentivized work environment where our people can deliver their best work every day. In 2021, we were named by GlobeSt.com as one of commercial real estate’s “Best Places to Work.” Newmark was ranked #1 on LinkedIn’s 2022 “Top Companies in Real Estate” list, which ranks the top 25 companies at which to grow a career in the industry.

Flexible, Safe and Empowering Work Environment

To facilitate the retention of our employees, we have maintained our flexible work arrangements implemented during COVID-19, where appropriate, made compensation adjustments, and provided additional benefits, including a 401(k) match.

We have taken significant measures to develop a safe work environment in our offices subject to applicable state and local regulatory requirements. We have established a more flexible hybrid approach in many instances for non-revenue generating roles or for roles which are not office dependent. We have established vaccination requirements in accordance with applicable laws, including time-off for vaccines, coverage for COVID-19 testing and enhanced sick leave.

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

The non-exchangeable partnership units held by our partners are subject to forfeiture (such as if the non-compete, confidentiality or non-solicit provisions of the Newmark Holdings limited partnership agreement are violated), and unvested restricted stock units are subject to service conditions that must be met in order for them to vest into shares of Newmark common stock. In addition, any partnership amounts paid following termination of service generally are paid over a number of years to ensure compliance with post-termination partner obligations. This compensation structure has proven to be highly retentive and since 2015, we have retained 94% of our top-performing producers.

We also enter into various agreements with certain of our employees and partners. Many of these individuals receive loans that may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units, or that may be forgiven over a period of time. These loans provide incentives and promote entrepreneurship and long-term engagement.

Clawbacks and Incentives

The partnership units issued to our executive officers, certain of which, such as PSUs or NPSUs, may be redeemed for zero at any time by the Compensation Committee, as well as partnership obligations under the Newmark Holdings Partnership Agreement, are retentive and provide broad discretion and significant clawback power to the Compensation Committee. We do not currently have a formal general compensation recovery or “clawback” policy for our executive officers and others. See “Compensation, Discussion and Analysis—Clawback, Forfeiture and Recoupment.”

We also enter into various agreements with certain of our employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distributions that these individuals receive on some or all of their limited partnership units or may be forgiven over time. These loans provide incentives and promote retention.

Employee Diversity, Inclusion and Equal Opportunity

We are committed to equal opportunity, diversity and other policies and practices that seek to further our development of a diverse and inclusive workplace. We consider all qualified applicants for job openings and promotions without regard to race, color, religion, gender, sexual orientation, gender identity, national origin or ancestry, age, disability, service in the armed forces, or any other characteristic that has no bearing on the ability of employees to do their jobs well. We continue to develop initiatives to support these values and include qualified, diverse candidates in the interviews process for leadership roles.

We are dedicated to our efforts to achieve pay equity. Our promotion and compensation processes are designed to enable us to treat employees fairly, and our compensation decisions are differentiated based on performance.

Newmark participates in the Corporate Equality Index, a national benchmarking tool measuring policies, practices and benefits pertinent to lesbian, gay, bisexual, transgender and queer (LGBTQ+) employees and was named to GlobeSt.’s 2021 Women of Influence ‘Diversity Champion’ list.

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

We are helping to shape future leaders from a wide variety of backgrounds. We actively participate in various initiatives, including the following:

•	The Mortgage Bankers Association Path to Diversity Scholarship Program;

•	Sponsorship of the Summer Enrichment and Analyst Development Programs run by Artemis Real Estate Partners, a female-owned financial firm with a strong track record in fostering diversity; and

•	Platinum Level sponsorship of the virtual internship program run by the Real Estate Board of New York (REBNY) in partnership with the City University of New York (CUNY) and Project Destined.

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

Employee Engagement, Communication, Management and Leadership Training and Development

We are investing in our employees’ long-term development and engagement by delivering training and development programs and a culture where our people can thrive and maximize their potential. We require mandatory annual training in workplace respect and inclusion, anti-money laundering, and anti-crime, global sanctions, ethics, cyber-security and harassment among other topics. We also provide or support periodic job-specific and other developmental training and support for our employees so they can maximize their potential, as well as tuition reimbursement programs to eligible employees.

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

As a responsible business, we are acutely aware of climate change and other major issues affecting the environment. We also understand the impact commercial real estate can have on the health of the environment. That is why we encourage sustainable building practices, and in our Global Corporate Services business and property management assignments, recommend strategies to clients to maximize energy efficiency, recycle materials and limit waste. These goals apply to Newmark’s offices as well as to the work we do for our clients, whether in selecting a location, building out space or managing an asset.

Newmark’s property, facilities and energy/sustainability management teams work internally and with clients to reduce energy demand and carbon emissions. Newmark is increasingly collecting and measuring environmental data and this data is used to build client strategies around energy efficiency and renewable energy supply initiatives.

In our workplaces, we are studying how to make our own contribution to state, national and global environmental initiatives and to expect the same of our vendors and suppliers when doing business with us. As part of this, we are considering how to minimize our future carbon footprint when planning office renovations and intend to focus our attention in the near term on methods of reducing our greenhouse gas emissions, increasing use of renewable energy, conserving water, and reducing waste generation. Newmark is working with the landlords and property management teams that oversee the buildings we occupy to collect accurate and actionable energy data. As this data becomes more available, Newmark plans to implement energy efficiency initiatives where possible that will help lower our overall carbon footprint. We are also investigating the purchase of renewable energy supply where possible in deregulated energy markets. For all new leased space for Newmark, we generally consider green lease options and in an effort to ensure the workplace is as sustainable as possible.

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

To learn more about policies and practices and our continuing efforts related to Human Capital Management, as well as ESG matters, please refer to the ESG/sustainability section of our website at https://www.nmrk.com/esg for further information and Item 1 “Business” under the heading “Human Capital Management” in our Original Form 10-K. You will also find our Corporate Governance Guidelines, our Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, our Hedging Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website and in our annual proxy statement. The information contained on, or that may be accessed through, our website is not part of, and not incorporated into, this Amendment to our Original Form 10-K.

Business Continuity and Resiliency

We are implementing additional sustainability policies and practices to protect the continuity of our business and operations to maintain and advance long-term stockholder value. These policies and practices include disaster recovery and crisis management protocols to minimize the impact of health emergencies and natural or other disasters on our operations. We maintain concurrent data centers in the United States, providing backup of our computer systems and capacity for our employees to work remotely during crises. These policies and practices enabled our employees to maintain a high level of performance while working in offices or remotely during the COVID-19 pandemic in compliance with relevant rules and regulations in applicable jurisdictions, and in preservation of the health, safety and welfare of our workforce.

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

Newmark actively encourages our producers, managers and other employees to support the communities in which we live and operate through volunteerism and philanthropy. In 2022, we supported hospitals, universities, food banks and community-based organizations focused on childhood development and education and programs for the disabled, families and the financially disadvantaged. Some of the charities include: American Cancer Society, Big Brothers, Big Sisters, Boston Children’s Hospital, Bowery Mission, Boys & Girls Clubs, Breaking Ground, Creative Art Works, Food First, Homes Fit for Heroes, Junior Achievement, National Kidney Foundation, Navy Seals Foundation, Northern Virginia Family Services, Pace University and United Jewish Appeal.

We actively encourage volunteerism from our people and we proudly support our clients in their charitable efforts. To encourage our professionals to engage in civic and charitable efforts, we have a matching program for charities that fit within Newmark’s overall charitable mission.

As part of these values in action, we offer a Volunteer Time Off program to support individual employee volunteerism in the communities in which they work and live. All full and part-time regular employees are eligible to utilize one paid workday (whole day or two half-days) each calendar year to volunteer with bona fide charitable organizations of their choice. Participation is growing and as office life normalizes and pandemic measures begin to recede we will encourage broader use of this benefit and participation by employees in charitable and community service activities within all of our office communities.

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

Additional information about all of our charitable efforts is available at www.nmrk.com/esg/social.

Corporate Governance Policies and Practices

Our commitment to good corporate governance policies and practices is demonstrated by our Corporate Governance Guidelines, our rigorous Code of Ethics, the charters of the Audit, Compensation and ESG Committees of our Board, our Hedging Policy and our other corporate governance policies and practices. Some highlights of our corporate governance policies and practices include the following:

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

Board Diversity Matrix

The table below provides certain highlights of the composition of our Board members as of April 28, 2023. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Rule 5605(f).

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

Code of Business Conduct and Ethics and Professional Integrity

Our corporate values and strong policies and procedures regarding ethics, conflicts of interests, related party transactions and similar matters are contained in our Code of Ethics. This commitment applies to members of our Board, executive officers, other officers and our other covered employees globally. The Code of Ethics and its training modules are circulated in local languages and training and certifications are conducted annually for all employees. Annual written certifications are required. Potential violations and disclosures globally are reviewed annually by executive management and escalated to the Audit Committee. Director and executive officer disclosures are reviewed by the Audit Committee on an annual basis. The Code of Ethics is available on our website at www.nmrk.com/esg/governance under the heading “Code of Business Conduct and Ethics and Professional Integrity.” In 2021, we adopted a global anti-bribery and corruption policy. See “Compliance and Anti-Financial Crime Policy and Bribery and Corruption” below.

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

Global Anti-Bribery and Corruption Policy

In 2022, we implemented a global policy to combat bribery and corruption through a clear set of policies and procedures outlining anti-bribery and corruption standards, procedures and annual employee training. The policy specifically defines Bribery and Corruption and provides for management and Board oversight. Further information on this policy can be found on our website at the following link: www.nmrk.com/esg/governance under the heading “Global Anti-Bribery and Corruption Policy.”

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

Cyber-Security and Information Security Program

We are committed on a Company-wide basis to combating the global threat of cyber-attacks and to securing our business through our information security programs to operate with confidence, through a deep understanding of cyber-security risks, vulnerabilities, mitigations, and threats. We have a global cyber-security program applicable to all subsidiaries and business lines. We conduct periodic internal and external vulnerability audits and assessments and penetration testing and provide periodic training to employees and independent contractors. Further information on this program can be found on our website at the following link: www.nmrk.com/esg/governance under the heading “Cyber-Security and Information Security Program.”

Data Privacy Policy

We have a global data privacy policy applicable to all subsidiaries and business lines. We are committed to conducting our business in line with the right to privacy set forth in the Universal Declaration of Human Rights (Article 12). As such, we are committed to handling personal data responsibly and recognize the privacy rights of persons involved in our business dealings. Our policy provides a mechanism for data subjects to raise concerns about personal data and privacy as well as a right of access to personal information, rights to correct or amend such information and the right to request deletion of such personal information. Further information on this program can be found on our website at the following link: www.nmrk.com/esg/governance under the heading “Data Privacy Program.”

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

Additional ESG / Sustainability Information

To learn more about our policies and practices and our continuing efforts related to Human Capital Management, ESG and sustainability matters, please refer to the ESG / sustainability section of our website at www.nmrk.com/esg and to our periodic reports filed under the Exchange Act for further information. You may also find our Corporate Governance Guidelines, Code of Ethics, the charters of the committees of our Board of Directors, Hedging Policy, Environmental Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this document.

STOCKHOLDER ENGAGEMENT

Our Board of Directors and management value the opportunity to engage with our stockholders and gain insight year-round on their views on a broad range of topics, including our strategy, financial performance, executive compensation, corporate governance, human capital management, including diversity and inclusion, and environmental and social goals. Our Board of Directors receives reporting on feedback from investors and stockholder voting results. In addition, our management routinely engages with investors at conferences and other forums. We also speak with proxy advisors to discuss, and receive feedback on, our governance practices and executive compensation programs. Feedback from investors informs the Board’s ongoing review of governance and compensation matters.

In recent years, we have also enhanced our engagement strategy through:

•	Information available on our website including SEC alerts, more detailed financial and operational disclosures in our investor presentations and supplemental Excel tables;

•	Commercial real estate-focused market reports, white papers, and thought leadership; and

•

Investor meetings, analyst and investor days, and conferences, including nearly 140 investment community interactions in 2022 and over 250 such interactions in 2021, which is when we held our last investor and analyst day event. This was in addition to the several hundred who listened to one or more of our quarterly financial results conference calls.

In 2022 we reached out to institutions who collectively represented the majority of Newmark shares held by active professional investors. Of those who engaged with us, our interactions with them covered topics including industry trends, business trends and strategy, capital allocation, geographic and business line expansion, our recruitment and retention policies, key drivers of our growth, ESG, corporate governance matters, board composition and diversity, our executive compensation program, and ways to enhance our disclosures. We also periodically engage a third-party research firm to conduct anonymous surveys of our top institutional owners and the broader investment community to solicit candid feedback on these and other issues.

We look forward to further expanding our communication with stockholders and will continue to consider their views and perspectives, as appropriate, in making governance decisions and establishing strategic direction for the Company going forward.

SECTION 16(a) BENEFICIAL OWNERSHIP

REPORTING COMPLIANCE

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock, par value $0.01 per share (“Class A common stock”), are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2022 and 2023 through the date hereof, the Company believes that all reports were filed on a timely basis with respect to transactions in 2022 and 2023 through the date hereof.

CODE OF ETHICS AND

WHISTLEBLOWER PROCEDURES

Our Board of Directors has adopted a Code of Ethics that applies to members of our Board of Directors, our executive officers, other officers and our covered employees globally. The Code of Ethics is publicly available on our website at www.nmrk.com/esg/governance under the heading “Code of Business Conduct & Ethics.” If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we intend to publicly disclose such amendment or waiver by posting information about such amendment or waiver on our website.

In accordance with the requirements of the Sarbanes-Oxley Act of 2002, the Audit Committee has established our whistleblower policy, which sets forth procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, or auditing matters, and for the confidential, anonymous reporting of employee concerns regarding questionable accounting or auditing matters. The Chief Legal Officer and the Corporate Secretary, and his, her or their designees and the Chair of the Audit Committee will direct the investigation of any such complaints in accordance with the procedures. Our whistleblower policy is publicly available on our website at www.nmrk.com/esg/governance under the heading “Whistleblower Complaint and Investigation Procedures for Accounting, Internal Controls, Auditing Matters and Employment and Labor Practices.” Information available on our website is not incorporated herein by reference.

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

Effect of the Separation and Spin-Off on Executive Compensation

Prior to our IPO, we did not have a Board of Directors or a Compensation Committee. Following our IPO, our executive compensation program was designed and implemented by the Compensation Committee of our Board of Directors and is described below. For 2020, 2021 and 2022, year-end compensation for each of our executive officers, including compensation awarded under the Newmark Compensation Plans, was determined by our Compensation Committee.

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

As a result of the Separation, and due to the fact that certain BGC awards granted pursuant to the BGC compensation plans prior to the Separation became, upon the Separation, awards of interests in both BGC Holdings and Newmark Holdings, when we refer generally to partnership units that may be awarded as part of compensation (i.e., NPSUs, PSUs, PPSUs, LPUs and PLPUs), we are referring to such units as may be awarded under both the BGC compensation plans and the Newmark Compensation Plans, and when we refer to specific awards, we are referring to awards under the Newmark Compensation Plans, unless otherwise indicated.

In connection with the Spin-Off, holders of BGC Partners restricted stock awards participated in the distribution as if such holders held unrestricted shares of BGC Partners common stock, and following the Spin-Off, any shares of Newmark common stock issued in respect of restricted BGC Partners common stock remained subject to any vesting, lapse or forfeiture restrictions applicable to the restricted BGC Partners shares prior to the Spin-Off. Restricted stock unit (“RSU”) awards outstanding at the time under the Seventh Amended and Restated BGC Partners, Inc. Long Term Incentive Plan (the “BGC Equity Plan”), which was in effect at the time of the Spin-Off, were adjusted so that each holder of a BGC Partners RSU award continued to hold a BGC RSU award covering BGC Partners Class A common shares, but also received a Newmark RSU award covering

Newmark Class A common shares on an “as distributed basis” in order to reflect the impact of the Spin-Off on the pre-Spin-Off BGC Partners RSU awards. Such RSUs generally have the same terms, including vesting terms, as the pre-Spin-Off BGC Partners RSU awards, subject to any adjustments made by the Compensation Committee of the BGC Partners Board of Directors.

COMPENSATION DISCUSSION AND ANALYSIS

Background

Our principal executive officer for 2022 was our Chairman, Howard W. Lutnick, and our principal financial officer for 2022 was our Chief Financial Officer, Michael J. Rispoli. Our other two executive officers for 2022 were Barry M. Gosin and Stephen M. Merkel.

For 2020, 2021 and 2022, the compensation determined and approved by our Compensation Committee for Newmark matters for Messrs. Lutnick, Gosin, Merkel and Rispoli is reflected in full below. In each case compensation includes salary, other cash compensation and non-cash compensation.

The following compensation discussion and analysis describes the material elements of our executive compensation program for 2022, including aspects of our executive compensation program which were designed and implemented by the Compensation Committee of our Board of Directors in March 2023, at which time 2022 year-end compensation decisions with respect to each of our executive officers were reviewed and approved.

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

We believe that the compensation of our executive officers should reflect their success in attaining key corporate objectives, such as growth or maintenance of market position, success in attracting and retaining qualified brokers and other professionals, increasing or maintaining revenues and/or profitability, developing new products and marketplaces, completing acquisitions, dispositions, restructurings, and other value-enhancing transactions and integrating any such transactions, as applicable, meeting established goals for operating earnings, earnings per share and increasing the total return for stockholders, including stock price and/or dividend increases,and maintaining and developing customer relationships and long-term competitive advantage. Such objectives may also include the ability to respond to extraordinary events and manage the business under changing health, environmental, microeconomic and financial circumstances. Although the vote is advisory and non-binding on the Board, the Compensation Committee considers the results of the “say-on-pay” vote.

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

Overview of Compensation and Processes

For 2022, executive compensation was composed of the following principal components: (i) a base salary, which is designed to retain talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award that is intended to tie financial rewards to the achievement of the Company’s short- or longer-term performance objectives; and (iii) an incentive program that is designed to promote the achievement of short- and long-term performance goals and to align the long-term interests of executive officers with those of stockholders through the grant of awards. In all cases, performance objectives and goals relate to the performance of our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.

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

From time to time, the Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2022, Korn Ferry (the “Compensation Advisor”) advised the Committee. The Committee retained the Compensation Advisor to provide surveys, information, and other assistance with respect to pay practices and compensation levels at the Company’s peer group and other companies, and the Committee discussed with the Compensation Advisor all compensation arrangements for 2022. For 2022, the Committee and the Compensation Advisor also reviewed additional pay for performance considerations and metrics and other measures including financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and non-GAAP financial results, changes in margins, investment sales, origination and mortgage broker market share, fees from management services, servicing, and other, catalyst transactions, acquisitions, and strategy and management responsibility, challenges and risk management, international expansion and other specific line items and measures in order to review financial performance and consider compensation awards. The Committee reviewed the Company’s total revenues as a key performance measure for 2022. While the Committee does take into consideration such peer data and percentiles, the Committee does not attempt to benchmark executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis. The Committee considered whether the Compensation Advisor had any conflicts of interest in advising the Committee. The Committee considered whether the Compensation Advisor had been providing services of any other nature to the Company; the amount of fees received from the Company by the Compensation Advisor; the policies and procedures adopted by the Compensation Advisor that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by the Compensation Advisor who worked on Company matters and any member of the Committee; whether any business or personal relationship existed between such consultants and any of our executive officers; and whether the Compensation Advisor or such consultants hold any of our Class A common stock. The Compensation Advisor also provide services to the compensation committee of the board of directors of BGC Partners from time to time. Upon evaluating such considerations, the Committee found no conflicts of interest in the Compensation Advisor advising the Committee.

Our policy for allocating between currently paid short- and long-term compensation is designed to ensure adequate base compensation to attract and retain talented executive officers, while providing incentives to maximize long-term value for our Company and our stockholders. Cash compensation is provided in the form of base salary to meet competitive salary norms and reward superior performance on an annual basis, and in the form of bonuses and awards for achievement of specific short-term goals or in the discretion of the Compensation Committee. Equity and partnership awards reward superior performance against specific objectives and long-term strategic goals and assist in retaining executive officers and aligning their interests with those of our Company and our stockholders. From time to time, we may provide additional equity or partnership awards on a periodic basis to reward superior performance, which awards may provide further long-term retention incentives.

Base salaries for the following year are generally set for our executive officers at year-end meetings of the Compensation Committee or in the early part of the applicable year. At these meetings, the Committee also approves incentive bonuses under the Incentive Plan for the prior year and any discretionary bonuses and grants of equity and partnership awards under our Equity Plan and the Participation Plan to our executive officers.

At or around the year-end Compensation Committee meetings, our Chairman, Mr. Lutnick, makes compensation recommendations to the Committee with respect to the other executive officers. Such executive officers are not present at the time of these deliberations. With respect to its determination of the Chairman’s compensation, the Committee shall consider such information received from the Chairman as it deems necessary or appropriate. The Committee deliberates separately in executive sessions with the Compensation Advisor as to all executive officers other than Mr. Lutnick in the presence of Mr. Lutnick, and separately in executive sessions with the Compensation Advisor as to all executive officers, including Mr. Lutnick. The Committee may accept or adjust Mr. Lutnick’s recommendations and makes the sole determination of the compensation of all of our executive officers. In accordance with our Corporate Governance Guidelines, the Committee shall review and evaluate, at least annually, the performance and leadership of Mr. Lutnick as Chairman and Mr. Gosin as CEO. Based upon the results of this evaluation, and input from the Compensation Advisor, the Committee reviews and approves Mr. Lutnick’s and Mr. Gosin’s compensation.

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

In designing and implementing our executive compensation program, our Compensation Committee considers our operating and financial objectives, including our risk profile, and the effect that our executive compensation decisions will have on encouraging our executive officers to take an appropriate level of business, operational and market risk consistent with our overall goal of enhancing long-term stockholder value. In particular, the Committee considers those risks identified in our risk factors and the known trends and uncertainties identified in our management discussion and analysis, and considers how our executive compensation program serves to achieve its operating, financial and other strategic objectives while at the same time mitigating any incentives for executive officers to engage in excessive risk-taking to achieve short-term results that may not be sustainable in the long-term. Our Committee may also consider specific performance measures or grants based on specific events including catalyst transactions or significant acquisitions or particular strategic efforts, hires or transactions.

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

Discretionary and Retentive Partnership Opportunities

To incentivize executive officers and hold them accountable to stockholders, our Compensation Committee uses a variety of highly retentive partnership units issued under the Participation Plan. These partnership awards are granted as a tax-efficient, strongly retentive, and risk-appropriate means to align the interests of the executive officers with those of our long-term stockholders. For executive officers, these grants may include NPSUs, along with PSUs and PPSUs. The Committee believes that the features of the units, coupled with the discretion of the Committee to grant the right to partnership distributions, exchangeability into shares of Class A common stock of Newmark, and various liquidity opportunities, create a best-in-class form of incentive award for our executives. Until such units are made exchangeable into shares of Class A common stock or exchanged for cash or, in some cases, made exchangeable into another partnership unit with a capital account such as a HDU, at the discretion of the Committee, these units are generally forfeitable for any reason, subject to certain exceptions.

We believe this incentivizes performance. These partnership units may be redeemed for zero by the Committee at its discretion while in non-exchangeable form. Traditionally, the Committee generally has not granted options and equity-based awards such as RSUs to executives and emphasized instead these flexible and retentive limited partnership units. The Committee has recently granted NPSUs, along with PSUs/PPSUs, and HDUs, provided as long-term incentives to executive officers, which awards are generally coupled with performance-based grants of exchange rights and cash settlement awards. The Committee may consider RSUs and options, as well as partnership units and other forms of compensation, in future grants. NPSUs are subject to adjustment at the time of conversion into PSUs based on the then-applicable exchange ratio.

NPSUs have no value for accounting or other purposes at the time of grant, do not participate in quarterly partnership distributions, are not allocated any items of profit or loss and may not be made exchangeable into shares of Class A common stock. Grants of NPSU awards are highly discretionary and provide additional flexibility for the Compensation Committee to determine the timing and circumstances of replacing such units with units that earn partnership distributions and any rights to exchange such units for shares of Class A common stock or cash. NPSUs have generally been granted to our executives in the event of business developments, changing compensation requirements or other factors, or in connection with execution of long-term employment arrangements.

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

Executive officers may also receive PPSUs. These units are preferred limited partnership units that may be awarded to holders of, or contemporaneously with the grant of, PSUs. PPSUs are entitled to a preferred distribution of net profits of Newmark Holdings and/or BGC Holdings, as applicable, but otherwise are not entitled to participate in quarterly distributions. PPSUs cannot be made exchangeable into shares of Class A common stock, and can only be exchanged for cash, at the determination price on the date of grant, in connection with an exchange of the related PSUs or HDUs, and therefore are not included in our fully diluted share count. PPSUs are expected to provide a mechanism for issuing fewer aggregate share equivalents than traditionally issued in connection with our compensation and to have a lesser overall impact on our fully diluted share count. The ratio of the grant of PPSUs to traditional units (e.g., PSUs) is expected to approximate the compensatory tax rate applicable in the relevant country jurisdiction of the partner recipient. The determination price used to exchange PPSUs for cash is determined by the Compensation Committee on the date of the grant of such unit and is based on a closing trading price of Class A common stock identified by the Committee on such date.

Over time, as compensation goals are met and our executives are awarded other incentives, the Compensation Committee may choose, in its sole discretion, to grant an exchange right with respect to a PSU, thereby creating a potential liquidity event for the executive and creating a value for accounting purposes. The life cycle of these units, as they may evolve from NPSUs to shares of Class A common stock, provides the Committee and the Board of Directors with superior opportunities to retain and incentivize executives and employees in a tax-efficient and discretionary manner.

Until non-exchangeable units are made exchangeable into a share of Class A common stock or exchanged for cash at the discretion of the Committee, they are generally forfeitable for any reason, subject to certain exceptions. We believe this incentivizes performance.

Our executive officers have much of their personal net worth in a combination of our equity-based awards and non-exchangeable and exchangeable limited partnership units and RSUs. Messrs. Lutnick, Gosin, Merkel and Rispoli hold limited partnership units in Newmark Holdings. Mr. Rispoli also holds RSUs in Newmark. Mr. Lutnick holds additional partnership interests in Cantor, which, through its and CF Group Management, Inc.’s (“CFGM”) ownership of shares of our Class B common stock, controls approximately 58.6% of the total voting power of the outstanding Newmark common stock as of December 31, 2022. Mr. Merkel also holds additional partnership interests in Cantor.

Tax and Accounting Treatment

Section 162(m) of the U.S. Internal Revenue Code of 1986 (the “Code”) eliminates a corporation’s tax deduction in a given year for payments to certain executive officers in excess of $1,000,000. We do not currently expect that decisions relating to compensation will be significantly impacted by Section 162(m) matters on a going forward basis. The Committee retains negative discretion to reduce or withhold performance-based compensation to our executive officers, including after taking into consideration changing business conditions or the executive officer’s individual performance.

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

For GAAP purposes, a compensation charge is recorded on PSUs and similar limited partnership units if and when an exchange right is granted to such units to acquire shares of Class A common stock, and the charge is based on the market price of Class A common stock on the date on which the exchange right is granted, regardless of when such exchange occurs. Additionally, when the exchange actually occurs, a U.S. federal income tax deduction is generally allowed equal to the fair market value of a share of Class A common stock on the date of exchange.

For GAAP purposes, if shares of restricted stock granted are not subject to continued employment or service with us or any of our affiliates or subsidiaries, even if they are subject to compliance with our customary non-compete obligations, the grant-date fair value of the restricted stock will be expensed on the date of grant.

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

Clawback, Forfeiture and Recoupment

The partnership units issued to our executive officers, certain of which, such as PSUs or NPSUs, may be redeemed for zero at any time by the Compensation Committee, as well as partnership obligations under the Newmark Holdings Partnership Agreement, are retentive and provide broad discretion and significant clawback power to the Compensation Committee. We do not currently have a formal general compensation recovery or “clawback” policy.

Further, our policy is to provide much of our compensation through highly retentive partnership units or other equity with strong vesting mechanisms. Accordingly, we do not require additional share ownership or hold-through-retirement thresholds.

Consideration of Peer Data for 2022

As part of its compensation process, the Compensation Committee considered both the 2022 performance and year-on-year growth of various financial metrics for the year ended December 31, 2022, which represented the latest public financial information available at the time, as compared with the disclosed growth rates for these same metrics at our full-service U.S. listed peers. These peers were CBRE Group, Inc., Colliers International Group Inc., Jones Lang LaSalle Incorporated, Savills Plc and Cushman & Wakefield plc. The metrics included GAAP and non-GAAP financial results, changes in margins, Newmark’s origination and mortgage broker market share, and fees from management services, servicing and other. The data indicated that Newmark’s growth in each of these metrics meaningfully exceeded the average year-on-year growth rates for these peers over this period. The Committee also reviewed our relative performance versus these peers in individual Americas business lines including leasing, capital markets and mortgage banking, valuation and advisory, and other areas of management services, as well as our market share in investment sales. Performance data is provided to the Committee by management and the Compensation Advisor.

As discussed under “Overview of Compensation and Processes,” while we use market data from peer companies as a reference point for evaluating our executive compensation program, we do not benchmark against any specific compensation level or metric.

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

For 2022, Mr. Lutnick spent approximately 33% of his time on our matters and Mr. Merkel spent approximately 25% of his time on our matters and they expect to spend approximately the same percentage of time on Newmark matters in 2023. These percentages may vary in 2023 depending on business developments at Newmark or Cantor, BGC Partners or any of our or their respective affiliates. Messrs. Gosin and Rispoli spend all of their time on our matters, including on investments or ventures.

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

Base Salaries for 2023

Base salary and similar cash payment rates for 2023 were established in March 2023 by our Compensation Committee with respect to each of our executive officers, based on their continuing qualifications, experience and responsibilities. The base rate for 2023 was continued at $1,000,000 for Messrs. Lutnick and Gosin. The base rate for Mr. Rispoli for 2023 was continued at $850,000, and the base rate for Mr. Merkel for 2023 was continued at $500,000.

Bonus Compensation

Notwithstanding the elimination of the exception to the $1,000,000 limit on deductibility for qualified performance-based compensation under Section 162(m) of the Code pursuant to the Tax Cuts and Jobs Act, we intend to award performance-based compensation in the form of bonuses to our executive officers, including pursuant to the Incentive Plan. The Compensation Committee believes that such performance-based compensation appropriately aligns the interests of our executive officers with the interests of our stockholders.

With respect to each performance period, our Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for that performance period. These performance criteria, which may vary from participant to participant, will be determined by the Committee and may be based upon one or more of the following financial performance measures and may be expressed on an absolute and/or relative basis and on a GAAP or non-GAAP basis:

•	pre-tax or after-tax net income;

•	pre-tax or after-tax operating income;

•	total or gross revenues or similar items;

•	profit, earnings or other margins;

•	stock price, dividends and/or total stockholder return;

•	EBITDA measures;

•	cash flow(s);

•	market share;

•	pre-tax or after-tax earnings per share;

•	pre-tax or after-tax operating earnings per share;

•	expenses;

•	return on investment or equity;

•	environmental, social, governance or similar criterias; or

•

strategic business criteria, consisting of one or more objectives based on meeting specified revenue, market penetration, or geographic business expansion goals, cost targets, goals relating to acquisitions, strategic hires, dispositions or divestitures, or any combination thereof.

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

Incentive Plan Bonus Guidelines for 2022

In the first quarter of 2022, our Compensation Committee determined that Messrs. Lutnick, Gosin, Rispoli and Merkel, our executive officers for 2022, would be participating executives for 2022 in our Incentive Plan.

For 2022, our Compensation Committee used the same performance criteria for all the executive officers and set individual bonus opportunities for 2022 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieved operating profits or Adjusted Earnings annually for 2022, as calculated on substantially the same basis as in the Company’s 2021 year-end earnings release, or (ii) the Company achieved improvement or percentage growth in gross revenue or total transaction volumes for any product annually for 2022 as compared annually to 2021 over any of its peer group members or industry measures, as reported in the Company’s 2022 earnings release, in each case calculated on substantially the same basis as in the Company’s 2021 earnings release, and compared to the most recently available peer group information or industry measures, (each of which we refer to as a “Performance Goal”) in each case subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin-offs or any other extraordinary corporate transactions in accordance with the Bonus Plan, the Incentive Plan and the Participation Plan, as applicable.

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

Incentive Plan Bonuses Awarded for 2022

On March 30, 2023, having determined that the Performance Goals established in the first quarter of 2022 had been met for 2022, our Compensation Committee made awards, effective as of April 1, 2023, to certain of the participating executive officers for 2022 under our Incentive Plan. The awards were granted using a stock price of $6.95 on March 30, 2023, as adjusted by the 0.9303 exchange ratio (as defined herein) in effect as of such date, resulting in $6.47, and provided a combination of short- and long-term incentives that align the Company’s financial performance with its executive compensation. In addition to short-term cash compensation awarded to certain executives, the Committee awarded significant portions of its 2022 compensation to all executives in the form of long-term partnership units. These units are eligible for partnership distributions, if any, in the current period, which are tied to the Company’s current and future earnings and may rise and fall with the Company’s results and market conditions in a given period. The units awards, however, are issued as non-exchangeable and the non-Preferred Unit awards may be made exchangeable into the Company’s Class A common stock at a future time at the Committee’s discretion, thus incentivizing future performance by aligning it with the Company’s stock price.

In making its year-end bonus determination for 2022, the Committee considered both 2022 performance and future strategic positioning and catalyst transactions, as well as the Company’s financial performance as a whole as compared to its peers including improvements in productivity, fees from management services, certain U.S. investment sales, and total debt volumes over the U.S. industry. The impact of any of these measures during 2023 or beyond may materially impact the value of current and previous partnership awards, thus aligning the interests of the executives with those of our stockholders. All of such 2022 partnership awards are forfeitable in the event that any such executive was to leave the Company and compete or otherwise violate applicable partnership obligations. These awards were also expected to incentivize our executive officers with respect to future performance and encourage ongoing contributions to our business.

The specific Incentive Plan awards to our executive officers for 2022 were as follows:

•

Mr. Lutnick’s aggregate bonus of $9,000,000 for 2022 was paid $4,000,000 in current cash compensation and $5,000,000 in a long-term partnership award represented by 772,798 non-exchangeable Newmark Holdings PSUs at $6.47 per unit. The Compensation Committee noted Mr. Lutnick’s efforts in historic catalyst transactions and strategic guidance and emphasis on positioning the Company for expected future results and the results of our business in determining Mr. Lutnick’s award for the year.

•

Mr. Rispoli’s aggregate bonus was paid $500,000 in current cash compensation. The Compensation Committee noted his leadership and efforts with respect to recent efforts in a challenging economic environment in 2022 as well as his contribution to the Company’s acquisitions and treasury matters in awarding his bonus for the year.

•

Mr. Merkel’s aggregate bonus of $1,000,000 for 2022 was paid $500,000 in current cash compensation and $500,000 in a long-term partnership award represented by 38,640 non-exchangeable Newmark Holdings PSUs and 38,640 non-exchangeable Newmark Holdings PPSUs with a determination price of $6.47 per unit. The Compensation Committee noted his strategic guidance and overall leadership of the Company’s complex business, legal and regulatory matters during the year.

Employment Agreement Awards

Messrs. Gosin and Rispoli received certain awards for 2022 pursuant to the terms of their respective employment agreements, in lieu of awards under the Incentive Plan in the case of Mr. Gosin and in addition to an Incentive Plan award in the case of Mr. Rispoli. Messrs. Gosin and Rispoli’s respective employment agreements provide for certain annual awards through 2025 and 2027, respectively, but also allow the Compensation Committee to grant additional discretionary annual bonuses, including under the Incentive Plan.

Pursuant to the employment agreement that Mr. Gosin executed on February 10, 2023 (the “Gosin Employment Agreement”), Mr. Gosin’s 2022 bonus of $1,500,000 was paid in current cash compensation. Also pursuant to the Gosin Employment Agreement, Mr. Gosin received 4,581,900 non-exchangeable Newmark Holdings NPSUs issued at $8.73 per unit (which was the closing price of Newmark’s Class A common stock on February 10, 2023), of which 1,145,475 non-exchangeable NPSUs, or $10,000,000 at $8.73 per unit, was attributed by the Compensation Committee to compensation for fiscal year 2022. These 1,145,475 non-exchangeable NPSUs were converted into non-exchangeable PSUs on April 1, 2023. Although these non-exchangeable NPSUs were considered compensation for 2022, due to SEC rules they will not appear in the Summary Compensation Table for 2022, and the aggregate amount of Mr. Gosin’s non-exchangeable NPSU award pursuant to his employment agreement will appear in the Summary Compensation Table for 2023. See “Employment Agreements—Gosin Employment Agreement” below for more information on the schedule and criteria for these non-exchangeable NPSUs to convert into non-exchangeable PSUs and receive exchangeability. The Compensation Committee noted in particular Mr. Gosin’s contributions to the Company’s strategic efforts, his real estate domain expertise, creative ideas and skills regarding the future of the Company.

Pursuant to Mr. Rispoli’s employment agreement, dated September 29, 2022 (the “Rispoli Employment Agreement”), on October 1, 2022, Mr. Rispoli received an aggregate of 750,000 RSUs, which will vest over a seven-year schedule. Of these RSUs, the Compensation Committee attributed 100,000 RSUs to the signing of the Rispoli Employment Agreement, and 150,000 RSUs to compensation for fiscal year 2022. See “Employment Agreements—Rispoli Employment Agreement.”

Incentive Plan Bonus Guidelines for 2023

In April, 2023, the Compensation Committee determined that Messrs. Lutnick, Gosin, Merkel and Rispoli, our current executive officers, would be participating executives for 2023 in the Incentive Plan. For 2023, the Committee established performance criteria for all executive officers and set a bonus for 2023 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieves operating profits or Adjusted Earnings annually for 2023, as calculated on substantially the same basis as in the Company’s 2022 year-end earnings release, or (ii) the Company achieves improvement or percentage growth in gross revenue or total or net transaction volumes for any product annually for 2023 as compared to 2022 over any of our peer group members or other industry measures, as reported in its 2023 earnings release, in each case calculated on substantially the same basis as in its 2022 earnings release, and compared to the most recently available peer group information or other industry measures, in each case, subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin-offs or any other extraordinary corporate transactions in accordance with the Incentive Plan, Equity Plan and the Participation Plan, as applicable. As each of the Company’s executive officers also provides services to certain of our operating partnerships and subsidiaries, potential bonuses for 2023 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.

The Compensation Committee determined that the payment of any such amount may be in the form of cash, shares of Class A common stock, limited partnership units or other equity or partnership awards permitted under the Equity Plan, the Participation Plan or otherwise. The extent determined to reflect the portion of an executive officer’s compensation related to services performed for a particular subsidiary, entity or affiliate as noted above, the cost of compensation awarded under any of the Newmark Compensation Plans shall be borne by such operating partnership or entity. The Committee, in its sole and absolute discretion, retains the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which Performance Goals or any other corporate, as well as individual, performance objectives have been achieved. The Committee further retains discretion to authorize bonuses and other awards to the participating executives regardless of whether or not such bonuses and awards are tax deductible under tax law in effect at the time of such bonuses and awards.

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

Our policy is generally to award year-end grants to executive officer recipients and non-executive employees effective April 1 of the following year. Grants, if any, to newly hired employees are effective on the first day of the quarter following the employee’s first day of employment. In addition, from time to time the Company may offer compensation enhancements or modifications to employees that it does not offer to its executive officers.

The exercise price of all equity-based compensation is set at the closing price of our Class A common stock on the Nasdaq Global Select Market on the date of grant. As discussed above, with respect to limited partnership units and other equity or partnership awards, grants may be made based on a dollar value, with the number of units or shares determined by reference to the market price of our Class A common stock on the date of grant, or based on a specified number of awards.

Replacement and Exchange Right Grants in Respect of 2022

From time to time, the Compensation Committee generally approves monetization of previously issued and outstanding units and shares in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration the retentive impact of the remaining units held by the executives. The 2022 monetizations described below were approved by the Compensation Committee.

Messrs. Lutnick, Gosin and Merkel received no standalone monetization with respect to 2022. See below under “Standing Policy for Mr. Lutnick” for a description of the exchange rights and/or other monetization rights granted to him with respect to 2022. In connection with signing the Rispoli Employment Agreement on September 29, 2022, Mr. Rispoli received immediate exchangeability on 25% of his then currently held 88,079 non-exchangeable PSUs and 87,049 non-exchangeable PPSUs (such 25% totaled 23,560 PPSUs with a value of $283,527 and 20,221 PSUs), and will receive monetization rights on another 25% of such units held as of September 29, 2022, split pro-rata into one-fifth (1/5) increments, on or as soon as practicable after October 1 of each of 2023-2027, to the extent such units had not previously been given monetization rights, with each monetization contingent upon Mr. Rispoli performing substantial services exclusively for us or any affiliate, remaining a partner in Newmark Holdings, and complying with the terms of the Rispoli Employment Agreement and any of his obligations to Newmark Holdings, us or any affiliate through such dates.

Replacement and Exchange Right Grants in Respect of 2021

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

2019 Newmark NPSU Awards

In connection with the 2018 year-end compensation cycle, the Compensation Committee previously approved the issuance of 500,000 Newmark Holdings NPSUs and 500,000 Newmark Holdings NPPSUs with a determination price of $10.05 per unit to Mr. Lutnick, effective April 1, 2019. The terms of those awards provided that on or about each April 1 of 2020, 2021, 2022, and 2023, the Partnership shall grant an aggregate award of 125,000 non-exchangeable Newmark Holdings PSUs and 125,000 non-exchangeable PPSUs in replacement of 125,000 Newmark Holdings NPSUs and 125,000 Newmark Holdings NPPSUs (which, upon replacement, shall be cancelled and no longer exist), provided that (i) Newmark, inclusive of its affiliates thereof, earns, in aggregate, at least USD 5 million in gross revenues in the calendar quarter in which the applicable award of Newmark Holdings PSUs or PPSUs is to be granted and (ii) except in the event of death prior to the applicable grant date, Mr. Lutnick remains an employee of Newmark or an affiliate thereof and has at all times remained in compliance with the Newmark Holdings partnership agreement. Mr. Lutnick exercised his rights on December 21, 2021 pursuant to the standing policy for Mr. Lutnick to redeem his remaining 250,000 Newmark Holdings NPPSUs issued effective April 1, 2019. Pursuant to this grant, on April 1, 2023, the Company granted Mr. Lutnick an aggregate award of 125,000 non-exchangeable PSUs in replacement of the remaining 125,000 NPSUs.

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

In accordance with Mr. Lutnick’s right under his existing standing policy, and in connection with the 2021 Equity Event, upon the approval of the Newmark Compensation Committee: (i) 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy, were redeemed and 2,736,103 shares of Class A common stock of Newmark, based upon the then-applicable exchange ratio of 0.9403, were granted to Mr. Lutnick; and (ii) $8,798,546 associated with Mr. Lutnick’s rights under his existing standing policy was redeemed and used for tax purposes.

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

Gosin Commissions

Mr. Gosin received commissions in 2020 in the amount of $16,109 payable in connection with brokerage transactions. This amount was paid in the form of $1,611 in cash and 1,519 non-exchangeable Newmark Holdings NPSUs. Mr. Gosin did not receive any commissions in 2021. Mr. Gosin received commissions in 2022 in the amount of $646 payable in connection with brokerage transactions paid in the form of $65 in cash and $581 in non-exchangeable 73 Newmark Holdings NPSUs.

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

The Award Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the Effective Date (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the Effective Date. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Award Agreement. Mr. Lutnick has purchased Newmark Class A Common Stock with the after-tax proceeds of the initial tranche of the Award. The Award Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Award Agreement) or (ii) an involuntary removal of the Executive from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement dated as of December 13, 2017 by and between Mr. Lutnick and the Company (the “Change of Control Agreement”). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The Award Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of the Change of Control Agreement do not apply to the Award. A copy of the Award Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2021.

The Compensation Committee’s Consideration of the Award and Award Agreement

The Award and the Award Agreement were approved by the Compensation Committee of Newmark’s board of directors on December 27, 2021 after careful consideration of Mr. Lutnick’s contributions to the Company’s financial growth and success, and Mr. Lutnick’s specific contributions to that success as the Company’s principal executive officer. The terms were determined and agreed by the Committee following an extensive process that included numerous meetings of the Committee dedicated to discussing the Award through the last four months of 2021, during which the Committee evaluated reports and analyses prepared by Aon Human Capital Solutions (“Aon”). In order to assist it with its deliberations, the Committee retained Aon to be its independent compensation consultant and Mayer Brown LLP to be its independent counsel, in each case for the sole purpose of assisting the Committee in its consideration of the Award. The Committee evaluated and discussed reports and analyses prepared by Aon throughout its deliberations. Mr. Lutnick did not participate in any meetings of the Committee where the Award was discussed.

The Nasdaq Share Transactions

Among the principal factors considered by the Compensation Committee in deciding to grant Mr. Lutnick the Award was Mr. Lutnick’s critical role in the value created for Newmark and its stockholders in connection with the Nasdaq Derivative transactions described in the Company’s periodic reports, including in Item 7 of the Company’s Original Form 10-K under the headings “Nasdaq Monetization Transactions” and “Acceleration of Nasdaq Earnout.” As detailed in that description of the Nasdaq Derivative, on September 28, 2017, the Company received the remaining rights to receive Nasdaq Shares under the Nasdaq Earn-out that were first received by BGC in June 2013, which at that time consisted of a total of 14,883,705 shares of Nasdaq, to be paid ratably over 15 years (subject to an earn-out, acceleration and present value discount as described in detail in the above-referenced description), meaning that in 2017, the Company received the rights to receive approximately 10,900,000 shares of Nasdaq, over the remaining 11 years of the contract provided the Earn-out terms were achieved. At that time, the Company considered the sale of the Nasdaq Derivative as recommended by certain of the Company’s advisors with proceeds in the range of $375-$425 million. Mr. Lutnick chose an alternative route for the Company. In choosing to purchase the long-dated Nasdaq Derivative from a highly rated bank and borrow the potential proceeds of the puts at the bank’s comparatively low cost of funds, Newmark was able to use a portion of the Nasdaq Derivative to repay debt, including debt related to the Berkeley Point acquisition without relinquishing the upside of the Nasdaq Earnout, and while protecting the downside of a portion of the Nasdaq Derivative.

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

In its consideration of the Award, the Compensation Committee carefully reviewed the history of the Company’s transactions in the Nasdaq Shares for the purpose of quantifying the benefit to the Company and its stockholders of the transactions in the Nasdaq Shares described above that were undertaken by Mr. Lutnick for the benefit of the Company and its shareholders, as distinguished from the fact of the Company having received rights to receive the Nasdaq Shares annually over time and the value attributed to the Nasdaq Derivative by the Company’s advisors at the time of the Company’s initial public offering. The Committee determined that Mr. Lutnick’s acumen in personally directing the Company’s transactions in the Nasdaq Shares, including those described above and in the Original Form 10-K under the heading “Exchangeable Preferred Partnership Units and Forward Contracts,” played a significant role in maximizing the value of the Nasdaq Shares for the period from 2018 through 2021.

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

Under the policy, Mr. Lutnick shall have the right to accept or waive in advance some or all of the foregoing opportunities that we may offer to any other executive officer. In each case, Mr. Lutnick’s right to accept or waive any opportunity offered to him to participate in any such opportunity shall be cumulative (and, accordingly, Mr. Lutnick would again have the right to accept or waive the opportunity to participate with respect to such portion previously waived if and when any additional opportunity is offered to any executive officer) and shall be equal to the greatest proportion of outstanding units and the greatest percentage of shares of restricted stock with respect to which any other executive officer has been or is offered with respect to all of such opportunities. This policy may result in grants to him of exchange rights/cash settlement awards, grants of HDUs or other units with a capital account, the cancellation or redemption of non-exchangeable units and the issuance of new shares or units, or the acceleration of the lapse of restrictions on transferability of shares restricted stock owned by him if a future triggering event under the policy occurs.

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

In connection with Mr. Rispoli’s grant of exchangeability on certain units on September 30, 2022, Mr. Lutnick received monetization rights under the standing policy. As of December 31, 2022, the number of Mr. Lutnick’s remaining Newmark Holdings units for which he waived monetization under the Newmark standing policy, with such future opportunities to be cumulative, included 1,106,095 non-exchangeable Newmark Holdings PSUs and 43,995 non-exchangeable Newmark Holdings PPSUs with a determination amount of $676,642.

On March 30, 2023, Mr. Lutnick received monetization rights under the standing policy in connection with the Compensation Committee’s approval of certain monetization rights for Mr. Gosin. The cumulative number of Mr. Lutnick’s units for which he waived exchangeability, with such future opportunities to be cumulative, was 1,113,291 non-exchangeable Newmark Holdings PSUs and 162,549 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $2,500,000.

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

Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties as an executive officer. In 2022, such personal benefits had an aggregate incremental cost of approximately $113,426.

We offer medical, dental, life insurance and short and long-term disability insurance and a 401(k) plan to all employees on a non-discriminatory basis. Medical insurance premiums are charged to employees at varying levels based on total cash compensation.

Post-Employment Compensation

Pension Benefits

We do not currently provide pension arrangements or post-retirement health coverage for our employees.

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

Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation plans to its employees.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, which we refer to as the “CD&A,” set forth in this document with management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this document.

Dated: April 27, 2023

THE COMPENSATION COMMITTEE

Virginia S. Bauer, Chair
Jay Itzkowitz
Kenneth A. McIntyre

EXECUTIVE COMPENSATION

Summary Compensation Table

(a) Name and Principal Position	(b) Year (1)(2)	(c) Salary ($)(3)	(d) Bonus ($)	(e) Equity Awards ($)(5)	(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($)(6)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)	(j) Total ($)
Howard W Lutnick,	2022	1,000,000	10,000,000(4)	—	—	9,000,000	—	—	20,000,000
Chairman	2021	1,000,000	20,000,000(4)	5,025,000	—	9,000,000	—	—	35,025,000
	2020	675,000(3)	—	—	—	3,450,000	—	—	4,125,000

Barry M. Gosin,	2022	1,000,000	1,500,000	—	—	—	—	114,072(7)	2,614,072(9)
Chief Executive Officer	2021	1,000,000	—	—	—	11,500,000	—	113,061(7)	12,613,061
	2020	675,000(3)	—	—	—	7,933,891	—	119,821(8)	8,728,712

Michael J. Rispoli,	2022	850,000	—	5,650,000	—	500,000	—	—	7,000,000
Chief Financial Officer	2021	732,327(2)	—	—	—	1,000,000	—	—	1,732,327
	2020	620,212(3)	—	—	—	392,288	—	—	1,012,500

Stephen M. Merkel,	2022	500,000	—	—	—	1,000,000	—	—	1,500,000
Chief Legal Officer	2021	500,000	—	—	—	1,000,000	—	—	1,500,000
	2020	452,250(3)	—	—	—	579,000	—	—	1,031,250

(1)

The table does not include matters for 2020, 2021 and 2022 described above under “Compensation Discussion and Analysis—NPSU Grants and Related Replacement and Exchange Right Grants—Previous BGC Partners Grants Attributable to Newmark” and “Compensation Discussion and Analysis—Replacement and Exchange Right Grants” because the shares granted were fewer than the number of limited partnership units redeemed/exchanged, those units had been granted in partial payment of prior years’ bonuses previously included in column (g) at full notional value, and the partnership unit and cash payment adjustments described as part of the program were incidental adjustments required by the terms of the partnership unit agreements and the timing of the program in relation to distributions on units.

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

(4)

Column (d) includes $10,000,000 paid to Mr. Lutnick in 2022 and $20,000,000 paid to Mr. Lutnick in 2021 in connection with the 2021 one-time Award described above under the heading “2021 Lutnick Award.” Column (d) does not include the remaining $20,000,000 of the Award which the Award Agreement provides shall be payable in equal installments in 2023 and 2024 subject to and in accordance with the terms of the Award. For Mr. Gosin, column (d) represents the $1,500,000 cash bonus Mr. Gosin received with respect to his compensation for 2022 pursuant to the terms of the Gosin Employment Agreement.

(5)

The 2022 amount of $5,650,000 under column (e) for Mr. Rispoli represents the fair value at the time of grant of the 750,000 Newmark RSUs granted to Mr. Rispoli in connection with the execution of the Rispoli Employment Agreement on September 29, 2022. The award consisted of: (i) 100,000 Newmark RSUs granted as consideration for entering into the Rispoli Employment Agreement and an advance of 100,000 Newmark RSUs against Mr. Rispoli’s compensation for each of calendar years 2022, 2023, 2024, 2025; and (ii) 250,000 Newmark RSUs representing the collective advance of an additional one-time grant award of $500,000 for each of calendar years 2022, 2023, 2024, 2025, and 2026. See “Employment Agreements–Rispoli Employment Agreement” below. Information regarding the assumptions used in computing the fair value of the RSUs is included in “Note 30. Compensation” to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K.

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

Column (e) does not include certain compensatory grants of Newmark Holdings units described below because such grants did not represent a right to acquire shares of Newmark Class A common stock and had no grant date fair value for accounting purposes. Column (e) also does not include certain monetizations of Newmark Holdings units described below that would otherwise be included in column (e) because the Newmark Holdings units involved were the subject of previous dollar-denominated awards under the Incentive Plan included in column (g) at full notional value.

Column (e) does not include the exchanges/monetization that Mr. Lutnick exercised in connection with his rights pursuant to the Newmark standing policy and/or pursuant to the 2021 Equity Event because these units had been previously granted in partial payment of prior years’ Incentive Plan bonuses previously included in column (g) at full notional value.

On March 16, 2021, the Compensation Committee granted Mr. Gosin exchange rights into shares of our Class A common stock with respect to 526,828 previously awarded non-exchangeable Newmark Holdings PSUs and 30,871 non-exchangeable Newmark Holdings APSUs held by Mr. Gosin (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $5,792,139 in the aggregate). In addition, on March 16, 2021, the Compensation Committee approved removing the sale restrictions on Mr. Gosin’s remaining 178,232 restricted shares of Class A common stock in BGC (which were originally issued in 2013) and associated 82,680 remaining restricted shares of Newmark Class A common stock (issued as a result of the Spin-Off in November 2018). Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ Incentive Plan bonuses previously included in column (g) at full notional value.

For Mr. Gosin, column (e) does not include the monetizations approved by the Compensation Committee on December 21, 2021 in connection with: (i) the redemption of all of Mr. Gosin’s remaining 838,996 non-exchangeable Newmark PPSUs for $8,339,980 in cash and (ii) compensation of approximately $7,357,329 by way of Newmark causing 478,328 of Mr. Gosin’s non-exchangeable Newmark PSUs to be redeemed for zero and issuing 446,711 Class A common shares of Newmark based upon the closing price of our Class A common stock on the date the Committee approved the transaction (which was $16.47) and an exchange ratio of 0.9339. In addition, 2,114,546 BGC Holdings PSUs held by Mr. Gosin were redeemed, and an aggregate of 1,176,745 net shares of BGC Class A common stock were issued at $4.86 price (which was the closing price of BGC Class A common stock on September 21, 2021). Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ Incentive Plan bonuses previously included in column (g) at full notional value.

Column (e) does not include the exchanges/monetization for Mr. Gosin in connection with the 2021 Equity Event because these units had been previously granted in partial payment of prior years’ Incentive Plan bonuses previously included in column (g) at full notional value.

In addition to the above, column (e) does not include the redemption of Mr. Gosin’s 905,371 BGC Holdings HDUs that were redeemed for a cash payment of $3,521,893 based upon a price of $3.89 per unit, which was the closing price of BGC’s Class A common stock on April 14, 2022, as the redemption of such HDUs was not a compensation event.

For Mr. Rispoli, column (e) does not include the exchange rights granted to Mr. Rispoli in connection with the signing of the Rispoli Employment Agreement, because these units had been previously granted in partial payment of prior years’ Incentive Plan bonuses previously included in column (g) at full notional value.

On March 16, 2021, the Compensation Committee granted Mr. Rispoli (i) exchange rights into shares of Class A common stock with respect to 6,043 previously awarded non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $62,758); and (ii) exchange rights into cash with respect to 4,907 previously awarded non-exchangeable Newmark Holdings PPSUs held by Mr. Rispoli (which had an average determination price of $15.57 per unit, for a total of $76,407 in the aggregate to be paid for taxes when (i) is exchanged). Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ Incentive Plan bonuses previously included in column (g) at full notional value.

Column (e) does not include the exchanges/monetization for Mr. Rispoli in connection with the 2021 Equity Event because these units had been previously granted in partial payment of prior years’ Incentive Plan bonuses previously included in column (g) at full notional value.

On March 16, 2021, the Compensation Committee approved the right of Mr. Merkel to convert 30,926 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel into 28,962 shares of Class A common stock (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the exchange ratio of 0.9365, had a value of $321,189). On March 16, 2021, Mr. Merkel converted these 30,926 non-exchangeable Newmark Holdings PSUs into 28,962 shares of Newmark Class A common stock which the Company repurchased on the same day for $321,189 in total consideration, less applicable taxes and withholding, under its then-current buyback program. Column (e) does not include any of the foregoing units because they had been previously granted in partial payment of prior years’ Incentive Plan bonuses previously included in column (g) at full notional value.

Column (e) for Mr. Merkel also does not include the following rights granted by the Compensation Committee to Mr. Merkel: (a) on April 27, 2021, (i) the redemption of 73,387 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel, which, as adjusted by the then applicable exchange ratio of 0.9365, were converted into 68,727 shares of our Class A common stock and then repurchased by the Company for $10.67 per unit (the April 27, 2021 closing price of our Class A common stock), and (ii) the redemption of certain of Mr. Merkel’s non-exchangeable Newmark Holdings PPSUs for a tax payment of $82,560; and (b) on June 28, 2021, (i) the redemption of 51,124.28 non-exchangeable Newmark PSUs held by Mr. Merkel, which, as adjusted by the then applicable exchange ratio of 0.9403, were converted into 48,072 shares of our Class A common stock, and (ii) the redemption of certain of Mr. Merkel’s non-exchangeable PPSUs for a tax payment of $329,155. The foregoing units were previously granted in partial payment of prior years’ Incentive Plan bonuses previously included in column (g) at full notional value.

(6)

The amounts in column (g) reflect the bonus awards to our named executive officers under our Incentive Plan. For 2022, Mr. Lutnick’s Incentive Plan bonus was paid $4,000,000 in cash and $5,000,000 in the form of 772,798 non-exchangeable Newmark Holdings PSUs at $6.47 per unit; Mr. Rispoli’s bonus was paid $500,000 in cash; and Mr. Merkel’s bonus was paid $500,000 in cash and $500,000 in the form of 38,640 non-exchangeable Newmark Holdings PSUs and 38,640 non-exchangeable Newmark Holdings PPSUs at $6.47 per unit.

For 2021, Mr. Lutnick’s Incentive Plan bonus was paid $4,000,000 in cash and $5,000,000 in the form of 162,549 non-exchangeable Newmark Holdings PSUs and 162,549 non-exchangeable Newmark Holdings PPSUs at $15.38 per unit; Mr. Gosin’s Incentive Plan bonus was paid $5,250,000 in cash and $6,250,000 in the form of 203,186 non-exchangeable Newmark Holdings PSUs and 203,186 non-exchangeable Newmark Holdings PPSUs at $15.38 per unit; Mr. Rispoli’s bonus was paid $416,667 in cash and $583,333 in the form of 18,964 non-exchangeable Newmark Holdings PSUs and 18,964 non exchangeable Newmark Holdings PPSUs at $15.38 per unit; and Mr. Merkel’s bonus was paid $500,000 in cash and $500,000 in the form of 16,255 non-exchangeable Newmark Holdings PSUs and 16,255 non-exchangeable Newmark Holdings PPSUs at $15.38 per unit.

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

(7)

For 2022, Mr. Gosin received commissions in the amount of $646 payable in connection with brokerage transactions. This amount was paid in $65 in cash and $581 in the form of 1,519 non-exchangeable Newmark Holdings NPSUs.

(8)

Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties. Such personal benefits had an aggregate incremental cost of approximately, $103,712 in 2020, $113,061 in 2021, and $113,426 in 2022.

(9)

The Summary Compensation Table excludes $10,000,000 awarded to Mr. Gosin pursuant to the Gosin Employment Agreement that the Compensation Committee attributed to compensation year 2022 when determining his compensation. Including this amount, Mr. Gosin’s total compensation for 2022 was $12,614,072. This amount was represented by 25% of the 4,581,900 non-exchangeable Newmark Holdings NPSUs issued in 2023 to Mr. Gosin at $8.73 (which was the price of our Class A common stock on February 10, 2023). The aggregate amount of these non-exchangeable Newmark Holdings NPSUs represented a collective advance against Mr. Gosin’s compensation with respect to each of calendar years 2022, 2023, 2024 and 2025. Under applicable SEC rules, because the award of Newmark Holdings NPSUs was made in 2023, it will be reflected in the 2023 Summary Compensation Table. See the heading “Employment Agreements—Gosin Employment Agreement” below for more information.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers in 2022:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units(2) (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)
Name
Howard W. Lutnick		—	—	25,000,000	—	—	—	—	—	—	—
Barry M. Gosin(3)		—	—	25,000,000	—	—	—	—	—	—	—
Michael J. Rispoli		—	—	25,000,000	—	—	—	—	—	—	—
	10/1/22							750,000			5,650,000
Stephen M. Merkel		—	—	25,000,000	—	—	—	—	—	—	—

(1)

The amounts in column (e) reflect the maximum possible individual payment under the Incentive Plan. During 2022, there were no specific minimum and target levels under the Newmark Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan for 2022, and our Compensation Committee retained negative discretion to award less than this amount. Actual amounts paid to each named executive officer for 2022 are set forth in column (g) of the Summary Compensation Table.

(2)

On October 1, 2022, Mr. Rispoli was granted 750,000 Newmark RSUs in connection with the execution of the Rispoli Employment Agreement on September 29, 2022. All such RSUs are currently unvested. Please refer to footnote (3) to the Outstanding Equity Awards at Fiscal Year End for information regarding the vesting schedule of these RSUs.

(3)

On February 10, 2023, Mr. Gosin executed the Gosin Employment Agreement, pursuant to which he received an aggregate of 4,581,900 non-exchangeable NPSUs which will receive exchange rights as scheduled in the Gosin Employment Agreement, and which had an aggregate grant date fair value of $40,000,000. This award will appear in the 2023 Summary Compensation Table and the 2023 Grants of Plan-Based Awards table.

Outstanding Equity Awards at Fiscal Year End

None of the named executive officers held any unexercised options as of December 31, 2022. The following table shows all exchangeable units representing a right to acquire shares of our Class A common stock and unvested RSUs held by each of the named executive officers as of December 31, 2022:

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options/ Exchangeable Units Exercisable/ Exchangeable(1) (#)	(c) Number of Securities Underlying Unexercised Options/ Exchangeable Units Unexercisable/ Unexchangeable(2) (#)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)(3)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	260,228	—	—	—	—	—	—	—	—
Barry M. Gosin	575,458	—	—	—	—	—	—	—	—
Michael J. Rispoli	19,217	—	—	—	—	—	—	—	—
						750,000	5,977,500
Stephen M. Merkel	0	—	—	—	—	—	—	—	—

(1)

For Mr. Lutnick, column (b) represents 193,348 exchangeable Newmark Holdings PSUs, and 86,377 exchangeable Newmark Holdings SPUs granted in connection with the Spin-Off (for purposes herein, referred to as SPUs) held as of December 31, 2022.

For Mr. Gosin, column (b) represents 434,363 exchangeable Newmark Holdings PSUs, 123,336 exchangeable Newmark Holdings APSUs, and 60,873 exchangeable Newmark Holdings SPUs held as of December 31, 2022.

For Mr. Rispoli, column (b) represents 436 exchangeable Newmark Holdings SPUs and 20,221 exchangeable Newmark Holdings SPUs held as of December 31, 2022.

These exchangeable Newmark Holdings SPUs, PSUs, and Newmark Holdings APSUs were issued in connection with the Separation and Distribution Agreement and may be exchanged at any time on a 1:0.9303 basis (based on the exchange ratio as of December 31, 2022 for shares of Newmark’s Class A common stock, subject to adjustment and the terms of the Separation and Distribution Agreement. As of December 30, 2022, the closing market price of a share of Class A common stock was $7.97.

As of December 31, 2022, the executives held the following non-exchangeable Newmark Holdings PSUs, NPSUs or APSUs that are eligible to be granted exchange rights into Newmark Class A common stock: Mr. Lutnick: 1,306,914 units; Mr. Gosin: 1,088,267 units; Mr. Rispoli: 67,858 units; and Mr. Merkel: 64,993 units.

As of December 31, 2022, Messrs. Gosin, Rispoli and Merkel did not hold any non-exchangeable Newmark Holdings NPSUs that are eligible to be replaced by non-exchangeable Newmark Holdings PSUs/PPSUs, which in turn would be eligible to be granted exchange rights for shares of Newmark Class A common stock or cash.

(2)

Column (c) does not include non-exchangeable Newmark Holdings PPSUs held as of December 31,2022 because they did not represent a right to acquire our Class A common stock. As of December 31, 2022, the non-exchangeable Newmark Holdings PPSUs held by the named executive officers were as follows: Mr. Lutnick: 162,549 units; Mr. Gosin: 203,186 units; Mr. Rispoli: 63,487 units; and Mr. Merkel: 64,992 units.

(3)	In connection with the execution of the Rispoli Employment Agreement on September 29, 2022, Mr. Rispoli was granted a total of 750,000 Newmark RSUs as follows:

•

a first award of 500,000 Newmark RSUs (the “First Award”), which represents 100,000 Newmark RSUs attributed to the execution of the Rispoli Employment Agreement and an advance of 100,000 Newmark RSUs against Mr. Rispoli’s compensation for each of calendar years 2022, 2023, 2024 and 2025, vesting according to the following schedule:

# of RSUs in First Award	Ratable Portion of the 100,000 Tranche Vesting Per Year	Vesting Dates
100,000	1/7th	October 1 of 2023-2029
100,000	1/7th	March 15 of 2024-2030
100,000	1/7th	March 15 of 2025-2031
100,000	1/7th	March 15 of 2026-2032
100,000	1/7th	March 15 of 2027-2033

•

a second award of 250,000 Newmark RSUs (the “Second Award”), which represents the collective advance of an additional one-time award of $500,000 for each of calendar years 2022, 2023, 2024, 2025, and 2026, at a notional price of $10 per RSU, with each tranche vesting according to the following schedule:

% of Second Award	Ratable Portion of the 20% Vesting Per Year	Vesting Dates
20%	1/7th	March 15 of 2024-2030
20%	1/7th	March 15 of 2025-2031
20%	1/7th	March 15 of 2026-2032
20%	1/7th	March 15 of 2027-2033
20%	1/7th	March 15 of 2028-2034

Mr. Rispoli’s 750,000 Newmark RSUs had an aggregate market value of $5,977,500 as of December 31, 2022, based on the closing price of our Class A common stock of $7.97 on December 30, 2022.

Option Exercises and Stock Vested

During 2022, Newmark had no outstanding stock options, no options were exercised by any of the named executive officers and no stock vested for any of the named executive officers.

Potential Payments upon Termination and Change in Control

The following table provides information regarding the estimated amounts payable to the named executive officers listed below, upon either termination or continued employment if such change in control had occurred on December 31, 2022 under their change in control and other agreements, described below, as in effect on December 31, 2022. Therefore, the table does not reflect the change of control provisions under the Gosin Employment Agreement. See “Employment Agreements—2017 Gosin Employment Agreement” below for more information regarding Mr. Gosin’s arrangements in effect on December 31, 2022. For Mr. Gosin, we have reflected 100% of the amounts he would be paid on a termination of his employment without “cause,” because the payments would have been the same whether or not a change in control of BGC Partners or Newmark had occurred. Mr. Merkel is not eligible for additional benefits upon termination or a change in control. All amounts are determined, where applicable, using the $7.97 closing market price of our Class A common stock as of December 30, 2022, and the exchange ratio of 0.9303 as of December 31, 2022 (to the extent applicable), in accordance with SEC rules. All amounts, including estimated vesting of equity compensation and tax gross-up payments, are subject to the specific terms and conditions set forth in the applicable change in control or other agreements and applicable law:

Name	Base Salary		Bonus ($)(7)	Earned but Unpaid Commissions	Lump-Sum Payment		Non- Compete Payments ($)		Vesting of Equity Compensation ($)	Welfare Benefit Continuation ($)	Tax Gross- Up Payment ($)(6)	Total ($)
Howard W. Lutnick

Termination of Employment in connection with a Change in Control(1)	2,000,000		18,000,000	—	—		—		—	100,475	—	20,100,475

Extension of Employment in connection with a Change in Control	1,000,000		9,000,000	—	—		—		—	100,475	—	10,100,475

Termination of Employment without Cause or involuntary removal from the position of Chairman on or after a Change in Control(6)	—		20,000,000	—	—		—		—	—	—	20,000,000

Barry M. Gosin

Termination of Employment without Cause prior to a Change in Control(2)	1,000,000	(4)	—	—	—		2,000,000	(5)	—	—	—	3,000,000

Termination of Employment without Cause in connection with a Change in Control(3)	1,000,000	(4)	—	—	—		2,000,000	(5)	—	—	—	3,000,000

Any Termination of Employment	—		—	—	—		2,000,000	(5)	—	—	—	2,000,000

Michael Rispoli

Termination of Employment without Cause in connection with a Change in Control (8)	—		—	—	1,500,000	(9)	—		—	28,017	—	1,528,017

(1)

Upon a change in control on December 31, 2022, Mr. Lutnick would have had the right to receive (i) replacement of any partnership units ineligible for exchange rights with new partnership units eligible for such exchange rights, (ii) grants of immediately exchangeable exchange rights into stock or cash, as applicable, with respect to any non-exchangeable limited partnership units (including those replacement units described in clause (i)); and (iii) the immediate lapse of any restrictions on transferability of any shares of restricted stock held by him at such time.

At December 31, 2022, Mr. Lutnick held 1,306,914 of such non-exchangeable, non-preferred Newmark Holdings limited partnership units including PSUs and NPSUs. Based on the closing price of Newmark Class A common stock of $7.97 on December 30, 2022 and the exchange ratio of 0.9303 as of December 31, 2022 with respect to the distribution earning units (i.e., the exchange ratio is not applicable to the NPSUs), the aggregate fair value of the shares and cash underlying such grants would have been $9,759,538.

As of December 31, 2022, Mr. Lutnick held 162,549 Newmark Holdings PPSUs with a determination amount of $2,500,004.

As of December 31, 2022, Mr. Lutnick did not hold any shares of our restricted stock. In each case, the units exclude any units subject to redemption for zero or for cash in accordance with applicable agreements. See “—Change of Control Agreements.”

(2)

Upon a termination of Mr. Gosin’s employment without cause, any unvested compensatory partnership units held by Mr. Gosin would vest immediately. At December 31, 2022, Mr. Gosin had no unvested partnership units. See “—Employment Agreements—2017 Gosin Employment Agreement” below.

(3)

Upon a change in control on December 31, 2022, any non-exchangeable APSUs / PSUs held by Mr. Gosin in Newmark Holdings and as of such date would have been immediately exchangeable into restricted shares of Class A common stock of Newmark, transferable ratably over the first through third anniversaries of the Change in Control, subject to certain conditions. See “—Change of Control Agreements.”

The above does not reflect the revised change in control terms in the Gosin Employment Agreement (See “—Employment Agreements—Gosin Employment Agreement” below).

As of December 31, 2022, Mr. Gosin held 1,088,267 of such non-exchangeable Newmark Holdings PSU and APSU units. Based on the closing price of our Class A common stock of $7.97 on December 31, 2022 and the exchange ratio of 0.9303 as of December 30, 2022, the value of the shares underlying such grants of exchange rights would have been $8,068,946.

At December 31, 2022, Mr. Gosin did not hold any shares of Newmark restricted stock.

(4)	On December 31, 2022, Mr. Gosin’s base salary was $1,000,000 payable in cash.
(5)

As of December 31, 2022, following a termination of Mr. Gosin’s employment for any reason, he would be eligible to receive a monthly cash payment equal to $83,333 in exchange for his compliance with non-compete obligations for up to 24 months; provided that the Company may elect to release Mr. Gosin from his non-compete obligations and cease making such payments at any time. If the Company elected to enforce Mr. Gosin’s non-compete obligations for the full 24-month period, the value of such payment would be $2,000,000. The table above does not reflect the effect of the change of control provisions relating to Mr. Gosin’s amended and restated employment agreement effective as of February 10, 2023. See “—Employment Agreements—Gosin Employment Agreement” below for more information.

(6)

Mr. Lutnick is also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a change in control would have on certain of his outstanding partnership units as stated in footnote (1). There is no aggregate tax-gross up payment upon either a termination of employment, or upon an extension of employment, in connection with a change of control due when calculated based upon the equity compensation in footnote (1), base salary, bonus, and welfare benefit continuation as of December 31, 2022.

(7)

Subject to and in accordance with the terms of Mr. Lutnick’s 2021 one-time Award, in the event of a “Vesting Termination” (defined in the Award Agreement as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Award Agreement) or (ii) an involuntary removal of the Executive from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement)), any amounts not vested will immediately become fully vested. The provisions of the Change of Control Agreement do not apply to Mr. Lutnick’s Award.

(8)

Upon a change in control at December 31, 2022, (i) any PSUs / PPSUs held by Mr. Rispoli in Newmark Holdings units will be redeemed for cash or stock ratably over the first through third anniversaries of such change of control, or exchanged into restricted stock that becomes transferable ratably over the first through third anniversaries of such change of control, in each case as adjusted by the then-current exchange ratio and determined by Newmark Holdings, and (ii) any then-unvested Newmark RSUs held by Mr. Rispoli that would not otherwise vest under their terms by the third anniversary of such change of control will vest into stock or cash ratably over the first through third anniversaries of such change in control, provided that Mr. Rispoli remains employed and in good standing pursuant to the employment agreement. See “—Change of Control Agreements.”

As of December 31, 2022, Mr. Rispoli held 67,858 non-exchangeable Newmark Holdings PSUs units. Based on the closing price of our Class A common stock of $7.97 on December 30, 2022 and the exchange ratio of 0.9303 as of December 31, 2022, the value of the shares underlying such grants of exchange rights would have been $503,133.

As of December 31, 2022, Mr. Rispoli held 63,487 Newmark Holdings PPSUs with a determination amount of $733,570.

As of December 31, 2022, Mr. Rispoli held 750,000 Newmark RSUs. Based on the closing price of Newmark Class A common stock of $7.97 on December 30, 2022, these 750,000 RSUs had a value of $5,977,500.

(9)

Additionally, in the event that, during the three-year period immediately following a change of control, Mr. Rispoli’s employment is terminated without Cause (as defined in the employment agreement), Mr. Rispoli will be entitled to a lump-sum payment of $1,500,000 subject to delivery by Mr. Rispoli to the Company of an irrevocable release of claims in favor of the Company and its affiliates in customary form. See “—Employment Agreements—Rispoli Employment Agreement.”

Change of Control Agreements

On December 13, 2017, Mr. Lutnick entered into the Change of Control Agreement with us providing that, upon a change in control, all stock options, RSUs, restricted stock, and other awards based on shares of our Class A common stock held by him immediately prior to such change in control shall vest in full and become immediately exercisable, and all limited partnership units in Newmark Holdings shall, if applicable, vest in full and be granted immediately exchangeable exchange rights for shares of our Class A common stock. The Change of Control Agreement also contains provisions relating to the continuation of medical and life insurance benefits for two years following termination or extension of employment, as applicable.

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

Additionally, in connection with our IPO, in December 2017 Mr. Gosin entered into letter agreements with each of BGC Holdings and Newmark Holdings providing that in the event that BGC Partners or Newmark are no longer controlled by Cantor, Mr. Lutnick or one of their affiliates, any PSUs relating to BGC Holdings or Newmark Holdings, as applicable, then held by Mr. Gosin at the time of the change in control shall be exchanged into restricted shares of the applicable BGC or Newmark Class A common stock (subject to reduction for taxes and withholdings). Such shares shall be transferable ratably over the first through third anniversaries of such change in control, provided that Mr. Gosin continues to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the share documentation through the applicable transfer date. On February 10, 2023, Mr. Rispoli entered into an amended and restated employment agreement with Newmark OpCo and Newmark Holdings which includes amended change of control provisions. See the heading “Employment Agreements—Gosin Employment Agreement” below for more information.

On September 29, 2022, Mr. Rispoli entered into an employment agreement with Newmark OpCo and Newmark Holdings which includes change of control provisions. See the heading “Employment Agreements—Rispoli Employment Agreement” below for more information.

On February 10, 2023, Mr. Gosin entered into an amended and restated employment agreement with Newmark OpCo and Newmark Holdings which includes amended change of control provisions. See the heading “Employment Agreements—Gosin Employment Agreement” below for more information.

2021 Lutnick Award Agreement

On December 27, 2021, the Compensation Committee approved the one-time bonus Award to Mr. Lutnick which was evidenced by the execution and delivery of a Retention Bonus Agreement, dated December 28, 2021, and described in detail above under the heading “2021 Lutnick Award.” The provisions of the Change of Control Agreement do not apply to the Award.

Employment Agreements

Gosin Employment Agreement

On February 10, 2023, Mr. Gosin entered into the Gosin Employment Agreement with Newmark OpCo and Newmark Holdings. In connection with the Gosin Employment Agreement, the Compensation Committee approved (i) for a term through at least 2024, with the term running through 2025, an annual cash bonus of $1,500,000; (ii) an upfront advance award of four tranches of 1,145,475 Newmark NPSUs each (calculated by dividing $10,000,000 by the Company’s stock price of $8.73 on February 10, 2023) attributable to each year of the term and (iii) the continued ability to receive discretionary bonuses, if any, subject to approval of the Compensation Committee.

In accordance with the Gosin Employment Agreement, Mr. Gosin’s non-exchangeable NPSUs award has the following features: (i) 25% of such non-exchangeable NPSUs shall convert into non-exchangeable PSUs, with the first 25% installment effective as of April 1, 2023 and the remaining three 25% installments effective as of December 31 of 2023 through 2025 (each a “Conversion Date”), as adjusted upwards by dividing such number of NPSUs by the then then-current exchange ratio upon the applicable Conversion Date, provided that, as of each applicable Conversion Date: (x) Newmark, inclusive of its affiliates, earns, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable award of PSUs is to be granted and (y) Mr. Gosin is still performing substantial services exclusively for Newmark or an affiliate, has not given notice of termination of his services except for circumstances set forth in the Gosin Employment Agreement, and has not breached his obligations under the Partnership Agreement; and (ii) such PSUs as converted from NPSUs shall become exchangeable in ratable portions beginning December 31, 2023 and ending December 31, 2029, in accordance with the terms and conditions as set forth in the Gosin Employment Agreement.

The Gosin Employment Agreement provides that Mr. Gosin’s yearly salary will remain at $1,000,000. The employment agreement provides for a term through at least 2024, with the term running through 2025.

During Mr. Gosin’s term of employment, Newmark OpCo may terminate the Gosin Employment Agreement for “Cause,” as defined therein, without further obligation, or due to Mr. Gosin’s death or disability. If Mr. Gosin is terminated without Cause (other than due to Mr. Gosin’s death or disability), he shall be entitled to receive, subject to his execution and delivery of a customary release, (i) his salary through the remainder of the term of employment, (ii) any unpaid cash bonus amounts on the originally scheduled payment dates, (iii) Mr. Gosin’s then non-exchangeable partnership units will, as determined by the applicable General Partner, be (a) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination; or (b) exchanged into restricted shares of stock and become transferable ratably over first (1st) through third (3rd) anniversaries of such termination (provided that, with respect to clauses (a) and (b), Mr. Gosin continues to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the Gosin Employment Agreement through the applicable transfer date). If Mr. Gosin is terminated due to his death or permanent physical disability, he shall be entitled to receive, subject to his execution of a customary release, (i) his salary through the date of termination, (ii) any unpaid cash bonus amount due with respect to a completed calendar year paid in full, (iii) any unpaid cash bonus amounts due with respect to the calendar year in which the date of termination occurs, paid pro-rata for the period of January 1 of such year to the date of termination, (iv) a prorated number of the NPSUs issued as described above and scheduled to convert into PSUs on the next conversion date will so convert (and any remaining NPSUs shall be forfeited), and (v) Mr. Gosin’s PSUs (but excluding the NPSU award described above) will, as determined by the applicable General Partner, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over first (1st) through third (3rd) anniversaries of such termination (provided that, with respect to clauses (y) and (z), in the case of disability, Mr. Gosin continues to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the Gosin Employment Agreement through the applicable transfer date).

In the event of a change of control, which will occur if the Company is, or substantially all of the real estate brokerage and related businesses of the Company are, no longer controlled by Cantor, Mr. Lutnick, or a person or entity controlled by, controlling or under common control with Cantor, exclusive of limited ownership changes, the Gosin Employment Agreement provides that Mr. Gosin’s then non-exchangeable partnership units will, as determined by the applicable General Partner, be (a) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such change of control or (b) exchanged into restricted shares of stock and become transferable ratably over first (1st) through third (3rd) anniversaries of such change of control or as soon as practicable thereafter, provided that Mr. Gosin remains employed in good standing through each applicable redemption or vesting or transfer date. Additionally, in the event that, during the three-year period immediately following a change of control, Mr. Gosin’s employment is terminated without Cause (as defined in the Gosin Employment Agreement), subject to Mr. Gosin’s execution and delivery of a customary release, Mr. Gosin will be entitled to a lump-sum payment of $12,500,000 and certain medical benefits as described in the Gosin Employment Agreement, and Mr. Gosin’s then non-exchangeable partnership units will, as determined by the applicable General Partner, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over first (1st) through third (3rd) anniversaries of such termination (provided that, with respect to clauses (y) and (z), Mr. Gosin continues to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the Gosin Employment Agreement through the applicable transfer date).

In the event of Mr. Gosin’s permanent retirement from the Company and the real estate brokerage industry, and only if Mr. Gosin is employed in good standing through December 31, 2025, it is the current intention of the General Partner of Newmark Holdings that, subject to Mr. Gosin’s execution and delivery of a customary release, (i) Mr. Gosin will receive his cash bonus for the applicable year, (ii) Mr. Gosin’s then non-exchangeable partnership units held at the time of retirement (excluding the NPSU award described above) shall, at Mr. Gosin’s election, either be (a) as determined by the General Partner of Newmark Holdings, redeemed for cash or stock ratably over the first (1st) through fourth (4th) anniversaries of such retirement or (b) exchanged into restricted shares of stock or deferred cash upon such retirement and become transferable ratably over the first (1st) through fourth (4th) anniversaries of such retirement, and (iii) the NPSU award described above shall be treated in accordance with the conversion and exchangeability schedules described above; provided that Mr. Gosin continues to be retired and satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the share documentation through the applicable transfer, redemption or distribution date.

The Gosin Employment Agreement provides for “Permitted Activities” that Mr. Gosin can engage in both during and following his employment, including conditions for which Mr. Gosin may purchase or invest in real estate, including with an institutional real estate fund, in certain non-competitive circumstances. Subject to the foregoing, the Gosin Employment Agreement provides that during Mr. Gosin’s term of employment and for a period of two (2) years thereafter, Mr. Gosin may not compete with the Company or any affiliate (subject to customary exceptions including ownership of less than 5% of the securities of a publicly traded competitor and certain investments in ownership of real property). Mr. Gosin also may not, during the non-compete period, solicit, entice away, perform services for or engage in any transaction or arrangement with, any clients or prospective clients of the Company or any affiliate. Subject to Mr. Gosin’s execution and delivery of a customary release, among other requirements, Mr. Gosin is entitled to receive $83,333.33 per month during the non-compete period (unless Mr. Gosin breaches the Gosin Employment Agreement, at which time any such payments will cease). Additionally, the Gosin Employment Agreement provides that during Mr. Gosin’s term of employment and for a period of five (5) years thereafter, Mr. Gosin may not solicit, hire, affiliate for profit with or retain for his benefit or the benefit of anyone other than the Company or any affiliate, the employment or other services of any employees, consultants or independent contractors of the Company or any affiliate.

2017 Gosin Employment Agreement

The table above reflects certain payments payable in accordance with the employment agreement, as amended from time to time, effective as of December 1, 2017 (the “2017 Gosin Employment Agreement”) that was in place with Mr. Gosin on December 31, 2022. In connection with the completion of the IPO, Newmark OpCo and Barry M. Gosin entered into the 2017 Gosin Employment Agreement, pursuant to which Mr. Gosin served as Chief Executive Officer of Newmark, reporting directly to Mr. Lutnick. The 2017 Gosin Employment Agreement provided for a term commencing as of December 1, 2017 and ending on the earlier of (i) the twelve-month anniversary of the date on which either party notifies the other party in writing of its intention to terminate the agreement and (ii) the date the agreement was otherwise terminated in accordance with its terms. The Gosin Employment Agreement supersedes and replaces the 2017 Gosin Employment Agreement as of February 10, 2023.

The 2017 Gosin Employment Agreement provided that Mr. Gosin was entitled to receive (i) an annual base salary of $1,000,000, all of which shall have been paid in cash, (ii) commissions under the terms and conditions applicable to Mr. Gosin and in accordance with Newmark’s then-current policies, provided that the payment of any such Commissions were approved by our Compensation Committee, and (iii) a discretionary annual bonus, subject to the approval of and achievement by Mr. Gosin of any performance goals or targets as may have been established by our Compensation Committee.

During the term of the 2017 Gosin Employment Agreement, Newmark OpCo could terminate the agreement for “Cause,” as defined therein, without further obligation, upon death or disability, or without Cause. Amounts payable upon termination for death or disability shall have been determined in accordance with Newmark’s then-current policies. If Mr. Gosin was terminated without Cause, he would have been entitled to receive, subject to his execution of a customary release, (i) his salary through the remainder of the term of the 2017 Gosin Employment Agreement and (ii) if applicable, Mr. Gosin’s non-exchangeable BGC Holdings and Newmark Holdings units would have, as determined by the applicable General Partner, been (y) redeemed for cash or stock ratably over the first four anniversaries of such termination or (z) exchanged into restricted shares of stock and became transferable ratably over the first through fourth anniversaries of such termination (provided that, with respect to clauses (x) and (y), Mr. Gosin continued to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the share documentation through the applicable transfer date).

In addition, pursuant to the letter agreements between Mr. Gosin and each of BGC Holdings and Newmark Holdings, which were also superseded and replaced by the Gosin Employment Agreement, in the event of Mr. Gosin’s permanent retirement from Newmark and the real estate brokerage industry, it was the intention of the General Partner of BGC Holdings and the General Partner of Newmark Holdings that Mr. Gosin’s PSUs held at the time of retirement would, at Mr. Gosin’s election, either have been

(i) redeemed for cash or BGC or Newmark Class A common stock, as applicable, ratably over the first through fourth anniversaries of such retirement or (ii) exchanged into BGC or Newmark restricted shares of Class A common stock, as applicable, upon such retirement and became transferable ratably over the first through fourth anniversaries of such retirement; provided that Mr. Gosin continued to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the share documentation through the applicable transfer date. Mr. Gosin may have also requested to remain a partner in BGC Holdings.

Under the 2017 Gosin Employment Agreement, Mr. Gosin was subject to confidentiality, non-competition, non-solicitation and non-disparagement obligations. For as long as Mr. Gosin did not compete with Newmark, subject to customary exceptions including ownership of less than 1% of the securities of a publicly traded competitor and certain investments in ownership of real property, during the 24 months after any termination, and, provided that he executed and delivered a customary release, among other requirements, Mr. Gosin was entitled to receive $83,333.33 per month during the non-compete period (unless Newmark OpCo elected not to continue to enforce the non-compete, at which time payments would have ceased). He also agreed not to solicit or perform services for any clients or prospective clients of Newmark for such 24-month period and not to solicit any employees, consultants or independent contractors of Newmark for a five-year period following termination of his employment.

Rispoli Employment Agreement

On September 29, 2022, Mr. Rispoli entered into the Rispoli Employment Agreement with Newmark OpCo and Newmark Holdings. In connection with the Rispoli Employment Agreement, the Compensation Committee approved the following for Mr. Rispoli: (i) an award of 500,000 Newmark RSUs, divided into tranches of 100,000 RSUs each that vest on a seven-year schedule, and (ii) an award of 250,000 Newmark RSUs, divided into tranches of 50,000 RSUs each that vest on a seven-year schedule.

The Rispoli Employment Agreement provides that Mr. Rispoli’s yearly salary will remain at $850,000. Under the Rispoli Employment Agreement, Mr. Rispoli is provided an initial term of employment of five (5) years, and thereafter the term of employment will be extended automatically for successive one-year periods unless either party notifies the other party in writing at least ninety (90) days prior to the expiration of the initial term of employment or any renewal period of such party’s intention not to extend the term of employment.

In the event of a change of control, which will occur if the Company is, or substantially all of the real estate brokerage and related businesses of the Company are, no longer controlled by Cantor, Mr. Lutnick, or a person or entity controlled by, controlling or under common control with Cantor, exclusive of limited ownership changes (i) Mr. Rispoli’s then-non-exchangeable Newmark Holdings units will be redeemed for cash or stock ratably over the first through third anniversaries of such change of control, or exchanged into restricted stock that becomes transferable ratably over the first through third anniversaries of such change of control, in each case as adjusted by the then-current exchange ratio and determined by Newmark Holdings, and (ii) Mr. Rispoli’s then-unvested Newmark RSUs that would not otherwise vest under their terms by the third anniversary of such change of control will vest into stock or cash ratably over the first through third anniversaries of such change of control or as soon as practicable thereafter, provided that Mr. Rispoli remains employed and in good standing pursuant to the Rispoli Employment Agreement. Additionally, in the event that, during the three-year period immediately following a change of control, Mr. Rispoli’s employment is terminated without Cause (as defined in the Rispoli Employment Agreement), Mr. Rispoli will be entitled to a lump-sum payment of $1,500,000 and certain medical benefits as described in the Rispoli Employment Agreement in addition to the awards described above, with such additional payments and benefits being subject to delivery by Mr. Rispoli to the Company of an irrevocable release of claims in favor of the Company and its affiliates in customary form.

The Rispoli Employment Agreement provides that Mr. Rispoli may not (i) compete with the Company or its affiliates or solicit clients or prospective clients of the Company or any affiliate for a period of two (2) years after the termination of his employment, or (ii) solicit or hire employees or certain former employees of the Company or any affiliate to leave their employment of or to discontinue the supply of their services to the Company or any affiliate for a period of three (3) years after the termination of his employment. The Rispoli Employment Agreement also contains customary confidentiality and non-disparagement provisions.

2022 Principal Executive Officer Pay Ratio

The following information contains the relationship of the median annual total compensation of employees and independent contractors and brokers of Newmark and its subsidiaries to the annual total compensation of Mr. Lutnick, our Chairman and principal executive officer.

For 2022, we used the same median employee we used in 2021 as permitted by the SEC. Our median employee was an Administrative Assistant in the United States. There has been no change in organizational structure, employee demographics or any employee compensation arrangements that would significantly affect our ability to use the previously identified median employee for this disclosure.

The pay ratio for the annual total compensation of the median employee to the principal executive officer was calculated for the 2022 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and the pay ratio was determined to be as follows:

•	the annual total compensation of the median employee of the Company (other than the Chairman) was $90,988;

•	the annual total compensation of the Chairman, as reported in the Summary Compensation Table, was $20,000,000; and

•	the ratio of the annual total compensation of the Chairman to the median employee of the Company was approximately 220 to 1.

The foregoing comparison includes the payment to Mr. Lutnick of his 2022 tranche of his Award in the amount of $10,000,000. If the 2022 tranche of his Award is excluded for the year, his annual total compensation would have been $10,000,000 and the ratio of the annual total compensation of the Chairman to the median employee of the Company would have been approximately 110 to 1.

As an additional comparison, the pay ratio for the annual total compensation of the median employee to Mr. Gosin, our Chief Executive Officer, calculated on the same basis was approximately 137 to 1.

Pay Versus Performance

We are required by SEC rules to disclose information regarding the relationship between compensation actually paid to Howard W. Lutnick, our principal executive officer (“PEO”) and NEOs other than the PEO (the “non-PEO NEOs”) and the financial performance of the Company. The following table sets forth additional compensation information for Howard W. Lutnick, our Chairman, who serves as PEO, and the non-PEO NEOs, along with total shareholder return (“TSR”), net income, and the “Company Selected Measure,” which we have selected as Total Revenues, each for fiscal years 2020, 2021 and 2022. The amounts set forth below under the headings “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to Non-PEO NEOs” have been calculated in a manner consistent with Item 402(v) of Regulation S-K. Footnote 5 below sets forth the adjustments from the Total Compensation for the PEO and Average Total Compensation for the non-PEO NEOs reported in the Summary Compensation Table to arrive at the values presented for compensation actually paid for each of the fiscal years shown.

Year	Summary Compensation Table Total for PEO [1]		Compensation Actually Paid to PEO [1]		Average Summary Compensation Table Total for Non-PEO NEOs [2]	Average Compensation Actually Paid to Non-PEO NEOs [2]		Value of Initial Fixed $100 Investment Based On:		Net Income (in thousands)	Total Revenues[4]
								Total Shareholder Return	Peer Group Total Shareholder Return [3]
(a)	(b)		(c)		(d)	(e)		(f)	(g)	(h)	(i)
2022	$20,000,000	[1]	$20,263,064	[5]	$3,704,691	$3,683,250	[5]	$54.95	$136.16	$112,545	$2,705,527
2021	$35,025,000	[1]	$35,139,752	[5]	$5,281,796	$5,290,923	[5]	$127.66	$207.17	$978,134	$2,906,443
2020	$4,125,000		$4,135,112	[5]	$3,590,821	$3,622,332	[5]	$49.61	$121.19	$109,277	$1,904,998

[1]

The PEO was Mr. Lutnick during all periods presented. The amount reported for Mr. Lutnick for 2021 includes $20,000,000 paid to Mr. Lutnick in 2021 in connection with the one-time Award which was approved by the Compensation Committee on December 27, 2021 in consideration of his success in managing certain aspects of the Company’s performance as its PEO and Chairman. Mr. Lutnick has purchased Newmark Class A

Common Stock with the after-tax proceeds of the initial tranche of the Award. The amount reported for Mr. Lutnick for 2022 includes $10,000,000 paid to Mr. Lutnick for the 2022 tranche of the Award. For further information on the Award, see “Compensation, Discussion and Analysis—2021 Lutnick Award.”
[2]	The non-PEO NEOs in fiscal years 2022, 2021 and 2020 consisted of Messrs. Gosin, Rispoli and Merkel.
[3]

The peer group consists of CBRE Group, Colliers International Group, Cushman & Wakefield, Jones Lang LaSalle Incorporated, and Savills Plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. TSR is calculated as the cumulative total stockholder return, on a gross dividend reinvestment basis, of $100 invested in shares of each of the Company and the peer group invested on December 31, 2019.

[4]

The Company selected Total Revenues to be the most important financial performance measure that is not otherwise required to be disclosed in the table above used by the Company to link compensation actually paid to its NEOs for the most recently completed fiscal year to its performance. While Total Revenues was chosen for this table, our executive compensation programs use a balanced portfolio of measures to drive short and long-term objectives aligned with our strategy and shareholder interests as further described in our Compensation Discussion and Analysis above.

[5]

For each year, “Compensation Actually Paid to PEO” in column (c) and “Average Compensation Actually Paid to Non-PEO NEOs” in column (e) reflect the following adjustments from Total Compensation amounts reported in the Summary Compensation Table (all amounts are averages for the non-PEO NEOs):

Adjustments to Determine Compensation Actually Paid to PEO	2022	2021	2020
Deduction for change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—
Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—
Deduction for amounts reported under the “Stock Awards” column in the Summary Compensation Table	—	($5,025,000)	—
Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	—	—	—
Increase for fair value of stock and option awards granted during year that are outstanding and unvested as of year-end	—	—	—
Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	—	$5,025,000	—
Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	—	—	—
Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during year or at year-end	—	—	—
Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during year	—	—	—
Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year	$263,063.78	$114,752.04	$10,111.72

Total Adjustments	$263,063.78	$114,752.04	$10,111.72

Adjustments to Determine Average Compensation Actually Paid to Non-PEO NEOs	2022	2021	2020
Deduction for change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—
Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—
Deduction for amounts reported under the “Stock Awards” column in the Summary Compensation Table	$(1,883,333)	—	—
Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	—	—	—
Increase for fair value of stock and option awards granted during year that are outstanding and unvested as of year-end	—	—	—

Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	—	—	—
Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	—	—	—
Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during year or at year-end	$1,860,833	—	—
Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during year	—	—	—
Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year	$1,059	$9,127	$31,511

Total Adjustments	$(21,441)	$9,127	$31,511

Analysis of the Information Presented in the Pay Versus Performance Table

While we utilize several performance measures to align executive compensation with Company performance, not all of those measures are presented in the Pay Versus Performance table set forth above. Moreover, we generally seek to incentivize long-term performance, and therefore we do not specifically align our performance measures with compensation that is actually paid (as computed in accordance with SEC rules) for a particular year. In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between (1) compensation actually paid to our PEO and average compensation actually paid to our non-PEO NEOs and (2) the Company’s performance with respect to TSR, net income and Total Revenues, our Company Selected Measure:

TSR. The graphs below show the relationship between (1) compensation actually paid to our PEO and the average of compensation actually paid to our non-PEO NEOs and our cumulative TSR and (2) our cumulative TSR and peer group TSR, over the three fiscal years ended December 31, 2022.

Compensation Actually Paid vs TSR

Compensation actually paid to PEO (Left Axis)	Average compensation actually paid to Non-PEO (Left Axis)
TSR (Right Axis)

Note: “Compensation actually paid to PEO” in the table above includes $20,000,000 paid to Mr. Lutnick in 2021 and $10,000,000 paid to Mr. Lutnick in 2022 in connection with the Award.

TSR vs Peer TSR

TSR	Peer TSR

Net Income. The graph below shows the relationship between compensation actually paid to our PEO and the average of the compensation actually paid to our non-PEO NEOs and net income, as reported in our consolidated financial statements, over the three fiscal years ended December 31, 2022.

Compensation Actually Paid vs Net Income

Compensation actually paid to PEO (Left Axis)
Average compensation actually paid to Non-PEO (Left Axis)
Net Income (Right Axis)

Note: “Compensation actually paid to PEO” in the table above includes $20,000,000 paid to Mr. Lutnick in 2021 and $10,000,000 paid to Mr. Lutnick in 2022 in connection with the Award.

Company Selected Measure. The graph below shows the relationship between compensation actually paid to our PEO and the average of the compensation actually paid to our non-PEO NEOs and our Total Revenues over the three fiscal years ended December 31, 2022.

Compensation Actually Paid vs Total Revenues (CSM)

Compensation actually paid to PEO (Left Axis)	Average compensation actually paid to Non-PEO (Left Axis)
Total Revenues (Right Axis)

Note: “Compensation actually paid to PEO” in the table above includes $20,000,000 paid to Mr. Lutnick in 2021 and $10,000,000 paid to Mr. Lutnick in 2022 in connection with the Award.

Performance Measures Tabular List

The table below lists our most important performance measures, including the Company Selected Measure, used to link compensation actually paid for our NEOs to Company performance for the fiscal year ended December 31, 2022. The performance measures included in this table are not ranked by relative importance.

Performance Measures

Total Revenues
Pre-tax Adjusted Earnings
Origination and Mortgage Broker Market Share
Catalyst Transactions and Hires, Acquisitions, and Strategy Development
Fees from Management Services, Servicing, and Other

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

We also pay each non-employee director $2,000 for each meeting of our Board of Directors and $1,000 for each meeting of a Committee of our Board actually attended, whether in person or by telephone. Additional fees may be paid for service or special and hoc committees from time to time. Under our policy, none of our non-employee directors is to be paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Only one meeting of our Board and Committees shall occur on each calendar day for which payment shall be provided. Non-employee directors may also receive additional per diem fees for services as a director at the rate of $1,000 per day, with a limit of $5,000 per matter, for additional time spent on Board or Committee matters as directed from time to time by our Board. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board or its Committees on which they serve.

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

2022 Director Compensation Payments

The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2022

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Virginia Bauer	168,250	50,000	—	—	—	—	218,250
Director
Jay Itzkowitz (4)	51,750	120,000	—	—	—	—	171,750
Director
Kenneth A. McIntyre	167,250	50,000	—	—	—	—	217,250
Director
Michael Snow	128,750	—	—	—	—	—	128,750
Former Director

(1)

Howard Lutnick, our Chairman, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the Summary Compensation Table. This table includes compensation paid with respect to 2022. Mr. Snow departed the Board and Committees on September 28, 2022 following the 2022 Annual Meeting.

(2)

Reflects the grant date fair value of RSUs granted on September 28, 2022 to each of Messrs. McIntyre and Itzkowitz and Ms. Bauer. More information with respect to the calculation of these amounts is included in the notes to our consolidated financial statements included in Item 8 of the Original Form 10-K. Mr. Itzkowitz received 6,481 RSUs granted on August 10, 2022 at his initial appointment as a director. On September 28, 2022, each of Messrs. McIntyre and Itzkowitz and Ms. Bauer were granted 6,010 RSUs. As of December 31, 2022, Mr. McIntyre had 7,587 RSUs outstanding, Ms. Bauer had 7,587 RSUs outstanding and Mr. Itzkowitz had 12,491 RSUs outstanding.

(3)	No options were granted to non-employee directors in 2022. As of December 31, 2022, none of the non-employee directors had any options outstanding.
(4)	Mr. Itzkowitz joined the Board of Directors effective August 10, 2022.

Compensation Committee Interlocks and Insider Participation

During 2022, the Compensation Committee consists of Ms. Bauer and Messrs. McIntyre and Itzkowitz. Ms. Bauer has served as Chair since April 29, 2021. Former director Mr. Snow, who departed the Board and Committee on September 28, 2022 following the 2022 Annual Meeting also served on the Committee during 2022. All of the members who served on the Committee during 2022 were independent directors. No member of the Committee had any relationship with the Company during 2022 pursuant to which disclosure would be required under applicable SEC rules. With the exception of Mr. Lutnick, during 2022, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Committee or on our Board. Mr. Lutnick serves on the board of directors of BGC Partners but does not serve on BGC Partners’ compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of April 18, 2023, with respect to the beneficial ownership of our Class A common stock and Class B common stock by: (1) each stockholder, or group of affiliated stockholders, that owns more than 5% of any class of our outstanding capital stock; (2) each of the named executive officers; (3) each director; and (4) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 125 Park Avenue, New York, New York 10017. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for purposes of this table. In addition, certain of the limited partnership interests of Newmark Holdings will be exchangeable with us for shares of our Class A common stock or shares of our Class B common stock equal to the exchange ratio (which, as of April 18, 2023, was and is currently 0.9252, but is subject to adjustment as set forth in the Separation and Distribution Agreement (as hereinafter defined)). The table and footnotes below are based on a one-to-0.9252 exchange ratio. See “Certain Relationships and Related Transactions, and Director Independence —Amended and Restated Newmark Holdings Limited Partnership Agreement—Exchanges.”

As of April 18, 2023, Cantor is obligated to distribute an aggregate of 7,284,935 shares of our Class A common stock consisting of (i) 6,469,630 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 815,305 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares” and, together with the April 2008 distribution rights shares, the “distribution rights shares”), all of which can be distributed within 60 days of April 18, 2023. Certain partners elected to receive their shares and others elected to defer receipt of their shares until a future date. As a result, certain of these distribution rights shares are included both in the number of shares beneficially owned directly by Cantor, and indirectly by CF Group Management, Inc. (“CFGM”) and Mr. Lutnick as a result of their control of Cantor, and in the number of shares beneficially owned directly by CFGM, Mr. Lutnick and the other recipients of distribution rights shares, resulting in substantial duplications in the number of shares set forth in the table below. Once Cantor delivers these 7,284,935 distribution rights shares, these shares will no longer be reflected as beneficially owned directly by Cantor and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor. Instead, beneficial ownership of the shares will only be reported by CFGM and Mr. Lutnick to the extent of their direct holdings of the shares, and Mr. Lutnick’s indirect holdings as a result of his control of KBCR Management Partners, LLC (“KBCR”) and LFA LLC (“LFA”), and by the other recipients of the distribution rights shares.

Name	Class B				Class A
	Common Stock				Common Stock
	Shares		%		Shares		%
5% Beneficial Owners(1):

Cantor Fitzgerald, L.P.	45,771,257	(2)	99.2	(3)	45,771,257	(4)	23.0	(5)
CF Group Management, Inc.(6)	46,124,583	(7)	100.0	(3)	47,150,195	(8)	23.5	(9)
The Vanguard Group Inc.(1)	—		—		20,768,590		13.5
BlackRock, Inc.(1)	—		—		9,775,945		6.4

Executive Officers and Directors(1):
Executive Officers
Howard W. Lutnick(10)	46,124,583	(11)	100.0	(3)	60,581,954	(12)	29.2	(13)
Barry M. Gosin	—		—		4,760,925	(14)	3.1	(15)
Stephen M. Merkel	—		—		45,038	(16)		*
Michael J. Rispoli	—		—		44,634	(17)		*
Directors
Virginia S. Bauer	—		—		38,350	(18)		*
Kenneth A. McIntyre	—		—		19,091	(19)		*
Jay Itzkowitz	—		—		16,096	(20)		*
All executive officers and directors as a group (7 persons)	46,124,583		100.0		65,510,333		31.5	(21)

*	Less than 1%
(1)

Based upon information supplied by directors, executive officers and 5% beneficial owners in filings under Sections 13(d) and 16(a) of the Exchange Act. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(2)

Consists of (a) 20,932,207 shares of our Class B common stock held directly and (b) 24,839,050 shares of our Class B common stock acquirable upon exchange of 26,847,222 Newmark Holdings exchangeable limited partnership units held by Cantor.

(3)

Percentage based on (a) 21,285,533 shares of our Class B common stock outstanding as of April 18, 2023 and (b) 24,839,050 shares of our Class B common stock acquirable upon exchange of 26,847,222 Newmark Holdings exchangeable limited partnership units held by Cantor.

(4)

Consists of (a) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held directly by Cantor and (b) 24,839,050 shares of our Class A common stock acquirable upon exchange of 26,847,222 Newmark Holdings exchangeable limited partnership units held by Cantor.

(5)

Percentage based on (a) 153,386,885 shares of our Class A common stock outstanding as of April 18, 2023, (b) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (c) 24,839,050 shares of our Class A common stock acquirable upon exchange of 26,847,222 Newmark Holdings exchangeable limited partnership units held by Cantor.

(6)	CFGM is the managing general partner of Cantor.
(7)

Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 24,839,050 shares of our Class B common stock acquirable upon exchange of 26,847,222 Newmark Holdings exchangeable limited partnership units held by Cantor.

(8)

Consists of (a) 353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM, (b) 951,076 April 2008 distribution rights shares receivable by CFGM, receipt of which has been deferred, (c) 74,536 February 2012 distribution rights shares receivable by CFGM, receipt of which has been deferred, (d) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (e) 24,839,050 shares of our Class A common stock acquirable upon exchange of 26,847,222 Newmark Holdings exchangeable limited partnership units held by Cantor.

(9)

Percentage based on (a) 153,386,855 shares of our Class A common stock outstanding as of April 18, 2023, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock held by Cantor and CFGM (c) 24,839,050 shares of our Class A common stock acquirable upon exchange of 26,847,222 Newmark Holdings exchangeable limited partnership units held by Cantor, (d) 951,076 April 2008 distribution rights shares receivable by CFGM, receipt of which has been deferred, and (e) 74,536 February 2012 distribution rights shares receivable by CFGM, receipt of which has been deferred.

(10)	Mr. Lutnick is the Chairman and Chief Executive Officer of CFGM and also the trustee of an entity that is the sole shareholder of CFGM. CFGM is the managing general partner of Cantor.
(11)

Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 24,839,050 shares of our Class B common stock acquirable upon exchange of 26,847,222 Newmark Holdings exchangeable limited partnership units held by Cantor.

(12)	Mr. Lutnick’s holdings consist of:

(i)	2,330,973 shares of our Class A common stock held directly;
(ii)	237,130 of our Class A common stock held in Mr. Lutnick’s 401(k) account (as of March 31, 2023);
(iii)

4,233,473 shares of our Class A common stock held in various trust, retirement and custodial accounts consisting of (a) 907,803 shares held by a trust for the benefit of descendants of Mr. Lutnick and his immediate family (the “Trust”), of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees, (b) 112,405 shares held in a Keogh retirement account for Mr. Lutnick, (c) 249,498 shares held by trust accounts for the benefit of Mr. Lutnick and members of his immediate family, (d) 938,609 shares held in Mr. Lutnick’s personal asset trust, of which he is the sole trustee, (e) 13,268 shares held in other retirement accounts, (f) 7,827 shares held in custodial accounts for the benefit of certain members of Mr. Lutnick’s family under the Uniform Gifts to Minors Act, (g) 4,063 shares of Class A common stock held in other retirement accounts for Mr. Lutnick’s spouse, and (h) 2,000,000 shares held in Mr. Lutnick’s grantor retained annuity trust (GRAT).

(iv)	353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM;
(v)	20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor;
(vi)	24,839,050 shares of our Class A common stock acquirable upon exchange of 26,847,222 Newmark Holdings exchangeable limited partnership interests held by Cantor;
(vii)	3,591,626 April 2008 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred;
(viii)	571,238 February 2012 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred;
(ix)	951,076 April 2008 distribution rights shares receivable by CFGM, receipt of which has been deferred;
(x)	74,536 February 2012 distribution rights shares receivable by CFGM, receipt of which has been deferred;
(xi)	746,955 April 2008 distribution rights shares receivable by the Trust, receipt of which has been deferred;
(xii)

950,057 April 2008 distribution rights shares receivable by KBCR, by virtue of Mr. Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor, receipt of which has been deferred;

(xiii)	133,587 February 2012 distribution rights shares receivable by KBCR, receipt of which has been deferred;
(xiv)	75,077 April 2008 distribution rights shares receivable by LFA, receipt of which has been deferred;
(xv)	7,512 February 2012 distribution rights shares receivable by LFA, receipt of which has been deferred;
(xvi)	278,772 shares of our Class A common stock owned of record by KBCR;
(xvii)	16,557 shares of our Class A common stock owned of record by LFA; and
(xviii)	258,802 shares of Class A common stock acquirable upon exchange of 279,725 Newmark Holdings exchangeable limited partnership units by Mr. Lutnick.

These amounts include an aggregate of 7,284,935 distribution rights shares consisting of (a) 6,469,630 April 2008 distribution rights shares and (b) 815,305 February 2012 distribution rights shares, which may generally be issued to such partners upon request.

(13)

Percentage based on (a) 153,386,855 shares of Class A common stock outstanding as of April 18, 2023, (b) 21,285,533 shares of Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock held by Cantor and CFGM (c) 24,839,050 shares of Class A common stock acquirable upon exchange of 26,847,222 Newmark Holdings exchangeable limited partnership interests held by Cantor, (d) 3,591,626 April 2008 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred, (e) 571,238 February 2012 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred, (f) 951,076 April 2008 distribution rights shares receivable by CFGM, receipt of which has been deferred, (g) 74,536 February 2012 distribution rights shares receivable by CFGM, receipt of which has been deferred, (h) 746,955 April 2008 distribution rights shares receivable by the Trust, receipt of which has been deferred, (i) 950,057 April 2008 distribution rights shares receivable by KBCR, receipt of which has been deferred, (j) 133,587 February 2012 distribution rights shares receivable by KBCR, receipt of which has been deferred, (k) 75,077 April 2008 distribution rights shares receivable by LFA, receipt of which has been deferred, (l) 7,512 February 2012 distribution rights shares receivable by LFA, receipt of which has been deferred and (m) 258,802 shares of Class A common stock acquirable upon exchange of 279,725 Newmark Holdings exchangeable limited partnership units by Mr. Lutnick.

(14)

Mr. Gosin’s holdings consists of (a) 4,188,622 shares of our Class A common stock held directly, and (b) 572,303 shares of our Class A common stock acquirable upon exchange of 618,572 Newmark Holdings exchangeable limited partnership units.

(15)

Percentage based on (a) 153,386,855 shares of our Class A common stock outstanding as of April 18, 2023, and (b) 572,303 shares of our Class A common stock acquirable upon exchange of 618,572 Newmark Holdings exchangeable limited partnership units held by Mr. Gosin.

(16)

Mr. Merkel’s holdings consist of (a) 45,979 shares of our Class A common stock held directly, and (b) 2,901 held in trusts for the benefit of the Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee of each trust and Mr. Merkel has the power to remove and replace such trustee.

(17)

Mr. Rispoli’s holdings consists of 25,926 shares of our Class A common stock held directly, and (b) 19,112 shares of our Class A common stock acquirable upon exchange of 20,657 Newmark Holdings exchangeable limited partnership units.

(18)	Ms. Bauer’s holdings consist of 38,350 shares of our Class A common stock held directly.
(19)	Mr. McIntyre’s holdings consist of 19,091 shares of our Class A common stock held directly.
(20)	Mr. Itzkowitz’s holdings consist of 16,096 shares of our Class A common stock held directly.
(21)

Percentage based on (a) 153,386,855 shares of our Class A common stock outstanding as of April 18, 2023, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock, (c) 24,839,050 shares of our Class A common stock acquirable upon exchange of 26,847,222 Newmark Holdings exchangeable limited partnership units held by Cantor, (d) 850,216 shares of our Class A common stock acquirable upon exchange of 918,954 Newmark Holdings exchangeable limited partnership units held by our executive officers and directors, (e) 3,591,626 April 2008 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred, (f) 571,238 February 2012 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred, (g) 951,076 April 2008 distribution rights shares receivable by CFGM, receipt of which has been deferred, (h) 74,536 February 2012 distribution rights shares receivable by CFGM, receipt of which has been deferred, (i) 746,955 April 2008 distribution rights shares receivable by the Trust, receipt of which has been deferred, (j) 950,057 April 2008 distribution rights shares receivable by KBCR, receipt of which has been deferred, (k) 133,587 February 2012 distribution rights shares receivable by KBCR, receipt of which has been deferred, (l) 75,077 April 2008 distribution rights shares receivable by LFA, receipt of which has been deferred, and (m) 7,512 February 2012 distribution rights shares receivable by LFA, receipt of which has been deferred.

Equity Compensation Plan Information as of December 31, 2022

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

Review, Approval and Ratification of Transactions with Related Persons

The general policy of the Company and our Audit Committee is that all material transactions with a related party, including transactions with BGC Partners and Cantor, the relationships between us and BGC Partners and Cantor and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers (see “Repurchases and Purchases”), are subject to prior review and approval by the Committee and its independent members, which will determine whether such transactions or proposals are fair and reasonable to the Company and its stockholders. In general, potential related-party transactions will be identified by our management and discussed with the Committee at their meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, will be provided to the Committee with respect to each issue under consideration and decisions will be made by the Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related-party transactions are set forth in our Audit Committee Charter and Code of Ethics, both of which are publicly available on our website at www.nmrk.com/esg/governance under the headings “Independent Audit Committee” and “Code of Business Conduct & Ethics,” respectively. Related party transactions with BGC Partners are also reviewed by the BGC Partners board and its audit committee under their own policies.

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

The following is a description of certain relationships and transactions that have existed or that we have entered into with our directors, executive officers, or stockholders who are known to us to beneficially own more than five percent of our Class A common stock or Class B common stock, including Cantor, and their immediate family members as well as certain other transactions. The following summary does not purport to describe all the terms of such agreements or transactions and is qualified in its entirety by reference to the complete text of these agreements, to the extent filed as exhibits to this Amendment and our other filings with the SEC. We urge you to read the full text of these agreements.

Separation, Initial Public Offering, and Spin-Off

Separation and Distribution Agreement

On December 13, 2017, prior to the closing of the IPO, BGC, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered the Separation and Distribution Agreement which sets forth the agreements among BGC, Cantor, Newmark and their respective subsidiaries regarding, among other things:

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

Initial Public Offering

In December 2017, we completed our IPO of 23,000,000 shares of Class A common. Prior to the IPO, we were a wholly owned subsidiary of BGC Partners. We received approximately $295.4 million in aggregate net proceeds from the IPO, all of which we used to partially repay indebtedness under a certain term loan that we assumed from BGC Partners prior to the closing of our IPO.

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

In particular, Cantor has provided that 250,656 Newmark Holdings founding partner interests will be exchangeable with us for a number of shares of Class A common stock equal to the then-current exchange ratio, in accordance with the terms of the Newmark Holdings limited partnership agreement.

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

On November 15, 2022, BGC and BGC Holdings, along with certain other entities, entered into a Corporate Conversion Agreement, which was amended as of March 29, 2023, in order to reorganize and simplify the BGC group’s organizational structure by converting it from an Up-C to a “Full C-Corporation.” Upon completion of the corporate conversion transactions, the stockholders of BGC and the limited partners of BGC Holdings will participate in the economics of the BGC businesses through the same publicly traded corporate entity, BGC Group, Inc. It is currently anticipated that legacy BGC Holdings units held by employees of the Newmark group providing services solely to the Newmark group will be redeemed or exchanged prior to the completion of the Corporate Conversion.

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

On April 17, 2023, Cantor purchased from Newmark Holdings an aggregate of (i) 309,631 exchangeable limited partnership interests for aggregate consideration of $1,282,265 as a result of the redemption of 309,631 founding partner interests, and (ii) 38,989 exchangeable limited partnership interests for aggregate consideration of $166,364 as a result of the exchange of 38,989 founding partner interests.

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

Partner Obligations

Each of the founding/working partners and each of the limited partnership unit holders are subject to certain partner obligations, which we refer to as “partner obligations.” The partner obligations constitute an undertaking by each of the founding/working partners and each of the limited partnership unit holders that they have a duty of loyalty to Newmark Holdings and that, during the period from the date on which a person first becomes a partner through the applicable specified period following the date on which such partner ceases, for any reason, to be a partner, not to, directly or indirectly (including by or through an affiliate):

•

breach a founding/working partner’s or limited partnership unit holder’s, as the case may be, duty of loyalty to Newmark Holdings, through the two-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or limited partnership unit holder;

•

while a founding/working partner or limited partnership unit holder and through the six (6)-month anniversary of the termination of such founding/working partner or limited partnership unit holder, engage in, represent in any way, or be connected with (as partner, director, officer, employee, consultant, or active participant, in each case, other than on a de minimis basis) any activity, practice or act with a competing business (as defined below) if: (1) it involves a Client or Client Representative (as defined in the Newmark Holdings limited partnership agreement) and a service that is the same or similar to a service the Partner provided for a Protected Affiliate (as defined in Newmark Holdings Limited Partnership Agreement) or (2) it involves (y) a product, product line or type, or service of a Protected Affiliate (including any for which it took substantial steps to offer prior to the termination of such partner), and (z) a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate within a geographic market covering where the founding/working partner or limited partnership unit holder and/or the Protected Affiliate provided services or had responsibilities and/or within a 100-mile radius of any Client,

Client Representative, Protected Affiliate, or Partner while a Partner; or (3) the Partner had substantial confidential information of the Newmark Holdings or a Protected Affiliate and the disclosure of such information to the Competing Business is likely to be inevitable;

•

while a founding/working partner or limited partnership unit holder and through the six (6)-month anniversary of the termination of such founding/working partner or limited partnership unit holder, solicit any of the customers of a Protected Affiliate for purposes of engaging in a competing business;

•

while a founding/working partner or limited partnership unit holder and through the first (1st)-year anniversary of the termination of such founding/working partner or limited partnership unit holder, induce such customers or their employees to reduce their volume of business with, terminate their relationship with, or otherwise adversely affect their relationship with, a Protected Affiliate;

•

while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such founding/working partner or limited partnership unit holder, solicit, induce, or influence, or attempt to solicit, induce, or influence, any person who was an employee, member, partner, or consultant of a Protected Affiliate or an affiliate to terminate his/her/their employment or association with any such Protected Affiliate or affiliate or hire, employ, engage (including as a consultant or partner), or otherwise enter into a Competing Business with any such person;

•

while a founding/working partner or limited partnership unit holder and through the fourth (4th)-year anniversary of the termination of such founding/working partner or limited partnership unit holder r, make or participate in the making of (including through the limited partner’s or any of its affiliates’ respective agents and representatives) any comments to the media (print, broadcast, electronic or otherwise) that are disparaging regarding Newmark or the senior executive officers of Newmark or are otherwise contrary to the interests of Newmark as determined by the Newmark Holdings general partner in its sole and absolute discretion;

•

except as permitted with respect to corporate opportunities and fiduciary duties in the Newmark Holdings limited partnership agreement (see “—Corporate Opportunity; Fiduciary Duty” below) take advantage of, or provide another person with the opportunity to take advantage of, a Newmark “corporate opportunity” (as such term would apply to Newmark Holdings if it were a corporation) including opportunities related to intellectual property, which for this purpose requires granting Newmark a right of first refusal to acquire any assets, stock or other ownership interest in a business being sold by any partner or affiliate of such partner if an investment in such business would constitute a “corporate opportunity” (as such term would apply to Newmark Holdings if it were a corporation), that has not been presented to and rejected by Newmark or that Newmark rejects but reserves for possible further action by Newmark in writing, unless otherwise consented to by the Newmark Holdings general partner in writing in its sole and absolute discretion,; or otherwise take any action to harm, that harms or that reasonably could be expected to harm, Newmark for a two-year period following the date on which a founding/working partner or a limited partnership unit holder, as the case may be, ceases, for any reason, to be a founding/working partner or a limited partnership unit holder, as the case may be, including any breach of its confidentiality obligations.

A founding/working partner or limited partnership unit holder is considered to have engaged in a “competitive activity” if such partner (including by or through his, her or its affiliates), during the applicable restricted period, engages in one of the following activities, which we collectively refer to as the “competitive activities”:

(1)

at any time while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such partner, directly or indirectly, or by action in concert with others, solicits, induces, or influences, or attempts to solicit, induce or influence, any other partner, employee, member, partner or consultant of Cantor, Newmark or any member of the Cantor group or affiliated entity to terminate their employment or other business arrangements with Cantor, Newmark or any member of the Cantor group or affiliated entity, or to engage in any competing business (as defined below) or hires, employs, engages (including as a consultant or partner) or otherwise enters into a competing business with any such person;

(2)

at any time while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such partner, solicits any of the customers of Cantor, Newmark or any member of the Cantor group or affiliated entity (or any of their employees), induces such customers or their employees to reduce their volume of business with, terminate their relationship with or otherwise adversely affect their relationship with, Cantor, Newmark or any member of the Cantor group or affiliated entity;

(3)

at any time while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such partner, engages in, represents in any way, or is connected with (as partner, director, officer, employee, consultant, or active participant, in each case, other than on a de minimis basis) any activity, practice or act with a Competing Business if: (1) it involves a Client or Client Representative and a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate; (2) it involves (y) a product, product line or type, or service of a Protected Affiliate (including any for which it took substantial steps to offer prior to the termination of such founding/working partner or limited partnership unit holder), and (z) a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate within a geographic market covering where the Partner and/or the Protected Affiliate provided services or had responsibilities and/or within a 100-mile radius of any Client, Client Representative, Protected Affiliate, or founding/working partner or limited partnership unit holder while a founding/working partner or limited partnership unit holder; or (3) the founding/working partner or limited partnership unit holder had substantial confidential information of the Cantor, Newmark or any member of the Cantor group or affiliated entity and the disclosure of such information to the Competing Business is likely to be inevitable.

Notwithstanding anything to the contrary, and unless Cantor determines otherwise, none of such partner obligations apply to any founding/working partner or limited partnership unit holder that is also a Cantor Company. “Cantor Company” means Cantor or any of its affiliates (other than, if applicable, Newmark and any of our subsidiaries, including Newmark and its subsidiaries). Such partners are exempt from these partner obligations.

The determination of whether a founding/working partner or limited partnership unit holder has breached his or her partner obligations will be made in good faith by the Newmark Holdings general partner in its sole and absolute discretion, which determination will be final and binding. If a founding/working partner or a limited partnership unit holder breaches his, her or its partner obligations, then, in addition to any other rights or remedies that the Newmark Holdings general partner may have, and unless otherwise determined by the Newmark Holdings general partner in its sole and absolute discretion, Newmark Holdings will redeem all of the units held by such partner for a redemption price equal to their base amount, and such partner will have no right to receive any further distributions, or payments of cash, stock or property, to which such partner otherwise might be entitled.

A founding/working partner or a limited partnership unit holder, as the case may be, will become a bankrupt partner upon (a) making an assignment for the benefit of creditors, (b) filing a voluntary petition in bankruptcy, (c) the adjudication of such partner as bankrupt or insolvent, or the entry against such partner of an order for relief in any bankruptcy or insolvency proceeding; provided that such order for relief or involuntary proceeding is not stayed or dismissed within 120 days, (d) the filing by such partner of a petition or answer seeking for himself, herself or itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any bankruptcy statute, law or regulation, (e) the filing by such partner of an answer or other pleading admitting or failing to contest the material allegations of a petition filed against it in any proceeding of that nature or (f) the appointment of or seeking of the appointment of (in each case by any person) a trustee, receiver or liquidator of it or of all or any substantial part of the properties of such founding/working partner. With respect to a corporate founding/working partner, bankruptcy will also include the occurrence of any of the foregoing events with respect to the beneficial owner of the majority of the stock of such partner. Notwithstanding the foregoing, no event constitutes a bankruptcy of a founding/working partner or limited partnership unit holder, as the case may be, unless the Newmark Holdings general partner so determines in its sole and absolute discretion.

Transfers of Interests

The Newmark Holdings limited partnership agreement contains restrictions on the transfer of interests in Newmark Holdings. In general, a partner may not transfer or agree or otherwise commit to transfer all or any portion of, or any rights, title and interest in and to, its interest in Newmark Holdings, except in the circumstances described in the Newmark Holdings partnership agreement.

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

First Amendment to Newmark Holdings Limited Partnership Agreement

On March 10, 2023, Newmark Holdings entered into an amendment to the Newmark Holdings limited partnership agreement (the “LPA Amendment”). The LPA Amendment revises certain restrictive covenants pertaining to the “Partner Obligations” and “Competitive Activity” provisions in the Newmark Holdings limited partnership agreement. Specifically, the LPA Amendment (i) reduces the length of the post-termination period during which a partner must refrain from soliciting or doing business with customers, soliciting employees, engaging in a “Competing Business” (as defined therein), or otherwise refraining from harming the partnership; and (ii) revises the scope of the non-compete provisions under the “Partner Obligations” and “Competitive Activity” provisions in the Newmark Holdings limited partnership agreement to cover “Competing Businesses” for which a partner performs the same or similar services as provided to a “Protected Affiliate” (as defined therein) and (a) involving a product, product line or type, or service of a “Protected Affiliate” within a specific geographic area, (b) involving a “Client” or a “Client Representative” (each as defined therein) of a Protected Affiliate, or (c) for which the disclosure of confidential information is likely to be inevitable. The LPA Amendment was approved by the Company’s Board of Directors and Audit and Compensation Committees.

Amended and Restated Limited Partnership Agreement of Newmark OpCo

On December 13, 2017, we entered into the Amended and Restated Agreement of Limited Partnership of Newmark OpCo, which we refer to as the “Newmark OpCo limited partnership agreement,” and which is described below.

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

For reinvestment, acquisition or other purposes, Newmark may determine to distribute to its stockholders a smaller percentage than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of cash that it receives from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the exchange ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes (which we refer to as “Reinvestment Cash”).

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

In consideration for the services provided, the providing party generally charges the other party an amount (including any applicable taxes) equal to (1) the direct cost that the providing party incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree. For the year ended December 31, 2022 allocated expenses were $28.5 million for these services.

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

Certain interests in Newmark Holdings may be exchanged in the future for a number of shares of Newmark Class A common stock or shares of Newmark Class B common stock equal to the exchange ratio (which is currently one, but is subject to adjustments as set forth in the Separation and Distribution Agreement). See above under “—Adjustment to Exchange Ratio.” In addition, prior to the Spin-Off, certain interests in Newmark Holdings, together with certain interests in BGC Holdings, could have been exchanged for shares of BGC Partners common stock. Certain of these exchanges could have resulted in increases to our share of the tax basis of the tangible and intangible assets of Newmark OpCo that otherwise would not have been available, although the IRS may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the IRS. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.

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

We have agreed to indemnify the holders (and their directors, officers, agents and each other person who controls a holder under Section 15 of the Securities Act of 1933, as amended (the “Securities Act”)) registering shares pursuant to the registration rights agreement against certain losses, expenses and liabilities under the Securities Act, common law or otherwise. Holders will similarly indemnify us but such indemnification will be limited to an amount equal to the net proceeds received by such holder under the sale of registrable securities giving rise to the indemnification obligation.

Leases

We currently occupy concurrent computing centers in Weehawken, New Jersey, Secaucus, New Jersey and Trumbull, Connecticut, maintained by Cantor. Under the administrative services agreement, we are obligated to Cantor for our pro rata portion (based on square footage used) of rental expense during the terms of the leases for such spaces.

Derivative Suits

On August 5, 2022, Robert Garfield filed a complaint in the Delaware Court of Chancery (the “Court of Chancery”), captioned Robert Garfield v. Howard W. Lutnick, et al. (Case No. 2022-0687) (the “Garfield Action”), against the members of the Board and Mr. Lutnick in his capacity as Chairman of the Board and controlling stockholder. This derivative complaint alleges that in connection with the December 2021 bonus Award, payable over a 3-year period, granted to Mr. Lutnick: (i) the Board breached its fiduciary duty, (ii) neither the award nor the approval process employed by the Compensation Committee were entirely fair to the Company and its stockholders, and (iii) the members of the Compensation Committee did not exercise independent judgment. The complaint alleges that Mr. Lutnick breached his fiduciary duty as Chairman and controlling shareholder by forcing the Company to grant the Award and by accepting it. The complaint seeks rescission of the Award and other compensation, as well as damages and other relief.

On October 7, 2022, Cardinal Capital Management, LLC filed a complaint in the Court of Chancery, captioned Cardinal Capital Management, LLC v. Howard W. Lutnick, et al. (Case No. 2022-0909-SG) (the “Cardinal Action”), against Mr. Lutnick, the members of the Compensation Committee in 2021, who were Virginia S. Bauer, Kenneth A. McIntyre and Michael Snow (the “Compensation Committee”), and Barry Gosin, Michael Rispoli and Stephen Merkel (the “Officers”). The derivative complaint alleges that in connection with the Company’s June 2021 partnership units exchange for Mr. Lutnick and Officers and the December 2021 bonus Award, payable over a 3-year period, granted to Mr. Lutnick: (i) the Compensation Committee and Officers breached their fiduciary duties and wasted corporate assets; and (ii) Mr. Lutnick and the Officers were unjustly enriched. The complaint also alleges that Mr. Lutnick breached his fiduciary duty as Chairman and controlling shareholder, and wasted corporate assets, by forcing the Company to grant the Award and by accepting it. The complaint seeks recoupment of the partnership units exchange and the Award, as well as damages and other relief.

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

Transactions with Cantor Commercial Real Estate Company, L.P.

We have a referral agreement in place with CCRE, in which our brokers are incentivized to refer business to CCRE through a revenue-share agreement. Newmark did not recognize any revenues from these referrals for the year ended December 31, 2022.

We have an additional revenue-share agreement with CCRE, in which we pay CCRE for referrals for leasing or other services. In connection with this agreement, we did not make any payments under this agreement to CCRE for the year ended December 31, 2022.

We also have a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. We did not have any revenues from these referrals for the year ended December 31, 2022.

We did not purchase any primary servicing rights during the year ended December 31, 2022. We also service loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. We recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $3.6 million for the year ended December 31, 2022.

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

CF Real Estate Finance Holdings, LP

Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of December 31, 2022 , Newmark’s investment was accounted for under the equity method. Newmark holds a redemption option in which Real Estate LP can redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time.

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

Acquisition of Spring11 Ownership Interest from Cantor

In February 2023, Newmark’s subsidiary, Newmark S11 Holdings, LLC (“Newmark S11”) entered into an equity purchase agreement with CFS11 Holdings, LLC (“CFS11”), a subsidiary of Cantor, pursuant to which Newmark acquired CFS11’s 33.78% ownership interest in Newmark S11 LP, LLC, the joint venture that owns a controlling interest in Spring11 Holdings, LP (“Spring11”), for a total purchase price of $11,530,598. The transaction, which also included Newmark S11 buying the remaining minority interests from other third-party owners on substantially the same terms, resulted in Newmark S11 owning 100% of Spring11. The CFS11 transaction was approved by our Audit Committee.

Related Party Receivables and Payables

As of December 31, 2022, the current portion of payables to related parties was 9.7 million.

Market Making and Related-Party Borrowings

Market-Making Transactions

On March 25, 2022, we filed an immediately effective registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of our 6.125% Senior Notes due 2023 in connection with ongoing market-making transactions which may occur from time to time. This registration statement replaced a prior market-making registration statement that has expired. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any other of our affiliates, has any obligation to make a market in our securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. Newmark does not receive any proceeds from market making activities in these securities by CF&Co. (or any of its affiliates).

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

Cantor Credit Agreement

On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor (the “Cantor Credit Agreement”). The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of December 31, 2022 there were no borrowings outstanding under the Cantor Credit Agreement.

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

Sublease Cantor Fitzgerald, L.P.

In January 2022, Cantor entered into an agreement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of ours, for a period of six months until June 30, 2022 at a rate of $0.1 million per month. In July 2022, the sublease was extended one year to June 30, 2023. Newmark received $1.0 million from Cantor pursuant to this sublease for the year ended December 31, 2022.

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

Special Purpose Acquisition Company

As previously reported, in April 2021, Newmark OpCo and Cantor entered into various arrangements pursuant to which they agreed to co-sponsor a special purpose acquisition company, named Newmark Acquisition Corp. (the “SPAC”), in which certain of our executive officers are executive officers and are expected to be directors. Pursuant to a purchase agreement, Newmark OpCo purchased from Cantor a 75% equity interest in an entity now known as Newmark Acquisition Holdings, LLC, the sponsor of the SPAC (the “Sponsor”), for $18.8 thousand, with Cantor retaining the remaining 25% equity interest in the Sponsor. Pursuant to an amended and restated limited liability company agreement of the Sponsor, Newmark OpCo is the managing member of the Sponsor, and Newmark OpCo and Cantor have agreed to make additional equity contributions to the Sponsor in order to fund the obligations of the Sponsor with respect to the SPAC in proportion to their equity ownership in the Sponsor. Also, in April 2021, the Sponsor agreed to lend to the SPAC up to $0.3 million without interest in order to cover expenses related to any initial public offering of the SPAC; the maturity date of the loans is the earlier of the consummation of the initial public offering of the SPAC and December 31, 2022. As of December 31, 2022, there was no outstanding balance on this loan.

Knotel Assets

As part of the Knotel acquisition on March 24, 2021, we assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, we would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

Employment Matter

On June 28, 2021, our Audit Committee authorized us to hire a son of our Chairman as a full-time employee of our Knotel business with an annual base salary of $125,000 and an annual discretionary bonus of up to 30%. The arrangement includes a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him. In June 2022, the Audit Committee approved ordinary course compensation adjustments and expense, travel and housing reimbursement for him in accordance with standard Company policies up to $250,000 in total compensation.

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

The timing and amount of Company debt securities repurchased under the program, if any, will be at the discretion of management, and will depend on the optimal uses of capital as determined by management, available cash, market conditions, the cost to repurchase such securities as compared to other forms of debt repayment (including debt under our revolving credit facility), and other considerations. Therefore, there can be no assurance as to the aggregate principal amount of Company debt securities, if any, repurchased. We may discontinue the repurchase program at any time. As of December 31, 2022, we had $50.0 million remaining under our debt repurchase authorization.

Share Repurchase Program

On August 5, 2021, and again on February 10, 2022, our Board of Directors and Audit Committee re-authorized share repurchases of Newmark Class A common stock and purchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $400 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the year ended December 31, 2022, Newmark repurchased 24,918,482 shares of Class A common stock, respectively, at an average price of $11.83. As of December 31, 2022, Newmark had $392.3 million remaining from its share repurchase and unit purchase authorization.

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

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young, during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit fees	3,453,830	3,497,960
Audit—related fees	311,600	317,904
Tax fees	1,541,940	1,482,590
All other fees	—	—

Total	5,307,370	5,298,454

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

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

During 2022, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2022. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2022 and certain other audit- related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services to be performed for us by Ernst & Young.

PART IV—OTHER INFORMATION

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The consolidated financial statements required to be filed in this Amendment are included in Part II, Item 8 of the Original Form 10-K.

(a) (2) The following Exhibits are filed as part of this Amendment as required by Regulation S-K.

The following Exhibits are filed as part of this Amendment as required by Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts and compensation plans and arrangements required to be filed as Exhibits to this Report.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)

3.1	Amended and Restated Certificate of Incorporation of Newmark Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

3.2	Amended and Restated Bylaws of Newmark Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

4.1	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2023)

4.2	Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

4.3	First Supplemental Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

4.4	Form of Newmark Group, Inc. 6.125% Senior Notes due 2023 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

10.1	Employment Agreement, dated February 10, 2023, by and among Barry Gosin, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2023)*

10.2	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.3	Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.4	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.5	Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.6	Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.7	Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.8	Administrative Services Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.9	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.10	Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.11	Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.12	Change of Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.13	Retention Bonus Agreement by and between Howard W. Lutnick and Newmark Group, Inc. dated as of December 28, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021)*

10.14	Employment Agreement, dated September 29, 2022, by and among Michael Rispoli, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2022)*

10.15	Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)*

10.16	Newmark Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.17	Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.18	Newmark Holdings, L.P. Participation Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)*

10.19	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.20	Intercompany Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P.(incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.21	Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.22	First Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2022)

10.23	Master Repurchase Agreement, dated August 2, 2021, by and between Newmark Partners, L.P. and CF Secured LLC (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.24	Amended and Restated Credit Agreement, dated as of March 10, 2022, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2022)

10.25	Amendment, dated as of March 10, 2023, to the Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2023)

21.1	List of subsidiaries of Newmark Group, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2023)

23.1	Consent of Ernst & Young LLP

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 16, 2023).

101	Interactive data file.

104	The cover page from this Amendment No. 1 to Annual Report on Form 10-K/A, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of April, 2023.

Newmark Group, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman