Form 10-Q
period 2023-06-30
NEWMARK GROUP, INC.
filed 2023-08-09
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2023
Class A Common Stock, par value $0.01 per share	152,231,792 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

1

NEWMARK GROUP, INC.

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION
2021 Equity Event	In connection with the acceleration of the Nasdaq Earn-out, on June 28, 2021, the Compensation Committee approved a plan to expedite the tax deductible exchange and redemption of a substantial number of limited partnership units held by partners of the Company

6.125% Senior Notes	The Company’s 6.125% Senior Notes due on November 15, 2023, issued on November 6, 2018, in an original principal amount of $550.0 million

Audit Committee	Audit Committee of the Board

Berkeley Point	Berkeley Point Financial LLC, a wholly owned subsidiary of the Company acquired on September 8, 2017, which does business as part of the Newmark Multifamily Capital Markets business

BGC	(i) Following the closing of the Corporate Conversion, BGC Group and, where applicable, its consolidated subsidiaries and (ii) prior to the closing of the Corporate Conversion, BGC Partners and, where applicable, its consolidated subsidiaries

BGC Entity Group	BGC Partners, BGC Holdings, BGC U.S. OpCo and their respective subsidiaries (other than, prior to the Spin-off, the Newmark Entity Group), collectively, and in each case as such entities existed prior to the Corporate Conversion

BGC Group	BGC Group, Inc. (NASDAQ: BGC) and, where applicable, its consolidated subsidiaries

BGC Holdings	BGC Holdings, L.P., an entity which, prior to the Corporate Conversion, was owned by Cantor, Founding Partners, BGC employee partners and, after the Separation, Newmark employee partners

BGC Holdings Distribution	Pro rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Holdings to its partners of all of the exchangeable limited partnership interests in Newmark Holdings owned by BGC Holdings immediately prior to the distribution

BGC Partners	BGC Partners, Inc., which acquired us on October 14, 2011, facilitated the Newmark IPO on December 14, 2017 and completed the Spin-Off that led to us becoming a separate publicly traded company on November 30, 2018 and, where applicable, its consolidated subsidiaries. On July 1, 2023, BGC Partners, Inc. completed its Corporate Conversion and became a wholly owned subsidiary of its public holding company successor, BGC Group, Inc.

BGC U.S. Opco
BGC Partners, L.P., an operating partnership which holds the U.S. business of BGC and which is owned jointly, following the closing of the Corporate Conversion, by BGC Partners and the successor to BGC Holdings

Board or Board of Directors	Board of Directors of the Company

CAGR	Compound annual growth rate

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its consolidated subsidiaries

Cantor Credit Agreement	Unsecured credit agreement entered into with Cantor on November 30, 2018

Cantor Entity Group
Cantor and its consolidated subsidiaries (other than any member of the BGC Entity Group or the Newmark Entity Group), Howard W. Lutnick and/or any of his immediate family members as so designated by Howard W. Lutnick and any trusts or other entities controlled by Howard W. Lutnick

Cantor Units	Limited partnership interests of Newmark Holdings or, prior to the Corporate Conversion, Newmark Holdings or BGC Holdings, held by the Cantor Entity Group, which Newmark units are exchangeable into shares of Newmark Class A common stock or Newmark Class B common stock and which BGC Holdings units were exchangeable into shares of BGC Class A common stock or BGC Class B common stock, as applicable

CCRE	Cantor Commercial Real Estate Company, L.P.

CCRE Lending	Cantor Commercial Real Estate Lending, L.P., a wholly owned subsidiary of Real Estate LP

CECL	Current Expected Credit Losses

Certificate of Incorporation	Amended and Restated Certificate of Incorporation of Newmark

CF Secured	CF Secured, LLC

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the managing general partner of Cantor

CFS11	CFS11 Holdings, LLC, a subsidiary of Cantor

Company	Newmark Group, Inc. and, where applicable, its consolidated subsidiaries

Company Debt Securities	The 6.125% Senior Notes and any future debt securities issued by the Company

Compensation Committee	Compensation Committee of the Board

Contribution Ratio
Ratio of shares of Newmark Common Stock that were outstanding compared to the shares of BGC common stock outstanding as of immediately prior to the Newmark IPO (not including any shares of our common stock sold in the Newmark IPO); this ratio was set initially at a fraction equal to one divided by 2.2

Corporate Conversion	A series of mergers and related transactions pursuant to which, effective at 12:02 AM Eastern Time on July 1, 2023, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group, transforming the organizational structure of the BGC businesses from an "Up-C" structure to a simplified “Full C-Corporation” structure

CoStar	CoStar Group Inc.

COVID-19	Coronavirus Disease 2019

CRCA	Cantor Realty Capital Advisors, L.P.

Credit Agreement	The Company’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, most recently amended and restated on March 10, 2022

Credit Facility
The credit facility pursuant to the Credit Agreement, with a current maximum revolving loan balance of $600.0 million and maturity date of March 10, 2025, bearing interest at either SOFR or a defined base rate plus additional margin

Deskeo	Space Management (d/b/a “Deskeo”)

Employees	Includes both employees and those real estate brokers who qualify as statutory non-employees under Internal Revenue Code Section 3508

EPS	Earnings Per Share

EPUs	Exchangeable preferred partnership units, which relate to the Nasdaq Forwards

Equity Plan	Newmark Group, Inc. Long Term Incentive Plan

ESG	Environmental, social and governance, including sustainability or similar items

eSpeed	eSpeed, Inc.

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	Exchange agreement which provides (i) BGC Partners, (ii) Cantor, (iii) any entity controlled by either of them or by Howard W. Lutnick, and (iv) Howard W. Lutnick, his spouse, his estate, any of his descendants, any of his relatives, or any trust established for his benefit or for the benefit of his spouse, any of his descendants or any of his relatives, the right to exchange shares of Newmark Class A common stock into Newmark Class B common stock on a one-to-one basis up to the number then authorized but unissued

Exchange Ratio	The ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock

FASB	Financial Accounting Standards Board

Fannie Mae	The Federal National Mortgage Association

Fannie Mae DUS	The Fannie Mae Delegated Underwriting and Servicing Program

FHA	The Federal Housing Administration

FHFA	The Federal Housing Finance Agency

FOMC	Federal Open Market Committee

Forward Sales Contract	An agreement to deliver mortgages to third-party investors at a fixed price

Founding Partners
Individuals who became limited partners of Newmark Holdings in connection with the Separation who held BGC Holdings founding partner interests immediately prior to the Separation (provided that members of the Cantor Entity Group and the BGC Entity Group are not Founding Partners)

FPUs	Founding/Working Partners units in Newmark Holdings or, prior to the closing of the Corporate Conversion, Newmark Holdings or BGC Holdings, that are generally redeemed upon termination of employment

Freddie Mac	The Federal Home Loan Mortgage Corporation

Freddie Mac Strip	A 3-basis point servicing fee and/or up to a 1-basis point surveillance fee on certain Freddie Mac loans after the loan is securitized in a Freddie Mac pool

Freddie Mac TAH	The Freddie Mac Targeted Affordable Housing Program

GCS	Global corporate services

Gerald Eve	Gerald Eve LLP, a London-based real estate advisory firm acquired on March 10, 2023

Ginnie Mae	The Government National Mortgage Association

GSE or GSEs	Fannie Mae and Freddie Mac

H-Rights	Rights to exchange PSUs into HDUs

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s consolidated statements of financial condition

HUD	The U.S. Department of Housing and Urban Development

HUD LEAN	HUD’s mortgage insurance program for senior housing

HUD MAP	HUD’s Multifamily Accelerated Processing

Knotel	Knotel, Inc.

LIBOR	London Inter-Bank Offered Rate

Limited Partnership Unit Holders
The individuals who became limited partners of Newmark Holdings in connection with the Separation and who held BGC Holdings limited partnership units immediately prior to the Separation and certain individuals who became or become limited partners of Newmark Holdings from time to time after the Separation and who provide services to the Newmark Entity Group

LPA Amendment	An amendment, dated as of March 10, 2023, to the Newmark Holdings limited partnership agreement

LPUs or limited partnership units	Certain limited partnership units in Newmark Holdings or, prior to the closing of the Corporate Conversion, Newmark Holdings or BGC Holdings, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in Newmark Holdings

Master Repurchase Agreement	Master Repurchase Agreement, dated August 2, 2021, by and between Newmark OpCo and CF Secured

MBA	Mortgage Bankers’ Association

McCall & Almy	McCall & Almy, Inc.

MSRs	Mortgage servicing rights

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

Nasdaq Earn-out
Total consideration received from the sale of eSpeed by BGC Partners to Nasdaq, including $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 shares of shares which was paid ratably over 15 years, provided that Nasdaq, as a whole, produced at least $25.0 million in consolidated gross revenues each year

Nasdaq Forwards	Variable postpaid forward contracts with RBC entered into using an SPV that is a consolidated subsidiary of Newmark

Nasdaq shares or Nasdaq payment
The shares of common stock of Nasdaq which remained payable by Nasdaq in connection with the Nasdaq Monetization Transactions, the right to which BGC Partners transferred to Newmark in connection with the Separation

Nasdaq Monetization Transactions	The sale on June 28, 2013, of eSpeed by BGC Partners to Nasdaq, in which the total consideration paid or payable by Nasdaq included the Nasdaq Earn-out

Newmark	Newmark Group, Inc., and where applicable, its consolidated subsidiaries

Newmark & Co.	Newmark & Company Real Estate, Inc., which for the purposes of this document, is defined as all of the companies acquired by BGC Partners on October 14, 2011. Comparisons in this document to our 2011 revenues are based on unaudited full year 2011 revenues for Newmark & Co.

Newmark Common Stock	Newmark Class A common stock and Class B common stock, collectively

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Entity Group	Newmark, Newmark Holdings, Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark Holdings limited partnership agreement	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, dated as of December 13, 2017

Newmark IPO	The initial public offering of 23 million shares of Newmark Class A common stock at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark

Newmark OpCo Preferred Investment	On June 18, 2018 and September 26, 2018, Newmark OpCo issued approximately $175.0 million and $150.0 million of EPUs, respectively, in private transactions to RBC

Newmark S11	Newmark S11 Holdings, LLC

Non-GAAP	A financial measure that differs from the most directly comparable measure calculated and presented in accordance with U.S. GAAP, such as Adjusted Earnings and Adjusted EBITDA

N Units	Non-distributing partnership units of Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs and NPSUs

OMSR	Originated mortgage servicing rights
Preferred Distribution	Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units	Preferred partnership units in Newmark Holdings or, prior to the closing of the Corporate Conversion, BGC Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

RBC	Royal Bank of Canada

RCA	MSCI Real Capital Analytics

Real Estate LP	CF Real Estate Finance Holdings, L.P.

RSUs	BGC or Newmark restricted stock units, paid or payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, or issued in connection with certain acquisitions

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which the BGC Entity Group transferred to the Newmark Entity Group the assets and liabilities of the BGC Entity Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

Separation and Distribution Agreement
The Separation and Distribution Agreement entered into prior to the completion of the Newmark IPO by Cantor, Newmark, Newmark Holdings, Newmark OpCo, BGC Partners, BGC Holdings, BGC U.S. Opco and, for certain limited purposes described therein, BGC Global Holdings, L.P., dated December 13, 2017, as amended from time to time, and as amended on November 8, 2018 and amended and restated on November 23, 2018

SOFR	Secured Overnight Financing Rate

SPAC	Newmark Acquisition Corp., a special purpose acquisition company

Spin-Off
The pro rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Partners to its stockholders of all of the shares of the shares of Newmark Common Stock owned by BGC Partners immediately prior to the effective time of the Spin-Off, completed on November 30, 2018

Sponsor	Newmark Acquisition Holdings, LLC, the sponsor of the SPAC

Spring11	Spring11 Holdings, LP

SPV	Special purpose vehicle

TDRs	Troubled debt restructurings

Total Debt	Newmark’s quarterly volumes from mortgage brokerage and GSE/FHA originations together

Tradeweb	Tradeweb Markets, Inc.

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

V&A	Valuation and Advisory

View	View, Inc.

Working Partners or Newmark Holdings Working Partners
The individuals who became limited partners of Newmark Holdings in connection with the Separation and who held BGC Holdings working partner interests immediately prior to the Separation, and certain individuals who became or become limited partners of Newmark Holdings from time to time from and after the Separation and who provide services to the Newmark Entity Group

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•risks inherent in doing business in international markets, including macroeconomic and other challenges and uncertainties resulting from Russia’s invasion of Ukraine, downgrades of U.S. Treasuries, rising global interest rates, inflation and the Federal Reserve's responses thereto, the strengthening U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, and increasing energy costs, and including the effect on demand for commercial real estate and capital markets transaction volumes, office space, levels of new lease activity and renewals, distressed non-GSE commercial mortgages, frequency of loan defaults and forbearance, and fluctuations in the mortgage-backed securities market;
•challenges relating to our repositioning of certain aspects of our business to adapt to and better address the needs of our clients in the future as a result of the acceleration of pre-existing long-term social and economic trends, rising interest rates and market uncertainty and other legal, cultural and political events and conflicts, and governmental measures taken in response thereto, including reductions in capital markets transaction volumes due to rising interest rates and market uncertainty, timing of stabilization of interest rates and the recovery of transaction volumes, changes in the mix of demand for commercial real estate space, including decreased demand for urban office and retail space generally, which may be offset in whole or in part by increased demand for suburban office, data storage, fulfillment, and distribution centers and life sciences facilities, that could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services, including the time and expense related to such repositioning, as well as risks related to our entry into new geographic markets or lines of business, declines in real estate values, including due to sales of loans previously held by failed financial institutions, increases in commercial real estate lending rates, and risks related to the volume of committed investment capital;
•market conditions, transaction volumes, including changes in leasing and lending activity and debt volumes, turmoil across regional banks and certain global investment banks, possible disruptions in transactions, potential deterioration of equity and debt capital markets for commercial real estate and related services, potential unavailability of traditional sources of financing and need for alternative sources, ongoing supply chain issues and other factors, and our ability to access the capital markets as needed or on reasonable terms and conditions;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors some of which may have greater financial and operational resources than we do;
•the effect of industry concentration and reorganization, reduction of customers and consolidation;
•uncertainties related to integrating Knotel, Deskeo, BH2, McCall & Almy, Inc., Open Realty Advisors, Open Realty Properties, Spring11 and Gerald Eve and the synergies and revenue growth generated from these and other acquisitions as we build out our international and domestic businesses;
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
•market volatility as a result of the effects of global inflation rates, changes in sovereign credit ratings, potential downturns including recessions, turmoil in specific sectors, such as the banking sector, and similar effects, or other market conditions, which may not be predictable in future periods;
•the ongoing impact of the COVID-19 pandemic, the combined impact of the flu, other seasonal illnesses and other world or regional health crises, governmental and public reactions thereto, and the impact of a return to office for our employees, hiring and operations;
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
•the effect on our business of changes in interest rates, changes in benchmarks, including the effect on our businesses and revenues of the strengthening U.S. dollar, the transition to alternative benchmarks such as SOFR, and federal and state legislation relating thereto, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, increases and decreases in the federal funds interest rate and other actions to moderate inflation, increases or decreases in deficits and the impact of changing government tax rates, and other changes to monetary policy, and potential political impasses or regulatory requirements, including increased capital requirements for banks and other institutions or changes in legislation, regulations and priorities;
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
•certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage, reduced availability under our various credit facilities, and the need for short or long-term borrowings, including from Cantor, our ability to refinance our indebtedness, including in the credit markets, on acceptable rates, and our ability to satisfy eligibility criteria for government-sponsored loan programs and changes to interest rates and market liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support ongoing business needs on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in credit ratings and the associated outlooks and increased borrowing costs as well as interest rate and foreign currency exchange rate fluctuations;
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
•the impact of our ESG or “sustainability” ratings on the decisions by clients, investors, potential clients and other parties with respect to our business, investments in us, our borrowing opportunities or the market for and trading price of Newmark Class A common stock or our senior notes, or other matters;
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

ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$164,365	$233,016
Restricted cash	87,339	79,936
Marketable securities	310	788
Loans held for sale, at fair value	936,970	138,345
Receivables, net	532,758	523,742
Other current assets (see Note 18)	219,119	100,188
Total current assets	1,940,861	1,076,015
Goodwill	775,855	705,894
Mortgage servicing rights, net	544,531	568,552
Loans, forgivable loans and other receivables from employees and partners, net	628,288	500,833
Right-of-use assets	640,125	638,592
Fixed assets, net	176,814	155,639
Other intangible assets, net	92,519	80,968
Other assets (see Note 18)	130,063	214,266
Total assets	$4,929,056	$3,940,759
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$931,472	$137,406
Accrued compensation	307,013	369,540
Accounts payable, accrued expenses and other liabilities (see Note 27)	526,021	511,584
6.125% Senior Notes	549,088	547,784
Payables to related parties	9,260	9,745
Total current liabilities	2,322,854	1,576,059
Long-term debt	225,000	—
Right-of-use liabilities	638,340	627,088
Other long-term liabilities (see Note 27)	232,585	196,197
Total liabilities	3,418,779	2,399,344
Commitments and contingencies (see Note 29)
Redeemable partnership interests	15,067	16,550
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 205,394,842 and 201,181,777 shares issued at June 30, 2023 and December 31, 2022, respectively, and 152,234,598 and 150,384,605 shares outstanding at June 30, 2023 and December 31, 2022, respectively	2,053	2,011
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at June 30, 2023 and December 31, 2022, convertible into Class A common stock	212	212
Additional paid-in capital	613,847	584,709
Retained earnings	1,130,644	1,145,006
Treasury stock at cost: 53,160,244 and 50,797,172 shares of Class A common stock at June 30, 2023 and December 31, 2022, respectively	(549,617)	(538,612)
Accumulated other comprehensive loss	(5,443)	(11,989)
Total stockholders’ equity	1,191,696	1,181,337
Noncontrolling interests	303,514	343,528
Total equity	1,495,210	1,524,865
Total liabilities, redeemable partnership interests, and equity	$4,929,056	$3,940,759

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Management services, servicing fees and other	$240,660	$233,685	$452,952	$466,804
Leasing and other commissions	203,611	212,825	396,917	411,778
Investment sales	77,604	209,053	149,597	361,167
Commercial mortgage origination, net	63,969	99,788	107,177	193,850
Total revenues	585,844	755,351	1,106,643	1,433,599
Expenses:
Compensation and employee benefits	346,930	426,617	675,280	809,201
Equity-based compensation and allocations of net income to limited partnership units and FPUs	19,609	41,988	55,258	58,886
Total compensation and employee benefits	366,539	468,605	730,538	868,087
Operating, administrative and other	146,826	136,629	265,808	274,500
Fees to related parties	6,827	6,748	14,619	13,577
Depreciation and amortization	42,034	38,925	80,864	74,400
Total operating expenses	562,226	650,907	1,091,829	1,230,564
Other income (loss), net	3,925	(15,303)	915	(101,304)
Income (loss) from operations	27,543	89,141	15,729	101,731
Interest expense, net	(9,595)	(8,923)	(17,186)	(16,793)
Income (loss) before income taxes and noncontrolling interests	17,948	80,218	(1,457)	84,938
Provision for income taxes	6,719	18,426	3,663	22,430
Consolidated net income (loss)	11,229	61,792	(5,120)	62,508
Less: Net income (loss) attributable to noncontrolling interests	4,800	13,273	(1,199)	13,627
Net income (loss) available to common stockholders	$6,429	$48,519	$(3,921)	$48,881
Per share data:
Basic earnings per share
Net income (loss) available to common stockholders	$6,429	$48,519	$(3,921)	$48,881
Basic earnings per share	$0.04	$0.26	$(0.02)	$0.26
Basic weighted-average shares of common stock outstanding	173,939	183,948	173,254	186,401
Fully diluted earnings per share
Net income (loss) for fully diluted shares	$8,850	$63,379	$(3,921)	$63,448
Fully diluted earnings per share	$0.04	$0.26	$(0.02)	$0.25
Fully diluted weighted-average shares of common stock outstanding	244,954	247,985	173,254	250,458
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consolidated net income (loss)	$11,229	$61,792	$(5,120)	$62,508
Foreign currency translation adjustments	3,693	(7,279)	7,951	(7,591)
Comprehensive income, net of tax	14,922	54,513	2,831	54,917
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	5,455	13,273	206	13,627
Comprehensive income available to common stockholders	$9,467	$41,240	$2,625	$41,290

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, April 1, 2023	$2,039	$212	$601,150	$—	$(538,612)	$1,129,441	$(8,481)	$317,092	$1,502,841
Consolidated net income	—	—	—	—	—	6,429	—	4,800	11,229
Foreign currency transaction adjustments	—	—	—	—	—	—	3,038	655	3,693
Cantor purchase of Cantor units from Newmark upon redemption of FPUs, 422,646 units	—	—	—	—	—	—	—	1,760	1,760
Dividends to common stockholders	—	—	—	—	—	(5,226)	—	—	(5,226)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(22,422)	(22,422)
Grant of exchangeability, redemption and issuance of Class A common stock 1,446,005 shares	14	—	9,913	—	—	—	—	3,353	13,280
Contributions of capital to and from Cantor for equity-based compensation	—	—	(154)	—	—	—	—	3	(151)
Repurchase of 2,354,217 shares of Class A Common Stock	—	—	—	—	(11,005)	—	—	(2,356)	(13,361)
Restricted stock units compensation	—	—	2,938	—	—	—	—	629	3,567
Balance, June 30, 2023	$2,053	$212	$613,847	$—	$(549,617)	$1,130,644	$(5,443)	$303,514	$1,495,210

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2023	$2,011	$212	$584,709	$—	$(538,612)	$1,145,006	$(11,989)	$343,528	$1,524,865
Consolidated net loss	—	—	—	—	—	(3,921)	—	(1,199)	(5,120)
Foreign currency translation adjustments	—	—	—	—	—	—	6,546	1,405	7,951
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPUs, 422,646 units	—	—	—	—	—	—	—	1,760	1,760
Dividends to common stockholders	—	—	—	—	—	(10,441)	—	—	(10,441)
Purchase of noncontrolling interests	—	—	(3,462)	—	—	—	—	(18,484)	(21,946)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(31,739)	(31,739)
Grant of exchangeability, redemption and issuance of Class A common stock, 4,204,210 shares	42	—	25,169	—	—	—	—	8,995	34,206
Contributions of capital to and from Cantor for equity-based compensation	—	—	(457)	—	—	—	—	(49)	(506)
Repurchase of 2,354,217 shares of Class A Common Stock	—	—	—	—	(11,005)	—	—	(2,356)	(13,361)
Restricted stock units compensation	—	—	7,888	—	—	—	—	1,653	9,541
Balance, June 30, 2023	$2,053	$212	$613,847	$—	$(549,617)	$1,130,644	$(5,443)	$303,514	$1,495,210

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, April 1, 2022	$1,960	$212	$497,489	$1,572	$(316,708)	$1,078,130	$(2,975)	$358,182	$1,617,862
Consolidated net income	—	—	—	—	—	48,519	—	13,273	61,792
Foreign currency translation adjustments	—	—	—	—	—	—	(6,141)	(1,138)	(7,279)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/exchange of FPUs, 208,276 units	—	—	—	—	—	—	—	863	863
Dividends to common stockholders	—	—	—	—	—	(5,502)	—	—	(5,502)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(33,861)	(33,861)
Grant of exchangeability, redemption and issuance of Class A common stock, 2,715,924 shares	28	—	22,785	—	—	—	—	5,543	28,356
Contributions of capital to and from Cantor for equity-based compensation	—	—	2,675	—	—	—	—	479	3,154
Repurchase of 11,370,647 shares of Class A Common Stock	—	—	—	—	(123,736)	—	—	(21,299)	(145,035)
Restricted stock units compensation	—	—	555	—	—	—	—	95	650
Balance, June 30, 2022	$1,988	$212	$523,504	$1,572	$(440,444)	$1,121,147	$(9,116)	$322,137	$1,521,000

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2022	$1,940	$212	$487,447	$1,572	$(290,174)	$1,079,661	$(2,731)	$386,266	$1,664,193
Consolidated net income	—	—	—		—	48,881	—	13,627	62,508
Foreign currency translation adjustments	—	—	—	—	—	—	(6,385)	(1,206)	(7,591)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/exchange of FPUs, 208,276 units	—	—	—	—	—	—	—	863	863
Dividends to common stockholders	—	—	—	—	—	(7,395)	—	—	(7,395)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(59,906)	(59,906)
Grant of exchangeability, redemption and issuance of Class A common stock, 4,783,787 shares	48	—	30,994	—	—	—	—	7,259	38,301
Contributions of capital to and from Cantor for equity-based compensation	—	—	1,089	—	—	—	—	235	1,324
Repurchase of 13,053,518 shares of Class A Common Stock	—	—	—	—	(150,270)	—	—	(25,658)	(175,928)
Restricted stock units compensation	—	—	3,974	—	—	—	—	657	4,631
Balance, June 30, 2022	$1,988	$212	$523,504	$1,572	$(440,444)	$1,121,147	$(9,116)	$322,137	$1,521,000

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dividends declared per share of common stock	$0.03	$0.03	$0.06	$0.06
Dividends declared and paid per share of common stock	$0.03	$0.03	$0.06	$0.04
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$(5,120)	$62,508
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(31,619)	(71,626)
Depreciation and amortization	80,864	74,400
Provision for credit losses on the financial guarantee liability	2,583	(89)
Provision for doubtful accounts	(1,438)	4,631
Equity-based compensation and allocation of net income to limited partnership units and FPUs	55,258	58,886
Employee loan amortization	50,423	39,565
Deferred tax (benefit) provision	—	(94)
Non-cash changes in acquisition related earn-outs	194	—
Unrealized (gains)/losses on loans held for sale	4,487	(11,827)
Loss (income) from an equity method investment	(8,535)	—
Realized losses on marketable securities	—	7,470
Unrealized losses on marketable securities	478	80,130
Unrealized losses (gains) on non-marketable investments	—	13,945
Change in valuation of derivative asset	—	1,400
Loan originations—loans held for sale	(3,779,074)	(3,811,260)
Loan sales—loans held for sale	2,975,962	4,046,373
Other	4,692	1,297
Consolidated net income (loss), adjusted for non-cash and non-operating items	(650,845)	495,709
Changes in operating assets and liabilities:
Receivables, net	19,679	50,056
Loans, forgivable loans and other receivables from employees and partners	(177,837)	(64,586)
Right-of-use asset	17,941	(24,830)
Receivable from related parties	—	8,262
Other assets	(20,804)	12,711
Accrued compensation	(89,601)	(97,142)
Right-of-use liability	(5,106)	27,800
Accounts payable, accrued expenses and other liabilities	7,580	(65,294)
Payables to related parties	(485)	(3,652)
Net cash provided by (used in) operating activities	(899,478)	339,034
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired and proceeds from divestitures	(99,885)	(64,247)
Proceeds from the sale of marketable securities	—	437,820
Purchase of non-marketable investments	—	(2,723)
Purchases of fixed assets	(33,634)	(17,529)
Net cash provided by (used in) investing activities	(133,519)	353,321
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	3,779,074	3,811,260
Principal payments on warehouse facilities	(2,985,008)	(4,027,371)
Borrowing of debt	225,000	—
Repurchase agreements and securities loaned	—	(140,007)
Treasury stock repurchases	(13,361)	(175,928)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(22,532)	(58,712)
Dividends to stockholders	(10,441)	(7,395)
Payments on acquisition earn-outs	(983)	(2,131)
Deferred financing costs	—	(3,409)
Net cash provided by (used in) financing activities	971,749	(603,693)
Net increase (decrease) in cash and cash equivalents and restricted cash	(61,248)	88,662
Cash and cash equivalents and restricted cash at beginning of period	312,952	266,500
Cash and cash equivalents and restricted cash at end of period	$251,704	$355,162

	Six Months Ended June 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,078	$20,308
Taxes	$38,472	$68,488
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$62,889	$82,019

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

Nasdaq Monetization Transactions
On June 28, 2013, BGC Partners sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform, eSpeed, to Nasdaq. The total consideration received in the transaction included $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 shares of Nasdaq to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. From September of 2017 through June of 2021, Newmark received 10.2 million shares of Nasdaq. From January of 2018 to March of 2022, Newmark sold 7.6 million shares of Nasdaq and delivered 2.6 million shares of Nasdaq to RBC, and recognized $1,474.2 million of realized gains and dividend income. Subsequent to these transactions, Newmark does not hold any Nasdaq shares. See below for further discussion and Note 7 — “Marketable Securities” for additional information.

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

Acceleration of Nasdaq Earn-out
On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the close of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021.

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

Some of the key components of the 2021 Equity Event were as follows:

•8.3 million and 8.0 million compensatory limited partnership units, respectively, of Newmark Holdings and BGC Holdings held by the Company’s partners who were employees were redeemed or exchanged.

•23.2 million and 17.4 million compensatory limited partnership units, respectively, of Newmark Holdings and BGC Holdings held by the Company’s partners who were independent contractors were redeemed or exchanged. The Company also accelerated the payment of related withholding taxes to them with respect to their Newmark units. Independent contractors received one share of BGC Class A common stock for each redeemed non-preferred BGC unit or cash and are responsible for paying any related withholding taxes.

•Partners with nonexchangeable non-preferred compensatory units exchanged or redeemed in connection with the 2021 Equity Event generally received restricted Class A common shares of Newmark and/or BGC to the extent tax deductible. A portion of the shares of BGC Class A common stock received by independent contractors were unrestricted to facilitate their payment of withholding taxes.

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

Master Repurchase Agreement
On August 2, 2021, Newmark OpCo entered into a Master Repurchase Agreement with CF Secured, pursuant to which Newmark could seek, from time-to-time, to execute short-term secured financing transactions. The Company, under this agreement, could seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, and agreed to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest. Pursuant to this agreement, as of December 31, 2021 the Company had 866,791 Nasdaq shares pledged in the amount of $182.0 million, against which Newmark received $140.0 million. The $140.0 million amount repaid to CF Secured is included in “Repurchase agreements and securities loaned” on the accompanying unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2022. There were no repurchase agreements and securities loaned in the condensed consolidated statements of cash flows for the six months ended June 30, 2023.

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

Transfers of cash, both to and from Cantor, as well as amounts due to Newmark from BGC, are included in “Receivables from related parties” or “Payables to related parties” on the accompanying unaudited condensed consolidated balance sheets and as part of the change in payments to and borrowings from related parties in the financing section prior to the Spin-Off and in the operating section after the Spin-Off on the accompanying unaudited condensed consolidated statements of cash flows.

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

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal and recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the accompanying unaudited condensed consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of changes in equity of Newmark for the periods presented.

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

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The standard requires business entities to make annual disclosures about transactions with a government they account for by analogizing to a grant or contribution accounting model. The guidance is aimed at increasing transparency about government assistance transactions that are not in the scope of other U.S. GAAP guidance. The ASU requires disclosure of the nature and significant terms and considerations of the transactions, the accounting policies used and the effects of those transactions on an entity’s financial statements. The new standard became effective for Newmark’s financial statements issued for annual reporting periods beginning on January 1, 2022. The adoption of this guidance did not have an impact on the accompanying unaudited condensed consolidated financial statements.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The guidance is intended to improve the decision usefulness of information provided to investors about certain loan refinancings, restructurings, and write-offs. The standard eliminates the recognition and measurement guidance on TDRs for creditors that have adopted ASC 326, Financial Instruments — Credit Losses and requires them to make enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. The new guidance also requires public business entities to present current-period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures. Newmark adopted the new standard on the required effective date beginning January 1, 2023. The guidance for recognition and measurement of TDRs was applied using a prospective transition method, and the amendments related to disclosures were applied prospectively. The adoption of this guidance did not have a material impact on the accompanying unaudited condensed consolidated financial statements.

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

(2)    Limited Partnership Interests in Newmark Holdings and BGC Holdings

Newmark is a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiaries. Virtually all of Newmark’s consolidated net assets and net income are those of consolidated variable interest entities. Newmark Holdings is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark OpCo, the operating partnership. In connection with the Separation and BGC Holdings Distribution, holders of BGC Holdings partnership interests received partnership interests in Newmark Holdings, described below (see Note 25 — “Related Party Transactions”). These collectively represented all of the limited partnership interests in BGC Holdings and Newmark Holdings at the time.

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such Exchange Ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of June 30, 2023, the Exchange Ratio equaled 0.9235.

On November 15, 2022, BGC Group, BGC Partners, and BGC Holdings, and other affiliated entities, entered into a corporate conversion agreement, which was amended as of March 29, 2023, in order to reorganize and simplify the organizational structure of the BGC entities by converting BGC Partners from an “Up-C” to a “Full C-Corporation” through the Corporate Conversion. On July 1, 2023, the Corporate Conversion was completed. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC”. Upon completion of the Corporate Conversion, the former stockholders of BGC Partners, Inc. and the former limited partners of BGC Holdings, L.P. now participate in the economics of the BGC businesses through BGC Group, Inc. There are no longer any BGC Holdings units outstanding held by Newmark employees.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by Newmark employees were redeemed or exchanged, in each case, for shares of BGC Class A common stock.

Redeemable Partnership Interests
Founding/Working Partners have limited partnership interests in Newmark Holdings. As of June 30, 2023, in connection with the Corporate Conversion, all FPUs of BGC Holdings were redeemed or exchanged. Newmark accounts for FPUs outside of permanent capital as “Redeemable partnership interests,” on the accompanying unaudited condensed consolidated balance sheets. This classification is applicable to FPUs because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer.

FPUs generally receive quarterly allocations of net income. Upon termination of employment or otherwise ceasing to provide substantive services, the FPUs are generally redeemed, and the unit holders are no longer entitled to participate in the quarterly allocations of net income. These quarterly allocations of net income are contingent upon services being provided by the unit holder and are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations to the extent they relate to FPUs held by Newmark employees. There is no compensation expense related to FPUs held by BGC employees.

Limited Partnership Units
Certain employees of Newmark hold limited partnership interests in Newmark Holdings (e.g., REUs, RPUs, PSUs, PSIs, HDUs, and LPUs, collectively the limited partnership units). Prior to the Corporate Conversions, any active employees of Newmark who held limited partnership interests in BGC Holdings had those units redeemed or exchanged for cash or restricted or unrestricted shares of BGC Class A common stock.

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

Exchangeable Preferred Limited Partnership Units
The EPUs were issued in four tranches and were separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the four tranches, respectively. As the EPUs represented equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the unaudited condensed consolidated statements of changes in equity. The EPUs were entitled to a preferred payable-in-kind dividend, which was recorded as accretion to the carrying amount of the EPUs through retained earnings on the accompanying unaudited condensed consolidated statements of changes in equity and are reductions to “Net income available to common stockholders” for the purpose of calculating earnings per share. (See Note 1 — “Organization and Basis of Presentation” for additional information). As of June 30, 2023 and December 31, 2022, there were no EPUs outstanding.

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC and/or Newmark Class A common stock, and additional limited partnership interests may become exchangeable for Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued Compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of June 30, 2023 are exchangeable for 24.9 million shares of Newmark Class B common stock. Limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the Exchange Ratio at that time. As of June 30, 2023, the Exchange Ratio equaled 0.9235.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies,” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no significant changes made to Newmark’s significant accounting policies during the three and six months ended June 30, 2023.

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

Financial guarantee liability:
Newmark has adopted ASC 326 which impacted the expected credit loss reserving methodology for the financial guarantee liability provided under the Fannie Mae DUS and Freddie Mac TAH. The expected credit loss is modeled based on Newmark’s historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the three and six months ended June 30, 2023, there was an increase (decrease) in the CECL related provision of $(0.8) million and $0.8 million, respectively. During the three and six months ended June 30, 2022, there was a decrease in the CECL related provision of $0.3 million and $0.1 million, respectively. The balance of the financial guarantee liabilities was $28.5 million and $27.7 million as of June 30, 2023 and December 31, 2022, respectively, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the three and six months ended June 30, 2023, there were increases in the CECL related provision of $1.3 million and $1.1 million, respectively. During the three and six months ended June 30, 2022, there was an increase in the CECL related provision of $2.1 million and $4.0 million, respectively. The balance of the reserve was $22.0 million and $20.9 million, respectively, as of June 30, 2023 and December 31, 2022 and is included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of June 30, 2023 and December 31, 2022, the balance of this reserve was $2.2 million and $1.4 million, respectively, and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets.

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

Segment:
Newmark has a single operating segment. Newmark is a real estate services firm offering services to commercial real estate tenants, investors, owners, occupiers, and developers. Our services include leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. The chief operating decision-maker evaluates the operating results of Newmark regardless of geographic location as total real estate services and allocates resources accordingly. Newmark recognized revenues as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management services, servicing fees and other	$240,660	$233,685	$452,952	$466,804
Leasing and other commissions	203,611	212,825	396,917	411,778
Investment sales	77,604	209,053	149,597	361,167
Commercial mortgage origination, net	63,969	99,788	107,177	193,850
Revenues	$585,844	$755,351	$1,106,643	$1,433,599

(4)    Acquisitions

On March 10, 2023, Newmark completed the acquisition of Gerald Eve, a U.K. based real estate advisory firm.

For the six months ended June 30, 2023, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisitions, and therefore adjustments to assets and liabilities may occur (in thousands):

As of the Acquisition Date
Purchase Price
Cash	101,152
Contingent consideration	11,863
Total	$113,015

Allocations
Cash	$18,616
Goodwill	75,638
Other intangible assets, net	23,472
Receivables, net	30,995
Fixed Assets, net	6,279
Other assets	1,829
Right-of-use assets	19,472
Right-of-use liabilities	(20,925)
Accrued compensation	(22,075)
Accounts payable, accrued expenses and other liabilities	(20,286)
Total	$113,015

The total consideration for the acquisition during the six months ended June 30, 2023, was $113.0 million in total fair value comprising cash of $101.2 million and contingent consideration of $11.9 million. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $75.6 million, of which approximately $54.8 million is deductible by Newmark for tax purposes.

This acquisition was accounted for using the purchase method of accounting. The results of operations of the acquisitions have been included on the accompanying unaudited condensed consolidated financial statements subsequent to the respective dates of acquisition, which in aggregate contributed $33.4 million to Newmark’s revenues for the six months ended June 30, 2023.

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

(5)    Earnings Per Share and Weighted-Average Shares Outstanding

U.S. GAAP guidance — Earnings (Loss) Per Share provides guidance on the computation and presentation of earnings (loss) per share. Basic EPS excludes dilution and is computed by dividing Net income available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to Newmark’s outstanding common stock, FPUs, limited partnership units and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings ”). In addition, in relation to the Newmark OpCo Preferred Investment, the EPUs issued in June 2018 and September 2018 were entitled to a preferred payable-in-kind dividend which is recorded as accretion to the carrying amount of the EPUs and was a reduction to net income available to common stockholders for the calculation of Newmark’s basic earnings per share and fully diluted earnings per share.

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per share:
Net income available to common stockholders	$6,429	$48,519	$(3,921)	$48,881
Basic weighted-average shares of common stock outstanding	173,939	183,948	173,254	186,401
Basic earnings per share	$0.04	$0.26	$(0.02)	$0.26

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fully diluted earnings per share:
Net income available to common stockholders	$6,429	$48,519	$(3,921)	$48,881
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	2,421	14,860	—	14,567
Net income for fully diluted shares	$8,850	$63,379	$(3,921)	$63,448
Weighted-average shares:
Common stock outstanding	173,939	183,948	173,254	186,401
Partnership units (1)	69,633	58,917	—	57,576
RSUs (Treasury stock method)	879	3,067	—	4,475
Newmark exchange shares	503	2,053	—	2,006
Fully diluted weighted-average shares of common stock outstanding	244,954	247,985	173,254	250,458
Fully diluted earnings per share	$0.04	$0.26	$(0.02)	$0.25
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three and six months ended June 30, 2023, 5.8 million and 74.1 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the three and six months ended June 30, 2022, 0.6 million and 0.8 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Redemptions

As of June 30, 2023, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares outstanding at beginning of period	153,142,810	168,557,363	150,384,605	168,272,371
Share issuances:
LPU redemption/exchange (1)	1,158,346	2,395,043	3,086,251	3,329,911
Issuance of Class A common stock for Newmark RSUs	286,608	369,567	1,272,148	1,389,041
Other	1,051	51,314	(154,189)	64,835
Treasury stock repurchases	(2,354,217)	(11,370,647)	(2,354,217)	(13,053,518)
Shares outstanding at end of period	152,234,598	160,002,640	152,234,598	160,002,640
(1)Because they were included in Newmark’s fully diluted share count, if dilutive, any exchange of LPUs into Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of June 30, 2023 and December 31, 2022, there were 21.3 million shares of Newmark Class B common stock outstanding.

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

From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three and six months ended June 30, 2023, Newmark repurchased 2.4 million shares of Class A common stock at an average price of $5.68. As of June 30, 2023, Newmark had $378.9 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark’s share repurchases for cash under the current program. The gross share repurchases of Newmark’s Class A common stock during the six months ended June 30, 2023 were as follows (in thousands except shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2023 - March 31, 2023	—	—
April 2023	674	$7.08
May 2023	2,315,213	$5.67
June 2023	38,330	$5.75
Total Repurchases	2,354,217	$5.68	$378,900

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	June 30, 2023	December 31, 2022
Balance at beginning of period:	$16,550	$20,947
Income allocation	—	2,272
Distributions of income	(380)	(5,130)
Issuance and other	(1,103)	(1,539)
Balance at end of period	$15,067	$16,550

(7)     Marketable Securities

On June 28, 2013, BGC sold certain assets of eSpeed, its on-the-run business, to Nasdaq. The total consideration received by BGC in the transaction included the Nasdaq Earn-out of up to 14,883,705 shares of Nasdaq to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The Nasdaq Earn-out was excluded from the initial gain on the divestiture and is recognized in income as it is realized and earned when these contingent events have occurred, consistent with the accounting guidance for gain contingencies. BGC transferred the remaining rights under the Nasdaq Earn-out to Newmark on September 28, 2017. Any Nasdaq shares that were received by BGC prior to September 28, 2017 were not transferred to Newmark.

In connection with the Nasdaq Earn-out, Newmark received 992,247 shares during the years ended December 31, 2017 through 2020. In accordance with the terms of the agreement, Newmark would recognize the remaining Nasdaq Earn-out of up to 6,945,729 shares of Nasdaq ratably over approximately the next 7 years, provided that Nasdaq, as a whole, produces at least $25.0 million in gross revenues each year. On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the closing of the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021 included in “Other (loss) income, net” for the three months ended June 30, 2021.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021, and retained 5,278,011 Nasdaq shares.

During the six months ended June 30, 2023, Newmark had no remaining Nasdaq shares. During the three months ended March 31, 2022, Newmark sold all of its remaining 2,497,831 Nasdaq shares. The gross proceeds of the Nasdaq shares sold was $437.8 million for the six months ended June 30, 2022. Newmark has no realized or unrealized gains (losses) on the mark-to-market of these securities for the six months ended June 30, 2023. Newmark recorded realized losses on these securities of $7.5 million for the six months ended June 30, 2022. Newmark recorded unrealized losses on these securities of $80.1 million for the six months ended June 30, 2022. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations.

As of June 30, 2023 and December 31, 2022, Newmark had $0.3 million and $0.8 million, respectively, of marketable securities in public entities included in “Marketable securities” on the accompanying unaudited condensed consolidated balance sheets. Newmark did not recognize any realized gains (losses) on the mark-to-market of marketable securities in public entities for the three and six months ended June 30, 2023 and 2022. Newmark recorded unrealized losses on the mark-to-market of marketable securities in public entities of $0.1 million and $0.5 million for the three and six months ended June 30, 2023, respectively, and Newmark did not record any gains (losses) on the mark-to-market of marketable securities for the three and six months ended June 30, 2022, respectively. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations.

(8)    Investments

Newmark has a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark has the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounts for this investment under the equity method of accounting. Newmark recognized equity income (loss) of $5.0 million and $0.0 million for the three months ended June 30, 2023 and 2022, respectively, and $8.5 million and $0.0 million for the six months ended June 30, 2023 and 2022, respectively. Equity (loss) income is included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations. The carrying value of this investment was $99.8 million and $91.3 million as of June 30, 2023 and December 31, 2022, respectively, included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. On July 20, 2022, Newmark exercised its redemption option and expected to receive approximately $88.4 million from Cantor. In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amended the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. On July 1, 2023, Newmark exercised its redemption option and received payment of $104.7 million from Cantor in July of 2023, terminating Newmark’s interest in Real Estate LP.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

For the three and six months ended June 30, 2023, Newmark recorded unrealized losses related to these investments of $1.0 million and $1.0 million, respectively. For the three and six months ended June 30, 2022, Newmark recorded unrealized losses related to these investments of $15.5 million and $13.9 million, respectively. Newmark did not recognize any realized gains (losses) related to these investments for the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, Newmark recorded realized gains related to these investments of $0.0 million and $1.6 million, respectively. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company did not make any new investments during the three and six months ended June 30, 2023. For the three and six months ended June 30, 2022, the Company invested $0.3 million and $2.7 million, respectively. The carrying values of these investments were $7.7 million and $8.7 million as of June 30, 2023 and December 31, 2022, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

(9)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of June 30, 2023 and December 31, 2022, Newmark had met all capital requirements. As of June 30, 2023 and December 31, 2022, the most restrictive capital requirement was the net worth requirement of Fannie Mae. Newmark exceeded the minimum requirement by $433.9 million and $433.4 million, respectively, as of June 30, 2023 and December 31, 2022.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. Management believes that, as of June 30, 2023 and December 31, 2022, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $0.8 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	June 30, 2023	December 31, 2022
Cost Basis	$941,457	$137,633
Fair Value	936,970	138,345

As of June 30, 2023 and December 31, 2022, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of June 30, 2023 and December 31, 2022, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income on loans held for sale	$10,135	$5,162	$12,273	$10,106
Gains (losses) recognized on change in fair value on loans held for sale	(10,675)	10,862	(4,487)	11,827

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	June 30, 2023			December 31, 2022
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$2,092	$2,749	$92,367	$3,181	$8,754	$140,697
Forward sale contracts	20,485	72	1,033,824	11,139	624	278,331
Total	$22,577	$2,821	$1,126,191	$14,320	$9,378	$419,028
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Commercial mortgage origination, net” on the accompanying unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $(1.2) million and $(1.1) million of expenses for the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $0.2 million of expenses for the six months ended June 30, 2023 and 2022, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Derivatives not designed as hedging instruments:
Rate lock commitments	Commercial mortgage origination, net	(7,167)	(2,198)	(100)	(5,167)
Rate lock commitments	Compensation and employee benefits	1,238	1,123	(558)	(224)
Forward sale contracts	Commercial mortgage origination, net	18,718	(11,992)	20,414	9,524
Total		$12,789	$(13,067)	$19,756	$4,133

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

(12)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues from contracts with customers:
Leasing and other commissions	$203,611	$212,825	396,917	$411,778
Investment sales	77,604	209,053	149,597	361,167
Mortgage brokerage and debt placement	19,330	50,326	36,476	96,615
Management services	178,161	181,329	340,265	366,389
Total	478,706	653,533	923,255	1,235,949
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	23,046	31,499	37,145	60,971
Loan originations related fees and sales premiums, net	21,593	17,963	33,556	36,264
Servicing fees and other	62,499	52,356	112,687	100,415
Total	$585,844	$755,351	$1,106,643	$1,433,599
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at June 30, 2023 and December 31, 2022 was $2.5 million and $2.9 million, respectively. For the three and six months ended June 30, 2023, Newmark recognized revenue of $1.5 million and $3.0 million, respectively, that was recorded as deferred revenue in a previous period. For the three and six months ended June 30, 2022, Newmark recognized revenue of $0.9 million and $1.8 million, respectively, that was recorded as deferred revenue in a previous period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, that have not yet been recognized as revenue as of June 30, 2023, that will be recognized as revenue in future periods over the life of the customer contracts, in accordance with ASC 606, are approximately $165.4 million. Over half of the remaining performance obligation as of June 30, 2023 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years as of June 30, 2023 are as follows (in thousands):

2023	$56,753
2024	60,550
2025	30,067
2026	9,595
2027	4,918
Thereafter	3,520
Total	$165,403

(13)    Commercial Mortgage Origination, Net

Commercial mortgage origination, net consists of the following activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fair value of expected net future cash flows from servicing recognized at commitment, net	$23,046	$31,499	$37,145	$60,971
Loan originations related fees and sales premiums, net	21,593	17,963	33,556	36,264
Mortgage brokerage and debt placement	19,330	50,326	36,476	96,615
Total	$63,969	$99,788	$107,177	$193,850

(14)     Mortgage Servicing Rights, Net

    The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Servicing Rights	2023	2022	2023	2022
Beginning Balance	$556,916	$571,581	$576,428	$563,488
Additions	22,654	35,426	31,619	71,626
Amortization	(29,007)	(29,059)	(57,484)	(57,166)
Ending Balance	$550,563	$577,948	$550,563	$577,948

Valuation Allowance
Beginning Balance	$(6,375)	$(11,986)	$(7,876)	$(13,186)
Decrease	343	2,718	1,844	3,918
Ending Balance	$(6,032)	$(9,268)	$(6,032)	$(9,268)
Net Balance	$544,531	$568,680	$544,531	$568,680

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Servicing fees	$37,711	$37,089	$74,617	$73,034
Escrow interest and placement fees	12,657	2,389	22,748	3,406
Ancillary fees	1,829	7,482	2,760	13,156
Total	$52,197	$46,960	$100,125	$89,596

 Newmark’s primary servicing portfolio as of June 30, 2023 and December 31, 2022 was $69.3 billion and $69.0 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $1.7 billion and $1.7 billion at June 30, 2023 and December 31, 2022, respectively.

The estimated fair value of the MSRs as of June 30, 2023 and December 31, 2022 was $658.1 million and $667.6 million, respectively.

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

The discount rates used in measuring fair value for the six months ended June 30, 2023 and year ended December 31, 2022 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $17.6 million and $34.3 million, respectively, as of June 30, 2023 and by $18.3 million and $35.7 million, respectively, as of December 31, 2022.

(15)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2022	$657,131
Acquisitions	50,756
Measurement period and currency translation adjustments	(1,993)
Balance, December 31, 2022	705,894
Acquisitions	75,638
Divestiture	(9,222)
Measurement period and currency translation adjustments	3,545
Balance, June 30, 2023	$775,855

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2022, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information). During the six months ended June 30, 2023, the Company sold a previous acquisition and wrote off $9.2 million of goodwill.

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	June 30, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	16,360	(9,283)	7,077	2.4
Non-contractual customers	30,131	(16,066)	14,065	8.3
Non-compete agreements	12,523	(5,949)	6,574	4.5
Contractual customers	60,572	(14,535)	46,037	4.0
Other	4,551	(2,525)	2,026	11.4
Total	$140,877	$(48,358)	$92,519	4.7

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,893	(8,103)	4,790	2.4
Non-contractual customers	30,131	(14,995)	15,136	8.6
License agreements	4,981	(4,981)	—	—
Non-compete agreements	9,557	(5,113)	4,444	3.1
Contractual customers	48,257	(10,690)	37,567	5.7
Other	4,551	(2,260)	2,291	12.4
Total	$127,110	$(46,142)	$80,968	5.9

Intangible amortization expense for the three months ended June 30, 2023 and 2022 was $4.6 million and $4.8 million, respectively, and $8.0 million and $7.4 million for the six months ended June 30, 2023 and 2022, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

    The estimated future amortization of definite life intangible assets as of June 30, 2023 was as follows (in thousands):

2023	$9,121
2024	17,798
2025	16,363
2026	12,820
2027	8,826
Thereafter	10,851
Total	$75,779

(16)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements, furniture and fixtures, and other fixed assets	$233,645	$207,020
Software, including software development costs	53,394	48,112
Computer and communications equipment	32,182	31,586
Total, cost	319,221	286,718
Accumulated depreciation and amortization	(142,407)	(131,079)
Total, net	$176,814	$155,639

Depreciation expense for the three months ended June 30, 2023 and 2022 was $9.6 million and $8.5 million, respectively, and $18.7 million and $15.2 million for the six months ended June 30, 2023 and 2022, respectively. Newmark recorded an impairment charge of $0.5 million and $1.4 million for the three and six months ended June 30, 2023, respectively. Newmark did not record an impairment for the three and six months ended June 30, 2022, respectively. The impairment charge is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

Capitalized software development costs for the three months ended June 30, 2023 and 2022 were $3.4 million and $0.7 million, respectively, and $6.3 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively. Amortization of software development costs totaled $0.7 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, and $1.3 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

(17)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from 1 to 11 years, some of which include options to extend the leases in 1 to 10 years increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of June 30, 2023.

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

Total lease liability as of June 30, 2023 is $739.8 million. Of the total amount, $196.6 million of lease liability is within our flexible workspace business whereby the liability is in consolidated SPVs with only $36.6 million of guarantees and/or letters of credit with exposure to Newmark. In addition, Newmark has contracted future customer revenues and sub-lease income as of June 30, 2023 amounting to approximately $176.2 million.

Total lease liability as of December 31, 2022 is $723.9 million. Of the total amount, $188.0 million of lease liability is within our flexible workspace business whereby the liability is in consolidated SPVs with only $36.5 million of guarantees and/or letters of credit with exposure to Newmark. In addition, Newmark has contracted future customer revenues and sub-lease income as of December 31, 2022 amounting to approximately $183.7 million.

Operating lease costs were $34.3 million and $31.3 million for the three months ended June 30, 2023 and 2022, respectively, and $68.4 million and $56.7 million for the six months ended June 30, 2023 and 2022, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the six months ended June 30, 2023 and 2022 included payments of $61.4 million and $52.9 million for operating lease liabilities, respectively. As of June 30, 2023 and December 31, 2022, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three months ended June 30, 2023 and 2022, Newmark had short-term lease expense of $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2023 and 2022, Newmark had short-term lease expense of $0.3 million and $0.1 million, respectively. For the three months ended June 30, 2023 and 2022, Newmark had sublease income of $0.8 million and $0.2 million, respectively. For the six months ended June 30, 2023 and 2022, Newmark had sublease income of $1.5 million and $0.2 million, respectively. For the three and six months ended June 30, 2023 and 2022, Newmark did not recognize any lease impairment charge.

The weighted-average discount rate as of June 30, 2023 and December 31, 2022 was 4.73% and 4.61%, respectively, and the remaining weighted-average lease term was 6.8 years and 7.0 years, respectively.

As of June 30, 2023 and December 31, 2022, Newmark had operating lease Right-of-use assets of $640.1 million and $638.6 million, respectively, and operating lease Right-of-use liabilities of $101.4 million and $96.9 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $638.3 million and $627.1 million, respectively, recorded in “Right-of-use liabilities,” on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended June 30, 2023 and 2022, was $41.0 million and $35.4 million, respectively, and $80.5 million and $72.1 million for the six months ended June 30, 2023 and 2022, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2034. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

	June 30, 2023	December 31, 2022
2023	$64,944	$125,633
2024	133,277	127,996
2025	132,291	126,234
2026	127,263	121,596
2027	118,338	110,997
Thereafter	300,991	242,185
Total lease payments	877,104	854,641
Less: Interest	148,149	141,792
Present value of lease liability	$728,955	$712,849

(18)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Derivative assets	$22,577	$14,320
Equity method investment	99,815	—
Prepaid expenses	51,555	40,393
Other taxes	22,536	21,988
Rent and other deposits	21,514	19,284
Other	1,122	4,203
Total	$219,119	$100,188

Other assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Deferred tax assets	$94,595	$94,689
Equity method investment	—	91,280
Non-marketable investments	7,691	8,688
Other tax receivables	5,280	6,683
Other	22,497	12,926
Total	$130,063	$214,266

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

Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at June 30, 2023	Balance at December 31, 2022	Stated Spread to One-Month SOFR	Rate Type
Warehouse facility due June 12, 2024 (1)	$450,000	$—	$—	$—	145 bps	Variable
Warehouse facility due June 12, 2024 (1)	—	300,000	—	—	145 bps	Variable
Warehouse facility due September 25, 2023	300,000	—	204,021	35,292	130 bps	Variable
Warehouse facility due September 25, 2023	—	100,000	—	—	130 bps	Variable
Warehouse facility due October 6, 2023	800,000	—	719,451	102,114	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	8,000	—	115 bps	Variable
Total	$1,550,000	$800,000	$931,472	$137,406
(1)The warehouse line established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company’s Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month SOFR plus 180 bps. There were no outstanding draws under this sublimit as of June 30, 2023 and December 31, 2022.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of June 30, 2023 and December 31, 2022, respectively.

The borrowing rates on the warehouse facilities are based on short-term SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(20)    Debt

Debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
6.125% Senior Notes	$549,088	$547,784
Credit Facility	225,000	—
Total	$774,088	$547,784
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

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal balance	$550,000	$550,000
Less: debt issue cost	478	1,120
Less: debt discount	434	1,096
Total	$549,088	$547,784

Newmark uses the effective interest rate method to amortize debt discounts and uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense, amortization of debt issue costs and amortization of the debt discount of the 6.125% Senior Notes, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$8,422	$8,735	$16,844	$17,464
Debt issue cost amortization	321	321	642	642
Debt discount amortization	333	313	661	621
Total	$9,076	$9,369	$18,147	$18,727

Debt Repurchase Program
On June 16, 2020, the Board and Audit Committee authorized a debt repurchase program for the repurchase by Newmark of up to $50.0 million of Newmark’s 6.125% Senior Notes and any future debt securities issued by the Company.

As of June 30, 2023, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

As of June 30, 2023, borrowings under the Credit Facility carried an interest rate of 6.77%, with a weighted-average interest rate of 5.04% for the six months ended June 30, 2023. As of June 30, 2023, there were $225.0 million of borrowings under the Credit Facility. On July 20, 2023, Newmark repaid $100.0 million of the outstanding balance of the Credit Facility. There were no borrowings under the Credit Facility as of December 31, 2022 or during the six months ended June 30, 2022. Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$4,018	$—	$5,277	$—
Debt issue cost amortization	264	—	711	—
Unused facility fee	182	334	452	634
Total	$4,464	$334	$6,440	$634

On November 30, 2018, Newmark entered into the Cantor Credit Agreement (see Note 25 — “Related Party Transactions” for a more detailed discussion).

(21)    Financial Guarantee Liability

Newmark shares risk of loss for loans originated under the Fannie Mae DUS and Freddie Mac TAH programs and could incur losses in the event of defaults under or foreclosure of these loans. Under the loss-share guarantee, Newmark’s maximum contingent liability to the extent of actual losses incurred is approximately 33% of the outstanding principal balance on Fannie Mae DUS or Freddie Mac TAH loans. Risk-sharing percentages are established on a loan-by-loan basis when originated, with most loans at 33% and “modified” loans at lower percentages. Under certain circumstances, risk-sharing percentages can be revised subsequent to origination or Newmark could be required to repurchase the loan. In the event of a loss resulting from a catastrophic event that is not required to be covered by borrowers’ insurance policies, Newmark can recover the loss under its mortgage impairment insurance policy. Any potential recovery is subject to the policy’s deductibles and limits.

At June 30, 2023, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $28.2 billion with a maximum potential loss of approximately $8.6 billion. At December 31, 2022, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $27.6 billion with a maximum potential loss of approximately $8.4 billion.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the three and six months ended June 30, 2023, there were changes in the provision for expected credit losses of $(0.2) million and $2.6 million, respectively. For the three and six months ended June 30, 2022, there were changes in the provision for expected credit losses of $0.3 million and $0.1 million, respectively. A loan is considered to be delinquent once it is 60 days past due.

As of June 30, 2023, there was one delinquent loan that had an outstanding principal balance of $7.3 million, with a maximum loss exposure of $2.4 million. Proceeds from the liquidation of the asset is estimated to be approximately $7.5 million based on current estimate of fair value. Newmark’s share of the loss would approximate $0.5 million. During the six months ended June 30, 2023, Newmark settled the loss on one credit risk loan for $1.2 million that was in foreclosure as of December 31, 2022 and wrote off $0.6 million of servicing advances.

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

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2022	$25,989
Provision for expected credit losses	1,740
Balance, December 31, 2022	27,729
Provision for expected credit losses	2,583
Credit loss settlement	(1,812)
Balance, June 30, 2023	$28,500

(22)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 21 — “Financial Guarantee Liability”). As of June 30, 2023, 20% and 12% of $8.6 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2022, 20% and 11% of $8.4 billion of the maximum loss was for properties located in California and Texas, respectively.

(23)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.4 billion and $1.0 billion, as of June 30, 2023 and December 31, 2022, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$310	$—	$—	$310
Loans held for sale, at fair value	—	936,970	—	936,970
Rate lock commitments	—	—	2,092	2,092
Forward sale contracts	—	—	20,485	20,485
Total	$310	$936,970	$22,577	$959,857
Liabilities:
Contingent consideration	—	—	20,703	20,703
Rate lock commitments	—	—	2,749	2,749
Forward sale contracts	—	—	72	72
Total	$—	$—	$23,524	$23,524

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$788	$—	$—	$788
Loans held for sale, at fair value	—	138,345	—	138,345
Rate lock commitments	—	—	3,181	3,181
Forward sale contracts	—	—	11,139	11,139
Total	$788	$138,345	$14,320	$153,453
Liabilities:
Contingent consideration	$—	$—	$8,343	$8,343
Rate lock commitments	—	—	8,754	8,754
Forwards sale contracts	—	—	624	624
Total	$—	$—	$17,721	$17,721

There were no transfers among Level 1, Level 2 and Level 3 for the three and six months ended June 30, 2023 and 2022, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 rate lock commitments, forward sale contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of June 30, 2023
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,181	$2,092	$—	$(3,181)	$2,092	$2,092
Forward sale contracts	11,139	20,485	—	(11,139)	20,485	20,485
Total	$14,320	$22,577	$—	$(14,320)	$22,577	$22,577

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$8,343	$1,154	$12,189	$(983)	$20,703	$1,154
Rate lock commitments	8,754	2,749	—	(8,754)	2,749	2,749
Forward sale contracts	624	72	—	(624)	72	72
Total	$17,721	$3,975	$12,189	$(10,361)	$23,524	$3,975

	As of December 31, 2022
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,957	$3,181	$—	$(3,957)	$3,181	$3,181
Forward sale contracts	4,544	11,139	—	(4,544)	11,139	11,139
Total	$8,501	$14,320	$—	$(8,501)	$14,320	$14,320

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$12,338	$(1,893)	$6,226	$(8,328)	$8,343	$(1,893)
Rate lock commitments	2,836	8,754	—	(2,836)	8,754	8,754
Forward sale contracts	2,180	624	—	(2,180)	624	624
Total	$17,354	$7,485	$6,226	$(13,344)	$17,721	$7,485

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

June 30, 2023
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$20,703	Discount rate	4.0% - 11.8%	(1)	4.2%
			Probability of meeting earnout and contingencies	75.0% - 100.0%	(1)	99.5%

Derivative assets and liabilities:
Forward sale contracts	$20,485	$72	Counterparty credit risk	N/A		N/A
Rate lock commitments	$2,092	$2,749	Counterparty credit risk	N/A		N/A

December 31, 2022
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$8,343	Discount rate	4.0% - 11.8%	(1)	5.1%
			Probability of meeting earnout and contingencies	75.0% - 100.0%	(1)	98.9%

Derivative assets and liabilities:
Forward sale contracts	$11,139	$624	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,181	$8,754	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of June 30, 2023 and December 31, 2022 was based on the acquired business’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2023 and December 31, 2022, the present value of expected payments related to Newmark’s contingent consideration was $20.7 million and $8.3 million, respectively (see Note 29 — “Commitments and Contingencies”). As of June 30, 2023 and December 31, 2022, the undiscounted value of the payments, assuming that all contingencies are met, would be $39.4 million and $30.9 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $7.7 million and $8.7 million, which was included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(25)    Related Party Transactions

(a)Service Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor. Allocated expenses were $6.8 million and $6.7 million for the three months ended June 30, 2023 and 2022, respectively, and $14.6 million and $13.6 million for the six months ended June 30, 2023 and 2022, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of June 30, 2023 and December 31, 2022, the aggregate balance of employee loans was $628.3 million and $500.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2023 and 2022 was $25.0 million and $20.7 million, respectively, and $50.4 million and $39.6 million for the six months ended June 30, 2023 and 2022, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Other Related Party Transactions

In February 2019, the Audit Committee authorized Newmark and its subsidiaries to originate and service GSE loans for Cantor and its affiliates (other than BGC) and service loans originated by Cantor and its affiliates (other than BGC) on prices, rates and terms no less favorable to Newmark and its subsidiaries than those charged by third parties. The authorization is subject to certain terms and conditions, including but not limited to: (i) a maximum amount up to $100.0 million per loan, (ii) a $250.0 million limit on loans that have not yet been acquired or sold to a GSE at any given time, and (iii) a separate $250.0 million limit on originated Fannie Mae loans outstanding to Cantor at any given time.

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

(c)Transactions with Cantor Commercial Real Estate, L.P.

Newmark has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE during the three and six months ended June 30, 2023 and 2022. Newmark did not recognize revenue for the three and six months ended June 30, 2023 and 2022, respectively, in connection with this revenue-share agreement.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Newmark did not have any revenues from these referrals for the three and six months ended June 30, 2023 and 2022, respectively. Such revenues are recognized in “Commercial mortgage origination, net” on the accompanying unaudited condensed consolidated statements of operations. These referral fees are net of the broker fees and commissions paid to CCRE.

Newmark did not purchase any primary servicing rights during the three and six months ended June 30, 2023 and 2022. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.7 million, and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $1.5 million and $1.8 million for the six months ended June 30, 2023 and 2022, respectively, which were included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

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

Howard W. Lutnick, Chairman

In connection with the Corporate Conversion, on May 18, 2023, Mr. Lutnick’s 1,474,930 BGC Holdings HDUs were redeemed for a cash capital account payment of $9.1 million, $7.0 million of which was paid by Newmark, with the remainder paid by BGC. The $7.0 million HDU liability was included in “Accrued Compensation” on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2022, and related to services provided by Mr. Lutnick to Newmark prior to the Spin-off. Newmark recorded the related compensation expense and took the compensation tax deductions in prior years.

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

On June 28, 2021, in connection with the 2021 Equity Event, the Newmark Compensation Committee approved the following for Mr. Lutnick: (i) the exchange of 279,725 exchangeable Newmark Holdings PSUs into 263,025 shares of Class A common stock of Newmark based on the then applicable Exchange Ratio of 0.9403; and $1,465,874 associated with Mr. Lutnick’s non-exchangeable 193,530 Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) the conversion of 552,482.62 non-exchangeable Newmark Holdings PSUs with H-Rights into 552,482.62 non-exchangeable Newmark Holdings HDUs and redemption of such HDUs for their capital account of $7,017,000, paid in the form of Nasdaq shares issued at $177.11 per share (which was the Nasdaq closing price as of June 28, 2021); and $7,983,000 associated with Mr. Lutnick’s non-exchangeable Newmark Holdings PPSUs with H-Rights were redeemed and used for tax purposes; (iii) the exchange of 520,380 exchangeable BGC Holdings PSUs into 520,380 shares of Class A common stock of BGC Partners, and $1,525,705 associated with Mr. Lutnick’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; (iv) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of Class A common stock of BGC Partners; (v) the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs with H-Rights into 1,131,774 non-exchangeable BGC Holdings HDUs and $7,983,000 associated with Mr. Lutnick’s BGC Holdings PPSUs with H-Rights was redeemed and used for tax purposes in connection with the exercise of the BGC Holdings HDUs; and (vi) the issuance of 29,059 shares of Class A common stock of Newmark. In accordance with Mr. Lutnick’s right under his existing standing policy, and in connection with the 2021 Equity Event, upon the approval of the Newmark Compensation Committee: (i) 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy, were redeemed and 2,736,103 shares of Class A common stock of Newmark, based upon the then applicable Exchange Ratio of 0.9403, were granted to Mr. Lutnick; and (ii) $8,798,546 associated with Mr. Lutnick’s rights under his existing standing policy was redeemed and used for tax purposes. See “Executive Compensation” in our proxy statement filed August 15, 2022 for additional information and definitions.

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

On June 28, 2021, the Compensation Committee approved the following for Mr. Gosin, the Company’s Chief Executive Officer: (i) the exchange of 1,531,061.84 exchangeable Newmark Holdings units (comprised of 1,438,597.37 exchangeable Newmark Holdings PSUs and 92,464.47 exchangeable Newmark Holdings APSUs) into 1,439,658 shares of Class A common stock of Newmark based upon the then current Exchange Ratio of 0.9403; and $834,508 associated with Mr. Gosin’s exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) the conversion of 443,871.60 non-exchangeable Newmark Holdings PSUs with H-Rights into 443,871.60 non-exchangeable Newmark Holdings HDUs, and redemption of such HDUs, less any taxes and withholdings in excess of $5,362,452, paid in the form of Nasdaq shares issued at $177.11 per share (which was the Nasdaq closing price as of June 28, 2021); and $5,362,452 in connection with Mr. Gosin’s Newmark Holdings PPSUs with H-Rights was redeemed and used for tax purposes; (iii) the exchange of 3,348,706 exchangeable BGC Holdings units (comprised of 3,147,085 exchangeable BGC Holdings PSUs and 201,621 exchangeable BGC Holdings APSUs) into 3,348,706 shares of Class A common stock of BGC Partners; and $298,273 associated with Mr. Gosin’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; (iv) the conversion of 1,592,016 non-exchangeable BGC Holdings PSUs with H-Rights into 1,592,016 non-exchangeable BGC Holdings HDUs, and $1,129,499 associated with Mr. Gosin’s non-exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; and (v) the issuance of 12,500 shares of Class A common stock of Newmark.

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

Transactions Related to Ordinary Course Real Estate Services
On November 4, 2020, the Audit Committee authorized entities in which executive officers have a non-controlling interest to engage Newmark to provide ordinary course real estate services to them as long as Newmark’s fees are consistent with the fees that Newmark ordinarily charges for these services.

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of June 30, 2023 and December 31, 2022, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”). Newmark holds a redemption option in which Real Estate LP can redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time.

Amendment of Real Estate LP Joint Venture Agreement and Payment of Administrative Fee
In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amended the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. On July 1, 2023, Newmark exercised its redemption option and received payment of $104.7 million from Cantor in July of 2023, terminating Newmark’s interest in Real Estate LP.

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

(d)Other Related Party Transactions

On November 30, 2018, Newmark entered into the Cantor Credit Agreement. The Cantor Credit Agreement provides for each party to issue loans to the other party at the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1%. No amounts were outstanding as of June 30, 2023 and 2022.

Payables to related parties were $9.3 million and $9.7 million as of June 30, 2023 and December 31, 2022, respectively.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation”, Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 20 — “Debt”.

In January 2022, Cantor entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark. The deal was a six-month sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, Cantor paid all operating and tax expenses attributable to the lease. The sublease was amended to provide for a rate of $81,600 per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. In June 2023, the sublease was extended three months to September 30, 2023. Newmark received $0.2 million and $0.2 million from Cantor for the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively,

As part of the Knotel acquisition, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9235 as of June 30, 2023. This

may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

On June 30, 2023, Cantor purchased from Newmark Holdings an aggregate of 74,026 exchangeable limited partnership interests for aggregate consideration of $310,976 as a result of the redemption of 74,026 Founding Partner interests.

Following such purchases, as of June 30, 2023 there were no Founding Partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

First Amendment to Amended and Restated Agreement of Limited Partnership of Newmark Holdings

On March 10, 2023, Newmark Holdings entered into the LPA Amendment to the Newmark Holdings limited partnership agreement. The LPA Amendment revises certain restrictive covenants pertaining to the “Partner Obligations” and “Competitive Activity” provisions in the Newmark Holdings limited partnership agreement. Specifically, the LPA Amendment (i) reduces the length of the post-termination period during which a partner must refrain from soliciting or doing business with customers, soliciting employees, engaging in a “Competing Business” (as defined therein), or otherwise refraining from harming the partnership; and (ii) revises the scope of the non-compete provisions under the “Partner Obligations” and “Competitive Activity” provisions in the Holdings limited partnership agreement to cover “Competing Businesses” for which a partner performs the same or similar services as provided to a "Protected Affiliate" (as defined therein) and (a) involving a product, product line or type, or service of a “Protected Affiliate” within a specific geographic area, (b) involving a “Client” or a “Client Representative” (each as defined therein) of a Protected Affiliate, or (c) for which the disclosure of confidential information is likely to be inevitable. The LPA Amendment was approved by the Company’s Board of Directors and Audit and Compensation Committees.

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

Acquisition of Spring11 Ownership Interest from Cantor

In February 2023, Newmark’s subsidiary, Newmark S11, entered into an equity purchase agreement with CFS11, a subsidiary of Cantor, pursuant to which Newmark acquired CFS11’s 33.78% ownership interest in Newmark S11 LP, LLC, the joint venture that owns a controlling interest in Spring11, for a total purchase price of $11,530,598. CFS11’s 33.78% ownership in Newmark S11 LP, LLC was 25.62% of Spring11’s economic interest. The transaction, which also included Newmark S11 buying the remaining noncontrolling interests from other third-party owners on substantially the same terms, resulted in Newmark S11 owning 100% of Spring11. The CFS11 transaction was approved by our Audit Committee.

(26)    Income Taxes

The accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of its U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes.

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

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2023 and December 31, 2022, Newmark did not have any unrecognized tax benefits which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2023, Newmark has not accrued any tax-related interest and penalties.

(27)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable and accrued expenses	$263,002	$208,168
Outside broker payable	76,787	82,002
Payroll taxes payable	81,041	92,247
Corporate taxes payable	—	22,864
Derivative liability	2,821	9,378
Right-of-use liabilities	101,426	96,860
Contingent consideration	944	65
Total	$526,021	$511,584

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued compensation	$103,025	$95,770
Payroll and other taxes payable	68,406	59,380
Financial guarantee liability	28,500	27,729
Deferred rent	5,495	5,040
Contingent consideration	19,759	8,278
Other	7,400	—
Total	$232,585	$196,197

(28)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC

Holdings”). On December 13, 2017, as part of the Separation, the Equity Plan was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 215.0 million were registered on Forms S-8 as of June 30, 2023. As of June 30, 2023, awards with respect to 86.0 million shares had been granted and 314.0 million shares were available for future awards under the Equity Plan. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The Exchange Ratio is the number of shares of Newmark Common Stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9235 as of June 30, 2023.

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Issuance of common stock and exchangeability expenses	$9,897	$26,875	$34,480	$35,858
Allocations of net income to limited partnership units and FPUs (1)	122	7,787	364	7,933
Limited partnership units amortization	3,369	1,760	8,230	5,034
RSU amortization	6,221	5,566	12,184	10,061
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$19,609	$41,988	$55,258	$58,886
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Units	BGC Units
Balance, January 1, 2022	18,419,613	8,663,930
Issued	15,402,041	25,032
Redeemed/exchanged units	(2,934,984)	(3,169,063)
Forfeited units/other	(198,716)	(60,511)
Balance, December 31, 2022(1)	30,687,954	5,459,388
Issued	9,697,379	1,506
Redeemed/exchanged units	(1,730,819)	(5,082,356)
Forfeited units/other	(217,246)	(999)
June 30, 2023 (2) (3)	38,437,268	377,539

Total exchangeable units outstanding(1):
December 31, 2022	7,861,359	2,654,749
June 30, 2023 (2) (3)	9,082,995	68,139
(1)The Limited Partnership Units table above also includes partnership units issued as consideration for acquisitions. As of June 30, 2023, there were 3,459,228 partnership units in Newmark Holdings outstanding, of which 1,690,266 units were exchangeable, and 73,245 partnership units in BGC Holdings outstanding, of which 14,386 were exchangeable. As of December 31, 2022, there were 3.9 million partnership units in Newmark Holdings outstanding, of which 1.5 million units were exchangeable, and 4.8 million partnership units in BGC Holdings outstanding, of which 2.5 million were exchangeable. As a result of the Corporate Conversion, there are no longer any BGC Holdings partnership units outstanding held by Newmark employees.
(2)As of June 30, 2023, the total Limited Partnership Units included 1,853,111 Newmark Preferred Units and 31,945 BGC Preferred Units held by Newmark employees. As a result of the Corporate Conversion, there are no longer any BGC Preferred Units outstanding held by Newmark employees.
(3)The BGC units remaining as of June 30, 2023 are limited partnership units previously issued to now terminated partners.

The Limited Partnership Units table above includes both regular and Preferred Units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for further information on Preferred Units). Subsequent to the Spin-Off, there are remaining partners who hold limited partnership interests in Newmark Holdings who are BGC employees, subsequent to the Spin-Off but prior to the closing of the Corporate Conversion, there were remaining partners who held limited partnership interests in BGC Holdings who are Newmark employees. These limited partnership interests represent interests that were held prior to the Newmark IPO or were distributed in connection with the Separation. Following the Newmark IPO, employees of Newmark and BGC received limited partnership interests in Newmark Holdings and BGC Holdings, respectively. As a result of the Spin-Off, as the existing limited partnership interests in Newmark Holdings held by BGC employees and the existing limited partnership interests in BGC Holdings held by Newmark employees were exchanged/redeemed, the related capital could be contributed to and from Cantor, respectively. The compensation expenses under GAAP related to the limited partnership interests are based on the company where the partner is employed. Therefore, compensation expenses related to the limited partnership interests of both Newmark and BGC but held by a Newmark employee were recognized by Newmark. However, the Newmark Holdings limited partnership interests held by BGC employees are included in the Newmark share count. The BGC Holdings limited partnership interests held by Newmark employees were included in the BGC share count until the Corporate Conversion. Prior to the Corporate Conversion, any active employees of Newmark who held limited partnership interests in BGC Holdings had those units redeemed or exchanged for cash or restricted or unrestricted shares of BGC Class A common stock. As a result of the Corporate Conversion, there are no longer any BGC Holdings units outstanding held by Newmark employees.
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current Exchange Ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
BGC Units	100,280	56,562	116,556	91,119
Newmark Units	972,339	2,336,261	3,700,617	2,868,859
Total	1,072,619	2,392,823	3,817,173	2,959,978

    Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Issuance of common stock and exchangeability expenses	$9,897	$28,898	$34,480	$37,881

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Notional Value	$157,222	$144,045
Estimated fair value of the post-termination payout(1)	$49,771	$42,706
Outstanding limited partnership units in Newmark Holdings	15,944,838	14,277,213
Outstanding limited partnership units in Newmark Holdings - unvested	1,536,784	2,155,668
Outstanding limited partnership units in BGC Holdings	—	44,928
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

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to seven years from the grant date. Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Limited partnership units amortization	$3,369	$1,760	$8,230	$5,034

The grant of exchange rights of HDUs to Newmark employees are as follows (in thousands):

	June 30, 2023	December 31, 2022
Notional Value	$1,258	$8,189
Estimated fair value of limited partnership units (1)	$1,132	$8,065
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

During the three and six months ended June 30, 2023, there was no compensation expense related to these limited partnership units held by Newmark employees.

During the three and six months ended June 30, 2022, there was ($2.0) million of compensation expense related to these limited partnership units held by Newmark employees.

During the three and six months ended June 30, 2023, Newmark employees were granted 1.0 million and 2.0 million N Units, respectively, that are excluded from the table above since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income and remain unvested. Upon vesting, which occurs if certain thresholds are met, the N Units are converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant in the tables above. During the three and six months ended June 30, 2023, 3.8 million and 6.3 million, N Units, respectively, vested and were converted into distribution earning limited partnership units and were therefore included in the fully diluted share count.

During the three and six months ended June 30, 2022, Newmark employees were granted 0.8 million and 1.7 million N Units, respectively, that are excluded from the table above since these units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income and remain unvested. Upon vesting, which occurs if the certain thresholds are met, the N Units are converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant in the tables above. During the three and six months ended June 30, 2022, 0.8 million and 1.3 million N Units vested and were converted into distribution earning limited partnership units and were therefore included in the fully diluted share count.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2022	10,721,457	$8.30	$89,025	4.96	5,375	$3.85	$21	1.16
Granted	3,350,516	12.15	40,710		4,191	4.28	18
Settled units (delivered shares)	(2,464,570)	8.33	(20,526)		(2,638)	3.69	(10)
Forfeited units	(343,541)	10.11	(3,474)		—	—	—
Balance, December 31, 2022	11,263,862	$9.39	$105,735	4.75	6,928	$4.17	$29	1.62
Granted	2,773,257	6.87	19,049		—	—	—
Settled units (delivered shares)	(1,672,331)	9.26	(15,494)		(2,045)	4.05	(8)
Forfeited units	(228,012)	10.10	(2,302)		—	—	—
Balance, June 30, 2023	12,136,776	$8.82	$106,988	4.32	4,883	$4.22	$21	1.12
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSU amortization	$6,221	$5,566	$12,184	$10,061

As of June 30, 2023, there was $101.5 million total unrecognized compensation expense related to unvested Newmark RSUs.

(29)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of June 30, 2023 and December 31, 2022, Newmark was committed to fund approximately $0.2 billion and $0.3 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2019 through the second quarter of 2023 with contingent consideration of $20.7 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(30)    Subsequent Events

On July 27, 2023, Newmark declared a qualified quarterly dividend of $0.03 per share payable on August 31, 2023 to Class A and Class B common stockholders of record as of August 17, 2023. The ex-dividend date will be August 16, 2023.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2023 and 2022. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

Overview

Newmark is a leading commercial real estate adviser and service provider to large institutional investors, global corporation, and other owners and occupiers. We offer a diverse array of integrated services and products designed to meet the full needs of our clients.

Our investor/owner services and products include:

•capital markets, which consists of investment sales and commercial mortgage brokerage (including the placement of debt, equity raising, structured finance, and loan sales on behalf of third parties),
•agency leasing,
•valuation and advisory,
•property management,
•business rates for U.K. properties,
•due diligence consulting and other advisory services,
•services related to the GSEs and FHA, including multifamily lending and loan servicing, and
•flexible workspace solutions for owners.

Our occupier services and products include:

•tenant representation leasing,
•GCS, which includes real estate, workplace and occupancy strategy, corporate consulting services, project management, lease administration and facilities management,
•business rates for U.K. occupiers, and
•flexible workspace solutions for occupiers.

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

We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the year ended December 31, 2022 and for the six months ended June 30, 2023 we generated revenues of over $2.7 billion and $1.1 billion, respectively, primarily from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

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

Institutional investors have accumulated near record amounts of undeployed real-estate focused capital, with Preqin estimating that there was nearly $410 billion of investible dry powder held by global closed-end funds at real estate focused institutions as of July 2023. This is in addition to the significant amount of real estate assets held by other types of investors and owners. According to the most recent data from MSCI, the overall size of the professionally managed global real estate investment market was $13.3 trillion in 2022, while the size of the overall investible market was $19.5 trillion. In addition, nearly $2.6 trillion of commercial and multifamily debt needs to be refinanced between 2023 and 2027, according to the MBA, with approximately $1.9 trillion of this due between 2023 and 2025. With the sharp increases in interest rates and capitalization rates, as well as the pullback in commercial real estate lending by banks and other traditional lenders, we believe a large and growing percentage of investors and owners will need to find alternative solutions, including via the growing share of loans we expect to be originated by alternative lenders such as private credit funds. We expect a significant portion of debt maturities to be resolved not only through refinancing, which should help our mortgage brokerage and origination businesses, but also through the kinds of more complex and sophisticated restructuring and recapitalization in which Newmark specializes. Our capital markets clients have sought and we believe will seek our counsel with respect to addressing their related investing and financing needs.

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

We are a leading capital markets business in the United States. We have access to many of the world’s largest owners of commercial real estate, and we believe this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also supply investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE/FHA lender by loan origination volume and loan servicing portfolio size. In addition to our traditional servicing business, we acquired the remainder of Spring11 in the first quarter of 2023, which had recently launched an asset management and servicing business with a focus on bank, fund, and commercial mortgage-backed securities clients. The addition of this new business dramatically increased the size of Newmark's limited servicing portfolio and overall servicing portfolio. As of June 30, 2023, our overall loan servicing portfolio was $168.8 billion (of which 64.6% was limited servicing, 34.4% was higher margin primary servicing, and 1.0% was special servicing).

We believe that for the industry, commercial and multifamily loan servicers earn 40 to 50 basis points for Fannie Mae loans, 8 to 10 basis points on Freddie Mac, approximately 15 basis points for FHA/Ginnie Mae, and 1 to 3 basis points for special and/or primary limited servicing. Spring11's limited servicing portfolio currently earns closer to the low end of the latter range, but is targeting higher fees over time as it adds more services. Our servicing portfolio provides a steady stream of income over the life of the serviced loans.

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

Economic Outlook in the United States
Following a 2.8% contraction in 2020, U.S. gross domestic product expanded by 5.9% and 2.1%, respectively, in 2021 and 2022, according to the U.S. Department of Commerce. According to the most recent estimates from the same source, U.S. GDP expanded at annualized rates of 2.0% and 2.4%, respectively, in the first and second quarters of 2023. The most recent period's GDP growth was driven by various factors, including growth in consumer spending, nonresidential fixed investment, state and local government spending, private inventory investment, and federal government spending that were partly offset by decreases in exports and residential fixed investment. Imports, which are a subtraction in the calculation of GDP, decreased. The current consensus is that U.S. GDP will grow at levels below pre-pandemic levels from 2023 through 2025. For example, as of July 21, 2023, the Bloomberg consensus of economists was for U.S. GDP to expand (contract) at respective annualized rates of 0.5%, (0.3)%, and 0.6% in the third quarter of 2023 through the first quarter of 2024. The consensus is for GDP to grow by 1.6% for all of 2023, and then by 0.6% in 2024 and 1.9% in 2025. For context, over the ten years ended December 31, 2019, U.S. real GDP grew at a CAGR of almost 2.3% per year, measured in chain linked 2012 dollars.

According to the U.S. Bureau of Labor Statistics, the seasonally adjusted monthly average of non-farm payroll employment increased by 606 thousand, net, during 2021, which was the highest such figure since record keeping began. Based the same source, strong job growth continued in 2022, with monthly gains averaging 399 thousand on the same basis. Their current estimate is that 312 and 244 thousand jobs, respectively, were created per month in the first and second quarters of 2023. For context, this seasonally adjusted monthly figure averaged 141 thousand over the ten years ending December 31, 2019 and 399 thousand in 2022. The June 2023 U.S. unemployment rate (based on U3) was unchanged year-on-year at 3.6%, versus 3.9% in December 2021 and a high of 14.8% in April of 2020, and thus ended the quarter at just below the 3.5% rate in February 2020. In comparison, the last time the U.S. unemployment rate was near these low levels was 1969, when unemployment reached 3.4%.

The ten-year Treasury yield increased by 113 basis points to approximately 3.8% as of June 30, 2023, up over 800 basis points compared with a year-earlier. Ten-year Treasury yields still remained below their 50-year average of just under 6.0%, despite the recent increase. On September 22, 2023 and November 2, 2022, the FOMC announced two separate increases to the upper bound of their target range for the federal funds rate of 75 basis points each, in order to curb inflation. The FOMC increased the upper bound by another 50 basis points in December of 2022, and then by 25 basis points each in February 2023, March 2023, May 2023, and July 2023.

The FOMC said in June that it expected to raise the target range twice more in 2023 (including the July increase) in order to return annual inflation to its long-term goal of 2% over time. However, Chair Jerome Powell said in July that the central bank will make data-driven decisions on a “meeting-by-meeting” basis. This increase in inflation was due in part to tight labor market conditions as well as to other factors, such as continued supply chain issues related to the pandemic as well as higher commodity prices due largely to the Ukraine-Russia conflict. The FOMC has previously stated that it plans to continue reducing the $8.2 trillion portfolio of securities it holds (as of July 26, 2023), including long-term agency mortgage-backed securities and U.S. Treasuries. These securities were purchased as part of the Federal Reserve's quantitative easing program designed to hold down long-term interest rates, and the FOMC previously indicated that a maximum of $60 billion in Treasury purchases and $35 billion in mortgage-backed securities purchases would be allowed to roll off, phased in over three months starting June 1, 2022. Although the Federal Reserve's balance sheet has increased since the beginning of March 2023 due to its emergency loans to banks as a result of the recent failures of First Republic Bank, Silicon Valley Bank and Signature Bank, the latest projections from the New York Federal Reserve Bank show the central bank’s holdings falling to $6 trillion by the middle of 2025. Holdings are then expected to grow to maintain balance with the growth of the economy and tick back up to $7.2 trillion by 2030.

U.S. inflation measures have gradually declined over the course of 2023. The consumer-price index for June 2023 rose by 3.0% year-over-year, which was lower than the respective 5.0% and 6.5% figures from three and six months earlier, and a significant improvement versus the recent peak of 9.1% observed in June 2022. As a result, economists generally expect long-term U.S. interest rates to stabilize or decline slightly over the next few quarters versus approximately 3.8% as of the end of the second quarter of 2023, but to remain below the long-term historical averages for the foreseeable future (as discussed above). For example, as of July 21, 2023, the Bloomberg consensus was for the ten-year Treasury yield to be approximately 3.8%, 3.6%, 3.5%, and 3.4% by the ends of the third quarter of 2023, the fourth quarter of 2023, the first quarter of 2024, and calendar year 2024, respectively. While short-term yields are expected to be considerably above where they were compared with low levels seen for most of the period from the end of 2008 through early 2022, they are expected to stabilize and gradually fall from more recent levels. For context, the upper bound of the Fed Funds Target rate averaged 0.64% from December 31, 2008 through February 28, 2022, and was 5.50% as of July 26, 2023. The Bloomberg consensus is for this Target rate to be 5.50%, 5.50%, 5.25%, and 3.95%, respectively, by the ends of the third quarter of 2023, the fourth quarter of 2023, the first quarter of 2024, and calendar year 2024. Following the most recent FOMC rate increase and the release of subsequent economic data, the Treasury futures market indicated that traders expect roughly similar short term U.S. rates over the near term. As of July 31, 2023, CME Fed Fund Futures implied rates of approximately 5.4% after the September 20, 2023 FOMC meeting, gradually falling to 4.2% by the December 18, 2024 meeting. For additional context, the upper bound of the Fed Funds Target rate averaged 4.91% and 3.11% over the 50 and 25 years ended December 31, 2022, respectively.

Market Statistics

According to CoStar, new U.S. office leasing activity was down 17% in the first half of 2023 compared with its 2015-2019 quarterly average, while Wolfe Research estimates that overall leasing activity in the U.S. declined by over 10% year-on-year in the second quarter of 2023. In comparison, our revenues from leasing and other commissions declined 4.3% year-over-year and grew 5.3% sequentially. Newmark's leasing strength continued to outpace the industry for the second quarter in a row, led by our strong industrial performance, which offset declines with respect to office. We continue to benefit from our investments in industrial and retail brokerage, which together represented nearly 50 percent of our year-to-date leasing volumes, compared with just over 25% of our total leasing volumes in 2019.

While the overall office market remains challenging, we are starting to see increased demand in certain markets, led by ongoing return to work plans, as well as new demand driven by companies investing in artificial intelligence and by law firms. The Kastle Barometer, which measures daily occupancy in ten large U.S. cities versus pre-pandemic levels, increased by 14% year-on-year to 50% at the end of June 2023, and is now 20% above 2021 levels. Other measures also show in-person attendance increasing. According to the Freespace Index, the proportion of those attending in person rose 25% both globally and in the Americas year-on-year in June of 2023, while the Survey of Working Arrangements and Attitudes reported that the percentage of those working remotely full-time in the U.S. declined by 11% over the same period. Our management services, leasing and capital markets professionals are collaborating with clients to repurpose underutilized spaces and assets, including with respect to conversion of obsolete office or retail properties.

Commercial real estate capital markets transactions involving financing generally utilize medium- or long-term debt, and the interest rates for such debt tend to correlate with movements in benchmark rates with similar tenors, including U.S. Treasuries. Such benchmark rates can be meaningfully impacted by movements in key short-term rates, such as the Fed Funds Target rate. Sudden increases in short term interest rates can therefore have pronounced effects on the commercial mortgage origination and investment sales volumes. In 2022, global benchmark interest rates rose at the fastest pace since at least the early 1990s, according to Fitch, and they continued their rapid rise through July of 2023. This has led to challenging market conditions across commercial real estate capital markets for Newmark and the industry. In addition, volumes were, and likely will be, impacted by factors including the recent increases in credit spreads and interest rate volatility compared with long-term averages. They were also lower due to the pullback in commercial and multifamily real estate lending activity as a response to recent bank failures and higher interest rates, as well as the gap between buyer and seller expectations.

According to preliminary estimates from CoStar, value-weighted prices for U.S. commercial real estate declined by 9.4% over the twelve months ended June 30, 2023. This was the 17th consecutive year-on-year slowdown as measured by this monthly index, with industrial and hospitality prices increasing somewhat, while office and multifamily prices declined by the most among property types. Separately, RCA currently estimates that second quarter 2023 U.S. investment sales declined by 63% year-on-year. In comparison, Newmark's quarterly investment sales volumes decreased by 76%. According to data from RCA, Newmark's average investment sales transaction size was approximately 45% larger than the weighted average of brokered U.S. deals in 2022. We believe that larger deal sizes are more likely to require debt financing, and that such financing became more difficult given the recent sharp rise in interest rates. For example, CoStar reported that the number of U.S. investment sales transactions for deals with a notional value of $25 million or greater fell 79% between the fourth quarter of 2021 and the second quarter of 2023. In comparison, the respective declines were 70%, 61%, and 53% for deals of $10 million to $25 million, $3 million to $10 million, and $3 million or less over the same period. We have gained market share in U.S. investment sales, however, over the last several years. Our U.S. investment sales volumes were up by nearly 110% over the trailing twelve months ended June 30, 2023 versus 2015, while RCA’s U.S. volumes decreased by 10% over the same timeframe. When industry activity stabilizes, we expect to resume gaining market share.

Newmark's total debt volumes were down by 42% in the quarter versus the prior year period, while Newmark Research estimates that overall U.S. commercial and multifamily originations may have declined by as much as 52%, based on their analysis of MBA data and preliminary RCA lending data. Newmark’s GSE/FHA loan origination volumes are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volume decreased by 17% in the second quarter of 2023 compared with a year earlier, per the GSEs. In comparison, Newmark's GSE/FHA origination volumes increased by 42% over the same period, while our total debt volumes in multifamily were down by 35%. Certain GSE multifamily volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by the MBA or by Newmark and its competitors by 30 to 45 days.

Although neither Trepp LLC nor the MBA have released second quarter 2023 origination figures, we believe that we have gained significant market share in total debt over the last several years. According to data or estimates from RCA, the MBA, and Newmark Research, U.S. debt originations have grown by 7% between 2015 and the trailing twelve months ended June 30, 2023. Over the same timeframe, Newmark expanded its total debt volumes by nearly 260%.

Given the recent increase in interest rates and recent pullback in lending by banks discussed above, we anticipate overall U.S. investment sales and mortgage brokerage volumes to decline year-on-year through at least the fourth quarter of 2023, and that volumes will begin to rebound near the end of this year. As interest rates stabilize, we expect our higher margin capital markets platform to drive Newmark's strong revenue and earnings growth. We also think that the current market conditions have created an opportunity for us to solidify our position as the platform of choice for many of the real estate industry’s top professionals. While the macroeconomic environment may be challenging in the short-term, we remain excited about our market position and our future.

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

Newmark has granted certain conversion rights on then-outstanding limited partnership units in Newmark Holdings and BGC Holdings to Newmark employees to convert the limited partnership units to a capital balance within Newmark Holdings or BGC Holdings. Generally, such units are not considered share-equivalent limited partnership units and are not in the fully diluted share count.

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

Certain of our employees have been awarded preferred partnership units in Newmark Holdings, and prior to the Corporate Conversion, BGC Holdings. Each quarter, the net profits of Newmark Holdings and BGC Holdings are or were allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation, which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units in Newmark Holdings. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into our Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in our fully diluted share count. The quarterly allocations of net income on Preferred Units are also reflected in compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying unaudited condensed consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocation of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. In addition, Preferred Units are granted in connection with the grant of certain limited partnership units, such as PSUs, that may be granted exchangeability to cover the withholding taxes owed by the unit holder upon such exchange. This is an acceptable alternative to the common practice among public companies of issuing the gross number of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes.

We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans, which may be either wholly or in part repaid from the distribution earnings that the individual receives on their limited partnership interests. The forgivable portion of these loans is recognized as compensation expense over the service period.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management services, servicing fees and other	$240,660	41.1%	$233,685	30.9%	$452,952	40.9%	$466,804	32.6%
Leasing and other commissions	203,611	34.8	212,825	28.2	396,917	35.9	411,778	28.7
Investment sales	77,604	13.2	209,053	27.7	149,597	13.5	361,167	25.2
Commercial mortgage origination, net	63,969	10.9	99,788	13.2	107,177	9.7	193,850	13.5
Total revenues	585,844	100.0	755,351	100.0	1,106,643	100.0	1,433,599	100.0
Expenses:
Compensation and employee benefits	346,930	59.2	426,617	56.5	675,280	61.0	809,201	56.4
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	19,609	3.3	41,988	5.6	55,258	5.0	58,886	4.1
Total compensation and employee benefits	366,539	62.6	468,605	62.0	730,538	66.0	868,087	60.6
Operating, administrative and other	146,826	25.1	136,629	18.1	265,808	24.0	274,500	19.1
Fees to related parties	6,827	1.2	6,748	0.9	14,619	1.3	13,577	0.9
Depreciation and amortization	42,034	7.2	38,925	5.2	80,864	7.3	74,400	5.2
Total operating expenses	562,226	96.0	650,907	86.2	1,091,829	98.7	1,230,564	85.8
Other income/(loss), net	3,925	0.7	(15,303)	(2.0)	915	0.1	(101,304)	(7.1)
Income/(loss) from operations	27,543	4.7	89,141	11.8	15,729	1.4	101,731	7.1
Interest expense, net	(9,595)	(1.6)	(8,923)	(1.2)	(17,186)	(1.6)	(16,793)	(1.2)
Income/(loss) before income taxes and noncontrolling interests	17,948	3.1	80,218	10.6	(1,457)	(0.1)	84,938	5.9
Provision for income taxes	6,719	1.1	18,426	2.4	3,663	0.3	22,430	1.6

Consolidated net income/(loss)	11,229	1.9	61,792	8.2	(5,120)	(0.5)	62,508	4.4
Less: Net income/(loss) attributable to noncontrolling interests	4,800	0.8	13,273	1.8	(1,199)	(0.1)	13,627	1.0
Net income/(loss) available to common stockholders	$6,429	1.1%	$48,519	6.4%	$(3,921)	(0.4)%	$48,881	3.4%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$9,897	1.7%	$26,875	3.6%	$34,480	3.1%	$35,858	2.5%
Allocations of net income to limited partnership units and FPUs	122	—	7,787	1.0	364	—	7,933	0.6
Limited partnership units amortization	3,369	0.6	1,760	0.2	8,230	0.7	5,034	0.4
RSU amortization	6,221	1.1	5,566	0.7	12,184	1.1	10,061	0.7
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$19,609	3.3%	$41,988	5.6%	$55,258	5.0%	$58,886	4.1%

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

Revenues
Management Services, Servicing Fees and Other
Management services, servicing fees and other revenues increased by $7.0 million, or 3.0%, to $240.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The growth was due to increased servicing and other related fees and GCS fees, partially offset by lower Valuation & Advisory revenues and pass through revenues.

Leasing and Other Commissions
Leasing and other commissions revenues decreased by $9.2 million, or 4.3%, to $203.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Our results outpaced the industry. Wolfe Research estimates that overall leasing activity in the U.S. declined by over 10% year-on-year in the second quarter of 2023.

Investment Sales
Investment sales revenues decreased by $131.4 million, or 62.9%, to $77.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This primarily reflected a 63% year-over-year decrease in U.S. industry-wide investment sales volumes for the quarter (according to RCA). The industry-wide decline can be attributed to a rapid rise in interest rates.

Commercial Mortgage Origination, Net
Commercial mortgage origination activities, net decreased by $35.8 million, or 35.9%, to $64.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to lower industry-wide commercial and multifamily origination volumes as a result of the rapid increase in interest rates. Newmark Research estimates that overall U.S. commercial and multifamily originations declined by as much as 52% in the quarter, based on their analysis of MBA data and preliminary RCA lending data.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $79.7 million, or 18.7%, to $346.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily a result of lower variable compensation related to commission-based revenues, partially offset by expenses related to acquired companies and the addition of revenue-generating professionals.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $22.4 million, or 53.3%, to $19.6 million for the three months ended June 30, 2023 compared to the three months ended June 30,

2022. The decrease is due to the lower number of units exchangeability granted during the quarter.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $10.2 million, or 7.5%, to $146.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to acquisitions and higher warehouse interest and fee expenses, the latter of which is offset by higher interest income recorded as revenue and tied to the growth of our GSE/FHA business.

Fees to Related Parties
Fees to related parties were $6.8 million for the three months ended June 30, 2023 compared to $6.7 million for the three months ended June 30, 2022.

Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2023 increased by $3.1 million, or 8.0%, to $42.0 million compared to the three months ended June 30, 2022 due primarily to a $2.7 million MSR valuation allowance credit in the three months ended June 30, 2022 compared to a $0.3 million MSR valuation allowance credit in the three months ended June 30, 2023.

Other Income (loss), Net
Other income (loss), net of $3.9 million in the three months ended June 30, 2023 was primarily due to net realized gains on equity method investments.

Other income (loss), net in the three months ended June 30, 2022 was primarily related to $15.5 million of mark-to- market losses on non-marketable investments.

Interest Expense, Net
Interest expense, net increased by $0.7 million, or 7.5%, to $9.6 million during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This increase reflects borrowing on our Credit Facility to acquire Gerald Eve and hire new revenue-generating employees under long-term contracts.

Provision for Income Taxes
Provision for income taxes decreased by $11.7 million, or 63.5%, to $6.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This decrease was primarily driven by lower pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests decreased by $8.5 million, to $4.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Revenues

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue decreased by $13.9 million, or 3.0%, to $453.0 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was due to lower pass through revenues related to the completion of certain project management assignments and lower valuation fees. Excluding pass through revenues, management services, servicing fee and other increased $5.6 million, or 1.8%, to $322.0 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Leasing and Other Commissions
Leasing and other commission revenues decreased by $14.9 million, or 3.6%, to $396.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to decreased demand across most major property types. According to CoStar, new U.S. office leasing activity was down 17% in the first half of 2023 compared with the 2015-2019 quarterly average.

Investment Sales

Investment sales revenue decreased by $211.6 million, or 58.6%, to $149.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This primarily reflected a 58% year-over-year decrease in U.S. industry-wide investment sales volumes year to date (according to RCA).

Commercial Mortgage Origination, Net
Commercial mortgage origination activities, net decreased by $86.7 million, or 44.7%, to $107.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to lower industry-wide commercial and multifamily origination volumes as a result of the rapid increase in interest rates. Newmark Research estimates that overall U.S. commercial and multifamily originations may have declined by over 50% year to date compared with the first half of 2022, based on their analysis of MBA data and preliminary RCA lending data.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $133.9 million, or 16.5%, to $675.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was due to lower variable compensation related to commission-based revenues, partially offset by acquisitions and new hires.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $3.6 million, or 6.2%, to $55.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Operating, Administrative and Other
Operating, administrative and other expenses decreased by $8.7 million, or 3.2%, to $265.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 due to lower pass through expenses, partially offset by higher warehouse interest and fee expenses, the latter of which is offset by higher interest income recorded as revenue and tied to the growth of our GSE/FHA business.

Fees to Related Parties
Fees to related parties increased by $1.0 million, or 7.7%, to $14.6 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2023 increased by $6.5 million, or 8.7%, to $80.9 million compared to the six months ended June 30, 2022 due to increased fixed asset depreciation and intangible asset amortization of $4.2 million. MSR amortization increased $2.3 million primarily due to an MSR valuation allowance credit of $3.9 million during the six months ended June 30, 2022 compared to an MSR valuation allowance credit of $1.8 million during the six months ended June 30, 2023.

Other Income (loss), Net
Other income (loss), net of $0.9 million in the six months ended June 30, 2023 was primarily due to net realized gains on equity method investments offset by a loss from the disposition of certain assets.

Other income (loss), net of $101.3 million in the six months ended June 30, 2022 was primarily due to unrealized losses from the sale of Nasdaq shares and mark-to-market losses on non-marketable investments.

Interest Expense, Net
Interest expense, net increased by $0.4 million, or 2.3%, to $17.2 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Provision for Income Taxes
Provision for income taxes decreased by $18.8 million, or 83.7%, to $3.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. This decrease was primarily driven by lower pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests decreased by $14.8 million, to $1.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Financial Position, Liquidity and Capital Resources
Overview
The primary source of liquidity for our business is the cash on our balance sheet, cash flow provided by operations, and the $600.0 million revolving Credit Facility. On July 1, 2023, Newmark exercised its redemption option related to the Real Estate LP joint venture and received payment of $104.7 million in July of 2023, terminating Newmark’s interest in Real Estate LP.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of June 30, 2023, our debt consisted of our 6.125% Senior Notes with a carrying amount of $549.1 million and a $225.0 million outstanding balance on the Credit Facility. On July 20, 2023, Newmark used cash from the redemption of its interests in Real Estate LP to repay $100.0 million of the outstanding balance of the Credit Facility.

Financial Position
Total assets were $4.9 billion at June 30, 2023 and $3.9 billion at December 31, 2022.

Total liabilities were $3.4 billion at June 30, 2023 and $2.4 billion at December 31, 2022.

Liquidity
At June 30, 2023, we had cash and cash equivalents of $164.4 million. Additionally, we have a $600.0 million committed senior unsecured revolving Credit Facility. We expect to generate cash flows from operations to fund our business and to meet our short-term liquidity requirements, which we define as those arising within the next twelve months. On November 15, 2023, the 6.125% Senior Notes will mature. The Company intends to either refinance these notes prior to maturity or use cash on hand, cash flows from operations, and our Credit Facility to settle such amounts.

Debt
Debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
	2023	2022
6.125% Senior Notes	$549,088	$547,784
Credit Facility	225,000	—
Total	$774,088	$547,784

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

Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the Company’s option, either (a) Term SOFR for interest periods of one or three months, as selected by the Company, or upon the consent of all lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by the Company, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as established by the Administrative Agent, and (iii) Term SOFR plus 1.00%, in each case plus an applicable margin. The applicable margin will initially be 1.50% with respect to Term SOFR borrowings in (a) above and 0.50% with respect to base rate borrowings in (b) above. The applicable margin with respect to Term SOFR borrowings in (a) above will range from 1.00% to 2.125% depending upon the Company’s credit rating, and with respect to base rate borrowings in (b) above will range from 0.00% to 1.125% depending upon the Company’s credit rating. The Credit Agreement also provides for certain upfront and arrangement fees and for an unused facility fee. As of June 30, 2023 and December 31, 2022, there were $225.0 million and $0.0 million, respectively, of borrowings outstanding under the Credit Facility. On July 20, 2023, Newmark used cash from the redemption of its interests in the Real Estate LP joint venture to repay $100.0 million of the outstanding balance of the Credit Facility.

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of June 30, 2023, and December 31, 2022 there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of June 30, 2023, Newmark had $1.6 billion of committed loan funding, $400.0 million of uncommitted loan funding available through three commercial banks, and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under various lending programs and third-party purchase commitments and are recourse only to our wholly-owned subsidiary, Berkeley Point Capital, LLC. As of June 30, 2023 and December 31, 2022 we had $0.9 billion and $0.1 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Leases
Total lease liability as of June 30, 2023 was $739.8 million. Of the total amount, $196.6 million of lease liability is within our flexible workspace business whereby the liability is ring-fenced in SPVs with only $36.6 million of guarantees and/or letters of credit with exposure to Newmark. In addition, Newmark had contracted future customer revenues and sub-lease income as of June 30, 2023 amounting to approximately $176.2 million.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$(899,478)	$339,034
Add back:
Net activity from loan originations and sales	803,112	(223,286)
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$(96,366)	$115,748
(1) Includes loans for new hires and producers in the amount of $168.1 million and $41.7 million for the six months ended June 30, 2023 and 2022, respectively. Excluding these loans, net cash provided by operating activities excluding loan originations and sales would be $71.7 million and $157.4 million for the six months ended June 30, 2023 and 2022, respectively.

Cash Flows for the Six Months Ended June 30, 2023
For the six months ended June 30, 2023, we used $899.5 million of cash from operations. Excluding activity from loan originations and sales, cash used from operating activities for the six months ended June 30, 2023 was $96.4 million, which primarily related to $168.1 million used for long-term producer contracts. Cash used in investing activities was $133.5 million, consisting of cash paid for acquisitions and purchases of fixed assets. Cash provided by financing activities of $971.7 million primarily related to $225.0 million of Credit Facility borrowings and net principal borrowings on warehouse facilities of $794.1 million.

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

Nasdaq Monetization Transactions

On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform, eSpeed, to Nasdaq. The total consideration received in the transaction included $750.0 million in cash paid upon closing and the Nasdaq Earn-out of up to 14,883,705 shares of Nasdaq to be paid ratably over 15 years (subject to acceleration and present value discount as discussed below), provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. During the third and fourth quarters of 2021, Newmark sold 2,780,180 shares of Nasdaq for gross proceeds of $516.5 million. During the first quarter of 2022, Newmark sold all of its remaining 2,497,831 Nasdaq shares for gross proceeds of $437.8 million. In the aggregate from September 2017 through March 31, 2022, Newmark received 10.2 million shares of Nasdaq, of which Newmark sold 7.6 million shares of Nasdaq and delivered 2.6 million shares of Nasdaq to RBC. For further information regarding sales of Nasdaq shares and realized and unrealized gains (losses) on such shares, see Note 7 — “Marketable Securities” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Some of the key components of the approved plan were as follows:

•8.3 million and 8.0 million compensatory limited partnership units, respectively, of Newmark Holdings and BGC Holdings held by our partners who were employees were redeemed or exchanged.

•23.2 million and 17.4 million compensatory limited partnership units, respectively, of Newmark Holdings and BGC Holdings held by our partners who were independent contractors were redeemed or exchanged. We also accelerated the payment of related withholding taxes to them with respect to their Newmark units. Independent contractors received one share of BGC Class A common stock for each redeemed non-preferred BGC unit or cash and are responsible for paying any related withholding taxes.

•Partners with nonexchangeable non-preferred compensatory units exchanged or redeemed in connection with the 2021 Equity Event generally received restricted Class A common shares of Newmark and/or BGC to the extent tax deductible. A portion of the shares of BGC Class A common stock received by independent contractors were unrestricted to facilitate their payment of withholding taxes.

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

Debt and Credit Agreements

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023. The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.94% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. As of June 30, 2023 and December 31, 2022, the carrying amount of the 6.125% Senior Notes was $549.1 million and $547.8 million, respectively.

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

On June 16, 2020, the Board and the Audit Committee authorized a debt repurchase program for the repurchase by the Company in the amount of up to $50.0 million of the Company’s 6.125% Senior Notes and any future debt securities issued by the Company hereafter. Repurchases of Company debt securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption.
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

As of June 30, 2023, the Company had $50.0 million remaining from its debt repurchase authorization.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the Coronavirus Aid, Relief, and Economic Security Act. The sublimit is now included within the Company’s existing $450 million warehouse facility due June 14, 2023. The advance line provides 100% of the principal and interest advance payment at a rate of SOFR plus 1.80% and will be collateralized by Fannie Mae's commitment to repay advances. There were no outstanding draws under this sublimit as of June 30, 2023. Newmark did not have any Fannie Mae loans in forbearance as of June 30, 2023.

On November 30, 2018, Newmark entered into the Cantor Credit Agreement. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC Partners and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of June 30, 2023 and December 31, 2022, the Company did not have any outstanding balances under this facility.

Credit Ratings

    As of June 30, 2023, our public long-term credit ratings and associated outlooks are as follows:

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

In connection with the Corporate Conversion, on May 18, 2023, Mr. Lutnick’s 1,474,930 BGC Holdings HDUs were redeemed for a cash capital account payment of $9.1 million, $7.0 million of which was paid by Newmark, with the remainder paid by BGC. The $7.0 million HDU liability was included in “Accrued Compensation” on the accompanying unaudited condensed consolidated balance sheet as of December 31, 2022, and related to services provided by Mr. Lutnick to Newmark prior to the Spin-off. Newmark recorded the related compensation expense and took the compensation tax deductions in prior years.

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

On June 28, 2021, in connection with the 2021 Equity Event, the Newmark Compensation Committee approved the following for Mr. Lutnick: (i) the exchange of 279,725 exchangeable Newmark Holdings PSUs into 263,025 shares of Class A common stock of Newmark based on the then applicable Exchange Ratio of 0.9403; and $1,465,874 associated with Mr. Lutnick’s non-exchangeable 193,530 Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) the conversion of 552,482.62 non-exchangeable Newmark Holdings PSUs with H-Rights into 552,482.62 non-exchangeable Newmark Holdings HDUs and redemption of such HDUs for their capital account of $7,017,000, paid in the form of Nasdaq shares issued at $177.11 per share (which was the Nasdaq closing price as of June 28, 2021); and $7,983,000 associated with Mr. Lutnick’s non-exchangeable Newmark Holdings PPSUs with H-Rights were redeemed and used for tax purposes; (iii) the exchange of 520,380 exchangeable BGC Holdings PSUs into 520,380 shares of Class A common stock of BGC Partners, and $1,525,705 associated with Mr. Lutnick’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; (iv) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of Class A common stock of BGC Partners; (v) the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs with H-Rights into 1,131,774 non-exchangeable BGC Holdings HDUs and $7,983,000 associated with Mr. Lutnick’s BGC Holdings PPSUs with H-Rights was redeemed and used for tax purposes in connection with the exercise of the BGC Holdings HDUs; and (vi) the issuance of 29,059 shares of Class A common stock of Newmark. In accordance with Mr. Lutnick’s right under his existing standing policy, and in connection with the 2021 Equity Event, upon the approval of the Newmark Compensation Committee: (i) 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy, were redeemed and 2,736,103 shares of Class A common stock of Newmark, based upon the then applicable Exchange Ratio of 0.9403, were granted to Mr. Lutnick; and (ii) $8,798,546 associated with Mr. Lutnick’s rights under his existing standing policy was redeemed and used for tax purposes. See “Executive Compensation” in our proxy statement filed August 15, 2022 for additional information and definitions.

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

On June 28, 2021, the Compensation Committee approved the following for Barry M. Gosin, the Company’s Chief Executive Officer: (i) the exchange of 1,531,061.84 exchangeable Newmark Holdings units (comprised of 1,438,597.37 exchangeable Newmark Holdings PSUs and 92,464.47 exchangeable Newmark Holdings APSUs) into 1,439,658 shares of Class A common stock of Newmark based upon the then current Exchange Ratio of 0.9403; and $834,508 associated with Mr. Gosin’s exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) the conversion of 443,871.60 non-exchangeable Newmark Holdings PSUs with H-Rights into 443,871.60 non-exchangeable Newmark Holdings HDUs, and redemption of such HDUs, less any taxes and withholdings in excess of $5,362,452, paid in the form of Nasdaq shares issued at $177.11 per share (which was the Nasdaq closing price as of June 28, 2021); and $5,362,452 in connection with Mr. Gosin’s Newmark Holdings PPSUs with H-Rights was redeemed and used for tax purposes; (iii) the exchange of 3,348,706 exchangeable BGC Holdings units (comprised of 3,147,085 exchangeable BGC Holdings PSUs and 201,621 exchangeable BGC Holdings APSUs) into 3,348,706 shares of Class A common stock of BGC Partners; and $298,273 associated with Mr. Gosin’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; (iv) the conversion of 1,592,016 non-exchangeable BGC Holdings PSUs with H-Rights into 1,592,016 non-exchangeable BGC Holdings HDUs, and $1,129,499 associated with Mr. Gosin’s non-exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; and (v) the issuance of 12,500 shares of Class A common stock of Newmark.

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

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of June 30, 2023 and 2022, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”). Newmark holds a redemption option in which Real Estate LP can redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time.

Amendment of Real Estate LP Joint Venture Agreement and Payment of Administrative Fee
In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amended the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. On July 1, 2023, Newmark exercised its redemption option and received payment of $104.7 million from Cantor in July of 2023, terminating Newmark’s interest in Real Estate LP.

Pre-IPO intercompany agreements
In December 2017, prior to our Separation and Newmark IPO, all intercompany arrangements and agreements that were previously approved by the Audit Committee of BGC Partners with respect to BGC Partners and its subsidiaries and Cantor and its subsidiaries were also approved by our Board with respect to the relationships between us and our subsidiaries and Cantor and its subsidiaries following our IPO on the terms and conditions approved by the Audit Committee of BGC Partners during such time that our business was owned by BGC Partners. These arrangements include, but are not limited to, the following: (i) an authorization to provide Cantor real estate and related services, including real estate advice, brokerage, property or facilities management, valuation and advisory and other services; (ii) an authorization to enter into brokerage and similar agreements with respect to the provision of ordinary course brokerage services in circumstances in which such entities customarily provide brokerage services to third-party customers; (iii) an authorization to enter into agreements with Cantor and/or its affiliates, to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions and negotiating and due diligence services in connection with acquisitions and other business strategies in commercial real estate and other businesses from time to time; and (iv) an arrangement to jointly manage exposure to changes in foreign exchange rates.

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

Sublease to Cantor Fitzgerald, L.P.
In January 2022, Cantor entered into an agreement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, for a period of six months until June 30, 2022 at a rate of $0.1 million per month. In June 2023, the sublease was extended three months to September 30, 2023. Newmark received $0.2 million and $0.2 million from Cantor for the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

GSE loans and related party limits
In February 2019, the Audit Committee authorized Newmark and its subsidiaries to originate and service GSE loans to Cantor and its affiliates (other than BGC) and service loans originated by Cantor and its affiliates (other than BGC) on prices, rates and terms no less favorable to Newmark and its subsidiaries than those charged by third parties. The authorization is subject to certain terms and conditions, including but not limited to: (i) a maximum amount up to $100.0 million per loan, (ii) a $250.0 million limit on loans that have not yet been acquired or sold to a GSE at any given time, and (iii) a separate $250.0 million limit on originated Fannie Mae loans outstanding to Cantor at any given time.

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

Transactions related to ordinary course real estate services
On November 4, 2020, the Audit Committee authorized entities in which executive officers have a non-controlling interest to engage Newmark to provide ordinary course real estate services to them as long as Newmark’s fees are consistent with the fees that Newmark ordinarily charges for these services.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9235 as of June 30, 2023. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

On June 30, 2023, Cantor purchased from Newmark Holdings an aggregate of 74,026 exchangeable limited partnership interests for aggregate consideration of $310,976 as a result of the redemption of 74,026 Founding Partner interests.

Following such purchases, as of June 30, 2023 there were no Founding Partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying unaudited condensed consolidated financial statements. As of June 30, 2023, Newmark had met all capital requirements. As of June 30, 2023, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $433.9 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. As of June 30, 2023 and December 31, 2022, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae, and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of June 30, 2023 and December 31, 2022, outstanding borrower advances were $0.8 million and $1.3 million, respectively, and are included in “Other assets” in our accompanying unaudited condensed consolidated balance sheets.

Regulatory Environment

See “Business—Regulation” in Part I, Item 1 of the Annual Report on Form 10-K for information related to our regulatory environment.
Liquidity
See “—Financial Position, Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.
Equity
Repurchase Program

On November 4, 2022, our Board increased its authorized share repurchases of Newmark Class A common stock and purchases of limited partnership interests in Newmark's subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three and six months ended June 30, 2023, Newmark repurchased 2.4 million shares of Class A common stock at an average price of $5.68. As of June 30, 2023, Newmark had $378.9 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark’s share repurchases for cash under the current program. The gross share repurchases of Newmark’s Class A common stock during the six months ended June 30, 2023 were as follows (in thousands except shares and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares and Units That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2023 - March 31, 2023	—	$—
April 2023	674	$7.08
May 2023	2,315,213	$5.67
June 2023	38,330	$5.75
Total Repurchases	2,354,217	$5.68	$378,900

Fully Diluted Share Count
Our fully diluted weighted-average share counts as of each of June 30, 2023 and 2022 were as follows (in thousands):

	June 30,
	2023	2022
Common stock outstanding(1)	173,254	186,401
Partnership units(2)	67,404	57,576
RSUs (Treasury stock method)	1,260	4,475
Newmark exchange shares	461	2,005
Total(3)	242,379	250,457
(1)Common stock consisted of Class A shares and Class B shares. For the six months ended June 30, 2023, the weighted-average number of Class A shares was 152.0 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 24.9 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the six months ended June 30, 2023, the weighted-average share count did not include any potentially anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) share count as of each of June 30, 2023 and 2022 were as follows (in thousands):

	June 30,
	2023	2022
Common stock outstanding	173,520	181,288
Partnership units	68,711	58,238
Newmark RSUs	880	3,067
Newmark exchange shares	438	2,155
Other	—	378
Total	243,549	245,126

Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2019 through the second quarter of 2023 with contingent cash consideration of $20.7 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s accompanying unaudited condensed consolidated balance sheets.

Equity Method Investments
Newmark has an investment in Real Estate LP, a joint venture with Cantor in which Newmark has a less than majority ownership interest and has the ability to exert significant influence over the operating and financial policies. As of June 30, 2023, Newmark had $99.8 million in this equity method investment, which represents a 27% ownership in Real Estate LP. Newmark holds a redemption option in which Real Estate LP will redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time. In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amended the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. On July 1, 2023, Newmark exercised its redemption option and received payment of $104.7 million from Cantor in July of 2023 (see Note 8 — “Investments” for more information).

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

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares and rights to acquire shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2023, we have issued 1.9 million shares of our Class A common stock under this registration statement.

Construction Loans
As of June 30, 2023 and December 31, 2022, Newmark was committed to fund approximately $0.2 billion and $0.3 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

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

Limited Partnership Units: Limited partnership units in Newmark Holdings are held by Newmark employees and receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders. As discussed above, preferred units in Newmark Holdings are not entitled to participate in partnership distributions other than with respect to a distribution at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation. The quarterly allocations of net income to such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying unaudited condensed consolidated statements of operations. Prior to the Corporate Conversion, certain Newmark employees held BGC Holdings limited partnership units with similar entitlements.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of June 30, 2023 and December 31, 2022, the aggregate balance of employee loans, net of reserve, was $628.3 million and $500.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2023 and 2022, was $25.0 million and $20.7 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the six months ended June 30, 2023, there was an increase of $2.7 million in our reserves. These reserves were based on macroeconomic forecasts are critical inputs into our model and material movements in variables such as, the U.S. unemployment rate and U.S. GDP growth rate could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

Since 2021, we have returned $805.3 million dollars to shareholders through share repurchases and redemptions. In addition, we paid dividends and distributions. We expect to continue returning capital to shareholders, although our near term rate of share repurchases are expected to decline. This is due to the current market dislocation, which is providing us with high quality opportunities to hire the industry’s best talent and acquire companies at attractive valuations.

Traditionally, our dividend policy provided that we expect to pay a quarterly cash dividend to our common stockholders based on our post-tax Adjusted Earnings per fully diluted share. Please see below for a detailed definition of post-tax Adjusted Earnings per fully diluted share. Beginning in the first quarter of 2020, and for all of the quarterly periods in 2020 and 2021, the Board reduced the quarterly dividend to $0.01 per share, out of an abundance of caution, in order to strengthen the Company’s balance sheet as the real estate markets faced difficult and unprecedented macroeconomic conditions due to the COVID-19 pandemic. Additionally, beginning with the first quarter 2020, Newmark Holdings reduced its distributions to or on behalf of its partners. For all of the quarterly periods in 2022, the Board increased the quarterly dividend to $0.03 per share. In addition, Newmark increased the after-tax distributions to its partners. The Exchange Ratio was adjusted in accordance with the terms of the Separation and Distribution Agreement due to any difference in our dividend policy and the distribution policy of Newmark Holdings.

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

The Company also excludes compensation charges related to non-cash GAAP gains attributable to OMSRs because these gains are also excluded from Adjusted Earnings and Adjusted EBITDA. OMSRs represent the fair value of expected net future cash flows from servicing recognized at commitment, net.

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
•Interest expense.

Beginning with the third quarter of 2021, calculation of Adjusted EBITDA excludes the Impact of Nasdaq and the Impact of the 2021 Equity Event, which are defined above.

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

OUR ORGANIZATIONAL STRUCTURE

Current Organizational Structure
As of June 30, 2023, there were 205,394,842 shares of Newmark Class A common stock issued and 152,234,598 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of June 30, 2023, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM, as of June 30, 2023, represented approximately 58.2% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our Certificate of Incorporation does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of June 30, 2023, we directly held Newmark OpCo limited partnership interests consisting of approximately 71,963,818 units representing approximately 29.1% of the outstanding Newmark OpCo limited partnership interests. We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of June 30, 2023, 3,090,408 Founding/Working Partner interests were outstanding. These Founding/Working Partners were issued in the Separation to holders of BGC Holdings Founding/Working Partner interests, who received such Founding/Working Partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by Founding/Working Partners are not exchangeable with us unless (1) Cantor acquires Cantor Units from Newmark Holdings upon termination or bankruptcy of the Founding/Working Partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such Founding/Working Partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the Exchange Ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain Founding/Working Partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the Exchange Ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings Founding/Working Partner interest becomes exchangeable, such Founding/Working Partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of June 30, 2023, 71,963,818 limited partnership units were outstanding (including Founding/Working Partner interests and Working Partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The Exchange Ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this Exchange Ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of June 30, 2023, the Exchange Ratio was 0.9235.

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

The following diagram illustrates the ownership structure of Newmark as of June 30, 2023. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings Founding Partner interests, Newmark Holdings Working Partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF JUNE 30, 2023

Cantor Fitzgerald, L.P.
58.3% of voting power
19.6% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc.
41.7% of voting power
62.2% of indirect economic interest in Newmark OpCo
• 100% Class A common stock (87.7% of economics and 41.7% of voting power)
• 62.2% indirect economic interest in Newmark OpCo
• 100% Class B common stock (12.3% of economics and 58.3% of voting power)
• 8.7% indirect economic interest in Newmark OpCo
• Non-Voting Limited Partnership Interests (37.4% of economics of Newmark Holdings)
• 10.9% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
18.2% of indirect economic interest in Newmark OpCo
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Non-Voting Limited Partnership Interests (62.6% of economics of Newmark Holdings)
• 18.2% indirect economic interest in Newmark OpCo
Newmark Holdings
• Non-Voting Limited Partnership Interests (70.9% of economics of Newmark OpCo)
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Limited Partnership Interests (29.1% of economics of Newmark OpCo)
Newmark OpCo
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

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2023 through June 30, 2023 as follows: (a) an aggregate of 9,199,722 limited partnership units granted by Newmark Holdings; (b) 2,354,217 shares of Newmark Class A common stock repurchased by us; (c) 8,855 shares of Newmark Class A common stock forfeited; (d) 1,272,148 shares of Newmark Class A common stock issued for RSUs; (e) 234,928 shares of Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 18,092,326 of such shares and rights to acquire such shares remaining available for issuance by us under such Registration Statement; and (f) 270,814 terminated limited partnership units.

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

Interest Rate Risk
Newmark had $550.0 million of fixed rate 6.125% Senior Notes outstanding as of June 30, 2023. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had $225.0 million outstanding under its Credit Facility as of June 30, 2023. On July 20, 2023, Newmark repaid $100.0 million of the outstanding balance of the Credit Facility. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on LIBOR or SOFR. 30-day SOFR as of June 30, 2023 was 507 basis points and 30-day LIBOR was 179 basis points at June 30, 2022. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $14.0 million based on our escrow balances as of June 30, 2023. A 100-basis point increase to the 30-day LIBOR would increase our annual earnings by $10.8 million based on our escrow balances as of June 30, 2022. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $14.0 million based on our escrow balances as of June 30, 2023. A 100-basis point decrease in 30-day LIBOR would decrease our annual earnings by $10.8 million based on the escrow balances as of June 30, 2022.

We use warehouse facilities and a repurchase agreement to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $9.3 million based on our outstanding balances as of June 30, 2023. A 100-basis point increase in 30-day LIBOR would decrease our annual earnings by $8.3 million based on our outstanding balances as of June 30, 2022. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $9.3 million based on our outstanding warehouse balance as of June 30, 2023. A 100-basis point decrease in 30-day LIBOR would increase our annual earnings by approximately $8.3 million based on our outstanding warehouse balance as of June 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of June 30, 2023. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc.’s disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 29 — “Commitments and Contingencies” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and under the heading "Legal Proceedings" included in Part I, Item 2 of this Quarterly Report on Form 10-Q, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a description of our legal proceedings which is incorporated by reference herein.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

10b5-1 Trading Arrangements
During the quarter ended June 30, 2023, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101
The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statement. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: August 8, 2023