Form 10-Q
period 2023-09-30
NEWMARK GROUP, INC.
filed 2023-11-09
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2023
Class A Common Stock, par value $0.01 per share	151,408,663 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

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

BGC U.S. Opco
Prior to the Separation, BGC Partners, L.P., an operating partnership which held the U.S. businesses of BGC, including Newmark Entity Group, and which is owned jointly, following the closing of the Corporate Conversion, by BGC Partners and the successor to BGC Holdings

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
Limited partnership interests of Newmark Holdings or, prior to the Corporate Conversion, Newmark Holdings or BGC Holdings, held by the Cantor Entity Group, which Newmark Holdings units are exchangeable into shares of Newmark Class A common stock or Newmark Class B common stock and which BGC Holdings units were exchangeable into shares of BGC Class A common stock or BGC Class B common stock, as applicable

CARES Act	The Coronavirus Aid, Relief, and Economic Security Act

CCRE	Cantor Commercial Real Estate Company, L.P.

CCRE Lending	Cantor Commercial Real Estate Lending, L.P., a wholly owned subsidiary of Real Estate LP

CECL	Current Expected Credit Losses

Certificate of Incorporation	Amended and Restated Certificate of Incorporation of Newmark

CF Secured	CF Secured, LLC

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFGM	CF Group Management, Inc., the managing general partner of Cantor

CFS11	CFS11 Holdings, LLC, a subsidiary of Cantor

Company	Newmark Group, Inc. and, where applicable, its consolidated subsidiaries

Company debt securities	The 6.125% Senior Notes and any future debt securities issued by the Company

Compensation Committee	Compensation Committee of the Board

Contribution Ratio
Ratio of shares of Newmark Common Stock that were outstanding compared to the shares of BGC common stock outstanding as of immediately prior to the Newmark IPO (not including any shares of our common stock sold in the Newmark IPO); this ratio was set initially at a fraction equal to one divided by 2.2

Corporate Conversion
A series of mergers and related transactions pursuant to which, effective at 12:02 AM Eastern Time on July 1, 2023, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group, transforming the organizational structure of the BGC businesses from an “Up-C” structure to a simplified “Full C-Corporation” structure

CoStar	CoStar Group Inc.

COVID-19	Coronavirus Disease 2019

CRCA	Cantor Realty Capital Advisors, L.P.

Credit Agreement	The Company’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, most recently amended and restated on March 10, 2022

Credit Facility
The credit facility pursuant to the Credit Agreement, with a current maximum revolving loan balance of $600.0 million and maturity date of March 10, 2025, bearing interest at either SOFR or a defined base rate plus additional margin

Delayed Draw Term Loan
The credit facility pursuant to the Delayed Draw Term Loan Credit Agreement, with an aggregate principal amount of $420.0 million (which may be increased, subject to certain terms and conditions, to up to $550.0 million) and a maturity date of the earlier of three years from the initial funding date or November 15, 2026, bearing interest at SOFR or a defined base rate plus additional margin, expected to be initially funded on or about November 14, 2023

Delayed Draw Term Loan Credit Agreement	The Company’s credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of August 10, 2023

Deskeo	Space Management (d/b/a “Deskeo”)

Employees	Includes both employees and those real estate brokers who qualify as statutory non-employees under Internal Revenue Code Section 3508

EPS	Earnings Per Share

EPUs	Exchangeable preferred partnership units, which relate to the Nasdaq Forwards

Equity Plan	Newmark Group, Inc. Long Term Incentive Plan

ESG	Environmental, social and governance, including sustainability or similar items

eSpeed	eSpeed, Inc.

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	Exchange agreement which provides (i) BGC Partners, (ii) Cantor, (iii) any entity controlled by either of them or by Howard W. Lutnick, and (iv) Howard W. Lutnick, his spouse, his estate, any of his descendants, any of his relatives, or any trust established for his benefit or for the benefit of his spouse, any of his descendants or any of his relatives, the right to exchange shares of Newmark Class A common stock into Newmark Class B common stock on a one-to-one basis up to the number then authorized but unissued

Exchange Ratio	The ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock

FASB	Financial Accounting Standards Board

Fannie Mae	The Federal National Mortgage Association

Fannie Mae DUS	The Fannie Mae Delegated Underwriting and Servicing Program

FHA	The Federal Housing Administration

FHFA	The Federal Housing Finance Agency

FOMC	Federal Open Market Committee

Forward Sales Contract	An agreement to deliver mortgages to third-party investors at a fixed price

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

LPA Amendment	An amendment, dated as of March 10, 2023, to the Newmark Holdings limited partnership agreement

LPUs, limited partnership units, or limited partnership interests	Certain limited partnership units in Newmark Holdings or, prior to the closing of the Corporate Conversion, Newmark Holdings or BGC Holdings, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in Newmark Holdings

Master Repurchase Agreement	Master Repurchase Agreement, dated August 2, 2021, by and between Newmark OpCo and CF Secured

MBA	Mortgage Bankers’ Association

McCall & Almy	McCall & Almy, Inc.

MSRs	Mortgage servicing rights

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

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

Newmark & Co.
Newmark & Company Real Estate, Inc., which for the purposes of this document is defined as all of the companies acquired by BGC Partners on October 14, 2011. Comparisons in this document to our 2011 revenues are based on unaudited full year 2011 revenues for Newmark & Co.

Newmark Common Stock	Newmark Class A common stock and Class B common stock, collectively

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Entity Group	Newmark, Newmark Holdings, Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P.

Newmark Holdings limited partnership agreement	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, dated as of December 13, 2017

Newmark IPO	The initial public offering of 23 million shares of Newmark Class A common stock at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark
6

Newmark OpCo Preferred Investment	On June 18, 2018 and September 26, 2018, Newmark OpCo issued approximately $175.0 million and $150.0 million of EPUs, respectively, in private transactions to RBC

Newmark S11	Newmark S11 Holdings, LLC

N Units	Non-distributing partnership units of Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs and NPSUs

OMSRs	Originated mortgage servicing rights
Preferred Distribution	Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units	Preferred partnership units in Newmark Holdings or, prior to the closing of the Corporate Conversion, BGC Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Preqin	Preqin Ltd

RBC	Royal Bank of Canada

RCA	MSCI Real Capital Analytics

Real Estate LP	CF Real Estate Finance Holdings, L.P.

RSUs	BGC or Newmark restricted stock units, paid or payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, or issued in connection with certain acquisitions

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which the BGC Entity Group transferred to the Newmark Entity Group the assets and liabilities of the BGC Entity Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

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

Sponsor	Newmark Acquisition Holdings, LLC, the sponsor of the SPAC

Spring11	Spring11 Holdings, LP

SPV	Special purpose vehicle

TDRs	Troubled debt restructurings

Total debt	Newmark’s quarterly volumes from mortgage brokerage and GSE/FHA originations together

Tradeweb	Tradeweb Markets, Inc.

U-3	The number of unemployed individuals as a percentage of the entire labor force; considered the official unemployment rate by the U.S. Department of Labor

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

V&A	Valuation and Advisory

View	View, Inc.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:
•macroeconomic and other challenges and uncertainties, including those resulting from Russia’s invasion of Ukraine, the ongoing conflict in the Middle East, downgrades of U.S. Treasuries, rising global interest rates, inflation and the Federal Reserve’s responses thereto, the strengthening U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, and increasing energy costs, including the effect on demand for commercial real estate and capital markets transaction volumes, office space, levels of new lease activity and renewals, distressed non-GSE commercial mortgages, frequency of loan defaults and forbearance, and fluctuations in the mortgage-backed securities market;
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
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors, some of which may have greater financial and operational resources than we do;
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
•liquidity, regulatory requirements and the impact of credit market events, political events and conflicts and actions taken by governments and businesses in response thereto on the credit markets and interest rates;
•our relationship and transactions with Cantor and its affiliates including CF&Co and CCRE, Newmark’s structure, including Newmark Holdings, which is owned by Newmark, Cantor, Newmark’s employee partners and other partners, and Newmark OpCo, any related transactions, conflicts of interest, or litigation, including with respect to executive compensation matters, loans to or from Newmark or Cantor, Newmark Holdings or Newmark OpCo, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, repurchase agreements and joint ventures, and CF&Co’s acting as our placement agent in connection with certain capital markets transactions;
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
•economic or geopolitical conditions or uncertainties, the actions of governments or central banks, the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), recent economic and political volatility in the U.K., rising political and other tensions between the U.S. and China, political and civil unrest in the U.S. or abroad, including demonstrations, riots, boycotts, rising tensions with law enforcement, the impact of elections, or other social and political developments, political and labor unrest, conflict in the Middle East, Russia, Ukraine, or other jurisdictions, the impact of U.S. government shutdowns or impasses, the impact of terrorist acts, acts of war or other violence or political unrest, as well as disasters or weather-related or similar events, including hurricanes, and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents;
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
•costs and expenses of developing, maintaining and protecting our intellectual property, as well as employment, regulatory, and other litigation, proceedings and their related costs, including related to acquisitions and other matters, including judgments, fines, or settlements paid, reputational risk, and the impact thereof on our financial results and cash flows in any given period;
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
•the impact of our ESG or “sustainability” ratings on the decisions by clients, investors, potential clients and other parties with respect to our business, investments in us, our borrowing opportunities or the market for and trading price of our Class A common stock or Company debt securities, or other matters;
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

The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC, and future results or events could differ significantly from these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$143,343	$233,016
Restricted cash	89,932	79,936
Marketable securities	239	788
Loans held for sale, at fair value	616,420	138,345
Receivables, net	528,884	523,742
Other current assets (see Note 18)	106,237	100,188
Total current assets	1,485,055	1,076,015
Goodwill	769,167	705,894
Mortgage servicing rights, net	540,204	568,552
Loans, forgivable loans and other receivables from employees and partners, net	631,776	500,833
Right-of-use assets	605,230	638,592
Fixed assets, net	176,834	155,639
Other intangible assets, net	86,380	80,968
Other assets (see Note 18)	140,109	214,266
Total assets	$4,434,755	$3,940,759
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$609,457	$137,406
Accrued compensation	311,526	369,540
Accounts payable, accrued expenses and other liabilities (see Note 27)	544,154	511,584
Short-term debt	129,747	547,784
Payables to related parties	2,749	9,745
Total current liabilities	1,597,633	1,576,059
Long-term debt	475,000	—
Right-of-use liabilities	610,161	627,088
Other long-term liabilities (see Note 27)	238,256	196,197
Total liabilities	2,921,050	2,399,344
Commitments and contingencies (see Note 29)
Redeemable partnership interests	15,209	16,550
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 207,409,224 and 201,181,777 shares issued at September 30, 2023 and December 31, 2022, respectively, and 151,461,689 and 150,384,605 shares outstanding at September 30, 2023 and December 31, 2022, respectively	2,073	2,011
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at September 30, 2023 and December 31, 2022, convertible into Class A common stock	212	212
Additional paid-in capital	631,285	584,709
Retained earnings	1,135,347	1,145,006
Treasury stock at cost: 55,947,535 and 50,797,172 shares of Class A common stock at September 30, 2023 and December 31, 2022, respectively	(565,046)	(538,612)
Accumulated other comprehensive loss	(13,449)	(11,989)
Total stockholders’ equity	1,190,422	1,181,337
Noncontrolling interests	308,074	343,528
Total equity	1,498,496	1,524,865
Total liabilities, redeemable partnership interests, and equity	$4,434,755	$3,940,759

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Management services, servicing fees and other	$253,749	$222,379	$706,701	$689,183
Leasing and other commissions	203,268	219,903	600,185	631,681
Investment sales	94,707	131,731	244,304	492,898
Commercial mortgage origination, net	64,559	90,633	171,736	284,483
Total revenues	616,283	664,646	1,722,926	2,098,245
Expenses:
Compensation and employee benefits	371,250	388,903	1,046,531	1,198,104
Equity-based compensation and allocations of net income to limited partnership units and FPUs	29,548	44,088	84,805	102,974
Total compensation and employee benefits	400,798	432,991	1,131,336	1,301,078
Operating, administrative and other	140,930	121,382	406,738	395,882
Fees to related parties	6,244	7,301	20,863	20,878
Depreciation and amortization	41,463	44,359	122,327	118,758
Total operating expenses	589,435	606,033	1,681,264	1,836,596
Other income (loss), net	3,203	(128)	4,118	(101,432)
Income from operations	30,051	58,485	45,780	160,217
Interest expense, net	(7,542)	(7,281)	(24,727)	(24,074)
Income before income taxes and noncontrolling interests	22,509	51,204	21,053	136,143
Provision for income taxes	8,356	13,294	12,019	35,723
Consolidated net income	14,153	37,910	9,034	100,420
Less: Net income attributable to noncontrolling interests	4,206	9,946	3,007	23,572
Net income available to common stockholders	$9,947	$27,964	$6,027	$76,848
Per share data:
Basic earnings per share
Net income available to common stockholders	$9,947	$27,964	$6,027	$76,848
Basic earnings per share	$0.06	$0.16	$0.03	$0.42
Basic weighted-average shares of common stock outstanding	174,129	177,231	173,549	183,311
Fully diluted earnings per share
Net income for fully diluted shares	$14,075	$37,674	$8,293	$100,483
Fully diluted earnings per share	$0.06	$0.15	$0.03	$0.41
Fully diluted weighted-average shares of common stock outstanding	247,240	243,469	243,882	248,067
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consolidated net income	$14,153	$37,910	$9,034	$100,420
Foreign currency translation adjustments	(9,846)	(8,883)	(1,895)	(16,474)
Comprehensive income, net of tax	4,307	29,027	7,139	83,946
Less: Comprehensive income attributable to noncontrolling interests, net of tax	2,366	9,946	2,572	23,572
Comprehensive income available to common stockholders	$1,941	$19,081	$4,567	$60,374

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, July 1, 2023	$2,053	$212	$613,847	$—	$(549,617)	$1,130,645	$(5,443)	$303,514	$1,495,211
Consolidated net income	—	—	—	—	—	9,947	—	4,206	14,153
Foreign currency translation adjustments	—	—	—	—	—	—	(8,006)	(1,840)	(9,846)
Dividends to common stockholders	—	—	—	—	—	(5,245)	—	—	(5,245)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(440)	(440)
Grant of exchangeability, redemption and issuance of Class A common stock 2,014,382 shares	20	—	14,385	—	—	—	—	5,585	19,990
Contributions of capital to and from Cantor for equity-based compensation	—	—	(1,445)	—	—	—	—	(486)	(1,931)
Repurchase of 2,787,291 shares of Class A Common Stock	—	—	—	—	(15,429)	—	—	(3,480)	(18,909)
Restricted stock units compensation	—	—	4,498	—	—	—	—	1,015	5,513
Balance, September 30, 2023	$2,073	$212	$631,285	$—	$(565,046)	$1,135,347	$(13,449)	$308,074	$1,498,496

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2023	$2,011	$212	$584,709	$—	$(538,612)	$1,145,006	$(11,989)	$343,528	$1,524,865
Consolidated net income	—	—	—	—	—	6,027	—	3,007	9,034
Foreign currency translation adjustments	—	—	—	—	—	—	(1,460)	(435)	(1,895)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPUs, 422,646 units	—	—	—	—	—	—	—	1,760	1,760
Dividends to common stockholders	—	—	—	—	—	(15,686)	—	—	(15,686)
Purchase of noncontrolling interests	—	—	(3,462)	—	—	—	—	(18,484)	(21,946)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(32,179)	(32,179)
Grant of exchangeability, redemption and issuance of Class A common stock, 6,218,592 shares	62	—	39,554	—	—	—	—	14,580	54,196
Contributions of capital to and from Cantor for equity-based compensation	—	—	(1,902)	—	—	—	—	(535)	(2,437)
Repurchase of 5,141,508 shares of Class A Common Stock	—	—	—	—	(26,434)	—	—	(5,836)	(32,270)
Restricted stock units compensation	—	—	12,386	—	—	—	—	2,668	15,054
Balance, September 30, 2023	$2,073	$212	$631,285	$—	$(565,046)	$1,135,347	$(13,449)	$308,074	$1,498,496

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, July 1, 2022	$1,988	$212	$523,504	$1,572	$(440,444)	$1,121,150	$(9,116)	$322,136	$1,521,002
Consolidated net income	—	—	—	—	—	27,964	—	9,946	37,910
Foreign currency translation adjustments	—	—	—	—	—	—	(6,793)	(2,090)	(8,883)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/exchange of FPUs	—	—	—	—	—	—	—	—	—
Dividends to common stockholders	—	—	—	—	—	(5,358)	—	—	(5,358)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	5,882	5,882
Grant of exchangeability, redemption and issuance of Class A common stock, 691,844 shares	7	—	26,028	—	—	—	—	7,902	33,937
Contributions of capital to and from Cantor for equity-based compensation	—	—	(682)	—	—	—	—	(137)	(819)
Repurchase of 10,163,677 shares of Class A Common Stock	—	—	—	—	(86,936)	—	—	(18,329)	(105,265)
Restricted stock units compensation	—	—	4,714	—	—	—	—	994	5,708
Balance, September 30, 2022	$1,995	$212	$553,564	$1,572	$(527,380)	$1,143,756	$(15,909)	$326,304	$1,484,114

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2022	$1,940	$212	$487,447	$1,572	$(290,174)	$1,079,661	$(2,731)	$386,266	$1,664,193
Consolidated net income	—	—	—		—	76,848	—	23,572	100,420
Foreign currency translation adjustments	—	—	—	—	—	—	(13,178)	(3,296)	(16,474)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/exchange of FPUs, 208,276 units	—	—	—	—	—	—	—	863	863
Dividends to common stockholders	—	—	—	—	—	(12,753)	—	—	(12,753)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(54,024)	(54,024)
Grant of exchangeability, redemption and issuance of Class A common stock, 5,502,373 shares	55	—	57,022	—	—	—	—	15,161	72,238
Contributions of capital to and from Cantor for equity-based compensation	—	—	407	—	—	—	—	98	505
Repurchase of 23,217,195 shares of Class A Common Stock	—	—	—	—	(237,206)	—	—	(43,987)	(281,193)
Restricted stock units compensation	—	—	8,688	—	—	—	—	1,651	10,339
Balance, September 30, 2022	$1,995	$212	$553,564	$1,572	$(527,380)	$1,143,756	$(15,909)	$326,304	$1,484,114

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dividends declared per share of common stock	$0.03	$0.03	$0.09	$0.09
Dividends declared and paid per share of common stock	$0.03	$0.03	$0.09	$0.07
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$9,034	$100,420
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(54,789)	(98,378)
Depreciation and amortization	122,327	118,758
Provision for credit losses on the financial guarantee liability	3,405	588
Provision for doubtful accounts	(1,330)	5,538
Equity-based compensation and allocation of net income to limited partnership units and FPUs	84,805	102,974
Employee loan amortization	78,689	60,974
Deferred tax (benefit) provision	—	(94)
Non-cash changes in acquisition related earn-outs	381	1,173
Unrealized (gains)/losses on loans held for sale	550	36,271
Loss (income) from an equity method investment	(14,221)	(100)
Realized losses on marketable securities	—	7,470
Unrealized losses on marketable securities	548	80,413
Unrealized losses (gains) on non-marketable investments	—	13,944
Loan originations—loans held for sale	(5,253,690)	(5,803,501)
Loan sales—loans held for sale	4,775,065	5,858,850
Other	11,236	1,750
Consolidated net income (loss), adjusted for non-cash and non-operating items	(237,990)	487,050
Changes in operating assets and liabilities:
Receivables, net	23,444	59,518
Loans, forgivable loans and other receivables from employees and partners	(209,591)	(100,591)
Right-of-use asset	52,835	(1,743)
Receivable from related parties	—	8,262
Other assets	(13,440)	(53,238)
Accrued compensation	(90,918)	(102,376)
Right-of-use liability	(32,123)	11,713
Accounts payable, accrued expenses and other liabilities	28,841	(40,793)
Payables to related parties	(6,996)	(3,067)
Net cash provided by (used in) operating activities	(485,938)	264,735
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired and proceeds from divestitures	(99,885)	(64,247)
Proceeds from the sale of marketable securities	—	437,820
Proceeds from the exercise of redemption option	105,501	—
Purchase of marketable securities	—	(32)
Purchase of non-marketable investments	—	(2,723)
Purchases of fixed assets	(43,821)	(40,015)
Net cash provided by (used in) investing activities	(38,205)	330,803
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	5,253,690	5,803,501
Principal payments on warehouse facilities	(4,781,639)	(5,837,842)
Borrowing of debt	250,000	—
Repayment of debt	(195,000)	—
Repurchase agreements and securities loaned	—	(140,007)
Treasury stock repurchases	(32,270)	(281,193)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(31,655)	(74,713)
Dividends to stockholders	(15,686)	(12,753)
Payments on acquisition earn-outs	(983)	(6,453)
Deferred financing costs	(1,991)	(5,040)
Net cash provided by (used in) financing activities	444,466	(554,500)
Net increase (decrease) in cash and cash equivalents and restricted cash	(79,677)	41,038
Cash and cash equivalents and restricted cash at beginning of period	312,952	266,500
Cash and cash equivalents and restricted cash at end of period	$233,275	$307,538

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,359	$20,642
Taxes	$45,971	$86,513
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$57,688	$87,449

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

(1)    Organization and Basis of Presentation

Newmark Group, Inc., a Delaware corporation, was formed as NRE Delaware, Inc. on November 18, 2016. Newmark changed its name to Newmark Group, Inc. on October 18, 2017. Newmark Holdings, L.P. is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark Partners, L.P., the operating partnership. Newmark is a leading real estate adviser and service provider to large institutional investors, global corporations, and other owners and occupiers. Newmark offers a diverse array of integrated services and products designed to meet the full needs of our clients. Newmark’s investor/owner services and products include capital markets, which consists of investment sales and commercial mortgage brokerage (including the placement of debt, equity raising, structured finance, and loan sales on behalf of third parties), agency leasing, valuation and advisory, property management, business rates for U.K. properties, due diligence consulting and other advisory services, services related to the GSEs and FHA, including multifamily lending and loan servicing, and flexible workspace solutions for owners. Newmark’s occupier services and products include tenant representation leasing, GCS, which includes real estate, workplace and occupancy strategy, corporate consulting services, project management, lease administration and facilities management, business rates for U.K. properties, and flexible workspace solutions for occupiers. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

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

Exchangeable Preferred Partnership Units and Nasdaq Forward Contracts
On June 18, 2018 and September 26, 2018, Newmark OpCo issued approximately $175.0 million and $150.0 million of EPUs, respectively, in private transactions to RBC in the Newmark OpCo Preferred Investment. Newmark received $266.1 million of cash in 2018 with respect to these transactions. The EPUs were issued in four tranches and were separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock was subject to the SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represented equity ownership of a consolidated subsidiary of Newmark, they were included in “Noncontrolling interests” on the accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of changes in equity. The EPUs were entitled to a preferred payable-in-kind dividend, which was recorded as accretion to the carrying amount of the EPUs through Retained earnings on the accompanying unaudited condensed consolidated statements of changes in equity and were reductions to “Net income (loss) available to common stockholders” for the purpose of calculating EPS.

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

•23.2 million and 17.4 million compensatory limited partnership units, respectively, of Newmark Holdings and BGC Holdings held by the Company’s partners who were independent contractors were redeemed or exchanged. The Company also accelerated the payment of related withholding taxes to them with respect to their Newmark Holdings units. Independent contractors received one share of BGC Class A common stock for each redeemed non-preferred BGC Holdings unit or cash and are responsible for paying any related withholding taxes.

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

Master Repurchase Agreement
On August 2, 2021, Newmark OpCo entered into a Master Repurchase Agreement with CF Secured, pursuant to which Newmark could seek, from time-to-time, to execute short-term secured financing transactions. The Company, under this agreement, could seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, and agreed to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest. Pursuant to this agreement, as of December 31, 2021 the Company had 866,791 Nasdaq shares pledged in the amount of $182.0 million, against which Newmark received $140.0 million. The $140.0 million amount repaid to CF Secured is included in “Repurchase agreements and securities loaned” on the accompanying unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2022. There were no repurchase agreements and securities loaned in the condensed consolidated statements of cash flows for the nine months ended September 30, 2023.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such Exchange Ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of September 30, 2023, the Exchange Ratio equaled 0.9243.

On November 15, 2022, BGC Group, BGC Partners, and BGC Holdings, and other affiliated entities, entered into a corporate conversion agreement, which was amended as of March 29, 2023, in order to reorganize and simplify the organizational structure of the BGC entities by converting BGC Partners from an “Up-C” to a “Full C-Corporation” through the Corporate Conversion. On July 1, 2023, the Corporate Conversion was completed. As a result of the Corporate Conversion, BGC Group became the public holding company for, and successor to, BGC Partners, and its Class A common stock began trading on Nasdaq, in place of BGC Partners’ Class A common stock, under the ticker symbol “BGC.” Upon completion of the Corporate Conversion, the former stockholders of BGC Partners, Inc. and the former limited partners of BGC Holdings, L.P. now participate in the economics of the BGC businesses through BGC Group, Inc. There are no longer any BGC Holdings units outstanding.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by Newmark employees were redeemed or exchanged, in each case, for shares of BGC Class A common stock.

Redeemable Partnership Interests
Founding/Working Partners have limited partnership interests in Newmark Holdings. Newmark accounts for FPUs outside of permanent capital as “Redeemable partnership interests,” on the accompanying unaudited condensed consolidated balance sheets. This classification is applicable to FPUs because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer. On June 30, 2023, in connection with the Corporate Conversion, all FPUs of BGC Holdings were redeemed or exchanged. The Corporate Conversion had no impact on FPUs held by partners of Newmark Holdings.

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

Prior to the Separation, certain employees of both BGC and Newmark generally received limited partnership units in BGC Holdings. As a result of the Separation, these employees were distributed limited partnership units in Newmark Holdings equal to a BGC Holdings limited partnership unit multiplied by the Contribution Ratio. In addition, in the BGC Holdings Distribution, these employees also received additional limited partnership units in Newmark Holdings. Subsequent to the Separation, Newmark employees generally have been granted limited partnership units in Newmark Holdings. In connection with, or as a result of, the Corporate Conversion, LPUs in BGC Holdings held by Newmark employees were exchanged for BGC Class A common stock, and upon completion of the Corporate Conversion, there were no LPUs of BGC Holdings remaining. The Corporate Conversion had no impact on LPUs in Newmark Holdings held by BGC employees.

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

Certain of these limited partnership units held by Newmark employees entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards and are included on the accompanying unaudited condensed consolidated balance sheets as part of “Accrued compensation,” and in accordance with U.S. GAAP guidance, Newmark records compensation expense for the awards based on the change in value at each reporting date on the accompanying unaudited condensed consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

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

Exchangeable Preferred Limited Partnership Units
The EPUs were issued in four tranches and were separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the four tranches, respectively. As the EPUs represented equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the unaudited condensed consolidated statements of changes in equity. The EPUs were entitled to a preferred payable-in-kind dividend, which was recorded as accretion to the carrying amount of the EPUs through retained earnings on the accompanying unaudited condensed consolidated statements of changes in equity and are reductions to “Net income available to common stockholders” for the purpose of calculating EPS. (See Note 1 — “Organization and Basis of Presentation” for additional information). As of September 30, 2023 and December 31, 2022, there were no EPUs outstanding.

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC Class A common stock, prior to the Corporate Conversion, or shares of Newmark Class A common stock, and additional limited partnership interests may become exchangeable for Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued Compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of September 30, 2023 are exchangeable for 24.9 million shares of Newmark Class B common stock. Limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the Exchange Ratio at that time. As of September 30, 2023, the Exchange Ratio equaled 0.9243.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies,” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2022. There were no significant changes made to Newmark’s significant accounting policies during the three and nine months ended September 30, 2023.

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

Financial guarantee liability:
Newmark has adopted ASC 326 which impacted the expected credit loss reserving methodology for the financial guarantee liability provided under the Fannie Mae DUS and Freddie Mac TAH. The expected credit loss is modeled based on Newmark’s historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the three and nine months ended September 30, 2023, there was an increase in the CECL related provision of $0.8 million and $1.6 million, respectively. During the three and nine months ended September 30, 2022, there was an increase in the CECL related provision of $0.7 million and $0.6 million, respectively. The balance of the financial guarantee liabilities was $29.3 million and $27.7 million as of September 30, 2023 and December 31, 2022, respectively, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the three and nine months ended September 30, 2023, there was an increase (decrease) in the CECL related provision of $(0.5) million and $0.6 million, respectively. During the three and nine months ended September 30, 2022, there was an increase in the CECL related provision of $1.3 million and $5.3 million, respectively. The balance of the reserve was $21.5 million and $20.9 million, respectively, as of September 30, 2023 and December 31, 2022 and is included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units and from proceeds of the sales of the employees’ shares of our Class A common stock or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of September 30, 2023 and December 31, 2022, the balance of this reserve was $2.2 million and $1.4 million, respectively, and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets.

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

Segment and geographic information:

Segment Information
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management services, servicing fees and other	$253,749	$222,379	$706,701	$689,183
Leasing and other commissions	203,268	219,903	600,185	631,681
Investment sales	94,707	131,731	244,304	492,898
Commercial mortgage origination, net	64,559	90,633	171,736	284,483
Revenues	$616,283	$664,646	$1,722,926	$2,098,245
Geographic Information
The Company offers products and services in the U.S., U.K., Asia, Other Europe, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S.	$531,814	$616,469	$1,502,610	$1,958,077
U.K.	45,816	13,924	111,829	42,707
Other (1)	38,653	34,253	108,487	97,461
Revenues	$616,283	$664,646	$1,722,926	$2,098,245
(1) Other includes Asia, Other Europe and Other Americas.

(4)    Acquisitions

On March 10, 2023, Newmark completed the acquisition of Gerald Eve, a U.K. based real estate advisory firm.

For the nine months ended September 30, 2023, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisitions, and therefore adjustments to assets and liabilities may occur (in thousands):

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

The total consideration for the acquisition during the nine months ended September 30, 2023, was $113.0 million in total fair value comprising cash of $101.2 million and contingent consideration of $11.9 million. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $75.6 million, of which approximately $54.8 million is deductible by Newmark for tax purposes.

This acquisition was accounted for using the purchase method of accounting. The results of operations of the acquisitions have been included on the accompanying unaudited condensed consolidated financial statements subsequent to the respective dates of acquisition, which in aggregate contributed $64.4 million to Newmark’s revenues for the nine months ended September 30, 2023.

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

(5)    Earnings Per Share and Weighted-Average Shares Outstanding

U.S. GAAP guidance — Earnings (Loss) Per Share provides guidance on the computation and presentation of earnings (loss) per share. Basic EPS excludes dilution and is computed by dividing Net income available to common stockholders by the weighted-average number of shares of common stock outstanding and contingent shares for which all necessary conditions have been satisfied except for the passage of time. Net income (loss) is allocated to Newmark’s outstanding common stock, FPUs, limited partnership units and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). In addition, in relation to the Newmark OpCo Preferred Investment, the EPUs issued in June 2018 and September 2018 were entitled to a preferred payable-in-kind dividend which is recorded as accretion to the carrying amount of the EPUs and was a reduction to net income available to common stockholders for the calculation of Newmark’s basic EPS and fully diluted EPS.

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per share:
Net income available to common stockholders	$9,947	$27,964	$6,027	$76,848
Basic weighted-average shares of common stock outstanding	174,129	177,231	173,549	183,311
Basic earnings per share	$0.06	$0.16	$0.03	$0.42

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fully diluted earnings per share:
Net income available to common stockholders	$9,947	$27,964	$6,027	$76,848
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	4,128	9,710	2,266	23,635
Net income for fully diluted shares	$14,075	$37,674	$8,293	$100,483
Weighted-average shares:
Common stock outstanding	174,129	177,231	173,549	183,311
Partnership units (1)	71,125	61,501	68,658	58,899
RSUs (Treasury stock method)	1,463	2,604	1,193	3,809
Newmark exchange shares	523	2,133	482	2,048
Fully diluted weighted-average shares of common stock outstanding	247,240	243,469	243,882	248,067
Fully diluted earnings per share	$0.06	$0.15	$0.03	$0.41
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three and nine months ended September 30, 2023, 3.5 million and 4.8 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2022, 0.9 million and 0.9 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Redemptions

As of September 30, 2023, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock

Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares outstanding at beginning of period	152,234,598	160,002,640	150,384,605	168,272,371
Share issuances:
LPU redemption/exchange (1)	564,180	421,320	3,650,431	1,983,495
Issuance of Class A common stock for Newmark RSUs	380,755	297,266	1,652,903	1,686,307
Issuance of Class A common stock	1,069,447	—	1,069,447	1,767,736
Other	—	(26,742)	(154,189)	38,093
Treasury stock repurchases	(2,787,291)	(10,163,677)	(5,141,508)	(23,217,195)
Shares outstanding at end of period	151,461,689	150,530,807	151,461,689	150,530,807
(1)Because they were included in Newmark’s fully diluted share count, if dilutive, any exchange of LPUs into Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of September 30, 2023 and December 31, 2022, there were 21.3 million shares of Newmark Class B common stock outstanding.

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

From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three and nine months ended September 30, 2023, Newmark repurchased 2.8 million and 5.1 million shares of Class A common stock at an average price of $6.78 and $6.28. As of September 30, 2023, Newmark had $360.0 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark’s share repurchases for cash under the current program. The gross share repurchases of Newmark’s Class A common stock during the nine months ended September 30, 2023 were as follows (in thousands except shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2023 - March 31, 2023	—	—
April 1, 2023 - June 30, 2023	2,354,217	$5.68
July 2023	—	$—
August 2023	—	$—
September 2023	2,787,291	$6.78
Total Repurchases	5,141,508	$6.28	$360,000

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	September 30, 2023	December 31, 2022
Balance at beginning of period:	$16,550	$20,947
Income allocation	293	2,272
Distributions of income	(380)	(5,130)
Issuance and other	(1,254)	(1,539)
Balance at end of period	$15,209	$16,550

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

During the nine months ended September 30, 2023, Newmark had no remaining Nasdaq shares. During the three months ended March 31, 2022, Newmark sold all of its remaining 2,497,831 Nasdaq shares. The gross proceeds of the Nasdaq shares sold was $437.8 million for the nine months ended September 30, 2022. Newmark has no realized or unrealized gains (losses) on the mark-to-market of these securities for the nine months ended September 30, 2023. Newmark recorded realized losses on these securities of $7.5 million for the nine months ended September 30, 2022. Newmark recorded unrealized losses on these securities of $80.1 million for the nine months ended September 30, 2022. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations.

As of September 30, 2023 and December 31, 2022, Newmark had $0.2 million and $0.8 million, respectively, of marketable securities in other public entities included in “Marketable securities” on the accompanying unaudited condensed consolidated balance sheets. Newmark did not recognize any realized gains (losses) on the mark-to-market of marketable securities in other public entities for the three and nine months ended September 30, 2023 and 2022. Newmark recorded unrealized losses on the mark-to-market of marketable securities in other public entities of $0.1 million and $0.6 million for the three and nine months ended September 30, 2023, respectively, and Newmark did not record any unrealized gains (losses) on the mark-to-market of marketable securities in other public entities for the three and nine months ended September 30, 2022, respectively. Realized and unrealized gains on the mark-to-market of these shares are included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations.

(8)    Investments

Newmark had a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark had the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounted for this investment under the equity method of accounting. Newmark recognized equity income (loss) of $5.7 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively, and $14.2 million and $0.1 million for the nine months ended September 30, 2023 and 2022, respectively. Equity (loss) income is included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations. On July 20, 2022, Newmark exercised its redemption option. In

December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amended the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. Newmark exercised its redemption option and received payment of $105.5 million from Cantor during the three months ended September 30, 2023, terminating Newmark’s interest in Real Estate LP. The carrying value of this investment was $91.3 million as of December 31, 2022, included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

For the three and nine months ended September 30, 2023, Newmark recorded unrealized losses related to these investments of $0.0 million and $1.0 million, respectively. For the three and nine months ended September 30, 2022, Newmark recorded unrealized losses related to these investments of $1.3 million and $15.2 million, respectively. Newmark did not recognize any realized gains (losses) related to these investments for the three and nine months ended September 30, 2023 and 2022, respectively. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company did not make any new investments during the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, the Company invested $0.0 million and $2.7 million, respectively. The carrying values of these investments were $7.7 million and $8.7 million as of September 30, 2023 and December 31, 2022, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

(9)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of September 30, 2023 and December 31, 2022, Newmark had met all capital requirements. As of September 30, 2023 and December 31, 2022, the most restrictive capital requirement was the net worth requirement of Fannie Mae. Newmark exceeded the minimum requirement by $412.5 million and $433.4 million, respectively, as of September 30, 2023 and December 31, 2022.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. Management believes that, as of September 30, 2023 and December 31, 2022, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $1.3 million and $1.3 million as of September 30, 2023 and December 31, 2022, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	September 30, 2023	December 31, 2022
Cost Basis	$616,970	$137,633
Fair Value	616,420	138,345

As of September 30, 2023 and December 31, 2022, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of September 30, 2023 and December 31, 2022, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income on loans held for sale	$7,409	$7,180	$19,682	$17,286
Gains (losses) recognized on change in fair value on loans held for sale	3,937	(48,098)	(550)	(36,271)

(11)    Derivatives

Newmark accounts for its derivatives at fair value and recognizes all derivatives as either assets or liabilities on the accompanying unaudited condensed consolidated balance sheets. In its normal course of business, Newmark enters into commitments to extend credit for mortgage loans at a specific rate (rate lock commitments) and commitments to deliver these loans to third-party investors at a fixed price (forward sale contracts). In addition, Newmark had previously entered into the Nasdaq Forwards (see Note 1 — “Organization and Basis of Presentation”) that are accounted for as derivatives.

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	September 30, 2023			December 31, 2022
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$5,651	$2,431	$263,481	$3,181	$8,754	$140,697
Forward sale contracts	12,832	2,825	880,451	11,139	624	278,331
Total	$18,483	$5,256	$1,143,932	$14,320	$9,378	$419,028
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and forward sale contracts related to mortgage loans are reported as part of “Commercial mortgage origination, net” on the accompanying unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $0.3 million and $0.7 million of expenses for the three months ended September 30, 2023 and 2022, respectively, and $0.9 million and $0.9 million of expenses for the nine months ended September 30, 2023 and 2022, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Derivatives not designed as hedging instruments:
Rate lock commitments	Commercial mortgage origination, net	4,176	(4,104)	4,076	(9,271)
Rate lock commitments	Compensation and employee benefits	(298)	(679)	(856)	(903)
Forward sale contracts	Commercial mortgage origination, net	(10,407)	58,001	10,007	67,525
Total		$(6,529)	$53,218	$13,227	$57,351

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

(12)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues from contracts with customers:
Leasing and other commissions	$203,268	$219,903	600,185	$631,681
Investment sales	94,707	131,731	244,304	492,898
Mortgage brokerage and debt placement	24,479	41,792	60,955	138,407
Management services	192,877	163,831	533,142	530,220
Total	515,331	557,257	1,438,586	1,793,206
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	20,997	27,386	58,142	88,357
Loan originations related fees and sales premiums, net	19,083	21,455	52,639	57,719
Servicing fees and other	60,872	58,548	173,559	158,963
Total	$616,283	$664,646	$1,722,926	$2,098,245
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at September 30, 2023 and December 31, 2022 was $2.3 million and $2.9 million, respectively. For the three and nine months ended September 30, 2023, Newmark recognized revenue of $0.2 million and $1.7 million, respectively, that was recorded as deferred revenue in a previous period. For the three and nine months ended September 30, 2022, Newmark recognized revenue of $0.7 million and $2.5 million, respectively, that was recorded as deferred revenue in a previous period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, that have not yet been recognized as revenue as of September 30, 2023, that will be recognized as revenue in future periods over the life of the customer contracts, in accordance with ASC 606, are approximately $164.1 million. Over half of the remaining performance obligation as of September 30, 2023 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years as of September 30, 2023 are as follows (in thousands):

2023	$33,350
2024	77,324
2025	35,691
2026	13,119
2027	3,166
Thereafter	1,430
Total	$164,080

(13)    Commercial Mortgage Origination, Net

Commercial mortgage origination, net consists of the following activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fair value of expected net future cash flows from servicing recognized at commitment, net	$20,997	$27,386	$58,142	$88,357
Loan originations related fees and sales premiums, net	19,083	21,455	52,639	57,719
Mortgage brokerage and debt placement	24,479	41,792	60,955	138,407
Total	$64,559	$90,633	$171,736	$284,483

(14)     Mortgage Servicing Rights, Net

    The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Servicing Rights	2023	2022	2023	2022
Beginning Balance	$550,563	$577,948	$576,428	$563,488
Additions	23,170	26,752	54,789	98,378
Amortization	(29,830)	(29,793)	(87,314)	(86,959)
Ending Balance	$543,903	$574,907	$543,903	$574,907

Valuation Allowance
Beginning Balance	$(6,032)	$(9,268)	$(7,876)	$(13,186)
Decrease	2,333	321	4,177	4,239
Ending Balance	$(3,699)	$(8,947)	$(3,699)	$(8,947)
Net Balance	$540,204	$565,960	$540,204	$565,960

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Servicing fees	$38,035	$37,333	$112,652	$110,367
Escrow interest and placement fees	15,004	6,870	37,752	10,276
Ancillary fees	201	6,830	2,961	19,986
Total	$53,240	$51,033	$153,365	$140,629

 Newmark’s primary servicing portfolio as of September 30, 2023 and December 31, 2022 was $70.7 billion and $69.0 billion, respectively. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $1.7 billion at September 30, 2023 and December 31, 2022, respectively.

The estimated fair value of the MSRs as of September 30, 2023 and December 31, 2022 was $676.3 million and $667.6 million, respectively.

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

The discount rates used in measuring fair value for the nine months ended September 30, 2023 and year ended December 31, 2022 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $17.9 million and $35.1 million, respectively, as of September 30, 2023 and by $18.3 million and $35.7 million, respectively, as of December 31, 2022.

(15)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2022	$657,131
Acquisitions	50,756
Measurement period and currency translation adjustments	(1,993)
Balance, December 31, 2022	705,894
Acquisitions	75,638
Divestiture	(9,222)
Measurement period and currency translation adjustments	(3,143)
Balance, September 30, 2023	$769,167

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2022, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information). During the nine months ended September 30, 2023, the Company sold a previous acquisition and wrote off $9.2 million of goodwill.

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	September 30, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	16,097	(9,909)	6,188	2.2
Non-contractual customers	30,131	(16,602)	13,529	8.1
Non-compete agreements	12,318	(6,422)	5,896	4.6
Contractual customers	59,099	(16,966)	42,133	3.9
Other	4,551	(2,657)	1,894	10.9
Total	$138,936	$(52,556)	$86,380	4.6

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,893	(8,103)	4,790	2.4
Non-contractual customers	30,131	(14,995)	15,136	8.6
License agreements	4,981	(4,981)	—	—
Non-compete agreements	9,557	(5,113)	4,444	3.1
Contractual customers	48,257	(10,690)	37,567	5.7
Other	4,551	(2,260)	2,291	12.4
Total	$127,110	$(46,142)	$80,968	5.9

Intangible amortization expense for the three months ended September 30, 2023 and 2022 was $4.6 million and $3.5 million, respectively, and $12.6 million and $10.9 million for the nine months ended September 30, 2023 and 2022, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

    The estimated future amortization of definite life intangible assets as of September 30, 2023 was as follows (in thousands):

2023	$4,407
2024	17,407
2025	15,984
2026	12,530
2027	8,607
Thereafter	10,705
Total	$69,640

(16)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements, furniture and fixtures, and other fixed assets	$237,635	$207,020
Software, including software development costs	55,814	48,112
Computer and communications equipment	36,739	31,586
Total, cost	330,188	286,718
Accumulated depreciation and amortization	(153,354)	(131,079)
Total, net	$176,834	$155,639

Depreciation expense for the three months ended September 30, 2023 and 2022 was $10.2 million and $12.2 million, respectively, and $28.9 million and $27.3 million for the nine months ended September 30, 2023 and 2022, respectively. Newmark recorded an impairment charge of $1.0 million and $2.4 million for the three and nine months ended September 30, 2023, respectively. Newmark recorded $2.7 million and $3.5 million of impairment for the three and nine months ended September 30, 2022, respectively. The impairment charge is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

Capitalized software development costs for the three months ended September 30, 2023 and 2022 were $3.4 million and $7.1 million, respectively, and $9.7 million and $9.1 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization of software development costs totaled $0.7 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $2.0 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

(17)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from 1 to 12 years, some of which include options to extend the leases in 1 to 10 years increments for up to 10 years. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of September 30, 2023.

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

Total lease liability as of September 30, 2023 is $712.8 million. Of the total amount, $185.1 million of lease liability is within our flexible workspace business whereby the liability is in consolidated SPVs with only $36.6 million of guarantees and/or letters of credit with exposure to Newmark. In addition, Newmark has contracted future customer revenues and sub-lease income as of September 30, 2023 amounting to approximately $174.8 million.

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

Operating lease costs were $31.8 million and $31.9 million for the three months ended September 30, 2023 and 2022, respectively, and $100.2 million and $88.6 million for the nine months ended September 30, 2023 and 2022, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the nine months ended September 30, 2023 and 2022 included payments of $91.1 million and $81.4 million for operating lease liabilities, respectively. As of September 30, 2023 and December 31, 2022, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three months ended September 30, 2023 and 2022, Newmark had short-term lease expense of $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022, Newmark had short-term lease expense of $0.6 million and $0.9 million, respectively. For the three months ended September 30, 2023 and 2022, Newmark had sublease income of $0.8 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022, Newmark had sublease income of $2.3 million and $0.7 million, respectively. Newmark recorded a lease impairment charge of $3.5 million for both the three and nine months ended September 30, 2023. Newmark recorded a lease impairment charge of $2.6 million for both the three and nine months ended September 30, 2022.

The weighted-average discount rate as of September 30, 2023 and December 31, 2022 was 4.79% and 4.61%, respectively, and the remaining weighted-average lease term was 6.7 years and 7.0 years, respectively.

As of September 30, 2023 and December 31, 2022, Newmark had operating lease Right-of-use assets of $605.2 million and $638.6 million, respectively, and operating lease Right-of-use liabilities of $102.6 million and $96.9 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $610.2 million and $627.1 million, respectively, recorded in “Right-of-use liabilities,” on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended September 30, 2023 and 2022, was $40.4 million and $35.9 million, respectively, and $120.9 million and $107.9 million for the nine months ended September 30, 2023 and 2022, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2035. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

	September 30, 2023	December 31, 2022
2023	$32,405	$125,633
2024	131,953	127,996
2025	131,242	126,234
2026	126,059	121,596
2027	117,163	110,997
Thereafter	302,417	242,185
Total lease payments	841,239	854,641
Less: Interest	139,159	141,792
Present value of lease liability	$702,080	$712,849

(18)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Derivative assets	$18,483	$14,320
Prepaid expenses	39,198	40,393
Other taxes	25,595	21,988
Rent and other deposits	21,394	19,284
Other	1,567	4,203
Total	$106,237	$100,188

Other assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Deferred tax assets	$94,778	$94,689
Equity method investment	—	91,280
Non-marketable investments	7,691	8,688
Other tax receivables	17,625	6,683
Other	20,015	12,926
Total	$140,109	$214,266

(19)    Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises

Newmark uses its warehouse facilities and repurchase agreements to fund mortgage loans originated under its various lending programs. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC.

Newmark had the following lines available and borrowings outstanding (in thousands):

	Committed Lines	Uncommitted Lines	Balance at September 30, 2023	Balance at December 31, 2022	Stated Spread to One-Month SOFR	Rate Type
Warehouse facility due June 12, 2024 (1)	$450,000	$—	$—	$—	130 bps	Variable
Warehouse facility due June 12, 2024 (1)	—	300,000	—	—	130 bps	Variable
Warehouse facility due September 25, 2024	250,000	—	250,000	35,292	130 bps	Variable
Warehouse facility due September 25, 2024	—	150,000	25,015	—	130 bps	Variable
Warehouse facility due October 6, 2023 (2)	800,000	—	334,442	102,114	130 bps	Variable
Warehouse facility due October 6, 2023 (2)	—	600,000	—	—	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	—	—	115 bps	Variable
Total	$1,500,000	$1,450,000	$609,457	$137,406
(1)The warehouse line established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company’s Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of 1-month SOFR plus 180 bps. There were no outstanding draws under this sublimit as of September 30, 2023 and December 31, 2022.
(2)The warehouse line was renewed on October 6, 2023. The maturity date was extended to October 5, 2024.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of September 30, 2023 and December 31, 2022, respectively.

The borrowing rates on the warehouse facilities are based on short-term SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(20)    Debt

Debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022

6.125% Senior Notes	$129,747	$547,784
Short-term debt	$129,747	$547,784
6.125% Senior Notes	$420,000	$—
Credit Facility	$55,000	$—
Long-term debt	$475,000	$—
Total debt	$604,747	$547,784

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

On August 10, 2023, Newmark entered into a Delayed Draw Term Loan Credit Agreement to repay a portion of the principal and interest related to the Company’s $550.0 million aggregate principal amount of 6.125% Senior Notes. As of September 30, 2023, the Company had the intent and ability to repay at maturity $420.0 million of the 6.125% Senior Notes using the proceeds of the Delayed Draw Term Loan, which is included in “Long-term debt” on the accompanying unaudited condensed consolidated balance sheets. See further discussion in the “Delayed Draw Term Loan” section below.

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	September 30, 2023	December 31, 2022
Principal balance	$550,000	$550,000
Less: debt issue cost	157	1,120
Less: debt discount	96	1,096
Total	$549,747	$547,784

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$8,422	$8,740	$25,266	$26,204
Debt issue cost amortization	321	321	963	963
Debt discount amortization	339	318	1,000	938
Total	$9,082	$9,379	$27,229	$28,105

Delayed Draw Term Loan
On August 10, 2023, Newmark entered into a Delayed Draw Term Loan Credit Agreement, by and among the Company, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (as such terms are defined in the Delayed Draw Term Loan Credit Agreement), pursuant to which the Lenders have committed to provide to the Company a senior unsecured Delayed Draw Term Loan in an aggregate principal amount of $420.0 million, which may be increased, subject to certain terms and conditions, to up to $550.0 million. The Company intends to use the proceeds of the Delayed Draw Term Loan to repay a portion of the principal and interest of the Company’s $550.0 million aggregate principal amount of 6.125% Senior Notes due November 15, 2023. The Delayed Draw Term Loan will mature on the earlier of November 15, 2026 and three years from the initial funding date.

As set forth in the Delayed Draw Term Loan Credit Agreement, the Delayed Draw Term Loan will bear interest at a per annum rate equal to, at the Company’s option, either (a) Term SOFR for interest periods of one or three months (as selected by the Company) or upon the consent of all Lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by the Company, plus an applicable margin or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as established by the Administrative Agent, and (iii) Term SOFR plus 1.00%, in each case plus an applicable margin. The Company has not borrowed under the Delayed Draw Term Loan Credit Agreement. Upon funding, the applicable margin is expected to initially be 2.625% with respect to Term SOFR borrowings in (a) above and 1.625% with respect to base rate borrowings in (b) above. Depending on the Company’s credit ratings, the applicable margin will range, with respect to (x) Term SOFR borrowings, from 2.125% to 3.375% through and including August 10, 2024, and 2.5% to 3.875% thereafter; and (y) base rate borrowings, from 1.125% to 2.375% through and including August 10, 2024, and 1.5% to 2.875% thereafter.

The Delayed Draw Term Loan Credit Agreement contains financial covenants with respect to minimum interest coverage and maximum leverage ratio. The Delayed Draw Term Loan Credit Agreement also contains certain other customary affirmative and negative covenants and events of default. The covenants in the Delayed Draw Term Loan Credit Agreement are consistent with those within the Company’s existing $600.0 million Credit Facility, which matures on March 10, 2025 and remains available to the Company. As of September 30, 2023, there were no outstanding balances on the Delayed Draw Term Loan.

Debt Repurchase Program
On June 16, 2020, the Board and Audit Committee authorized a debt repurchase program for the repurchase by Newmark of up to $50.0 million of Newmark’s 6.125% Senior Notes and any future debt securities issued by the Company.

As of September 30, 2023, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

As of September 30, 2023, borrowings under the Credit Facility carried an interest rate of 6.92%, with a weighted-average interest rate of 5.65% for the nine months ended September 30, 2023. As of September 30, 2023, there were $55.0 million of borrowings under the Credit Facility, which were included in “Long-term debt” on the accompanying unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2023, there were $250.0 million of borrowings and $195.0 million of repayments. There were no borrowings under the Credit Facility as of December 31, 2022 or during the nine months ended September 30, 2022. Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$2,260	$—	$7,536	$—
Debt issue cost amortization	264	—	975	—
Unused facility fee	247	328	697	962
Total	$2,771	$328	$9,208	$962

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

At September 30, 2023, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $28.6 billion with a maximum potential loss of approximately $8.7 billion. At December 31, 2022, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $27.6 billion with a maximum potential loss of approximately $8.4 billion.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the three and nine months ended September 30, 2023, there were changes in the provision for expected credit losses of $0.8 million and $3.4 million, respectively. For the three and nine months ended September 30, 2022, there were changes in the provision for expected credit losses of $0.7 million and $0.6 million, respectively. A loan is considered to be delinquent once it is 60 days past due.

As of September 30, 2023, there was one loan in foreclosure that had an outstanding principal balance of $7.3 million, with a maximum loss exposure of $2.4 million. Proceeds from the liquidation of the asset is estimated to be approximately $7.5 million based on current estimate of fair value. Newmark’s share of the loss would approximate $0.5 million. During the nine months ended September 30, 2023, Newmark settled the loss on one credit risk loan for $1.2 million that was in foreclosure as of December 31, 2022 and wrote off $0.6 million of servicing advances.

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

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2022	$25,989
Provision for expected credit losses	1,740
Balance, December 31, 2022	27,729
Provision for expected credit losses	3,405
Credit loss settlement	(1,812)
Balance, September 30, 2023	$29,322

(22)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 21 — “Financial Guarantee Liability”). As of September 30, 2023, 20% and 12% of $8.7 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2022, 20% and 11% of $8.4 billion of the maximum loss was for properties located in California and Texas, respectively.

(23)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.1 billion and $1.0 billion, as of September 30, 2023 and December 31, 2022, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$239	$—	$—	$239
Loans held for sale, at fair value	—	616,420	—	616,420
Rate lock commitments	—	—	5,651	5,651
Forward sale contracts	—	—	12,832	12,832
Total	$239	$616,420	$18,483	$635,142
Liabilities:
Contingent consideration	—	—	20,056	20,056
Rate lock commitments	—	—	2,431	2,431
Forward sale contracts	—	—	2,825	2,825
Total	$—	$—	$25,312	$25,312

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$788	$—	$—	$788
Loans held for sale, at fair value	—	138,345	—	138,345
Rate lock commitments	—	—	3,181	3,181
Forward sale contracts	—	—	11,139	11,139
Total	$788	$138,345	$14,320	$153,453
Liabilities:
Contingent consideration	$—	$—	$8,343	$8,343
Rate lock commitments	—	—	8,754	8,754
Forwards sale contracts	—	—	624	624
Total	$—	$—	$17,721	$17,721

There were no transfers among Level 1, Level 2 and Level 3 for the three and nine months ended September 30, 2023 and 2022, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 rate lock commitments, forward sale contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of September 30, 2023
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,181	$5,651	$—	$(3,181)	$5,651	$5,651
Forward sale contracts	11,139	12,832	—	(11,139)	12,832	12,832
Total	$14,320	$18,483	$—	$(14,320)	$18,483	$18,483

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$8,343	$508	$12,189	$(984)	$20,056	$508
Rate lock commitments	8,754	2,431	—	(8,754)	2,431	2,431
Forward sale contracts	624	2,825	—	(624)	2,825	2,825
Total	$17,721	$5,764	$12,189	$(10,362)	$25,312	$5,764

	As of December 31, 2022
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,957	$3,181	$—	$(3,957)	$3,181	$3,181
Forward sale contracts	4,544	11,139	—	(4,544)	11,139	11,139
Total	$8,501	$14,320	$—	$(8,501)	$14,320	$14,320

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$12,338	$(1,893)	$6,226	$(8,328)	$8,343	$(1,893)
Rate lock commitments	2,836	8,754	—	(2,836)	8,754	8,754
Forward sale contracts	2,180	624	—	(2,180)	624	624
Total	$17,354	$7,485	$6,226	$(13,344)	$17,721	$7,485

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

September 30, 2023
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$20,056	Discount rate	7.9% - 10.2%	(1)	4.1%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.5%

Derivative assets and liabilities:
Forward sale contracts	$12,832	$2,825	Counterparty credit risk	N/A		N/A
Rate lock commitments	$5,651	$2,431	Counterparty credit risk	N/A		N/A

December 31, 2022
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$8,343	Discount rate	4.0% - 11.8%	(1)	5.1%
			Probability of meeting earnout and contingencies	75.0% - 100.0%	(1)	98.9%

Derivative assets and liabilities:
Forward sale contracts	$11,139	$624	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,181	$8,754	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of September 30, 2023 and December 31, 2022 was based on the acquired business’ projected future financial performance, including revenues.

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

The fair value of Newmark’s contingent consideration is based on the discount rate of the Company’s calculated-average cost of capital, as well as the probability of acquirees meeting earnout targets.

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2023 and December 31, 2022, the present value of expected payments related to Newmark’s contingent consideration was $20.1 million and $8.3 million, respectively (see Note 29 — “Commitments and Contingencies”). As of September 30, 2023 and December 31, 2022, the undiscounted value of the payments, assuming that all contingencies are met, would be $34.8 million and $30.9 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $7.7 million and $8.7 million, which was included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(25)    Related Party Transactions

(a)Service Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor. Allocated expenses were $6.2 million and $7.3 million for the three months ended September 30, 2023 and 2022, respectively, and $20.9 million and $20.9 million for the nine months ended September 30, 2023 and 2022, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

(b)Loans, Forgivable Loans and Other Receivables from Employees and Partners

Newmark has entered into various agreements with certain employees and partners whereby these individuals receive loans which may be either wholly or in part repaid from the distribution of earnings that the individuals receive on some or all of their limited partnership interests or from the proceeds of the sale of the employees’ shares of Newmark Class A common stock, or may be forgiven over a period of time. The forgivable portion of these loans is recognized as compensation expense over the life of the loans. From time to time, Newmark may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements.

As of September 30, 2023 and December 31, 2022, the aggregate balance of employee loans was $631.8 million and $500.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2023 and 2022 was $28.3 million and $21.4 million, respectively, and $78.7 million and $61.0 million for the nine months ended September 30, 2023 and 2022, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

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

(c)Transactions with Cantor Commercial Real Estate, L.P.

Newmark has a revenue-share agreement with CCRE, in which Newmark pays CCRE for referrals for leasing or other services. Newmark did not make any payments under this agreement to CCRE during the three and nine months ended September 30, 2023 and 2022. Newmark did not recognize revenue for the three and nine months ended September 30, 2023 and 2022, respectively, in connection with this revenue-share agreement.

In addition, Newmark has a loan referral agreement in place with CCRE, in which either party can refer a loan to the other. Newmark did not have any revenues from these referrals for the three and nine months ended September 30, 2023 and 2022, respectively. Such revenues are recognized in “Commercial mortgage origination, net” on the accompanying unaudited condensed consolidated statements of operations. These referral fees are net of the broker fees and commissions paid to CCRE.

Newmark did not purchase any primary servicing rights during the three and nine months ended September 30, 2023 and 2022. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.6 million, and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $2.1 million and $2.7 million for the nine months ended September 30, 2023 and 2022, respectively, which were included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

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

(ii) Rispoli Employment Agreement

On September 29, 2022, Michael Rispoli, Newmark’s Chief Financial Officer, entered into an employment agreement with Newmark OpCo and Newmark Holdings. In connection with the employment agreement, the Compensation Committee approved the following for Mr. Rispoli: (i) an award of 500,000 Newmark RSUs, divided into tranches of 100,000 RSUs each that vest on a seven-year schedule; and (ii) an award of 250,000 Newmark RSUs, divided into tranches of 50,000 RSUs each that vest on a seven-year schedule. A copy of the employment agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2022 and is described in detail therein.

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

On April 27, 2021, the Compensation Committee approved an additional monetization opportunity for Stephen Merkel, Chief Legal Officer: (i) 73,387 of Mr. Merkel’s 145,384 non-exchangeable Newmark Holdings PSUs were redeemed for zero, (ii) 19,426 of Mr. Merkel’s 86,649 non-exchangeable Newmark Holdings PPSUs were redeemed for a cash payment of $0.2 million, and (iii) 68,727 shares of Newmark Class A common stock were issued to Mr. Merkel. On the same day, the 68,727 shares of Newmark Class A common stock were repurchased from Mr. Merkel at $10.67 per share, the closing price of Newmark Class A common stock on that date, under the Company’s stock buyback program. The total payment delivered to Mr. Merkel was $0.8 million, less applicable taxes and withholdings.

On March 16, 2021, the Company redeemed 30,926 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel for zero and in connection therewith issued 28,962 shares of Newmark Class A common stock. On the same day, the Company repurchased these shares from Mr. Merkel at the closing price of Newmark Class A common stock of $11.09 per share under the Company’s stock buyback program. The total payment delivered to Mr. Merkel was $0.3 million, less applicable taxes and withholdings. The Compensation Committee approved these transactions.

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

The Retention Bonus Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the date of the Retention Bonus Agreement (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the date of the Retention Bonus Agreement. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Retention Bonus Agreement. Mr. Lutnick has purchased Newmark Class A common stock with the after-tax proceeds of the initial tranche of the bonus award. The Retention Bonus Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Retention Bonus Agreement) or (ii) an involuntary removal of Mr. Lutnick from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement, dated as of December 13, 2017, by and between Mr. Lutnick and the Company). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The Retention Bonus Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of Mr. Lutnick’s Change of Control Agreement do not apply to the bonus award. A copy of the Retention Bonus Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2021 and is described in detail under the heading “2021 Lutnick Award” in our proxy statement filed with the SEC on August 16, 2023.

On June 28, 2021, in connection with the 2021 Equity Event, the Newmark Compensation Committee approved the following for Mr. Lutnick: (i) the exchange of 279,725 exchangeable Newmark Holdings PSUs into 263,025 shares of Class A common stock of Newmark based on the then-current Exchange Ratio of 0.9403; and $1,465,874 associated with Mr. Lutnick’s non-exchangeable 193,530 Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) the conversion of 552,482.62 non-exchangeable Newmark Holdings PSUs with H-Rights into 552,482.62 non-exchangeable Newmark Holdings HDUs and redemption of such HDUs for their capital account of $7,017,000, paid in the form of Nasdaq shares issued at $177.11 per share (which was the Nasdaq closing price as of June 28, 2021); and $7,983,000 associated with Mr. Lutnick’s non-exchangeable Newmark Holdings PPSUs with H-Rights were redeemed and used for tax purposes; (iii) the exchange of 520,380 exchangeable BGC Holdings PSUs into 520,380 shares of Class A common stock of BGC Partners, and $1,525,705 associated with Mr. Lutnick’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; (iv) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of Class A common stock of BGC Partners; (v) the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs with H-Rights into 1,131,774 non-exchangeable BGC Holdings HDUs and $7,983,000 associated with Mr. Lutnick’s BGC Holdings PPSUs with H-Rights was redeemed and used for tax purposes in connection with the exercise of the BGC Holdings HDUs; and (vi) the issuance of 29,059 shares of Class A common stock of Newmark. In accordance with Mr. Lutnick’s right under his existing standing policy, and in connection with the 2021 Equity Event, upon the approval of the Newmark Compensation Committee: (i) 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy, were redeemed and 2,736,103 shares of Class A common stock of Newmark, based upon the then-current Exchange Ratio of 0.9403, were granted to Mr. Lutnick; and (ii) $8,798,546 associated with Mr. Lutnick’s rights under his existing standing policy was redeemed and used for tax purposes. See “Executive Compensation” in our proxy statement filed August 16, 2023 for additional information and definitions.

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

On June 28, 2021, the Compensation Committee approved the following for Mr. Gosin, the Company’s Chief Executive Officer: (i) the exchange of 1,531,061.84 exchangeable Newmark Holdings units (comprised of 1,438,597.37 exchangeable Newmark Holdings PSUs and 92,464.47 exchangeable Newmark Holdings APSUs) into 1,439,658 shares of Class A common stock of Newmark based upon the then-current Exchange Ratio of 0.9403; and $834,508 associated with Mr. Gosin’s exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) the conversion of 443,871.60 non-exchangeable Newmark Holdings PSUs with H-Rights into 443,871.60 non-exchangeable Newmark Holdings HDUs, and redemption of such HDUs, less any taxes and withholdings in excess of $5,362,452, paid in the form of Nasdaq shares issued at $177.11 per share (which was the Nasdaq closing price as of June 28, 2021); and $5,362,452 in connection with Mr. Gosin’s Newmark Holdings PPSUs with H-Rights was redeemed and used for tax purposes; (iii) the exchange of 3,348,706 exchangeable BGC Holdings units (comprised of 3,147,085 exchangeable BGC Holdings PSUs and 201,621 exchangeable BGC Holdings APSUs) into 3,348,706 shares of Class A common stock of BGC Partners; and $298,273 associated with Mr. Gosin’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; (iv) the conversion of 1,592,016 non-exchangeable BGC Holdings PSUs with H-Rights into 1,592,016 non-exchangeable BGC Holdings HDUs, and $1,129,499 associated with Mr. Gosin’s non-exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; and (v) the issuance of 12,500 shares of Class A common stock of Newmark.

Michael J. Rispoli, Chief Financial Officer

On June 28, 2021, the Compensation Committee approved the following for Mr. Michael Rispoli, the Company’s Chief Financial Officer: (i) the exchange of 23,124 exchangeable Newmark Holdings PSUs into 21,744 shares of Class A common stock of Newmark based on the then-current Exchange Ratio of 0.9403 and $208,407 associated with Mr. Rispoli’s exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) 6,000 non-exchangeable Newmark Holdings PSUs were redeemed and an aggregate of 5,642 restricted shares of Newmark were issued to Mr. Rispoli based upon the then-current Exchange Ratio of 0.9403, and $52,309 associated with Mr. Rispoli’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes; (iii) the conversion of 5,846.07 non-exchangeable Newmark Holdings PSUs with H-Rights into 5,846 non-exchangeable Newmark Holdings HDUs and the redemption of such HDUs, less any taxes and withholdings in excess of $60,750, paid in the form of Nasdaq shares issued at $177.11 per share (which was the Nasdaq closing price as of June 28, 2021); and $60,750 associated with Mr. Rispoli’s PPSUs with H-Rights was redeemed and used for tax purposes; (iv) the exchange of 36,985 exchangeable BGC Holdings PSUs into 36,985 shares of Class A common stock of

BGC, and $134,573 associated with Mr. Rispoli’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; and (v) the issuance of 383 shares of Class A common stock of Newmark.

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

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of December 31, 2022, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”). Newmark held a redemption option in which Real Estate LP would redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time.

Amendment of Real Estate LP Joint Venture Agreement, Payment of Administrative Fee and Exercise of Redemption Option
In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amended the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. Newmark exercised its redemption option and received payment of $105.5 million from Cantor during the three months ended September 30, 2023, terminating Newmark’s interest in Real Estate LP.

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

On March 28, 2019, Newmark filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of Newmark’s 6.125% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any of our affiliates, has any obligation to make a market in Newmark’s securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. Newmark does not receive any proceeds from market-making activities in these securities by CF&Co (or any of its affiliates). This registration statement expired in March 2022. On March 25, 2022, Newmark filed a new registration statement on Form S-3 to replace the one that was expiring.

Placement Agent Authorization with CF&Co

On August 8, 2023, the Audit Committee authorized Newmark to engage CF&Co as a non-exclusive placement agent on behalf of Newmark or its subsidiaries in connection with certain capital markets transactions (with the ability to also mandate certain third-party banks as additional advisors and co-placement agents alongside CF&Co), pursuant to customary terms and conditions, including percentage of proceeds, and provided the terms are no less favorable to Newmark than terms that an unaffiliated third-party investment bank would provide to Newmark in similar transactions.

(d)Other Related Party Transactions

On November 30, 2018, Newmark entered into the Cantor Credit Agreement. The Cantor Credit Agreement provides for each party to issue loans to the other party at the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1%. No amounts were outstanding as of September 30, 2023 and 2022.

Payables to related parties were $2.7 million and $9.7 million as of September 30, 2023 and December 31, 2022, respectively.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation,” Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 20 — “Debt.”

In January 2022, Cantor entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark. The deal was a six-month sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, Cantor paid all operating and tax expenses attributable to the lease. The sublease was amended to provide for a rate of $81,600 per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. In June 2023, the sublease was extended three months to September 30, 2023. Newmark received $0.2 million and $0.2 million from Cantor for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9243 as of September 30, 2023. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

As of September 30, 2023 there were 34,793 Founding Partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

First Amendment to Amended and Restated Agreement of Limited Partnership of Newmark Holdings

On March 10, 2023, Newmark Holdings entered into the LPA Amendment to the Newmark Holdings limited partnership agreement. The LPA Amendment revises certain restrictive covenants pertaining to the “Partner Obligations” and “Competitive Activity” provisions in the Newmark Holdings limited partnership agreement. Specifically, the LPA Amendment (i) reduces the length of the post-termination period during which a partner must refrain from soliciting or doing business with customers, soliciting employees, engaging in a “Competing Business” (as defined therein), or otherwise refraining from harming the partnership; and (ii) revises the scope of the non-compete provisions under the “Partner Obligations” and “Competitive Activity” provisions in the Holdings limited partnership agreement to cover “Competing Businesses” for which a partner performs the same or similar services as provided to a “Protected Affiliate” (as defined therein) and (a) involving a product, product line or type, or service of a “Protected Affiliate” within a specific geographic area, (b) involving a “Client” or a “Client Representative” (each as defined therein) of a Protected Affiliate, or (c) for which the disclosure of confidential information is likely to be inevitable. The LPA Amendment was approved by the Board of Directors and Audit and Compensation Committees.

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

(26)    Income Taxes

The accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of its U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings,” for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes.

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

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of September 30, 2023 and December 31, 2022, Newmark did not have any unrecognized tax benefits which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2023, Newmark has not accrued any tax-related interest and penalties.

(27)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable and accrued expenses	$265,997	$208,168
Outside broker payable	77,358	82,002
Payroll taxes payable	92,954	92,247
Corporate taxes payable	—	22,864
Derivative liability	5,256	9,378
Right-of-use liabilities	102,589	96,860
Contingent consideration	—	65
Total	$544,154	$511,584

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued compensation	$107,154	$95,770
Payroll and other taxes payable	68,285	59,380
Financial guarantee liability	29,322	27,729
Deferred rent	5,492	5,040
Contingent consideration	20,056	8,278
Other	7,947	—
Total	$238,256	$196,197

(28)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Equity Plan was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which $400.0 million were registered on Forms S-8 as of September 30, 2023. As of September 30, 2023, awards with respect to 90.5 million shares had been granted and 309.5 million shares were available for future awards under the Equity Plan. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The Exchange Ratio is the number of shares of Newmark Common Stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9243 as of September 30, 2023.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by Newmark employees were redeemed or exchanged, in each case, for shares of BGC Class A common stock.

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Issuance of common stock and exchangeability expenses	$19,121	$33,330	$53,601	$69,188
Allocations of net income to limited partnership units and FPUs (1)	3,076	4,875	3,439	12,808
Limited partnership units amortization	1,532	181	9,762	5,214
RSU amortization	5,819	5,702	18,003	15,764
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$29,548	$44,088	$84,805	$102,974
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Holdings Units	BGC Holdings Units
Balance, January 1, 2022	18,419,613	8,663,930
Issued	15,402,041	25,032
Redeemed/exchanged units	(2,934,984)	(3,169,063)
Forfeited units/other	(198,716)	(60,511)
Balance, December 31, 2022(1)	30,687,954	5,459,388
Issued	12,719,260	1,506
Redeemed/exchanged units	(1,999,907)	(5,459,895)
Forfeited units/other	(497,658)	(999)
September 30, 2023 (2)	40,909,649	—

Total exchangeable units outstanding(1):
December 31, 2022	7,861,359	2,654,749
September 30, 2023 (2)	10,853,868	—
(1)The Limited Partnership Units table above also includes partnership units issued as consideration for acquisitions. As of September 30, 2023, there were 3.2 million such partnership units in Newmark Holdings outstanding, of which 1.6 million units were exchangeable. As of December 31, 2022, there were 3.9 million such partnership units in Newmark Holdings outstanding, of which 1.5 million units were exchangeable, and 4.8 million such partnership units in BGC Holdings outstanding, of which 2.5 million were exchangeable.
(2)As of September 30, 2023, the total Limited Partnership Units included $2.0 million Newmark Preferred Units.

The Limited Partnership Units table above includes both regular and Preferred Units. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for further information on Preferred Units). Subsequent to the Spin-Off, there are remaining partners who hold limited partnership interests in Newmark Holdings who are BGC employees. Subsequent to the Spin-Off but prior to the closing of the Corporate Conversion, there were remaining partners who held limited partnership interests in BGC Holdings who are Newmark employees. These limited partnership interests represented interests that were held prior to the Newmark IPO or were distributed in connection with the Separation. Following the Newmark IPO, employees of Newmark and BGC received limited partnership interests in Newmark Holdings and BGC Holdings, respectively. As a result of the Spin-Off, as the existing limited partnership interests in Newmark Holdings held by BGC employees and the existing limited partnership interests in BGC Holdings held by Newmark employees were exchanged/redeemed, the related capital could be contributed to and from Cantor, respectively. The compensation expenses under GAAP related to the limited partnership interests are based on the company where the partner is employed. Therefore, compensation expenses related to the limited partnership interests of both Newmark and BGC but held by a Newmark employee were recognized by Newmark. However, the Newmark Holdings limited partnership interests held by BGC employees are included in the Newmark share count. The BGC Holdings limited partnership interests held by Newmark employees were included in the BGC share count until the Corporate Conversion.
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current Exchange Ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
BGC Holdings Units	11,404	23,451	127,960	114,570
Newmark Holdings Units	3,156,676	4,263,257	6,857,293	7,132,116
Total	3,168,080	4,286,708	6,985,253	7,246,686

Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings (prior to the Corporate Conversion) limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Issuance of common stock and exchangeability expenses	$19,121	$33,330	$53,601	$71,211

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Notional Value	$160,349	$144,045
Estimated fair value of the post-termination payout(1)	$50,699	$42,706
Outstanding limited partnership units in Newmark Holdings	16,700,196	14,277,213
Outstanding limited partnership units in Newmark Holdings - unvested	1,180,996	2,155,668
Outstanding limited partnership units in BGC Holdings	—	44,928
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

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to seven years from the grant date. Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Limited partnership units amortization	$1,532	$181	$9,762	$5,214

The grant of exchange rights of HDUs to Newmark employees are as follows (in thousands):

	September 30, 2023	December 31, 2022
Notional Value	$1,258	$8,189
Estimated fair value of limited partnership units (1)	$1,133	$8,065
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

During the three and nine months ended September 30, 2023, there was no compensation expense related to these limited partnership units held by Newmark employees.

During the three and nine months ended September 30, 2022, there was no compensation expense and ($2.0) million of compensation expense, respectively, related to these limited partnership units held by Newmark employees.

During the three and nine months ended September 30, 2023, Newmark employees were granted 5.2 million and 19.8 million N Units, respectively. During the three and nine months ended September 30, 2022, Newmark employees were granted 3.8 million and 9.9 million N Units, respectively. These units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income while they remain unvested. Upon vesting, which occurs if certain thresholds are met, the N Units are subsequently converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant. During the three and nine months ended September 30, 2023, 2.6 million and 8.9 million N Units, respectively, were converted into distribution earning limited partnership units. During the three and nine months ended September 30, 2022, 2.5 million and 7.4 million N Units, respectively, were converted into distribution earning limited partnership units.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2022	10,721,457	$8.30	$89,025	4.96	5,375	$3.85	$21	1.16
Granted	3,350,516	12.15	40,710		4,191	4.28	18
Settled units (delivered shares)	(2,464,570)	8.33	(20,526)		(2,638)	3.69	(10)
Forfeited units	(343,541)	10.11	(3,474)		—	—	—
Balance, December 31, 2022	11,263,862	$9.39	$105,735	4.75	6,928	$4.17	$29	1.62
Granted	3,621,408	6.89	24,960		—	—	—
Settled units (delivered shares)	(2,173,527)	8.99	(19,535)		(2,045)	4.05	(8)

Forfeited units	(229,000)	10.08	(2,309)		—	—	—
Balance, September 30, 2023	12,482,743	$8.72	$108,851	4.16	4,883	$4.22	$21	0.87
(1)Beginning January 1, 2018, Newmark began granting Newmark RSUs to Newmark employees with the awards vesting ratably over the two- to nine-year vesting period into shares of Newmark Class A common stock.
(2)    BGC RSUs generally vest over a two to three year period.

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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSU amortization	$5,819	$5,702	$18,003	$15,764

As of September 30, 2023, there was $101.9 million total unrecognized compensation expense related to unvested Newmark RSUs.

(29)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of September 30, 2023 and December 31, 2022, Newmark was committed to fund approximately $0.4 billion and $0.3 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2019 through the third quarter of 2023 with contingent consideration of $20.1 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(30)    Subsequent Events

On October 31, 2023, Newmark declared a qualified quarterly dividend of $0.03 per share payable on December 6, 2023 to Class A and Class B common stockholders of record as of November 22, 2023. The ex-dividend date will be November 21, 2023.

On November 8, 2023, Newmark provided notice to Bank of America, N.A., as Administrative Agent, to borrow the $420.0 million available under the Delayed Draw Term Loan Credit Agreement with the funds expected to be made available on or about November 14, 2023. The Company will use the proceeds of the Delayed Draw Term Loan draw to repay a portion of the maturing principal and interest of the Company's $550.0 million aggregate principal amount of 6.125% Senior Notes due November 15, 2023.

On November 8, 2023, Newmark provided notice to Bank of America, N.A., as Administrative Agent, to borrow $130.0 million under the Credit Facility with the funds expected to be made available on or about November 14, 2023.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2023 and 2022. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this report.

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

Our goal is to lead with our extraordinary talent, data, and analytics, which together allow us to provide the best of strategic and specialized advice. This combination enables our revenue-generating employees, including brokers, originators, and other customer-facing professionals, to be highly productive and to help clients increase their efficiency and profits while optimizing their real estate portfolios.

Newmark was founded in New York City in 1929, with an emphasis on local investor/owner and occupier services and became known for having dedicated, knowledgeable, and client-focused advisors/intermediaries. Our acquisition by Cantor Fitzgerald’s subsidiary BGC in 2011 and its subsequent investments in our business contributed to Newmark’s dramatic growth. This growth continued following our 2017 IPO. Between 2011 and 2022, we increased our total revenues by over 1,000%, or a CAGR of 25%. This improvement was greater than any of our publicly traded commercial real estate services peers listed in the U.S. or U.K. that reported revenues over this period.

We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the year ended December 31, 2022 and for the nine months ended September 30, 2023 we generated revenues of over $2.7 billion and $1.7 billion, respectively, primarily from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Business Environment

As discussed in greater detail in “Economic Outlook in the United States” and “Market Statistics,” transaction and investment volumes in the commercial real estate industry declined significantly from a year earlier in the three and nine months ended September 30, 2023 due to the rapid rise in interest rates. We gained market share in the U.S. in the third quarter, as our corresponding volumes decreased by meaningfully less than the commercial real estate industry as a whole. We expect industry volumes to begin to rebound once interest rates have stabilized.

We believe that during stressed or challenging times, our clients value having a strategic advisor like Newmark. We believe our partnership and collaboration with our clients during uncertain times has helped develop long lasting relationships and gain market share over time. Despite slower industry transactional activity levels thus far in 2023 versus record levels in 2021 and the first half of 2022, we continue to see strong client dialogue and engagement as owners and occupiers seek our advice with respect to executing on their strategic and real estate-focused objectives.

Institutional investors have accumulated near record amounts of undeployed real estate-focused capital, with Preqin estimating that there was approximately $406 billion of investible dry powder held by global closed-end funds at real estate focused institutions as of October 2023. This is in addition to the significant amount of real estate assets held by other types of investors and owners. According to the most recent data from MSCI, the overall size of the professionally managed global real estate investment market was $13.3 trillion in 2022, while the size of the overall investible market was $19.5 trillion. In addition, over $2.6 trillion of commercial and multifamily debt needs to be refinanced between 2023 and 2027, according to the MBA, with approximately $1.9 trillion of this due between 2023 and 2025. With the sharp increases in interest rates and capitalization rates, as well as the pullback in commercial real estate lending by banks and other traditional lenders, we believe a large and growing percentage of investors and owners will need to find alternative solutions, including via the growing share of loans we expect to be originated by alternative lenders such as private credit funds. We expect a significant portion of debt maturities to be resolved not only through refinancing, which should help our mortgage brokerage and origination businesses, but also through the kinds of more complex and sophisticated restructuring and recapitalization in which Newmark specializes. Our capital markets clients have sought and we believe will seek our counsel with respect to addressing their related investing and financing needs.

We believe factors such as these will drive strong levels of capital markets activity over the intermediate and long-term time horizons, even as volumes remain muted in the near-term. We expect our professionals to not only provide our clients with innovative capital markets solutions, but to offer integrated services from our experts across leasing, V&A, property management, and other areas of Newmark that can aid our customers. By using a collaborative and multidisciplinary approach, we can provide our clients with extensive industry and product expertise along regional, national, and increasingly global reach across a wide variety of property types.

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

We operate a leading capital markets business in the United States with a growing international presence. We have access to many of the world’s largest owners of commercial real estate, and we believe this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also supply investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE/FHA lender by loan origination volume and loan servicing portfolio size. In addition to our traditional servicing business, we acquired the remainder of Spring11 in the first quarter of 2023, which had recently launched an asset management and servicing business with a focus on bank, fund, and commercial mortgage-backed securities clients. The addition of this new business dramatically increased the size of Newmark’s limited servicing portfolio and overall servicing portfolio. As of September 30, 2023, our overall loan servicing portfolio was $176.6 billion (of which approximately 65% was limited servicing, 34% was higher margin primary servicing, and 1% was special servicing).

We believe that for the industry, commercial and multifamily loan servicers earn 40 to 50 basis points for Fannie Mae loans, 8 to 10 basis points on Freddie Mac, approximately 15 basis points for FHA/Ginnie Mae, and 1 to 3 basis points for special and/or primary limited servicing. Spring11’s limited servicing portfolio currently earns closer to the low end of the latter range, but is targeting higher fees over time as it adds more services. Our servicing portfolio provides a steady stream of income over the life of the serviced loans.

With respect to our overall business, our near-term goals include becoming number one in capital markets in the United States. This is partly because our investment sales and debt businesses have historically had a multiplier effect that drives outsized growth across many of our other businesses. When overall capital markets activity rebounds, we believe that our market share, revenues, and earnings can therefore outperform the industry across our suite of services. While the macroeconomic environment may be challenging in the short term, we remain excited about our market position and our future. We are also focused on increasing the percentage of our total revenues from our recurring and/or predictable businesses, such as servicing, V&A, GCS, and property management. Our goals also include increasing cross-selling opportunities with and between many of these businesses and our capital markets and leasing businesses. We expect this to create a virtuous circle that will produce growth trends over time.

Economic Outlook in the United States
Following a 2.2% contraction in 2020, U.S. gross domestic product expanded by 5.8% and 1.9%, respectively, in 2021 and 2022, according to the U.S. Department of Commerce. According to the most recent estimates from the same source, U.S. GDP expanded at annualized rates of 2.2%, 2.1%, and 4.9%, respectively, in the first, second, and third quarters of 2023. The most recent period’s GDP growth was driven by various factors, including increases in consumer spending, private inventory investment, exports, state and local government spending, federal government spending, and residential fixed investment, which was partly offset by a decrease in nonresidential fixed investment. Imports, which are a subtraction in the calculation of GDP, increased. Economists generally expect U.S. GDP to grow at levels below pre-pandemic levels from 2023 through 2025. For example, as of October 20, 2023, the Bloomberg consensus of economists was for real U.S. GDP to expand at respective annualized rates of 0.8%, 0.2%, and 0.5% in the fourth quarter of 2023 through the second quarter of 2024. The consensus is for real U.S. GDP to grow by 2.2% for all of 2023, and then by 1.0% in 2024 and 1.8% in 2025. For context, over the ten years ended December 31, 2019, real U.S. GDP grew at a CAGR of approximately 2.4% per year, measured in chain linked 2017 dollars.

According to the U.S. Bureau of Labor Statistics, the seasonally adjusted monthly average of non-farm payroll employment increased by 606 thousand, net, during 2021, which was the highest such figure since record keeping began. Based the same source, strong job growth continued in 2022, with monthly gains averaging 399 thousand on the same basis. Their current estimate is that 312 thousand, 201 thousand and 165 thousand jobs, respectively, were created per month in the first through third quarters of 2023. For context, this seasonally adjusted monthly figure averaged 141 thousand over the ten years ending December 31, 2019 and 399 thousand in 2022. The September 2023 U.S. unemployment rate (based on U-3) was 3.8%, versus 3.5% a year earlier, and thus ended the quarter at just above the 3.5% rate in February 2020. In comparison, the last time the U.S. unemployment rate was consistently near these low levels was 1969, when unemployment reached 3.4%. The Bloomberg consensus is for U-3 to rise modestly in 2024 and 2025, but to remain below 4.5%.

The ten-year Treasury yield increased by approximately 73 basis points quarter on quarter and 74 basis points year-on-year to 4.6% as of September 30, 2023. Ten-year Treasury yields still remained below their 50-year average of just under 6.0%, despite the recent increase. On September 22, 2023 and November 2, 2022, the FOMC announced two separate increases to the upper bound of their target range for the federal funds rate of 75 basis points each, in order to curb inflation. The FOMC increased the upper bound by another 50 basis points in December of 2022, and then by 25 basis points each in February 2023, March 2023, May 2023, and July 2023. The FOMC has kept the rate unchanged since the last increase.

The FOMC said in June of 2023 that it expected to raise the target range twice more in 2023 (including the July increase) in order to return annual inflation to its long-term goal of 2% over time. However, Chair Jerome Powell suggested in November of 2023 that the central bank was edging closer to the end of its rate-hiking campaign. He noted that the market had driven various longer-term rates high enough that it could help lower inflation without necessarily requiring further rate hikes from the FOMC. The FOMC has previously stated that it plans to continue reducing the $7.9 trillion portfolio of securities it holds (as of October 25, 2023), including long-term agency mortgage-backed securities and U.S. Treasuries. These securities were purchased as part of the Federal Reserve’s quantitative easing program designed to hold down long-term interest rates, and the FOMC previously indicated that a maximum of $60 billion in Treasury purchases and $35 billion in mortgage-backed securities purchases would be allowed to roll off, phased in over three months starting June 1, 2022. Although the Federal Reserve’s balance sheet increased in March of 2023 due to its emergency loans to banks as a result of the recent failures of First Republic Bank, Silicon Valley Bank and Signature Bank, the balance sheet again decreased from April onwards. In a recent press conference, Mr. Powell said that the FOMC is not considering changing the pace of its balance sheet runoff. In April of 2023, the New York Federal Reserve Bank predicted that the central bank’s holdings will fall to $6 trillion by the middle of 2025. Holdings are then expected to grow to maintain balance with the growth of the economy and grow back up to $7.2 trillion by 2030.

U.S. inflation measures have gradually declined since 2022. The consumer-price index for September 2023 rose by 3.7% year-over-year, which was lower than the respective 5.0% and 8.2% figures from six months and one year earlier, and a significant improvement versus the recent peak of 9.1% observed in June 2022. As a result, economists generally expect long-term U.S. interest rates to stabilize or decline slightly over the next few quarters, but to remain below the long-term historical averages for the foreseeable future (as discussed above). For example, the most recent Bloomberg consensus was for the ten-year Treasury yield to be approximately 4.5%, 4.3%, 4.1%, and 3.8% by the ends of the fourth quarter of 2023, the first quarter of 2024, the second quarter of 2024, and calendar year 2024, respectively. In comparison, this rate was approximately 4.6% as of the end of the third quarter of 2023.

While short-term yields are expected to be considerably above where they were compared with low levels seen for most of the period from the end of 2008 through early 2022, they are expected to stabilize and gradually fall from more recent levels. For context, the upper bound of the Fed Funds Target rate averaged 0.64% from December 31, 2008 through February 28, 2022, and was 5.50% as of November 2, 2023. The Bloomberg consensus is for this target rate to be 5.55%, 5.50%, 5.25%, and 4.45%, respectively, by the ends of the fourth quarter of 2023, the first quarter of 2024, the second quarter of 2024, and calendar year 2024. Following the most recent FOMC meeting, the Treasury futures market indicated that traders expect roughly similar short term U.S. rates over the near-term. As of November 2, 2023, CME Fed Fund Futures implied rates of approximately 5.4% after the December 13, 2023 FOMC meeting, gradually falling to 4.4% by the January 29, 2025 meeting. For additional context, the upper bound of the Fed Funds Target rate averaged 4.91% and 3.11% over the 50 and 25 years ended December 31, 2022, respectively.

Market Statistics

According to CoStar, new U.S. office leasing activity on a square foot basis was down 17% in the trailing twelve months ended September 30, 2023 compared with its 2015-2019 average. Based on their analysis of CoStar data, Wolfe Research estimates that overall U.S. leasing volumes and U.S. office leasing volumes were down by approximately 21% and 23% year-on-year, respectively, in the third quarter of 2023. In comparison, our year-over-year revenues from leasing and other commissions declined 7.6% and 5.0%, respectively, in the three and nine months ended September 30, 2023. Newmark’s leasing strength continued to outpace the industry for the third quarter in a row, led by our strong industrial performance, which offset declines with respect to office. The large majority of our outperformance was organic. The Company continues to benefit from our investments in industrial and retail brokerage, as our leasing revenues for these two property types together over the trailing 12 months have increased by approximately 45% versus full year 2019.

While the overall office market remains challenging, we are starting to see increased demand in certain markets, led by ongoing return to work plans, as well as new demand driven by companies investing in artificial intelligence and by law firms. The Kastle Barometer, which measures daily occupancy in ten large U.S. cities versus pre-pandemic levels, increased to 50% as of October 4, 2023 versus 47% a year earlier. Other measures generally show in-person attendance increasing. According to the Freespace Index, the proportion of those attending in person rose to 67% of 2019 levels in the Americas year-on-year in September of 2023 compared with 61% a year earlier. Freespace also reports that attendance increased to 65% of 2019 levels from 55% over the same timeframe across locations they track in Europe, the Middle East, and Africa, and from 62% to 69% percent in the Asia-Pacific region. Our management services, leasing and capital markets professionals are actively collaborating with clients to repurpose underutilized spaces and assets, including with respect to conversion of obsolete office or retail properties.

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

According to preliminary estimates from CoStar, value-weighted prices for U.S. commercial real estate declined by 9.1% over the twelve months ended September 30, 2023. This was the 18th consecutive year-on-year slowdown as measured by this monthly index, with hospitality, retail and industrial prices declining by less than average, while multifamily and office prices declined by more than average. Separately, RCA’s preliminary U.S. investment sales figures indicate that Newmark outperformed the industry by approximately 19 percentage points in in the third quarter of 2023, because industry volumes declined by 53% year-on-year while they report Newmark’s U.S. volumes are down by 34%. We have gained considerable market share over time. Our Americas investment sales volumes (which are overwhelmingly generated in the U.S.) were up by nearly 80% over the trailing twelve months ended September 30, 2023 versus 2015, while RCA’s U.S. volumes decreased by 26% over the same timeframe. Given our continued investment in hiring talented professionals, we expect to continue gaining market share over time.

We have also gained market share in our commercial mortgage origination businesses. Newmark’s total debt volumes were down by approximately 43% in the third quarter of 2023 versus the prior year period, while Newmark Research estimates that overall U.S. commercial and multifamily originations declined by as much as 51%, based on their analysis of preliminary RCA lending data. Newmark’s GSE/FHA loan origination volumes, which are a subset of our total debt figures, are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volume decreased by approximately 22% in the nine months ended September 30, 2023 compared with a year earlier, per the GSEs. In comparison, Newmark’s GSE/FHA origination volumes were down by 9% over the same period. Certain GSE multifamily volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by the MBA or by Newmark and its competitors by 30 to 45 days. We believe that we have meaningfully outperformed the industry in total debt over the last several years. According to data or estimates from RCA, the MBA, and Newmark Research, U.S. debt originations have declined by 9% between 2015 and the trailing twelve months ended September 30, 2023. Over the same timeframe, Newmark grew its total debt volumes (which are almost entirely generated in the U.S.) by nearly 210%.

Given the recent increase in interest rates and recent pullback in lending by banks discussed above, we anticipate overall U.S. investment sales and mortgage brokerage volumes to decline year-on-year through at least the first half of 2024, and that volumes will begin to rebound when benchmark interest rates begin to stabilize. When this happens, we expect our higher margin capital markets platform to drive Newmark’s strong revenue and earnings growth. We also think that the current market conditions have created an opportunity for us to solidify our position as the platform of choice for many of the real estate industry’s top professionals. While the macroeconomic environment may be challenging in the short-term, we remain excited about our market position and our future.

Financial Overview

Revenues
We generally derive revenues from the following four sources:
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
•Investment Sales. Our investment sales business specializes in the arrangement of acquisitions and dispositions of commercial properties, as well as providing other related services.
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

Certain of our employees have been awarded preferred partnership units in Newmark Holdings and, prior to the Corporate Conversion, BGC Holdings. Each quarter, the net profits of Newmark Holdings and BGC Holdings are or were allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation, which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units in Newmark Holdings. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into our Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in our fully diluted share count. The quarterly allocations of net income on Preferred Units are also reflected in compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying unaudited condensed consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocation of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. In addition, Preferred Units are granted in connection with the grant of certain limited partnership units, such as PSUs, that may be granted exchangeability to cover the withholding taxes owed by the unit holder upon such exchange. This is an acceptable alternative to the common practice among public companies of issuing the gross number of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes.

We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans, which may be either wholly or in part repaid from the distribution earnings that the individual receives on their limited partnership interests or from the proceeds of the sales of the employees’ shares of our Class A common stock. The forgivable portion of these loans is recognized as compensation expense over the service period.

From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. (See Note 28 — “Compensation” and Note 29 — “Commitment and Contingencies,” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

(iii) Other Income (loss), Net
Other income (loss), net is comprised of the gains associated with the Nasdaq Earn-out shares related to the Nasdaq Monetization Transactions and the movements related to the impact of any realized and unrealized cash and non-cash mark-to-market gains or losses related to the Nasdaq shares held, and the Nasdaq Forwards. Additionally, other income includes gains (losses) on cost and equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, and the mark-to-market gains or losses on the non-marketable investments.

(iv) Provision for Income Taxes
We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings,” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) rather than the partnership entity. Our accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes.

Business Mix and Seasonality

Our pre-tax margins are affected by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole, and margins from originating GSE/FHA loans, which are included in “Commercial mortgage origination, net” in our consolidated statement of operations, tend to be lower, as we retain rights to service loans over time, and because this item includes non-cash GAAP gains attributable to OMSRs, which represent the fair value of expected net future cash flows from servicing recognized at commitment, net. Investment sales and mortgage brokerage transactions tend to have higher pre-tax margins than leasing transactions. Pre-tax earnings margins on our property management and parts of our other GCS businesses are at the lower end of margins for the overall Company because they include some revenues that equal their related expenses. These revenues represent fully reimbursable compensation and non-compensation costs and may be referred to as “pass through revenues.”

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

Independent Business Partners

In certain smaller U.S. and international markets in which we do not maintain Newmark-owned offices, we have agreements in place to operate on a collaborative and cross-referral basis with select independently-owned offices in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independent offices are referred to as “business partners.” These business partners may use some variation of our branding in their names and marketing materials. These agreements typically take the form of multi-year contracts, and provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. While we do not derive a significant portion of our revenue from these relationships, they do enable us to seamlessly provide service to our mutual clients. These business partners give our clients access to local brokerage professionals, research, and commercial real estate services in locations where the Company does not have a physical presence. The discussion of our financial results and other metrics reflects only the business owned by us and does not include the results for business partners.

Accelerated Nasdaq Earn-out and the 2021 Equity Event

On June 25, 2021, Nasdaq closed the sale of its U.S. fixed income business, which accelerated Newmark’s receipt of 5,278,011 Nasdaq shares, which were worth $927.9 million as of June 30, 2021. In addition, Newmark received 944,329 shares of Nasdaq, which it used to settle the 2021 and 2022 Nasdaq Forwards. This settlement, which occurred on July 2, 2021, resulted in $166.0 million of the Company’s liabilities being extinguished. Newmark’s “Other income (loss), net” includes gains and losses related to these shares. See “Nasdaq Monetization Transactions,” “Exchangeable Preferred Partnership Units and Forward Contracts,” and “Acceleration of Nasdaq Earn-out” for more information on the Nasdaq Earn-out and a description of the Nasdaq Forwards.

Contemporaneously with the Nasdaq Earn-out acceleration, the Compensation Committee approved a plan to expedite the tax deductible exchange and redemption of a substantial number of compensatory limited partnership units held by partners of the Company in the 2021 Equity Event. These charges, along with the use of certain net deferred tax assets offset a significant percentage of the Company’s taxes related to the accelerated Nasdaq Earn-out. Inclusive of subsequent mark-to-market gains, Newmark recorded cumulative proceeds of $1,203.1 million in 2021 with respect to the Nasdaq Earn-out and $444.6 million of tax deductible GAAP compensation charges related to the 2021 Equity Event in the same year. See “2021 Equity Event and Share Count Reduction” for additional details. Between June 30, 2021, and March 31, 2022, the Company sold 100% of these Nasdaq shares, which contributed to gains in the second through fourth quarters of 2021 and a loss of $87.6 million in the first quarter of 2022.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management services, servicing fees and other	$253,749	41.2%	$222,379	33.5%	$706,701	41.0%	$689,183	32.8%
Leasing and other commissions	203,268	33.0	219,903	33.1	600,185	34.8	631,681	30.1
Investment sales	94,707	15.4	131,731	19.8	244,304	14.2	492,898	23.5
Commercial mortgage origination, net	64,559	10.5	90,633	13.6	171,736	10.0	284,483	13.6
Total revenues	616,283	100.0	664,646	100.0	1,722,926	100.0	2,098,245	100.0
Expenses:
Compensation and employee benefits	371,250	60.2	388,903	58.5	1,046,531	60.7	1,198,104	57.1
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	29,548	4.8	44,088	6.6	84,805	4.9	102,974	4.9
Total compensation and employee benefits	400,798	65.0	432,991	65.1	1,131,336	65.7	1,301,078	62.0
Operating, administrative and other	140,930	22.9	121,382	18.3	406,738	23.6	395,882	18.9
Fees to related parties	6,244	1.0	7,301	1.1	20,863	1.2	20,878	1.0
Depreciation and amortization	41,463	6.7	44,359	6.7	122,327	7.1	118,758	5.7

Total operating expenses	589,435	95.6	606,033	91.2	1,681,264	97.6	1,836,596	87.5
Other income/(loss), net	3,203	0.5	(128)	—	4,118	0.2	(101,432)	(4.8)
Income/(loss) from operations	30,051	4.9	58,485	8.8	45,780	2.7	160,217	7.6
Interest expense, net	(7,542)	(1.2)	(7,281)	(1.1)	(24,727)	(1.4)	(24,074)	(1.1)
Income/(loss) before income taxes and noncontrolling interests	22,509	3.7	51,204	7.7	21,053	1.2	136,143	6.5
Provision for income taxes	8,356	1.4	13,294	2.0	12,019	0.7	35,723	1.7
Consolidated net income/(loss)	14,153	2.3	37,910	5.7	9,034	0.5	100,420	4.8
Less: Net income/(loss) attributable to noncontrolling interests	4,206	0.7	9,946	1.5	3,007	0.2	23,572	1.1
Net income/(loss) available to common stockholders	$9,947	1.6%	$27,964	4.2%	$6,027	0.3%	$76,848	3.7%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$19,121	3.1%	$33,330	5.0%	$53,601	3.1%	$69,188	3.3%
Allocations of net income to limited partnership units and FPUs	3,076	0.5	4,875	0.7	3,439	0.2	12,808	0.6
Limited partnership units amortization	1,532	0.2	181	—	9,762	0.6	5,214	0.2
RSU amortization	5,819	0.9	5,702	0.9	18,003	1.0	15,764	0.8
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$29,548	4.8%	$44,088	6.6%	$84,805	4.9%	$102,974	4.9%

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

Revenues
Management Services, Servicing Fees and Other
Management services, servicing fees and other revenues increased by $31.4 million, or 14.1%, to $253.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The growth was led by the addition of Gerald Eve, growth from Newmark’s high margin servicing business, and organic improvement in GCS revenues.

Leasing and Other Commissions
Leasing and other commissions revenues decreased by $16.6 million, or 7.6%, to $203.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Our results outpaced 15% to 20% declines in industry-wide leasing activity, reflecting Newmark’s strength in industrial and retail.

Investment Sales
Investment sales revenues decreased by $37.0 million, or 28.1%, to $94.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Our results outpaced a 53% year-over-year decrease in U.S. industry-wide investment sales volumes for the quarter (according to RCA).

Commercial Mortgage Origination, Net
Commercial mortgage origination activities, net decreased by $26.1 million, or 28.8%, to $64.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Newmark Research estimates that overall U.S. commercial and multifamily originations declined by as much as 51%, based on its analysis of preliminary RCA lending data.

Expenses
Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $17.7 million, or 4.5%, to $371.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily a result of lower variable compensation related to commission-based revenues, partially offset by expenses related to acquired companies and the addition of revenue-generating professionals.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $14.5 million, or 33.0%, to $29.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $19.5 million, or 16.1%, to $140.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase in these non-compensation expenses included a $9.8 million rise in pass through costs that equaled their related revenues. Additionally, the change in non-compensation expenses reflects an $11.4 million increase in costs related to acquired companies and other non-compensation items tied to incremental revenues that were largely offset by cost-savings initiatives.

Fees to Related Parties
Fees to related parties were $6.2 million for the three months ended September 30, 2023 compared to $7.3 million for the three months ended September 30, 2022.

Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2023 decreased by $2.9 million, or 6.5%, to $41.5 million compared to the three months ended September 30, 2022 due primarily to a $0.3 million MSR valuation allowance credit in the three months ended September 30, 2022 compared to a $2.3 million MSR valuation allowance credit in the three months ended September 30, 2023.

Other Income (loss), Net
Other income (loss), net of $3.2 million in the three months ended September 30, 2023 was primarily due to net realized gains on equity method investments offset by a loss from the disposition of certain assets.

Other income (loss), net in the three months ended September 30, 2022 was primarily related to $0.1 million of mark-to- market losses on marketable investments.

Interest Expense, Net
Interest expense, net increased by $0.3 million, or 3.6%, to $7.5 million during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Provision for Income Taxes
Provision for income taxes decreased by $4.9 million, or 37.1%, to $8.4 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This decrease was primarily driven by lower pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests decreased by $5.7 million, or 57.7%, to $4.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Revenues

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased by $17.5 million, or 2.5%, to $706.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The growth was led by the addition of Gerald Eve, growth from Newmark’s high margin servicing business, and organic improvement in GCS revenues, partially offset by lower pass through revenues.

Leasing and Other Commissions
Leasing and other commission revenues decreased by $31.5 million, or 5.0%, to $600.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Our results outpaced 15% to 20% declines in industry-wide leasing activity, reflecting Newmark’s strength in industrial and retail.

Investment Sales
Investment sales revenue decreased by $248.6 million, or 50.4%, to $244.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This primarily compares to a 55% year-over-year decrease in U.S. industry-wide investment sales volumes year to date (according to RCA).

Commercial Mortgage Origination, Net
Commercial mortgage origination activities, net decreased by $112.7 million, or 39.6%, to $171.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to lower industry-wide commercial and multifamily origination volumes, which Newmark Research estimates have declined by over 50% year to date, based on their analysis of MBA data and preliminary RCA lending data.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $151.6 million, or 12.7%, to $1,046.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was due to lower variable compensation related to commission-based revenues, partially offset by acquisitions and new revenue generating professionals.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs decreased by $18.2 million, or 17.6%, to $84.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $10.9 million, or 2.7%, to $406.7 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 due primarily to higher warehouse interest and fee expense and asset impairments.

Fees to Related Parties
Fees to related parties were $20.9 million for the nine months ended September 30, 2023, flat compared to the nine months ended September 30, 2022.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2023 increased by $3.6 million, or 3.0%, to $122.3 million compared to the nine months ended September 30, 2022 due to increased fixed asset depreciation of $5.2 million.

Other Income (loss), Net
Other income (loss), net of $4.1 million in the nine months ended September 30, 2023 was primarily due to net realized gains on equity method investments offset by a loss from the disposition of certain assets.

Other income (loss), net of $101.4 million in the nine months ended September 30, 2022 was primarily due to realized and unrealized losses from the sale of Nasdaq shares and mark-to-market losses on non-marketable investments.

Interest Expense, Net
Interest expense, net increased by $0.7 million, or 2.7%, to $24.7 million during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Provision for Income Taxes
Provision for income taxes decreased by $23.7 million, or 66.4%, to $12.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. This decrease was primarily driven by lower pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests decreased by $20.6 million, to $3.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Financial Position, Liquidity and Capital Resources
Overview
The primary source of liquidity for our business is the cash on our balance sheet, cash flow provided by operations, the $600.0 million revolving Credit Facility, and the $420.0 million Delayed Draw Term Loan (which may be increased, subject to certain terms and conditions, to up to $550.0 million). The proceeds from the Delayed Draw Term Loan and the Credit Facility are to be used to repay the maturing principal and interest related to the Company’s 6.125% Senior Notes due November 15, 2023.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of September 30, 2023, our debt consisted of our 6.125% Senior Notes with a carrying amount of $549.7 million and a $55.0 million outstanding balance on the Credit Facility. As of November 9, 2023, there was a $25.0 million outstanding balance on the Credit Facility, with a notice to draw $130.0 million under the Credit Facility delivered by the Company to the Administrative Agent for the Credit Facility on November 8, 2023 and the funds expected to be made available on or about November 14, 2023.

Financial Position
Total assets were $4.4 billion at September 30, 2023 and $3.9 billion at December 31, 2022.

Total liabilities were $2.9 billion at September 30, 2023 and $2.4 billion at December 31, 2022.

Liquidity
At September 30, 2023, we had cash and cash equivalents of $143.3 million. Additionally, we have a $600.0 million committed senior unsecured revolving Credit Facility and a $420.0 million Delayed Draw Term Loan (which may be increased, subject to certain terms and conditions, to up to $550.0 million). We expect to generate cash flows from operations to fund our business and use those funds, our Delayed Draw Term Loan, and our Credit Facility to meet our short-term liquidity requirements, which we define as those arising within the next twelve months. On November 15, 2023, the $550.0 million aggregate principal amount of the 6.125% Senior Notes will mature. The Company intends to repay these notes at maturity using the Delayed Draw Term Loan and our Credit Facility to settle such amount.

Debt
Debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
6.125% Senior Notes	$129,747	$547,784
Short term debt	$129,747	$547,784
6.125% Senior Notes	$420,000	$—
Credit Facility	$55,000	$—
Long-term debt	$475,000	$—
Total debt	$604,747	$547,784

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

Delayed Draw Term Loan Credit Agreement
On August 10, 2023, Newmark entered into a Delayed Draw Term Loan Credit Agreement, by and among the Company, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (as such terms are defined in the Delayed Draw Term Loan Credit Agreement), pursuant to which the Lenders have committed to provide to the Company a senior unsecured Delayed Draw Term Loan in an aggregate principal amount of $420.0 million, which may be increased, subject to certain terms and conditions, to up to $550.0 million. The

Company intends to use the proceeds of the Delayed Draw Term Loan to repay a portion of the maturing principal and interest related to the Company’s $550.0 million aggregate principal amount of 6.125% Senior Notes due November 15, 2023. The Delayed Draw Term Loan will mature on the earlier of November 15, 2026 and three years from the initial funding date.

As set forth in the Delayed Draw Term Loan Credit Agreement, the Delayed Draw Term Loan will bear interest at a per annum rate equal to, at the Company’s option, either (a) Term SOFR for interest periods of one or three months (as selected by the Company) or upon the consent of all Lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by the Company, plus an applicable margin or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as established by the Administrative Agent, and (iii) Term SOFR plus 1.00%, in each case plus an applicable margin. Upon funding, the applicable margin is expected to initially be 2.625% with respect to Term SOFR borrowings in (a) above and 1.625% with respect to base rate borrowings in (b) above. Depending on the Company’s credit ratings, the applicable margin will range, with respect to (x) Term SOFR borrowings, from 2.125% to 3.375% through and including August 10, 2024, and 2.5% to 3.875% thereafter; and (y) base rate borrowings, from 1.125% to 2.375% through and including August 10, 2024, and 1.5% to 2.875% thereafter. Commencing on November 15, 2024, the Company shall repay to the Lenders an amount equal to 5.0% of the aggregate principal amount of the outstanding balance on a quarterly basis.

The Delayed Draw Term Loan Credit Agreement contains financial covenants with respect to minimum Interest coverage and maximum leverage ratio. The Delayed Draw Term Loan Credit Agreement also contains certain other customary affirmative and negative covenants and events of default. The covenants in the Delayed Draw Term Loan Credit Agreement are consistent with those within the Company’s existing $600.0 million Credit Facility, which matures on March 10, 2025 and remains available to the Company. As of September 30, 2023, there were no outstanding balances on the Delayed Draw Term Loan.

On November 8, 2023, Newmark provided notice to Bank of America, N.A., as Administrative Agent, to borrow the $420.0 million available under the Delayed Draw Term Loan Credit Agreement with the funds expected to be made available on or about November 14, 2023. The Company will use the proceeds of the Delayed Draw Term Loan draw to pay a portion of the maturing principal and interest of the Company’s $550.0 million 6.125% Senior Notes due November 15, 2023.

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

Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the Company’s option, either (a) Term SOFR for interest periods of one or three months, as selected by the Company, or upon the consent of all lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by the Company, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as established by the Administrative Agent (as such term is defined in the amended and restated Credit Agreement), and (iii) Term SOFR plus 1.00%, in each case plus an applicable margin. The applicable margin will initially be 1.50% with respect to Term SOFR borrowings in (a) above and 0.50% with respect to base rate borrowings in (b) above. The applicable margin with respect to Term SOFR borrowings in (a) above will range from 1.00% to 2.125% depending upon the Company’s credit rating, and with respect to base rate borrowings in (b) above will range from 0.00% to 1.125% depending upon the Company’s credit rating. The Credit Agreement also provides for certain upfront and arrangement fees and for an unused facility fee. As of September 30, 2023 and December 31, 2022, there were $55.0 million and $0.0 million, respectively, of borrowings outstanding under the Credit Facility. During the nine months ended September 30, 2023, there were $250.0 million of borrowings and $195.0 million of repayments. In October and November of 2023, there were an additional $30.0 million of repayments.

On November 8, 2023, Newmark provided notice to Bank of America, N.A., as Administrative Agent, to borrow $130.0 million under the Credit Facility with the funds expected to be made available on or about November 14, 2023. The Company will use the proceeds of the Credit Facility draw to pay the remaining maturing principal and interest of the Company’s $550.0 million 6.125% Senior Notes due November 15, 2023. Upon receipt of the funds requested in the notice provided by the Company on November 8, there will be $155.0 million of borrowings outstanding under the Credit Facility.

Cantor Credit Agreement
On November 30, 2018, Newmark entered into an unsecured credit agreement with Cantor. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of September 30, 2023, and December 31, 2022, there were no borrowings outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of September 30, 2023, Newmark had $1.5 billion of committed loan funding, $1,050.0 million of uncommitted loan funding available through three commercial banks, and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under various lending programs and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC. As of September 30, 2023 and December 31, 2022 we had $0.6 billion and $0.1 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

Leases
Total lease liability as of September 30, 2023 was $712.8 million. Of the total amount, $185.1 million of lease liability is within our flexible workspace business whereby the liability is ring-fenced in SPVs with only $36.6 million of guarantees and/or letters of credit with exposure to Newmark. In addition, Newmark had contracted future customer revenues and sub-lease income as of September 30, 2023 amounting to approximately $174.8 million.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$(485,938)	$264,735
Add back:
Net activity from loan originations and sales	478,625	(55,349)
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$(7,313)	$209,386
(1) Includes loans, forgivable loans and other receivables from employees and partners in the amount of $209.6 million and $100.6 million for the nine months ended September 30, 2023 and 2022, respectively. Excluding these loans, net cash provided (used in) by operating activities excluding loan originations and sales would be $202.3 million and $310.0 million for the nine months ended September 30, 2023 and 2022, respectively.
Cash Flows for the Nine Months Ended September 30, 2023
For the nine months ended September 30, 2023, we used $485.9 million of cash from operations. Excluding activity from loan originations and sales, cash used from operating activities for the nine months ended September 30, 2023 was $7.3 million. Cash used in investing activities was $38.2 million, consisting of cash paid for acquisitions and purchases of fixed assets. Cash provided by financing activities of $444.5 million primarily related to $55.0 million of net Credit Facility borrowings, and net principal borrowings on warehouse facilities of $472.1 million.

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

The EPUs were issued in four tranches and were separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock was subject to the SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represented equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on our accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of changes in equity. The EPUs were entitled to a preferred payable-in-kind dividend, which was recorded as accretion to the carrying amount of the EPUs through “Retained earnings” on our accompanying unaudited condensed consolidated statements of changes in equity and are reductions to “Net income (loss) available to common stockholders” for the purpose of calculating EPS.

Contemporaneously with the issuance of the EPUs, an SPV that is a consolidated subsidiary of Newmark entered into four variable postpaid forward contracts with RBC. The SPV was an indirect subsidiary of Newmark whose sole assets were the Nasdaq Earn-out shares for 2019 through 2022. Each of the Nasdaq Forwards provided the SPV the option to settle using up to 992,247 Nasdaq shares, to be received by the SPV pursuant to the Nasdaq Earn-out (see Note 7 — “Marketable Securities” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which must be provided to RBC prior to November 1 of each year from 2019 through 2022 (subject to acceleration due to Nasdaq’s transaction with Tradeweb).

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

Refer to the section “Certain Other Related Party Transactions” below for the specific transactions with respect to our executive officers which are included in the above summary.

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

On September 6, 2021, Newmark acquired Deskeo, France’s leader in flexible and serviced workspace for enterprise clients. Based in Paris, France, Deskeo added over 50 locations to Newmark’s international flexible workspace portfolio.

See Note 4 — “Acquisitions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of the Quarterly Report on Form 10-Q for additional information.

Debt and Credit Agreements

On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due 2023. The 6.125% Senior Notes are general senior unsecured obligations of Newmark. The 6.125% Senior Notes, which were priced on November 1, 2018 at 98.94% to yield 6.375%, were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. Newmark received net proceeds of $537.6 million, net of debt issue costs and debt discount. The 6.125% Senior Notes bear an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019 and will mature on November 15, 2023. The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. As of September 30, 2023 and December 31, 2022, the carrying amount of the 6.125% Senior Notes was $549.7 million and $547.8 million, respectively.

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

On August 10, 2023, Newmark entered into a Delayed Draw Term Loan Credit Agreement, by and among the Company, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent, pursuant to which the Lenders have committed to provide to the Company a senior unsecured Delayed Draw Term Loan in an aggregate principal amount of $420.0 million, which may be increased, subject to certain terms and conditions, to up to $550.0 million. The Company intends to use the proceeds of the Delayed Draw Term Loan to repay a portion of the principal and interest related to the Company’s $550.0 million aggregate principal amount of 6.125% Senior Notes due November 15, 2023, with the remainder intended to be paid using the proceeds of the Credit Facility. The Delayed Draw Term Loan will mature on the earlier of November 15, 2026 and three years from the initial funding date.

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

As of September 30, 2023, the Company had $50.0 million remaining from its debt repurchase authorization.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the CARES Act. The sublimit is now included within the Company’s existing $450 million warehouse facility due June 14, 2023. The advance line provides 100% of the principal and interest advance payment at a rate of SOFR plus 1.80% and will be collateralized by Fannie Mae’s commitment to repay advances. There were no outstanding draws under this sublimit as of September 30, 2023. Newmark did not have any Fannie Mae loans in forbearance as of September 30, 2023.

On November 30, 2018, Newmark entered into the Cantor Credit Agreement. The Cantor Credit Agreement provides for each party to issue loans to the other party in the lender’s discretion. Pursuant to the Cantor Credit Agreement, the parties and their respective subsidiaries (with respect to Cantor, other than BGC Partners and its subsidiaries) may borrow up to an aggregate principal amount of $250.0 million from each other from time to time at an interest rate which is the higher of Cantor’s or Newmark’s short-term borrowing rate then in effect, plus 1.0%. As of September 30, 2023 and December 31, 2022, the Company did not have any outstanding balances under this facility.

Credit Ratings

    As of September 30, 2023, our public long-term credit ratings and associated outlooks are as follows:

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

Howard W. Lutnick, Chairman
On December 27, 2021, the Compensation Committee approved a one-time bonus award to Mr. Lutnick, which was evidenced by the execution and delivery of a Retention Bonus Agreement, dated December 28, 2021, and described below, in consideration of his success in managing certain aspects of the Company’s performance as its principal executive officer and Chairman. The bonus award rewarded Mr. Lutnick for his efforts in delivering superior financial results for the Company and its stockholders, including in particular his success in creating substantial value for the Company and its stockholders in connection with creating, structuring, hedging and monetizing the forward share contract to receive over time shares of common stock of Nasdaq held by the Company and the strong balance sheet and significant amount of income created from this. A principal reason for structuring the bonus award with a substantial portion to be paid out over three years was also to further incentivize Mr. Lutnick to continue to serve as both the Company’s principal executive officer and its Chairman for the benefit of the Company’s stockholders. The bonus award is the subject of legal challenge. See the heading “Legal Proceedings” below.

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

On June 28, 2021, in connection with the 2021 Equity Event, the Newmark Compensation Committee approved the following for Mr. Lutnick: (i) the exchange of 279,725 exchangeable Newmark Holdings PSUs into 263,025 shares of Class A common stock of Newmark based on the then-current Exchange Ratio of 0.9403; and $1,465,874 associated with Mr. Lutnick’s non-exchangeable 193,530 Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) the conversion of 552,482.62 non-exchangeable Newmark Holdings PSUs with H-Rights into 552,482.62 non-exchangeable Newmark Holdings HDUs and redemption of such HDUs for their capital account of $7,017,000, paid in the form of Nasdaq shares issued at $177.11 per share (which was the Nasdaq closing price as of June 28, 2021); and $7,983,000 associated with Mr. Lutnick’s non-exchangeable Newmark Holdings PPSUs with H-Rights were redeemed and used for tax purposes; (iii) the exchange of 520,380 exchangeable BGC Holdings PSUs into 520,380 shares of Class A common stock of BGC Partners, and $1,525,705 associated with Mr. Lutnick’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; (iv) the redemption of 88,636 non-exchangeable BGC Holdings PSUs pursuant to Mr. Lutnick’s rights under his existing standing policy, and the issuance of 88,636 shares of Class A common stock of BGC Partners; (v) the conversion of 1,131,774 non-exchangeable BGC Holdings PSUs with H-Rights into 1,131,774 non-exchangeable BGC Holdings HDUs and $7,983,000 associated with Mr. Lutnick’s BGC Holdings PPSUs with H-Rights was redeemed and used for tax purposes in connection with the exercise of the BGC Holdings HDUs; and (vi) the issuance of 29,059 shares of Class A common stock of Newmark. In accordance with Mr. Lutnick’s right under his existing standing policy, and in connection with the 2021 Equity Event, upon the approval of the Newmark Compensation Committee: (i) 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy, were redeemed and 2,736,103 shares of Class A common stock of Newmark, based upon the then-current Exchange Ratio of 0.9403, were granted to Mr. Lutnick; and (ii) $8,798,546 associated with Mr. Lutnick’s rights under his existing standing policy was redeemed and used for tax purposes. See “Executive Compensation” in our proxy statement filed August 16, 2023 for additional information and definitions.

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

On June 28, 2021, the Compensation Committee approved the following for Barry M. Gosin, the Company’s Chief Executive Officer: (i) the exchange of 1,531,061.84 exchangeable Newmark Holdings units (comprised of 1,438,597.37 exchangeable Newmark Holdings PSUs and 92,464.47 exchangeable Newmark Holdings APSUs) into 1,439,658 shares of Class A common stock of Newmark based upon the then-current Exchange Ratio of 0.9403; and $834,508 associated with Mr. Gosin’s exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) the conversion of 443,871.60 non-exchangeable Newmark Holdings PSUs with H-Rights into 443,871.60 non-exchangeable Newmark Holdings HDUs, and redemption of such HDUs, less any taxes and withholdings in excess of $5,362,452, paid in the form of Nasdaq shares issued at $177.11 per share (which was the Nasdaq closing price as of June 28, 2021); and $5,362,452 in connection with Mr. Gosin’s Newmark Holdings PPSUs with H-Rights was redeemed and used for tax purposes; (iii) the exchange of 3,348,706 exchangeable BGC Holdings units (comprised of 3,147,085 exchangeable BGC Holdings PSUs and 201,621 exchangeable BGC Holdings APSUs) into 3,348,706 shares of Class A common stock of BGC Partners; and $298,273 associated with Mr. Gosin’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; (iv) the conversion of 1,592,016 non-exchangeable BGC Holdings PSUs with H-Rights into 1,592,016 non-exchangeable BGC Holdings HDUs, and $1,129,499 associated with Mr. Gosin’s non-exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; and (v) the issuance of 12,500 shares of Class A common stock of Newmark.

Michael J. Rispoli, Chief Financial Officer
On June 28, 2021, the Compensation Committee approved the following for Mr. Michael Rispoli, the Company’s Chief Financial Officer: (i) the exchange of 23,124 exchangeable Newmark Holdings PSUs into 21,744 shares of Class A common stock of Newmark based on the then-current Exchange Ratio of 0.9403 and $208,407 associated with Mr. Rispoli’s exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) 6,000 non-exchangeable Newmark Holdings PSUs were redeemed and an aggregate of 5,642 restricted shares of Newmark were issued to Mr. Rispoli based upon the then-current Exchange Ratio of 0.9403, and $52,309 associated with Mr. Rispoli’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes; (iii) the conversion of 5,846.07 non-exchangeable Newmark Holdings PSUs with H-Rights into 5,846 non-exchangeable Newmark Holdings HDUs and the redemption of such HDUs, less any taxes and withholdings in excess of $60,750, paid in the form of Nasdaq shares issued at $177.11 per share (which was the Nasdaq closing price as of June 28, 2021); and $60,750 associated with Mr. Rispoli’s PPSUs with H-Rights was redeemed and used for tax purposes; (iv) the exchange of 36,985 exchangeable BGC Holdings PSUs into 36,985 shares of Class A common stock of BGC, and $134,573 associated with Mr. Rispoli’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; and (v) the issuance of 383 shares of Class A common stock of Newmark.

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

CF Real Estate Finance Holdings, LP.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of December 31, 2022, Newmark’s investment was accounted for under the equity method (see Note 8 — “Investments”). Newmark held a redemption option in which Real Estate LP would redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time.

Amendment of Real Estate LP Joint Venture Agreement, Payment of Administrative Fee and Exercise of Redemption Option
In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amended the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. On July 1, 2023, Newmark exercised its redemption option and received payment of $105.5 million from Cantor in July of 2023, terminating Newmark’s interest in Real Estate LP.

Pre-IPO intercompany agreements
In December 2017, prior to the Separation and Newmark IPO, all intercompany arrangements and agreements that were previously approved by the Audit Committee of BGC Partners with respect to BGC Partners and its subsidiaries and Cantor and its subsidiaries were also approved by our Board with respect to the relationships between us and our subsidiaries and Cantor and its subsidiaries following our IPO on the terms and conditions approved by the Audit Committee of BGC Partners during such time that our business was owned by BGC Partners. These arrangements include, but are not limited to, the following: (i) an authorization to provide Cantor real estate and related services, including real estate advice, brokerage, property or facilities management, valuation and advisory and other services; (ii) an authorization to enter into brokerage and similar agreements with respect to the provision of ordinary course brokerage services in circumstances in which such entities customarily provide brokerage services to third-party customers; (iii) an authorization to enter into agreements with Cantor and/or its affiliates, to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions and negotiating and due diligence services in connection with acquisitions and other business strategies in commercial real estate and other businesses from time to time; and (iv) an arrangement to jointly manage exposure to changes in foreign exchange rates.

Services Agreement with Cantor Fitzgerald Europe (DIFC Branch)
As the Company does not yet have a presence in Dubai, in May 2020, the Audit Committee authorized Newmark & Co., a subsidiary of Newmark, to enter into an agreement with Cantor Fitzgerald Europe (DIFC Branch) pursuant to which Cantor Fitzgerald Europe (DIFC Branch) will employ and support an individual who is a resident of Dubai in order to enhance Newmark’s capital markets platform, in exchange for a fee. Cantor Fitzgerald Europe (DIFC Branch) and Newmark & Co. negotiated a Services Agreement memorializing the arrangement between the parties. The Services Agreement provides that Newmark & Co. will reimburse Cantor Fitzgerald Europe (DIFC Branch) for the individual’s fully allocated costs, plus a mark-up of 7%. In addition, the Audit Committee of the Company authorized the Company and its subsidiaries to enter into similar arrangements in respect of any jurisdiction, in the future, with Cantor and its subsidiaries, provided that the applicable agreements contain customary terms for arrangements of this type and that the mark-up charged by the party employing one or more individuals for the benefit of the other is between 3% and 7.5%, depending on the level of support required for the employed individual(s).

Sublease to Cantor Fitzgerald, L.P.
In January 2022, Cantor entered into an agreement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, for a period of six months until June 30, 2022 at a rate of $0.1 million per month. In July 2022, the sublease was extended one year to June 30, 2023. In June 2023, the sublease was extended three months to September 30, 2023. Newmark received $0.2 million and $0.2 million from Cantor for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9243 as of September 30, 2023. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

First Amendment to Amended and Restated Agreement of Limited Partnership of Newmark Holdings
On March 10, 2023, Newmark Holdings entered into the LPA Amendment to the Newmark Holdings limited partnership agreement. The LPA Amendment revises certain restrictive covenants pertaining to the “Partner Obligations” and “Competitive Activity” provisions in the Newmark Holdings limited partnership agreement. Specifically, the LPA Amendment (i) reduces the length of the post-termination period during which a partner must refrain from soliciting or doing business with customers, soliciting employees, engaging in a “Competing Business” (as defined therein), or otherwise refraining from harming the partnership; and (ii) revises the scope of the non-compete provisions under the “Partner Obligations” and “Competitive Activity” provisions in the Newmark Holdings limited partnership agreement to cover “Competing Businesses” for which a partner performs the same or similar services as provided to a “Protected Affiliate” (as defined therein) and (a) involving a product, product line or type, or service of a “Protected Affiliate” within a specific geographic area, (b) involving a “Client” or a “Client Representative” (each as defined therein) of a Protected Affiliate, or (c) for which the disclosure of confidential information is likely to be inevitable. The LPA Amendment was approved by the Board of Directors and Audit and Compensation Committees.

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

Acquisition of Spring11 Ownership Interest from Cantor
In February 2023, Newmark’s subsidiary, Newmark S11 entered into an equity purchase agreement with CFS11, a subsidiary of Cantor, pursuant to which Newmark acquired CFS11’s 33.78% ownership interest in Newmark S11 LP, LLC, the joint venture that owns a controlling interest in Spring11, for a total purchase price of $11,530,598. CFS11’s 33.78% ownership in Newmark S11 LP, LLC was 25.62% of Spring11’s economic interest. The transaction, which also included Newmark S11 buying the remaining minority interests from other third-party owners on substantially the same terms, resulted in Newmark S11 owning 100% of Spring11. The CFS11 transaction was approved by our Audit Committee.

Placement Agent Authorization with CF&Co
On August 8, 2023, our Audit Committee authorized us to engage CF&Co as a non-exclusive placement agent on behalf of us or our subsidiaries in connection with certain capital markets transactions (with the ability to also mandate certain third-party banks as additional advisors and co-placement agents alongside CF&Co), pursuant to customary terms and conditions, including percentage of proceeds, and provided the terms are no less favorable to us than terms that an unaffiliated third-party investment bank would provide to us in similar transactions.

Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying unaudited condensed consolidated financial statements. As of September 30, 2023, Newmark had met all capital requirements. As of September 30, 2023, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $412.5 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. As of September 30, 2023 and December 31, 2022, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae, and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of both September 30, 2023 and December 31, 2022, outstanding borrower advances were $1.3 million and included in “Other assets” in our accompanying unaudited condensed consolidated balance sheets.

Regulatory Environment

See “Business—Regulation” in Part I, Item 1 of the Annual Report on Form 10-K for information related to our regulatory environment.
Liquidity
See “Financial Position, Liquidity and Capital Resources” herein for information related to our liquidity and capital resources.
Equity
Repurchase Program
On November 4, 2022, our Board increased its authorized share repurchases of Newmark Class A common stock and purchases of limited partnership interests in Newmark’s subsidiaries to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three and nine months ended September 30, 2023, Newmark repurchased 5.1 million shares of Class A common stock at an average price of $6.28. As of September 30, 2023, Newmark had $360.0 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark’s share repurchases for cash under the current program. The gross share repurchases of Newmark’s Class A common stock during the nine months ended September 30, 2023 were as follows (in thousands except shares and per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share	Approximate Dollar Value of Shares and Units That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2023 - March 31, 2023	—	$—
April 30, 2023 - June 30, 2023	2,354,217	$5.68
July 2023	—	$—
August 2023	—	$—
September 2023	2,787,291	$6.78
Total Repurchases	5,141,508	$6.28	$360,000

Fully Diluted Share Count
Our fully diluted weighted-average share counts as of each of September 30, 2023 and 2022 were as follows (in thousands):

	September 30,
	2023	2022
Common stock outstanding(1)	173,549	183,311
Partnership units(2)	68,658	58,899
RSUs (Treasury stock method)	1,193	3,809
Newmark exchange shares	482	2,048
Total(3)	243,882	248,067
(1)Common stock consisted of Class A shares and Class B shares. For the nine months ended September 30, 2023, the weighted-average number of Class A shares was 152.3 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation because the conditions for issuance had been met by the end of the period.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings,” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 24.9 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the nine months ended September 30, 2023, the weighted-average share count did not include any potentially anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) share count as of each of September 30, 2023 and 2022 were as follows (in thousands):

	September 30,
	2023	2022
Common stock outstanding	172,747	171,817
Partnership units	70,796	61,916
Newmark RSUs	1,463	2,604
Newmark exchange shares	498	970
Total	245,504	237,307

Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2019 through the second quarter of 2023 with contingent cash consideration of $20.1 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s accompanying unaudited condensed consolidated balance sheets.

Equity Method Investments
Newmark had an investment in Real Estate LP, a joint venture with Cantor in which Newmark had the ability to exert significant influence over its operating and financial policies. Accordingly, Newmark accounted for this investment under the equity method of accounting. Newmark held a redemption option in which Real Estate LP would redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time. On July 20, 2022, Newmark exercised its redemption option. In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amended the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. On July 1, 2023, Newmark exercised its redemption option and received payment of $105.5 million from Cantor in July of 2023, terminating Newmark’s interest in Real Estate LP (see Note 8 — “Investments” for more information).

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

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares and rights to acquire shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2023, we have issued 2.2 million shares of our Class A common stock under this registration statement.

Construction Loans
As of September 30, 2023 and December 31, 2022, Newmark was committed to fund approximately $0.4 billion and $0.3 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

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

On October 7, 2022, Cardinal Capital Management, LLC filed a complaint in the Delaware Court of Chancery, captioned Cardinal Capital Management, LLC v. Howard W. Lutnick, et al. (Case No. 2022-0909-SG) (the “Cardinal action”), against Mr. Lutnick, the members of the Compensation Committee in 2021, who were Virginia S. Bauer, Kenneth A. McIntyre and Michael Snow as members of the Compensation Committee, and Barry Gosin, Michael Rispoli and Stephen Merkel, as Newmark’s executive officers. The derivative complaint alleges that in connection with the Company’s June 2021 partnership units exchange for Mr. Lutnick and Officers (as such term is defined in the Cardinal action) and the December 2021 bonus award, payable over a 3-year period, granted to Mr. Lutnick: (i) the Compensation Committee and Officers breached their fiduciary duties and wasted corporate assets; and (ii) Mr. Lutnick and the Officers were unjustly enriched. The complaint also alleges that Mr. Lutnick breached his fiduciary duty as Chairman and controlling shareholder, and wasted corporate assets, by forcing the Company to grant the award and by accepting it. The complaint seeks recoupment of the partnership units exchange and the bonus award, as well as damages and other relief.

On December 13, 2022, the Delaware Court of Chancery entered an order consolidating the Garfield and Cardinal actions into a single, consolidated action (Consolidated C.A. No. 2022-0687) deemed to have commenced on August 5, 2022, when the Garfield action was filed. On January 10, 2023, plaintiffs filed a consolidated amended complaint, whose claims, as well as requested relief, mirror the claims and relief sought in the Cardinal action in all material respects. The Company’s position is that the partnership units exchange was appropriate and in the best interests of the Company, and that the bonus award was properly approved by the Compensation Committee comprised of independent directors (which does not include Mr. Lutnick) after careful consideration of his contributions to the Company, including the Company’s superior financial results, and following an extensive process that included advice from independent legal counsel and an independent compensation. The Company believes the lawsuit has no merit. However, as with any litigation, the outcome cannot be determined with certainty.

On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Antitrust Act of 1890, as amended, on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5,000,000. The Company believes the lawsuit has no merit. However, as with any litigation, the outcome cannot be determined with certainty. Defendants filed their answer to the consolidated complaint on March 17, 2023. The discovery phase of the case is underway. Trial is scheduled for July 2025.

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

Restricted Stock: Restricted stock provided to certain employees is accounted for as an equity award, and as per U.S. GAAP guidance, we are required to record an expense for the portion of the restricted stock that is ultimately expected to vest. We have granted restricted stock that is not subject to continued employment or service; however, transferability is subject to compliance with our and our affiliates’ customary non-compete obligations. Such shares of restricted stock are generally saleable by partners in 5 to 10 years. Because the restricted stock is not subject to continued employment or service, the grant-

date fair value of the restricted stock is expensed on the date of grant. The expense is reflected as non-cash equity-based compensation expense in our accompanying unaudited condensed consolidated statements of operations.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests and from proceeds of the sale of the employees’ shares of our Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted or the proceeds of the sales of the employees’ shares. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of September 30, 2023 and December 31, 2022, the aggregate balance of employee loans, net of reserve, was $631.8 million and $500.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three and nine months ended September 30, 2023, was $28.3 million and $78.7 million, respectively, compared with $21.4 million and $61.0 million, respectively, for the three and nine months ended September 30, 2022. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the nine months ended September 30, 2023, there was an increase of $2.6 million in our reserves. These reserves were based on macroeconomic forecasts which are critical inputs into our model and material movements in variables such as the U.S. unemployment rate and U.S. GDP growth rate which could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

We simultaneously enter into a Forward Sales Contract.

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

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

Since 2021, we have returned $824.2 million dollars to shareholders through share repurchases and redemptions. In addition, we paid dividends and distributions. We expect to continue returning capital to shareholders, although our near-term rate of share repurchases are expected to decline. This is due to the current market dislocation, which is providing us with high quality opportunities to hire the industry’s best talent and acquire companies at attractive valuations.

Since 2022, the Board has declared a quarterly dividend to $0.03 per share. In addition, Newmark pays an after-tax distributions to its partners. The Exchange Ratio is adjusted in accordance with the terms of the Separation and Distribution Agreement due to any difference in our dividend policy and the distribution policy of Newmark Holdings.

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

We received 6,222,340 Nasdaq shares worth $1,093.9 million as of June 30, 2021. On July 2, 2021, we settled the third and fourth Nasdaq Forwards with 944,329 Nasdaq shares worth $166.0 million and retained 5,278,011 Nasdaq shares. In connection with the 2021 Equity Event, we used $484.4 million, of which $203.5 million was to reduce our fully diluted share count by 16.3 million, and $280.9 million related to amounts paid on behalf of, or to, partners for withholding taxes related to unit exchanges and/or redemptions, cash paid for redemption of HDUs, and other items. From July 2021 through March 2022, we sold all of the Nasdaq shares.

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
OUR ORGANIZATIONAL STRUCTURE

Current Organizational Structure
As of September 30, 2023, there were 207,409,224 shares of Newmark Class A common stock issued and 151,461,689 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of September 30, 2023, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM, as of September 30, 2023, represented approximately 58.4% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. We expect to retain our dual class structure, and there are no circumstances under which the holders of Newmark Class B common stock would be required to convert their shares of Newmark Class B common stock into shares of Newmark Class A common stock. Our Certificate of Incorporation does not provide for automatic conversion of shares of Newmark Class B common stock into shares of Newmark Class A common stock upon the occurrence of any event.

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of September 30, 2023, we directly held Newmark OpCo limited partnership interests consisting of approximately 74,171,942 units representing approximately 29.9% of the outstanding Newmark OpCo limited partnership interests. We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of September 30, 2023, 3,128,569 Founding/Working Partner interests were outstanding. These Founding/Working Partner interests were issued in the Separation to holders of BGC Holdings Founding/Working Partner interests, who received such Founding/Working Partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by Founding/Working Partners are not exchangeable with us unless (1) Cantor acquires Cantor Units from Newmark Holdings upon termination or bankruptcy of the Founding/Working Partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such Founding/Working Partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the Exchange Ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain Founding/Working Partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the Exchange Ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings Founding/Working Partner interest becomes exchangeable, such Founding/Working Partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of September 30, 2023, 74,171,942 limited partnership units were outstanding (including Founding/Working Partner interests and Working Partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The Exchange Ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this Exchange Ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of September 30, 2023, the Exchange Ratio was 0.9243.

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

The following diagram illustrates the ownership structure of Newmark as of September 30, 2023. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings Founding Partner interests, Newmark Holdings Working Partner interests or Newmark Holdings limited partnership units. In addition, the diagram does not reflect the Newmark OpCo exchangeable preferred limited partnership units, since they are not allocated any gains or losses of Newmark OpCo for tax purposes and are not entitled to regular distributions from Newmark OpCo.

STRUCTURE OF NEWMARK AS OF SEPTEMBER 30, 2023

Cantor Fitzgerald, L.P.
58.4% of voting power
19.5% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc.
41.6% of voting power
61.5% of indirect economic interest in Newmark OpCo
100% Class A common stock (87.7% of economics and 41.6% of voting power)
61.5% indirect economic interest in Newmark OpCo
100% Class B common stock (12.3% of economics and 58.4% of voting power)
8.6% indirect economic interest in Newmark OpCo
Non-Voting Limited Partnership Interests (36.3% of economics of Newmark Holdings)
10.8% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
19.0% of indirect economic interest in Newmark OpCo
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interests
Non-Voting Limited Partnership Interests (63.7% of economics of Newmark Holdings)
19.0% indirect economic interest in Newmark OpCo
Newmark Holdings
Non-Voting Limited Partnership Interests (70.1% of economics of Newmark OpCo)
General Partner Interests (controlling interest)
Special Voting Limited Partnership Interests
Limited Partnership Interests (29.9% of economics of Newmark OpCo)
Newmark OpCo
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

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2023 through September 30, 2023 as follows: (a) an aggregate of 12,127,188 limited partnership units granted by Newmark Holdings; (b) 5,141,508 shares of Newmark Class A common stock repurchased by us; (c) 8,855 shares of Newmark Class A common stock forfeited; (d) 1,652,903 shares of Newmark Class A common stock issued for RSUs; (e) 503,669 shares of Class A common stock issued by us under our acquisition shelf registration statement on Form S-4 (Registration No. 333-231616), but not the 17,823,585 of such shares and rights to acquire such shares remaining available for issuance by us under such registration statement; and (f) 367,626 terminated limited partnership units.

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

Interest Rate Risk
Newmark had $550.0 million of fixed rate 6.125% Senior Notes outstanding as of September 30, 2023. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had $55.0 million outstanding under its Credit Facility as of September 30, 2023. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on SOFR. 30-day SOFR as of September 30, 2023 was 532 basis points and 250 basis points at September 30, 2022. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $10.9 million based on our escrow balances as of September 30, 2023 and by $11.7 million based on our escrow balances as of September 30, 2022. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $10.9 million based on our escrow balances as of September 30, 2023 and by $11.7 million based on the escrow balances as of September 30, 2022.

We use warehouse facilities and repurchase agreements to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $6.1 million based on our outstanding balances as of September 30, 2023 and by $10.2 million based on our outstanding balances as of September 30, 2022. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $6.1 million based on our outstanding warehouse balance as of September 30, 2023 and by approximately $10.2 million based on our outstanding warehouse balance as of September 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of September 30, 2023. Based on that evaluation, the Chairman and the Chief Financial Officer concluded that Newmark Group, Inc.’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 29 — “Commitments and Contingencies” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and under the heading “Legal Proceedings” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a description of our legal proceedings which is incorporated by reference herein.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The information required by this Item is set forth in Note 6 — “Stock Transactions and Unit Redemptions” and Note 28 — “Compensation” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q and in Part I, Item 2, of this Quarterly Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated by reference herein.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

The information required by this item is set forth under the heading “Financial Position, Liquidity and Capital Resources” included in Part I, Item 2 of this Quarterly Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated by reference herein.

10b5-1 Trading Arrangements
During the quarter ended September 30, 2023, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.    EXHIBITS
The Exhibit Index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Exhibit Title

10.1
Delayed Draw Term Loan Credit Agreement, dated as of August 10, 2023, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Newmark Group, Inc.’s Current Report on Form 8-K filed with the SEC on August 15, 2023)*

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statement. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).
*Certain schedules and exhibits omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. Newmark Group, Inc. agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: November 9, 2023