Form 10-K
period 2023-12-31
NEWMARK GROUP, INC.
filed 2024-02-29
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting common equity held by non-affiliates of the registrant, based upon the closing price of the Class A common stock on June 30, 2023 as reported on Nasdaq, was approximately $814.4 million.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 26, 2024
Class A Common Stock, par value $0.01 per share	151,384,467 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

DOCUMENTS INCORPORATED BY REFERENCE.
Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.
We anticipate that we will file such proxy statement with the SEC on or before April 29, 2024.

NEWMARK GROUP, INC.
2023 FORM 10-K ANNUAL REPORT

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

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION
2021 Equity Event	In connection with the acceleration of the Nasdaq Earn-out, on June 28, 2021, the Compensation Committee approved a plan to expedite the tax deductible exchange and redemption of a substantial number of limited partnership units held by partners of the Company

6.125% Senior Notes	The Company’s 6.125% Senior Notes which were issued on November 6, 2018, in an original principal amount of $550.0 million and matured on November 15, 2023

7.500% Senior Notes	The Company’s 7.500% Senior Notes due on January 12, 2029, issued on January 12, 2024, in an original principal amount of $600.0 million

AI	Artificial intelligence, including machine learning and generative artificial intelligence

Audit Committee	Audit Committee of the Board

Berkeley Point	Berkeley Point Financial LLC, a wholly owned subsidiary of the Company acquired on September 8, 2017, which does business as part of the Newmark Multifamily Capital Markets business

BGC	(i) Following the closing of the Corporate Conversion, BGC Group and, where applicable, its consolidated subsidiaries and (ii) prior to the closing of the Corporate Conversion, BGC Partners and, where applicable, its consolidated subsidiaries

BGC Class A common stock	BGC Class A common stock, par value $0.01 per share

BGC Class B common stock	BGC Class B common stock, par value $0.01 per share

BGC common stock	BGC Class A common stock and BGC Class B common stock, collectively

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

BH2	Newmark BH2 LLP, a London-based real estate advisory firm

Board or Board of Directors	Board of Directors of the Company

Bylaws	Amended and Restated Bylaws of Newmark Group, Inc.

CAGR	Compound annual growth rate

Cantor	Cantor Fitzgerald, L.P. and, where applicable, its consolidated subsidiaries

Cantor Credit Agreement	Unsecured credit agreement entered into with Cantor on November 30, 2018, as amended by the First Cantor Credit Agreement Amendment on December 20, 2023

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

CARES Act	The Coronavirus Aid, Relief, and Economic Security Act

CCRE	Cantor Commercial Real Estate Company, L.P.

CCRE Lending	Cantor Commercial Real Estate Lending, L.P., a wholly owned subsidiary of Real Estate LP

CECL	Current Expected Credit Losses

Certificate of Incorporation	Amended and Restated Certificate of Incorporation of Newmark

CF Secured	CF Secured, LLC

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFE	Cantor Fitzgerald Europe

CFGM	CF Group Management, Inc., the managing general partner of Cantor

CFS11	CFS11 Holdings, LLC, a subsidiary of Cantor

CIO	Chief Information Officer

CISO	Chief Information Security Officer

Commission-based revenue
Revenues including Leasing and other commissions, Investment sales, fees from commercial mortgage origination, net, and V&A. In these businesses, producers earn a substantial portion or all their compensation based on their production. Commission-based revenues exclude OMSR revenues because Newmark does not compensate its producers based on this non-cash item

Company	Newmark Group, Inc. and, where applicable, its consolidated subsidiaries

Company debt securities	The 6.125% Senior Notes, 7.500% Senior Notes, and any future debt securities issued by the Company

Compensation Committee	Compensation Committee of the Board

Contractual revenues, contractual services or contractual business
Includes business for which the Company has a contract with a client that is generally for a year or longer. Contractual business, when quantified, includes all revenues related to landlord (or agency) representation leasing, loan servicing (including escrow interest income), outsourcing (including property management, facilities management, and asset management), and lease administration. It also includes certain fees under contract produced by the Company’s flexible workspace and tenant representation service lines

Contribution Ratio
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
The credit facility pursuant to the Delayed Draw Term Loan Credit Agreement, with an aggregate principal amount of $420.0 million (which may be increased, subject to certain terms and conditions, to up to $550.0 million) and a maturity date of November 14, 2026, bearing interest at SOFR or a defined base rate plus additional margin

Delayed Draw Term Loan Credit Agreement	The Company’s credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, dated as of August 10, 2023

Deskeo	Space Management (d/b/a “Deskeo”)

DGCL	Delaware General Corporation Law

Employees	Includes both employees and those real estate brokers who qualify as statutory non-employees under Internal Revenue Code Section 3508

EPS	Earnings Per Share

EPUs	Exchangeable preferred partnership units, which related to the Nasdaq Forwards

Equity Plan	Newmark Group, Inc. Long Term Incentive Plan

ESG	Environmental, social and governance, including sustainability or similar items

eSpeed	eSpeed, Inc.

EU	European Union

Exchange Act	Securities Exchange Act of 1934, as amended

Exchange Agreement	Exchange agreement which provides (i) BGC Partners, (ii) Cantor, (iii) any entity controlled by either of them or by Howard W. Lutnick, and (iv) Howard W. Lutnick, his spouse, his estate, any of his descendants, any of his relatives, or any trust established for his benefit or for the benefit of his spouse, any of his descendants or any of his relatives, the right to exchange shares of Newmark Class A common stock into Newmark Class B common stock on a one-to-one basis up to the number then authorized but unissued

Exchange Ratio	The ratio by which a Newmark Holdings limited partnership interest can be exchanged for a number of shares of Newmark Class A common stock

FASB	Financial Accounting Standards Board

Fannie Mae	The Federal National Mortgage Association

Fannie Mae DUS	The Fannie Mae Delegated Underwriting and Servicing Program

First Cantor Credit Agreement Amendment	First Amendment to the Cantor Credit Agreement entered into on December 20, 2023

FHA	The Federal Housing Administration

FHFA	The Federal Housing Finance Agency

FOMC	Federal Open Market Committee

Forward Sales Contract	An agreement to deliver mortgages to third-party investors at a fixed price

Founding Partners
Individuals who became limited partners of Newmark Holdings in connection with the Separation who held BGC Holdings founding partner interests immediately prior to the Separation (provided that members of the Cantor Entity Group and the BGC Entity Group are not Founding Partners)

Founding Partner interests, Founding Partner units or FPUs	Founding/Working Partners units in Newmark Holdings or, prior to the closing of the Corporate Conversion, Newmark Holdings or BGC Holdings, that are generally redeemed upon termination of employment

Freddie Mac	The Federal Home Loan Mortgage Corporation

Freddie Mac Strip	A three-basis point servicing fee and/or up to a one-basis point surveillance fee on certain Freddie Mac loans after the loan is securitized in a Freddie Mac pool

Freddie Mac TAH	The Freddie Mac Targeted Affordable Housing Program

GCS	Global corporate services

GDP	Gross domestic product

GDPR	General Data Protection Regulation

Gerald Eve	Gerald Eve LLP, a London-based real estate advisory firm acquired on March 10, 2023

Ginnie Mae	The Government National Mortgage Association

GSE or GSEs	Fannie Mae and Freddie Mac

H-Rights	Rights to exchange PSUs into HDUs

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s consolidated balance sheets

HUD	The U.S. Department of Housing and Urban Development

HUD LEAN	HUD’s mortgage insurance program for senior housing

HUD MAP	HUD’s Multifamily Accelerated Processing

Investment Company Act of 1940, as amended	Investment Company Act

Knotel	Knotel, Inc.

Kastle Barometer
Security provider Kastle Systems tracks the number of employees in ten of the largest U.S. metropolitan areas that were physically in offices and reports every work week as a percentage of the typical number physically present during the first three weeks of February 2020

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

LPA Amendment	An amendment, dated as of March 10, 2023, to the Newmark Holdings limited partnership agreement

LPUs, limited partnership units, or limited partnership interests	Certain limited partnership units in Newmark Holdings or, prior to the closing of the Corporate Conversion, Newmark Holdings or BGC Holdings, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in Newmark Holdings

Master Repurchase Agreement	Master Repurchase Agreement, dated August 2, 2021, by and between Newmark OpCo and CF Secured

MBA	Mortgage Bankers’ Association

McCall & Almy	McCall & Almy, Inc.

MPC	Monetary Policy Committee of the Bank of England

MSCI	MSCI Real Assets (formerly known Real Capital Analytics, or “RCA”)

MSRs	Mortgage servicing rights

Nasdaq	Nasdaq, Inc., formerly known as NASDAQ OMX Group, Inc.

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

Nasdaq Monetization Transactions	The sale on June 28, 2013, of eSpeed by BGC Partners to Nasdaq, in which the total consideration paid or payable by Nasdaq included the Nasdaq Earn-out

Newmark	Newmark Group, Inc., and where applicable, its consolidated subsidiaries. Also referred to as the “Company,” “we,” “us,” or “our.”

Newmark & Co.	Newmark & Company Real Estate, Inc., which for the purposes of this document is defined as all of the companies acquired by BGC Partners on October 14, 2011. Comparisons in this document to our 2011 revenues are based on unaudited full year 2011 revenues for Newmark & Co.

Newmark Common Stock	Newmark Class A common stock and Newmark Class B common stock, collectively

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Entity Group	Newmark, Newmark Holdings, Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P., which is owned jointly by Newmark, Cantor, Newmark’s employee partners and other partners

NHL	Newmark Holdings Limited

Newmark Holdings limited partnership agreement	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, dated as of December 13, 2017

Newmark IPO	The initial public offering of 23 million shares of Newmark Class A common stock at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark

Newmark OpCo Preferred Investment	On June 18, 2018 and September 26, 2018, Newmark OpCo issued approximately $175.0 million and $150.0 million of EPUs, respectively, in private transactions to RBC

Newmark Research	A Newmark service providing insightful real estate market reports and analysis to our professionals and clients

Newmark Revolving Loans
Certain loans that Cantor has agreed to make from time to time to Newmark pursuant to the First Cantor Credit Agreement Amendment in an aggregate outstanding principal amount of up to $150.0 million, on substantially the same terms as other loans under such agreement, except that until April 15, 2024, the Newmark Revolving Loans will bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility

Newmark S11	Newmark S11 Holdings, LLC

NOL	Net operating loss

N Units	Non-distributing partnership units of Newmark Holdings that may not be allocated any item of profit or loss, and may not be made exchangeable into shares of Class A common stock, including NREUs and NPSUs

OECD	Organisation for Economic Co-operation and Development

Official Bank Rate	The rate the Bank of England charges banks and financial institutions for loans with a maturity of one day

OMSRs	Originated mortgage servicing rights

Open Realty	Open Realty Advisors, LLC and Open Realty Properties, LLC, which operate together as a retail real estate advisory firm

Preferred Distribution	Allocation of net profits of BGC Holdings or Newmark Holdings to holders of Preferred Units, at a rate of either 0.6875% (i.e., 2.75% per calendar year) or such other amount as set forth in the award documentation

Preferred Units	Preferred partnership units in Newmark Holdings or, prior to the closing of the Corporate Conversion, BGC Holdings, such as PPSUs, which are settled for cash, rather than made exchangeable into shares of Class A common stock, are only entitled to a Preferred Distribution, and are not included in BGC’s or Newmark’s fully diluted share count

Preqin	Preqin Ltd

Producers	Customer-facing, revenue-generating professionals, including brokers, salespersons, front-office personnel, and originators, who are directly compensated based wholly or in part on the revenues they contribute to generating, revenue-generating professionals, including brokers, salespersons, front-office personnel, and originators

RBC	Royal Bank of Canada

Real Estate LP	CF Real Estate Finance Holdings, L.P.

Recurring revenues	Includes all pass through revenues, as well as fees from Newmark’s servicing business, GCS, Property Management, its flexible workspace platform, and V&A, as well as Spring11

REIT	Real estate investment trust

RSUs	BGC or Newmark restricted stock units, paid or payable in shares of BGC Class A common stock or Newmark Class A common stock, respectively, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, or issued in connection with certain acquisitions

SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended

Separation	Principal corporate transactions pursuant to the Separation and Distribution Agreement, by which the BGC Entity Group transferred to the Newmark Entity Group the assets and liabilities of the BGC Entity Group relating to BGC’s real estate services business, and related transactions, including the distribution of Newmark Holdings units to holders of units in BGC Holdings and the assumption and repayment of certain BGC indebtedness by Newmark

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

Signature	Signature Bridge Bank, N.A.

Signature transactions
On October 2, 2023, the FDIC, in its capacity as receiver for Signature closed on the sale of approximately $16.6 billion of capital commitment facilities made by Signature to private equity funds, which represented Signature’s banking loan portfolio. On December 15, 2023, the FDIC announced the completion of the sale of approximately $33 billion of the Signature commercial real estate loan portfolio, representing the final transaction for the Signature loan portfolio. Newmark served as the exclusive advisor to the FDIC for the sale of the Signature loan portfolio

SOFR	Secured Overnight Financing Rate

SPAC	Special purpose acquisition company

Spin-Off
The pro rata distribution, pursuant to the Separation and Distribution Agreement, by BGC Partners to its stockholders of all of the shares of Newmark Common Stock owned by BGC Partners immediately prior to the effective time of the Spin-Off, completed on November 30, 2018

Spring11	Spring11 Holdings, LP

SPV	Special purpose vehicle

Standing Policy	In March 2018, Newmark’s Compensation Committee and Audit Committee approved Mr. Lutnick’s right, subject to certain conditions, to accept or waive opportunities offered to other executive officers to monetize or otherwise provide liquidity with respect to some or all of their limited partnership units of Newmark Holdings or to accelerate the lapse of or eliminate any restrictions on equity awards

TAM	Total addressable market

TDRs	Troubled debt restructurings

Total debt	Newmark’s quarterly volumes from mortgage brokerage and GSE/FHA originations together

Tradeweb	Tradeweb Markets, Inc.

U-3	The number of unemployed individuals as a percentage of the entire labor force; considered the official unemployment rate by the U.S. Department of Labor

U.K.	United Kingdom

U.S. GAAP or GAAP	Generally Accepted Accounting Principles in the United States of America

UBT	Unincorporated Business Tax

V&A	Valuation and Advisory

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

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “possible,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The information included herein is given as of the filing date of this Annual Report on Form 10-K with the SEC, and future results or events could differ significantly from these forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties. Factors that could cause future results or events to differ from those expressed in these forward-looking statements include, but are not limited to, the risks and uncertainties described or referenced in this Form 10-K in Part I, Item 1A, Risk Factors, in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk. Except to the extent required by applicable law or regulation, the Company does not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

RISK FACTOR SUMMARY

The following is a summary of material risks that could affect our business, each of which may have a material adverse effect on our business, financial condition, results of operations and prospects. This summary may not contain all of our material risks, and it is qualified in its entirety by reference to the more detailed risk factors set forth in Part I, Item 1A, Risk Factors.

•General conditions in the economy, commercial real estate market and the banking sector (including perceptions of such conditions) can have a material adverse effect on our business, financial condition, results of operations and prospects.
•Interest rate increases in response to inflation rates may have a material negative impact on our businesses.
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
•We are and we will continue to be exposed to political, economic, legal, regulatory, operational and other risks, including with respect to the outbreak of hostilities or other instability, inherent in operating in foreign countries.
•The long-term effects of the COVID-19 pandemic continue to significantly disrupt and adversely affect the environment in which we and our clients and competitors operate, including ongoing changes in demand in the commercial real estate services industry.
•If we fail to comply with laws, rules and regulations applicable to commercial real estate brokerage, valuation and advisory, mortgage transactions and our other business lines, then we may incur significant financial penalties.
•Changes in relationships with the GSEs and HUD could adversely affect our ability to originate commercial real estate loans through such programs, although we also provide debt and equity to our clients through other third-party capital sources. Compliance with the minimum collateral and risk-sharing requirements of such programs, as well as applicable state and local licensing agencies, could reduce our liquidity.
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
•We may use AI in our business, and challenges with properly managing its use could result in competitive harm, regulatory action, legal liability and brand or reputational harm.
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
•We may be required to pay Cantor for a significant portion of the tax benefit relating to any additional tax depreciation or amortization deductions we claim as a result of any step up in the tax basis of the assets of Newmark OpCo resulting from exchanges of interests held by Cantor in by Newmark Holdings for our common stock.
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
•Purchasers of our Class A common stock, as well as existing stockholders, may experience significant dilution as a result of sales of shares of our Class A common stock by us, and the perception that such sales could occur, may adversely affect prevailing market prices for our stock.
•Ongoing scrutiny and changing expectations from stockholders with respect to the Company’s corporate responsibility or ESG practices may result in additional costs or risks.
•We face increasing financial, regulatory, and transitional risks associated with the effects of climate change.

PART I

ITEM 1. BUSINESS

Throughout this document Newmark Group, Inc. is referred to as “Newmark” and, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”

Our Business

Newmark is a leading commercial real estate advisor and service provider to large institutional investors, global corporations, and other owners and occupiers. We offer a diverse array of integrated services and products designed to meet the full needs of our clients.

Our investor/owner services and products include:

•capital markets, which consists of investment sales and commercial mortgage brokerage (including the placement of debt, equity raising, structured finance, and loan sales on behalf of third parties);
•landlord (or agency) leasing;
•valuation and advisory;
•property management;
•our leading commercial real estate technology platform and capabilities;
•business rates for U.K. property owners;
•due diligence, consulting and other advisory services;
•GSEs and FHA lending, including multifamily lending and loan servicing;
•limited loan servicing and asset management; and
•flexible workspace solutions for owners.

Our corporate or occupier services and products include:

•tenant representation leasing;
•GCS, which includes real estate, workplace and occupancy strategy, corporate consulting services, project management, lease administration and facilities management;
•business rates for U.K. occupiers; and
•flexible workspace solutions for occupiers.

Our goal is to lead with extraordinary talent, data, and analytics, which together allow us to provide strategic and specialized advice. This combination enables our revenue-generating employees, including brokers, originators, and other customer-facing professionals to be highly productive and to help clients increase their efficiency and profits while optimizing their real estate portfolios. Our goal is also to continue recruiting and retaining the greatest talent in the industry and to be recognized as the leading advisor in commercial real estate services.

We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the year ended December 31, 2023, we generated revenues of approximately $2.5 billion, primarily from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees. Our revenues are widely diversified across service lines, geographic regions and clients, with our top 10 clients accounting for approximately 11.1% of our total revenue on a consolidated basis for the year ended December 31, 2023.

As of December 31, 2023, we had nearly 7,000 employees in approximately 140 offices in 120 cities. The expenses of approximately 1,150 of those employees are partially or fully reimbursed by clients, mainly in our property management and GCS businesses. In addition, and as of this same date, Newmark has licensed its name to certain independently owned commercial real estate providers that we consider business partners, with more than 430 employees of such business partners operating out of 25 offices in various locations where Newmark does not operate.

Newmark’s History

Newmark was founded in New York City in 1929, with an emphasis on local investor/owner and occupier services and products and became known for having dedicated, knowledgeable, and client-focused advisors/intermediaries. Our acquisition by Cantor Fitzgerald’s subsidiary BGC in 2011 and its subsequent investments in our business contributed to Newmark’s strong growth. From that time until we spun off from BGC in November 2018, we embarked on a rapid expansion throughout North America encompassing nearly all key business lines in the commercial real estate services sector, which included the acquisition of Berkeley Point Financial LLC in 2017. We believe our long-term growth has been a result of our management team’s strong understanding of commercial real estate as an asset class, long-term vision and deep relationships with users and owners, our strong culture of innovation and collaboration, our ability to adapt to the evolving market and to shifts in the demand for our services, and our proven track record of attracting and retaining the industry’s best talent.

Between 2011 and 2023, we increased our total revenues by a CAGR of 22%. Based on reported results, we believe that our improvement was greater than the average for our publicly traded commercial real estate services peers listed in the U.S. that have reported revenues over this period, as of February 27, 2024.

Due to this long-term record of growth, we are now a top commercial real estate services platform in the United States with a rapidly expanding international footprint.

During 2021, we ended our affiliation with Knight Frank LLP and accelerated our global growth plans. In 2022, we acquired BH2, a leading London-based real estate advisory firm and in 2023, we acquired Gerald Eve, a U.K. based full service advisory firm. Furthermore, over the past three years, we announced the addition of industry-leading international professionals in GCS, leasing, capital markets, and V&A. As a result, nearly 13% of our revenues were generated outside of the U.S. in 2023, compared with 7% in 2022 and less than 1% in 2017. Our global strategy involves adding to or growing our presence in certain key international markets in Europe, Asia, and the Americas, while partnering with local companies in other markets. We also expect to continue bolstering our presence in the U.S.

Our Services

Newmark offers a diverse array of integrated services designed to meet the full needs of both real estate investors/owners and occupiers. We believe our technological advantages, industry-leading talent, deep and diverse client relationships and suite of complementary services allow us to actively cross-sell our services and drive margins.

Real Estate Investor/Owner Services and Products

Capital Markets. We offer a broad range of capital markets services, including investment sales and mortgage brokerage (which includes debt and equity placement, fundraising, and recapitalization) of individual assets, portfolios and operating companies. We match capital providers with capital users. Our capital markets professionals have deep relationships with investors and capital sources of various composition, including government sponsored agencies, insurance companies, pension funds, real estate investment trusts, private funds, private investors, developers and construction firms.

Landlord (or “Agency”) Representation Leasing. We understand the nuanced needs of corporate, institutional, family and entrepreneurial property owners, and develop customized leasing strategies to help them attract and maintain the right tenants. Armed with both on-the-ground intelligence and comprehensive data, we help landlords find opportunities and make sound decisions. From strategic planning to property and asset management, we believe that our seamless services deliver increased revenue and enhanced value for our clients.

V&A. Our V&A professionals execute projects of nearly every size and type, from single properties to large portfolios, existing and proposed facilities, and mixed-use developments across the spectrum of asset classes. Clients include banks, pension funds, equity funds, REITs, insurance companies, developers, corporations, and institutional capital sources. These institutions utilize the advisory services we provide in their loan underwriting, construction financing, portfolio analytics, feasibility determination, acquisition structures, litigation support, property tax, and financial reporting.

Property Management. We provide property management services on a contractual basis to owners and investors in office (including medical and life sciences offices), industrial and retail properties. Property management services include building operations and maintenance, vendor and contract negotiation, project oversight and value engineering, labor relations, property inspection/quality control, property accounting and financial reporting, cash flow analysis, financial modeling, lease administration, due diligence and exit strategies. We have an opportunity to grow our property management contracts in connection with our other businesses, including higher-margin leasing or capital markets. These businesses also give us better insight into our clients’ overall real estate needs.

U.K. Business Rates Services. Gerald Eve has a strong foundation of expertise in business rates, which is a property tax that is payable with respect to all commercial properties in the U.K. This tax is based on government valuations that are reassessed every three years. The owner of each property has a right to challenge the level of value assessed on their premises. Gerald Eve has delivered a significant amount of savings for its investor and owner clients since 2017. As part of this service, we manage rate payments and process a significant amount of liabilities annually. Our success is underpinned by the deep knowledge our business rates team has of property sectors, property cases, market movements, and complex legislative procedures. We currently advise over 40 of the companies listed on the FTSE 100 and are an established market leader in the U.K. with over 2,000 corporate clients. This business provides valuable connectivity to many of our other service lines and generates a solid stream of recurring and predictable revenues.

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

Due Diligence, Consulting, Advisory Services and Other Services. We provide commercial real estate due diligence consulting and advisory services to a variety of clients, including lenders, investment banks and investors. Our core competencies include underwriting, modeling, structuring, due diligence, and asset management. We also offer clients cost-effective and flexible staffing solutions through both on-site and off-site teams. We believe this business line and other non-brokerage services we offer give us additional ways to cross-sell services and add value to our clients.

GSE/FHA Services

Lending. We operate a leading commercial real estate finance company focused on the origination and sale of multifamily and other related commercial real estate loans through government-sponsored and government-funded loan programs, as well as the servicing of loans originated by it and third parties. We participate in loan origination, sale, and servicing programs operated by two GSEs, Fannie Mae and Freddie Mac. We also originate, sell and service loans under HUD FHA programs, and are an approved MAP and HUD LEAN lender, as well as an approved Ginnie Mae issuer.

Through HUD’s MAP and LEAN Programs, we provide construction and permanent loans to developers and owners of multifamily housing, affordable housing, senior housing and healthcare facilities. We are one of 25 approved lenders that participate in the DUS program and one of 22 lenders approved as a Freddie Mac seller/servicer. As a low-risk intermediary, we originate loans guaranteed by government agencies or entities and pre-sell such loans prior to transaction closing. We have established a strong credit culture over decades of originating loans and remain committed to disciplined risk management from the initial underwriting stage through loan payoff.

Loan Servicing and Asset Management. In conjunction with our origination services, we sell the loans that we originate under GSE and FHA programs and retain the servicing of those loans. Our GSE/FHA loan servicing portfolio provides a stable, predictable recurring stream of revenue to us over the life of each loan. The typical multifamily loan that we originate and service under these programs is either fixed or variable rate and includes significant prepayment penalties. These structural features generally offer prepayment protection and provide more stable, recurring fees. In addition to our GSE/FHA portfolio, we also offer limited and special servicing as well as asset management for a wide range of commercial and multifamily loans.

Our servicing operations are rated by Fitch, S&P, and Kroll for commercial loan primary and special servicing and consist of a team of professionals dedicated to primary, limited, and special servicing and to asset management. These professionals focus on financial performance and risk management to anticipate potential property, borrower, or market issues. Portfolio management conducted by these professionals is not only a risk management tool, but also leads to deeper relationships with borrowers, resulting in continued interaction with borrowers over the term of the loan, and potential additional financing opportunities.

Additional information regarding our key GSE/FHA lending channels:

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

•Warehouse Loan Agreements. We finance our loan originations under GSE programs through collateralized financing agreements in the form of warehouse loan agreements with multiple lenders with an aggregate commitment as of December 31, 2023 of $1.5 billion, an aggregate of $1.1 billion of uncommitted warehouse lines with two lenders, and an uncommitted $400 million Fannie Mae loan repurchase facility. As of December 31, 2023 and December 31, 2022, we had collateralized financing outstanding of approximately $498.6 million and $137.4 million, respectively. Collateral includes the underlying originated loans and related collateral, the commitment to purchase the loans, and credit enhancements from the applicable GSE or HUD. We typically complete the distribution of the loans we originate within 30 to 60 days of closing. Proceeds from the distribution are applied to reduce borrowings under the warehouse loan agreements, thus restoring borrowing capacity for further loan originations under GSE programs.

•Flexible Workspace Provider. We offer amenity-rich and flexible work environments across a network of offices located primarily in Europe and North America, including through Knotel and Deskeo. We make smart, city-dependent choices with buildings that serve investors and owners of real estate by providing a bespoke solution with world-class amenities.

Real Estate Corporate or Occupier Services and Products

Tenant Representation Leasing. We represent commercial tenants in virtually all aspects of the leasing process (often in conjunction with GCS), including space acquisition and disposition, strategic planning, site selection, financial and market analysis, economic incentives analysis, lease negotiations, lease auditing and project management. We assist clients by defining space requirements, identifying suitable alternatives, recommending appropriate occupancy solutions, negotiating lease and ownership terms with landlords and minimizing real estate costs and associated risks for clients through analyzing, structuring and negotiating business and economic incentives, as well as advising on relevant sustainability and environmental issues. Fees are typically based on a percentage of the total financial consideration of the lease commitment for executed leases and are generally earned when a lease is signed. In many cases, landlords are responsible for paying the fees. We use innovative technology and data to provide tenants with an advantage in negotiating leases, which has contributed to our market share gains.

Global Corporate Services. GCS is our consulting and outsourcing services business that focuses on reducing occupancy expenses and improving efficiency for corporate real estate occupiers, with significant, often multi-national presences. We provide beginning-to-end corporate real estate solutions for clients. GCS strives to make its clients more effective by optimizing real estate usage, managing overall corporate footprint expenses, and improving workflow and human capital efficiency through large scale data analysis and our industry-leading technology.

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

We believe that GCS provides us with a unique lens into commercial real estate and offers ways to win business across multiple business lines. Whether a client currently manages its real estate function in-house (insource) or has engaged an external provider (outsource), GCS aims to create value by securing accounts that are first generation outsourced or by gaining outsourced market share. GCS often provides us with recurring and/or contractual revenue streams when it enters into multi-year contracts for ongoing services, such as project and facilities management and real estate and lease administration over the course of the contract.

For the past 15 years, the International Association of Outsourcing Professionals has named Newmark to The Best of The Global Outsourcing 100®, which identifies the world’s best outsourcing providers across all industries.

Additional information about our GCS platform:

•Workplace and Occupancy Strategy. Our workplace strategy and human experience team includes real estate strategists, architects, financial analysts, change managers, and subject matter experts with experience in the components of a successful workplace. We focus on the people, place and process aspects that drive performance. We work with clients to make the experience of going to work more engaging, supportive, and productive by inspiring people through meaningful placemaking. Our clients include leading corporations who are increasingly rethinking their approach to the workplace. They are motivated by a variety of factors — including making their people happier, safer and healthier, driving organizational change and re-alignment, and being more effective with their real estate and technology investments. Our team leverages workplace strategies to tailor environments where employees want to come to work, participate and perform.

•Energy and Sustainability Services. Our Energy and Sustainability Services team aims to help management services clients lower energy costs, increase net operating income and support responsible corporate stewardship, and include: calibration of outside air/demand control ventilation, energy procurement, Energy Star management, enhanced air filtration and indoor air quality upgrades, electrical demand lightning, electrical load curtailment (demand response), EV charging stations, LED lighting upgrades, Leadership in Energy and Environmental Design certification, renewable energy and utility data management and benchmarking.

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

U.K. Business Rates Services. Gerald Eve has a strong foundation of expertise in business rates, which is a property tax that is payable with respect to all commercial properties in the U.K. This tax is based on government valuations that are reassessed every three years. The occupier of each property has a right to challenge the level of value assessed on their premises. Gerald Eve has delivered a significant amount of savings for its occupier clients since 2017. As part of this service, we manage rate payments and process a significant amount of liabilities annually. Our success is underpinned by the deep knowledge our business rates team has of property sectors, property cases, market movements, and complex legislative procedures. We currently advise over 40 of the companies listed on the FTSE 100 and are an established market leader in the U.K. with over 2,000 corporate clients. This business provides valuable connectivity to many of our other service lines and generates a solid stream of recurring and predictable revenues.

Flex Workspace Provider. We offer amenity-rich and flexible work environments across a network of offices located primarily in Europe and North America including through Knotel and Deskeo. We make smart, city-dependent choices with buildings that serve occupiers of real estate by providing a bespoke solution with world-class amenities.

Business Partners

In certain smaller U.S. and international markets in which we do not maintain Newmark-owned offices, we have agreements in place to operate on a collaborative and cross-referral basis with certain independently owned offices in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independent offices are referred to as business partners. We believe these partnerships allow us to provide the best service to our clients and higher returns to our shareholders, without diluting our focus. These business partners may use some variation of our branding in their names and marketing materials. These agreements typically take the form of multi-year contracts, and provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. While we do not derive a significant portion of our revenue from these relationships, they do enable us to seamlessly provide service to our mutual clients. These business partners give our clients access to additional brokerage professionals with local market research capabilities as well as other commercial real estate services in locations where the Company does not have a physical presence. The discussion of our financial results and other metrics reflects only the business owned by us and does not include the results for business partners using some variation of the Newmark name in their branding or marketing. See “Risks Related to Our Business—Risks Related to Our Commercial Contracts and Arrangements—We may not be able to replace partner offices when affiliation agreements are terminated, which may decrease our scope of services and geographic reach,” under Part I, Item 1A, Risk Factors.

Industry Trends and Opportunity

We expect the following industry and macroeconomic trends to impact our market opportunity:

Large and Highly Fragmented Market. We estimate that the commercial real estate services industry is a more than $400 billion global revenue market opportunity. This TAM represents the actual and/or potential revenues that are or could be generated annually by public and private commercial real estate services firms. We believe that a significant portion of the TAM currently resides with smaller and regional companies offering services like ours. We also believe that a large percentage consists of real estate services that are performed in-house by owners and occupiers but that could be partially or entirely outsourced. The estimated TAM also includes businesses in which our public commercial real estate services competitors operate but where Newmark currently does not, such as real estate investment management. We estimate that less than 20% of the potential revenue in the global commercial real estate services market is currently serviced by the top 10 global firms (by total revenues), leaving a large opportunity for us to reach clients through superior experience and high-quality service, relative to both our larger competitors and the significant number of fragmented smaller and regional companies. We believe that clients increasingly value full service real estate service providers with comprehensive capabilities and multi-jurisdictional reach. We believe this will provide a competitive advantage for us as we have full-service capabilities to service both real estate owners and occupiers.

Institutional Investor Demand for Commercial Real Estate. Institutions investing in real estate often compare their returns on investments in real estate to those of alternative asset classes, benchmark sovereign bonds, and investment-grade corporate bonds. Even with their recent rise, benchmark interest rates have remained below long-term average historical rates around the world over the past several years. For example, ten-year U.S. Treasuries averaged just under 6% over the fifty years ended December 31, 2023, compared with approximately 2.3% over the past five and ten calendar years, 2.9% in 2022, and 4.0% in 2023. From the end of the Great Recession through the first half of 2022, this generally offered investors appealing spreads between those rates and risk-adjusted total returns for commercial real estate, which attracted significant investment from the portfolios of sovereign wealth funds, insurance companies, pension and mutual funds, high net worth investors and family offices, and other institutional investors, leading to an increased percentage of direct and indirect ownership of real estate related assets over time.

Beginning in the second half of 2022 and continuing through 2023, investment and origination volumes in commercial and multifamily real estate declined significantly from the record levels recorded a year earlier. This was largely due to both the relatively rapid rise in both the absolute level of interest rates and the increase in overall interest rate volatility as measured by ICE BofA MOVE Index and similar indices as well as widening credit spreads. A large percentage of commercial real estate investment is financed with debt, and these recent macroeconomic conditions made the financing of deals more challenging. Despite this recent slowdown in industry-wide activity, over the long term, institutions continue to expect to invest in global real estate. For context, the weighted average target allocation for all global institutional investors to real estate increased from 5.6% of their overall portfolios in 2010 to 9.6% in 2015 and 10.8% in 2023, according to figures from an annual survey by Cornell University’s Baker Program in Real Estate and Hodes Weill & Associates. The Cornell survey estimates that the global target allocations will remain at 10.8% in 2024, which would be consistent with the levels reported for 2022 and 2023 but be nearly double the percentage in 2010. We expect these relatively high investor allocations to benefit our owner-focused businesses as interest rates and transaction activity normalize. According to recent data from Bloomberg, economists and futures market participants widely expect major central banks, including the Federal Reserve, to begin lowering short term rates over the summer of this year. We would expect such a pivot to lead to real estate capital markets activity beginning to accelerate in the second half of 2024 and into 2025.

One indication that investors remain ready to deploy capital toward real estate is the uninvested amounts held by global real estate focused institutions in closed-end funds. Preqin estimated that there was approximately $405 billion of investible funds held by such institutions as of December 31, 2023, versus $235 billion in 2015 and $157 billion in 2010. These figures exclude the significant amount of real estate assets held by other types of investors and owners, such as publicly traded REITs, non-traded REITs, and open-ended core property funds. According to the most recent data from MSCI, total global funds under management by real-estate focused institutional investors was $13.3 trillion in 2022, while the total size of overall investible real estate market was $19.5 trillion.

We expect industry volumes to bounce back relatively quickly once interest rates stabilize. While the rise in interest rates may be challenging in the short term, we remain excited about our market position and our future.

Significant Levels of Commercial Mortgage Debt Outstanding and Upcoming Maturities. As of the most recently available data from the MBA, there is approximately $4.7 trillion in U.S. commercial and multifamily mortgage debt outstanding (excluding loans for acquisitions, development, and construction, as well as loans collateralized by owner-occupied commercial properties). Of this amount, approximately $2.6 trillion is expected to mature between 2024 and 2028. Refinancing typically makes up a significant portion of overall industry originations. For context, the MBA states that total U.S. commercial and multifamily originations were $713 billion in 2019, $614 billion in 2020, $891 billion in 2021, and $816 billion in 2022. U.S. origination volumes declined in 2023 to $444 billion, but the MBA projects that they will resume their long-term growth trend over the following two years. In the intermediate term, we expect the increase in interest rates and generally rising capitalization rates, as well as the pullback in commercial real estate lending by banks and other traditional lenders, will lead a large and growing percentage of investors and owners to find alternative solutions, including via the growing share of loans we expect to be originated by alternative lenders such as private credit funds. We anticipate a significant portion of debt maturities to be resolved not only through refinancing, which should help our mortgage brokerage and origination businesses, but also through the kinds of more complex and sophisticated restructurings, loan sales, and recapitalizations in which Newmark specializes. Our capital markets clients have sought, and we believe will continue to seek, our counsel with respect to addressing their related investing and financing needs. We expect our professionals to not only provide our clients with innovative capital markets solutions, but to offer integrated services from our experts across leasing, V&A, property management, and other areas of Newmark. By using a collaborative and multidisciplinary approach, we can provide our clients with extensive industry and product expertise along regional, national, and increasingly global reach across a wide variety of property types.

Steady interest rate environments typically stimulate our capital markets business, where demand is often dependent on attractive all-in borrowing rates versus expected asset yields. Demand also depends on credit accessibility and general macroeconomic trends. As interest rates stabilize, we expect this to increase demand for our origination, investment sales, and mortgage brokerage businesses.

Favorable Multifamily Demographics Driving Growth in Multifamily Originations and Sales. Increasing sales prices for single-family homes relative to wages, the rise in mortgage rates, relatively low home construction rates over the past decade, an aging population, and immigration to the United States are among the factors increasing demand for new apartment living in the U.S., as well as for single-family rental housing. We expect these factors to support continued growth for our multifamily capital markets business, which provides integrated investment sales, mortgage brokerage, GSE/FHA lending, and loan servicing capabilities. We believe that the combination of these businesses has provided and will continue to have a multiplier effect that drives growth across the Company.

Trend Toward Outsourcing of Commercial Real Estate Services. We estimate that the outsourcing of real estate-related services has reduced both property owner and tenant costs, which has increased the profitability for those who utilize commercial real estate and spurred additional demand for property. We believe that the more than $400 billion global revenue opportunity includes a large percentage of companies and landlords that have not yet outsourced their commercial real estate functions, including many functions offered by our management services businesses. Large corporations are focused on consistency in service delivery and centralization of the real estate function and procurement to maximize cost savings and efficiencies in their real estate portfolios. This focus tends to lead them to choose full-service providers like Newmark, where customers can centralize service delivery and maximize cost savings. We expect our GCS and property management businesses to benefit from the continued growth of outsourcing. For those companies and landlords who do not outsource, we consult with them and offer technology solutions to facilitate self-management more efficiently. In addition, the COVID-19 pandemic has increased demand among owners and occupiers of commercial real estate for ways to best manage their property portfolios and maximize the safety and productivity of their workforce. Our GCS business has seen increased demand for services relevant to these client needs. We believe that our outsourcing, consulting, and technology offerings allow us to engage further with clients and position us for opportunities to provide additional services to fulfill their needs.

Changing Nature of Office Usage. Since the onset of the COVID-19 pandemic, a large percentage of our occupier clients have begun to examine the best ways to utilize office space as they seek to attract and retain talent. This has led to occupiers reducing the amount of office space they lease or will lease, particularly in the technology sector. At the same time, across most industries and regions, older office buildings in less desirable locations (often referred to as “class B” or “class C” space) have seen reduced demand and lease or sell at significant discount to “class A” space, which are newer, renovated, LEED certified, and have more amenities. Class A properties not only command historically high prices relative to class B and class C office space, but often at higher absolute prices per square foot than before the pandemic. This flight to quality has negatively impacted industry capital markets and leasing activity related to class B and class C space.

While it remains to be seen how long these recent trends with respect to office utilization will continue, there are indications that they have recently stabilized. For example, the Kastle Barometer reported that the physical employee presence percentage remained below 35 for most of 2021, climbed from the low 40s in early 2022 to the high 40s towards the end of 2022, and climbed above 50 for the first time since early 2020 at the end of January 2023. It remained just above 51 as of mid-December 2023. Separately, the Freespace Index, which measures office attendance in hundreds of buildings globally (based on data collected from over 150,000 motion sensors worldwide), suggested that employees worked in person in mid-December 2023 at approximately 75% of the rate at which they did in 2019 prior to the COVID-19 pandemic. The comparable percentages of pre-pandemic attendance levels were 71% in Europe, the Middle East, and Africa, and 77% in the Asia-Pacific region as of December 31, 2023. A year earlier, these percentages were 61%, 59%, and 62%, respectively.

While office attendance has improved, we believe that is unlikely that it will return to pre-pandemic levels in the near or intermediate term. To the extent occupiers continue to further increase the percentage of employees working in offices, we expect to have additional opportunities for our professionals in tenant restructuring and portfolio optimization. Our teams are also actively collaborating with clients to differentiate or repurpose underutilized spaces, including with respect to converting office space into multifamily, life sciences, industrial, or other uses. We also expect the need for flexibility and hybrid workforces to create opportunities for both our Company-owned flexible workspace business and for our Company to broker leasing transactions involving external flexible workspace platforms.

Our Competitive Strengths

We believe our success has been driven by a unique combination of strategies, including:

Valuable Market Insight. The notional value of leasing, investments sales, mortgage brokerage, and GSE/FHA origination transactions that we facilitated, as well as the estimated value of all properties appraised by our V&A business, was approximately $1.7 trillion in 2022 and 2023 combined. We believe that our strong capital markets, leasing, and V&A businesses provide us with extraordinary and valuable insight across the commercial and multifamily real estate markets.

Expertise and Knowledge. Our comprehensive platform and in-depth knowledge of local, national, and global real estate markets, coupled with our strong understanding of commercial real estate as an asset class, ability to adapt to the evolving market and to shifts in the demand for our services, and deep relationships with users and owners empower us to supply an array of solutions for our clients.

Attracting and Retaining Talent. Newmark’s strong culture of innovation, and collaboration has helped us hire and retain a significant number of the industry’s most talented professionals over the past decade, while encouraging their innovative and entrepreneurial natures and empowering them through our technology, data analytics, and infrastructure. We believe this makes them better at what they do while strengthening client relationships and enabling our professionals to deliver higher returns for them. Over the past decade, Newmark has been able to provide full-service capabilities while maintaining a manageable scale and has gained market share and risen in relevant league table standings across many business lines. We have accomplished this in part by investing in leadership and recruiting the top performers across our diverse business lines and geographies to our platform. We believe that we will duplicate this success over time as we further expand our presence outside the U.S.

Historically, we have generated strong cash flows from our business and use those proceeds to invest by adding high profile revenue-generating professionals, including brokers and originators and other client-facing individuals. Our newly hired producers generally achieve dramatically higher productivity in their second and third years with the Company, although we incur related expenses immediately. As newly hired producers increase their production, our commission revenue and earnings growth should accelerate, thus reflecting our strong expected operating leverage.

Culture of Ownership. Our broad-based employee ownership, which was collectively 28% of our fully diluted shares as of December 31, 2023, helps to recruit and retain our talent, encourages an ownership mindset and shared long-term vision, and promotes cross-selling in an environment where our professionals work together within and across business lines to productively and creatively solve our clients’ real estate needs. We also believe that this ownership culture serves to align the interests of employees with those of our bondholders and stockholders.

Flat Organization. Our professionals and clients have open and consistent access to our senior leadership team, in what we believe is a flatter and more transparent organizational structure than those of our competitors. This cooperative culture aids our flexibility to collaborate across our business practices and markets to provide world-class client service.

Industry-Leading Revenue per Employee. Newmark’s focus is on higher revenue and higher margin businesses, which we believe helps make our professionals among the most productive among U.S.-listed full-service peers. For example, we believe Newmark’s total average revenue per employee was more than 80% higher than the average for our U.S.-listed full-service peers in 2022, which is the most recent year for which data is available for all relevant companies.

Acquisitions. We have acquired over 55 companies since 2011, with attractive expected returns across what were then new and/or complementary business lines. Approximately 58% of our top-line improvement between 2011 and 2022 was due to acquisitions, and we grew the revenues of these acquired companies by an average of 50% since they became part of our platform. These figures exclude Gerald Eve, as we have not owned it for more than 12 months as of the date of this filing.

Full-Service Capabilities. We provide a fully integrated real estate services platform to meet the needs of our clients and seek to provide beginning-to-end services when relevant. We lead with capital markets, where we aim to build the number one platform in the U.S., while expanding our investment sales and debt businesses internationally. We expect this to have a continued multiplier effect on many of our other investor- and owner-focused revenue streams across the Company, including in GSE/FHA origination and loan servicing, V&A, property management, our underwriting, asset management, and servicing platform, and landlord representation leasing. We expect this virtuous circle to continue to drive our growth over time. We are also actively cross-selling our occupier-focused services, which are described above. Today’s clients are focused on consistency of service delivery and centralization of the real estate function and procurement, resulting in savings and efficiencies, and allowing them to focus on their core competencies. Our target clients increasingly award business to full-service commercial real estate services firms, a trend which we believe benefits our business over many of our competitors. Additionally, our capabilities afford us an advantage when competing for business from clients who are outsourcing real estate services for the first time, as well as clients seeking best in class data, industry knowledge, and technology solutions. We believe our comprehensive and collaborative approach to commercial real estate services has allowed our revenue sources to become well-diversified across services and key markets throughout the U.S., U.K., and increasingly, other global locations.

Opportunity to Grow Domestic and Global Footprint. In 2023, nearly 13% of our revenues were from international sources, while our largest, full-service, U.S.-listed competitors generated approximately 25% to 45% of their revenues outside the U.S. for the most recent fiscal years reported. We believe that our successful history of acquiring over 55 companies since 2011 and making profitable hires across our business lines and existing geographies demonstrate our ability to continue to grow substantially around the globe.

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

Strong Financial Position to Support High Growth. We generate significant earnings and have a long-term track record of generating strong and consistent cash flow. We had $164.9 million of cash and cash equivalents and $600 million available under our revolving Credit Facility as of December 31, 2023.

In January of 2024, we closed an offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. The company used the net proceeds to repay the $420.0 million outstanding under the Delayed Draw Term Loan Credit Agreement and $130.0 million of outstanding revolving debt. We expect to use our strong balance sheet and future cash flow generation to fuel our future growth.

Employee Ownership and Equity-Based Compensation Yields Multiple Benefits. Unlike many of our peers, virtually all of our key executives and revenue-generating employees have partnership and/or equity stakes in our Company. This strong emphasis on ownership promotes an entrepreneurial culture that enables us to attract and retain top producers in key markets and service lines. See “—Human Capital Management.”

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

Technology and Data Analytics

We recognize the transformative impact of technology on the broader commercial real estate industry and on evolving client expectations. We believe our technology portfolio, centered around customer needs, empowers our professionals to deliver exceptional real estate experiences and exceptional value. Newmark seeks to redefine industry standards and to leverage data-driven market, client, and property insights, alongside seamless transaction management and our proven client servicing capabilities. We believe that our holistic approach to internal data capture and integration with outside data providers can open up new revenue opportunities across nearly all of our service lines. The tight partnership between Newmark producers and our technology teams should enable cutting-edge solutions and highly productive technology investments. With a focus on the future and anticipating client needs, we expect this synergy to position our professionals with a competitive edge, as detailed below.

Integrated Capital Markets Platform. Our suite of capital markets products, intended for use by our investment sales, debt financing, and debt servicing personnel, captures critical data, which is then fed into our comprehensive capital markets insights platform. This integration can empower our professionals with valuable insights into investor, lender, and seller activity.

Newmark’s end-to-end digitization of the loan lifecycle used by our professionals connects pre-screeners, processors, business support, closers, underwriters, traders, and servicing on one platform. Through standardized workflows, automation, and system integrations, our digital loan underwriting tool is designed to reduce data input redundancy, improve productivity and accuracy, and reduce cycle times. We believe the integration between our capital markets products creates a convergence of investment and debt sales, financing, and servicing, harmonizing Newmark’s capital markets platform for operational efficiency.

Newmark’s internal deal management and customer relationship management solution facilitates the entire deal management process from lead generation to transaction closing. It provides a centralized platform for managing clients and prospects and allows for efficient tracking of investor activity through its transaction management module. Additionally, the solution integrates full-service conversion opportunities, which may enhance the potential for increased revenue. We believe that this software streamlines the deal management process for Newmark professionals, capturing pivotal data points from the inception of client interest to the finalization of deals.

Business Intelligence. Newmark offers internal self-service analytics dashboards that consolidate data from diverse sources, providing our professionals with valuable insights and intelligence to assist in their business pursuits. Newmark’s GCS technology solution, Newlitic, aggregates and integrates information across an enterprise’s real estate portfolio into one single platform. A flexible and intuitive tool for commercial real estate professionals, this software offers capabilities for multiple management reporting needs—including occupancy utilization, portfolio and lease administration, transaction management, capital projects and facilities management—through customizable web dashboards.

Property Intelligence. Newmark’s interactive site selection intelligence platform offers clients extensive market and property intelligence to aid in their location decision-making process. By leveraging data visualization, our interactive platform enables clients to make informed decisions based on demographics and logistics. Our digital tourbook generator, Spaceful, enhances the tour process for our clients through an intuitive mobile user experience. It allows brokerage teams to collaborate and make real-time adjustments, creating elegant tourbooks with auto-generated maps quickly. This software furthers our commitment to sustainability, by reducing the need for paper and streamlining collaboration and touring.

Full-Service V&A Product Suite. Newmark’s V&A digital solutions used by our professionals contain extensive repositories of sales data, comparable leases, and building operating expenses. Use of such datasets is intended to reduce appraisal modeling time while improving report accuracy. Our property management digital solution used by our professionals is designed to improve visibility into sales pipelines, new business pursuits, service agreements, and vendor management revenue. Processes are streamlined through centralization, notification automation, and simplified templates. We are committed to empowering our professionals with customized data and digital solutions intended to improve and optimize the client experience and help drive growth.

AI and Machine Learning. We have begun to implement an AI solution for use by our personnel designed to enable Newmark professionals to improve efficiencies by unburdening them from time-consuming routine tasks and enabling them to focus on value-add endeavors.

Industry Recognition

As a result of our experienced management team’s ability to skillfully grow the Company, we have become a nationally recognized brand. Over the past several years, we have consistently won a number of U.S. industry awards and accolades, been ranked highly by third-party sources, and significantly increased our rankings, which we believe reflects recognition of our performance and achievements. For example:

•Ranked #2 Top Office Brokers, Real Capital Analytics, 2023;
•Ranked #2 Top Apartment Brokers, Real Capital Analytics, 2023;
•Ranked #2 Top Office Brokers, Real Estate Alert, 2023;
•Ranked #2 Top Brokers of Multi-Family Properties, Real Estate Alert, 2023;
•Ranked #2 Top Mortgage Banking & Brokerage Firms, Commercial Property Executive, 2024;
•Ranked #3 Top Brokers by Investment Volume, Real Capital Analytics, 2023;
•Ranked #3 Top CRE Brokerage Firms and #4 Top Sales Firms, Commercial Property Executive, 2023;

•Ranked #4 Top Cross-Border Brokers, Real Capital Analytics, 2023;
•Ranked #4 Top Overall Brokers, Real Estate Alert, 2023;
•Ranked #4 Top Retail Brokers, Real Estate Alert, 2023;
•Ranked #4 Top Brokers of Hotels, Real Estate Alert, 2023;
•Ranked Top 5 Fannie Mae multifamily loan servicer (per the MBA), 2023;
•Ranked among Freddie Mac’s Top Lenders for 2023 by the agency, including:
◦#4 Top Optigo® Lender – by Volume
◦#4 Top Optigo® Lender – Conventional
◦#4 Top Optigo® Lender – Student Housing
◦#5 Top Optigo® Lender – Targeted Affordable Housing;
•Ranked among The Global Outsourcing 100® by the International Association of Outsourcing Professionals, 2024, for the 15th consecutive year;
•Gerald Eve, a Newmark company, named Property Advisor of the Year by the Educator Investor Awards, 2023; and
•IR Magazine Awards - US 2024 nomination for best overall investor relations (small cap).

Clients

Our clients include a full range of real estate owners, occupiers, tenants, investors, lenders, small and medium size businesses, as well as multi-national corporations and some of the largest institutional owners of real estate in the world in numerous markets and across multiple property types, including office, retail, industrial, multifamily, student housing, hotel/lodging, data centers, healthcare, self-storage, land, condominium conversions, subdivisions and special use. Our clients vary greatly in size and complexity, and include for-profit and non-profit entities, governmental entities and public and private companies.

Sales and Marketing

We seek to develop our brand and highlight its expansive platform while reinforcing our position as a leading commercial real estate services firm in the United States through national brand and corporate marketing, local marketing of specific business lines and targeted brokerage professional marketing efforts, as described below.

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

Local Market Expertise and Targeted Brokerage Professional Efforts. On a local level, our offices (including those owned by us and those independently owned by business partners) have access to tools and templates that provide our revenue-generating professionals with the market knowledge we believe is necessary to educate and advise clients, and also to bring properties to market quickly and effectively. These tools and templates include proprietary research and analyses, web-based marketing systems and ongoing communications and training about our depth and breadth of services. Our professionals use these local and national resources to participate directly in selling to, advising and servicing clients. We provide marketing services and materials to certain business partners as part of an overall agreement allowing them to use our branding. We also benefit from shared referrals and materials from local offices.

Leading Research Capabilities. We invest in and rely on comprehensive and proprietary research to support and guide the development of real estate and investment strategy for our clients. Research plays a key role in keeping colleagues attuned to important trends and changing conditions in world markets. We disseminate this information internally and externally directly to prospective clients and the marketplace through the company website, direct email, and social media. We believe that our investments in research and technology are critical to establishing our brand as a thought leader and expert in real estate-related matters and provide a key sales and marketing differentiator.

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

Competition

We compete across a variety of business disciplines within the commercial real estate industry, including commercial property and facilities management, owner-occupier, property and landlord representation, property sales, valuation, capital markets (equity and debt) solutions, GSE/FHA lending and loan servicing, limited servicing and asset management, and special servicing. Each business discipline is highly competitive on a local, regional, national and global level. We also compete with other large multi-national firms that have similar or overlapping service competencies to ours, including CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield plc, Savills plc, and Colliers International Group, Inc. In addition, more specialized large firms like Marcus & Millichap Inc., Eastdil Secured LLC and Walker & Dunlop, Inc. compete with us in certain service lines or property types. Depending on the geography, property type or service, we compete with other commercial real estate service providers, including outsourcing companies that traditionally competed in limited portions of our real estate management services business and have recently expanded their offerings. These competitors include companies such as Aramark, ISS A/S, and ABM Industries and firms that provide flexible office-space solutions, such as IWG PLC and WeWork Inc. From time to time, we also compete with in-house corporate real estate departments, institutional lenders, insurance companies, investment banking firms, and accounting and consulting firms in various parts of our business. Despite recent consolidation, the commercial real estate services industry remains highly fragmented and competitive. Although many of our competitors are local or regional firms that are smaller than us, some of these competitors are more entrenched than us on a local or regional basis.

Seasonality

Due to the strong desire of many market participants to close real estate transactions prior to the end of a typical calendar year, our business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. This is particularly true for the industry across leasing, capital markets, and V&A. For the five years from 2019 through 2023, we generated an average of approximately 22% of our revenues in the first quarter and 29% of our revenues in the fourth quarter.

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

While Newmark Holdings limited partnership interests generally entitle our partners to participate in distributions of income from the operations of our business, upon leaving Newmark Holdings (or upon any other purchase of such limited partnership interests), any such partners will only be entitled to receive over time, and provided such partner does not violate certain partner obligations, an amount for their Newmark Holdings limited partnership interests that reflects such partner’s capital account or compensatory grant awards, excluding any goodwill or going concern value of our business unless Cantor, in the case of the Founding Partners, and we, as the general partner of Newmark Holdings, otherwise determine. Our partners will be able to receive the right to exchange their Newmark Holdings limited partnership interests for shares of our Class A common stock (if, in the case of Founding Partners, Cantor so determines and, in the case of working partners and limited partnership unit holders, we, as the Newmark Holdings general partner, with Cantor’s consent, determine otherwise) and thereby realize any higher value associated with our Class A common stock. We believe that employee equity ownership creates a sense of responsibility for the health and performance of our business and a strong incentive to maximize our revenues and profitability. See “—Human Capital Management—Performance-Based and Highly Retentive Compensation Structure,” “—Our Organizational Structure,” and the information contained under “Risks Related to Our Relationship with Cantor and Its Respective Affiliates” included in Part I, Item 1A, Risk Factors.

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

We could be required to pay fines, return commissions, have a license suspended or revoked, or be subject to other adverse actions if we conduct regulated activities without a license or violate applicable rules and regulations. Licensing requirements could also impact our ability to engage in certain types of transactions, change how we conduct business or affect the cost of conducting business. We and our licensed associates may be subject to various obligations, and we could become subject to claims by regulators and/or participants in real estate sales or other services claiming that we did not fulfill our obligations. This could include claims with respect to alleged conflicts of interest where we act, or are perceived to be acting, for two or more clients. While management has overseen highly regulated businesses before and expects us to comply with all applicable regulations in a satisfactory manner, no assurance can be given that it will always be the case. In addition, federal, state and local laws and regulations impose various environmental zoning restrictions, use controls, and disclosure obligations that impact the management, development, use and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities, as well as mortgage lending availability, with respect to such properties. In our role as property or facilities manager, we could incur liability under environmental laws for the investigation or remediation of hazardous or toxic substances or wastes relating to properties we currently or formerly managed. Such liability may be imposed without regard for the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these laws and regulations may be joint and several, meaning that one of multiple liable parties could be responsible for all costs related to a contaminated site. Certain requirements governing the removal or encapsulation of asbestos-containing materials, as well as recently enacted local ordinances obligating property or facilities managers to inspect for and remove lead-based paint in certain buildings, could increase our costs of regulatory compliance and potentially subject us to claims of violations by regulatory agencies or others. Additionally, under certain circumstances, failure by our brokerage professionals acting as agents for a seller or lessor to disclose environmental contamination at a property could result in liability to a buyer or lessee of an affected property.

We are required to meet and maintain various eligibility criteria from time to time established by the GSEs and HUD, as well as applicable state and local licensing agencies, to maintain our status as an approved lender. These criteria include minimum net worth, operational liquidity and collateral requirements, and compliance with reporting requirements. We also are required to originate our loans and perform our loan servicing functions in accordance with the applicable program requirements and guidelines from time to time established by the GSEs and HUD. For additional information, see “Risks Related to Our Mortgage Servicing Business—Changes in relationships with GSEs and HUD could adversely affect our ability to originate commercial real estate loans through such programs, although we also provide debt and equity to our clients through other third-party capital sources. Compliance with the minimum collateral and risk-sharing requirements of such programs, as well as applicable state and local licensing agencies, could reduce our liquidity” included in Part I, Item 1A, Risk Factors.

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on Newmark’s consolidated financial statements. As of December 31, 2023, Newmark met all capital requirements. As of December 31, 2023, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $409.2 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under Fannie Mae’s DUS Program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of TAH loans serviced by Newmark. As of December 31, 2023, Newmark met all liquidity requirements.

In addition, as a servicer for Fannie Mae, GNMA and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of December 31, 2023 and 2022, outstanding borrower advances were approximately $1.6 and $1.3 million, respectively, and are included in “Other assets” in the accompanying consolidated balance sheets.

In order to continue our business in our current structure, we and Newmark Holdings must not be deemed investment companies under the Investment Company Act. We intend to take all legally permissible action to ensure that such entities are not subject to such Act. For additional information, see “Risks Related to Our Corporate and Partnership and Equity Structure—If we or Newmark Holdings were deemed an “investment company” under the Investment Company Act, the Investment Company Act’s restrictions could make it impractical for us to continue our business and structure as contemplated and could materially adversely affect our business, financial condition, results of operations and prospects” included in Part I, Item 1A, Risk Factors.

Human Capital Management

Human Capital Resources. Newmark is an organization built on strong values, employee engagement and ownership. At our core we are committed to providing our employees with an opportunity to participate in our success. We believe that by cultivating a dynamic mix of people and ideas, we enrich the performance of our businesses, the experiences of our increasingly diverse employee base, and the level of engagement in the communities in which we operate. We value hard work, innovation, superior client service, strong ethics and governance, and equal opportunities. Further, philanthropy is woven into our corporate culture. We believe these values foster sustainable, profitable growth. We strive to be exemplary corporate citizens and honor high ethical principles in our interactions with other businesses, our employees and the communities in which we live and work. We take corporate social responsibility and sustainability seriously: we want to contribute to the common good.

Workforce. As of December 31, 2023, we had nearly 7,000 employees in approximately 140 offices in 120 cities. The expenses of approximately 1,150 of those employees are partially or fully reimbursed by clients, mainly in our property management and GCS businesses. In addition, and as of this same date, Newmark has licensed its name to certain independently-owned commercial real estate providers we consider business partners, with more than 430 employees of such business partners operating out of over 25 offices in various locations where Newmark does not operate. As of December 31, 2023, Newmark and our business partners together operated from approximately 170 offices with over 7,400 professionals across four continents.

We also receive support services from certain employees who also work for Cantor and its affiliates and who provide services to us pursuant to our Administrative Services Agreement with Cantor and devote some or all of their time to Newmark. Generally, employees are not subject to any collective bargaining agreements, except approximately 230 employees in the United States, all of whom are employees for which the expenses are fully reimbursed by our clients and for certain of our employees based in our European offices who are covered by the national, industry-wide collective bargaining agreements relevant to the countries/sectors in which they work.

Our non-U.S. headcount has grown this year due to growth in our India offshoring operations, the hiring of new international professionals across capital markets, leasing, V&A and GCS, and the BH2 acquisition. We expect our international headcount to increase as we continue to expand our global operations.

We have invested significantly through acquisitions, technology spending and the hiring of new brokerage professionals, salespeople, managers and other front-office personnel. The market for these acquisitions has been competitive, and it is expected that these conditions will persist for the foreseeable future. We have attracted best-in-class professionals to our platform, which is known for scale, technology and expertise.

Human Capital Measures and Objectives. In response to shifting client demands, we seek to also manage our human capital resources as we expand service offerings and geographies in order to maximize profitability.

Our human capital measures and objectives include those related to employee headcount. During 2023, we saw a decrease in voluntary turnover year-on-year in all parts of the organization. Our retention rate for our managers, brokers, salespeople, and other revenue-generating personnel improved measurably compared with 2022 reflecting industry trends and the strong retention incentives for our talent.

We continue to invest in the business by adding high profile and talented producers and other revenue-generating professionals. In 2023, we increased such headcount globally through the acquisition of Gerald Eve as well as selective hiring across capital markets, leasing, V&A and GCS. From a human capital perspective, we have made some key management hires in these areas in 2023 and expect them to be continued areas of growth in the future.

From time to time, we engage in cost-savings initiatives, including reducing the number of employees to improve margins. In response to market conditions in 2023, we reduced our workforce in areas commensurate with reduced revenue and to achieve greater efficiencies. We are also focused on driving margin expansion through the use of technology to improve our workforce’s productivity and rationalizing our cost structure to drive increased efficiencies and through the use of nearshoring and offshoring where appropriate. As an example of the latter, our India offshoring operation now consists of over 510 employees in 2023, compared with over 470 in 2022, with plans to grow further in 2024.

Flexible, Safe and Empowering Work Environment. We recognize that the health and well-being of our employees is fundamentally linked to the success of our organization. Our employees receive safety awareness training via Newmark’s online safety training platform, providing access to over 1,000 courses across three safety catalogs. We are committed to a culture built around the evolving needs of our talented workforce promoting flexibility, empowerment, and most importantly safety. As part of this commitment, we proudly offer a comprehensive benefits package crafted to enhance our culture and support the success of our employees, both at work and home. To facilitate the retention of our employees, we have recently begun providing additional benefits, including a 401(k) match.

Performance-Based and Highly Retentive Compensation Structure. Virtually all of our key executives and producers have equity or partnership stakes in the Company and its subsidiaries. Generally, they receive deferred equity, limited partnership units or RSUs as part of their compensation. As of December 31, 2023, our employees and independent contractors, partners, executive officers and directors owned approximately 28% of our equity on a fully diluted basis. We issue limited partnership units and other forms of equity-based compensation, such as RSUs, which:

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

We also enter into various agreements with certain of our employees and partners. Many of these individuals receive loans that may be either wholly or in part repaid from the proceeds of sales of the employees’ shares of our Class A common stock or distribution earnings that the individual receives on some or all of their limited partnership units, or that may be forgiven over a period of time. These loans provide incentives and promote entrepreneurship, retention and long-term engagement.

Compensation Recovery/Clawback Policy. The Company has adopted a compensation recovery (“clawback”) policy for its executive officers effective as of December 1, 2023, with retroactive applicability to October 2, 2023. The policy applies to compensation received by the company’s executive officers that results from the attainment of a financial reporting measure based on or derived from financial information (“Incentive-Based Compensation”). The policy provides for the recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The policy only applies to Incentive-Based Compensation and does not apply to compensation that is purely discretionary or purely based on subjective goals or goals unrelated to financial reporting measures.

Human Capital and Social Policies and Practices. We are committed to our people, our stockholders and the community as a whole. We have a variety of programs to incentivize and support our employees, from employee ownership stakes in our Company to comprehensive benefits and training.

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

Talent remains at the core of who we are as a company, and we remain committed to having a culture built around inclusion, equality and developing a diverse workforce. We are helping to shape future leaders from a wide variety of backgrounds. We actively participate in various initiatives, including the following:

•The Network of Women (NOW), which supports the recruitment, development, and retention of women across our organization and offers tools to help our members make new professional contacts, find mentors and develop their careers, with the goal of advancing our businesses and reputation;
•The Mortgage Bankers Association’s Path to Diversity Scholarship Program;
•Sponsorship of the Summer Enrichment and Analyst Development Programs run by Artemis Real Estate Partners, a female-owned financial firm with a strong track record in fostering diversity;
•The Pace Bridge Program, which provides training in commercial real estate fundamentals and related skills through a Newmark leadership speaker series and is administered by Project Destined, an education platform with deep experience in training underserved youth;
•The National Minority Supplier Diversity Council to incorporate the organization’s 15,000 certified minority suppliers into our supplier bid process;
•Girl Scouts’ Gender Parity Initiative: Fair Play, Equal Pay®; and
•Other programs that aim to create educational and career opportunities for under-served groups, including, but not limited to:
◦National Association for Industrial and Office Parks Young Professionals Group (SoCal chapter)
◦TEAK Fellowship
◦Professional Women in Construction
◦Apex for Youth
◦USC McMorrow Neighborhood Academic Initiative
◦HFS Chicago Scholars

We further participate in job fairs and job boards that are focused on reaching a diverse applicant pool. We are also an investor in a commercial real estate services firm that operates as E Smith Advisors, which is a certified minority-owned business enterprise offering a wide variety of real estate services in the U.S.

Employee Engagement, Communication, Career Management and Training and Development. We are investing in our employees’ long-term development and engagement by delivering training and development programs and a culture where our people can thrive and maximize their potential. For example, the “Newmark Next Generation” program is designed to recruit and develop junior sales professionals in our brokerage business, typically comprised of diverse talent. We require mandatory annual training in workplace respect and inclusion, anti-money laundering, anti-crime, global sanctions, ethics, cyber-security, and harassment, among other topics. We also provide periodic job-specific and other developmental trainings and support for our employees to maximize their potential, as well as tuition reimbursement programs to eligible employees.

We provide virtual and in-person leadership training to managers on topics including management effectiveness, communication skills, interview skills, writing and delivering effective performance evaluations, managing diverse teams, among other. These trainings are supplemented by a comprehensive library of on-line training courses that managers and employees may access on demand. Finally, our individual business lines offer ongoing learning and development opportunities tied to deepening the subject matter expertise of their professionals.

The vast majority of our employees have completed workplace harassment training which includes modules on respect, conduct, diversity and inclusion.

Our success depends on employees understanding how their work and engagement contribute to our strategy, culture, values and regulatory environment. We use various channels to facilitate open and direct communication, including internal calls and meetings with employees, training and policy updates, and our social and family outings and events.

Succession Planning and Retention. From time to time, the Board discusses succession planning, including our consideration of succession strategy, the impact of any potential absence due to illness or leave of certain key executive officers or employees, as well as competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC and its consolidated subsidiaries from July 1, 2023, and various other ventures and investments sponsored by Cantor. Our Board also discusses from time to time, as part of its succession planning, engagement and encouragement of future business leaders and the process of introducing directors to leaders in our business lines, including discussing business strategies and challenges with our existing senior business leaders. The Board may also discuss short-term succession in the event that certain of the senior executive officers should, on an interim or unexpected basis, become temporarily unable to fulfill their duties. The Board also considers hiring and retention of leaders required for the changing business landscape and to lead future business lines. Such individuals could include internal and external candidates. Additionally, we have implemented identification and tracking of diverse candidates as part of our succession planning efforts and plan to implement development plans for all high-potential successors this year.

We have taken strong steps to ensure the retention of our executive officers, including Messrs. Lutnick, Gosin, and Rispoli, our Executive Chairman, Chief Executive Officer, and Chief Financial Officer, respectively. The retention bonus agreement entered into with Mr. Lutnick on December 28, 2021, the employment agreement entered into with Mr. Gosin on February 10, 2023, and the employment agreement entered into with Mr. Rispoli on September 29, 2022, each provide strong incentives for our key executive officers to continue providing their services to the Company. Mr. Lutnick’s investment of the first tranche of his bonus in our Class A Common Stock, and the high proportion of equity-based compensation in Messrs. Gosin and Rispoli’s respective employment agreements, further align their interests with those of our stockholders.

Environmental, Social and Governance/Sustainability Information.

We believe that our ESG policies and practices will create sustainable long-term value for Newmark, our stockholders and other stakeholders, our clients and our employees while also helping us mitigate risks, reduce costs, protect brand value, and identify market opportunities. As Newmark continues to expand globally, we expect that our ESG initiatives will add value to our clients and positively impact the communities in which our clients and we operate.

In November 2020, we established a Board-level ESG Committee to provide oversight with respect to our ESG policies and practices. The ESG Committee charter may be found on our website at www.nmrk.com/esg/governance under the heading “ESG Governance.” With the Board’s and the ESG Committee’s oversight, we are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term value for our investors.

Newmark supports sustainable business practices and is focused on taking the steps necessary to establish a sustainability program both internally and for our clients. In 2022, we retained a nationally certified women-owned firm to assist our leadership in this endeavor. We also established an ESG Executive Committee, comprised of key Company executives and other senior leaders, to provide direction for Newmark’s ESG and sustainability progress and initiatives. Their results include:
•Prioritized industry relevant ESG topics to guide our actions, informed by management, market, employee and investor interests and ESG standards;
•Launched an ESG Champions Council made up of hand-selected cross-organizational leaders, to ensure input and incorporation of all our business lines; and
•Routinely engaged on ESG topics to drive progress on ESG topics internally.

Our Environmental Focus, Workplace Strategies and Sustainable Business Practices. We are focused on the environment and recognize the importance of treating our natural resources with the greatest respect, so that they are available to future generations. Building operations have a significant impact on the environment, and as technology continues to place greater demands on building systems for power and cooling, energy consumption is expected to continue to rise at an unsustainable rate. As one of the largest commercial real estate service providers in the U.S., we believe it is our responsibility to improve energy efficiency and reduce energy consumption to protect the environment through continuous improvement of building practices. We understand that sustainable buildings provide a better work environment, increase building efficiency, and reduce the environmental impact of building operations. We continue to work on these initiatives.

As a responsible business, we are acutely aware of climate change and other major issues affecting the environment. We also understand the impact commercial real estate can have on the health of the environment. That is why we encourage sustainable building practices and, in our GCS business and property management assignments, recommend strategies to clients to maximize energy efficiency, recycle materials and limit waste. These goals apply to Newmark’s offices as well as to the work we do for our clients, whether in selecting a location, building out space or managing an asset. In 2022, NHL, formerly NGFK Global Corporate Services LTD, submitted a sustainability assessment questionnaire to the independent business sustainability ratings firm EcoVadis, which assesses companies across four themes: environment, labor and human rights, ethics, and sustainable procurement. In this first independent assessment, NHL was awarded a Silver EcoVadis Medal, placing the group in the top 10% of 90,000 companies assessed.

Newmark’s property, facilities and energy/sustainability management teams work internally and with clients to reduce energy demand and carbon emissions. Newmark is increasingly collecting and measuring environmental data and this data is used to build client strategies around energy efficiency and renewable energy supply initiatives.

In our workplaces, we are studying how to make our own contribution to state, national and global environmental initiatives and expect the same from our vendors and suppliers when doing business with us. As part of this, we are considering how to minimize our future carbon footprint while planning office renovations and intend to focus our attention in the near term on methods for reducing our greenhouse gas emissions, increasing use of renewable energy, conserving water and reducing waste generation. Newmark is working with the landlords and property management teams that oversee the buildings we occupy to collect accurate and actionable energy data. As this data becomes more available, Newmark plans to implement energy efficiency initiatives where possible that will help lower our overall carbon footprint. We are also investigating the purchase of renewable energy supply where possible in deregulated energy markets. For all newly leased space for Newmark, we generally consider green lease options and strive to build and operate a sustainable workplace. Newmark occupies over a dozen buildings that are LEED certified and over 30 that are Energy Star certified. For example, our New York City Headquarters at 125 Park Ave. is in a building that has received U.S. Green Building Council LEED Gold Certification and is also Energy Star certified.

Environmental Policy and Energy and Sustainable Service Reference Guide. We have a policy with respect to the responsible environmental management of our operations. We are creating a baseline to understand and minimize the impact that our business has on the environment and have begun to actively search for ways to reduce our footprint. We are pursuing traditional, as well as new and innovative, methods to achieve our goals. We are seeking to create a culture where environmental focus is a way of being rather than a secondary consideration. Further information on our policy can be found on our website at www.nmrk.com/esg/environmental.

Since 2017, Newmark’s Energy and Sustainability Services team has led energy management initiatives for Newmark clients. The team partners with clients to help identify, develop and manage green building investments, pursue Energy Star certifications, manage their greenhouse gas emissions inventory, and establish long-term energy conservation measures to help meet their corporate decarbonization and net zero emissions goals. The team utilizes a cloud-based Energy Intelligence Platform that empowers clients with access to their utility data, offers facility utility bill payment services and manages third-party procurement contracts, which it integrates with Energy Star reporting. To support our services, we have also developed an Energy and Sustainability Services Reference Guide, available at www.nmrk.com/storage-nmrk/uploads/documents/Newmark-Energy-and-Sustainability-Services-Guide_2023.pdf, which assists clients and property teams in reducing the environmental impact of property operations, maintenance and construction associated with real estate assets.

Additional details about our ESG efforts, policies and practices can be found in our 2022 Corporate Responsibility Report and in the ESG portion of our website at www.nmrk.com/esg. You may also find our Corporate Governance Guidelines, Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, Hedging and Pre-Clearance Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website and in the proxy statement for our annual meeting of stockholders. The information contained in such report and on, or accessed through, our website, is not part of, and not incorporated into, this Annual Report on Form 10-K.

OUR ORGANIZATIONAL STRUCTURE

Current Organizational Structure

Dual Class Equity Structure of Newmark Group, Inc. We have a dual class equity structure, consisting of shares of Newmark Class A common stock and Newmark Class B common stock. We expect to retain and have no plans to change our dual class structure.

Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of December 31, 2023, there were 209,578,261 shares of Newmark Class A common stock issued and 152,639,359 shares outstanding. As of December 31, 2023, Cantor and CFGM held no shares of Newmark Class A common stock.

Newmark Class B common stock. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders. As of December 31, 2023, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock, representing all of the outstanding shares of Newmark Class B common stock and approximately 58.2% of our total voting power.

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would collectively hold 12.2% of the voting power in Newmark and the other stockholders of Newmark hold 87.8% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if (1) Cantor and CFGM continued to hold shares of Newmark Class B common stock and (2) Cantor exchanged all of the Newmark Holdings exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 76.0% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 24.0% of the voting power in Newmark.

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

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of December 31, 2023, we directly held Newmark OpCo limited partnership interests consisting of approximately 176,777,616 units representing approximately 70.1% of the outstanding Newmark OpCo limited partnership interests.

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

As of December 31, 2023, 3,121,948 founding/working partner interests were outstanding. These founding/working partner interests were issued in the Separation to holders of BGC Holdings founding/working partner interests, who received such founding/working partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by founding/working partners are not exchangeable with us unless (1) Cantor acquires Cantor units from Newmark Holdings upon termination or bankruptcy of the founding/working partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such founding/working partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain founding/working partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the exchange ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings founding/working partner interest becomes exchangeable, such founding/working partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

We also provide exchangeability for partnership units into Newmark Class A common stock in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of December 31, 2023, 75,322,497 limited partnership units were outstanding (including founding/working partner interests and working partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The exchange ratio between Newmark Holdings limited partnership interests and Newmark Class A or Class B common stock was initially one. However, this exchange ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of December 31, 2023, the exchange ratio was 0.9231.

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

Ownership Structure. The following diagram illustrates the ownership structure of Newmark as of December 31, 2023. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly-owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings founding partner interests, Newmark Holdings working partner interests or Newmark Holdings limited partnership units.

STRUCTURE OF NEWMARK AS OF DECEMBER 31, 2023

Cantor Fitzgerald, L.P.
58.2% of voting power
19.2% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc.
36.4% of voting power
53.7% of indirect economic interest in Newmark OpCo
Employees, Executives, and Directors(1)
5.3% of voting power
7.9% of indirect economic interest in Newmark OpCo
• 87.2% Class A common stock (76.6% of economics and 36.4% of voting power)
• 53.7% indirect economic interest in Newmark OpCo
• 100% Class B common stock (12.2% of economics and 58.2% of voting power)
• 8.6% indirect economic interest in Newmark OpCo
• 12.8% Class A common stock (11.2% of economics and 5.3% of voting power)
• 7.9% indirect economic interest in Newmark OpCo
• Non-Voting Limited Partnership Interests (35.7% of economics of Newmark Holdings)
• 10.7% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
19.2% of indirect economic interest in Newmark OpCo
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Non-Voting Limited Partnership Interests (64.3% of economics of Newmark Holdings)
• 19.2% indirect economic interest in Newmark OpCo
Newmark Holdings, L.P.
• Non-Voting Limited Partnership Interests (70.1% of economics of Newmark OpCo)
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Limited Partnership Interests (29.9% of economics of Newmark OpCo)
Newmark Partners, L.P. ("Newmark OpCo")
• Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
• Minority Equity Interests
Operating Subsidiaries
Other Entities

(1) Excludes unrestricted Class A common stock owned by employees.

The diagram reflects the following activity in Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2023 through December 31, 2023: (a) an aggregate of 15,447,490 limited partnership units granted by Newmark Holdings; (b) 5,785,370 shares of Newmark Class A common stock repurchased by us; (c) 8,855 shares of Newmark Class A common stock forfeited; (d) 2,330,880 shares of Newmark Class A common stock issued for vested restricted stock units; (e) 521,363 shares of Newmark Class A common stock issued by us under our acquisition shelf Registration Statement on Form S-4 (Registration No. 333-231616), but not the 17,823,585 of such shares remaining available for issuance by us under such Registration Statement; and (f) 109,863 terminated limited partnership units.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are also available to the public from the SEC’s website at www.sec.gov.

Our website address is www.nmrk.com. Through our website, we make available, free of charge, the following documents as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: our Annual Reports on Form 10-K; our proxy statements for our annual and special stockholder meetings; our Quarterly Reports on Form 10-Q; our Current Reports on Form 8-K; Forms 3, 4 and 5 and Schedules 13D filed on behalf of Cantor, CFGM, our directors and our executive officers; and amendments to those documents. Our website also contains additional information with respect to our financial results, business, and industry. Investors can sign up for email alerts informing them of when certain new information is posted to the investor relations portion of our website by navigating to ir.nmrk.com/resources/investor-email-alerts. The information contained on, or that may be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

An investment in shares of our Class A common stock, our 7.500% Senior Notes or our other securities involves risks and uncertainties, including the potential loss of all or a part of your investment. The following are important risks and uncertainties that could affect our business, but we do not ascribe any particular likelihood or probability to them unless specifically indicated. Before making an investment decision to purchase our Class A common stock or our 7.500% Senior Notes, you should carefully read and consider all of the risks and uncertainties described below, as well as other information included in this Annual Report on Form 10-K, including Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes included herein. The occurrence of any of the following risks or additional risks and uncertainties that are currently immaterial or unknown could materially and adversely affect our business, financial condition, liquidity, result of operations, cash flows or prospects.

RISKS RELATED TO OUR BUSINESS

Risks Related to Global Economic and Market Conditions

General conditions in the economy, commercial real estate market and the banking sector (including perceptions of such conditions) can have a material adverse effect on our business, financial condition, results of operations and prospects.

Commercial real estate markets are cyclical and traditionally relate to the condition of the economy or, at least, to the perceptions of investors and users as to the relevant economic outlook or market factors. For example, companies may be hesitant to expand their office space or enter into long-term real estate commitments if they are concerned about the general economic environment or perceive that their need for office space is shrinking. Companies that are under financial pressure for any reason or are attempting to more aggressively manage their expenses may reduce the size of their workforces, limit capital expenditures, including with respect to their office space, permit more of their staff to work from home and/or seek corresponding reductions in office space and related management or other services.

General economic conditions and declines in the demand for commercial real estate brokerage and the services we provide in several markets or in significant markets have led to, and could continue to lead to, material adverse effects on our business, financial condition, results of operations, cash flows and prospects, including:

•a general decline in acquisition and disposition activity in the commercial real estate market has led to, and could continue to lead to, a reduction in the commissions and fees we receive for arranging such transactions, as well as in commissions and fees we earn for arranging the financing for acquirers;
•a general decline in the value and performance of commercial real estate and in rental rates has led to, and could continue to lead to, a reduction in management and leasing commissions and fees. Additionally, such declines have led to, and could continue to lead to, a reduction in commissions and fees that are based on the value of, or revenue produced by, the properties for which we provide services. This may include commissions and fees for appraisal and valuation, sales and leasing, and property and facilities management;

•cyclicality in the commercial real estate markets may lead to volatility in our earnings, and the commercial real estate business can be highly sensitive to market perception of the economy generally and our industry specifically. Real estate markets are also thought to “lag” the broader economy. This means that, even when underlying economic fundamentals improve in a given market, it may take additional time for these improvements to translate into strength in the commercial real estate markets;
•changes to the utilization of many types of commercial real estate, including the adoption of hybrid and remote work schemes, shifts in demand across geographical areas or from urban to suburban or rural sites, and changes in environmental regulations and costs associated with renovations and new builds each has led to, and could continue to lead to, reduced demand in areas in which we provide services, particularly for Class B and Class C office space;
•in weaker economic environments, income-producing multifamily real estate may experience higher property vacancies, lower investor and tenant demand and reduced values. In such environments, including the current environment, we have experienced and in the future we could experience lower transaction volumes and transaction sizes as well as fewer loan originations with lower relative principal amounts, as well as potential credit losses arising from risk-sharing arrangements with respect to certain GSE loans;
•periods of economic weakness or recession, volatile interest rates, fiscal uncertainty, declining employment levels, declining demand for commercial real estate, falling real estate values, disruption to the global capital or credit markets, political uncertainty or the public perception that any of these events may occur, have negatively affected and may continue to negatively affect the performance of our business lines;
•our ability to raise funding in the long-term or short-term debt capital markets or the equity capital markets, or to access secured lending markets has been, and could continue to be, adversely affected by conditions in the United States and international economy and markets, with the cost and availability of funding adversely affected by illiquid credit markets and wider credit spreads and changes in interest rates;
•in the first half of 2023, Silicon Valley Bank, Signature Bank and First Republic Bank were closed by state regulators, and concerns arose regarding the stability of other banks and financial institutions. If further liquidity and financial stability concerns arise with respect to banks and financial institutions, either internationally, nationally or in specific regions, the ability of our customers, clients and vendors to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities, may be threatened, which could have a material adverse effect on our business, financial condition, results of operations and prospects; and
•disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time in recent years. Federal government entities, such as HUD, that rely on funding from the federal budget could be adversely affected in the event of a government shutdown, which could have an adverse effect on our business and our results of operations.

Interest rate increases in response to inflation rates may have a material negative impact on our businesses.

Mortgage interest rates for commercial and multifamily properties had been near historic lows for a number of years leading up to 2022. In response to domestic and international markets experiencing significant inflationary pressures, interest rates increased rapidly between the first quarter of 2022 until the fourth quarter of 2023. This was largely due to actions taken by the Federal Reserve in the U.S. and other major central banks in various countries. From March 2022 to July 2023, the Federal Reserve has several times raised its target range for the federal funds rate to its current target range of 5.25% to 5.50%, a cumulative 525 basis point increase over this period. The FOMC also stated that it may continue reducing the $7.6 trillion portfolio of securities it holds (as of January 31, 2024), including long-term agency mortgage-backed securities and U.S. Treasuries. These securities were purchased as part of the Federal Reserve’s quantitative easing program designed to hold down long-term interest rates.

These actions have reduced credit and capital availability, particularly in the second half of 2022 and 2023. Less available and more expensive credit and capital has had pronounced effects on the commercial mortgage origination and investment sales markets in which we operate and could cause acquisitions and dispositions to become yet more difficult to finance for our clients, in turn affecting our ability to service them. These actions could also exacerbate recessionary pressures in many parts of the world. The markets in which we operate may continue to experience reduced volumes and negative conditions until interest rates stabilize, and it may take longer for interest rates to stabilize than anticipated. While the Federal Reserve has not indicated whether it will continue to raise the federal funds rate or take other actions in 2024, it has stated that it continues to view inflation as a concern.

In addition, higher interest rates may cause commercial and multifamily capitalization rates to move higher and property valuations to move lower. This may reduce property owners’ equity and the amount of financing available to them.

These factors, combined with record loan maturities, may cause significant distress for our owner and investor clients as they seek to refinance their debt or service their existing mortgages, in turn impacting our fees and business with them. While we believe that we may earn fees from increased sales of distressed properties or loans on such properties and Newmark’s capital markets business may be retained to manage properties acquired under distress, there can be no assurance that these incremental fees, if any, will offset any declines in other parts of our business caused by rate increases, which in turn could materially adversely affect our business, financial condition, results of operations and prospects.

Downgrades of sovereign credit ratings, sovereign debt crises, or a decrease in the integrity of capital markets may have material adverse effects on the financial and commercial real estate markets and general economic conditions, as well as our businesses, financial condition, cash flows, results of operations and prospects.

Any further downgrades of the U.S. sovereign credit rating by one or more of the major credit rating agencies could have material adverse effects on the financial and commercial real estate markets and economic conditions in the U.S. and throughout the world. This in turn could have a material adverse impact on our businesses, financial condition, cash flows, results of operations and prospects. The ultimate impacts of any further negative credit rating actions with respect to U.S. government obligations on global financial markets and our businesses, financial condition, cash flows, results of operations and prospects are unpredictable and may not be immediately apparent. Additionally, the negative impact on economic conditions and global financial markets from sovereign debt matters with respect to the U.K., the EU and/or its member states, Japan, China or other major economies could adversely affect our businesses, financial condition, cash flows, results of operations and prospects. Concerns about the sovereign debt of certain major economies have caused uncertainty and disruption for financial markets globally, and continued uncertainties loom over the outcome of various governments’ financial support programs and the possibility that EU member states or other major economies may experience similar financial troubles. Any further downgrades of the long-term sovereign credit rating of the U.S. or additional sovereign debt crises in major economies could cause disruption and volatility of financial markets globally and have material adverse effects on our businesses, financial condition, results of operations and prospects.

Risks Related to Concentration of our Business

Our business is generally geographically concentrated and could be significantly affected by any adverse change in the regions in which we operate.

Our current business operations are primarily located in the United States, with other business operations in the U.K., Latin America, Canada, the EU and Asia. Although we are actively seeking to expand our business to outside the U.S. across several new jurisdictions, we are still highly concentrated in the United States. Because we derived the large majority of our total revenues on a consolidated basis for the year ended December 31, 2023 from our operations in the United States, we are exposed to adverse competitive changes and economic downturns and changes in political conditions domestically. If we are unable to identify and successfully manage or mitigate these risks, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

The concentration of business with institutional owners and corporate clients can increase business risk, and our business can be adversely affected due to the loss of certain of these clients.

We value the expansion of business relationships with individual corporate clients because of the increased efficiency and economics that can result from developing recurring business from performing an increasingly broad range of services for the same client. Although our client portfolio is currently highly diversified for the year ended December 31, 2023, our top 10 clients, collectively, accounted for approximately 11% of our total revenue on a consolidated basis. As we grow our business, relationships with certain institutional owners and corporate clients may increase, and our client portfolio may become increasingly concentrated. Having increasingly large and concentrated clients also can lead to greater or more concentrated risks if, among other possibilities, any such client:

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

We compete to provide a variety of services within the commercial real estate industry. Each of these business disciplines is highly competitive on a local, regional, national and global level. We face competition not only from other national real estate service companies, but also from global real estate services companies, boutique real estate advisory firms, and consulting and appraisal firms. Depending on the product or service, we also face competition from other real estate service providers, institutional lenders, insurance companies, investment banking firms, commercial banks, investment managers and accounting firms, some of which may have greater financial resources than we do. Although many of our competitors are local or regional firms that are substantially smaller than we are, some of our competitors are substantially larger than us on a local, regional, national or international basis and have similar service competencies to ours. Such competitors include CBRE Group, Inc., Jones Lang LaSalle Incorporated, Cushman & Wakefield plc, Savills plc., and Colliers International Group, Inc. In addition, more specialized firms like Marcus & Millichap Inc., Eastdil Secured LLC, Walker & Dunlop, Inc., WeWork Inc., and IWG PLC compete with us in certain product offerings. Our industry has continued to consolidate and there is an inherent risk that competitor firms may be more successful than we are at growing through merger and acquisition activity. See the heading “Competition” under Part I, Item 1, Business. In general, there can be no assurance that we will be able to continue to compete effectively with respect to any of our commercial real estate business lines or on an overall basis, to maintain current commission and fee levels or margins, or to maintain or increase our market share.

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

We have explored and continue to explore a wide range of acquisitions, dispositions, and joint ventures and strategic alliances with other real estate services firms, including maintaining or developing relationships with independently owned offices and other companies that have interests in businesses in which there are brokerage, management or other strategic opportunities. These arrangements may be terminable by either party or may be subject to amendment. Such transactions may be necessary for us to enter into or develop new products or services or markets, as well as to strengthen our current ones.

These opportunities and activities involve a number of risks and challenges, including:

•potential disruption of our ongoing business and product, service and market development and distraction of management;
•retaining and integrating personnel and integrating administrative, operational, financial reporting, internal control, compliance, technology and other systems;
•potentially hiring additional managers and other critical professionals and integrating them into current operations;
•increased scope, geographic diversity and complexity of our operations;
•to the extent that we pursue these opportunities internationally, exposure to political, economic, legal, regulatory, operational and other risks that are inherent in operating in a foreign country, including risks of possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, as well as the outbreak of hostilities;
•the expansion of our cybersecurity processes to include new businesses, or the integration of the cybersecurity processes of acquired businesses, including internationally;
•integrating accounting and financial systems and accounting policies and the related risk of having to restate our historical financial statements;

•potential dependence upon, and exposure to liability, loss or reputational damage relating to, systems, controls and personnel that are not under our control;
•addition of business lines in which we have not previously engaged;
•potential unfavorable reaction to our strategy by our customers, counterparties, employees and investors;
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
•reduction in availability of financing due to credit ratings downgrades or defaults by us, in connection with these activities;
•a significant increase in the level of our indebtedness in order to generate cash resources that may be required to effect acquisitions;
•dilution resulting from any issuances of shares of our Class A common stock or limited partnership units in connection with these activities;
•a reduction of the diversification of our business resulting from any dispositions;
•replacing certain individuals whose services are lost and functions that are sold in dispositions;
•the cost of rebranding and the impact on our brand awareness of dispositions;
•the impact of any reduction in our asset base resulting from dispositions on our ability to obtain financing or the terms thereof; and
•a lag in the realization of financial benefits from these transactions and arrangements.

We face competition for acquisition targets, which may limit our number of acquisition and growth opportunities and may lead to higher acquisition prices or other less favorable terms. Our international acquisitions and expansion have required compliance and other regulatory actions. As we continue to grow internationally we may experience additional expenses or obstacles. There can be no assurance that we will be able to identify, acquire or profitably manage additional businesses or integrate successfully any acquired businesses without substantial costs, delays or other operational or financial difficulties.

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

We will need to successfully manage the integration of recent and future acquisitions and future growth effectively. Such integration and additional growth may place a significant strain upon our management, administrative, operational, financial reporting, internal control and compliance infrastructure. Our ability to grow depends upon our ability to successfully hire, train, supervise and manage additional employees, expand our management, administrative, operational, financial reporting, compliance and other control systems effectively, allocate our human resources optimally, maintain clear lines of communication between our transactional and management functions and our finance and accounting functions, and manage the pressure on our management, administrative, operational, financial reporting, compliance and other control infrastructure. Additionally, managing future growth may be difficult due to our new geographic locations, markets and business lines. We may not realize, or it may take an extended period of time to realize, the full benefits that we anticipate from strategic alliances, acquisitions, joint ventures or other growth opportunities. There can be no assurance that we will be able to accurately anticipate and respond to the changing demands we will face as we integrate recent acquisitions and continue to expand our operations, and we may not be able to manage growth effectively or to achieve growth at all.

From time to time, we may also seek to dispose of portions of our business, or otherwise reduce our ownership or minority investments in other businesses, each of which could materially affect our cash flows and results of operations. Dispositions involve significant risks and uncertainties, such as the ability to sell such businesses at satisfactory prices and terms and in a timely manner (including long and costly sales processes and the possibility of lengthy and potentially unsuccessful attempts by a buyer to receive required regulatory approvals) or at all, disruption to other parts of the business and distraction of management, loss of key employees or customers, exposure to unanticipated liabilities or ongoing obligations to support the businesses following such dispositions. In addition, if such dispositions are not completed for any reason, the market price of our Class A common stock may reflect a market assumption that such transactions will occur, and a failure to complete such transactions could result in a decline in the market price of our Class A common stock. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to International Operations

We are and we will continue to be exposed to political, economic, legal, regulatory, operational and other risks, including with respect to the outbreak of hostilities or other instability, inherent in operating in foreign countries.

As we grow our business internationally, and due to our current international operations, we are and we will continue to be exposed to political, economic, legal, regulatory, operational and other risks that are inherent in operating in foreign countries, including risks of possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls, exchange controls and other restrictive government actions, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world including, among others, recent economic volatility in the U.K. and rising political and other tensions between the U.S. and China, exchange controls and other restrictive government actions, the outbreak of hostilities such as the wars in Ukraine and Israel and other ongoing conflicts and hostilities in the Middle East, measures taken in response thereto, including sanctions imposed by governments and related counter-sanctions, as well as potential changes in these factors as a result of the upcoming U.S. Presidential election.

The U.K. exit from the EU could materially adversely impact our customers, counterparties, businesses, financial condition, results of operations and prospects.

On January 31, 2020, the U.K. formally left the EU, and on January 1, 2021, U.K.-EU trade became subject to a new withdrawal agreement. The exit from the EU is commonly referred to as Brexit. In light of ongoing uncertainties, market participants are still adjusting. The long-term impact of Brexit on the U.K.-EU flow of services and on the economies of the U.K. and EU member states remains unknown.

Market access risks and uncertainties have had, and could continue to have, a material adverse effect on our customers, business, prospects, financial condition and results of operations. Furthermore, as the U.K. and EU amend legislation and regulations post-Brexit, there is a risk of increased divergence between the U.K.’s and EU’s regulatory regimes, which could disrupt and increase the costs of our operations, and result in a loss of existing levels of cross-border market access.

Risks Related to the Impacts of the COVID-19 Pandemic

The long-term effects of the COVID-19 pandemic continue to significantly disrupt and adversely affect the environment in which we and our clients and competitors operate, including ongoing changes in demand in the commercial real estate services industry.

Since the onset of the global pandemic, a large percentage of our occupier clients have begun to examine the best ways to utilize office space as they seek to attract and retain talent. This has led to occupiers reducing the amount of office space they lease or will lease, particularly for commercial leases. Additionally, changes in the mix of demand for office and commercial space, including increased demand for flexible-use space, higher quality “class A” space and office space in suburban areas or new metropolitan regions to the extent they may be replacing prior demand for urban office space in certain traditional business centers and lower quality “class B” or “class C” space, and increased demand for data storage, fulfillment and distribution centers, life sciences facilities and other alternative asset classes, replacing prior demand for downtown, urban and other high-density retail and commercial space, may require us to enter into new geographic markets or lines of business, through expansion or acquisition of existing business. While the Biden administration in May 2023 announced the expiration of the “public health emergency” status of COVID-19, the ongoing effects of the global pandemic remain challenging to predict and it remains unclear if or when office usage will return to pre-pandemic levels. Continued changes in the demand for the types of office spaces may cause us to further re-position aspects of our business to adapt to and better address the needs of our clients in the future. These changes could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

If we fail to comply with laws, rules and regulations applicable to commercial real estate brokerage, valuation and advisory, mortgage transactions and our other business lines, then we may incur significant financial penalties.

Due to the broad geographic scope of our operations and the commercial real estate services we perform, we are subject to numerous federal, state, local and foreign laws, rules and regulations specific to our services. For example, the brokerage of real estate sales and leasing transactions and other related activities require us to maintain brokerage licenses in each state in which we conduct activities for which a real estate license is required. We also maintain certain state licenses in connection with our lending, servicing and brokerage of commercial and multifamily mortgage loans. If we fail to maintain our licenses or conduct brokerage activities without a license or violate any of the laws, rules and regulations applicable to our licenses, then we may be subject to audits, required to pay fines (including treble damages in certain states), be prevented from collecting commissions owed, be compelled to return commissions received or have our licenses suspended or revoked.

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

In addition, various laws, rules and regulations restrict the levels of certain substances that may be discharged into the environment by properties and such laws, rules and regulations may impose liability on current or previous real estate owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property. We may face costs or liabilities under these laws as a result of our role as an on-site property or facilities manager relating to properties we currently or formerly managed. Such liability may be imposed without regard to the lawfulness of the original disposal activity, or our knowledge of, or fault for, the release or contamination. Further, liability under some of these laws may be joint and several, meaning that one liable party could be held responsible for all costs related to a contaminated site. Insurance for such matters may not be available or sufficient. While historically we have not incurred any significant liability under these laws, and we believe that we have taken adequate measures to prevent any such losses, no assurances can be given that these events will not occur.

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

Within our own operations, we may face rising costs of environmental compliance, which may make it more expensive to operate our corporate offices. Our operations are conducted within leased office building space, and, accordingly, we do not currently anticipate that regulations restricting the emissions of greenhouse gases, or taxes that may be imposed on their release, would result in material costs or capital expenditures. However, we cannot be certain about the extent to which such regulations will develop as there are higher levels of understanding and commitments by different governments in the United States and around the world regarding risks related to the climate and how they should be mitigated.

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

Currently, through our capital markets business we originate a significant percentage of our loans for sale through the GSEs and HUD programs. Berkeley Point Capital LLC, a subsidiary within our capital markets business, is approved as a Fannie Mae DUS lender, a Freddie Mac Optigo seller/servicer, a Freddie Mac TAH Seller, a HUD MAP lender nationwide, and a Ginnie Mae issuer. Our status as an approved lender affords us a number of advantages, which may be terminated by the applicable GSE or HUD at any time. Although we intend to take all actions to remain in compliance with the requirements of these programs, as well as applicable state and local licensing agencies, the loss of such status would, or changes in our relationships with the GSEs and HUD could prevent us from being able to originate commercial real estate loans for sale through the particular GSE or HUD, which could have a material adverse effect on our business, financial condition, results of operations and prospects. It could also result in a loss of similar approvals from the GSEs or HUD. As of December 31, 2023, we exceeded the most restrictive applicable net worth requirement of these programs by approximately $409.2 million, but there is no assurance that this will continue to be the case.

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

Each GSE has been under a conservatorship established by its regulator, the FHFA, since 2008. The conservatorship is a statutory process designed to preserve and conserve the GSEs’ assets and property and put them in a sound and solvent condition. The conservatorships have no specified termination dates. There has been significant uncertainty regarding the future of the GSEs, including how long they will continue to exist in their current forms. Changes in such forms could eliminate or substantially reduce the number of loans we originate with the GSEs. Policymakers and others have focused significant attention in recent years on how to reform the nation’s housing finance system, including what role, if any, the GSEs should play. Such reforms could significantly limit the role of the GSEs in the nation’s housing finance system. Any such reduction in the loans we originate with the GSEs could lead to a reduction in fees related to the loans we originate or service. These effects could cause our capital markets business to realize significantly lower revenues from its loan originations and servicing fees, and ultimately could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We license databases, software and services from third parties, much of which is integral to our systems and our business. The licenses are terminable if we breach or have been perceived to have breached our obligations under the license agreements. If any material licenses were terminated or adversely changed or amended, if any of these third parties were to cease doing business or if any licensed software or databases licensed by these third parties were to contain material defects or errors, we may be forced to spend significant time and money to replace the licensed software and databases, and our ability to operate our business may be materially adversely affected. Further, any errors or defects in third-party services or products (including hardware, software, databases, cloud computing and other platforms and systems) or in services or products that we develop ourselves, could result in errors in, or a failure of, our services or products, which could harm our business. Although we take steps to locate replacements, there can be no assurance that the necessary replacements will be available on acceptable terms, if at all. There can be no assurance that we will have an ongoing license to use all intellectual property which our systems require, the failure of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our IT Systems and Cybersecurity

Defects or disruptions in our technology or services could diminish demand for our products and services and subject us to liability.

Because our technology, products and services are complex and use or incorporate a variety of computer hardware, software and databases, both developed in-house and acquired from third-party vendors, our technology, products and services may have errors or defects. Errors and defects could result in unanticipated downtime or failure and could cause financial loss and harm to our reputation and our business. Our customers may use our technology, products and services in unanticipated ways that may cause a disruption for other customers. As we acquire companies, we may encounter difficulty in integrating the acquired technologies, products and services and maintaining the quality standards that are consistent with our technology, products and services. Since our customers use our technology, products and services for important aspects of their business, any errors, defects, or disruptions in such technology, products and services, or other performance problems with our technology, products and services, could subject our customers to harm and hurt our reputation.

Malicious cyber-attacks and other adverse events affecting our operational systems or infrastructure, or those of third parties, could disrupt our business, result in the disclosure of confidential information, damage our reputation and cause losses or regulatory penalties.

Our operations rely on the secure processing, storage and transmission of confidential and other information on our computer systems and networks. Although we take protective measures such as software programs, firewalls and similar technology, to maintain the confidentiality, integrity and availability of our and our clients’ information, and endeavor to modify these protective measures as circumstances warrant, the nature of cyber threats continues to evolve. As a result, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability or disruption of service, computer viruses, acts of vandalism, or other malicious code, ransomware, supply-chain attacks, hacking, phishing and other cyber-attacks and other adverse events that could have an adverse security impact. Additionally, we may have become more vulnerable to cybersecurity attacks utilizing emerging technologies, such as AI. Despite the defensive measures we have taken, these threats may come from external forces such as governments, nation-state actors, organized crime, hackers, or may originate internally from within us.

We also face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate our business activities. Such parties could also be the source of a cyber-attack on or breach of our operational systems, network, data or infrastructure. Malicious actors may also attempt to compromise or induce our employees, clients or other users of our systems to disclose sensitive information or provide access to our data, and these types of risks may be difficult to detect or prevent.

There have been an increasing number of ransomware, hacking, phishing and other cyber-attacks in recent years in various industries, and cybersecurity risk management has been the subject of increasing focus by our regulators. Like other companies, we have on occasion experienced, and may continue to experience, threats to our systems, including viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time. The techniques used in these attacks are increasingly sophisticated, change frequently and are often not recognized until launched. If one or more cyber-attacks occur, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, as well as our clients’ or other third parties’, operations, which could result in reputational damage, financial losses and/or client dissatisfaction, which may not in all cases be covered by insurance. If an actual, threatened or perceived cyber-attack or breach of our security occurs, our clients could lose confidence in our platforms and solutions, security measures and reliability, which would materially harm our ability to retain existing clients and gain new clients. As a result of any such attack or breach, we may be required to expend significant resources to repair system, network or infrastructure damage and to protect against the threat of future cyber-attacks or security breaches. We could also face litigation or other claims from impacted individuals as well as substantial regulatory sanctions or fines.

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

Additionally, data privacy is subject to frequently changing rules and regulations in countries where we do business. Rights in relation to an individual’s personal data in the EU and U.K. are governed respectively by the GDPR in the EU and the equivalent Data Protection Act 2018 in the U.K. which create obligations in relation to such personal data and the possibility of significant financial penalties for non-compliance. We are also subject to certain U.S. federal and state laws governing the protection of personal data. These laws and regulations are increasing in complexity and number. In addition to the increased cost of compliance, our failure to successfully implement or comply with appropriate processes to adhere to the GDPR and other laws and regulations relating to personal data could result in substantial financial penalties for non-compliance, expose us to litigation risk and could harm our reputation.

The SEC has recently adopted new rules that state that, as a public company, we are required to disclose certain of our processes that relate to cybersecurity and to disclose information relating to material cyber-attacks or other information security breaches. While we view cybersecurity as a top priority, developing and maintaining our operational systems and infrastructure is challenging, particularly as a result of rapidly evolving legal and regulatory requirements and technological shifts. Our financial, accounting, data processing or other operating and compliance systems and facilities may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, such as a malicious cyber-attack or other adverse events, which may adversely affect our ability to provide services. Any such cyber incidents involving our computer systems and networks, or those of third parties important to our business, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may use AI in our business, and challenges with properly managing its use could result in competitive harm, regulatory action, legal liability and brand or reputational harm.

We may utilize AI in our business and integrate AI into our platforms, products, offerings and services. Such use may present legal, regulatory and other challenges that could subject us to competitive harm, regulatory action, legal liability and brand or reputational harm. If the output of any AI integrated into our platforms, products, offerings or services are or alleged to be deficient, inaccurate, infringing, violative of third-party rights or biased, our business, financial condition, and results of operations may be adversely affected.

Our success and ability to remain competitive in the industry in which we operate requires adapting to technological developments and evolving industry standards, including in the field of AI. Our competitors or other third parties may incorporate AI into their products or services more quickly or more successfully than us, which could make our products and services obsolete, impair our ability to compete effectively and adversely affect our business. Moreover, use of third-party AI tools could lead to the inadvertent disclosure of confidential and proprietary information, which could put us at a competitive disadvantage and adversely affect our proprietary rights, business and financial condition.

As AI capabilities improve and are increasingly adopted, we may also become more vulnerable to cybersecurity attacks that use AI. Such cybersecurity attacks could compromise our intellectual property and other sensitive information, be costly to remediate and cause significant damage to our business, reputation and operations.

Risks Related to Our Key Personnel and Employee Turnover

The loss of one or more of our key executives, the development of future talent, and the ability of certain key employees to devote adequate time and attention to us are a key part of the success of our business, and failure to continue to employ and have the benefit of these executives may adversely affect our businesses and prospects.

Our people are our most important resource. We must retain the services of our key employees and strategically recruit and hire new talented employees to attract clients and transactions. Further, as we diversify into future business lines or geographic regions, hiring and engagement of effective management in these areas will impact our future success. In addition, like other companies, we have experienced turnover among operational and support staff as a result of wage pressures occurring throughout the economy. See “Human Capital Management” in Part I, Item 1, Business. If our retention efforts are not successful or our turnover rate continues to increases in the future, our business, results of operations and financial condition could be materially adversely affected.

Effective succession planning is also important to our long-term success. Failure to transition smoothly and effectively transfer knowledge to future executive officers and key employees could hinder our strategic planning and execution. From time to time, senior management, outside directors or other key employees may leave our Company or be absent due to illness or other factors. While we strive to reduce the negative impact of such changes, losing certain key employees could result in significant disruptions to our operations. Hiring, training, and successfully integrating replacement critical personnel is time consuming, and if unsuccessful, could disrupt our operations, and as a result could materially adversely affect our business, financial condition, results of operations and prospects.

Howard W. Lutnick, who serves as our Executive Chairman, is also the Chairman and Chief Executive Officer of Cantor, Chief Executive Officer, President, director and sole shareholder of CFGM, the managing general partner of Cantor, and Chairman of the Board and Chief Executive Officer of BGC Group. Stephen M. Merkel, our Executive Vice President and Chief Legal Officer, is employed as Executive Managing Director, General Counsel and Secretary of Cantor and Executive Vice President and General Counsel of BGC. In addition, Messrs. Lutnick and Merkel hold offices at various other affiliates of Cantor. While we have entered into employment agreements with our CEO and CFO, Messrs. Lutnick and Merkel are two key employees who are not subject to an employment agreement with us or any of our subsidiaries; however, Mr. Lutnick received a retention bonus in December 2021 which provides for certain cash payments contingent upon Mr. Lutnick’s continued service as our Executive Chairman and principal executive officer.

Currently, Mr. Lutnick expects to spend approximately 33% of his working time on our matters and Mr. Merkel expects to spend approximately 25% of his working time on our matters. These percentages may vary depending on business developments, strategic initiatives or acquisition activity at Newmark, Cantor, BGC Group or any of our or their other affiliates, including SPACs. As a result, these key employees dedicate only a portion of their professional efforts to our business and operations. There is no contractual obligation for such executives to spend a specific amount of their time with us and/or BGC Group or Cantor and their respective affiliates. These two key employees may not be able to dedicate adequate time and attention to our business and operations, and we could experience an adverse effect on our operations due to the demands placed on these members of our management team by other professional obligations. In addition, these key employees’ other responsibilities could cause conflicts of interest with us.

In addition to Mr. Lutnick, our success has largely been dependent on executive officers such as Barry M. Gosin, who serves as our Chief Executive Officer, and other key employees, including some who have been hired in connection with acquisitions. Although Mr. Gosin entered into an employment agreement in February 2023, if any of our key employees were to join an existing competitor, form a competing company, offer services to Cantor or any affiliates that compete with our products, services or otherwise leave us, some of our clients could choose to use the services of that competitor or another competitor instead of our services, which could adversely affect our revenues and as a result could materially adversely affect our business, financial condition, results of operations and prospects. Should Mr. Lutnick or our other most senior executives leave or otherwise become unavailable to render services to us, their loss could disrupt our operations, adversely impact employee retention and morale, and seriously harm our business.

We may be unable to enforce post-employment restrictive covenants applicable to our employees.

Certain of our key employees and officers are subject to post-employment restrictive covenants, including non-competition agreements, in connection with their employment agreements and/or the Newmark Holdings limited partnership agreement. While we have had success in responding to challenges to certain of our non-compete provisions, there can be no assurance that our non-competition agreements will be found enforceable if challenged in certain states, including states that generally do not enforce post-employment restrictive covenants. In 2023, the Federal Trade Commission proposed a rule that would render non-competition clauses unenforceable in certain situations, and is expected to vote on its proposed rule in April of this year. If such a rule were passed (in any form) and upheld by the courts, it could have a material adverse impact on any applicable post-employment restrictive covenants currently in place. Additionally, the Newmark Holdings limited partnership agreement, which includes non-competition and other arrangements applicable to our key employees who are limited partners of Newmark Holdings, may not prevent certain of our key employees, including Messrs. Lutnick and Merkel whose employment by Cantor and BGC Group is not subject to these provisions in the Newmark Holdings limited partnership agreement, from resigning or competing against us.

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

Risks Related to Our Commercial Contracts and Arrangements

We may not be able to replace partner offices when affiliation agreements are terminated, which may decrease our scope of services and geographic reach.

We have agreements in place to operate on a collaborative and cross-referral basis with certain offices in the United States, and in various locations globally in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independently owned offices, which we refer to as “business partners,” generally use some variation of Newmark in their names and marketing materials. These agreements are normally multi-year contracts, and generally provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. Through these business partners, our clients have access to additional brokers with local market research capabilities as well as other commercial real estate services in locations where we do not have a physical presence. From time to time our arrangements with these business partners may be terminated pursuant to the terms of the individual license agreements. The opening of a Company-owned office to replace an office owned by a business partner requires us to invest capital, which in some cases could be significant. Certain of these agreements or relationships could be impacted in the event that we rebrand or our brand awareness is changed. There can be no assurance that, if we lose additional business partners, we will be able to identify suitable replacement partners or fund the establishment or acquisition of an owned office. In addition, although we do not control the activities of these business partners and are not responsible for their liabilities, we may face reputational risk if any of these business partners are involved in or accused of illegal, unethical or similar behavior. Failure to maintain coverage in important geographic markets may negatively impact our operations, reputation and ability to attract and retain key employees and expand domestically and internationally and could have a material adverse effect on our business, financial condition, results of operations and prospects.

Declines in or terminations of servicing engagements or breaches of servicing agreements could have a material adverse effect on our business, financial condition, results of operations and prospects.

We expect that loan servicing fees will continue to constitute a significant portion of our revenues and/or earnings related to our multifamily business for the foreseeable future. Nearly all of these fees are derived from loans that we originate and that are sold through GSE/FHA programs or placed with institutional investors. A decline in the number or value of loans that we originate for these investors or terminations of our servicing engagements will decrease these fees. HUD has the right to terminate our capital markets business’ current servicing engagements for cause. In addition to termination for cause, Fannie

Mae and Freddie Mac may terminate our servicing engagements without cause by paying a termination fee. Institutional investors typically may terminate servicing engagements with us at any time with or without cause, without paying a termination fee. We are also subject to losses that may arise from servicing errors, such as a failure to maintain insurance, pay taxes, or provide notices. If we breach our servicing obligations to the agencies or institutional investors, including as a result of a failure to perform by any third parties to which we have contracted certain routine back-office aspects of loan servicing, the servicing engagements may be terminated. Significant declines or terminations of servicing engagements or breaches of such obligations, in the absence of replacement revenue sources, could materially and adversely affect our business, financial condition and results of operations.

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

Turbulence in the U.S. and international economy or markets adversely affect our liquidity and funding positions, financial condition and the willingness of certain clients to do business with each other or with us. Acquisitions and financial reporting obligations related thereto may impact our ability to access the capital markets on a timely basis and may necessitate greater short-term borrowings during certain times, which in turn may adversely affect our cost of borrowing, financial condition, and creditworthiness, and as a result, potentially impact our credit ratings and associated outlooks.

We may need to access short-term funding sources in order to meet a variety of business needs from time to time, including financing acquisitions, as well as ongoing business operations or activities such as hiring or retaining real estate brokers, salespeople, managers and other professionals. While we have credit facilities in place, to the extent that our capital or other needs exceed the capacity of our existing funding sources or we are not able to access any of these sources, this could have a material adverse effect on our business, financial condition, results of operations and prospects.

As of December 31, 2023, our GSE business had $5 billion of committed loan funding and $1.1 billion of uncommitted loan funding available through multiple commercial banks, and an uncommitted $400 million Fannie Mae loan repurchase facility. Consistent with industry practice, our capital markets business’ existing warehouse facilities are short-term, requiring annual renewal. If any of the committed facilities are terminated or are not renewed or the uncommitted facility is not honored, we would be required to obtain replacement financing, which we may be unable to find on favorable terms, or at all, and, in such event, we might not be able to originate loans, which could have a material adverse effect on MSRs and on our business, financial condition, results of operations and prospects.

We are subject to the risk of failed loan deliveries, and even after a successful closing and delivery, may be required to repurchase the loan or to indemnify the investor if there is a breach of a representation or warranty made by us in connection with the sale of loans, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We bear the risk that a borrower will not close on a loan that has been pre-sold to an investor and the amount of such borrower’s rate lock deposit and any amounts recoverable from such borrower for breach of its obligations are insufficient to cover the investor’s losses. In addition, the investor may choose not to take delivery of the loan if a catastrophic change in the condition of a property occurs after we fund the loan and prior to the investor purchase date. We also have the risk of errors in loan documentation which prevent timely delivery of the loan prior to the investor purchase date. A complete failure to deliver a loan could be a default under the warehouse facilities collateralized by GSEs used to finance the loan. While we have not experienced failed deliveries in the past, no assurance can be given that we will not experience failed deliveries in the future or that any losses will not have a material adverse effect on our business, financial condition, results of operations or prospects.

We must make certain representations and warranties concerning each loan we originate for the GSEs’ and HUD’s programs or securitizations. The representations and warranties relate to our practices in the origination and servicing of the loans and the accuracy of the information being provided by them. In the event of a material breach of representations or warranties concerning a loan, even if the loan is not in default, investors could, among other things, require us to repurchase the full amount of the loan and seek indemnification for losses from it, or, for Fannie Mae DUS loans, increase the level of risk-sharing on the loan. Our obligation to repurchase the loan is independent of our risk-sharing obligations. Our ability to recover on a claim against the borrower or any other party may be contractually limited and would also be dependent, in part, upon the financial condition and liquidity of such party. Although these obligations have not had a significant impact on our results to date, significant repurchase or indemnification obligations imposed on us could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our indebtedness, which on January 15, 2024 was approximately $600.0 million, may have important, adverse consequences to us and our investors, including:
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
•we may not be able to borrow additional funds or refinance existing debt as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase common stock or purchase limited partnership units; and
•there would be a material adverse effect on our business, financial condition, results of operations and prospects if we are unable to service our indebtedness or obtain additional financing or refinance our existing debt on terms acceptable to us.

Our indebtedness excludes the warehouse facilities collateralized by GSEs because these lines are used to fund short-term loans held for sale that are generally sold within 45 days from the date the loan is funded. All of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans.

Some of our borrowings have variable interest rates. As a result, increases in market interest rates have had and may continue to have a material adverse effect on our interest expense. Both domestic and international markets experienced significant inflationary pressures in fiscal years 2022 and 2023, and inflation rates in the U.S., as well as in other countries in which we operate, may continue at elevated levels for the near-term. In response, the Federal Reserve in the U.S. and other central banks in various countries have raised, and may again raise, interest rates in response to concerns about inflation. Rising interest rates could further increase our cost of funds, which could reduce our net income. In an effort to limit our exposure to interest rate fluctuations, we may rely on interest rate hedging or other interest rate risk management activities. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged borrowings. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our ability to meet our payment and other obligations related to our debt depends on our ability to refinance such debt, borrow funds from our million credit facilities and to generate and maintain sufficient cash flows. To the extent that we incur additional indebtedness or seek to refinance our existing debt, the risks described above could increase. In addition, our actual cash requirements in the future may be greater than expected. We cannot assure you that our business will generate cash flow from operations, or that additional capital will be available to us, in an amount sufficient to enable us to meet our payment obligations under our borrowings and to fund other liquidity needs, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Credit ratings downgrades could adversely affect us.

Our credit ratings and associated outlooks are critical to our reputation and operational and financial success. Our credit ratings and associated outlooks are influenced by a number of factors, including: operating environment, regulatory environment, earnings and profitability trends, the rating agencies’ view of our funding and liquidity management practices, balance sheet size/composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels, our competitive position in the industry, our relationships in the industry, our relationship with Cantor, acquisitions or dispositions of assets and other matters. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances of that company or related companies warrant such a change. Any adverse ratings change or a downgrade in the credit ratings of Newmark, Cantor or any of their other affiliates, and/or the associated ratings outlooks could adversely affect the availability of debt, including with respect to our 7.500% Senior Notes, financing to us on acceptable terms, as well as the cost and other terms upon which we may obtain any such financing. In addition, our credit ratings and associated outlooks may be important to clients of ours in certain markets and in certain transactions. A company’s contractual counterparties may, in certain circumstances, demand collateral in the event of a credit ratings or outlook downgrade of that company. Further, interest rates payable on our future or currently outstanding debt may increase in the event that our ratings get downgraded; for example, under the terms of our 7.500% Senior Notes, a downgrade in our credit ratings by Fitch Ratings Inc. or Standard & Poor’s would lead to an increase in the interest rate payable on those notes.

As of December 31, 2023, our long-term credit ratings from Japan Credit Rating Agency, Ltd. are BBB+ with a stable outlook, and from both Fitch Ratings Inc. and Kroll Bond Rating Agency are BBB-, and the associated outlooks are stable. Our long-term credit rating from Standard & Poor’s is BB+ with an associated outlook of stable. No assurance can be given that our credit ratings and associated outlooks will remain unchanged in the future.

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

Risks Related to Our 7.500% Senior Notes

We may not have the funds necessary to repurchase the 7.500% Senior Notes upon a change of control triggering event as required by the indenture governing these notes.

Upon the occurrence of a “change of control triggering event” (as defined in in the indenture governing the 7.500% Senior Notes) unless we have exercised our right to redeem the notes, holders of the notes will have the right to require us to repurchase all or any part of their notes at a price in cash equal to 101% of the then-outstanding aggregate principal amount of the notes repurchased plus accrued and unpaid interest, if any. If we experience a “change of control triggering event,” we can offer no assurance that we would have sufficient, financial resources readily available to satisfy our obligations to repurchase any or all of the notes should any holder elect to cause us to do so. Our failure to repurchase the notes as required would result in a default under the indenture, which in turn could result in defaults under agreements governing certain of our other indebtedness, including the acceleration of the payment of any borrowings thereunder, and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The requirement to offer to repurchase the 7.500% Senior Notes upon a change of control triggering event may delay or prevent an otherwise beneficial takeover attempt of us.

The requirement to offer to repurchase the 7.500% Senior Notes upon a change of control triggering event may in certain circumstances delay or prevent a takeover of us and/or the removal of incumbent management that might otherwise be beneficial to investors in our Class A common stock.

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

Our Board of Directors and Audit Committee authorized repurchases of shares of our Class A common stock and purchases of limited partnership interests or other equity interests in our subsidiaries up to $400 million. This authorization includes repurchases of stock or units from executive officers, other employees and partners, including Cantor, as well as other affiliated persons or entities. From time to time, we may repurchase shares or purchase units. See “—Risks Related to Our Business—Risks Related to Liquidity, Funding and Indebtedness— Liquidity is essential to our business, and insufficient liquidity could have a material adverse effect on our business, financial condition, results of operations and prospects.”

Reductions in our quarterly cash dividend and corresponding reductions in distributions by Newmark Holdings to its partners may reduce the value of our common stock and the attractiveness of our equity-based compensation and limit the ability of our partners to repay employee loans.

On February 21, 2024 our Board declared a quarterly cash dividend of $0.03 per share to Class A and Class B common stockholders of record as of March 8, 2024. Investors seeking a high short-term dividend yield may find our Class A common stock less attractive than securities of issuers with higher dividend yields.

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

In November 2022, our Board of Directors reauthorized our stock and unit repurchase authorization to $400 million. In addition, from time to time, we may reinvest all or a portion of the distributions we receive in Newmark OpCo’s business. Accordingly, there can be no assurance that future dividends will be paid, that dividend amounts will be maintained or that repurchases or purchases will be made at current or future levels. See “Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program” in Part II, Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

As of December 31, 2023, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2023, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of December 31, 2023 represented approximately 58.2% of our total voting power. In addition, Cantor has the right to exchange exchangeable partnership interests in Newmark Holdings into additional shares of Class A or Class B common stock, and pursuant to the Exchange Agreement, Cantor, CFGM and other Cantor affiliates entitled to hold Class B common stock under our Certificate of Incorporation have the right to exchange from time to time, on a one-to-one basis, subject to adjustment, shares of our Class A common stock now owned or subsequently acquired by such persons for shares of our Class B common stock, up to the number of shares of Class B common stock that are authorized but unissued under our Certificate of Incorporation. Cantor has pledged 5.0 million shares of Class B common stock held by it to Bank of America in connection with certain partner loans. We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock, absent the exercise of the pledge in the event of foreclosure.

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

S&P Dow Jones Indices and FTSE Russell have previously excluded companies with multiple classes of shares of common stock from being added to their indices or limited their inclusion in them. In addition, several shareholder advisory firms have announced their opposition to the use of multiple class structures. It is possible that the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices and may cause shareholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by shareholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

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

Certain partnership interests in Newmark Holdings may be exchanged for shares of Newmark common stock. In the vast majority of cases, the partnership units that become exchangeable for shares of Newmark common stock are units that have been granted as compensation, and, therefore, the exchange of such units will not result in an increase in Newmark’s share of the tax basis of the tangible and intangible assets of Newmark OpCo. However, exchanges of other partnership units—including non-tax-free exchanges of units by Cantor—could result in an increase in the tax basis of such tangible and intangible assets that otherwise would not have been available, although the Internal Revenue Service may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the Internal Revenue Service. These increases in tax basis, if sustained, may reduce the amount of tax that Newmark would otherwise be required to pay in the future. In such circumstances, the tax receivable agreement that Newmark entered into with Cantor provides for the payment by Newmark to Cantor of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax or franchise tax that Newmark actually realizes as a result of these increases in tax basis and certain other tax benefits related to its entering into the tax receivable agreement, including tax benefits attributable to payments under the tax receivable agreement. It is expected that Newmark will benefit from the remaining 15% cash savings, if any, in income tax that we realize.

RISKS RELATED TO OUR RELATIONSHIP WITH CANTOR AND ITS AFFILIATES

We are controlled by Cantor. Cantor’s interests may conflict with our interests, and Cantor may exercise its control in a way that favors its interests to our detriment, including in competition with us for acquisitions or other business opportunities.

As of December 31, 2023, Cantor and CFGM held no shares of our Class A common stock. As of December 31, 2023, Cantor and CFGM held 21,285,533 shares of our Class B common stock, which represented all of the outstanding shares of our Class B common stock. The shares of Class B common stock held by Cantor and CFGM as of December 31, 2022 represented approximately 58.2% of our total voting power. Cantor and CFGM also own 26,921,248 exchangeable limited partnership units of Newmark Holdings. If Cantor and CFGM were to exchange such units into shares of our Class B common stock, Cantor would have approximately 76.0% of our total voting power as of December 31, 2022 (61.10% if Cantor were to exchange such units into shares of our Class A common stock). We expect to retain our dual class structure, and there are no circumstances under which the holders of Class B common stock would be required to convert their shares of Class B common stock into shares of Class A common stock.

Cantor, directly through its ownership of shares of our Class A common stock and Class B common stock, and Mr. Lutnick, indirectly through his control of Cantor, are each able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our Class A common stock and Class B common stock or other securities. This control is subject to the approval of our Audit Committee on those matters requiring such approval. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us.

Cantor’s and Mr. Lutnick’s ability to exercise control over us could create or appear to create potential conflicts of interest. See “—Mr. Lutnick has actual or potential conflicts of interest because of his positions with BGC Group and/or Cantor or its other affiliates.” Conflicts of interest may arise between us and Cantor in a number of areas relating to our past and ongoing relationships, including:
•potential acquisitions and dispositions of businesses, mergers, joint ventures, investments or similar transactions;
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
•any loans to or from us or Cantor, or any financings or credit arrangements that relate to or depend on our relationship with Cantor or its relationship with us;
•business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities;
•intellectual property matters;
•business combinations involving us; and
•the nature, quality and pricing of administrative services and transition services to be provided to or by Cantor or its affiliates.

Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with Cantor in the future or in connection with Cantor’s desire to enter into new commercial arrangements with third parties.

We also expect Cantor to manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act, including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of our Class A common stock, which would dilute Cantor’s voting power in us. See “—Risks Related to Our Corporate and Partnership and Equity Structure—If we or Newmark Holdings were deemed an “investment company” under the Investment Company Act, the Investment Company Act’s restrictions could make it impractical for us to continue our business and structure as contemplated and could materially adversely affect our business, financial condition, results of operations and prospects.”

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

Our agreements and other arrangements with BGC Group and Cantor, including the Separation and Distribution Agreement, may be amended upon agreement of the parties to those agreements and approval of our Audit Committee. We may not be able to resolve any potential conflicts, and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. In order to address potential conflicts of interest between or among BGC Group, Cantor and their respective representatives and us, our Certificate of Incorporation contains provisions regulating and defining the conduct of our affairs as they may involve BGC Group and/or Cantor and their respective representatives, and our powers, rights, duties and liabilities and those of our representatives in connection therewith.

Cantor may compete with us for acquisitions or other business opportunities.

Cantor has existing real estate-related businesses and Newmark and Cantor are co-sponsors of a SPAC named Newmark Acquisition Corp. In addition, from time to time, Cantor may sponsor other SPACs or invest in other ventures which have a real estate focus. While these businesses do not currently compete with Newmark, it is possible that, in the future, real estate-related opportunities in which Newmark would be interested may also be pursued by Cantor and/or Cantor may conduct activities in any real estate-related business or asset-backed securities-related business or any extensions thereof and ancillary activities thereto. For example, Cantor’s commercial lending business has historically offered conduit loans to the multifamily market. While conduit loans have certain key differences versus multifamily agency loans, such as those offered by our capital markets business, there can be no assurance that Cantor’s lending businesses will not seek to offer multifamily loans to our existing and potential multifamily customer base.

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

Our Certificate of Incorporation provides that, to the greatest extent permitted by law, no Cantor Company or BGC Group Company, each as defined in our Certificate of Incorporation, or any of the representatives, as defined in our Certificate of Incorporation, of a Cantor Company or BGC Group Company will, in its capacity as our stockholder or affiliate, owe or be liable for breach of any fiduciary duty to us or any of our stockholders. In addition, to the greatest extent permitted by law, none of any Cantor Company, BGC Group Company or any of their respective representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as us or our representatives or doing business with any of our or our representatives’ clients or customers. If any Cantor Company, BGC Group Company or any of their respective representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined in our Certificate of Incorporation) for any such person, on the one hand, and us or any of our representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to us or any of our representatives, and will not be liable to us, any of our stockholders or any of our representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity to us or any of our representatives, subject to the requirement described in the following sentence. If a third-party presents a corporate opportunity to a person who is both our representative and a representative of a BGC Group Company and/or a Cantor Company, expressly and solely in such person’s capacity as our representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to us as our representative with respect to such corporate opportunity, provided that any BGC Group Company, any Cantor Company or any of their respective representatives may pursue such corporate opportunity if we decide not to pursue such corporate opportunity.

The corporate opportunity policy that is included in our Certificate of Incorporation is designed to resolve potential conflicts of interest between us and our representatives and BGC Group, Cantor and their respective representatives. The Newmark Holdings and Newmark OpCo limited partnership agreements contain similar provisions with respect to us and/or BGC Group and Cantor and each of our respective representatives. This policy, however, could make it easier for BGC Group or Cantor to compete with us. If BGC Group or Cantor competes with us, it could materially harm our business, financial condition, results of operations and prospects.

Mr. Lutnick has actual or potential conflicts of interest because of his positions with BGC Group and/or Cantor or its other affiliates.

Mr. Lutnick serves as Chairman of the Board and Chief Executive Officer of BGC Group and as Chairman and Chief Executive Officer of Cantor and holds offices at various other affiliates of Cantor and serves as an officer and director of several SPACs. He has also joined, and may in the future join, the board of other public companies from time to time. Further, Mr. Lutnick’s family members are periodically employed by our businesses. In addition, Mr. Lutnick owns BGC Group common stock and equity interests in Cantor and other affiliates. These interests may be significant compared to his total assets. Although BGC Group is no longer our parent following the Spin-Off, Cantor controls both us and BGC Group. Mr. Lutnick’s positions at BGC Group and/or Cantor, any family employment or other relationships, and the ownership of any such equity or the equity of any of Cantor’s other affiliates create, or may create the appearance of, conflicts of interest when he is faced with decisions that could have different implications for BGC Group, Cantor or any of such other affiliates than the decisions have for us.

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

We are controlled by Cantor. Cantor controls its wholly owned subsidiary, CF&Co, which may provide us with investment banking services from time to time. In addition, Cantor, CF&Co and their affiliates may provide us with advice and other services from time to time.

We are controlled by Cantor. Cantor, in turn, controls its wholly owned subsidiary, CF&Co. Cantor, CF&Co and their affiliates have provided investment banking services to us and our affiliates in the past and may be expected to do so in the future, including acting as our financial advisor in connection with business combinations, dispositions or other transactions, and placing or recommending to us various investments, stock loans or cash management vehicles. They receive customary fees and commissions for these services in accordance with our investment banking engagement letter with CF&Co. They may also receive brokerage and market data and analytics products and services from us and our respective affiliates. CF&Co may make a market in our notes once the appropriate registration statement is filed with the SEC.

RISKS RELATED TO OWNERSHIP OF OUR CLASS A COMMON STOCK AND OUR STATUS AS A PUBLIC COMPANY

If we fail to implement and maintain an effective internal control environment, our operations, reputation and stock price could suffer, we may need to restate our financial statements and we may be delayed in or prevented from accessing the capital markets.

As a public company, we are required, under Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment is required to include disclosure of any material weaknesses identified by our management in our key internal controls over financial reporting. A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. To ensure compliance with Section 404, we will continue to evaluate our key internal controls over financial reporting, including with respect to acquisitions.

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

Our ability to identify and remediate any material weaknesses in our internal controls over financial reporting could affect our ability to prepare financial reports in a timely manner, control our policies, procedures, operations and assets, assess and manage our operational, regulatory and financial risks, and integrate our acquired businesses. Similarly, we need to effectively manage any growth that we achieve in such a way as to ensure continuing compliance with all applicable control, financial reporting and legal and regulatory requirements. Any material failure to ensure full compliance with control and financial reporting requirements could result in restatement of our financial statements, delay or prevent us from accessing the capital markets and harm our reputation and/or the market price for our Class A common stock.

Purchasers of our Class A common stock, as well as existing stockholders, may experience significant dilution as a result of sales of shares of our Class A common stock by us, and the perception that such sales could occur may adversely affect prevailing market prices for our stock.

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

We have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20 million shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2023, we have issued an aggregate of 2,176,415 shares of our Class A common stock under this registration statement. We have filed registration statements on Form S-8 pursuant to which we have registered the shares underlying the Equity Plan. As of December 31, 2023, there were 304.2 million shares remaining for sale under such registration statements.

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

We are a Delaware corporation, and the anti-takeover provisions of the DGCL, our Certificate of Incorporation and our Bylaws impose various impediments to the ability of a third-party to acquire control of us, even if a change of control would be beneficial to our Class A stockholders.

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

Our Bylaws provide that special meetings of stockholders may be called only by the Chairman of our Board of Directors, or in the event the Chairman of our Board of Directors is unavailable, by the Chief Executive Officer or by the holders of a majority of the voting power of our Class B common stock, which is currently held by Cantor and CFGM. In addition, our Certificate of Incorporation permits us to issue “blank check” preferred stock.

Our Bylaws require advance written notice prior to a meeting of our stockholders of a proposal or director nomination which a stockholder desires to present at such a meeting, which generally must be received by our Secretary not later than 120 days prior to the first anniversary of the date of our proxy statement for the preceding year’s annual meeting. In the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not later than the close of business on the later of the 120th day prior to the date of such proxy statement or the tenth day following the day on which public announcement of the date of such meeting is first made by us. Our Bylaws provide that all amendments to our Bylaws must be approved by either the holders of a majority of the voting power of all of our outstanding capital stock entitled to vote or by a majority of our Board of Directors.

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

The foregoing factors, as well as the significant common stock ownership by Cantor, including shares of our Class B common stock, and rights to acquire additional such shares, and the provisions of any debt agreements could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our Class A common stock that could result in a premium over the market price for shares of Class A common stock.

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

Ongoing scrutiny and changing expectations from stockholders with respect to the Company’s corporate responsibility or ESG practices may result in additional costs or risks.

Companies across our industry are facing continuing scrutiny related to their corporate responsibility or ESG practices and related demographic disclosures. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also focused on such practices and related demographic disclosures and in recent years have placed increasing importance on the non-financial impacts of their investments. Further, customer bids, requests for proposals and other customer arrangements or opportunities may require disclosure of or improvements in ESG metrics in order to compete for business. While we have published a corporate responsibility report and are focused on these efforts and disclosures, if our practices and disclosure of specific metrics do not meet customer, investor or other industry participant expectations, which continue to evolve, we may not win or may lose customers, or may incur additional costs and our business, financial condition, results of operations and prospects could be materially adversely affected.

We face increasing financial, regulatory, and transitional risks associated with the effects of climate change.

Extreme weather events such as flooding, hurricanes, tornadoes, earthquakes, extreme temperatures and wildfires could negatively impact our operations or the physical assets and operations of our clients. Such weather events that affect one or more of our offices could disrupt our operations and increase our operating costs. Additionally, regulation, including regulation designed to reduce the greenhouse gas emissions of buildings or any climate change related rules could negatively affect us or our clients.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 1C. CYBERSECURITY

We are committed to combating the threat of cyber-attacks and to securing our business through our information security programs and developing a deep understanding of cybersecurity risks, vulnerabilities, mitigations, and threats. We have a global cybersecurity process applicable to all subsidiaries and business lines.

Risk Management and Strategy

Our global cybersecurity processes form the comprehensive framework we utilize for planning, performing, managing, assessing, and improving our security controls as they relate to cybersecurity, and form part of our overall risk management system. We aim to conduct our cybersecurity program in accordance with current recognized global policies and standards for cybersecurity and information technology. These processes are managed by our cybersecurity team headed by our CISO and supported by our business continuity teams.

We conduct periodic internal and external vulnerability audits and assessments and penetration testing and provide periodic cybersecurity training to employees. These measures include regular phishing simulations, annual general cybersecurity awareness training and data protection training. We also participate in industry-specific cybersecurity roundtables and professional groups to ensure we remain abreast of industry-wide cybersecurity developments and best practices and thereby enhance our threat identification processes and responses as necessary. Additionally, when engaging with and utilizing third-party vendors and partners for our business, we conduct various oversight assessments, including due diligence and periodic monitoring to identify potential cybersecurity threats associated with our conducting business with such vendors and partners and to ensure any corresponding risk exposure aligns with our business requirements and risk tolerances.

We maintain an incident reporting and escalation process in the event of any observed, detected, or suspected events that we believe may qualify as a cybersecurity incident. Risks are identified based on a four-tier system, and tiers are assigned based on the service impact, user impact, financial impact, and security impact that a threat may pose. Our processes include steps to recover our systems and information through established and tested system recovery plans and business continuity plans, each based on the appropriate response associated with the corresponding tier of the identified threat. Our incident response process includes steps to notify key incident management team members who are responsible for communicating with regulatory and other governmental authorities about cybersecurity events as applicable and as required by law. We determine the materiality of such incidents based upon a number of factors including if the incident had or may have a material impact on our business strategy, results of operations, or financial condition. This process involves a review of the nature of the incident by our cybersecurity team as well as other members of management and employees with specialized technology or financial knowledge, including our CISO, CIO, and CFO, as applicable. In the event of a material breach, we have a process for escalation to appropriate members of our senior management, and, where appropriate, to our Board and Audit Committee. These groups also collaborate in determining the appropriate response to such events and disclosure of any material breach.

We engage third parties from time to time that assist us in the identification, assessment, and management of cybersecurity risks. We also engage cybersecurity specialists to complete assessments of our cybersecurity processes, program and practices, including our data protection practices, as well as to conduct targeted attack simulations. The feedback from these assessments and guidance from external specialists informs our overall risk management system and the development and improvement of our processes to mitigate cybersecurity risks throughout the Company.

Disaster Recovery

Our processes address disaster recovery concerns. We operate most of our technology from dual-primary data centers in the cloud, with one located in the East US region and the other in the West US region. Either site alone is capable of running all of our essential systems. In addition, we maintain technology operations from regions in East Asia, West US and South Central US regions. Replicated instances of this technology are maintained in our East US region. All regions are built and equipped to best-practice standards of physical security with appropriate environmental monitoring and safeguards. Failover for the majority of our systems is automated.

Board Governance and Management

Our global cybersecurity processes are managed primarily by our CISO, whose experience includes approximately 25 years of service in roles relating to assessing, managing and providing oversight for cybersecurity risks at public and private entities; our CIO, whose experience includes managing the technology professionals and processes at public commercial real estate advisors, and our CFO, whose experience includes risk management and specialized financial knowledge.

Pursuant to the Audit Committee charter, the Audit Committee oversees the management of the Company’s risk management process, including the identification, prioritization, assessment and management of risks related to cybersecurity. While our Board and Audit Committee members have broad experience in risk management and in some cases technological expertise relating to cybersecurity, our CISO and CIO and management teams handle cybersecurity threat management. The CISO and CIO provide the Board and Audit Committee periodic reports regarding the Company’s cybersecurity risks and threats, the status of projects to strengthen our information security systems, assessments of our information security program, and any issues associated with the emerging threat landscape. In addition, the CISO provides periodic reports to our executive officers, members of the boards of certain of our regulated entities internationally and other members of our senior management as appropriate. Material events and updates are reported to the full Board and Audit Committee annually and on an ad hoc basis where warranted based on the level of materiality of any such incidents as determined by the incident reporting and escalation process led by our CISO and CIO. Our processes are regularly evaluated by internal and external experts, with the results of those reviews reported to senior management and, where appropriate, the Board and Audit Committee.

Although we believe risks from cybersecurity threats have not materially affected our business strategy, results of operations, or financial condition to date, they may in the future, and we continue to closely monitor risks from cybersecurity threats. For additional information on the impact of cybersecurity matters on us, see “Risks Related to Our Business—Risks Related to Our IT Systems and Cybersecurity” in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our principal executive offices are located at 125 Park Avenue, New York, New York 10017. They consist of approximately 150,000 square feet of space under a lease that expires in 2031.

We operate out of more than 140 offices. In addition, we have licensed our name to 12 commercial real estate providers we consider business partners, which operate out of 25 offices in certain locations where we do not have our own offices. We believe our facilities are sufficient for our current needs.

ITEM 3. LEGAL PROCEEDINGS

See Note 28 — “Commitments and Contingencies” to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K and the information under the heading “Legal Proceedings” included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report on Form 10-K, for a description of our legal proceedings which is incorporated by reference herein.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “NMRK.” There is no public trading market for our Class B common stock, which is held by Cantor and CFGM.

As of February 26, 2024, there were 855 holders of record of our Class A common stock and two holders of record of our Class B common stock.

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

Since 2021, we have returned $829.4 million dollars to shareholders through share repurchases and redemptions. In addition, we paid dividends and distributions. We expect to continue returning capital to shareholders.

Since 2022, the Board has declared a quarterly dividend of $0.03 per share. In addition, Newmark has paid quarterly after-tax distributions to its partners. The Exchange Ratio is adjusted in accordance with the terms of the Separation and Distribution Agreement due to any difference between our dividend policy and the distribution policy of Newmark Holdings.

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

Stock and Unit Repurchase and Redemption Program and 2023 Activity

On November 4, 2022, our Board re-authorized share repurchases of Newmark Class A common stock and purchases of limited partnership interests in Newmark’s subsidiaries by the Company in an aggregate amount up to $400.0 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units.

During the year ended December 31, 2023, Newmark repurchased 5,785,370 shares of Class A common stock at an average price of $6.47 per share.

During the year ended December 31, 2022, Newmark repurchased 24,918,482 shares of Class A common stock at an average price of $11.83 per share.

As of December 31, 2023, Newmark had $354.9 million remaining under its share repurchase and unit purchase authorization.

The following table details our share repurchase activity during the fourth quarter of 2023, including the total number of shares repurchased, the average price paid per share, the number of shares repurchased as part of our publicly announced repurchase program and the approximate value that may yet be purchased under such program as of December 31, 2023 (in thousands except shares and per share amounts):

Issuer Purchases of Equity Securities

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares and Units That May Yet Be Repurchased/ Purchased Under the Program

October 1, 2023 – October 31, 2023	373,260	$6.38	373,260	—
November 1, 2023 – November 30, 2023	—	—	—	—
December 1, 2023 – December 31, 2023	270,602	$10.27	270,602	—
October 1, 2023 – December 31, 2023	643,862	$8.01	643,862	$354,852

Performance Graph

The performance graph below shows a comparison of the cumulative total stockholder return, on a gross dividend reinvestment basis, of $100 invested on December 31, 2018, measured on December 31 of each year from 2018 through 2023. The peer group consists of CBRE Group, Inc., Colliers International Group Inc., Cushman & Wakefield plc, Jones Lang LaSalle Incorporated, and Savills plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. The chart includes the Russell 2000 Index, of which we are a member. Because this index includes small cap U.S.-listed companies, and because we are not a part of the S&P 500 Index, we believe that the Russell 2000 Index is a better measure of our stock’s relative performance.

Note: Peer group indices use beginning of period market capitalization weighting. The above graph was prepared by Zacks Investment Research, Inc. and used with their permission, all rights reserved, Copyright 1980-2024. S&P 500 is Copyright © 2024 S&P Dow Jones Indices LLC, a division of S&P Global, all rights reserved. Russell 2000 Copyright © 2024 Russell Investments. Used with permissions, all rights reserved.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Newmark’s financial condition and results of operations should be read together with Newmark’s accompanying consolidated financial statements and related notes, as well as the “Special Note Regarding Forward-Looking Information” relating to forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, included elsewhere in this Annual Report on Form 10-K.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the years ended December 31, 2023, 2022 and 2021. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

Forward-Looking Cautionary Statements

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•macroeconomic and other challenges and uncertainties, including those resulting from the wars in Ukraine and Israel and other ongoing or new conflicts in the Middle East or other jurisdictions, downgrades of U.S. Treasuries, fluctuating global interest rates, inflation and the Federal Reserve’s responses thereto, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, increasing energy costs, including such increasing costs’ effect on demand for commercial real estate and capital markets transaction volumes, office space, levels of new lease activity and renewals, distressed non-GSE commercial mortgages, frequency of loan defaults and forbearance and associated losses, and fluctuations in the mortgage-backed securities market, as well as potential changes in these factors as a result of the upcoming U.S. Presidential election;
•challenges relating to our repositioning of certain aspects of our business to adapt to and better address the needs of our clients in the future as a result of the acceleration of pre-existing long-term social and economic trends, fluctuating interest rates and market uncertainty, and other legal, cultural and political events and conflicts, and governmental measures taken in response thereto, including reductions in capital markets transaction volumes due to fluctuating interest rates and market uncertainty, uncertainty in the timing of stabilization of interest rates and the recovery of transaction volumes, changes in the mix of demand for commercial real estate space, including as a result of the COVID-19 pandemic, decreased demand for urban office and retail space generally, which may be offset in whole or in part by increased demand for suburban office, data storage, fulfillment, and distribution centers and life sciences facilities, that could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services, including the time and expense related to such repositioning, as well as risks related to our entry into new geographic markets or lines of business, declines in real estate values, including due to sales of loans previously held by failed financial institutions, increases in commercial real estate lending rates, and risks related to the volume of committed investment capital;
•market conditions and volatility, fluctuations in transaction volumes, including changes in leasing and lending activity and debt volumes, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, increases and decreases in the federal funds interest rate and other actions to moderate inflation, increases or decreases in deficits and the impact of changing government tax rates, repatriation rules, deductibility of interest, and other changes to monetary policy, potential political impasses, changing regulatory requirements or changes in legislation, regulations and priorities, turmoil across regional banks and certain global investment banks, possible disruptions in transactions, and potential downturns including recessions, and similar effects, which may not be predictable in future periods;
•potential deterioration of equity and debt capital markets for commercial real estate and related services, potential unavailability of traditional sources of financing and need for alternative sources, ongoing supply chain issues and other factors, and our ability to access the capital markets as needed or on reasonable terms and conditions;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors, some of which may have greater financial and operational resources than we do;
•the effect of industry concentration and reorganization, reduction of customers and consolidation;
•uncertainties related to integrating Knotel, Deskeo, BH2, McCall & Almy, Open Realty, Spring11 and Gerald Eve and the synergies and revenue growth generated from these and other acquisitions as we build out our international and domestic businesses;
•liabilities in connection with our business, including appraisal and valuation, sales and leasing and property and facilities management activities, that exceed our insurance coverage;

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
•competition for and retention of brokers and other producers, managers and key employees, our ability to integrate newly hired producers, and the duration of the period between when we hire producers and when they achieve full productivity;
•the impact on our stock price from any future reduction of our dividend and potential future changes in our capital deployment priorities, including repurchases of shares, purchases of limited partnership interests, and our dividend policy, and in Newmark Holdings’ distributions to partners;
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
•risks related to changes in our relationships with the GSEs and HUD and related changes in the credit markets;
•risks related to changes in the future of the GSEs, including changes in the terms of applicable conservatorships and changes in their capabilities;
•risks inherent in doing business in and expanding into international markets, including economic or geopolitical conditions or uncertainties, the actions of governments or central banks, the risks of possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, the outbreak of hostilities, the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), recent economic volatility in the U.K., rising political and other tensions between the U.S. and China, as well as potential changes in these factors as a result of the upcoming U.S. Presidential election;
•political and civil unrest in the U.S. or abroad, including demonstrations, riots, boycotts, rising tensions with law enforcement, the impact of elections, or other social and political developments, political and labor unrest, the impact of U.S. government shutdowns or impasses, including on HUD, as well as potential changes in these factors as a result of the upcoming U.S. Presidential election;
•the impact of terrorist acts, acts of war or other violence or political unrest, as well as disasters or weather-related or similar events, including hurricanes, and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents;
•the effect on our business, clients, the markets in which we operate, and the economy in general of fluctuating interest rates, market volatility, and inflationary pressures and the Federal Reserve’s response thereto, infrastructure spending, changes in the U.S. and foreign tax and other laws, potential policy and regulatory changes in Mexico and other countries, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and future changes to tax policy and other potential political policies resulting from elections and changes in governments;
•our dependence upon our key employees, our ability to build out successful succession plans, our ability to enforce post-employment restrictive covenants applicable to certain of our key employees, the impact of absence due to illness or leave of certain key executive officers or employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC and various other ventures and investments sponsored by Cantor;
•the impact of any claims or litigation related to compensation, or other transactions with our executive officers;

•extensive regulation of our business and clients, changes in regulations relating to commercial real estate and other industries, changes in environmental regulations, and risks relating to compliance matters, including regulatory examinations, inspections, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, and compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to our taking actions to ensure that we and Newmark Holdings are not deemed investment companies under the Investment Company Act of 1940, as amended;
•factors related to specific transactions or series of transactions as well as counterparty failure;
•costs and expenses of developing, maintaining and protecting our intellectual property, as well as employment, regulatory and other litigation, proceedings and their related costs, including related to acquisitions and other matters, including judgments, fines, or settlements paid, reputational risk, and the impact thereof on our financial results and cash flows in any given period;
•certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage, reduced availability under our various credit facilities, and the need for short or long-term borrowings, including from Cantor, our ability to refinance our indebtedness, including in the credit markets, on acceptable rates, and our ability to satisfy eligibility criteria for government-sponsored loan programs and changes to interest rates and market liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and availability of financing necessary to support ongoing business needs on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in credit ratings and the associated outlooks and increased borrowing costs;
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
•information technology risks, including capacity constraints, failures, or disruptions in our systems or those of clients, counterparties, or other parties with which we interact, increased demands on such systems and on the telecommunications infrastructure from remote working, including cyber security risks and incidents, compliance with regulations requiring data minimization and protection and preservation of records of access and transfers of data, privacy risk and exposure to potential liability and regulatory focus;
•the expansion of our cybersecurity processes to include new businesses, or the integration of the cybersecurity processes of acquired businesses, including internationally;
•the impact of AI on the economy, our industry, our business and the businesses of our clients and vendors;

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

Overview

Newmark is a leading commercial real estate advisor and service provider to large institutional investors, global corporations, and other owners and occupiers. We offer a diverse array of integrated services and products designed to meet the full needs of our clients.

Our investor/owner services and products include:

•capital markets, which consists of investment sales and commercial mortgage brokerage (including the placement of debt, equity raising, structured finance, and loan sales on behalf of third parties);
•landlord (or agency) leasing;
•valuation and advisory;
•property management;
•our leading commercial real estate technology platform and capabilities;
•business rates for U.K. property owners;
•due diligence consulting and other advisory services;
•GSEs and FHA lending, including multifamily lending and loan servicing;
•limited loan servicing and asset management; and
•flexible workspace solutions for owners.

Our corporate or occupier services and products include:

•tenant representation leasing;
•GCS, which includes real estate, workplace and occupancy strategy, corporate consulting services, project management, lease administration and facilities management;
•business rates for U.K. occupiers; and
•flexible workspace solutions for occupiers.

Our goal is to lead with extraordinary talent, data, and analytics, which together allow us to provide strategic and specialized advice. This combination enables our revenue-generating employees, including brokers, originators, and other customer-facing professionals to be highly productive and to help clients increase their efficiency and profits while optimizing their real estate portfolios. Our goal is also to continue recruiting and retaining the greatest talent in the industry and to be recognized as the leading advisor in commercial real estate services.

With respect to our overall business, our near-term goals include becoming number one in capital markets in the United States and growing significantly larger in key international markets. This is partly because our investment sales and debt businesses have historically had a multiplier effect that drives outsized growth across many of our other service lines. When overall capital markets activity rebounds and our recently hired producers reach full productivity, we believe that our market share, revenues, and earnings can outperform the industry across our suite of services. While the macroeconomic environment may be challenging in the short term, we remain excited about our market position and our future. We are also focused on increasing the percentage of our total revenues from our recurring and/or contractual businesses, such as servicing, V&A, GCS, agency leasing, and property management. Our goals also include increasing cross-selling opportunities with and between many of these service lines and our capital markets and overall leasing businesses. We expect this to create a virtuous circle that will continue to bolster our long-term market share gains over time.

Newmark was founded in New York City in 1929, with an emphasis on local investor/owner and occupier services and products and became known for having dedicated, knowledgeable, and client-focused advisors/intermediaries. Our acquisition by Cantor Fitzgerald’s subsidiary BGC in 2011 and its subsequent investments in our business contributed to Newmark’s strong growth. This growth continued following our 2017 IPO. Between 2011 and 2023, we increased our total revenues by a CAGR of 22%. Based on reported results, we believe that this improvement was greater than any of our publicly traded commercial real estate services peers listed in the U.S. that have reported revenues over this period (based on actual results reported by our peers as of February 27, 2024).

We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the year ended December 31, 2023 we generated revenues of approximately $2.5 billion, primarily from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Business Environment

As discussed in greater detail in “—Economic Growth and Outlook in the United States and the United Kingdom” and “—Market Statistics,” transaction and investment volumes in the commercial real estate industry declined significantly from 2022 to the year ended December 31, 2023 due to the rise in global interest rates through the summer of 2023. We gained market share in the U.S. in 2023, particularly in the third and fourth quarters, as our corresponding transaction volumes either improved or decreased at rates less than those for the industry as a whole. Now that central banks have stopped interest rate increases and with the upcoming significant amount of commercial and multifamily debt maturities, we expect industry volumes to begin to rebound.

We believe that during stressed or challenging times, our clients value having a strategic advisor like Newmark. We believe our partnership and collaboration with our clients during uncertain times has helped us develop long-lasting relationships and gain market share over time. Despite slower industry transactional activity levels in 2023 versus record levels in 2021 and the first half of 2022, we continue to see strong client dialogue and engagement as owners and occupiers seek our advice with respect to executing on their strategic and real estate-focused objectives.

Institutional investors have accumulated near record amounts of undeployed real estate-focused capital, with Preqin estimating that there was approximately $405 billion of investible funds held by closed-end funds at real estate focused institutions as of December 2023, of which $259 billion was held by North America focused funds and $71 billion by funds focused on Europe. This is in addition to the significant amount of real estate assets held by other types of investors and owners such as publicly traded REITs, non-traded REITs, and open-ended core property funds. According to the most recent data from MSCI, the overall size of the professionally managed global real estate investment market was $13.3 trillion in 2022, while the size of the overall investible market was $19.5 trillion. Furthermore, there is approximately $4.7 trillion in U.S. commercial and multifamily mortgage debt outstanding per the MBA (excluding loans for acquisitions, development, and construction, as well as loans collateralized by owner-occupied commercial properties). Of this amount, approximately $2.6 trillion is expected to mature between 2024 and 2028, with approximately $2.0 trillion of this debt expected to mature between 2024 and 2026. With the sharp increase in interest rates and generally rising capitalization rates, as well as the pullback in commercial real estate lending by banks and other traditional lenders, we believe a large and growing percentage of investors and owners will need to find alternative solutions, including via the growing share of loans we expect to be originated by alternative lenders such as private credit funds. We anticipate a significant portion of debt maturities to be resolved not only through refinancing, which should help our mortgage brokerage and origination businesses, but also through the kinds of more complex and sophisticated restructurings, loan sales, and recapitalizations in which Newmark specializes. Our capital markets clients have sought, and we believe will continue to seek, our counsel with respect to addressing their related investing and financing needs.

For a further discussion of known trends, refer to the heading “Industry and Market Data—Industry Trends and Opportunity” included in Part I, Item 1, Business, of this Annual Report on Form 10-K.

We believe factors such as those discussed above will drive strong levels of leasing and capital markets activity over the intermediate and long-term time horizons, even as volumes remain muted in the near-term. We expect our professionals to not only provide our clients with innovative capital markets solutions, but to offer integrated services from our experts across leasing, V&A, property management, and other areas of Newmark. By using a collaborative and multidisciplinary approach, we can provide our clients with extensive industry and product expertise along regional, national, and increasingly global reach across a wide variety of property types.

Key Business Drivers
We continue to invest in our businesses by adding high profile and talented producers and other revenue-generating professionals. Historically, newly hired commercial real estate producers tend to achieve dramatically higher productivity in their second and third years with our company, although we incur related expenses immediately. As newly hired producers ramp up and increase their productivity, our commission revenues and earnings growth accelerate, all else equal, due to our strong operating leverage.

We operate a leading capital markets business in the United States with a growing international presence. We have access to many of the world’s largest owners of commercial real estate, and we believe this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also supply investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE/FHA lender by loan origination volume and loan servicing portfolio size. In addition to our traditional servicing business, we acquired the remainder of Spring11, an entity in which we had otherwise held a controlling stake since 2017, in the first quarter of 2023 Spring11 had recently launched an asset management and servicing business with a focus on bank, fund, and commercial mortgage-backed securities clients. The addition of Spring11’s new business, as well as an approximately 11% expansion year-on-year of our higher margin primary servicing portfolio, increased the size of Newmark’s asset management and limited servicing portfolio and overall servicing portfolio. As of December 31, 2023, our overall loan servicing and asset management portfolio more than doubled year-on-year to $175.9 billion (of which 63.1% was limited servicing and asset management, 35.4% was higher margin primary servicing, and 1.5% was special servicing).

We believe that for the industry, commercial and multifamily servicing and asset management companies earn 40 to 50 basis points on their Fannie Mae servicing book, eight to 10 basis points on Freddie Mac loans, approximately 15 basis points for FHA loans, and one to three basis points for limited servicing. The fees for special servicing and asset management can vary depending on a variety of factors. Spring11’s limited servicing portfolio currently earns closer to the low end of the latter range but is targeting higher fees over time as it expands its offerings across special servicing and asset management. Limited servicing, special servicing, and asset management together generally produce higher profit margins than Newmark as a whole, but lower profit margins versus GSE/FHA primary servicing. We expect our overall portfolio to continue providing a steady stream of income and cash flow over the life of the serviced loans.

Economic Growth and Outlook in the United States and the United Kingdom
U.S. GDP expanded by 5.8% and 1.9%, respectively, in 2021 and 2022, according to the U.S. Department of Commerce (with all GDP figures inflation adjusted). According to the January 25, 2024 estimates from the same source, U.S. GDP expanded at annualized rates of 2.2%, 2.1%, 4.9%, and 3.3%, respectively, in the first through fourth quarters of 2023. The most recent period’s GDP growth was driven by various factors, including increases in consumer spending, exports, state and local government spending, nonresidential fixed investment, federal government spending, private inventory investment, and residential fixed investment. Imports, which are a subtraction in the calculation of GDP, increased. Economists generally expect U.S. GDP to grow at levels below pre-pandemic levels in 2024 and 2025. For example, as of January 26, 2024, the Bloomberg consensus of economists was for real U.S. GDP to expand at respective annualized rates of 1.1%, 0.5%, 1.0, and 1.5% in the first through fourth quarters of 2024. The consensus is for real U.S. GDP to grow by 1.5% in 2024 and 1.7% in 2025. For context, over the ten years ended December 31, 2019, real U.S. GDP grew at a CAGR of 2.4% per year, measured in chain linked 2017 dollars. Actual and projected growth was and is expected be lower in the U.K., which is now our second largest market. According to The Office for National Statistics, U.K. GDP increased by 0.1% in 2023. The January 2024 Bloomberg consensus was for it to grow by 0.4% and 1.2% in 2024 and 2025, respectively. In comparison, real U.K. GDP grew at an annual CAGR of 2.0% over the ten years ended December 31, 2019, measured in chain linked 2019 pounds, also per Bloomberg.

According to the U.S. Bureau of Labor Statistics, the seasonally adjusted monthly average of non-farm payroll employment increased by 604 thousand, net, during 2021, which was the highest such figure since record keeping began. Based the same source, strong job growth continued in 2022, with monthly gains averaging 377 thousand on the same basis. Their current estimate is that 305 thousand, 274 thousand, 213 thousand and 227 thousand jobs, respectively, were created per month in the first through fourth quarters of 2023. For context, this seasonally adjusted monthly figure averaged 183 thousand over the ten years ending December 31, 2019. The December 2023 U.S. unemployment rate (based on U-3) was 3.7%, versus 3.5% a year earlier. In comparison, the last time the U.S. unemployment rate was consistently near these low levels was 1969, when unemployment reached 3.4%. The January 2024 Bloomberg consensus was for U-3 to rise modestly in 2024 and 2025, but to remain at or below 4.2%. According to recent figures from Bloomberg, the U.K. unemployment rate was 3.7% and 4.0% in 2022 and 2023, respectively, and is expected to rise slightly to 4.6% and 4.7% in 2024 and 2025.

The ten-year U.S. Treasury yield declined by approximately 69 basis points quarter on quarter and was essentially flat year-on-year at 3.9% as of December 31, 2023. Ten-year U.S. Treasury yields still remained below their 50-year average of just under 6.0%, despite the recent increase. On September 22, 2022 and November 2, 2022, the FOMC announced two separate increases to the upper bound of its target range for the federal funds rate of 75 basis points each, in order to curb inflation. The FOMC increased the upper bound by another 50 basis points in December of 2022, and then by 25 basis points each in February 2023, March 2023, May 2023, and July 2023. The FOMC has kept the rate unchanged since the July 2023 increase.

The FOMC said in June of 2023 that it expected to raise the target range twice more in 2023 (including the July increase) in order to return annual inflation to its long-term goal of 2% over time. However, FOMC Chair Jerome Powell suggested in November of 2023 that the Federal Reserve was edging closer to the end of its rate-hiking campaign. He noted that the market had driven various longer-term rates high enough that it could help lower inflation without necessarily requiring further rate hikes from the FOMC. In a February 4, 2024 television interview, Mr. Powell said that the Federal Reserve will proceed carefully with interest rate cuts this year and likely will move at a considerably slower pace than the market expects.

In addition, the FOMC has previously stated that it plans to continue reducing the $7.6 trillion portfolio of securities it holds (as of February 7, 2024), including long-term agency mortgage-backed securities and U.S. Treasuries. These securities were purchased as part of the Federal Reserve’s quantitative easing program designed to hold down long-term interest rates, and the FOMC previously indicated that a maximum of $60 billion in U.S. Treasury purchases and $35 billion in mortgage-backed securities purchases would be allowed to roll off, phased in over three months starting June 1, 2022. As quantitative easing is reversed in this manner through so-called quantitative tightening, long-term rates should rise, all else equal. Although the Federal Reserve’s balance sheet increased in March of 2023 due to its emergency loans to banks as a result of the failures of First Republic Bank, Silicon Valley Bank and Signature Bank, the balance sheet again decreased from April 2023 onwards. In its annual report issued April of 2023, the New York Federal Reserve Bank predicted that the central bank’s holdings will fall to $6 trillion by the middle of 2025. Holdings are then expected to grow to maintain balance with the growth of the economy and grow back up to $7.2 trillion by 2030. At a December 2023 press conference, Mr. Powell said the plan is to “slow and then stop the decline in the size of the balance sheet when reserve balances are somewhat above the level judged to be consistent with ample reserves.” At a January 31, 2024 press conference, Mr. Powell stated that Federal Reserve officials will discuss “balance sheet issues” at their March 2024 meeting.

Similar to what has happened in the U.S., in England the MPC has both raised short term rates to combat post-pandemic inflation and begun quantitative tightening. With respect to short term rates, the MPC raised the Official Bank Rate several times recently, or from 0.1% in November 2021 to 5.25% in August 2023, where it has remained as of February 9, 2024. The MPC recently stated that it “will keep interest rates high for long enough to get inflation back to the 2% target in a lasting way.” With respect to quantitative tightening, the MPC stopped buying bonds at the end of 2021, stopped reinvesting the proceeds from maturing bonds in February 2022, and began actively selling bonds in November of 2022. As a result, the amount of bonds the Bank of England holds has started to fall. From the end of 2021 through February 7, 2024, their notional value has declined from approximately £895 billion to £737 billion.

U.S. inflation measures have gradually declined since 2022. The consumer-price index for December 2023 rose by 3.4% year-over-year, which was slightly higher than the 3.0% figure from six months earlier and lower than the figure from one year earlier, and a significant improvement versus the recent peak of 9.1% observed in June 2022. As a result, economists generally expect long-term U.S. interest rates to stabilize or decline slightly over the next few quarters, but to remain below the long-term historical averages for the foreseeable future (as discussed above). For example, the January 2024 Bloomberg consensus was for the ten-year U.S. Treasury yield to be approximately 4.0%, 3.9%, 3.8%, and 3.7%, respectively, by the ends of the first through fourth quarters of 2024. The same survey indicated that the yield should be 3.6% as of year-end 2025. In comparison, this rate was approximately 3.9% as of the end of the fourth quarter of 2023 and reached an annual closing high of 5.0% on October 19, 2023, also according to Bloomberg.

Inflation in the U.K. has also gradually fallen, albeit from much higher recent levels. According to Bloomberg, the retail price index was 5.2% for December 2023, versus 10.7% and 13.4% six months and a year earlier, respectively. This inflation measure reached a post-pandemic high of 14.2% for October of 2023. According to Bloomberg, the U.K. has had a higher inflation rate compared with the G-7 average since 2016, and this trend is expected to continue in 2024 and 2025. Conversely, the U.K. had lower than average GDP growth among G-7 nations in 2023, which is also expected to continue through 2025. As a result, the Bank of England has had a more challenging time than certain other central banks with respect to balancing inflation and growth rates. U.K. benchmark long-term rates have therefore been somewhat below those of the U.S. According to Bloomberg, the yield on 10-year U.K. government bonds was approximately 3.5% at the end of December of 2023, compared with 4.4% and 3.7%, respectively, 6 months and a year earlier. The January 2024 Bloomberg consensus was for this yield to be approximately 3.9%, 3.8%, 3.7%, and 3.6%, respectively, by the ends of the first through fourth quarters of 2024. The same survey indicated that the yield should be 3.6% as of year-end 2025.

While short-term yields are expected to be considerably above where they were compared with low levels seen for most of the period from the end of 2008 through early 2022, they are expected to stabilize and gradually fall from more recent levels. For context, the upper bound of the Fed Funds Target rate averaged 0.64% from December 31, 2008 through February

28, 2022, and was 5.50% as of January 31, 2024. The January 2024 Bloomberg consensus was for this target rate to be 5.50%, 5.15%, 4.75%, and 4.35%, respectively, by the ends of the first through fourth quarters of 2024, and to reach 3.30% by the end of 2025. Following the most recent FOMC meeting and the January U.S. CPI release, the U.S. Treasury futures market indicated that traders expect roughly similar short term U.S. rates over the near-term. As of February 13, 2024, CME Fed Fund Futures implied rates of approximately 5.3% after the March 21, 2023 FOMC meeting, gradually falling to 4.3% by the January 29, 2025 meeting. For additional context, the upper bound of the Fed Funds Target rate was 5.5% as of this same date, and averaged approximately 4.91% and 3.11% over the 50 and 25 years ended December 31, 2022, respectively, according to Bloomberg. Similarly and as of February 13, 2024, the U.K. futures market implies that short term rates (as measured by overnight index swaps) will be approximately 5.2% after the March 21, 2024 MPC meeting, gradually falling to 4.5% by the December 19, 2024 meeting. In comparison, the Official Bank Rate was 5.25% as of this same date and averaged approximately 6.35% and 2.52% over the 50 and 25 years ended December 31, 2022, respectively, according to Bloomberg.

Market Statistics

Wolfe Research recently estimated that U.S. leasing volumes and U.S. office leasing volumes for full year 2023 were down by approximately 12% and 14%, respectively, versus 2022. CoStar data suggests that overall U.K. leasing volumes and U.K. office leasing volumes were down by as much as 19% and 9% year-on-year, respectively, versus 2022. These figures are preliminary, as CoStar leasing data is often revised upwards at later dates. In comparison, for the quarter and year ended December 31, 2023, we increased revenues from Leasing and other commissions by 17.6% and 0.4%, respectively. Our increase in revenues year-on-year in the fourth quarter exceeded a more than 10% decline in industry-wide leasing activity, driven by strong double-digit organic growth in industrial and retail. This was the fourth consecutive quarter in which the Company’s leasing business gained meaningful market share.

While the overall office market remains challenging, we continued to see increased demand in certain markets, led by ongoing return-to-work plans, as well as new demand driven by companies investing in AI and law firms, and the expected reset in values driven by near-term debt maturities. The Kastle Barometer, which measures daily occupancy in ten large U.S. cities versus pre-pandemic levels, increased to 51% as of December 13, 2023 versus 48% a year earlier. Other measures with different methodologies also show in-person attendance increasing. According to the Freespace Index, the proportion of those attending in person rose to 75% of 2019 levels in the Americas in mid-December 2023 compared with 61% a year earlier. The Freespace Index also reports that attendance increased to 71% of 2019 levels from 59% over the same timeframe across locations they track in Europe, the Middle East, and Africa, and to 77% from 58% percent in the Asia-Pacific region. Our management services, leasing, origination, and capital markets professionals are actively collaborating with clients to repurpose underutilized spaces and assets, including with respect to conversion of obsolete office or retail properties.

Commercial real estate capital markets transactions involving financing generally utilize medium- or long-term debt, and the interest rates for such debt tend to correlate with movements in benchmark rates with similar tenors, including U.S. Treasuries. Such benchmark rates can be meaningfully impacted by movements in key short-term rates, such as the Fed Funds Target rate. Sudden increases in short term interest rates can therefore have pronounced effects on the commercial mortgage origination and investment sales volumes. In 2022, global benchmark interest rates rose at the fastest pace since at least the early 1990s, according to Fitch, and they continued their rapid rise through July of 2023. This has led to challenging market conditions across commercial real estate capital markets for Newmark and the industry. Real estate capital market transactions were also lower due to the pullback in commercial and multifamily real estate lending activity as a response to recent bank failures and higher interest rates, as well as the gap between buyer and seller expectations.

According to estimates from Green Street, prices for U.S. commercial real estate declined by approximately 10% over the twelve months ended December 31, 2023 and were down 22% from their March 2022 peak. With respect to specific property types differing the most from the mean, industrial and mall prices were close to flat year-on-year, while multifamily and office prices declined by more than average over the same period. Since industry notional volumes are based on price and transaction count, lower prices have contributed to industry-wide capital markets volumes declines. MSCI’s preliminary U.S. and European investment sales figures (which exclude all activity related to loan sales) indicate that industry volumes declined by 41% and 43%, respectively year-on-year in the fourth quarter of 2023. In comparison, Newmark’s fourth quarter investment sales volumes were up by 168%, which includes the equity portion of the Signature transactions. The Company’s investment sales volumes would have been down by 16% without these transactions. For the full year 2023, MSCI’s U.S. and European investment sales volumes declined by 51% and 50%, while ours were down 19% (or 50% excluding the Signature transactions). We have gained considerable market share over time. Our investment sales volumes were up by nearly 200% over the twelve months ended December 31, 2023 versus 2015 (or 87% excluding the Signature transactions), while MSCI U.S. volumes decreased by 35% over the same timeframe. Given our continued investment in hiring talented professionals, we expect to continue gaining market share over time.

We have also gained market share in our commercial mortgage origination businesses, particularly in the second half of 2023. The Company’s fourth quarter total debt volumes increased by 185% year-on-year, which includes the debt portion of the Signature transactions and would have declined by 24% excluding it. According to the MBA (which excludes all activity related to loan sales), U.S. commercial and multifamily originations declined by 25% over the same timeframe. Our full year

2023 total debt volumes decreased by 7%, which includes the debt portion of the Signature transactions and would have declined by 46% excluding it. According to the MBA, U.S. commercial and multifamily originations declined by 47% in 2023. Newmark’s GSE/FHA loan origination volumes, which are a subset of our total debt figures, are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volume decreased by approximately 42% and 29%, respectively, in the three and twelve months ended December 31, 2023 compared with a year earlier, per the GSEs. In comparison, Newmark’s GSE/FHA origination volumes were down by 11% and 9% over the same respective periods. Certain GSE multifamily volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by the MBA or by Newmark and its competitors by 30 to 45 days. We believe that we have meaningfully outperformed the industry in total debt over the last several years. According to data or estimates from MSCI, the MBA, and Newmark Research, U.S. debt originations have declined by 32% between 2015 and the twelve months ended December 31, 2023. Over the same timeframe, Newmark grew its total debt volumes (which are almost entirely generated in the U.S.) by over 391%.

Over 98% and 99% of Newmark’s 2023 and 2022 investment sales volumes, and essentially all of its total debt volumes were generated in the U.S. Given our recent hires and acquisitions, we anticipate non-U.S. transactions to make up a greater percentage of Newmark’s capital markets revenues and volumes over time.

Given the increase in interest rates and pullback in lending by banks discussed above, we anticipate overall U.S. investment sales and mortgage brokerage volumes to remain muted through at least the first half of 2024. When benchmark interest rates stabilize, we expect volumes to begin to rebound, and when this happens, we expect our higher margin capital markets platform to drive Newmark’s strong revenue and earnings growth. We also think that the current market conditions have created an opportunity for us to solidify our position as the platform of choice for many of the real estate industry’s top professionals.

In addition, there are various trends that we expect to continue benefiting our various service lines with respect to industrial real estate. According to Newmark Research, several factors, including disruptions in global supply chains, tensions between the U.S. and China, and U.S. government spending on infrastructure and subsidies for industries associated with electrification, green energy, and strategically important technologies—notably the federal spending provided by the CHIPS and Science Act, Inflation Reduction Act, and Infrastructure and Investment and Jobs Act—could increase the size of the U.S. manufacturing base by more than 10% over the next 10 years. The impact of reshoring manufacturing would likely have far-reaching effects in terms of industrial real estate, local and national tax revenues, increases in jobs, and growth in regional and national economies. Most of the new manufacturing construction will be build-to-suit or owner-built, but demand will also exist for speculative manufacturing space.

The expansion of domestic manufacturing is also expected to generate demand for logistics space and other types of commercial real estate in the communities surrounding new plants. The amount of additional demand generated by this construction will vary depending on a project’s sector, existing supply chains, and local market dynamics. Several of the trends driving onshoring in the U.S. are also contributing to nearshoring of manufacturing to Mexico and Canada, with Mexico attracting the most nearshoring investment. This investment is generating demand for logistics and complementary manufacturing facilities along the U.S. border with Mexico, pushing down vacancy rates and spurring new construction near key border crossings such as Laredo, Texas. New construction is expected to expand the footprint of U.S. manufacturing space by 6-13% over the next 10 years.

Financial Overview

Revenues

We generally derive revenues from the following four sources:

•Management Services, Servicing Fees and Other. We provide commercial services to tenants and landlords. In this business, we provide property and facilities management services along with project management, V&A services, and other consulting services, as well as technology services, to customers who may also utilize our commercial real estate brokerage services, and flexible workspace solutions. Servicing fees are derived from the servicing of loans originated by us as well as loans originated by third parties.
•Leasing and Other Commissions. We offer a diverse range of commercial real estate brokerage and advisory services, including tenant and landlord (or agency) representation, which includes comprehensive lease negotiations, strategic planning, site selection, lease auditing, and other financial and market analysis.
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

As part of our compensation plans, certain employees have been granted limited partnership units in Newmark Holdings and, prior to the Newmark IPO, BGC Holdings, which generally receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders. As a result of the Corporate Conversion, there are no longer any limited partnership units in BGC Holdings outstanding. Certain Newmark employees also hold N Units that do not participate in quarterly partnership distributions and are not allocated any items of profit or loss. These N Units vest into distribution earnings units over a four-year period. As prescribed in U.S. GAAP guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying consolidated statements of operations.

Newmark has granted certain conversion rights on limited partnership units in Newmark Holdings and, prior to the Corporate Conversion, then-outstanding limited partnership units in BGC Holdings, to Newmark employees to convert the limited partnership units to a capital balance within Newmark Holdings or BGC Holdings. Generally, such units are not considered share-equivalent limited partnership units and are not in the fully diluted share count.

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

Certain of our employees have been awarded Preferred Units in Newmark Holdings and, prior to the Corporate Conversion, BGC Holdings. Each quarter, the net profits of Newmark Holdings and BGC Holdings are or were allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the award documentation, which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining partnership units in Newmark Holdings. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into our Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in our fully diluted share count. The quarterly allocations of net income on Preferred Units are also reflected in compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying consolidated statements of operations. After deduction of the Preferred Distribution, the remaining partnership units generally receive quarterly allocation of net income based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. In addition, Preferred Units are granted in connection with the grant of certain limited partnership units, such as PSUs, that may be granted exchangeability to cover the withholding taxes owed by the unit holder upon such exchange. This is an acceptable alternative to the common practice among public companies of issuing the gross number of shares to employees, subject to cashless withholding of shares to pay applicable withholding taxes.

We have also entered into various agreements with certain of our employees and partners whereby these individuals receive loans, which may be either wholly or in part repaid from the distribution earnings that the individual receives on their limited partnership interests or from the proceeds of the sales of the employees’ shares of our Class A common stock. The forgivable portion of these loans is recognized as compensation expense over the service period.

From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. (See Note 27 — “Compensation” and Note 28 — “Commitments and Contingencies” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

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

(iii) Other Income (loss), Net
Other income (loss), net is comprised of gains (losses) on equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, and the mark-to-market gains or losses on the non-marketable investments. For the year ended December 31, 2023, other income (loss) also included proceeds from the settlement of a litigation matter. Additionally, the gains associated with the Nasdaq shares related to the Nasdaq Monetization Transactions and the movements related to the impact of any realized and unrealized cash and non-cash mark-to-market gains or losses related to the Nasdaq shares held, and the Nasdaq Forwards.

(iv) Provision for Income Taxes
We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of UBT, rests with the partners (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) rather than the partnership entity. Our accompanying consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes.

Newmark is subject to the tax laws and regulations of the U.S. and various non-U.S. jurisdictions. The OECD Pillar Two Framework provides for a minimum global effective tax rate of 15%. The EU Member States formally adopted the EU’s Pillar Two Directive with a subset of rules that become effective January 1, 2024. Other countries are also expected to implement similar legislation. We do not believe this will have a material impact on our tax rate.

Business Mix and Seasonality

Our pre-tax margins are affected by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole, and margins from originating GSE/FHA loans, which are included in “Commercial mortgage origination, net” in our consolidated statement of operations, tend to be lower, as we retain rights to service loans over time, and because this item includes non-cash GAAP gains attributable to OMSRs, which represent the fair value of expected net future cash flows from servicing recognized at commitment, net. Investment sales and mortgage brokerage transactions tend to have higher pre-tax margins than leasing transactions. Pre-tax earnings margins on our property management and parts of our other GCS businesses are at the lower end of margins for the Company as a whole because they include some revenues that equal their related expenses. These revenues represent fully reimbursable compensation and non-compensation costs and may be referred to as “pass through revenues.”

Due to the strong desire of many market participants to close real estate transactions prior to the end of a calendar year, our business exhibits certain seasonality, with our revenue tending to be lowest in the first quarter and strongest in the fourth quarter. For the five years from 2019 through 2023, we generated an average of approximately 22% of our revenues in the first quarter and 29% of our revenues in the fourth quarter. Because approximately 30% of our expenses are fixed in a typical year, this seasonality generally leads to higher profitability in the fourth quarter and lower margins in the first quarter, all else equal.

Independent Business Partners

In certain smaller U.S. and international markets where we do not maintain Newmark-owned offices, we have agreements in place to operate on a collaborative and cross-referral basis with select independently owned offices in return for contractual and referral fees paid to us and/or certain mutually beneficial co-branding and other business arrangements. These independent offices are referred to as “business partners.” These business partners may use some variation of our branding in their names and marketing materials. These agreements typically take the form of multi-year contracts, and provide for mutual referrals in their respective markets, generating additional contract and brokerage fees. While we do not derive a significant portion of our revenue from these relationships, they do enable us to seamlessly provide service to our mutual clients. These business partners give our clients access to local brokerage professionals, research, and commercial real estate services in locations where the Company does not have a physical presence. The discussion of our financial results and other metrics reflects only the business owned by us and does not include the results for business partners.

Results of Operations

The following table sets forth our consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Year Ended December 31,
	2023		2022		2021
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management services, servicing fees and other	$970,877	39.3%	$909,485	33.6%	$915,715	31.5%
Leasing and other commissions	839,595	34.0	831,874	30.7	826,942	28.5
Investment sales	381,276	15.4	606,416	22.4	757,744	26.1
Commercial mortgage origination, net	278,620	11.3	357,752	13.2	406,042	14.0
Total revenues	2,470,368	100.0	2,705,527	100.0	2,906,443	100.0
Expenses:
Compensation and employee benefits	1,489,138	60.3	1,554,784	57.5	1,828,887	62.9
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	139,747	5.7	138,312	5.1	356,345	12.3
Total compensation and employee benefits	1,628,885	65.9	1,693,096	62.6	2,185,232	75.2
Operating, administrative and other	536,697	21.7	534,843	19.8	553,623	19.0
Fees to related parties	27,204	1.1	28,502	1.1	23,789	0.8

Depreciation and amortization	166,221	6.7	165,816	6.1	121,729	4.2
Total operating expenses	2,359,007	95.5	2,422,257	89.5	2,884,373	99.2
Other income/(loss), net	13,854	0.6	(97,701)	(3.6)	1,232,495	42.4
Income/(loss) from operations	125,215	5.1	185,569	6.9	1,254,565	43.2
Interest expense, net	(21,737)	(0.9)	(30,970)	(1.1)	(33,473)	(1.2)
Income/(loss) before income taxes and noncontrolling interests	103,478	4.2	154,599	5.7	1,221,092	42.0
Provision for income taxes	41,103	1.7	42,054	1.6	242,958	8.4
Consolidated net income/(loss)	62,375	2.5	112,545	4.2	978,134	33.7
Less: Net income/(loss) attributable to noncontrolling interests	19,800	0.8	29,270	1.1	227,406	7.8
Net income/(loss) available to common stockholders	$42,575	1.7%	$83,275	3.1%	$750,728	25.8%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Year Ended December 31,
	2023		2022		2021
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$85,918	3.5%	$92,308	3.4%	$312,718	10.8%
Limited partnership units amortization	14,267	0.6	8,322	0.3	(28,351)	(1.0)
RSU amortization	24,620	1.0	21,807	0.8	16,795	0.6
Total equity compensation	124,805	5.1	122,437	4.5	301,162	10.4
Allocations of net income to limited partnership units and FPUs	14,942	0.6	15,875	0.6	55,183	1.9
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$139,747	5.7%	$138,312	5.1%	$657,507	12.3%

Year ended December 31, 2023 compared to the year ended December 31, 2022

Revenues

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased by $61.4 million, or 6.8%, to $970.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The growth reflected the addition of Gerald Eve, as well as property management and GCS increasing their combined square footage under management by approximately 26% year-on-year. Additionally, Newmark more than doubled the size of its overall servicing and asset management portfolio to $175.9 billion over the same period, which included an approximately 11% expansion of the Company’s high margin primary servicing portfolio. These increases were partially offset by declines in our U.S. V&A business.

Leasing and Other Commissions
Leasing and other commissions revenues increased by $7.7 million, or 0.9%, to $839.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The improvement was driven by growth in industrial and retail.

Investment Sales
Investment sales revenue decreased by $225.1 million, or 37.1%, to $381.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This primarily compares to industry-wide declines of approximately 50% for U.S. and European investment sales over the same period (according to MSCI).

Commercial Mortgage Origination, Net
Commercial mortgage origination activities, net decreased by $79.1 million, or 22.1%, to $278.6 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to lower industry-wide commercial and multifamily origination volumes, which declined by 47% in the U.S. (according to the MBA). The Company’s GSE/FHA origination platform also gained significant market share, as its volumes declined by approximately 9% for the year ended December 31, 2022 versus 29% reductions in industry GSE multifamily activity.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $65.6 million, or 4.2%, to $1,489.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was due to lower variable compensation related to commission-based revenues and our cost saving initiatives, partially offset by acquisitions and the addition of new revenue-generating professionals.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $1.4 million, or 1.0%, to $139.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $1.9 million, or 0.3%, to $536.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due primarily to operational expenses related to acquisitions, largely offset by cost saving initiatives.

Fees to Related Parties
Fees to related parties decreased by $1.3 million, or 4.6%, to $27.2 million for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2023 increased by $0.4 million, or 0.2%, to $166.2 million compared to the year ended December 31, 2022.

Other Income (loss), Net
Other income (loss), net of $13.9 million in the year ended December 31, 2023 consisted of equity income on the Real Estate LP joint venture and proceeds from a legal settlement, partially offset by losses on certain investments.

Other loss of $97.7 million in the year ended December 31, 2022 was primarily due to $87.5 million realized and unrealized losses from the sale of Nasdaq shares and $12.9 million of mark-to-market losses on non-marketable investments.

Interest Expense, Net
Interest expense, net decreased by $9.2 million, or 29.8%, to $21.7 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to an increase in interest income on employee loans, which is largely offset by increased amortization which is recorded as part of compensation expense.

Provision for Income Taxes
Provision for income taxes decreased by $1.0 million, or 2.3%, to $41.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by lower pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests decreased by $9.5 million, to $19.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. This decrease was primarily driven by lower pre-tax earnings.

Year ended December 31, 2022 compared to the year ended December 31, 2021

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

Leasing and Other Commissions
Leasing and other commission revenues increased by $4.9 million, or 0.6%, to $831.9 million for the year ended

December 31, 2022 as compared to the year ended December 31, 2021. Our leasing volumes in industrial and retail were above 2019 levels in 2022, but office volumes had not similarly rebounded for Newmark or (according to CoStar) the industry.

Investment Sales
Investment sales revenue decreased by $151.3 million, or 20.0%, to $606.4 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This primarily reflected a 15.1% year-over-year decrease in U.S. industry-wide investment sales volumes for the year (according to MSCI). The industry wide decline can be attributed to a historic rise in interest rates that began in March of 2022. According to Bloomberg, this rise accelerated to the fastest pace in over thirty years in the fourth quarter of 2022.

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

Financial Position, Liquidity and Capital Resources
Overview
The primary sources of liquidity for our business are the cash on our balance sheet, cash flow provided by operations, and the $600.0 million revolving Credit Facility.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets, our acquisitions of other companies and hiring of teams of producers, and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of December 31, 2023, our debt consisted of $420.0 million outstanding under the Delayed Draw Term Loan, and $130.0 million outstanding under the Cantor Credit Agreement, with carrying amounts of $417.3 million and $130.0 million, respectively. As of February 26, 2024, our debt consisted of $600.0 million aggregate principal amount of 7.500% Senior Notes with a carrying amount of $596.3 million, in each case exclusive of our warehouse facilities described under “—Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

Financial Position
Total assets were $4.5 billion at December 31, 2023 and $3.9 billion at December 31, 2022.

Total liabilities were $2.9 billion at December 31, 2023 and $2.4 billion at December 31, 2022.

Liquidity
At December 31, 2023, we had cash and cash equivalents of $164.9 million. Additionally, we had $600.0 million available under our committed senior unsecured revolving Credit Facility. On February 26, 2024, we had $600.0 million available under our committed senior unsecured revolving Credit Facility. We expect to generate cash flows from operations to fund our business and use those funds, and our Credit Facility to meet our short-term liquidity requirements, which we define as those arising within the next twelve months, and our long-term liquidity requirements, which we define as those beyond the next twelve months.

Debt
Debt consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
6.125% Senior Notes	$—	$547,784
Short term debt	$—	$547,784
Delayed Draw Term Loan	$417,260	$—
Cantor Credit Agreement	$130,000	$—
Long-term debt	$547,260	$—
Total corporate debt	$547,260	$547,784

6.125% Senior Notes
On November 2, 2018, Newmark announced the pricing of an offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due November 15, 2023, which closed on November 6, 2018. The 6.125% Senior Notes were offered and sold in a private offering exempt from the registration requirements under the Securities Act. The 6.125% Senior Notes were general senior unsecured obligations of Newmark. These 6.125% Senior Notes were priced at 98.94% to yield 6.375%. The 6.125% Senior Notes bore an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019. The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. The 6.125% Senior Notes matured on November 15, 2023, and were repaid with proceeds from the Delayed Draw Term Loan and the Credit Facility, as described below.

Delayed Draw Term Loan Credit Agreement
On August 10, 2023, Newmark entered into a Delayed Draw Term Loan Credit Agreement, by and among the Company, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (as such terms are defined in the Delayed Draw Term Loan Credit Agreement), pursuant to which the Lenders committed to provide to the Company a senior unsecured Delayed Draw Term Loan in an aggregate principal amount of $420.0 million, which may be increased, subject to certain terms and conditions, to up to $550.0 million. The proceeds of the Delayed Draw Term Loan could only be used to repay the 6.125% Senior Notes at their maturity. The Delayed Draw Term Loan will mature on November 14, 2026.

As set forth in the Delayed Draw Term Loan Credit Agreement, the Delayed Draw Term Loan bears interest at a per annum rate equal to, at the Company’s option, either (a) Term SOFR for interest periods of one or three months (as selected by the Company) or upon the consent of all Lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by the Company, plus an applicable margin or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as established by the Administrative Agent, and (iii) Term SOFR plus 1.00%, in each case plus an applicable margin. Upon funding, the applicable margin was 2.625% with respect to Term SOFR borrowings in (a) above and 1.625% with respect to base rate borrowings in (b) above. Depending on the Company’s credit ratings, the applicable margin could range, with respect to Term SOFR borrowings, from 2.125% to 3.375% through and including August 10, 2024, and 2.5% to 3.875% thereafter; and base rate borrowings, from 1.125% to 2.375% through and including August 10, 2024, and 1.5% to 2.875% thereafter.

The Delayed Draw Term Loan Credit Agreement contains financial covenants with respect to minimum interest coverage and maximum leverage ratio. The Delayed Draw Term Loan Credit Agreement also contains certain other customary affirmative and negative covenants and events of default. The covenants in the Delayed Draw Term Loan Credit Agreement are consistent with those within the Company’s existing $600.0 million Credit Facility, which matures on March 10, 2025 and remains available to the Company. As of December 31, 2023, there was an outstanding balance of $420.0 million on the Delayed Draw Term Loan, with a carrying amount of $417.3 million.

On November 8, 2023, Newmark provided notice to Bank of America, N.A., as Administrative Agent, to borrow the $420.0 million available under the Delayed Draw Term Loan Credit Agreement with the funds made available on November 14, 2023. The Company used the $420.0 million of proceeds of the Delayed Draw Term Loan draw to pay a portion of the matured principal and interest of the Company’s $550.0 million 6.125% Senior Notes due November 15, 2023. As of December 31, 2023, there was an outstanding balance of $420.0 million on the Delayed Draw Term Loan. On January 12, 2024, the outstanding balance under the Delayed Draw Term Loan was repaid with the proceeds of the offering of the 7.500% Senior Notes, described below.

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

Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the Company’s option, either (a) Term SOFR for interest periods of one or three months, as selected by the Company, or upon the consent of all lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by the Company, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as established by the Administrative Agent (as such term is defined in the amended and restated Credit Agreement), and (iii) Term SOFR plus 1.00%, in each case plus an applicable margin. The applicable margin was initially 1.50% with respect to Term SOFR borrowings in (a) above and 0.50% with respect to base rate borrowings in (b) above. The applicable margin with respect to Term SOFR borrowings in (a) above could range from 1.00% to 2.125% depending upon the Company’s credit rating, and with respect to base rate borrowings in (b) above could range from 0.00% to 1.125% depending upon the Company’s credit rating. The Credit Agreement also provides for certain upfront and arrangement fees and for an unused facility fee.

On November 8, 2023, Newmark provided notice to Bank of America, N.A., as Administrative Agent, to borrow $130.0 million under the Credit Facility with the funds made available on November 14, 2023. The Company used the proceeds of the Credit Facility draw to pay the remaining maturing principal and interest of the Company’s $550.0 million 6.125% Senior Notes due November 15, 2023 that was not paid for with the proceeds of the Delayed Draw Term Loan.

As of December 31, 2023 and December 31, 2022, there were no borrowings outstanding under the Credit Facility. During the year ended December 31, 2023, there were an aggregate of $380.0 million of borrowings and an aggregate of $380.0 million of repayments under the Credit Facility. The repayments of $380.0 million include the use of $130.0 million of proceeds drawn from the Cantor Credit Agreement on December 20, 2023, which were used to repay the outstanding $130.0 million of borrowings under the Credit Facility.

7.500% Senior Notes
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of the 7.500% Senior Notes. The notes are general senior unsecured obligations of Newmark. The 7.500% Senior Notes were offered and sold in a private offering exempt from the registration requirements under the Securities Act. Cantor purchased $125.0 million aggregate principal amount of 7.500% Senior Notes in the offering. Customary registration rights were provided to purchasers of the 7.500% Senior Notes. The Company received net proceeds from the offering of the 7.500% Senior Notes of approximately $594.7 million after deducting the initial purchasers’ discounts and estimated offering expenses. The notes bear interest at a rate of 7.500% per year, payable in cash on January 12 and July 12 of each year, commencing July 12, 2024. The 7.500% Senior Notes will mature on January 12, 2029. The Company used the net proceeds of the offering of the 7.500% Senior Notes to repay all of the $420.0 million outstanding under its Delayed Draw Term Loan Credit Agreement. Additional net proceeds were used to repay $130.0 million of outstanding revolving debt, including with respect to borrowings under the Cantor Credit Agreement.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. Pursuant to the First Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement. The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark Revolving Loans will bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility. Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’ prior written notice. Also on December 20, 2023, Newmark drew $130.0 million of Newmark Revolving Loans, and used the proceeds to repay the $130.0 million balance then outstanding under the Credit Facility.

As of December 31, 2023, there were $130.0 million of borrowings outstanding under the Cantor Credit Agreement. As of December 31, 2022, there were no borrowings outstanding under the Cantor Credit Agreement. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes.

Master Repurchase Agreement
On August 2, 2021, Newmark OpCo entered into a Master Repurchase Agreement with CF Secured, pursuant to which Newmark may seek, from time to time, to execute short-term secured financing transactions. The Company, under this agreement, may seek to sell securities owned by the Company, to CF Secured, and to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest. Pursuant to this agreement, as of December 31, 2021 the Company had 866,791 Nasdaq shares pledged in the amount of $182.0 million, against which Newmark received $140.0 million. The $140.0 million amount repaid to CF Secured is included in “Repurchase agreements and securities loaned” on the accompanying consolidated statements of cash flows for the year ended December 31, 2022. There were no repurchase agreements and securities loaned in the consolidated statements of cash flows for the year ended December 31, 2023.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of December 31, 2023, Newmark had $1.5 billion of committed loan funding, $1.1 billion of uncommitted loan funding available through three commercial banks, and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under various lending programs and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC. As of December 31, 2023 and December 31, 2022 we had $0.5 billion and $0.1 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying consolidated balance sheets.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the CARES Act. The sublimit is now included within the Company’s existing $450 million warehouse facility due June 12, 2024. The advance line provides 100% of the principal and interest advance payment at a rate of SOFR plus 1.80% and will be collateralized by Fannie Mae’s commitment to repay advances. There were no outstanding draws under this sublimit as of December 31, 2023 and December 31, 2022. Newmark did not have any Fannie Mae loans in forbearance as of December 31, 2023 and December 31, 2022.

Leases
Total lease liability as of December 31, 2023 was $705.1 million. Of the total amount, $172.7 million of lease liability is within our flexible workspace business whereby the liability is ring-fenced in SPVs with only $36.6 million of guarantees and/or letters of credit with exposure to Newmark. In addition, Newmark had contracted future customer revenues and sub-lease income as of December 31, 2023 amounting to approximately $179.3 million.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$(265,961)	$1,196,343	$(48,709)
Add back:
Net activity from loan originations and sales	363,937	(934,845)	(14,326)
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$97,976	$261,498	$(63,035)
(1) Includes loans, forgivable loans and other receivables from employees and partners in the amount of $243.3 million, $131.6 million and $78.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Also, reflects $484.4 million of cash used, in 2021, with respect to the 2021 Equity Event. Excluding these loans and cash used for the 2021 Equity Event, net cash provided (used in) by operating activities excluding loan originations and sales would be $341.2 million, $393.1 million and $499.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Cash Flows for the Year Ended December 31, 2023
For the year ended December 31, 2023, we used $266.0 million of cash from operations. Excluding activity from loan originations and sales, cash used from operating activities for the year ended December 31, 2023 was $98.0 million. Cash used in investing activities was $49.7 million, consisting of cash paid for acquisitions and purchases of fixed assets, offset by proceeds from the redemption of Newmark’s equity method investment in Real Estate LP. Cash provided by financing activities of $261.5 million primarily related to net principal borrowings on warehouse facilities of $361.2 million, offset by treasury stock repurchases and payments to shareholders and partners for dividends and distributions.

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

Nasdaq Monetization Transactions

On June 28, 2013, BGC sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform, eSpeed, to Nasdaq. The total consideration received in the transaction included $750.0 million in cash paid upon closing and the Nasdaq Earn-out of up to 14,883,705 Nasdaq shares to be paid ratably over 15 years (subject to acceleration and present value discount as discussed below), provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. During the third and fourth quarters of 2021, Newmark sold 2,780,180 Nasdaq shares for gross proceeds of $516.5 million. During the first quarter of 2022, Newmark sold all of its remaining 2,497,831 Nasdaq shares for gross proceeds of $437.8 million. In the aggregate from September 2017 through March 31, 2022, Newmark received 10.2 million Nasdaq shares of which Newmark sold 7.6 million shares and delivered 2.6 million shares to RBC.

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

The EPUs were issued in four tranches and were separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock was subject to the SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represented equity ownership of a consolidated subsidiary of Newmark, they were included in “Noncontrolling interests” on our accompanying consolidated balance sheets and consolidated statements of changes in equity. The EPUs were entitled to a preferred payable-in-kind dividend, which was recorded as accretion to the carrying amount of the EPUs through “Retained earnings” on our accompanying consolidated balance sheets and reductions to “Net income (loss) available to common stockholders” for the purpose of calculating EPS.

Contemporaneously with the issuance of the EPUs, an SPV that is a consolidated subsidiary of Newmark entered into four variable postpaid forward contracts with RBC. The SPV was an indirect subsidiary of Newmark whose sole assets were the Nasdaq shares for 2019 through 2022. Each of the Nasdaq Forwards provided the SPV the option to settle using up to 992,247 Nasdaq shares, to be received by the SPV pursuant to the Nasdaq Earn-out, or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs.

In September 2019, the SPV notified RBC of its decision to settle the first Nasdaq Forward using the Nasdaq shares the SPV received in November 2019 in exchange for the first tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq shares. The fair value of the Nasdaq shares that Newmark received was $98.6 million. On December 2, 2019, Newmark settled the first Nasdaq Forward with 898,685 Nasdaq shares, with a fair value of $93.5 million, and Newmark retained 93,562 Nasdaq shares.

In September 2020, the SPV notified RBC of its decision to settle the second Nasdaq Forward using the Nasdaq shares the SPV received in November 2020 in exchange for the second tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq shares. The fair value of the Nasdaq shares that Newmark received was $121.9 million. On November 30, 2020, Newmark settled the second Nasdaq Forward with 741,505 Nasdaq shares, with a fair value of $93.5 million, and Newmark retained 250,742 Nasdaq shares.

On February 2, 2021, Nasdaq announced that it entered into a definitive agreement to sell its U.S. fixed income business to Tradeweb. On June 25, 2021, Nasdaq announced the closing of that sale, which accelerated Newmark’s receipt of Nasdaq shares. Newmark received 6,222,340 Nasdaq shares, with a fair value of $1,093.9 million based on the closing price on June 30, 2021, included in “Other (loss) income, net” for the three months ended June 30, 2021.

On June 25, 2021, the SPV notified RBC of its decision to settle the third and fourth Nasdaq Forwards using the Nasdaq shares the SPV received on June 25, 2021. On July 2, 2021, Newmark settled the third and the fourth Nasdaq Forwards with 944,329 Nasdaq shares, with a fair value of $166.0 million based on the closing price of June 30, 2021.

2021 Equity Event and Share Count Reduction

In connection with the acceleration of the Nasdaq Earn-out, on June 28, 2021, the Compensation Committee approved a plan to expedite the tax-deductible exchange and redemption of a substantial number of limited partnership units held by partners of the Company in the 2021 Equity Event. The 2021 Equity Event also accelerated certain compensation expenses resulting in $428.6 million of compensation charges in the second quarter of 2021. These partnership units were settled using a $12.50 share price. In July 2021, the Compensation Committee approved increasing to $13.01 the price to settle certain units at an incremental cost of $15.9 million, which was recorded as compensation charges in the third quarter of 2021.

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

In the first quarter of 2023, the Company acquired the approximately 49% of Spring11 that it did not own, having held a controlling stake since 2017. Spring11 provides asset management and servicing, commercial real estate due diligence, consulting, and advisory services to a variety of clients, including lenders, investment banks and investors, and has been recorded as part of “management services.” Beginning in the first quarter of 2024, the portion of Spring11’s revenues associated with its servicing and asset management portfolio will no longer be reported as “management services” but will instead be recorded as part of “servicing and other revenues.”

On April 1, 2022, Newmark completed the acquisitions of two businesses: BH2, a London-based real estate advisory firm, and McCall & Almy, a multi-market tenant representation and real estate advisory firm.

On May 3, 2022, Newmark completed the acquisition of Open Realty, a retail real estate advisory firm.

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

Debt Repurchase Authorization

On June 16, 2020, the Board and the Audit Committee authorized a debt repurchase program for the repurchase by the Company in the amount of up to $50.0 million of Company debt securities. Repurchases of Company debt securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption.

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

As of December 31, 2023, the Company had $50.0 million remaining from its debt repurchase authorization.

Commitments and Contingencies

The following table summarizes certain of Newmark’s contractual obligations at December 31, 2023 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$840,201	$136,958	$267,694	$227,764	$207,785
Warehouse facilities(2)	498,631	498,631	—	—	—
Debt(3)	550,000	—	550,000	—	—
Interest on debt(4)	1,305	—	1,305	—	—
Interest on warehouse facilities(5)	1,740	1,740	—	—	—
Total	$1,891,877	$637,329	$818,999	$227,764	$207,785
(1)Operating leases are related to rental payments under various non-cancelable leases principally for office space.
(2)Warehouse facilities are collateralized by $528.9 million of loans held for sale, at fair value (see Note 18 – “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises” to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K) which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.
(3)Debt reflects long-term borrowings of $550.0 million which include $420.0 million outstanding under the Delayed Draw Term Loan and $130.0 million outstanding under the Cantor Credit Agreement. The carrying amount of long-term debt was approximately $547.3 million in the aggregate, which includes $417.3 million under the Delayed Draw Term Loan and $130.0 million under the Cantor Credit Agreement. (See Note 19 – “Debt” to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).
(4)Reflects interest on the $550.0 million of long-term debt outstanding as of December 31, 2023, which includes $420.0 million outstanding under the Delayed Draw Term Loan and $130.0 million outstanding under the Cantor Credit Agreement, from December 31, 2023 through the refinancing of those amounts on January 12, 2024 with the proceeds of the 7.500% Senior Notes.
(5)Interest on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises was projected by using the one-month SOFR rate plus their respective additional basis points, primarily 130 basis points above SOFR and 115 basis points above SOFR, applied to their respective outstanding balances as of December 31, 2023, through their respective maturity dates. Their respective maturity dates range from June 2024 to October 2024, while one line has an open maturity date. The notional amount of these committed and uncommitted warehouse facilities was $3.0 billion at December 31, 2023. See Note 18 – “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises” to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Credit Ratings

    As of December 31, 2023, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
JCRA	BBB+	Stable
Kroll Bond Rating Agency	BBB-	Stable
S&P Global Ratings	BB+	Positive

Credit ratings and associated outlooks are influenced by several factors including, but not limited to: operating environment, earnings and profitability trends, the prudence of funding and liquidity management practices, balance sheet size composition and resulting leverage, cash flow coverage of interest, composition and size of the capital base, available liquidity, outstanding borrowing levels and the firm’s competitive position in the industry. A credit rating and/or the associated outlook can be revised upward or downward at any time by a rating agency if such rating agency decides that circumstances warrant such a change. Any reduction in our credit ratings and/or the associated outlook could adversely affect the availability of debt financing on terms acceptable to us, as well as the cost and other terms upon which we are able to obtain any such financing. In addition, credit ratings and associated outlooks may be important to customers or counterparties when we compete in certain markets and when we seek to engage in certain transactions. The interest rate on our 7.500% Senior Notes may increase by up to 2% in the event of credit ratings downgrades.

Certain Other Related Party Transactions
Transactions with Executive Officers and Directors

Howard W. Lutnick, Executive Chairman
On January 2, 2024, pursuant to the Newmark Standing Policy for Mr. Lutnick, and in connection with grants of exchangeability made to Mr. Gosin pursuant to the terms of the employment agreement that Mr. Gosin executed on February 10, 2023, the Company granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick, and Mr. Lutnick (i) elected to accept 617,262 exchange rights with respect to 617,262 previously awarded PSUs that were previously non-exchangeable; and (ii) received the right to monetize, and accepted such monetization right of 81,275 previously awarded nonexchangeable PPSUs for a future cash payment of $1,250,000. Mr. Lutnick waived all remaining rights, which shall be cumulative. The aggregate number of Mr. Lutnick’s units for which he waived exchange rights or other monetization rights is 617,262 non-exchangeable Newmark Holdings PSUs/NPSUs and 81,274 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $1,250,000 at that time.

In connection with the Corporate Conversion, on May 18, 2023, Mr. Lutnick’s 1,474,930 BGC Holdings HDUs were redeemed for a cash capital account payment of $9.1 million, $7.0 million of which was paid by Newmark, with the remainder paid by BGC. The $7.0 million HDU liability was included in “Accrued Compensation” on the accompanying consolidated balance sheets as of December 31, 2022, and related to services provided by Mr. Lutnick to Newmark prior to the Spin-Off. Newmark recorded the related compensation expense and took the compensation tax deductions in prior years.

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

Barry M. Gosin, Chief Executive Officer
On February 10, 2023, Barry M. Gosin, the Company’s Chief Executive Officer, entered into an amended and restated employment agreement with Newmark OpCo and Newmark Holdings. In connection with the employment agreement, the Compensation Committee approved (i) for a term through at least 2024, with the term running through 2025, an annual cash bonus of $1,500,000; (ii) an upfront advance award of four tranches of 1,145,475 Newmark NPSUs each (calculated by dividing $10,000,000 by the Company’s stock price of $8.73 on February 10, 2023) attributable to each year of the term and (iii) the continued ability to receive discretionary bonuses, if any, subject to approval of the Compensation Committee. In accordance with his employment agreement, Mr. Gosin’s non-exchangeable NPSUs award has the following features: (i) 25% of such non-exchangeable NPSUs shall convert into non-exchangeable PSUs, with the first 25% installment effective as of April 1, 2023 and the remaining three 25% installments effective as of December 31 of 2023 through 2025, as adjusted upwards by dividing such number of NPSUs by the then-current exchange ratio upon the applicable December 31, provided that, as of each applicable December 31: (x) Newmark, inclusive of its affiliates, earns, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable award of PSUs is to be granted and (y) Mr. Gosin is still performing substantial services exclusively for Newmark or an affiliate, has not given notice of termination of his services except for circumstances set forth in Mr. Gosin’s employment agreement, and has not breached his obligations under the Newmark Holdings limited partnership agreement; and (ii) such PSUs as converted from NPSUs shall become exchangeable in ratable portions beginning December 31, 2023 and ending December 31, 2029, in accordance with the terms and conditions as set forth in Mr. Gosin’s employment agreement. A copy of the employment agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023 and is described in detail therein.

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

Michael J. Rispoli, Chief Financial Officer
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

In connection with signing the employment agreement on September 29, 2022, Mr. Rispoli received immediate exchangeability on 25% of his then currently held 88,079 non-exchangeable PSUs and 87,049 non-exchangeable PPSUs (such 25% totaled 23,560 PPSUs with a value of $283,527 and 20,221 PSUs), and will receive monetization rights on another 25% of such units held as of September 29, 2022, split pro rata into one-fifth (1/5) increments, on or as soon as practicable after

October 1 of each of 2023-2027, to the extent such units had not previously been given monetization rights, with each monetization contingent upon Mr. Rispoli performing substantial services exclusively for the Company or any affiliate, remaining a partner in Newmark Holdings, and complying with the terms of his employment agreement and any of his obligations to Newmark Holdings, us or any affiliate through such dates.

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

Stephen M. Merkel, Chief Legal Officer
On January 2, 2024, Mr. Merkel sold 35,006 shares of Class A common stock to the Company in an exempt transaction made pursuant to Rule 16b-3 under the Exchange Act. The sale price per share of $10.85 was the closing price of a share of Class A common stock on January 2, 2024. The transaction was approved by the Audit and Compensation Committees of the Board and was made pursuant to the Company’s stock buyback authorization.
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

On June 28, 2021, the Compensation Committee approved the following for Mr. Gosin: (i) the exchange of 1,531,061.84 exchangeable Newmark Holdings units (comprised of 1,438,597.37 exchangeable Newmark Holdings PSUs and 92,464.47 exchangeable Newmark Holdings APSUs) into 1,439,658 shares of Class A common stock of Newmark based upon the then-current Exchange Ratio of 0.9403; and $834,508 associated with Mr. Gosin’s exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) the conversion of 443,871.60 non-exchangeable Newmark Holdings PSUs with H-Rights into 443,871.60 non-exchangeable Newmark Holdings HDUs, and redemption of such HDUs, less any taxes and withholdings in excess of $5,362,452, paid in the form of Nasdaq shares issued at $177.11 per share (which was the Nasdaq closing price as of June 28, 2021); and $5,362,452 in connection with Mr. Gosin’s Newmark Holdings PPSUs with H-Rights was redeemed and used for tax purposes; (iii) the exchange of 3,348,706 exchangeable BGC Holdings units (comprised of 3,147,085 exchangeable BGC Holdings PSUs and 201,621 exchangeable BGC Holdings APSUs) into 3,348,706 shares of Class A common stock of BGC Partners; and $298,273 associated with Mr. Gosin’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; (iv) the conversion of 1,592,016 non-exchangeable BGC Holdings PSUs with H-Rights into 1,592,016 non-exchangeable BGC Holdings HDUs, and $1,129,499 associated with Mr. Gosin’s non-exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; and (v) the issuance of 12,500 shares of Class A common stock of Newmark.

On June 28, 2021, the Compensation Committee approved the following for Mr. Michael Rispoli, the Company’s Chief Financial Officer: (i) the exchange of 23,124 exchangeable Newmark Holdings PSUs into 21,744 shares of Class A common stock of Newmark based on the then-current Exchange Ratio of 0.9403 and $208,407 associated with Mr. Rispoli’s exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) 6,000 non-exchangeable Newmark Holdings PSUs were redeemed and an aggregate of 5,642 restricted shares of Newmark were issued to Mr. Rispoli based upon the then-current Exchange Ratio of 0.9403, and $52,309 associated with Mr. Rispoli’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes; (iii) the conversion of 5,846.07 non-exchangeable Newmark Holdings PSUs with H-Rights into 5,846 non-exchangeable Newmark Holdings HDUs and the redemption of such HDUs, less any taxes and withholdings in excess of $60,750, paid in the form of Nasdaq shares issued at $177.11 per share (which was the Nasdaq closing price as of June 28, 2021), and $60,750 associated with Mr. Rispoli’s PPSUs with H-Rights was redeemed and used for tax purposes; (iv) the exchange of 36,985 exchangeable BGC Holdings PSUs into 36,985 shares of Class A common stock of BGC, and $134,573 associated with Mr. Rispoli’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; and (v) the issuance of 383 shares of Class A common stock of Newmark.

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

Investment in CF Real Estate Finance Holdings, L.P.

Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of December 31, 2022, Newmark’s investment was accounted for under the equity method (see Note 7 — “Investments” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K). Pursuant to the terms of this investment, Newmark held a redemption option through which Real Estate LP would redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such redemption time. On July 20, 2022, this redemption option was exercised.

In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amend the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. On July 1, 2023, Newmark exercised its redemption option and received payment of $105.5 million from Cantor during the year ended December 31, 2023, terminating Newmark’s interest in Real Estate LP.

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

Sublease to Cantor Fitzgerald, L.P.
In January 2022, Cantor entered into an agreement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, for a period of six months until June 30, 2022 at a rate of $0.1 million per month. In July 2022, the sublease was extended one year to June 30, 2023. In June 2023, the sublease was extended three months to September 30, 2023. As of December 31, 2023 the sublease has been terminated. Newmark received $0.7 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9231 as of December 31, 2023. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

Following such purchases, as of December 31, 2023, there were 53,168 Founding Partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

Employment Matters
On June 28, 2021, the Audit Committee authorized Newmark to hire a son of its Executive Chairman as a full-time employee of its Knotel business with an annual base salary of $125,000 and an annual discretionary bonus of up to 30% of base salary. The arrangement includes a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him. In June 2022, the Audit Committee approved ordinary course compensation adjustments and expense, travel and housing reimbursement for him in accordance with standard Company policies up to $250,000 in total compensation without further Committee review.

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

7.500% Senior Notes
On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes.

Master Repurchase Agreement

As discussed in more detail above under “—Financial Position, Liquidity and Capital Resources—Master Repurchase Agreement,” Newmark OpCo is party to a Master Repurchase Agreement with CF Secured. CF Secured is wholly owned by CF Secured Holdings, LLC, which is controlled by its managing member, Cantor CF Secured Investor, LLC, a wholly owned subsidiary of Cantor.

Services Agreement with Cantor Fitzgerald Europe for the Provision of Real Estate Investment Banking Services

On February 21, 2024, the Audit Committee of the Company authorized NHL, a subsidiary of Newmark, to enter into an agreement with CFE pursuant to which CFE will employ and support an individual to enhance Newmark’s capital markets platform by providing real estate investment banking services for the benefit of Newmark’s client. Under this agreement, NHL will reimburse CFE for the individual’s fully allocated costs, plus a mark-up of seven percent (7%) and CFE will be entitled to ten percent (10%) of revenues generated by such individual on behalf of Newmark. In addition, the Audit Committee of the Company authorized NHL to include additional individuals to perform such services on substantially the same terms; provided that, in any case, the mark-up charged for such additional individuals is between 3.0% and 7.5%, depending on the level of support required for such individuals.

Regulatory Requirements
Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying consolidated financial statements. As of December 31, 2023, Newmark had met all capital requirements. As of December 31, 2023, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $409.2 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. As of December 31, 2023 and December 31, 2022, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae, and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of both December 31, 2023 and December 31, 2022, outstanding borrower advances were $1.6 million and $1.3 million, respectively, and are included in “Other assets” in our accompanying consolidated balance sheets.

Regulatory Environment

See “—Regulation” in Part I, Item 1, Business, of this Annual Report on Form 10-K for information related to our regulatory environment.
Equity
Repurchase Program
See Note 6 — “Stock Transactions and Unit Redemptions” to our accompanying consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K

Fully Diluted Share Count
Our fully diluted weighted-average share counts for the years ended December 31, 2023 and 2022 were as follows (in thousands):

	December 31,
	2023	2022
Common stock outstanding(1)	173,475	180,337
Partnership units(2)	—	59,944
RSUs (Treasury stock method)	2,413	3,255
Newmark exchange shares	494	1,641
Total(3)	176,382	245,177
(1)Common stock consisted of Class A shares and Class B shares. For the year ended December 31, 2023, the weighted-average number of Class A shares was 152.2 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings,” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 24.9 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the year ended December 31, 2023, the weighted-average share count included 73.4 million anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

As of each of December 31, 2023 and 2022, our fully diluted period-end (spot) share count was 248.7 million and 235.9 million, respectively.

Equity Method Investments
Newmark had an investment in Real Estate LP, a joint venture with Cantor in which Newmark had the ability to exert significant influence over its operating and financial policies. Accordingly, Newmark accounted for this investment under the equity method of accounting. Newmark held a redemption option in which Real Estate LP would redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time. On July 20, 2022, Newmark exercised its redemption option. In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amend the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. On July 1, 2023, Newmark exercised its redemption option and received payment of $105.5 million from Cantor during the year ended December 31, 2023, terminating Newmark’s interest in Real Estate LP (see Note 7 — “Investments” for more information).

Registration Statements
On March 25, 2022, we filed a registration statement on Form S-3 pursuant to which CF&Co could make offers and sales of our 6.125% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions prior to the maturity of those notes on November 15, 2023.

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares and rights to acquire shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of December 31, 2023, we have issued 2.2 million shares of our Class A common stock under this registration statement.

Construction Loans
As of December 31, 2023 and December 31, 2022, Newmark was committed to fund approximately $0.4 billion and $0.3 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

Contingent Payments Related to Acquisitions
Newmark completed acquisitions from 2019 through the second quarter of 2023 with contingent cash consideration of $25.7 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s accompanying consolidated balance sheets.

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

On December 13, 2022, the Delaware Court of Chancery entered an order consolidating the Garfield and Cardinal actions into a single, consolidated action (Consolidated C.A. No. 2022-0687) deemed to have commenced on August 5, 2022, when the Garfield action was filed. On January 10, 2023, plaintiffs filed a consolidated amended complaint, whose claims, as well as requested relief, mirror the claims and relief sought in the Cardinal action in all material respects. The Company’s position is that the partnership units exchange was appropriate and in the best interests of the Company, and that the bonus award was properly approved by the Compensation Committee comprised of independent directors (which does not include Mr. Lutnick) after careful consideration of his contributions to the Company, including the Company’s superior financial results, and following an extensive process that included advice from independent legal counsel and an independent compensation. The Company believes the lawsuit has no merit. However, as with any litigation, the outcome cannot be determined with certainty. The case is in the discovery phase. Trial is scheduled for July 2025.

On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Antitrust Act of 1890, as amended, on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5,000,000. The Company believes the lawsuit has no merit. However, as with any litigation, the outcome cannot be determined with certainty. Defendants filed a motion to dismiss and in response, on May 31, 2023, plaintiffs filed an Amended Class Action Complaint alleging similar allegations as a basis for claims for breach of contract and violation of the Sherman Act. Defendants moved to dismiss the Amended Complaint. On February 23, 2024, plaintiffs filed a Second Amended Complaint, repleading claims for violation of federal antitrust laws and challenging economic forfeiture and non-compete obligations as violative of federal competition law.

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

We also use third-party service providers in the provision of services to our customers. In instances where a third-party service provider is used, we perform an analysis to determine whether we are acting as a principal or an agent with respect to the services provided. To the extent that we are acting as a principal, the revenue and the expenses incurred are recorded on a gross basis. In instances where we are acting as an agent, the revenue and expenses are presented on a net basis within the revenue line item.

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

We receive up to a three-basis point servicing fee and/or up to a one-basis point surveillance fee on certain Freddie Mac loans after the loan is securitized in a Freddie Mac pool. The Freddie Mac Strip is also recognized at fair value and subsequently measured using the amortization method, but is recognized as a MSR at the securitization date.

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

Restricted Stock: Restricted stock provided to certain employees is accounted for as an equity award, and as per U.S. GAAP guidance, we are required to record an expense for the portion of the restricted stock that is ultimately expected to vest. We have granted restricted stock that is not subject to continued employment or service; however, transferability is subject to compliance with our and our affiliates’ customary non-compete obligations. Such shares of restricted stock are generally saleable by partners in five to 10 years. Because the restricted stock is not subject to continued employment or service, the grant-date fair value of the restricted stock is expensed on the date of grant. The expense is reflected as non-cash equity-based compensation expense in our accompanying consolidated statements of operations.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests and from proceeds of the sale of the employees’ shares of our Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted or the proceeds of the sales of the employees’ shares. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of December 31, 2023 and December 31, 2022, the aggregate balance of employee loans, net of reserve, was $651.2 million and $500.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2023, 2022 and 2021, was $92.9 million, $84.1 million and $79.4 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying consolidated statements of operations.

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

Credit Losses
The CECL methodology, which became effective on January 1, 2020, requires us to estimate lifetime expected credit losses by incorporating historical loss experience, as well as current and future economic conditions over a reasonable and supportable period beyond the balance sheet date. The adoption of CECL resulted in the recognition of reserves relating to our loss sharing guarantee provided to Fannie Mae under the Fannie Mae DUS program and to Freddie Mac under the Freddie Mac

TAH program which was previously accounted for under the incurred loss model. The incurred loss model generally required that a loss be incurred before it was recognized. Additional reserves were recognized for our receivables from customers including certain employee receivables carried at amortized cost.

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

During the year ended December 31, 2023, there was a decrease of $0.6 million in our reserves. These reserves were based on macroeconomic forecasts which are critical inputs into our model and material movements in variables such as the U.S. unemployment rate and U.S. GDP growth rate which could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Derivative Financial Instruments
We have loan commitments to extend credit to third parties. The commitments to extend credit are for mortgage loans at a specific rate (rate lock commitments). These commitments generally have fixed expiration dates or other termination clauses and may require a fee. We are committed to extend credit to the counterparty as long as there is no violation of any condition established in the commitment contracts. Whenever we commit to extend credit, we simultaneously enter into a Forward Sales Contract.

Both the commitment to extend credit and the forward sale commitment qualify as derivative financial instruments. We recognize all derivatives on our accompanying consolidated balance sheets as assets or liabilities measured at fair value. The change in the derivatives fair value is recognized in current period earnings.

Newmark entered into variable postpaid forward contracts as a result of the Nasdaq Forwards. These contracts qualified as derivative financial instruments. The Nasdaq Forwards provided Newmark with the ability to redeem the EPUs for Nasdaq shares, and as these instruments were not legally detachable, they represented single financial instruments. The financial instruments’ EPU redemption feature for Nasdaq shares was not clearly and closely related to the economic characteristics and risks of Newmark’s EPU equity host instruments, and, therefore, it represented an embedded derivative that is required to be bifurcated and recorded at fair value on our accompanying consolidated balance sheets, with all changes in fair value recorded as a component of “Other income (loss), net” on our accompanying consolidated statements of operations. See Note 10 — “Derivatives,” to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Recent Accounting Pronouncements
See Note 1 — “Organization and Basis of Presentation,” to our accompanying consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, for information regarding recent accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk
Our multifamily origination business under the Fannie Mae DUS program originates and services multifamily loans for Fannie Mae without having to obtain Fannie Mae’s prior approval for certain loans, as long as the loans meet the underwriting guidelines set forth by Fannie Mae. In return for the delegated authority to make loans and the commitment to purchase loans by Fannie Mae, we must maintain minimum collateral and generally are required to share risk of loss on loans sold through Fannie Mae. With respect to most loans, we are generally required to absorb approximately one-third of any losses on the unpaid principal balance of a loan at the time of loss settlement. Some of the loans that we originate under the Fannie Mae DUS program are subject to reduced levels or no risk-sharing. However, we generally receive lower servicing fees with respect to such loans. Although our Berkeley Point business’s average annual losses from such risk-sharing programs have been a minimal percentage of the aggregate principal amount of such loans, if loan defaults increase, actual risk-sharing obligation payments under the Fannie Mae DUS program could increase, and such defaults could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, a material failure to pay its share of losses under the Fannie Mae DUS program could result in the revocation of Berkeley Point’s license from Fannie Mae and the exercise of various remedies available to Fannie Mae under the Fannie Mae DUS program.

Interest Rate Risk
Newmark had $420.0 million of the Delayed Draw Term Loan outstanding as of December 31, 2023. This debt obligation was based on Term SOFR and was subject to fluctuations in interest rates. Newmark had $130.0 million outstanding under its Cantor Credit Agreement as of December 31, 2023. The interest rates on the Cantor Credit Agreement and the Credit Facility are based upon SOFR.

On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. The Company used the net proceeds to repay all of the $420.0 million outstanding under its Delayed Draw Term Loan Credit Agreement. Additional net proceeds were used to repay all $130.0 million of outstanding revolving debt under the Cantor Credit Agreement.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on SOFR. 30-day SOFR as of December 31, 2023 was 534 basis points and 406 basis points at December 31, 2022. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $11.2 million based on our escrow balances as of December 31, 2023 and by $10.4 million based on our escrow balances as of December 31, 2022. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $11.2 million based on our escrow balances as of December 31, 2023 and by $10.4 million based on the escrow balances as of December 31, 2022.

We use warehouse facilities and repurchase agreements to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $5.0 million based on our outstanding balances as of December 31, 2023 and by $1.4 million based on our outstanding balances as of December 31, 2022. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $5.0 million based on our outstanding warehouse balance as of December 31, 2023 and by approximately $1.4 million based on our outstanding warehouse balance as of December 31, 2022. During 2024, the borrowing costs we incurred on our warehouse facilities exceeded the amount of interest income we earned from loans held for sale due to the inverted yield curve throughout the year. Our borrowing costs are based on a short term SOFR rate, while the interest rate we earn on loans held for sale are based on US Treasury rates plus a credit spread.

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

ITEM 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Newmark Group, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Mortgage Servicing Rights, net
Description of the Matter
At December 31, 2023, the Company’s Mortgage Servicing Rights, net (“MSRs”) were $531 million. As discussed in Note 3 and Note 13 to the consolidated financial statements, the Company initially recognizes and measures the rights to service mortgage loans at fair value and subsequently measures them using the amortization method. MSRs are assessed for impairment, at least on an annual basis, based upon the fair value of those rights as compared to the amortized cost. Fair values are estimated using a valuation model that calculates the present value of the future net servicing cash flows.

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

To test the estimated fair value of the Company’s MSRs, our audit procedures included, among others, testing the significant assumptions used by the Company to develop the fair value estimates. For example, we compared the significant assumptions to the Company’s historical results and current industry, market and economic trends. We evaluated the Company’s use of the valuation model that calculates the present value of the future net servicing cash flows as well as the completeness and accuracy of selected inputs to the model. We utilized an internal valuation specialist to test management’s valuation model, significant assumptions and to identify potential sources of contrary information for selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

New York, New York
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Newmark Group, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Newmark Group, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Newmark Group, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Gerald Eve LLP, which is included in the 2023 consolidated financial statements of the Company and constituted 4.34% and 7.87% of total and net assets, respectively, as of December 31, 2023 and 3.71% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Gerald Eve LLP.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 29, 2024

NEWMARK GROUP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$164,894	$233,016
Restricted cash	93,812	79,936
Loans held for sale, at fair value	528,944	138,345
Receivables, net	622,508	523,742
Other current assets (see Note 17)	95,946	100,976
Total current assets	1,506,104	1,076,015
Goodwill	776,547	705,894
Mortgage servicing rights, net	531,203	568,552
Loans, forgivable loans and other receivables from employees and partners, net	651,197	500,833
Right-of-use assets	596,362	638,592
Fixed assets, net	178,035	155,639
Other intangible assets, net	83,626	80,968
Other assets (see Note 17)	148,501	214,266
Total assets	$4,471,575	$3,940,759
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$498,631	$137,406
Accrued compensation	400,765	369,540
Accounts payable, accrued expenses and other liabilities (see Note 26)	583,564	511,584
Short-term debt	—	547,784
Payables to related parties	6,644	9,745
Total current liabilities	1,489,604	1,576,059
Long-term debt	547,260	—
Right-of-use liabilities	598,044	627,088
Other long-term liabilities (see Note 26)	241,741	196,197
Total liabilities	2,876,649	2,399,344
Commitments and contingencies (see Note 28)
Redeemable partnership interests	16,244	16,550
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 209,511,896 and 201,181,777 shares issued at December 31, 2023 and December 31, 2022, respectively, and 152,639,359 and 150,384,605 shares outstanding at December 31, 2023 and December 31, 2022, respectively	2,095	2,011
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at December 31, 2023 and December 31, 2022, convertible into Class A common stock	212	212
Additional paid-in capital	657,736	584,709
Retained earnings	1,166,675	1,145,006
Treasury stock at cost: 56,591,397 and 50,797,172 shares of Class A common stock at December 31, 2023 and December 31, 2022, respectively	(569,235)	(538,612)
Accumulated other comprehensive loss	(4,555)	(11,989)
Total stockholders’ equity	1,252,928	1,181,337
Noncontrolling interests	325,754	343,528
Total equity	1,578,682	1,524,865
Total liabilities, redeemable partnership interests, and equity	$4,471,575	$3,940,759

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Management services, servicing fees and other	$970,877	$909,485	$915,715
Leasing and other commissions	839,595	831,874	826,942
Investment sales	381,276	606,416	757,744
Commercial mortgage origination, net	278,620	357,752	406,042
Total revenues	2,470,368	2,705,527	2,906,443
Expenses:
Compensation and employee benefits	1,489,138	1,554,784	1,828,887
Equity-based compensation and allocations of net income to limited partnership units and FPUs	139,747	138,312	356,345
Total compensation and employee benefits	1,628,885	1,693,096	2,185,232
Operating, administrative and other	536,697	534,843	553,623
Fees to related parties	27,204	28,502	23,789
Depreciation and amortization	166,221	165,816	121,729
Total operating expenses	2,359,007	2,422,257	2,884,373
Other income (loss), net	13,854	(97,701)	1,232,495
Income from operations	125,215	185,569	1,254,565
Interest expense, net	(21,737)	(30,970)	(33,473)
Income before income taxes and noncontrolling interests	103,478	154,599	1,221,092
Provision for income taxes	41,103	42,054	242,958
Consolidated net income	62,375	112,545	978,134
Less: Net income attributable to noncontrolling interests	19,800	29,270	227,406
Net income available to common stockholders	$42,575	$83,275	$750,728
Per share data:
Basic earnings per share
Net income available to common stockholders (1)	$42,575	$83,275	$744,528
Basic earnings per share	$0.25	$0.46	$3.91
Basic weighted-average shares of common stock outstanding	173,475	180,337	190,179
Fully diluted earnings per share
Net income for fully diluted shares	$42,575	$110,403	$744,528
Fully diluted earnings per share	$0.24	$0.45	$3.80
Fully diluted weighted-average shares of common stock outstanding	176,382	245,177	195,813
(1) Includes a reduction for dividends on EPUs in the amount of $6.2 million for the year ended December 31, 2021(see Note 1 — “Organization and Basis of Presentation”).
The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Consolidated net income	$62,375	$112,545	$978,134
Foreign currency translation adjustments	9,112	(11,033)	(832)
Comprehensive income, net of tax	71,487	101,512	977,302
Less: Comprehensive income attributable to noncontrolling interests, net of tax	21,478	27,495	227,406
Comprehensive income available to common stockholders	$50,009	$74,017	$749,896

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Contingent Class A Common Stock	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
January 1, 2021	$1,676	$212	$351,450	$1,572	$(40,531)	$342,764	$(2,094)	$266,098	$921,147
Consolidated net income	—	—	—	—	—	750,728	—	227,406	978,134
Foreign currency translation adjustments	—	—	—	—	—	—	(637)	(195)	(832)
Cantor purchase of Cantor Units from Newmark Holdings upon redemption exchange of FPU’s, 1,831,824 units	—	—	—	—	—	—	—	6,898	6,898
Dividends to common stockholders	—	—	—	—	—	(7,631)	—	—	(7,631)
Non-Controlling interest in Deskeo	—	—	—	—	—	—	—	13,464	13,464
Issuance of Class A common stock for acquisition	—	—	2,577	—	—	—	—	423	3,000
Dividend on EPUs	—	—	—	—	—	(6,200)	—	6,200	—
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	1,805	1,805
Grant of exchangeability, redemption and issuance of Class A common stock, 27,333,907 shares	264	—	104,121	—	—	—	—	61,259	165,644
Contributions of capital to and from Cantor for equity-based compensation	—	—	19,348	—	—	—	—	8,664	28,012
Repurchase of 20,237,730 shares of Class A Common Stock	—	—	—	—	(249,643)	—	—	(40,541)	(290,184)
Restricted stock units compensation	—	—	9,951	—	—	—	—	2,181	12,132
Redemption of EPU’s	—	—	—	—	—	—	—	(167,396)	(167,396)
December 31, 2021	$1,940	$212	$487,447	$1,572	$(290,174)	$1,079,661	$(2,731)	$386,266	$1,664,193
Consolidated net income	—	—	—		—	83,275	—	29,270	112,545
Foreign currency translation adjustments	—	—	—	—	—	—	(9,258)	(1,775)	(11,033)
Cantor purchase of Cantor Units from Newmark Holdings upon redemption/exchange of FPU’s, 415,432 units	—	—	—	—	—	—	—	1,582	1,582
Dividends to common stockholders	—	—	—	—	—	(17,930)	—	—	(17,930)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(51,006)	(51,006)
Grant of exchangeability, redemption and issuance of Class A common stock, 7,030,716 shares	71	—	82,161	(1,572)	—	—	—	22,520	103,180
Contributions of capital to and from Cantor for equity-based compensation	—	—	2,097	—	—	—	—	471	2,568
Repurchase of 24,918,482 shares of Class A Common Stock	—	—	—	—	(248,438)	—	—	(46,364)	(294,802)
Restricted stock units compensation	—	—	13,004	—	—	—	—	2,564	15,568
December 31, 2022	$2,011	$212	$584,709	$—	$(538,612)	$1,145,006	$(11,989)	$343,528	$1,524,865
Consolidated net income	—	—	—	—	—	42,575	—	19,800	62,375
Foreign currency translation adjustments	—	—	—	—	—	—	7,434	1,678	9,112
Cantor purchase of Cantor Units from Newmark Holdings upon redemption/exchange of FPU’s, 422,646 units	—	—	—	—	—	—	—	1,760	1,760
Dividends to common stockholders	—	—	—	—	—	(20,906)	—	—	(20,906)
Purchase of non-controlling interest	—	—	(3,462)	—	—	—	—	(18,484)	(21,946)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	—	(42,107)	(42,107)
Grant of exchangeability, redemption and issuance of Class A common stock, 8,040,128 shares	84	—	61,351	—	—	—	—	23,175	84,610
Contributions of capital to and from Cantor for equity-based compensation	—	—	(2,182)	—	—	—	—	(600)	(2,782)
Repurchase of 5,785,370 shares of Class A Common Stock	—	—	—	—	(30,623)	—	—	(6,806)	(37,429)
Restricted stock units compensation	—	—	17,320	—	—	—	—	3,810	21,130
Balance, December 31, 2023	$2,095	$212	$657,736	$—	$(569,235)	$1,166,675	$(4,555)	$325,754	$1,578,682

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY - (Continued)

	Year Ended December 31,
	2023	2022	2021
Dividends declared per share of common stock	$0.12	$0.12	$0.04
Dividends declared and paid per share of common stock	$0.12	$0.10	$0.04

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$62,375	$112,545	$978,134
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(75,704)	(130,301)	(147,789)
Depreciation and amortization	166,221	165,816	121,729
Lease impairment	7,563	14,363	—
Nasdaq Earn-out recognition	—	—	(1,108,012)
Provision for credit losses on the financial guarantee liability	2,634	1,740	(3,592)
Provision for doubtful accounts	(2,201)	6,645	6,338
Equity-based compensation and allocation of net income to limited partnership units and FPUs	139,747	138,312	356,345
Employee loan amortization	92,935	84,116	79,418
Deferred tax (benefit) provision	(5,195)	(24,499)	118,649
Non-cash changes in acquisition related earn-outs	5,170	(1,325)	415
Unrealized (gains) losses on loans held for sale	(26,662)	(712)	(21,259)
Unrealized (gains) on investments	—	—	(27,825)
Income from an equity method investment	(14,221)	(2,842)	—
Realized losses on marketable securities	—	7,470	(24,468)
Unrealized losses on marketable securities	689	80,657	(77,266)
Unrealized losses (gains) on non-marketable investments	3,786	12,888	(1,590)
Change in valuation of derivative asset	—	—	12,475
Loan originations—loans held for sale	(6,913,075)	(7,823,204)	(9,142,148)
Loan sales—loans held for sale	6,549,138	8,758,049	9,177,733
Other	1,735	2,172	3,610
Consolidated net income (loss), adjusted for non-cash and non-operating items	(5,065)	1,401,890	300,897
Changes in operating assets and liabilities:
Receivables, net	(69,309)	42,444	(191,271)
Loans, forgivable loans and other receivables from employees and partners	(243,258)	(131,604)	(78,493)
Right-of-use asset	54,141	(42,005)	41,508
Receivable from related parties	—	8,262	(8,262)
Other assets	(9,036)	8,714	8,858
Accrued compensation	(22,262)	(102,333)	(83,237)
Right-of-use liability	(39,746)	51,602	(34,676)
Accounts payable, accrued expenses and other liabilities	71,675	(35,333)	(4,399)
Payables to related parties	(3,101)	(5,294)	366
Net cash provided by (used in) operating activities	(265,961)	1,196,343	(48,709)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired and proceeds from divestitures	(99,885)	(64,247)	(69,755)
Proceeds from the sale of marketable securities	—	437,820	551,064
Proceeds from the exercise of redemption option	105,501	—	—
Purchase of marketable securities	—	(32)	—
Purchase of non-marketable investments	—	(2,723)	(8,500)
Purchases of fixed assets	(55,361)	(62,189)	(19,721)
Net cash provided by (used in) investing activities	(49,745)	308,629	453,088
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	6,913,075	7,823,204	9,142,148
Principal payments on warehouse facilities	(6,551,850)	(8,736,491)	(9,152,656)
Proceeds from the sale of limited partnership interests	—	—	6,898
Borrowing of debt	930,000	—	55,000
Repayment of debt	(930,000)	—	(195,000)
Repurchase agreements and securities loaned	—	(140,007)	106,729
Redemption and repurchase of limited partnership interests	—	—	(2,000)
Treasury stock repurchases	(37,428)	(294,802)	(290,538)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(35,375)	(80,984)	(14,907)
Dividends to stockholders	(20,905)	(17,933)	(7,631)
Payments on acquisition earn-outs	(983)	(6,453)	(42,842)
Deferred financing costs	(5,074)	(5,054)	(1,479)
Net cash provided by (used in) financing activities	261,460	(1,458,520)	(396,278)
Net increase (decrease) in cash and cash equivalents and restricted cash	(54,246)	46,452	8,101

Cash and cash equivalents and restricted cash at beginning of period	312,952	266,500	258,399
Cash and cash equivalents and restricted cash at end of period	$258,706	$312,952	$266,500

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$45,434	$37,814	$36,271
Taxes	$57,181	$99,551	$99,381
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$80,088	$138,799	$497,865

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
Notes to the Consolidated Financial Statements

(1)    Organization and Basis of Presentation

Newmark Group, Inc., a Delaware corporation, was formed as NRE Delaware, Inc. on November 18, 2016. Newmark changed its name to Newmark Group, Inc. on October 18, 2017. Newmark Holdings, L.P. is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark Partners, L.P., the operating partnership. Newmark is a leading real estate advisor and service provider to large institutional investors, global corporations, and other owners and occupiers. Newmark offers a diverse array of integrated services and products designed to meet the full needs of its clients. Newmark’s investor/owner services and products include capital markets, which consists of investment sales and commercial mortgage brokerage (including the placement of debt, equity raising, structured finance, and loan sales on behalf of third parties), landlord (or agency) leasing, services related to the GSEs and FHA, including multifamily lending and loan servicing, third party loan servicing and asset management, valuation and advisory, property management, business rates for U.K. property owners, due diligence consulting and other advisory services, and flexible workspace solutions for owners. Newmark’s corporate or occupier services and products include tenant representation leasing, GCS, which includes real estate, workplace and occupancy strategy, corporate consulting services, project management, lease administration and facilities management, business rates for U.K. occupiers, and flexible workspace solutions for occupiers. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

Nasdaq Monetization Transactions
On June 28, 2013, BGC Partners sold certain assets of its on-the-run, electronic benchmark U.S. Treasury platform, eSpeed, to Nasdaq. The total consideration received in the transaction included $750.0 million in cash paid upon closing and an earn-out of up to 14,883,705 Nasdaq shares to be paid ratably over 15 years, provided that Nasdaq, as a whole, produces at least $25.0 million in consolidated gross revenues each year. The remaining rights under the Nasdaq Earn-out were transferred to Newmark on September 28, 2017. From September of 2017 through June of 2021, Newmark received 10.2 million Nasdaq shares. From January of 2018 to March of 2022, Newmark sold 7.6 million Nasdaq shares and delivered 2.6 million Nasdaq shares to RBC, and recognized $1,474.2 million of realized gains and dividend income. Subsequent to these transactions, Newmark does not hold any Nasdaq shares.

On June 18, 2018 and September 26, 2018, Newmark OpCo issued approximately $175.0 million and $150.0 million of EPUs, respectively, in private transactions to RBC in the Newmark OpCo Preferred Investment. Newmark received $266.1 million of cash in 2018 with respect to these transactions. The EPUs were issued in four tranches and were separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle in each of the fourth quarters of 2019 through 2022 for each of the respective four tranches. The ability to convert the EPUs into Newmark Class A common stock was subject to the SPV’s option to settle the postpaid forward contracts as described below. As the EPUs represented equity ownership of a consolidated subsidiary of Newmark, they were included in “Noncontrolling interests” on the accompanying consolidated balance sheets and consolidated statements of changes in equity. The EPUs were entitled to a preferred payable-in-kind dividend, which was recorded as accretion to the carrying amount of the EPUs through “Retained earnings” on the accompanying consolidated statements of changes in equity and were reductions to “Net income (loss) available to common stockholders” for the purpose of calculating EPS.

Contemporaneously with the issuance of the EPUs, an SPV that is a consolidated subsidiary of Newmark entered into variable postpaid forward contracts with RBC. The SPV was an indirect subsidiary of Newmark whose sole assets were the Nasdaq shares for 2019 through 2022. Each of the Nasdaq Forwards provided the SPV the option to settle using up to 992,247 Nasdaq shares, to be received by the SPV pursuant to the Nasdaq shares to be received, or Newmark Class A common stock, in exchange for either cash or redemption of the EPUs, notice of which was to be provided to RBC prior to November 1 of each year from 2019 through 2022.

In September 2019, the SPV notified RBC of its decision to settle the first Nasdaq Forward using the Nasdaq shares the SPV received in November 2019 in exchange for the first tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq shares. The fair value of the Nasdaq shares that Newmark received was $98.6 million. On December 2, 2019, Newmark settled the first Nasdaq Forward with 898,685 Nasdaq shares, with a fair value of $93.5 million, and Newmark retained 93,562 Nasdaq shares.

In September 2020, the SPV notified RBC of its decision to settle the second Nasdaq Forward using the Nasdaq shares the SPV received in November 2020 in exchange for the second tranche of the EPUs, which resulted in a payable to RBC that was settled upon receipt of Nasdaq shares. The fair value of the Nasdaq shares that Newmark received was $121.9 million. On November 30, 2020, Newmark settled the second Nasdaq Forward with 741,505 Nasdaq shares, with a fair value of $93.5 million, and Newmark retained 250,742 Nasdaq shares.

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

See Note 24 — “Related Party Transactions” for the transactions with the Company’s executive officers in connection with the 2021 Equity Event.

Master Repurchase Agreement
On August 2, 2021, Newmark OpCo entered into a Master Repurchase Agreement with CF Secured, pursuant to which Newmark could seek, from time-to-time, to execute short-term secured financing transactions. The Company, under this agreement, could seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, and agreed to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest. Pursuant to this agreement, as of December 31, 2021 the Company had 866,791 Nasdaq shares pledged in the amount of $182.0 million, against which Newmark received $140.0 million. Amounts of $140.0 million repaid to CF Secured and the $106.7 million loaned from CF Secured are included in “Repurchase agreements and securities loaned” on the accompanying consolidated statements of cash flows for the years ended December 31, 2022 and 2021, respectively. There were no repurchase agreements and securities loaned in the consolidated statements of cash flows for the year ended December 31, 2023.

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

Intercompany balances and transactions within Newmark have been eliminated. Transactions between Cantor and Newmark pursuant to service agreements with Cantor (see Note 24 — “Related Party Transactions”), representing valid receivables and liabilities of Newmark which are periodically cash settled, have been included on the accompanying consolidated financial statements as either receivables from or payables to related parties.

Newmark receives administrative services to support its operations, and in return, Cantor allocates certain of its expenses to Newmark. Such expenses represent costs related, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor’s overhead costs, are included as expenses on the accompanying consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on a services agreement with Cantor which reflects the utilization of service provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor. Actual costs that would have been incurred if Newmark had performed the services itself would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure (see Note 24 — “Related Party Transactions” for an additional discussion of expense allocations).

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

The accompanying consolidated financial statements contain all adjustments (consisting only of normal and recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the accompanying consolidated balance sheets, consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of cash flows and consolidated statements of changes in equity of Newmark for the periods presented.

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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements—Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The standard is expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the Codification with the SEC’s regulations. The effective date for the guidance will be the date on which the SEC’s removal of the related disclosure from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027 the SEC has not removed the applicable requirements from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Codification and will not become effective for any entity. Management is currently evaluating the impact of the new standard on the accompanying consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard will require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will be required to provide the new disclosures and all the disclosures currently required under ASC 280. The new guidance will become effective for Newmark’s financial statements issued for annual reporting periods beginning on January 1, 2024 and for the interim periods beginning on January 1, 2025, will require retrospective presentation, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The new guidance will become effective for Newmark’s financial statements issued for annual reporting periods beginning on January 1, 2025, will require prospective presentation with an option for entities to apply it retrospectively for each period presented, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying consolidated financial statements.

(2)    Limited Partnership Interests in Newmark Holdings and BGC Holdings

Newmark is a holding company with no direct operations and conducts substantially all of its operations through its operating subsidiaries. Virtually all of Newmark’s consolidated net assets and net income are those of consolidated variable interest entities. Newmark Holdings is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark OpCo, the operating partnership. In connection with the Separation and BGC Holdings Distribution, holders of BGC Holdings partnership interests received partnership interests in Newmark Holdings, described below (see Note 24 — “Related Party Transactions”). These collectively represented all of the limited partnership interests in BGC Holdings and Newmark Holdings at the time.

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such Exchange Ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of December 31, 2023, the Exchange Ratio equaled 0.9231.

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

Redeemable Partnership Interests
Founding/Working Partners have limited partnership interests in Newmark Holdings. Newmark accounts for FPUs outside of permanent capital as “Redeemable partnership interests” on the accompanying consolidated balance sheets. This classification is applicable to FPUs because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer. On June 30, 2023, in connection with the Corporate Conversion, all FPUs of BGC Holdings were redeemed or exchanged. The Corporate Conversion had no impact on FPUs held by partners of Newmark Holdings.

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

Prior to the Separation, certain employees of both BGC and Newmark generally received limited partnership units in BGC Holdings. As a result of the Separation, these employees were distributed limited partnership units in Newmark Holdings equal to a BGC Holdings limited partnership unit multiplied by the Contribution Ratio. In addition, in the BGC Holdings Distribution, these employees also received additional limited partnership units in Newmark Holdings. Subsequent to the Separation, Newmark employees generally have been granted limited partnership units in Newmark Holdings. In connection with the Corporate Conversion, LPUs in BGC Holdings held by Newmark employees were exchanged for BGC Class A common stock, and upon completion of the Corporate Conversion, there were no LPUs of BGC Holdings remaining. The Corporate Conversion had no impact on LPUs in Newmark Holdings held by BGC employees.

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

Certain of these limited partnership units held by Newmark employees entitle the holders to receive post-termination payments equal to the notional amount of the units in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards and are included on the accompanying consolidated balance sheets as part of “Accrued compensation,” and in accordance with U.S. GAAP guidance, Newmark records compensation expense for the awards based on the change in value at each reporting date on the accompanying consolidated statements of operations as part of “Equity-based compensation and allocations of net income to limited partnership units and FPUs.”

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

Exchangeable Preferred Partnership Units
The EPUs were issued in four tranches and were separately convertible by either RBC or Newmark into a fixed number of shares of Newmark Class A common stock, subject to a revenue hurdle for Newmark in each of the fourth quarters of 2019 through 2022 for each of the four tranches, respectively. As the EPUs represented equity ownership of a consolidated subsidiary of Newmark, they have been included in “Noncontrolling interests” on the consolidated statements of changes in equity. The EPUs were entitled to a preferred payable-in-kind dividend, which was recorded as accretion to the carrying amount of the EPUs through retained earnings on the accompanying consolidated statements of changes in equity and are reductions to “Net income available to common stockholders” for the purpose of calculating EPS. See Note 1 — “Organization and Basis of Presentation” for additional information. As of December 31, 2023 and December 31, 2022, there were no EPUs outstanding.

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC Class A common stock, prior to the Corporate Conversion, or shares of Newmark Class A common stock, and additional limited partnership interests may become exchangeable for Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued Compensation” on the accompanying consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of December 31, 2023 are exchangeable for 24.9 million shares of Newmark Class B common stock, which are convertible into Class A common stock. Limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the Exchange Ratio at that time. As of December 31, 2023, the Exchange Ratio equaled 0.9231.

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

Equity Investments and Marketable Securities:
In accordance with the guidance on recognition and measurement of equity investments, Newmark carries its marketable equity securities at fair value and recognizes any changes in fair value in consolidated net income (loss). Further, Newmark has elected to use a measurement alternative for its equity investments without a readily determinable fair value, pursuant to which these investments are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment. Newmark’s investments, in which it has significant influence but not a controlling financial interest and of which it is not the primary beneficiary, are accounted for under the equity method (see Note 7 — “Investments” for additional information).

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

Commercial Mortgage Origination, net:
Revenue is generated from loan origination fees, sales premiums, mortgage brokerage, debt and equity placement, and the estimated fair value of the expected net servicing cash flows. Fair value of expected net future cash flows from servicing and loan originations and related fees and sales premiums, net, is recognized when a derivative asset or liability is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums, and the estimated fair value of the expected net servicing cash flows. The revenue is recognized net of related fees and commissions to third-party brokers. Mortgage brokerage and debt placement revenue is earned and recognized when the sale of a property closes, and title passes from seller to buyer.

Fees to Related Parties:
Newmark is allocated costs from Cantor for back-office services provided by Cantor and their affiliates, including occupancy of office space, utilization of fixed assets, accounting, operations, human resources and legal services and information technology. Fees are expensed as they are incurred.

Other Income, net:
Other income, net comprises of gains or losses recorded in connection with changes in fair value of contingent consideration (See Note 23 — “Fair Value of Financial Assets and Liabilities”) in connection with entities acquired, gains and losses associated with the Nasdaq Monetization Transactions and the movement of mark-to-market and/or hedge on marketable securities that are classified as trading securities, Newmark’s pro rata share for equity method investments and unrealized gains or losses relating to investments carried under the measurement alternative (See Note 7 — “Investments” and Note 17 — “Other Current Assets and Other Assets”) and movements related to the impact of any unrealized mark-to-market gains or losses related to the Nasdaq Forwards.

Restricted Cash:
Restricted cash represents cash set aside for amounts pledged for the benefit of Fannie Mae in excess of the required cash to secure Newmark’s financial guarantee liability.

Leases:
Newmark enters into leasing arrangements in the ordinary course of business, as a lessee and has leases primarily relating to office space.

    Newmark determines whether an arrangement is a lease or includes a lease at the contract inception. ROU lease assets represent the Newmark’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Other than for leases with an initial term of twelve months or less, operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease payments may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Lease expense pertaining to operating leases is recognized on a straight-line basis over the lease term (See Note 16 — “Leases” for additional information).

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

Financial Guarantee Liability:
Newmark has adopted ASC 326 which impacted the expected credit loss reserving methodology for the financial guarantee liability provided under the Fannie Mae DUS and Freddie Mac TAH. The expected credit loss is modeled based on Newmark’s historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the years ended December 31, 2023, 2022 and 2021, there were increases (decreases) in the CECL related provision of $0.9 million, $1.7 million and $(3.6) million, respectively. The balance of the financial guarantee liabilities was $28.6 million and $27.7 million as of December 31, 2023 and 2022, respectively, and is included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the years ended December 31, 2023, 2022 and 2021, there were increases (decreases) in the CECL related provision of $(1.4) million, $4.2 million and $3.4 million, respectively. The balance of the reserve was $19.5 million and $20.9 million as of December 31, 2023 and 2022, respectively, and is included in “Receivables, net” on the accompanying consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units and from proceeds of the sales of the employees’ shares of our Class A common stock or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of December 31, 2023 and 2022, the balance of this reserve was $9.4 million and $11.2 million, respectively, and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets.

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

Reclassifications:
The Company has made reclassifications to prior period balances to conform to current period presentation. These reclassifications had no effect on the reported results of operations. For the year ended December 31, 2022, the Company adjusted the revenue presentation in the statement of operations. “Gains from mortgage banking activities/origination, net” has been combined with mortgage brokerage revenues as “Commercial mortgage origination, net,” while “Investment sales” is a stand-alone line-item. For the year ended December 31, 2021 $180.6 million was reclassified from “Commissions” to “Commercial mortgage origination, net.” For the year ended December 31, 2023, the Company adjusted the presentation in the balance sheet. “Marketable securities” has been combined with “Other current assets.” As of December 31, 2023 and 2022,

$0.1 million and $0.8 million, respectively, was reclassified from “Marketable securities” to “Other current assets.”

Segment and Geographic Information:

Segment Information
Newmark has a single operating segment. Newmark is a real estate services firm offering services to commercial real estate tenants, investors, owners, occupiers, and developers. Newmark’s services include leasing and corporate advisory, investment sales and real estate finance, consulting, origination and servicing of commercial mortgage loans, valuation, project and development management and property and facility management. The chief operating decision-maker evaluates the operating results of Newmark regardless of geographic location as total real estate services and allocates resources accordingly. Newmark recognized revenues as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Management services, servicing fees and other	$970,877	$909,485	$915,715
Leasing and other commissions	839,595	831,874	826,942
Investment sales	381,276	606,416	757,744
Commercial mortgage origination, net	278,620	357,752	406,042
Revenues	$2,470,368	$2,705,527	$2,906,443
Geographic Information
The Company offers products and services in the U.S., U.K., Asia, Other Europe, and Other Americas. Information regarding revenues is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$2,161,090	$2,514,477	$2,775,556
U.K.	154,380	57,552	48,061
Other (1)	154,898	133,498	82,826
Revenues	$2,470,368	$2,705,527	$2,906,443
(1) Other includes Asia, Other Europe and Other Americas.

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

Cash and Cash Equivalents:
Newmark considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Cash and cash equivalents are held with banks as deposits. The Company maintains deposits with high quality financial institutions in amounts that are in excess of federally insured limits; however, the Company does not believe it is exposed to any significant credit risk.

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

Loans Held for Sale, at Fair Value:
Newmark maintains multifamily and commercial mortgage loans for the purpose of sale to GSEs. Prior to funding, Newmark enters into an agreement to sell the loans to third-party investors at a fixed price. During the period prior to sale, interest income is calculated and recognized in accordance with the terms of the individual loan. Loans held for sale are carried at fair value, as Newmark has elected the fair value option. The primary reasons Newmark has elected to account for loans backed by commercial real estate under the fair value option are to better offset the change in fair value of the loan and the change in fair value of the derivative instruments used as economic hedges.

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
Newmark simultaneously enters into a commitment to deliver such mortgages to third-party investors at a fixed price (a Forward Sales Contract).

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

Mortgage Servicing Rights, Net:
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

Newmark receives up to a three-basis point servicing fee and/or up to a one-basis point surveillance fee on certain Freddie Mac loans after the loan is securitized in a Freddie Mac pool. The Freddie Mac Strip is also recognized at fair value and subsequently measured using the amortization method, but is recognized as a MSR at the securitization date.

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

Goodwill and Other Intangible Assets, net:
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in U.S. GAAP guidance, Intangibles—Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, Newmark first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Newmark did not recognize an impairment for the years ended December 31, 2023, 2022 and 2021, respectively.

Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives. Definite-lived intangible assets arising from business combinations include trademarks and trade names, non-contractual customers, license agreements, non-compete agreements, and contractual customers. Newmark did not recognize an impairment for the years ended December 31, 2023, 2022 and 2021, respectively.

Transfer of Financial Assets:
Newmark originates its commercial mortgage loans primarily for the GSEs’ distribution channels, which generally involve (a) Freddie Mac purchasing Newmark’s loans for cash, (b) Fannie Mae securitizing Newmark’s loans into a mortgage-backed security, or MBS, guaranteed by Fannie Mae, (c) FHA guaranteeing the credit risk of Newmark’s loans or (d) Ginnie Mae securitizing Newmark’s loans into an MBS. MBS are collateralized by the loan and Ginnie Mae selling the MBS for cash. As part of its origination activities, Newmark accounts for the transfer of financial assets in accordance with U.S. GAAP guidance on Transfers and Servicing. In accordance with this guidance, the transfer of financial assets between two entities must meet the following criteria for derecognition and sale accounting:
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

Newmark’s income taxes as presented are calculated on a separate return basis for the periods prior to the Spin-Off and have historically been included in BGC’s U.S. federal and state tax returns or separate non-U.S. jurisdictions tax returns. Subsequent to the Spin-Off, Newmark files its own stand-alone tax returns for its operations within these jurisdictions. The 2018 tax results reflect both the pre- and post-spin periods and, as such, Newmark’s tax results as presented are not necessarily reflective of the results that Newmark would have generated on a stand-alone basis.

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

Limited Partnership Units:
Limited partnership units in BGC Holdings were, prior to the Corporate Conversion, and Newmark Holdings are, held by Newmark employees and receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders. The quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the accompanying consolidated statements of operations.

Certain of these limited partnership units in Newmark Holdings and, prior to the Corporate Conversion, BGC Holdings, such as REUs, entitle the holders to receive post-termination payments equal to the notional amount in four equal yearly installments after the holder’s termination. These limited partnership units are accounted for as post-termination liability awards under U.S. GAAP guidance, which requires that Newmark record an expense for such awards based on the change in value at each reporting period and include the expense in the Newmark’s consolidated statements of operations as part of

“Equity-based compensation and allocations of net income to limited partnership units and FPUs.” The liability for limited partnership units held by Newmark employees with a post-termination payout amount is included in “Other long-term liabilities” on the Newmark’s consolidated balance sheets.

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

In addition, Preferred Units are granted in connection with the grant of certain limited partnership units, such as PSUs, that may be granted exchangeability to cover the withholding taxes owed by the unit holder upon such exchange. Each quarter, the net profits of BGC Holdings, prior to the Corporate Conversion, and Newmark Holdings are allocated to such units at a rate of either 0.6875% (which is 2.75% per calendar year) or such other amount as set forth in the Preferred Distribution, which is deducted before the calculation and distribution of the quarterly partnership distribution for the remaining limited partnership interests. The Preferred Units are not entitled to participate in partnership distributions other than with respect to the Preferred Distribution. Preferred Units may not be made exchangeable into BGC or Newmark Class A common stock and are only entitled to the Preferred Distribution, and accordingly they are not included in Newmark’s fully diluted share count. The quarterly allocations of net income on Preferred Units are reflected in compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in the accompanying consolidated statements of operations.

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

For the year ended December 31, 2023, the following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisition. Newmark expects to finalize its analysis of the assets acquired and liabilities assumed within the first year of the acquisitions, and therefore adjustments to assets and liabilities may occur (in thousands):

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

The total consideration for the acquisition during the year ended December 31, 2023, was $113.0 million in total fair value comprising cash of $101.2 million and contingent consideration of $11.9 million. The excess of the consideration over the fair value of the net assets acquired was recorded as goodwill of $75.6 million, of which approximately $54.8 million is deductible by Newmark for tax purposes.

This acquisition was accounted for using the purchase method of accounting. The results of operations of the acquisition has been included on the accompanying consolidated financial statements subsequent to the date of acquisition, which in aggregate contributed $91.6 million to Newmark’s revenues for the year ended December 31, 2023.

On April 1, 2022, Newmark completed the acquisitions of two companies: BH2, a London-based real estate advisory firm, and McCall & Almy, a multi-market tenant representation and real estate advisory firm.

On May 3, 2022, Newmark completed the acquisition of Open Realty, a retail real estate advisory firm.

The following table summarizes the components of the purchase consideration transferred, and the of the assets acquired, and liabilities assumed, for the acquisitions which occurred in 2022 (in thousands):

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Basic earnings per share:
Net income available to common stockholders (1)	$42,575	$83,275	$744,528
Basic weighted-average shares of common stock outstanding	173,475	180,337	190,179
Basic earnings per share	$0.25	$0.46	$3.91
(1)Includes a reduction for dividends on EPUs in the amount of $6.2 million for the year ended December 31, 2021 (see Note 1 — “Organization and Basis of Presentation”).

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Fully diluted earnings per share:
Net income available to common stockholders	$42,575	$83,275	$744,528
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	—	27,128	—
Net income for fully diluted shares	$42,575	$110,403	$744,528
Weighted-average shares:
Common stock outstanding	173,475	180,337	190,179
Partnership units (1)	—	59,944	—
RSUs (Treasury stock method)	2,413	3,255	4,310
Newmark exchange shares	494	1,641	1,324
Fully diluted weighted-average shares of common stock outstanding	176,382	245,177	195,813
Fully diluted earnings per share	$0.24	$0.45	$3.80
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the years ended December 31, 2023, 2022 and 2021, 73.4 million, 1.8 million and 68.1 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Redemptions

As of December 31, 2023, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Year Ended December 31,
	2023	2022	2021
Shares outstanding at beginning of period	150,384,605	168,272,371	161,175,894
Share issuances:
LPU redemption/exchange (1)	3,867,234	4,930,499	6,591,462
Issuance of Class A common stock for Newmark RSUs	2,367,245	2,136,813	1,851,786
Issuance of Class A common stock	2,307,339	—	—
Other	(501,694)	(36,596)	18,890,659
Treasury stock repurchases	(5,785,370)	(24,918,482)	(20,237,430)
Shares outstanding at end of period	152,639,359	150,384,605	168,272,371
(1)Because they were included in Newmark’s fully diluted share count, if dilutive, any exchange of LPUs into Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of December 31, 2023 and 2022, there were 21.3 million shares of Newmark Class B common stock outstanding.

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

From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the year ended December 31, 2023, Newmark repurchased 5.8 million shares of Class A common stock at an average price of $6.47 per share. As of December 31, 2023, Newmark had $354.9 million remaining from its share repurchase and unit purchase authorization. During the year ended December 31, 2022, Newmark repurchased 24,918,482 shares of Class A common stock at an average price of $11.83 per share. As of December 31, 2022, Newmark had $392.3 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark’s share repurchases for cash under the current program. The gross share repurchases of Newmark’s Class A common stock during the year ended December 31, 2023 were as follows (in thousands except shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2023 - March 31, 2023	—	—
April 1, 2023 - June 30, 2023	2,354,217	$5.68
July 1, 2023 - September 30, 2023	2,787,291	$6.78
October 2023	373,260	$6.38
November 2023	—	$—
December 2023	270,602	$10.27
Total Repurchases	5,785,370	$6.47	$354,852

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	December 31, 2023	December 31, 2022
Balance at beginning of period:	$16,550	$20,947
Income allocation	1,451	2,272
Distributions of income	(380)	(5,130)
Issuance and other	(1,377)	(1,539)
Balance at end of period	$16,244	$16,550

(7)    Investments

Newmark had a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark had the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounted for this investment under the equity method of accounting. Newmark recognized equity income (loss) of $14.2 million, $2.8 million and $0.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Equity income (loss) is included in “Other income, net” on the accompanying consolidated statements of operations. On July 20, 2022, Newmark exercised its redemption option. In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27% ownership interest in Real Estate LP and amended the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. Newmark exercised its redemption option and received payment of $105.5 million from Cantor during the year ended December 31, 2023, terminating Newmark’s interest in Real Estate LP. There was no additional gain recognized on the exercise and receipt of payment. The carrying value of this investment was $91.3 million as of December 31, 2022, included in “Other assets” on the accompanying consolidated balance sheets.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

For the year ended December 31, 2023, Newmark recorded unrealized gains (losses) related to these investments of $(3.8) million. Newmark did not recognize any realized gains (losses) related to these investments for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, Newmark recorded realized gains (losses) related to these investments of $(14.1) million and $1.6 million. The changes in value are included as a part of “Other income (loss), net” on the accompanying consolidated statements of operations. Additionally, the Company did not make any new investments during the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, the Company invested $2.7 million and $8.5 million, respectively. The carrying values of these investments were $4.9 million and $8.7 million as of December 31, 2023 and 2022, respectively, and are included in “Other assets” on the accompanying consolidated balance sheets.

(8)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying consolidated financial statements. Management believes that, as of December 31, 2023 and 2022, Newmark had met all capital requirements. As of December 31, 2023 and 2022, the most restrictive capital requirement was the net worth requirement of Fannie Mae. Newmark exceeded the minimum requirement by $409.2 million and $433.4 million, respectively, as of December 31, 2023 and 2022.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. Management believes that, as of December 31, 2023 and 2022, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $1.6 million and $1.3 million as of December 31, 2023 and 2022, respectively, and are included in “Other assets” on the accompanying consolidated balance sheets.

(9)    Loans Held for Sale, at Fair Value

Loans held for sale, at fair value represent originated loans that are typically financed by short-term warehouse facilities (see Note 18 — “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises”) and sold within 45 days from the date the mortgage loan is funded. Newmark initially and subsequently measures all loans held for sale at fair value on the accompanying consolidated balance sheets. The fair value measurement falls within the definition of a Level 2 measurement (significant other observable inputs) within the fair value hierarchy. Electing to use fair value allows a better offset of the change in the fair value of the loans and the change in fair value of the derivative instruments used as economic hedges. Loans held for sale had a cost basis and fair value as follows (in thousands):

	December 31, 2023	December 31, 2022
Cost Basis	$502,282	$137,633
Fair Value	528,944	138,345

As of December 31, 2023 and 2022, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of December 31, 2023 and 2022, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Year Ended December 31,
	2023	2022	2021
Interest income on loans held for sale	$28,068	$26,821	$20,287
Gains (losses) recognized on change in fair value on loans held for sale	26,662	712	21,259

(10)    Derivatives

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	December 31, 2023			December 31, 2022
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$9,604	$1,023	$290,380	$3,181	$8,754	$140,697
Forward Sale Contracts	1,259	20,304	792,662	11,139	624	278,331
Total	$10,863	$21,327	$1,083,042	$14,320	$9,378	$419,028
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and Forward Sale Contracts related to mortgage loans are reported as part of “Commercial mortgage origination, net” on the accompanying consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $0.7 million, $0.7 million and $1.0 million of expenses for the years ended December 31, 2023, 2022 and 2021, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying consolidated statements of operations were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Year Ended December 31,
		2023	2022	2021
Derivatives not designed as hedging instruments:
Nasdaq Forwards	Other income (loss), net	$—	$—	$(12,475)
Rate lock commitments	Commercial mortgage origination, net	9,274	(4,869)	2,162
Rate lock commitments	Compensation and employee benefits	(693)	(705)	(1,043)
Forward Sale Contracts	Commercial mortgage origination, net	(19,045)	10,516	2,365
Total		$(10,464)	$4,942	$(8,991)

Derivative assets and derivative liabilities are included in “Other current assets,” “Other assets” and the “Accounts payable, accrued expenses and other liabilities,” on the accompanying consolidated balance sheets.

(11)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenues from contracts with customers:
Leasing and other commissions	$839,595	$831,874	$826,942
Investment sales	381,276	606,416	757,744
Mortgage brokerage and debt placement	126,934	173,253	180,561
Management services	733,585	692,957	733,761
Total	$2,081,390	$2,304,500	$2,499,008
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	$82,082	$109,926	$136,406
Loan originations related fees and sales premiums, net	69,604	74,573	89,075
Servicing fees and other	237,292	216,528	181,954
Total	$2,470,368	$2,705,527	$2,906,443
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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at December 31, 2023 and 2022 was $2.7 million and $2.9 million, respectively. During the years ended December 31, 2023, 2022 and 2021, Newmark recognized revenue of $1.7 million, $2.5 million and $2.1 million, respectively, that was recorded as deferred revenue at the beginning of the period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, that have not yet been recognized as revenue as of December 31, 2023, that will be recognized as revenue in future periods over the life of the customer contracts, in accordance with ASC 606, are approximately $169.1 million. Over half of the remaining performance obligation as of December 31, 2023 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years as of December 31, 2023 are as follows (in thousands):

2024	$97,858
2025	48,008
2026	18,042
2027	3,613
2028	1,586
Thereafter	15
Total	$169,122

(12)    Commercial Mortgage Origination, Net

Commercial mortgage origination, net consists of the following activity (in thousands):

	Year Ended December 31,
	2023	2022	2021
Fair value of expected net future cash flows from servicing recognized at commitment, net	$82,082	$109,926	$136,406
Loan originations related fees and sales premiums, net	69,604	74,573	89,075
Mortgage brokerage and debt placement	126,934	173,253	180,561
Total	$278,620	$357,752	$406,042

(13)     Mortgage Servicing Rights, Net

The changes in the carrying amount of MSRs were as follows (in thousands):

	Year Ended December 31,
Mortgage Servicing Rights	2023	2022	2021
Beginning Balance	$576,428	$563,488	$528,983
Additions	75,704	130,301	147,789
Amortization	(117,742)	(117,361)	(113,284)
Ending Balance	$534,390	$576,428	$563,488

Valuation Allowance
Beginning Balance	$(7,876)	$(13,186)	$(34,254)
Decrease	4,689	5,310	21,068
Ending Balance	$(3,187)	$(7,876)	$(13,186)
Net Balance	$531,203	$568,552	$550,302

Servicing fees are included in “Management services, servicing fees and other” on the accompanying consolidated statements of operations and were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Servicing fees	$151,005	$147,514	$138,495
Escrow interest and placement fees	54,151	20,290	4,415
Ancillary fees	3,256	20,408	16,932
Total	$208,412	$188,212	$159,842

 Newmark’s primary servicing portfolio as of December 31, 2023 and 2022 was $62.2 billion and $56.2 billion, respectively. Newmark’s limited servicing portfolio with recorded MSRs as of December 31, 2023 and 2022 was $10.1 billion and $12.8 billion, respectively. As of December 31, 2023, Newmark’s limited servicing portfolio also included $101.0 billion of loans, which did not have recorded MSRs. As of December 31, 2022, there were no limited servicing loans that did not have recorded MSRs. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $2.6 billion and $1.7 billion at December 31, 2023 and 2022, respectively.

The estimated fair value of the MSRs as of December 31, 2023 and 2022 was $680.6 million and $667.6 million, respectively.

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

The discount rates used in measuring fair value for the years ended December 31, 2023 and 2022 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $18.1 million and $35.4 million, respectively, as of December 31, 2023 and by $18.3 million and $35.7 million, respectively, as of December 31, 2022.

(14)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2022	$657,131
Acquisitions	50,756
Measurement period and currency translation adjustments	(1,993)
Balance, December 31, 2022	$705,894
Acquisitions	75,638
Divestiture	(9,222)
Measurement period and currency translation adjustments	4,237
Balance, December 31, 2023	$776,547

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the years ended December 31, 2023 and 2022, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information). During the year ended December 31, 2023, the Company sold a previous acquisition and wrote off $9.2 million of goodwill.

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	16,275	(10,557)	5,718	2.0
Non-contractual customers	30,131	(17,137)	12,994	8.0
Non-compete agreements	12,514	(6,827)	5,687	4.3
Contractual customers	60,802	(20,078)	40,724	3.5
Other	4,551	(2,788)	1,763	10.4
Total	$141,013	$(57,387)	$83,626	4.3

	December 31, 2022
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	12,893	(8,103)	4,790	2.4
Non-contractual customers	30,131	(14,995)	15,136	8.6
License agreements	4,981	(4,981)	—	—
Non-compete agreements	9,557	(5,113)	4,444	3.1
Contractual customers	48,257	(10,690)	37,567	5.7
Other	4,551	(2,260)	2,291	12.4
Total	$127,110	$(46,142)	$80,968	5.9

Intangible amortization expense for the years ended December 31, 2023, 2022 and 2021 was $17.1 million, $14.3 million, and $8.9 million, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying consolidated statements of operations. Impairment charges are included in intangible amortization expense.

The estimated future amortization of definite life intangible assets as of December 31, 2023 was as follows (in thousands):

2024	$17,849
2025	16,409
2026	12,856
2027	8,857
2028	4,742
Thereafter	6,173
Total	$66,886

(15)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Leasehold improvements, furniture and fixtures, and other fixed assets	$245,262	$207,020
Software, including software development costs	56,883	48,112
Computer and communications equipment	37,693	31,586
Total, cost	339,838	286,718
Accumulated depreciation and amortization	(161,803)	(131,079)
Total, net	$178,035	$155,639

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $39.2 million, $42.4 million and $22.0 million, respectively. Newmark recorded an impairment charge of $3.2 million, $14.0 million and $0.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. The impairment charge is included as a part of “Depreciation and amortization” on the accompanying consolidated statements of operations.

Capitalized software development costs for the years ended December 31, 2023, 2022 and 2021 were $12.5 million, $12.3 million and $0.7 million, respectively. Amortization of software development costs totaled $2.9 million, $2.1 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying consolidated statements of operations.

(16)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from one to twelve years, some of which include options to extend the leases in one to ten years increments. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of December 31, 2023 and 2022.

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

As the rate implicit in the lease is not usually available, the Company used an incremental borrowing rate based on the information available at the adoption date of the new ASC 842, Leases standard in determining the present value of lease payments for existing leases. The Company has elected to use a portfolio approach for the incremental borrowing rate, applying corporate bond rates to the leases. The Company calculated the appropriate rates with reference to the lease term and lease currency. The Company uses information available at the lease commencement date to determine the discount rate for any new leases.

Total lease liability as of December 31, 2023 was $705.1 million. Of the total amount, $172.7 million of lease liability was within our flexible workspace business whereby the liability was in consolidated SPVs with only $36.6 million of guarantees and/or letters of credit with exposure to Newmark. In addition, Newmark has contracted future customer revenues and sub-lease income as of December 31, 2023 amounting to approximately $179.3 million.

Total lease liability as of December 31, 2022 was $723.9 million. Of the total amount, $188.0 million of lease liability was within our flexible workspace business whereby the liability was in consolidated SPVs with only $36.5 million of guarantees and/or letters of credit with exposure to Newmark. In addition, Newmark has contracted future customer revenues and sub-lease income as of December 31, 2022 amounting to approximately $183.7 million.

Operating lease costs were $132.5 million, $119.7 million and $75.5 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in “Operating, administrative and other” on the accompanying consolidated statements of operations. Operating cash flows for the years ended December 31, 2023, 2022 and 2021, included payments of $122.3 million, $106.8 million and $81.7 million for operating lease liabilities, respectively. As of December 31, 2023 and 2022, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the years ended December 31, 2023, 2022 and 2021, Newmark had short-term lease expense of $1.0 million, $0.7 million and $1.1 million, respectively. For the years ended December 31, 2023, 2022 and 2021, Newmark had sublease income of $2.8 million, $1.5 million and $0.6 million, respectively. For the years ended December 31, 2023, 2022 and 2021, Newmark recorded lease impairment charges of $7.6 million, $14.4 million and $0.0 million, respectively.

The weighted-average discount rate as of December 31, 2023 and 2022 was 4.87% and 4.61%, respectively, and the remaining weighted-average lease term was 6.5 years and 7.0 years, respectively.

As of December 31, 2023 and 2022, Newmark had operating lease Right-of-use assets of $596.4 million and $638.6 million, respectively, and operating lease Right-of-use liabilities of $107.1 million and $96.9 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $598.0 million and $627.1 million, respectively, recorded in “Right-of-use liabilities,” on the accompanying consolidated balance sheets.

Rent expense, including the operating lease costs above, for the years ended December 31, 2023, 2022 and 2021, was $162.5 million, $146.8 million and $105.2 million, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2035. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

	December 31, 2023	December 31, 2022
2024	$135,208	$125,633
2025	135,289	127,996
2026	129,261	126,234
2027	119,092	121,596
2028	105,869	110,997
Thereafter	205,270	242,185
Total lease payments	$829,989	$854,641
Less: Interest	135,073	141,792
Present value of lease liability	$694,916	$712,849

(17)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Derivative assets	$10,863	$14,320
Marketable securities	99	788
Prepaid expenses	51,367	40,393
Other taxes	9,607	21,988
Rent and other deposits	22,572	19,284
Other	1,438	4,203
Total	$95,946	$100,976

Other assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets	$100,229	$94,689
Equity method investment	—	91,280
Non-marketable investments	4,902	8,688
Other tax receivables	9,312	6,683
Advances on long-term contracts	12,000	—
Other	22,058	12,926
Total	$148,501	$214,266

(18)    Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises

Newmark uses its warehouse facilities and repurchase agreements to fund mortgage loans originated under its various lending programs. Outstanding borrowings against these lines are collateralized by an assignment of the underlying mortgages and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC.

Newmark had the following lines available and borrowings outstanding (in thousands), except the stated spread to one-month SOFR):

	Committed Lines	Uncommitted Lines	Balance at December 31, 2023	Balance at December 31, 2022	Stated Spread to One-Month SOFR	Rate Type
Warehouse facility due June 12, 2024 (1)	$450,000	$—	$—	$—	130 bps	Variable
Warehouse facility due June 12, 2024 (1)	—	300,000	—	—	130 bps	Variable
Warehouse facility due September 25, 2024	250,000	—	94,873	35,292	130 bps	Variable
Warehouse facility due September 25, 2024	—	150,000	—	—	130 bps	Variable
Warehouse facility due October 5, 2024	800,000	—	403,758	102,114	130 bps	Variable
Warehouse facility due October 5, 2024	—	600,000	—	—	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	—	—	115 bps	Variable
Total	$1,500,000	$1,450,000	$498,631	$137,406
(1)The warehouse line established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company’s Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of one-month SOFR plus 180 bps. There were no outstanding draws under this sublimit as of December 31, 2023 and 2022.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of December 31, 2023 and 2022, respectively.

The borrowing rates on the warehouse facilities are based on short-term SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(19)    Debt

Debt consisted of the following (in thousands):

	December 31, 2023	December 31, 2022

6.125% Senior Notes	$—	$547,784
Short-term debt	—	547,784
Delayed Draw Term Loan	417,260	—
Cantor Credit Agreement	130,000	—
Long-term debt	547,260	—
Total corporate debt	$547,260	$547,784

6.125% Senior Notes
On November 6, 2018, Newmark closed its offering of $550.0 million aggregate principal amount of 6.125% Senior Notes due November 15, 2023. The 6.125% Senior Notes were priced on November 1, 2018 at 98.94% to yield 6.375%. The 6.125% Senior Notes were offered and sold by Newmark in a private offering exempt from the registration requirements under the Securities Act. The 6.125% Senior Notes were subsequently exchanged for notes with substantially similar terms that were registered under the Securities Act. The 6.125% Senior Notes bore an interest rate of 6.125% per annum, payable on each May 15 and November 15, beginning on May 15, 2019, and matured on November 15, 2023, and were repaid prior to December 31, 2023.

On August 10, 2023, Newmark entered into a Delayed Draw Term Loan Credit Agreement to repay a portion of the principal and interest related to the Company’s $550.0 million aggregate principal amount of 6.125% Senior Notes. On November 15, 2023, Newmark repaid $566.8 million, including interest of $16.8 million, of 6.125% Senior Notes using $420.0 million of proceeds from the Delayed Draw Term Loan, which is included in “Long-term debt” on the accompanying consolidated balance sheets and $130.0 million of proceeds from the Credit Facility. See further discussion in the “Delayed Draw Term Loan” section below.

The carrying amount of the 6.125% Senior Notes was determined as follows (in thousands):

	December 31, 2023	December 31, 2022
Principal balance	$—	$550,000
Less: debt issue cost	—	1,120
Less: debt discount	—	1,096
Total	$—	$547,784

Newmark uses the effective interest rate method to amortize debt discounts and uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense, amortization of debt issue costs and amortization of the debt discount of the 6.125% Senior Notes, included in “Interest expense, net” on the accompanying consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest expense	$29,383	$33,687	$33,687
Debt issue cost amortization	1,120	1,284	1,284
Debt discount amortization	1,096	1,261	1,183
Total	$31,599	$36,232	$36,154

Delayed Draw Term Loan
On August 10, 2023, Newmark entered into a Delayed Draw Term Loan Credit Agreement, by and among the Company, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (as such terms are defined in the Delayed Draw Term Loan Credit Agreement), pursuant to which the Lenders committed to provide to the Company a senior unsecured Delayed Draw Term Loan in an aggregate principal amount of $420.0 million, which may be increased, subject to certain terms and conditions, to up to $550.0 million. The proceeds of the Delayed Draw Term Loan could only be used to repay the 6.125% Senior Notes at their maturity. The Delayed Draw Term Loan will mature on November 14, 2026.

As set forth in the Delayed Draw Term Loan Credit Agreement, the Delayed Draw Term Loan bears interest at a per annum rate equal to, at the Company’s option, either (a) Term SOFR for interest periods of one or three months (as selected by the Company) or upon the consent of all Lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by the Company, plus an applicable margin or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as established by the Administrative Agent, and (iii) Term SOFR plus 1.00%, in each case plus an applicable margin. Upon funding, the applicable margin was 2.625% with respect to Term SOFR borrowings in (a) above and 1.625% with respect to base rate borrowings in (b) above. Depending on the Company’s credit ratings, the applicable margin could range, with respect to Term SOFR borrowings, from 2.125% to 3.375% through and including August 10, 2024, and 2.5% to 3.875% thereafter; and base rate borrowings, from 1.125% to 2.375% through and including August 10, 2024, and 1.5% to 2.875% thereafter.

The Delayed Draw Term Loan Credit Agreement contains financial covenants with respect to minimum interest coverage and maximum leverage ratio. The Delayed Draw Term Loan Credit Agreement also contains certain other customary affirmative and negative covenants and events of default. The covenants in the Delayed Draw Term Loan Credit Agreement are consistent with those within the Company’s existing $600.0 million Credit Facility, which matures on March 10, 2025 and remains available to the Company. As of December 31, 2023, there was an outstanding balance of $420.0 million on the Delayed Draw Term Loan, with a carrying amount of $417.3 million.

On November 8, 2023, Newmark provided notice to Bank of America, N.A., as Administrative Agent, to borrow the $420.0 million available under the Delayed Draw Term Loan Credit Agreement with the funds made available on November 14, 2023. The Company used the $420.0 million of proceeds of the Delayed Draw Term Loan draw to pay a portion of the matured principal and interest of the Company’s $550.0 million 6.125% Senior Notes due November 15, 2023. As of December 31, 2023, there was an outstanding balance of $420.0 million on the Delayed Draw Term Loan. On January 12, 2024, the outstanding balance under the Delayed Draw Term Loan was repaid with the proceeds of the offering of the 7.500% Senior Notes.

The carrying amount of the Delayed Draw Term Loan was determined as follows (in thousands):

	December 31, 2023	December 31, 2022
Principal balance	$420,000	$—
Less: debt issue cost	2,740	—
Total	$417,260	$—

	Year Ended December 31,
	2023	2022	2021
Interest expense	$4,515	$—	$—
Debt issue cost amortization	342	—	—
Total	$4,857	$—	$—

Debt Repurchase Program
On June 16, 2020, the Board and Audit Committee authorized a debt repurchase program for the repurchase of up to $50.0 million of Company debt securities issued by the Company.

As of December 31, 2023, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

Borrowings under the Credit Facility bear interest at a per annum rate equal to, at the Company’s option, either (a) Term SOFR for interest periods of one or three months, as selected by the Company, or upon the consent of all lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by the Company, plus an applicable margin, or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as established by the Administrative Agent (as such term is defined in the amended and restated Credit Agreement), and (iii) Term SOFR plus 1.00%, in each case plus an applicable margin. The applicable margin was initially 1.50% with respect to Term SOFR borrowings in (a) above and 0.50% with respect to base rate borrowings in (b) above. The applicable margin with respect to Term SOFR borrowings in (a) above could range from 1.00% to 2.125% depending upon the Company’s credit rating, and with respect to base rate borrowings in (b) above could range from 0.00% to 1.125% depending upon the Company’s credit rating. The Credit Agreement also provides for certain upfront and arrangement fees and for an unused facility fee.

As of December 31, 2023 and 2022, there were no borrowings under the Credit Facility. The weighted-average interest rate for the year ended December 31, 2023 was 5.78%. During the year ended December 31, 2023, there were $380.0 million of borrowings and $380.0 million of repayments. Repayments of $380.0 million includes the use of $130.0 million of proceeds from the Cantor Credit Agreement to repay $130.0 million of borrowings under the Credit Facility. Newmark uses the straight-line method to amortize debt issue costs over the life of the Credit Facility. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest expense, net” on the accompanying consolidated statements of operations, were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest expense	$8,925	$—	$1,623
Debt issue cost amortization	1,238	1,981	826
Unused facility fee	972	1,285	972
Total	$11,135	$3,266	$3,421

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. Pursuant to the First Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement. The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark

Revolving Loans will bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility. Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’ prior written notice. Also on December 20, 2023, Newmark drew $130.0 million of Newmark Revolving Loans, and used the proceeds to repay the $130.0 million balance then outstanding under the Credit Facility. As of December 31, 2023, there were $130.0 million of borrowings outstanding under the Cantor Credit Agreement. As of December 31, 2022, there were no borrowings outstanding under the Cantor Credit Agreement.

Pursuant to the terms of the agreements described above, Newmark is required to meet several financial covenants. Newmark was in compliance with all such covenants as of December 31, 2023 and 2022, respectively.

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

At December 31, 2023, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $29.1 billion with a maximum potential loss of approximately $9.0 billion. At December 31, 2022, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $27.6 billion with a maximum potential loss of approximately $8.4 billion.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the years ended December 31, 2023, 2022 and 2021, there were increases (decreases) in the provision for expected credit losses of $2.6 million, $1.7 million and $(3.6) million, respectively. A loan is considered to be delinquent once it is 60 days past due.

As of December 31, 2023, there was one loan in foreclosure that had an outstanding principal balance of $7.3 million, with a maximum loss exposure of $2.4 million. Proceeds from the liquidation of the asset is estimated to be approximately $7.5 million based on current estimate of fair value. Newmark’s share of the loss would approximate $0.5 million. During the year ended December 31, 2023, Newmark settled the loss on one credit risk loan for $1.2 million that was in foreclosure as of December 31, 2022 and wrote off $0.6 million of servicing advances.

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

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying consolidated statements of operations as follows (in thousands):

Balance, January 1, 2022	$25,989
Provision for expected credit losses	1,740
Balance, December 31, 2022	$27,729
Provision for expected credit losses	2,634
Credit loss settlement	(1,812)
Balance, December 31, 2023	$28,551

(21)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 20 — “Financial Guarantee Liability”). As of December 31, 2023, 20% and 12% of $9.0 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2022, 20% and 11% of $8.4 billion of the maximum loss was for properties located in California and Texas, respectively.

(22)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.1 billion and $1.0 billion, as of December 31, 2023 and 2022, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$99	$—	$—	$99
Loans held for sale, at fair value	—	528,944	—	528,944
Rate lock commitments	—	—	9,604	9,604
Forward Sale Contracts	—	—	1,259	1,259
Total	$99	$528,944	$10,863	$539,906
Liabilities:
Contingent consideration	—	—	25,740	25,740
Rate lock commitments	—	—	1,023	1,023
Forward Sale Contracts	—	—	20,304	20,304
Total	$—	$—	$47,067	$47,067

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$788	$—	$—	$788
Loans held for sale, at fair value	—	138,345	—	138,345
Rate lock commitments	—	—	3,181	3,181
Forward Sale Contracts	—	—	11,139	11,139
Total	$788	$138,345	$14,320	$153,453
Liabilities:
Contingent consideration	$—	$—	$8,343	$8,343
Rate lock commitments	—	—	8,754	8,754
Forwards Sale Contracts	—	—	624	624
Total	$—	$—	$17,721	$17,721

There were no transfers among Level 1, Level 2 and Level 3 for the years ended December 31, 2023 and 2022, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 rate lock commitments, Forward Sale Contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of December 31, 2023
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,181	$9,604	$—	$(3,181)	$9,604	$9,604
Forward Sales Contracts	11,139	1,259	—	(11,139)	1,259	1,259
Total	$14,320	$10,863	$—	$(14,320)	$10,863	$10,863

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$8,343	$6,192	$12,189	$(984)	$25,740	$6,192
Rate lock commitments	8,754	1,023	—	(8,754)	1,023	1,023
Forward Sales Contracts	624	20,304	—	(624)	20,304	20,304
Total	$17,721	$27,519	$12,189	$(10,362)	$47,067	$27,519

	As of December 31, 2022
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,957	$3,181	$—	$(3,957)	$3,181	$3,181
Forward Sales Contracts	4,544	11,139	—	(4,544)	11,139	11,139
Total	$8,501	$14,320	$—	$(8,501)	$14,320	$14,320

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$12,338	$(1,893)	$6,226	$(8,328)	$8,343	$(1,893)
Rate lock commitments	2,836	8,754	—	(2,836)	8,754	8,754
Forward Sales Contracts	2,180	624	—	(2,180)	624	624
Total	$17,354	$7,485	$6,226	$(13,344)	$17,721	$7,485

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

December 31, 2023
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$25,740	Discount rate	0.0% - 8.0%	(1)	2.6%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.7%

Derivative assets and liabilities:
Forward Sales Contracts	$1,259	$20,304	Counterparty credit risk	N/A		N/A
Rate lock commitments	$9,604	$1,023	Counterparty credit risk	N/A		N/A

December 31, 2022
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$8,343	Discount rate	4.0% - 11.8%	(1)	5.1%
			Probability of meeting earnout and contingencies	75.0% - 100.0%	(1)	98.9%

Derivative assets and liabilities:
Forward Sales Contracts	$11,139	$624	Counterparty credit risk	N/A		N/A
Rate lock commitments	$3,181	$8,754	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of December 31, 2023 and December 31, 2022 was based on the acquired business’ projected future financial performance, including revenues.

Valuation Processes – Level 3 Measurements
Both the rate lock commitments to borrowers and the Forward Sales Contracts to investors are derivatives and, accordingly, are marked to fair value on the accompanying consolidated statements of operations. The fair value of Newmark’s rate lock commitments to borrowers and loans held for sale and the related input levels includes, as applicable:
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

The fair value of Newmark’s rate lock commitments and Forward Sales Contracts is adjusted to reflect the risk that the agreement will not be fulfilled. Newmark’s exposure to nonperformance in rate lock and Forward Sales Contracts is represented by the contractual amount of those instruments. Given the credit quality of Newmark’s counterparties, the short duration of rate lock commitments and Forward Sales Contracts, and Newmark’s historical experience with the agreements, management does not believe the risk of nonperformance by Newmark’s counterparties to be significant.

The fair value of Newmark’s contingent consideration is based on the discount rate of the Company’s calculated-average cost of capital, as well as the probability of acquirees meeting earnout targets.

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of December 31, 2023 and 2022, the present value of expected payments related to Newmark’s contingent consideration was $25.7 million and $8.3 million, respectively (see Note 28 — “Commitments and Contingencies”). As of December 31, 2023 and 2022, the undiscounted value of the payments, assuming that all contingencies are met, would be $35.9 million and $30.9 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $4.9 million and $8.7 million, which was included in “Other assets” on the accompanying consolidated balance sheets as of December 31, 2023 and 2022, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(24)    Related Party Transactions

(a)Service Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor. Allocated expenses were $27.2 million, $28.5 million and $23.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. These expenses are included as part of “Fees to related parties” on the accompanying consolidated statements of operations.

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

As of December 31, 2023 and December 31, 2022, the aggregate balance of employee loans was $651.2 million and $500.8 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the years ended December 31, 2023, 2022 and 2021 was $92.9 million, $84.1 million and $79.4 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying consolidated statements of operations.

(c)Transactions with Cantor Commercial Real Estate, L.P.

As of January 1, 2021 Newmark ended its revenue-share agreement with CCRE. Newmark did not make any payments under this agreement to CCRE during the years ended December 31, 2023, 2022 and 2021.

Newmark did not purchase any primary servicing rights during the years ended December 31, 2023 and 2022. Newmark also services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $2.7 million. $3.6 million and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, which were included as part of “Management services, servicing fee and other” on the accompanying consolidated statements of operations.

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

Transactions with Executive Officers and Directors

Howard W. Lutnick, Executive Chairman

In connection with the Corporate Conversion, on May 18, 2023, Mr. Lutnick’s 1,474,930 BGC Holdings HDUs were redeemed for a cash capital account payment of $9.1 million, $7.0 million of which was paid by Newmark, with the remainder paid by BGC. The $7.0 million HDU liability was included in “Accrued Compensation” on the accompanying consolidated balance sheets as of December 31, 2022, and related to services provided by Mr. Lutnick to Newmark prior to the Spin-Off. Newmark recorded the related compensation expense and took the compensation tax deductions in prior years.

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

On December 21, 2021, Mr. Lutnick elected to redeem all of his 193,530 currently exchangeable Newmark PPSUs for a cash payment of $1,465,873. In addition, upon the Compensation Committee’s approval of the monetization of Mr. Gosin’s remaining non-exchangeable Newmark PPSUs and a number of Mr. Gosin’s non-exchangeable PSUs on December 21, 2021, Mr. Lutnick (i) elected to redeem 188,883 non-exchangeable Newmark PPSUs for a cash payment of $1,954,728, and 127,799 non-exchangeable Newmark NPPSUs for a cash payment of $1,284,376, both for which he previously waived, but now accepted under the Company’s Standing Policy for Mr. Lutnick; and (ii) received the right to monetize, and accepted the monetization right of, his remaining 122,201 non-exchangeable Newmark NPPSUs for a cash payment of $1,228,124, under such Standing Policy.

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

Barry M. Gosin, Chief Executive Officer

On February 10, 2023, Mr. Gosin entered into an amended and restated employment agreement with Newmark OpCo and Newmark Holdings. In connection with the employment agreement, the Compensation Committee approved (i) for a term through at least 2024, with the term running through 2025, an annual cash bonus of $1,500,000; (ii) an upfront advance award of four tranches of 1,145,475 Newmark NPSUs each (calculated by dividing $10,000,000 by the Company’s stock price of $8.73 on February 10, 2023) attributable to each year of the term and (iii) the continued ability to receive discretionary bonuses, if any, subject to approval of the Compensation Committee. In accordance with his employment agreement, Mr. Gosin’s non-exchangeable NPSUs award has the following features: (i) 25% of such non-exchangeable NPSUs shall convert into non-exchangeable PSUs, with the first 25% installment effective as of April 1, 2023 and the remaining three 25% installments effective as of December 31 of 2023 through 2025, as adjusted upwards by dividing such number of NPSUs by the then-current exchange ratio upon the applicable December 31, provided that, as of each applicable December 31: (x) Newmark, inclusive of its affiliates, earns, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable award of PSUs is to be granted and (y) Mr. Gosin is still performing substantial services exclusively for Newmark or an affiliate, has not given notice of termination of his services except for circumstances set forth in Mr. Gosin’s employment agreement, and has not breached his obligations under the Newmark Holdings limited partnership agreement; and (ii) such PSUs as converted from NPSUs shall become exchangeable in ratable portions beginning December 31, 2023 and ending December 31, 2029, in accordance with the terms and conditions as set forth in Mr. Gosin’s employment agreement. A copy of the employment agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023 and is described in detail therein.

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

Michael J. Rispoli, Chief Financial Officer

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

In connection with signing the employment agreement on September 29, 2022, Mr. Rispoli received immediate exchangeability on 25% of his then currently held 88,079 non-exchangeable PSUs and 87,049 non-exchangeable PPSUs (such 25% totaled 23,560 PPSUs with a value of $283,527 and 20,221 PSUs), and will receive monetization rights on another 25% of such units held as of September 29, 2022, split pro rata into one-fifth (1/5) increments, on or as soon as practicable after October 1 of each of 2023-2027, to the extent such units had not previously been given monetization rights, with each monetization contingent upon Mr. Rispoli performing substantial services exclusively for us or any affiliate, remaining a partner in Newmark Holdings, and complying with the terms of his employment agreement and any of his obligations to Newmark Holdings, us or any affiliate through such dates.

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

Stephen M. Merkel, Chief Legal Officer

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

On June 28, 2021, the Compensation Committee approved the following for Mr. Michael Rispoli, the Company’s Chief Financial Officer: (i) the exchange of 23,124 exchangeable Newmark Holdings PSUs into 21,744 shares of Class A common stock of Newmark based on the then-current Exchange Ratio of 0.9403 and $208,407 associated with Mr. Rispoli’s exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes; (ii) 6,000 non-exchangeable Newmark Holdings PSUs were redeemed and an aggregate of 5,642 restricted shares of Newmark were issued to Mr. Rispoli based upon the then-current Exchange Ratio of 0.9403, and $52,309 associated with Mr. Rispoli’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes; (iii) the conversion of 5,846.07 non-exchangeable Newmark Holdings PSUs with H-Rights into 5,846 non-exchangeable Newmark Holdings HDUs and the redemption of such HDUs, less any taxes and withholdings in excess of $60,750, paid in the form of Nasdaq shares issued at $177.11 per share (which was the Nasdaq closing price as of June 28, 2021), and $60,750 associated with Mr. Rispoli’s PPSUs with H-Rights was redeemed and used for tax purposes; (iv) the exchange of 36,985 exchangeable BGC Holdings PSUs into 36,985 shares of Class A common stock of BGC, and $134,573 associated with Mr. Rispoli’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; and (v) the issuance of 383 shares of Class A common stock of Newmark.

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

Investment in CF Real Estate Finance Holdings, L.P.
Contemporaneously with the acquisition of Berkeley Point, on September 8, 2017, Newmark invested $100.0 million in a newly formed commercial real estate-related financial and investment business, Real Estate LP, which is controlled and managed by Cantor. Real Estate LP may conduct activities in any real estate related business or asset backed securities related business or any extensions thereof and ancillary activities thereto. As of December 31, 2022, Newmark’s investment was accounted for under the equity method (see Note 7 — “Investments”). Newmark held a redemption option in which Real Estate LP would redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time.

In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27.2% ownership interest in Real Estate LP and amend the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. On July 1, 2023, Newmark exercised its redemption option and received payment of $105.5 million from Cantor during the year ended December 31, 2023, terminating Newmark’s interest in Real Estate LP.

(d)Other Related Party Transactions

Payables to related parties were $6.6 million and $9.7 million as of December 31, 2023 and December 31, 2022, respectively.

For a detailed discussion about Newmark’s Payables to related parties, see Note 1 — “Organization and Basis of Presentation,” Note 2 — “Limited Partnership Interests in Newmark and BGC Holdings” and Note 19 — “Debt.”

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

On December 20, 2023, the Company drew $130.0 million of Newmark Revolving Loans available under the Cantor Credit Agreement. The Company used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the remaining balance under the Credit Facility.

As part of the Knotel acquisition, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

On June 28, 2021, the Audit Committee authorized Newmark to hire a son of its Executive Chairman as a full-time employee of its Knotel business with an annual base salary of $125,000 and an annual discretionary bonus of up to 30% of base salary. The arrangement includes a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him. In June 2022, the Audit Committee approved ordinary course compensation adjustments and expense, travel and housing reimbursement for him in accordance with standard Company policies up to $250,000 in total compensation without further Committee review.

In January 2022, Cantor entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark. The deal was a six-month sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, Cantor paid all operating and tax expenses attributable to the lease. The sublease was amended to provide for a rate of $81,600 per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. In June 2023, the sublease was extended three months to September 30, 2023. As of December 31, 2023 the sublease has been terminated. Newmark received $0.7 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively.

Transactions with CF&Co

On June 18, 2018 and September 26, 2018, Newmark entered into transactions related to the monetization of the Nasdaq shares that Newmark was scheduled to receive in 2019 through 2022 (see Note 1 — “Organization and Basis of Presentation”). Newmark paid $4.0 million in fees for services provided by CF&Co related to these monetization transactions. There were no related fees paid for the years ended December 31, 2023, 2022, and 2021.

On March 28, 2019, Newmark filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of Newmark’s 6.125% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or may be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any of our affiliates, has any obligation to make a market in Newmark’s securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. Newmark does not receive any proceeds from market-making activities in these securities by CF&Co (or any of its affiliates). This registration statement expired in March 2022. On March 25, 2022, Newmark filed a new registration statement on Form S-3 to replace the one that was expiring. The 6.125% Senior Notes to which this registration statement on Form S-3 related matured on November 15, 2023.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9231 as of December 31, 2023. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

As of December 31, 2023 there were 53,168 Founding Partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

Acquisition of Spring11 Ownership Interest from Cantor

In February 2023, Newmark’s subsidiary, Newmark S11, entered into an equity purchase agreement with CFS11, a subsidiary of Cantor, pursuant to which Newmark acquired CFS11’s 33.78% ownership interest in Newmark S11 LP, LLC, the joint venture that owns a controlling interest in Spring11, for a total purchase price of $11,530,598. CFS11’s 33.78% ownership in Newmark S11 LP, LLC was 25.62% of Spring11’s economic interest. The transaction, which also included Newmark S11 buying the remaining noncontrolling interests from other third-party owners on substantially the same terms, resulted in Newmark S11 owning 100% of Spring11. The CFS11 transaction was approved by the Audit Committee.

Master Repurchase Agreement

On August 2, 2021, Newmark OpCo entered into a Master Repurchase Agreement with CF Secured, pursuant to which Newmark could seek, from time-to-time, to execute short-term secured financing transactions. The Company, under this agreement, could seek to sell securities, in this case common shares of Nasdaq, owned by the Company, to CF Secured, and agreed to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest. Pursuant to this agreement, as of December 31, 2021 the Company had 866,791 Nasdaq shares pledged in the amount of $182.0 million, against which Newmark received $140.0 million. Amounts of $140.0 million repaid to CF Secured and the $106.7 million loaned from CF Secured are included in “Repurchase agreements and securities loaned” on the accompanying consolidated statements of cash flows for the years ended December 31, 2022 and 2021, respectively. There were no repurchase agreements and securities loaned in the consolidated statements of cash flows for the year ended December 31, 2023.

Services Agreement with Cantor Fitzgerald Europe for the Provision of Real Estate Investment Banking Services

On February 21, 2024, the Audit Committee of the Company authorized NHL, a subsidiary of Newmark, to enter into an agreement with CFE pursuant to which CFE will employ and support an individual to enhance Newmark’s capital markets platform by providing real estate investment banking services for the benefit of Newmark’s client. Under this agreement, NHL will reimburse CFE for the individual’s fully allocated costs, plus a mark-up of seven percent (7%) and CFE will be entitled to ten percent (10%) of revenues generated by such individual on behalf of Newmark. In addition, the Audit Committee of the Company authorized NHL to include additional individuals to perform such services on substantially the same terms; provided that, in any case, the mark-up charged for such additional individuals is between 3.0% and 7.5%, depending on the level of support required for such individuals.

(25)    Income Taxes

The accompanying consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of its U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of Newmark’s entities are taxed as U.S. partnerships and are subject to UBT in New York City, Connecticut and other jurisdictions. Therefore, the tax liability or benefit related to the partnership income or loss, except for UBT, rests with the partners (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for a discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes. The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. federal	$28,317	$38,954	$93,368
U.S. state and local	11,634	21,394	28,392
Foreign	3,881	1,044	258
UBT	2,466	5,161	2,291
Total	$46,298	$66,553	$124,309
Deferred:
U.S. federal	(2,592)	(18,165)	81,645
U.S. state and local	(2,074)	(5,974)	34,675
Foreign	(91)	(131)	(38)
UBT	(438)	(229)	2,367
Total	$(5,195)	$(24,499)	$118,649
Provision for income taxes	$41,103	$42,054	$242,958

Newmark had pre-tax income of $103.5 million, $154.6 million and $1,221.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Newmark had pre-tax income/(loss) from foreign operations of $(8.4) million, $(37.5) million and $4.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Differences between Newmark’s actual income tax expense and the amount calculated utilizing the U.S. federal statutory rates were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Tax expense at federal statutory rate	$21,728	$32,467	$256,430
Non-controlling interest	(5,909)	(11,054)	(57,269)
Incremental impact of foreign taxes compared to the federal rate	(2,127)	(270)	(557)
Other permanent differences	(1)	(5,270)	850
U.S. state and local taxes, net of U.S. federal benefit	5,872	4,258	58,866
New York City UBT	1,041	1,045	4,658
Section 162(m) compensation deduction limitation	5,806	1,519	9,227
Revaluation of deferred taxes related to ownership changes	2,752	5,641	(26,159)
Other rate change	(1,408)	(594)	5,249
Valuation allowance	6,881	9,985	5,920
Prior year true ups	7,439	3,232	(6,408)
Other	(971)	1,095	(7,849)
Provision for income tax	$41,103	$42,054	$242,958

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

Significant components of Newmark’s deferred tax asset and liability consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax asset
Basis difference of investments	$42,734	$43,122
Deferred compensation	125,304	116,934
Other deferred and accrued expenses	15,944	13,846
Net operating loss and credit carry-forwards	22,379	16,126
Total deferred tax asset	206,361	$190,028
Valuation Allowance	(25,385)	(18,504)
Deferred tax asset, net of allowance	180,976	$171,524
Deferred tax liability
Depreciation and amortization	77,469	76,835
Other	3,278	—
Deferred tax liability(1)	80,747	$76,835
Net deferred tax asset	$100,229	$94,689
(1)Before netting within tax jurisdictions.

Newmark has NOLs in non-U.S. jurisdictions of an approximate tax effected value of $21.9 million, of which $12.1 million has an indefinite life. The rest of $9.8 million primarily consists of the Canada NOL which has a 20 year life. Management assesses the available positive and negative evidence to determine whether existing deferred tax assets will be realized. Accordingly, a total valuation allowance of $25.4 million has been recorded against the deferred tax assets, primarily related to certain NOLs in non-U.S. jurisdictions as it is more likely than not to be realized. Newmark’s deferred tax asset and liability are included on the accompanying consolidated balance sheets as components of “Other assets” and “Other liabilities” respectively.

The Company files income tax returns in the United States federal jurisdiction and various states, local and foreign jurisdictions. The Company is currently open to examination by tax authorities in United States federal, state and local jurisdictions and certain non-U.S. jurisdictions for tax years beginning 2020, 2018 and 2020, respectively.

The Company has elected to treat taxes associated with the Global Intangible Low-Taxed Income (GILTI) provision using the Period Cost Method and thus has not recorded deferred taxes for basis differences under this regime as of December 31, 2023.

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.

A reconciliation of the beginning to the ending amounts of gross unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

Balance, January 1, 2021	$208
Decreases related to a lapse of applicable statute of limitations	(208)
Balance, December 31, 2021	$—
Balance, December 31, 2022	—
Balance, December 31, 2023	$—

As of December 31, 2023 and 2022, Newmark did not have any unrecognized tax benefits which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying consolidated statements of operations. As of December 31, 2023 and 2022, Newmark did not accrue any unrecognized tax benefits related interest and penalties.

(26)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable and accrued expenses	$266,486	$208,168

Outside broker payable	70,569	82,002
Payroll taxes payable	106,247	92,247
Corporate taxes payable	11,851	22,864
Derivative liability	21,327	9,378
Right-of-use liabilities	107,084	96,860
Contingent consideration	—	65
Total	$583,564	$511,584

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued compensation	$112,528	$95,770
Payroll and other taxes payable	59,277	59,380
Financial guarantee liability	28,551	27,729
Deferred rent	6,381	5,040
Contingent consideration	25,740	8,278
Other	9,264	—
Total	$241,741	$196,197

(27)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Equity Plan was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 400.0 million shares were registered on Forms S-8 as of December 31, 2023. As of December 31, 2023, awards with respect to 95.8 million shares had been granted and 304.2 million shares were available for future awards under the Equity Plan. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The Exchange Ratio is the number of shares of Newmark Common Stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9231 as of December 31, 2023.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by Newmark employees were redeemed or exchanged, in each case, for shares of BGC Class A common stock.

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Issuance of common stock and exchangeability expenses	85,918	92,308	312,718
Limited partnership units amortization	14,267	8,322	(28,351)
RSU amortization	24,620	21,807	16,795
Total compensation expense	124,805	122,437	301,162
Allocations of net income to limited partnership units and FPUs (1)	14,942	15,875	55,183
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$139,747	$138,312	$356,345
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Holdings Units	BGC Holdings Units
Balance, January 1, 2022	18,419,613	8,663,930
Issued	15,402,041	25,032
Redeemed/exchanged units	(2,934,984)	(3,169,063)
Forfeited units/other	(198,716)	(60,511)
Balance, December 31, 2022(1)	30,687,954	5,459,388
Issued	16,092,841	1,506
Redeemed/exchanged units	(3,676,057)	(5,459,895)
Forfeited units/other	(727,772)	(999)
December 31, 2023 (2)	42,376,966	—

Total exchangeable units outstanding(1):
December 31, 2022	7,861,359	2,654,749
December 31, 2023 (2)	12,189,148	—
(1)The Limited Partnership Units table above also includes partnership units issued as consideration for acquisitions. As of December 31, 2023, there were 3.1 million such partnership units in Newmark Holdings outstanding, of which 1.5 million units were exchangeable. As of December 31, 2022, there were 3.9 million such partnership units in Newmark Holdings outstanding, of which 1.5 million units were exchangeable, and 4.8 million such partnership units in BGC Holdings outstanding, of which 2.5 million were exchangeable.
(2)As of December 31, 2023, the total Limited Partnership Units included 2.0 million Newmark Preferred Units.

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
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current Exchange Ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Year Ended December 31,
	2023	2022	2021
BGC Holdings Units	127,960	142,194	13,803,080
Newmark Holdings Units	11,232,651	9,234,602	36,378,049
Total	11,360,611	9,376,796	50,181,129

Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings (prior to the Corporate Conversion) limited partnership units to Newmark employees is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Issuance of common stock and exchangeability expenses	$85,918	$97,031	$317,281

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	December 31, 2023	December 31, 2022
Notional Value	$158,594	$144,045
Estimated fair value of the post-termination payout(1)	$54,950	$42,706
Outstanding limited partnership units in Newmark Holdings	16,704,405	14,277,213
Outstanding limited partnership units in Newmark Holdings - unvested	4,856,908	2,155,668
Outstanding limited partnership units in BGC Holdings	—	44,928
(1)Included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to seven years from the grant date. Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Limited partnership units amortization	$14,267	$8,322	$(28,351)

The grant of exchange rights of HDUs to Newmark employees are as follows (in thousands):

	December 31, 2023	December 31, 2022
Notional Value	$1,254	$8,189
Estimated fair value of limited partnership units (1)	$1,135	$8,065
(1)Included in “Other long-term liabilities” on the accompanying consolidated balance sheets.

During the year ended December 31, 2023, there was no compensation expense related to these limited partnership units held by Newmark employees.

During the years ended December 31, 2022 and 2021, there was $(4.7) million and $(4.6) million of compensation expense (benefit), respectively, related to these limited partnership units held by Newmark employees.

During the years ended December 31, 2023, 2022 and 2021, Newmark employees were granted 4.5 million, 4.4 million and 3.7 million N Units, respectively. These units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income while they remain unvested. Upon vesting, which occurs if certain thresholds are met, the N Units are subsequently converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant. During the years ended December 31, 2023 and 2022, 11.6 million and 11.8 million N Units, respectively, were converted into distribution earning limited partnership units.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2022	10,721,457	$8.30	$89,025	4.96	5,375	$3.85	$21	1.16
Granted	3,350,516	12.15	40,710		4,191	4.28	18
Settled units (delivered shares)	(2,464,570)	8.33	(20,526)		(2,638)	3.69	(10)
Forfeited units	(343,541)	10.11	(3,474)		—	—	—
Balance, December 31, 2022	11,263,862	$9.39	$105,735	4.75	6,928	$4.17	$29	1.62
Granted	4,192,685	6.82	28,594		—	—	—
Settled units (delivered shares)	(2,708,902)	9.03	(24,461)		(2,045)	4.05	(8)
Forfeited units	(614,540)	9.14	(5,617)		—	—	—
Balance, December 31, 2023	12,133,105	$8.59	$104,251	4.01	4,883	$4.22	$21	0.87
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
RSU amortization	$24,620	$21,807	$16,795

As of December 31, 2023, there was $67.9 million total unrecognized compensation expense related to unvested Newmark RSUs.

(28)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

The following table summarizes certain of Newmark’s contractual obligations at December 31, 2023 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$840,201	$136,958	$267,694	$227,764	$207,785
Warehouse facilities(2)	498,631	498,631	—	—	—
Debt(3)	550,000	—	550,000	—	—
Interest on debt(4)	1,305	—	1,305	—	—
Interest on warehouse facilities(5)	1,740	1,740	—	—	—
Total	$1,891,877	$637,329	$818,999	$227,764	$207,785
(1)Operating leases are related to rental payments under various non-cancelable leases principally for office space.
(2)Warehouse facilities are collateralized by $528.9 million of loans held for sale, at fair value (see Note 18 – “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises” which loans were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance of and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities.
(3)Debt reflects long-term borrowings of $550.0 million which include $420.0 million outstanding under the Delayed Draw Term Loan and $130.0 million outstanding under the Cantor Credit Agreement. The carrying amount of long-term debt was approximately $547.3 million in the aggregate, which includes $417.3 million under the Delayed Draw Term Loan and $130.0 million under the Cantor Credit Agreement. (See Note 19 – “Debt”).

(4)Reflects interest on the $550.0 million of long-term debt, which includes $420.0 million outstanding under the Delayed Draw Term Loan and $130.0 million outstanding under the Cantor Credit Agreement from December 31, 2023 through the refinancing of those amounts on January 12, 2024 with the proceeds of the 7.500% Senior Notes. See Note 29 - “Subsequent Events.”
(5)Interest on the warehouse facilities collateralized by U.S. Government Sponsored Enterprises was projected by using the one-month SOFR rate plus their respective additional basis points, primarily 130 basis points above SOFR and 115 basis points above SOFR, applied to their respective outstanding balances as of December 31, 2023, through their respective maturity dates. Their respective maturity dates range from June 2024 to October 2024, while one line has an open maturity date. The notional amount of these committed and uncommitted warehouse facilities was $3.0 billion at December 31, 2023. See Note 18 – “Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

As of December 31, 2023 and December 31, 2022, Newmark was committed to fund approximately $0.4 billion and $0.3 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions
Newmark completed acquisitions from 2019 through 2023 with contingent cash consideration of $25.7 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s consolidated balance sheets.

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

(29)    Subsequent Events

On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. The notes are general senior unsecured obligations of Newmark. The 7.500% Senior Notes were offered and sold in a private offering exempt from the registration requirements under the Securities Act. Customary registration rights were provided to purchasers of the 7.500% Senior Notes. The Company received net proceeds from the offering of the 7.500% Senior Notes of approximately $594.7 million after deducting the initial purchasers’ discounts and estimated offering expenses. The notes bear interest at a rate of 7.500% per year, payable in cash on January 12 and July 12 of each year, commencing July 12, 2024. The 7.500% Senior Notes will mature on January 12, 2029. The Company used the net proceeds to repay all of the $420.0 million then-outstanding under its Delayed Draw Term Loan Credit Agreement. Additional net proceeds were used to repay $130.0 million of outstanding revolving debt, under the Cantor Credit Agreement.

On February 21, 2024, Newmark declared a qualified quarterly dividend of $0.03 per share payable on March 22, 2024 to Class A and Class B common stockholders of record as of March 8, 2024. The ex-dividend date will be March 7, 2024.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Executive Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Executive Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of December 31, 2023. Based on that evaluation, the Executive Chairman and the Chief Financial Officer concluded that Newmark Group, Inc’s disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Executive Chairman and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based upon criteria set forth in the Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.

Based on the results of our 2023 evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. We reviewed the results of management’s assessment with our Audit Committee.

Management has excluded the acquisition of Gerald Eve, which did not have a material effect on our financial condition, results of operations or cash flows in 2023. However, we do anticipate that this acquisition will be included in management’s assessment of internal control over financial reporting and our audit of internal controls over financial reporting for 2024. Gerald Eve is included in our 2023 consolidated financial statements and constituted 4.34% and 7.87% of total and net assets, respectively, as of December 31, 2023 and 3.71% of revenues for the year then ended.

Such report expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

Changes in Internal Control over Financial Reporting
During the year ended December 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the quarter ended December 31, 2023, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under “Election of Directors,” “Information About Our Executive Officers,” and “Code of Ethics and Whistleblower Procedures” in the definitive Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) is hereby incorporated by reference in response to this Item 10. We anticipate that we will file the 2024 Proxy Statement with the SEC on or before May 1, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Information” and “Compensation Committee Interlocks and Insider Participation” in the 2024 Proxy Statement is hereby incorporated by reference in response to this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information as of December 31, 2023” in the 2024 Proxy Statement is hereby incorporated by reference in response to this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under “Certain Relationships and Related Transactions, and Director Independence” and “Independence of Directors” in the 2024 Proxy Statement is hereby incorporated by reference in response to this Item 13.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under “Independent Registered Public Accounting Firm Fees” and “Audit Committee’s Pre-Approval Policies and Procedures” in the 2024 Proxy Statement is hereby incorporated by reference in response to this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. The consolidated financial statements required to be filed in this Annual Report on Form 10-K are included in Part II, Item 8 hereof.

(a) (3) The Exhibit Index set forth below is incorporated by reference in response to this Item 15.

The following exhibits are filed as part of this Annual Report on Form 10-K as required by Regulation S-K. The exhibits designated by an dagger (†) are management contracts and compensatory plans and arrangements required to be filed as exhibits to this Annual Report on Form 10-K. Certain schedules and exhibits designated by one asterisk (*) have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. Certain schedules and exhibits designated by two asterisks (**) have annexes, schedules and/or exhibits that have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. Newmark agrees to furnish a supplemental copy of any omitted attachment to the SEC on a confidential basis upon request.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1**
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

4.2
Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

4.3
Second Supplemental Indenture, dated as of January 12, 2024, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2024)

4.4	Form of Newmark Group, Inc. 7.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2024)

10.1†
Employment Agreement, dated February 10, 2023, by and among Barry Gosin, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2023)

10.2**
Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.3
Amendment, dated as of March 10, 2023, to the Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on March 14, 2023)

10.4
Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.5
Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.6
Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.7
Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.8
Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.9
Administrative Services Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.10
Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.11
Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.12
Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.13†
Change of Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.14†
Retention Bonus Agreement by and between Howard W. Lutnick and Newmark Group, Inc. dated as of December 28, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021)

10.15†
Employment Agreement, dated September 29, 2022, by and among Michael Rispoli, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2022)

10.16†
Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)

10.17†	Newmark Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.18†	Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.19†	Newmark Holdings, L.P. Participation Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.20
Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.21
Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P.(incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.22
First Amendment, dated December 20, 2023, to the Credit Agreement, dated as of November 30, 2018, by and between Newmark Group, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2023)

10.23
Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.24
First Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.25
Master Repurchase Agreement, dated August 2, 2021, by and between Newmark Partners, L.P. and CF Secured LLC (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.26
Amended and Restated Credit Agreement, dated as of March 10, 2022, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2022)

10.27*
Delayed Draw Term Loan Agreement, dated as of August 10, 2023, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2023)

10.28
Consent Letter, dated December 20, 2023, related to the Delayed Draw Term Loan Agreement, dated as of August 10, 2023, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2023)

10.29
Registration Rights Agreement, dated as of January 12, 2024, between Newmark Group, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2024)

21.1	List of subsidiaries of Newmark Group, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy of Newmark Group, Inc.

101
The following materials from Newmark Group, Inc.’s Annual Report on Form 10-K for the period ended December 31, 2023 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the iXBRL document

104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL (included in Exhibit 101)

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of February, 2024.

Newmark Group, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant, Newmark Group, Inc., in the capacities and on the date indicated.

Signature	Capacity in Which Signed	Date

/s/ Howard W. Lutnick Howard W. Lutnick	Executive Chairman (Principal Executive Officer)	February 29, 2024

/s/ Barry Gosin Barry Gosin	Chief Executive Officer	February 29, 2024

/s/ Michael J. Rispoli Michael J. Rispoli	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024

/s/ Virginia S. Bauer Virginia S. Bauer	Director	February 29, 2024

/s/ Kenneth A. McIntyre Kenneth A. McIntyre	Director	February 29, 2024

/s/ Jay Itzkowitz Jay Itzkowitz	Director	February 29, 2024