Form 10-K/A
period 2023-12-31
NEWMARK GROUP, INC.
filed 2024-04-26
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES E XCHANGE ACT OF 1934
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
Indicate the number of shares outstanding of each of the re
g
istrant’s
classes
of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2024
Class A Common Stock, par value $0.01 per share	154,181,554 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

Auditor Name: Ernst & Young, LLP	Auditor Location: New York, New York	PCAOB ID Number: 42

Newmark Group, Inc.

2023 FORM 10-K/A ANNUAL REPORT

EXPLANATORY NOTE
Throughout this document Newmark Group, Inc. is referred to as “Newmark,”
and
, together with its subsidiaries, as the “Company,” “we,” “us,” or “our.”
On February 29, 2024, Newmark filed its Annual Report on Form

10-K

for the fiscal year ended December 31, 2023 (the “Original Form

10-K”).

Certain Part III information was omitted from the Original Form

10-K

in reliance on General Instruction G(3) to Form

10-K.

General Instruction G(3) to Form

10-K

provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission (the “SEC”) within 120 days after the end of the fiscal year. The Company does not anticipate that its definitive proxy statement involving the election of directors in connection with its 2024 annual meeting of stockholders will be filed by April 29, 2024

(i.e., within 120 days after the end of the Company’s 2023 fiscal year). Accordingly, this Amendment No. 1 (this “Amendment”) hereby amends and restates Part III, Items 10 through 14 of the Original Form

10-K

as set forth below. The information included herein as required by Part III, Items 10 through 14 of the Original Form

10-K

is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2024 annual meeting of stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form

10-K.
This Amendment also restates Item 15 of Part IV of the Original Form

10-K.

In addition, as required by Rule

12b-15

under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
No other amendments are being made hereby to the Original Form

10-K.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form

10-K

with the SEC on February 29, 2024, and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form

10-K.

Terms used but not defined herein have the meanings given to them in the Original Form

10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors is currently composed of four members. Information with respect to our directors is set forth below.

INFORMATION ABOUT OUR DIRECTORS

Name	Age	Director Since	Biographies
Howard W. Lutnick	62	2017	Mr. Lutnick is our Executive Chairman and has served as our principal executive officer since 2016. Mr. Lutnick also serves as the Chairman of our Board of Directors. Mr. Lutnick is the Chairman of the board of directors and Chief Executive Officer of BGC Group, Inc., a leading global brokerage and financial technology company, positions in which he has served BGC Group, Inc. or its predecessor BGC Partners, Inc. since 1999. Mr. Lutnick joined Cantor Fitzgerald, L.P. (“Cantor”) in 1983 and has served as President and Chief Executive Officer of Cantor since 1992 and Chairman since 1996. Mr. Lutnick also served as President of Cantor from 1991 until 2017. In addition, Mr. Lutnick also holds offices at and provides services to various other affiliates of Cantor and provides services to our and BGC Group, Inc.’s operating partnerships and subsidiaries, including BGC Partners, L.P. (“BGC U.S. OpCo”), BGC Global Holdings, L.P. (“BGC Global OpCo”), and Newmark Partners, L.P. (“Newmark OpCo”). In addition, Mr. Lutnick is the Chief Executive Officer, President, sole shareholder and a director of CF Group Management, Inc. (“CFGM”), the managing general partner of Cantor. Mr. Lutnick has also been a director of Satellogic, Inc. (“Satellogic”), the only non-affiliate of ours for which Mr. Lutnick serves as director, since January 2022. Mr. Lutnick is a member of the board of directors of the Horace Mann School, the board of directors of the National September 11 Memorial & Museum, and the board of directors of the Partnership for New York City. In addition, Mr. Lutnick also served as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp., a special purpose acquisition company (“SPAC”), from October 2015 until consummation of its business combination with GCM Grosvenor, Inc. (“GCM Grosvenor”), in November 2020; as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. II, a SPAC, from September 2019 until consummation of its business combination with View, Inc. in March 2021; as the Chairman and Chief Executive Officer of CF Finance Acquisition Corp. III from March 2016 until consummation of its business combination with AEye, Inc., in August 2021; as the Chairman and Chief Executive Officer of CF Acquisition Corp. V from April 2020 until consummation of its business combination with Satellogic, the only non-affiliate of ours for which Mr. Lutnick serves as a director, in January 2022; as the Chairman and Chief Executive Officer of CF Acquisition Corp. VI from April 2020 until consummation of its business combination with Rumble Inc. in September 2022; and as the Chairman and Chief Executive Officer of CF Acquisition Corp. VIII from July 2020 until consummation of its business combination with XBP Europe, Inc. in November 2023. Currently, Mr. Lutnick has served as the Chairman and Chief Executive Officer of CF Acquisition Corp. VII, a SPAC, since July 2020. Additionally, Mr. Lutnick has served as Chairman and Chief Executive Officer of Cantor Fitzgerald Income Trust, Inc. (formerly known as Rodin Global Property Trust, Inc.), a non-traded real estate investment trust, or REIT, since February 2017. Mr. Lutnick received an undergraduate degree from Haverford College.

Name	Age	Director Since	Biographies
Virginia S. Bauer	67	2018	Ms. Bauer has been a director of our Company since June 2018. From 2010 to 2022, Ms. Bauer served as Chief Executive Officer of GTBM, Inc., a security technology company that develops and markets proprietary software solutions, where she currently serves as an advisor. Prior thereto, Ms. Bauer served as Senior Vice President of Covenant House International from 2009 to 2010, as the Secretary of Commerce for the State of New Jersey from 2004 to 2008, and as Director of the New Jersey Lottery Commission from 2003 to 2004. In addition, Ms. Bauer has served on the board of directors of the New Jersey Economic Development Authority since January 2020, on the Foundation Board of Monmouth Medical Center since 2009 and on the board of directors of the National September 11 Memorial & Museum since 2008. She previously served on the Board of Commissioners of The Port Authority of New York and New Jersey from 2008 to 2012 and on the Advisory Board of the Lower Manhattan Development Corporation from 2001 to 2004.

Name	Age	Director Since	Biographies
Jay Itzkowitz	64	2022	Mr. Itzkowitz has been a director of our Company since August 2022. Mr. Itzkowitz is an experienced real estate and mergers and acquisitions attorney. Since 2016, Mr. Itzkowitz has been the Executive Vice President and General Counsel of S.D. Malkin Properties, a Connecticut-based real estate investment firm. Mr. Itzkowitz holds senior positions in affiliates of S.D. Malkin Properties, including Value Retail PLC, the London-based owner and operator of large-scale premium shopping villages in Europe and China, and NY Hockey Holdings, the holding company of the New York Islanders and UBS Arena. From 2013 to 2016, Mr. Itzkowitz served as Senior Vice President and General Counsel for Los Angeles-based Anuvu Operations LLC (formerly Global Eagle Entertainment Inc.). From 2004 to 2014, Mr. Itzkowitz served as a Senior Managing Director of Cantor and affiliated entities. Prior to joining Cantor, Mr. Itzkowitz practiced law at Hogan Lovells (formerly Hogan & Hartson L.L.P.) and was Head of Mergers & Acquisitions for Vivendi Universal S.A. in New York and Paris. From 1992 to 2002, Mr. Itzkowitz held senior legal positions at The News Corporation Limited and its affiliate Fox Entertainment Group in Los Angeles, London, and New York. Prior to joining News Corporation, Mr. Itzkowitz practiced law at the firm of Paul, Weiss, Rifkind, Wharton & Garrison, LLP. In addition, Mr. Itzkowitz currently serves on the Board of Pininfarina S.p.A., a Milan Stock Exchange-listed automotive design firm. Mr. Itzkowitz graduated from Rutgers University School of Law and Harvard College.

Name	Age	Director Since	Biographies
Kenneth A. McIntyre	63	2020	Mr. McIntyre has been a director of our Company since January 2020. Mr. McIntyre has over 25 years of experience in the commercial real estate industry. Since February 2020, Mr. McIntyre has been the Chief Executive Officer of the Real Estate Executive Council (“REEC”), having served as a founding member of the board of directors of the organization since 2003. REEC is a preeminent trade association in the U.S. for minority commercial real estate professionals. Since 2012, Mr. McIntyre has been the Founder and Managing Principal of PassPort Real Estate, LLC, a New York-based consulting firm focused on advising developers and institutions on commercial real estate deals and platform structuring. His clients have included the Real Estate Associate Program (Project REAP), a non-profit that is focused on increasing the diversity of talent in the commercial real estate industry, where he served as the Executive Director, and The Port Authority of New York and New Jersey, where he served as Executive Advisor to the Office of Diversity & Inclusion. Mr. McIntyre was a Senior Vice President and Head of Commercial Real Estate at Hudson City Savings Bank from May 2014 to May 2016. Prior to joining Hudson City Saving Bank, Mr. McIntyre was a Managing Director in MetLife’s Real Estate Investments Group with various responsibilities across both the debt and equity portfolios, including Head of Equity Acquisitions; Head of Strategic Initiatives; Head of Real Estate Capital Markets; and Head of Commercial Mortgage Production and Pricing. Prior to joining MetLife, Mr. McIntyre held senior origination and relationship management roles at KeyBank, GE Capital Real Estate, UBS and Chase. Since March 2021, Mr. McIntyre has served on the Board of Trustees of Acadia Realty Trust. In addition, he is a member of The Real Estate Roundtable, where he serves on the Equity, Diversity and Inclusion Committee. Mr. McIntyre is also a Member of the Board of Governors for the Real Estate Board of New York and serves on the boards of directors of the National Jazz Museum of Harlem and the Yorkville Youth Athletic Association.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are appointed annually by and serve at the discretion of our Board. In addition to Mr. Lutnick, who serves as Chairman of our Board and our principal executive officer, our executive officers, their respective ages and positions, and certain other information with respect to each of them are as follows:

Barry M. Gosin, 73, has served as our Chief Executive Officer since 1979 and a principal since 1978. Mr. Gosin guides our national and global expansion initiatives and oversees all facets of our day-to-day operations. Mr. Gosin spearheaded our merger with BGC and has since led our acquisition and hiring efforts and increased our annual revenues by over 10 times. An active industry and community leader, Mr. Gosin serves as a member of the board of directors of the Partnership for New York City, Trustee of the Citizens Budget Commission, and Trustee of Pace University.

Michael J. Rispoli, 52, has served as our Chief Financial Officer since 2012. As head of the finance and accounting departments, Mr. Rispoli steers our financial activities, with a focus on managing risk and monitoring cash flow. His responsibilities include financial planning and forecasting, accounting, financial reporting, financial due diligence, investor relations, and analysis and integration of acquisitions. Mr. Rispoli also provides services to our operating partnership and subsidiaries. Prior to joining Newmark, Mr. Rispoli was the Chief Financial Officer of Grubb & Ellis from August 2010 to April 2012 and had served in various capacities with such firm since May 2007. Mr. Rispoli served as executive director and corporate controller at Conexant Systems, Inc. from 2000 to 2007. Mr. Rispoli began his career at PricewaterhouseCoopers as manager of business assurance. Mr. Rispoli is a licensed CPA in the State of New Jersey (inactive).

Stephen M. Merkel, 65, has been our Executive Vice President, Chief Legal Officer and Assistant Corporate Secretary since January 2019 and was our Corporate Secretary from December 2017 to January 2019. Mr. Merkel has been Executive Managing Director, General Counsel and Secretary of Cantor since December 2000 and was Senior Vice President, General Counsel and Secretary of Cantor from May 1993 to December 2000. He joined Cantor in 1993 and oversees all legal and compliance functions. Mr. Merkel has been Executive Vice President and General Counsel of BGC since September 2001 and was its Senior Vice President, General Counsel and Secretary from June 1999 to September 2001. Mr. Merkel was BGC’s Secretary from June 1999 to January 2019. Mr. Merkel also holds offices at and provides services to various operating partnerships and subsidiaries of Newmark and affiliates of Cantor and provides services to our operating partnerships and subsidiaries, including BGC U.S. OpCo, BGC Global OpCo and Newmark OpCo. Mr. Merkel also served as the Executive Vice President, General Counsel and Secretary of CF Finance Acquisition Corp., from October 2015 until consummation of its business combination with GCM Grosvenor in November 2020. Prior to joining Cantor, Mr. Merkel was Vice President and Assistant General Counsel at Goldman Sachs & Co. from February 1990 to May 1993. From September 1985 to January 1990, Mr. Merkel was an associate with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison. Mr. Merkel is a founding member of the board of directors of the Wholesale Markets Brokers’ Association, Americas. Mr. Merkel graduated with a B.A. magna cum laude from the University of Pennsylvania and received his law degree from the University of Michigan School of Law.

CORPORATE GOVERNANCE

Independence of Directors

Our Board has determined that each of Ms. Bauer and Messrs. McIntyre and Itzkowitz qualifies as an “independent director” in accordance with the published listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”). The Nasdaq independence definition consists of a series of objective tests, including that the director is not an officer or employee of ours and has not engaged in various types of business dealings with us. In addition, as further required by Nasdaq rules, our Board has made a subjective determination with respect to each independent director that no relationships exist which, in the opinion of our Board, would interfere with the exercise of independent judgment by each such director in carrying out the responsibilities of a director. In making these determinations, our Board has reviewed and discussed information provided by the individual directors and us with regard to each director’s business and personal activities as they may relate to us and our management, including participation on any boards of other organizations in which other members of our Board are members. In evaluating Ms. Bauer’s independence, the Board took into consideration her service on the board of directors of the National September 11 Memorial & Museum since 2008, an organization where Mr. Lutnick also is a member of the board of directors, as well as the fact that Ms. Bauer’s husband was employed by an affiliate of Cantor and subsequent to his death on September 11, 2001, her family received the payments and health care coverage distributed to all affected victims from The Cantor Fitzgerald Relief Fund. In evaluating Mr. McIntyre’s independence, the Board took into consideration his service as an independent director at a public company for which the Company provides an immaterial amount of ordinary course real estate services. In evaluating Mr. Itzkowitz’s independence, the Board took into consideration his prior employment by a Cantor affiliate and his prior partnership interest in Cantor, which ended in 2014.

Meetings and Committees of Our Board of Directors

Our Board held 14 meetings during the year ended December 31, 2023. In addition to meetings, our Board and its committees reviewed and acted upon matters by unanimous written consent from time to time. During 2023, each independent director attended 100% of the total number of meetings of the Board and the committees of which he or she was a member.

Audit Committee

Our Audit Committee consists of Ms. Bauer and Messrs. McIntyre and Itzkowitz with Mr. McIntyre serving as Chair of the Audit Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq and under special standards established by the SEC for members of audit committees, and each member of the Committee has been determined by our Board to meet the qualifications of an “audit committee financial expert” in accordance with SEC rules. The Committee operates pursuant to an Audit Committee Charter, which is available at www.nmrk.com/esg/governance under the heading “Audit Committee Charter” or upon written request from us free of charge.

Our Audit Committee selects our independent registered public accounting firm, consults with our auditors and with management with regard to the adequacy of our financial reporting, internal control over financial reporting and the audit process and considers any permitted non-audit services to be performed by our auditors. The Committee also approves all related party transactions, oversees the management of our enterprise risk management program, oversees compliance with our Code of Business Conduct and Ethics (the “Code of Ethics”) and administers our whistleblower policy, including the establishment of procedures with respect to the receipt, retention and treatment of complaints received by us regarding accounting, internal controls and auditing matters, and the anonymous submission by employees of complaints involving questionable accounting or auditing matters (collectively, the “Whistleblower Policy”). The Committee pre-approves all audit services, audit-related services and permitted non-audit services to be performed for us by our auditors, subject to certain minimum exceptions set forth in our Audit Committee Charter. The Committee held 17 meetings during the year ended December 31, 2023.

During 2023, our Audit Committee approved the appointment of Ernst & Young LLP (“Ernst & Young”) as our auditors for the year ending December 31, 2023. Ernst & Young was also approved to perform reviews of each of our quarterly financial reports for the year ending December 31, 2023, and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Audit Committee will pre-approve audit services, internal control-related services and permitted non-audit services to be performed for us by Ernst & Young, as set forth in the Audit Committee Charter.

Compensation Committee

Our Board of Directors has a Compensation Committee. The Committee consists of Ms. Bauer and Messrs. Itzkowitz and McIntyre, with Ms. Bauer serving as Chair of the Committee. Each member of the Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The Committee is responsible for reviewing and approving all compensation arrangements for our executive officers and for administering the Newmark Holdings, L.P. Participation Plan, which we refer to as the “Participation Plan,” our Long-Term Incentive Plan, which we refer to as the “Equity Plan” and our Incentive Bonus Compensation Plan, which we refer to as our “Incentive Plan” (together with the Equity Plan and the Participation Plan, the “Newmark Compensation Plans”). The Committee operates pursuant to a Compensation Committee Charter, which is available at www.nmrk.com/esg/governance under the heading “Compensation Committee Charter,” or upon written request from us free of charge. The Committee held 14 meetings during the year ended December 31, 2023.

ESG Committee

Our Board of Directors also has an Environmental, Social and Governance (“ESG”) Committee, which was formed in November 2020. The members of the ESG Committee are currently Ms. Bauer and Mr. McIntyre, both of whom are independent directors. Mr. McIntyre is the Chair of the ESG Committee. Each member of the ESG Committee qualifies as “independent” in accordance with the published listing requirements of Nasdaq. The ESG Committee is responsible for working with management to review ESG initiatives and procedures appropriate to the Company, to provide periodic review of ESG practices and policies, to review management’s current ESG strategy to ensure the Company engages in appropriate practices and technologies and to otherwise make recommendations on these matters to the full Board. The ESG Committee operates pursuant to an ESG Committee Charter, which is available at www.nmrk.com/esg/governance under the heading “Environmental, Social and Governance Committee Charter,” or upon written request from us free of charge. The Committee held six meetings during the year ended December 31, 2023.

Nominating Process

All directors participate in the consideration of director nominees recommended for selection by a majority of the independent directors as defined by the published listing requirements of Nasdaq. Accordingly, our Board does not have a separate nominating committee or committee performing similar functions and does not have a nominating committee charter. The Board believes that such participation of all directors is appropriate given the size of our Board and the level of participation of all of our independent directors in the nomination process. The Board will also consider qualified director candidates identified by a member of senior management or by a stockholder. However, it is our general policy to re-nominate qualified incumbent directors and, absent special circumstances, the Board will not consider other candidates when a qualified incumbent consents to stand for re-election. A stockholder wishing to submit a recommendation for a director candidate should follow the instructions set forth herein under the section below entitled “Communications with Our Board of Directors.”

Qualification Criteria and Diversity

Our Board considers the following minimum criteria when reviewing a director nominee: director candidates must (1) have the highest character and integrity, (2) be free of any conflict of interest which would violate applicable laws or regulations or interfere with the proper performance of the responsibilities of a director, (3) possess substantial and significant experience which would be of particular importance in the performance of the duties of a director, (4) have sufficient time available to devote to our affairs in order to carry out the responsibilities of a director and (5) have the capacity and desire to represent the best interests of our stockholders. In addition, the Board considers as one factor among many the diversity of Board candidates, which may include diversity of gender, age and ethnicity. See “—Environmental, Social and Governance Policies and Practices (ESG / Sustainability)—Board Diversity Matrix.” The Board also considers diversity of skills and experience as well as geographic background. Our Board screens candidates, does reference checks and conducts interviews, as appropriate. Our Board does not evaluate nominees for director any differently because the nominee is or is not recommended by a stockholder.

With respect to qualifications of the members of the Board, the Board generally values the broad business experience and independent business judgment in the financial, real estate or other fields of each member. Specifically, Ms. Bauer is qualified based on her depth of experience in both the technology and government sectors, Mr. Itzkowitz is qualified based on his experience as a mergers and acquisitions attorney in the real estate and media industries and his general business experience, and Mr. McIntyre is qualified based on his extensive experience in the commercial real estate industry and general business experience. Each of Ms. Bauer and Messrs. McIntyre and Itzkowitz is additionally qualified as a result of his or her status as an “audit committee financial expert.”

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

We believe that we and our stockholders are best served by having Mr. Lutnick serve as Chairman of the Board and as our Executive Chairman and principal executive officer. Mr. Lutnick’s role as Executive Chairman, which combines his roles of Chairman of the Board and principal executive officer, promotes unified leadership and direction for our Board of Directors and executive management, and it allows for a single, clear focus for the chain of command to execute our strategic initiatives and business plans. Mr. Lutnick may be referred to as “Chairman” or “Executive Chairman” interchangeably. Mr. Gosin, who serves as our Chief Executive Officer, and who is not a director, has industry-leading experience in our markets and provides strong leadership in strategic initiatives, acquisitions, and the recruitment of industry-leading professionals and key business leaders, as well as oversees the day-to-day management of the business. Our strong and independent Board members effectively oversee our management and provide vigorous oversight of our business and affairs and any proposed related party transactions. Our Board is composed of active and effective directors, a majority of whom are independent. Three of our four directors meet the independence qualifications in accordance with the published listing requirements of Nasdaq and the SEC and our Board’s standards for determining director independence. Mr. Lutnick is the only member of executive management who is also a director. We believe that requiring that the Chairman of the Board be an independent director is not necessary to ensure that our Board provides independent and effective oversight of our business and affairs. Such oversight is maintained through the composition of our Board, the strong leadership of our independent directors and Board committees and our highly effective corporate governance structures and processes.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines that provide the framework for the governance of the Company. The Corporate Governance Guidelines address, among other things, the composition and structure of the Board, including membership criteria, independence standards and limits on other directorships, duties and responsibilities of directors, meeting procedures, committees of the Board, executive officer leadership development and stockholder engagement, including with respect to ESG matters. The Board reviews these principles and other aspects of governance annually. The Corporate Governance Guidelines are available at www.nmrk.com/esg/governance under the heading “Corporate Governance Policies and Practices” or upon written request from the Company free of charge.

Executive Sessions

In order to comply with Nasdaq rules, the Board has resolved that it will continue to schedule and/or provide opportunities during at least two meetings per year in which the independent directors will meet without the presence of Mr. Lutnick.

Annual Meetings

The Corporate Governance Guidelines provide that each member of the Board is expected to attend Annual Meetings of Stockholders of the Company. At the 2023 Annual Meeting, held on October 5, 2023, all of the Company’s directors were in attendance.

Communications with Our Board of Directors

Stockholders may contact any member of our Board, including to recommend a candidate for director, by addressing their correspondence to the director, c/o Newmark Group, Inc., 125 Park Avenue, New York, New York 10017, Attention: Corporate Secretary. Our Corporate Secretary will forward all such correspondence to the named director.

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

Our Board and the Audit Committee receive periodic reports regarding the Company’s cybersecurity and information security risks from the Chief Information Security Officer (“CISO”) and the Chief Information Officer (“CIO”). Material events and updates related to such risks are reported to the full Board and Audit Committee annually and on an ad hoc basis where warranted, including based on the level of materiality of any cybersecurity incidents as determined by the incident reporting and escalation process led by our CISO and CIO. Our processes are regularly evaluated by internal and external experts, and the results of those reviews are reported to senior management and, where appropriate, the Board and Audit Committee.

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

Succession Planning

From time to time, the Board discusses succession planning, including our consideration of succession strategy, the impact of any potential absence due to illness or leave of certain key executive officers or employees, as well as competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC (which term refers to BGC Partners, Inc. (“BGC Partners”) and its consolidated subsidiaries prior to July 1, 2023, and to BGC Group, Inc. (“BGC Group”) and its consolidated subsidiaries from July 1, 2023), and various other ventures and investments sponsored by Cantor. Our Board also discusses from time to time, as part of its succession planning, engagement and encouragement of future business leaders and the process of introducing directors to leaders in our business lines. The Board may also discuss short-term succession in the event that certain of the senior executive officers should, on an interim or unexpected basis, become temporarily unable to fulfill their duties. The Board also considers hiring, promotion and retention of leaders required for the changing business landscape and to lead future business lines and may also encourage current leaders to develop expertise in additional areas or business lines. At the business and departmental levels, managers discuss and identify potential talent, opportunities for employee growth, successors, and future leaders.

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

Our Board-level ESG Committee provides oversight with respect to our ESG policies and practices. The ESG Committee charter may be found on our website at www.nmrk.com/esg/governance under the heading “Environmental, Social and Governance Committee Charter.” With the Board’s and the ESG Committee’s oversight, we are embedding social and human capital, employment, environmental, sustainability, charitable and corporate governance policies and practices into our corporate strategy, compensation, disclosure, and goals to maintain and advance long-term value for our investors.

Newmark supports sustainable business practices and is focused on taking the steps necessary to continue developing our sustainability program internally and further develop the sustainability-related services we offer our clients. In 2023, we retained a nationally certified women-owned firm to assist our leadership in this endeavor. We also established an ESG Executive Committee, comprised of key Company executives and other senior leaders, to provide direction for Newmark’s ESG and sustainability progress and initiatives. Their results include:

•	The publication of our first Corporate Responsibility Report in 2023;

•	Prioritization of industry-relevant ESG topics to guide our actions, informed by management, market, employee and investor interests and ESG standards;

•	Engagement on ESG topics to meet business and client objectives; and

•	Recognition as a Green Lease Leader from the Department of Energy and Institute for Market Transformation for sustainability and green lease guidance used internally and shared with clients

For more information about these topics, new and evolving initiatives and specific examples of policies and practices, see our website at www.nmrk.com/esg and “—Additional ESG / Sustainability Information” below. Unless the context indicates otherwise, references in this ESG and sustainability section to our “employees” include our professionals who are independent contractors.

Our Fundamental Values

Newmark is an organization built on strong values, employee engagement and ownership. At our core we are committed to our employees by providing them with an opportunity to participate in our success. We believe that by cultivating a dynamic mix of people and ideas, we enrich the performance of our businesses, the experiences of our increasingly diverse employee base, and the level of engagement in the communities in which we operate. We value hard work, innovation, superior client service, strong ethics and governance and equal opportunities. Further, philanthropy is woven into our corporate culture. We believe these values foster sustainable, profitable growth. We strive to be exemplary corporate citizens and honor high ethical principles in our interactions with other businesses, our employees and the communities in which we live and work. We take corporate social responsibility and sustainability seriously: we want to contribute to the common good.

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

Attracting and Retaining the Best Talent

Our success depends on our ability to attract and retain talented, productive and skilled employees to transact with our clients in a challenging and regulated environment that is experiencing ever-increasing competition for talent. We are investing in creating a diverse, inclusive and incentivized work environment where our people can deliver their best work every day. In 2021 and in 2024, we were named by GlobeSt.com as one of commercial real estate’s “Best Places to Work.” Newmark was ranked #1 on LinkedIn’s 2022 “Top Companies in Real Estate” list, which ranks the top 25 companies at which to grow a career in the industry.

Flexible, Safe and Empowering Work Environment

We recognize that the health and well-being of our employees is fundamentally linked to the success of our organization. Our employees receive safety awareness training via Newmark’s online safety training platform, providing access to over 1,000 courses across three safety catalogs. We are committed to a culture built around the evolving needs of our talented workforce promoting flexibility, empowerment, and most importantly safety. As part of this commitment, we proudly offer a comprehensive benefits package crafted to enhance our culture and support the success of our employees, both at work and home. To facilitate the retention of our employees, we provide additional benefits, including a 401(k) match.

Performance-Based and Highly Retentive Compensation Structure

Virtually all our key executives and producers have equity or partnership stakes in the Company and/or its subsidiaries. Generally, they receive deferred equity, limited partnership units or restricted stock units (“RSUs”) as part of their compensation. As of March 31, 2024, our employees and independent contractors, partners, executive officers and directors owned approximately 28% of our equity. See the organizational chart under the heading “Item 1, Business — Our Organizational Structure” in the Original Form 10-K for more information. We issue limited partnership units and other forms of equity-based compensation, such as RSUs, which:

•	Provide liquidity to our partners and employees over time;

•	Align the interests of our partners and employees and management with those of common stockholders;

•	Help motivate and retain key partners and employees; and

•	Encourage a collaborative culture that drives cross-selling and growth.

The non-exchangeable partnership units held by our partners are subject to forfeiture (such as if the non-compete, confidentiality or non-solicit provisions of the Newmark Holdings limited partnership agreement are violated), and unvested RSUs are subject to service conditions that must be met in order for them to vest into shares of Newmark common stock. In addition, any partnership amounts paid following termination of service generally are paid over a number of years to ensure compliance with post-termination partner obligations. This compensation structure has proven to be highly retentive and since 2015, we have retained 94% of our top-performing producers.

We also enter into various agreements with certain of our employees and partners. Many of these individuals receive loans that may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units or from the proceeds of the sales of their Newmark Class A common stock, or that may be forgiven over a period of time. These loans provide incentives and promote entrepreneurship, retention and long-term engagement.

Compensation Recovery/ Clawback Policy

The Company has adopted a compensation recovery policy (“Clawback Policy”) for its executive officers effective as of December 1, 2023, with retroactive applicability to October 2, 2023. The Clawback Policy applies to compensation received by the Company’s executive officers that results from the attainment of a financial reporting measure based on or derived from financial information (“Incentive-Based Compensation”). The Clawback Policy provides for recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The Clawback Policy applies to Incentive-Based Compensation and not to compensation that is purely discretionary or based on subjective goals or goals unrelated to financial reporting measures.

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

Talent remains at the core of who we are as a company, and we remain committed to having a culture built around inclusion, equality and developing a diverse workforce. We are helping to shape future leaders from a wide variety of backgrounds. We actively participate in various initiatives, including the following:

•

The Network of Women (NOW), which supports the recruitment, development, and retention of women across our organization and offers tools to help our members make new professional contacts, find mentors and develop their careers, with the goal of advancing our businesses and reputation;

•	Sponsorship of the Summer Enrichment and Analyst Development Programs run by Artemis Real Estate Partners, a female-owned financial firm with a strong track record in fostering diversity;

•

The Pace Bridge Program, which provides training in commercial real estate fundamentals and related skills through a Newmark leadership speaker series and is administered by Project Destined, an education platform with deep experience in training underserved youth;

•	The National Minority Supplier Diversity Council to incorporate the organization’s 15,000 certified minority suppliers into our supplier bid process;

•	Girl Scouts’ Gender Parity Initiative: Fair Play, Equal Pay®; and

•	Other programs that aim to create educational and career opportunities for under-served groups, including, but not limited to:

•	National Association for Industrial and Office Parks Young Professionals Group (SoCal chapter)

•	TEAK Fellowship

•	Professional Women in Construction

•	Apex for Youth

•	USC McMorrow Neighborhood Academic Initiative

•	HFS Chicago Scholars

We further participate in job fairs and job boards that are focused on reaching a diverse applicant pool.

Employee Engagement, Communication, Management and Leadership Training and Development

We invest in our employees’ long-term development and engagement by delivering training and development programs and a culture where our people can thrive and maximize their potential. This includes “Newmark Next Generation,” a program designed to recruit and develop junior sales professionals in our brokerage business. We require mandatory annual training in workplace respect and inclusion, anti-money laundering, and anti-crime, global sanctions, ethics, cyber-security and harassment among other topics. We also provide or support periodic job-specific and other developmental training and support for our employees so they can maximize their potential, as well as tuition reimbursement programs to eligible employees.

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

Our success depends on employees understanding how their work and engagement contribute to our strategy, culture, values and regulatory environment. We use various channels to facilitate open and direct communication, including internal calls and meetings with employees, training and policy updates, and our social outings and events.

Our Environmental Focus, Workplace Strategies and Sustainable Business Practices

We are focused on the environment and recognize the importance of treating our natural resources with the greatest respect, so that they are available to future generations. Building operations have a significant impact on the environment, and as technology continues to place greater demands on building systems for power and cooling, energy consumption is expected to continue to rise at an unsustainable rate. As one of the largest global commercial real estate service providers, we believe it is our responsibility to improve energy efficiency and reduce energy consumption to protect the environment through continuous improvement of building practices. We understand that sustainable buildings provide a better work environment, increase building efficiency, and reduce the environmental impact of building operations, and recognize that this requires continuous improvement in our own spaces and increasingly sophisticated support for our clients.

As a responsible business, we are acutely aware of climate change and other major issues affecting the environment. We also understand the impact commercial real estate can have on the health of the environment. That is why we encourage sustainable building practices and, in our global corporate services business and property management assignments, recommend strategies to clients to maximize energy efficiency, recycle materials and limit waste. These goals apply to Newmark’s offices as well as to the work we do for our clients, whether in selecting a location, building out space or managing an asset. Newmark’s property, facilities and energy/sustainability management teams work internally and with clients to reduce energy demand and carbon emissions. Newmark is increasingly collecting and measuring environmental data and this data is used to build client strategies around energy efficiency and renewable energy supply initiatives.

We are taking steps to minimize the environmental impact and carbon footprint of our corporate offices. We have updated our site selection guidelines to prioritize more energy efficient and sustainably managed spaces. We also updated our energy efficiency policy, our interior fit-out standards and our waste reduction policy. We continue to explore strategies for reducing our greenhouse gas emissions, increasing use of renewable energy, conserving water, and reducing waste. Newmark is working with the owners and property management teams that oversee the buildings we occupy to collect accurate and actionable energy data. As this data becomes more available, Newmark plans to implement energy efficiency initiatives where possible that will help lower our overall carbon footprint. We are also investigating the purchase of renewable energy supply where possible in deregulated energy markets. For all newly leased space for Newmark, we generally consider green lease options and strive to build and operate a sustainable workplace. Newmark occupies over a dozen buildings that are Leadership in Energy and Environmental Design (LEED) Certified and over 30 that are Energy Star Certified. For example, our New York City Headquarters at 125 Park Ave. is in a building that has received U.S. Green Building Council LEED Gold Certification and is also Energy Star Certified.

Environmental Policy and Energy and Sustainable Service Reference Guide

We have a policy with respect to the responsible environmental management of our operations. We are creating a baseline to understand and minimize the impact that our business has on the environment and are actively searching for ways to reduce our footprint. We are pursuing traditional, as well as new and innovative, methods to achieve our goals.

Further information on our policy can be found on our website at www.nmrk.com/esg/environmental under the heading “Environmental Policy.”

Energy and sustainability are growing areas of focus for our clients and client services. Since 2017, Newmark’s Energy and Sustainability Services team has led energy management initiatives for Newmark clients. The team partners with clients to help identify, develop and manage green building investments, pursue Energy Star certifications, manage their greenhouse gas emissions inventory, and establish long-term energy conservation measures to help meet their corporate decarbonization and net zero emissions goals. The team utilizes a cloud-based Energy Intelligence Platform that empowers clients with access to their utility data, offers facility utility bill payment services and manages third-party procurement contracts, which it integrates with Energy Star reporting. To support our services, we have also developed an Energy and Sustainability Services Reference Guide, available at www.nmrk.com/storage-nmrk/uploads/documents/Newmark-Energy-and-Sustainability-Services-Guide_2023.pdf, which assists clients and property teams in reducing the environmental impact of property operations, maintenance and construction associated with real estate assets.

For more information about our policies and these initiatives and services provided to clients and within our own facilities as they evolve, please refer to our website at www.nmrk.com/esg and www.nmrk.com/industry/energy.

Business Continuity and Resiliency

We have begun implementing sustainability policies and practices to protect the continuity of our business and operations to maintain and advance value for stockholders and other stakeholders. These policies and practices include disaster recovery and crisis management protocols to minimize the impact of health emergencies and natural or other disasters on our operations. We maintain concurrent data centers in the United States and internationally, providing backup of our computer systems and capacity for our employees to work remotely during crises. These policies and practices enabled our employees to maintain a high level of performance while working in offices or remotely during the COVID-19 pandemic and other global events in compliance with relevant rules and regulations in applicable jurisdictions, and in preservation of the health, safety and welfare of our workforce.

Charitable Policies and Practices

Never has our commitment to our people and others been so evident as in our corporate giving and charitable work. Honoring the events of September 11, 2001, the Company currently matches 100% of individual employee donations to The Cantor Fitzgerald Relief Fund made in September of each year up to $5,000 per individual employee. Employees have the option of designating a bona-fide charity as the beneficiary of the donation and the match. In 2023, Newmark announced that it would match 100% of employee, broker and client donations up to $1 million to The Cantor Fitzgerald Relief Fund to support direct relief efforts in Israel. Additional charitable initiatives are in effect from time to time.

We are a leading sponsor of the Homeless Assistance Fund, a collective public-private initiative launched in 2022, led by the Partnership for New York City, to provide services and mental health resources to unsheltered New Yorkers. The Homeless Assistance Fund partners with Breaking Ground, a homeless outreach and housing nonprofit, to accelerate the connect-to-care process, getting individuals with mental illness into the treatment programs and housing they need. Taking our commitment a step further, Newmark provided office space, 24 hours a day, at its New York City headquarters for the Breaking Ground outreach teams working in the Grand Central/Midtown East area.

Newmark actively encourages our producers, managers and other employees to support the communities in which we live and operate through volunteerism and philanthropy. In 2023, we supported hospitals, universities, food banks and community-based organizations focused on childhood development and education and programs for the disabled, families and the financially disadvantaged. Some of the charities include: American Heart Association, Big Brothers, Big Sisters, Catholic Schools Foundation, Child Mind Institute, Children’s Hospital Boston, Diabetes Research Foundation, Fountain House, Habitat for Humanity, Jewish Community Relations Council, Lincoln Center, Met Museum, Municipal Arts Society, New York Foundation for the Arts, No Kid Hungry, Pace University, Urban Land Institute, WaterAid America, World Central Kitchen, YMCA, and the Youth Renewal Fund.

We actively encourage volunteerism from our people, and we proudly support our clients in their charitable efforts. To encourage our professionals to engage in civic and charitable efforts, we have a matching program for charities that fit within Newmark’s overall charitable mission.

As part of these values in action, we offer a Volunteer Time Off program to support individual employee volunteerism in the communities in which they work and live. All full and part-time regular employees are eligible to utilize one paid workday (whole day or two half-days) each calendar year to volunteer with bona fide charitable organizations of their choice. Participation is growing and as office life normalizes and pandemic measures continue to recede, we will encourage broader use of this benefit and participation by employees in charitable and community service activities within all our office communities.

We also support victims of disasters and sometimes, our volunteers travel to those in need. In January 2019, a group of more than 200 volunteers drawn from The Cantor Fitzgerald Relief Fund, employee volunteers from Newmark and its affiliates and many friends from the New York community and clients from Banco Santander and Scotiabank, traveled to Puerto Rico to aid in its recovery from Hurricanes Irma and Maria. This operation distributed $4 million in $1,000 prepaid cards to thousands of families still suffering from the devastation.

Additional information about our charitable efforts is available at www.nmrk.com/esg/social.

Corporate Governance Policies and Practices

Our commitment to good corporate governance policies and practices is demonstrated by our Corporate Governance Guidelines, our rigorous Code of Ethics, the charters of the Audit, Compensation and ESG Committees of our Board, our Hedging and Pre-Clearance Policy, our Clawback Policy and our other corporate governance policies and practices. Some highlights of our corporate governance policies and practices include the following:

•	Independence of a substantial majority of the members of the Board;

•	Only independent directors serve on each committee;

•	Board-level ESG Committee;

•	Annual independence review of independent outside directors;

•	Diverse array of personal characteristics and professional experience of the Board, consisting of 25% women and 25% persons of color;

•	Audit Committee is chaired by an independent director who is a person of color, and Compensation Committee is chaired by a woman independent director;

•	Annual election of each member of the Board – we do not have a classified (“staggered”) Board;

•	The ability of our Board to require the resignation of a director who fails to obtain a majority vote for election;

•	No stockholder rights plan or other “poison pill” or similar anti-takeover device;

•	A prohibition on personal loans to directors and executive officers;

•	Requirement for directors to inform the Board of changes in their principal job responsibilities;

•	Limits on the service of directors and executive officers on other public company boards;

•	Director orientation and continuing education;

•	Annual self-assessments of the performance of our Board and its committees and individual directors;

•	Prohibitions against trading while in possession of material, non-public information;

•	Prohibitions against hedging;

•	Clawback Policy for Incentive-Based Compensation;
•	Strict procedures and enforcement of our ethical standards and our conflict of interest policies, including our robust Whistleblower Policy – completely confidential and with a whistleblower hotline available 24/7;

•	Annual evaluation of the performance of both our Executive Chairman and Chief Executive Officer;

•	Procedures for establishing and disseminating agendas and materials for meetings of the Board and its committees in advance;

•	Periodic executive sessions of independent directors;

•	Consideration of factors including diversity of gender, age, ethnicity, skills, experience and geographic background in considering director candidates;

•	Strict ethical and other criteria for membership on the Board;

•	Detailed processes and review of all related party transactions and required approval by independent directors;

•	Access of the Board and its committees to management and to retain outside independent advisors;

•	Diversified mix of cash and short and long-term equity awards designed to be highly retentive and risk-appropriate, and to align the interests of our executive officers with those of our stockholders;

•	Executive officers holding much of their personal net worth in our and our affiliates’ equity;

•	Robust annual review and oversight of Code of Ethics responses;

•	Succession planning and management development of executive officers and potential senior managers having significant responsibility for business areas;

•	Annual stockholder say-on-pay votes;

•	Annual ratification of the appointment of our independent registered public accounting firm; and

•	Annual review of our corporate governance policies and practices

Board Diversity Matrix

The table below provides certain highlights of the composition of our Board members as of April 26, 2024. Each of the categories listed in the below table has the meaning as it is used in Nasdaq Listing Rule 5605(f).

Board Size:
Total Number of Directors	4

Gender:	Male	Female	Non-Binary	Gender Undisclosed
Number of directors based on gender identity	3	1	—	—
Number of directors who identify in any of the categories below
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

Employees submitting an Accounting Complaint need not provide their names or other personal information and reasonable efforts will be used to conduct the investigation that follows from an Accounting Complaint from an employee in a manner that protects the confidentiality and anonymity of the employee submitting the Accounting Complaint.

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

Compliance and Anti-Financial Crime Policy

We are committed globally to our policy regarding anti-money laundering and anti-financial crime, including anti-bribery and corruption, counter-terrorism financing and anti-fraud. We are committed to compliance and training regarding all relevant laws, rules, and regulations designed to combat bribery and corruption, including, but not limited to, the UK Bribery Act of 2010 and the U.S. Foreign Corrupt Practices Act of 1977, as amended. Further information on this policy can be found on our website at www.nmrk.com/esg/governance under the heading “Compliance and Anti-Financial Crime Policy and Corruption.”

In addition, our Code of Ethics provides that we will not enter into a business relationship or engage in an activity if we know or have reasonable grounds to suspect that a business relationship or activity is connected with or facilitates bribery or corruption. It is the responsibility of each person covered under the Code of Ethics to comply with applicable anti-bribery and corruption laws. Persons covered under the Code of Ethics are required to report any suspicions of bribery or corruption to the Compliance Officer or, as appropriate, to the Audit Committee or the Board, or in accordance with our Whistleblower Policy. For more information on our Code of Ethics and Whistleblower Policy, see the section entitled “Code of Ethics and Whistleblower Procedures.”

Global Anti-Bribery and Corruption Policy

In 2021, we implemented a specific global policy to combat bribery and corruption through a clear set of policies and procedures outlining anti-bribery and corruption standards, procedures and annual employee training. The policy specifically defines Bribery and Corruption and provides for management and Board oversight. Further information on this policy can be found on our website at www.nmrk.com/esg/governance under the heading “Global Anti-Bribery and Corruption Policy.”

Annual Risk Evaluation and Board-Level Risk Oversight

Our Board of Directors meets at least annually with our senior risk officer to review and evaluate our enterprise risk framework, risk management policies and practices, credit and risk mitigation policies and practices, and other related issues.

Focus on Our Internal Control Environment

As described more fully in its charter, the primary function of the Audit Committee is to assist our Board of Directors in its general oversight of the Company’s financial reporting, internal control over financial reporting and audit process. Management is responsible for the preparation, presentation and integrity of the Company’s financial statements; accounting and financial reporting principles; internal control over financial reporting; disclosure controls; and procedures designed to ensure compliance with accounting standards, applicable laws and regulations.

Our overall control environment is a focal point for our management, the Audit Committee and the Board. With this focus and with the oversight of the Audit Committee and the Board, management regularly enhances our overall control environment.

Cybersecurity and Information Security Program

We are committed to combating the global threat of cyberattacks and to securing our business through our information security programs to operate with confidence, through a deep understanding of cybersecurity risks, vulnerabilities, mitigations, and threats. These processes are managed by our cybersecurity team headed by our CISO and supported by our business continuity teams. We conduct periodic internal and external vulnerability audits and assessments and penetration testing and provide periodic cybersecurity training to employees. Further information on these processes can be found on our website at www.nmrk.com/esg/governance under the heading “Cyber-Security and Information Security Program.” Further information on our cybersecurity risk management strategy and the role of our Board and management in cybersecurity matters can be found in “Corporate Governance—The Board’s Role in Risk Oversight” in this Amendment and Part I, Item 1C, Cybersecurity of the Original Form 10-K.

Data Privacy Policy

We have a global data privacy policy applicable to all subsidiaries and business lines. We are committed to conducting our business in line with the right to privacy set forth in the Universal Declaration of Human Rights (Article 12). As such, we are committed to handling personal data responsibly and recognize the privacy rights of persons involved in our business dealings. Our policy provides a mechanism for data subjects to raise concerns about personal data and privacy as well as a right of access to personal information, rights to correct or amend such information and the right to request deletion of such personal information. Further information on this program can be found on our website at www.nmrk.com/esg/governance under the heading “Data Privacy Program.”

Hedging and Pre-Clearance Policy

We have a policy with respect to hedging of equity securities issued by Newmark (collectively, “Company Equity Securities”). In this regard, we prohibit our directors, officers, and employees, including leased employees, brokers and independent contractors, from purchasing financial instruments (including prepaid variable forward contracts, equity swaps, collars, and exchange funds), or otherwise engaging in transactions that are designed to or have the effect of hedging or offsetting any decrease in the market value of Company Equity Securities held by such persons, except with the explicit approval of our Audit Committee or its designees. Additionally, we have a pre-clearance policy and process for trades in Company Equity Securities that all our directors, executive officers, and other designated insiders and employees, including leased employees, brokers and independent contractors must follow. Under this policy, such persons’ trades are subject to pre-clearance through our legal and compliance department. Directors and executive officers are also required to advise management in advance of entering into any SEC Rule 10b5-1 trading plans or similar plans in accordance with applicable law. For avoidance of doubt, Cantor and its affiliated entities or any securities issued by such entities other than the Company are not covered under the hedging restrictions. Further information on this program can be found on our website at www.nmrk.com/esg/governance under the heading “Hedging and Pre-Clearance Policy.”

Additional ESG / Sustainability Information

To learn more about our policies and practices and our continuing efforts related to human capital management, ESG and sustainability matters, please refer to the ESG / sustainability section of our website at www.nmrk.com/esg, our 2022 Corporate Responsibility Report and to our periodic reports filed under the Exchange Act for further information. You may also find our Corporate Governance Guidelines, Code of Business Conduct and Ethics, the charters of the committees of our Board of Directors, Hedging and Pre-Clearance Policy, Environmental Policy, information about our charitable initiatives and other sustainability and ESG policies and practices on our website. The information contained on, or that may be accessed through, our website, is not part of, and not incorporated into, this document.

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

•

Investor meeting, analyst and investor days, and conferences, including nearly 140 investment community interactions in 2022 with equity and fixed income investors, over 170 of such interactions in 2023, and nearly 130 of such interactions in the first three months of 2024. This was in addition to the several hundred people who listened to one or more of our quarterly financial results conference calls.

In each of the above periods, we reached out to institutions who collectively represented the majority of Newmark shares held by active professional investors. Of those who engaged with us, our interactions with them covered topics including industry trends, business trends and strategy, capital allocation, geographic and business line expansion, our recruitment and retention policies, key drivers of our growth, ESG, corporate governance matters, board composition and diversity, our executive compensation program, and ways to enhance our disclosures. We also periodically engage a third-party research firm to conduct anonymous surveys of our top institutional owners and the broader investment community to solicit candid feedback on these and other issues.

We look forward to further expanding our communication with stockholders and will continue to consider their views and perspectives, as appropriate, in making governance decisions and establishing strategic direction for the Company going forward.

DELINQUENT SECTION 16(a) REPORTS

Under the securities laws of the United States, our directors, executive officers and any person holding more than 10% of our Class A common stock, are required to file initial forms of ownership of our Class A common stock and reports of changes in that ownership with the SEC. Based solely on our review of the copies of such forms received by us with respect to 2023 and 2024 through the date hereof, the Company believes that all reports were filed on a timely basis with respect to transactions in 2023 and 2024 through the date hereof, except that Mr. Lutnick filed a Form 4 two days late to report a charitable gift made on July 17, 2023.

CODE OF ETHICS AND

WHISTLEBLOWER PROCEDURES

Our Board of Directors has adopted a Code of Ethics that applies to members of our Board of Directors, our executive officers, other officers and our covered employees globally. The Code of Ethics is publicly available on our website at www.nmrk.com/esg/governance under the heading “Code of Business Conduct and Ethics and Professional Integrity.” If we amend or grant any waiver from a provision of our Code of Ethics that applies to our executive officers, we intend to publicly disclose such amendment or waiver by posting information about such amendment or waiver on our website.

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

HISTORICAL EVENTS AND THEIR IMPACT ON OUR COMPENSATION

Historical Information Regarding Newmark IPO, Separation Transaction and Spin-Off and its Effect on our Compensation

Separation and Spin-Off of the Company

On December 19, 2017, the Company, which had previously been a wholly owned subsidiary of BGC Partners, completed its initial public offering (the “IPO”). Through the following series of transactions prior to and following the completion of the Separation (as defined below) and the IPO, Newmark became a separate publicly traded company. Prior to the closing of the IPO, on December 13, 2017, BGC Partners, BGC Holdings, L.P. (“BGC Holdings”), BGC U.S. OpCo, the Company, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered into the separation and distribution agreement (as amended on November 8, 2018 and amended and restated on November 23, 2018, the “Separation and Distribution Agreement”). Pursuant to the Separation and Distribution Agreement, BGC Partners, BGC Holdings and BGC U.S. OpCo and their respective subsidiaries (other than the Newmark group (defined below), the “BGC group”) transferred to the Company, Newmark Holdings and Newmark OpCo and their respective subsidiaries (the “Newmark group”) the assets and liabilities of the BGC group relating to BGC Partners’ Real Estate Services business (such series of transactions that resulted in the transfer are herein referred to as the “Separation”). For more information on our IPO and transactions and agreements related to the Separation and the IPO, see “Certain Relationships and Related Transactions, and Director Independence—Separation, Initial Public Offering, and Spin-Off.”

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

In connection with our IPO in December 2017, we established the Equity Plan and the Incentive Plan, under which the Compensation Committee may pay compensation in the form of cash, shares of our common stock or other equity awards, to our directors, executive officers or other officers or employees. We also maintain the Participation Plan, under which the Committee may award Newmark Holdings units to our directors, executive officers or other officers or employees.

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

As a result of the Separation, and due to the fact that certain BGC Partners awards granted pursuant to the BGC Partners compensation plans prior to the Separation became, upon the Separation, awards of interests in both BGC Holdings and Newmark Holdings, when we refer generally to partnership units that may be or have been awarded as part of compensation (i.e., NPSUs, PSUs, PPSUs, LPUs and PLPUs), we are referring to such units as may be awarded under the Newmark Compensation Plans, and, prior to BGC’s completion of its Corporate Conversion (as defined below) on July 1, 2023, BGC Partners’ compensation plans. When we refer to specific awards, we are referring to awards under the Newmark Compensation Plans, unless otherwise indicated.

In connection with the Spin-Off, holders of BGC Partners restricted stock awards participated in the distribution as if such holders held unrestricted shares of BGC Partners common stock, and following the Spin-Off, any shares of Newmark common stock issued in respect of restricted BGC Partners common stock remained subject to any vesting, lapse or forfeiture restrictions applicable to the restricted BGC Partners shares prior to the Spin-Off. RSU awards outstanding at the time under the Seventh Amended and Restated BGC Partners, Inc. Long Term Incentive Plan (the “BGC Equity Plan”), which was in effect at the time of the Spin-Off, were adjusted so that each holder of a BGC Partners RSU award continued to hold a BGC RSU award covering BGC Partners Class A common shares, but also received a Newmark RSU award covering Newmark Class A common shares on an “as distributed basis” in order to reflect the impact of the Spin-Off on the pre-Spin-Off BGC Partners RSU awards. Such RSUs generally have the same terms, including vesting terms, as the pre-Spin-Off BGC Partners RSU awards, subject to any adjustments made by the compensation committee of the board of directors of BGC.

Effect of BGC’s July 1, 2023 Corporate Conversion on Executive Compensation

On July 1, 2023, BGC Group, BGC Partners, and BGC Holdings, along with certain other entities completed a series of mergers and related transactions in which BGC Partners converted from an “Up-C” to a “Full C-Corporation” in order to reorganize and simplify the organizational structure of the BGC entities (the “Corporate Conversion”). Upon the closing of the Corporate Conversion, BGC Group became the public holding company for BGC Partners, and BGC Holdings’ successor became a wholly owned subsidiary of BGC Group; accordingly, there are no longer any BGC Holdings units outstanding held by Newmark employees.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by the Newmark employees were redeemed or exchanged, in each case, for shares of BGC Partners Class A common stock or cash.

COMPENSATION DISCUSSION AND ANALYSIS

Background

The following Compensation Discussion and Analysis describes the material elements of our executive compensation program for 2023, including aspects of our executive compensation program which were designed and implemented by the Compensation Committee in March 2024, at which time 2023 year-end compensation decisions with respect to each of our executive officers were reviewed and approved.

Our principal executive officer for 2023 was our Executive Chairman, Howard W. Lutnick, and our principal financial officer for 2023 was our Chief Financial Officer, Michael J. Rispoli. Our other two executive officers for 2023 were Barry M. Gosin and Stephen M. Merkel.

For 2021, 2022 and 2023, the compensation determined and approved by our Compensation Committee for Newmark matters for Messrs. Lutnick, Gosin, Merkel and Rispoli is reflected in full below. In each case compensation includes salary, other cash compensation and non-cash compensation.

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

In determining the compensation of our executive officers, our Compensation Committee considers a variety of factors, both qualitative and quantitative, consistent with our overall goals. Our objectives include a program that reflects the retentive effect of the payment of appropriate compensation for each executive officer, the pay practices of the Company’s peer group and other companies, the Company’s financial performance as a whole and the performance of various business lines, including as compared to peer data, and the Company’s and the executives’ success in meeting corporate objectives including attracting and retaining qualified brokers and other professionals, market position, revenue and profitability and other financial criteria, strategic growth and business positioning and objectives for long-term competitive advantage. While many of our brokers and other professionals are paid commissions, the compensation received by our executive officers is not typically specifically tied to mathematical formula-based performance targets except for certain legacy commission-based arrangements relating to Mr. Gosin. Unless compensation is specifically set forth in an applicable employment agreement, the compensation of our most senior control officers under our program is determined based on a holistic review of all relevant compensation factors by the Compensation Committee with no particular weighting toward any specific metric or other factor. Such compensation factors may also include the ability to respond to extraordinary events and manage the business under changing financial, global, health, environmental and other circumstances. Further, although the vote is advisory and non-binding on the Board, the Compensation Committee considers the results of the “say-on-pay” vote.

We also believe that executive compensation should also reflect achievement of individual managerial objectives established for specific executive officers at the beginning of the fiscal year as well as reflect specific achievements by such individuals over the course of the year, such as development of specific products or customer relationships or executing or integrating specific acquisitions, dispositions and other strategic arrangements. We further believe that specific significant events led by executives, including acquisitions, dispositions and other strategic arrangements, as well as management activities that create significant value and other significant transactions, should also be given significant weight. We believe that the performance of our executives in managing our Company, and in the provision of services to our operating partnerships and subsidiaries, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation.

In designing and implementing our executive compensation program, our Compensation Committee considers our operating and financial objectives, including our risk profile, and the effect that our executive compensation decisions will have on encouraging our executive officers to take an appropriate level of business, operational and market risk consistent with our overall goal of enhancing long-term stockholder value. In particular, the Committee considers those risks identified in our risk factors and the known trends and uncertainties identified in our management discussion and analysis in the Original Form 10-K, and considers how our executive compensation program serves to achieve its operating, financial and other strategic objectives while at the same time mitigating any incentives for executive officers to engage in excessive risk-taking to achieve short-term results that may not be sustainable in the long-term. Although reviewed by the Compensation Committee, our policy is generally that the compensation of our executive officers should not be based on the short-term performance of our Class A common stock, whether favorable or unfavorable, since we believe that the price of our Class A common stock will, in the long-term, reflect our overall performance and, ultimately, our management by our executives. Long-term stock performance is reflected in executive compensation through the grant of various equity and partnership awards as described below.

Our Compensation Committee is aware that certain of our executive officers, including Messrs. Lutnick and Merkel, also receive compensation from our affiliates, including Cantor and BGC, for services rendered to each of them, but the Committee generally does not specifically review the nature or amount of such compensation. Messrs. Lutnick’s and Merkel’s overall compensation from BGC is reviewed and approved by the compensation committee of the board of directors of BGC and not by our Compensation Committee.

None of our executive officers has received any compensation for serving on our Board of Directors or on the board of directors of BGC.

Overview of Compensation and Processes

For 2023, executive compensation was composed of the following principal components: (i) a base salary, which is designed to retain talented executive officers and contribute to motivating, retaining and rewarding individual performance; (ii) an incentive bonus award that is intended to tie financial rewards to the achievement of the Company’s short- or longer-term performance objectives; and (iii) an incentive program that is designed to promote the achievement of short- and long-term performance goals and to align the long-term interests of executive officers with those of stockholders through the grant of awards. In all cases, performance objectives and goals relate to the performance of our executives at the Company and in the provision of services to our operating partnerships and subsidiaries.

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

Our Compensation Committee, with the assistance where appropriate of special project committees and advisors, approves, and recommends to our Board of Directors that it approve the salaries, bonuses and other compensation of our executive officers. In addition, the Committee approves grants to executive officers under and otherwise administers our Incentive Plan, our Equity Plan and our Participation Plan.

From time to time, the Compensation Committee has engaged a compensation consultant in connection with its compensation decisions. With respect to 2023, Korn Ferry (the “Compensation Advisor”) advised the Committee. The Committee retained the Compensation Advisor to provide surveys, information, and other assistance with respect to pay practices and compensation levels at the Company’s peer group and other companies, and the Committee discussed with the Compensation Advisor all compensation arrangements for 2023. For 2023, the Committee and the Compensation Advisor also reviewed additional pay for performance considerations and metrics and other measures including financial measures calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) and non-GAAP financial results, development of strategic customer relationships, changes in margins, investment sales, origination and mortgage broker market share, fees from management services, servicing, and other, catalyst transactions, acquisitions, and strategy and management responsibility, challenges and risk management, international expansion and other specific line items and measures in order to review financial performance and consider compensation awards. The Committee reviewed the Company’s total revenues as a key performance measure for 2023. The Committee and the Compensation Advisor reviewed additional performance metrics for 2024, including strategic hires or retention of key employees in competitive market conditions, the market penetration of the Company’s products and businesses in new geographies or markets, strategic acquisitions, joint ventures, and dispositions, and considered various discretionary factors. The Committee reviewed this data with no particular weighting toward any specific metric or other factor. While the Committee does take into consideration such peer data and percentiles, the Committee does not attempt to benchmark executive compensation against any level, range, or percentile of compensation paid at any other companies, does not apply any specific measures of internal or external pay equity in reaching its conclusions, and does not employ tally sheets, wealth accumulation, or similar tools in its analysis.

The Compensation Committee considered whether the Compensation Advisor had any conflicts of interest in advising the Committee. The Committee considered whether the Compensation Advisor had been providing services of any other nature to the Company; the amount of fees received from the Company by the Compensation Advisor; the policies and procedures adopted by the Compensation Advisor that have been designed to prevent conflicts of interest; whether any business or personal relationships existed between the consultants employed by the Compensation Advisor who worked on Company matters and any member of the Committee; whether any business or personal relationship existed between such consultants and any of our executive officers; and whether the Compensation Advisor or such consultants hold any of our Class A common stock. The Compensation Advisor also provides services to the compensation committee of the board of directors of BGC. Upon evaluating such considerations, the Committee found no conflicts of interest in the Compensation Advisor advising the Committee.

In attempting to strike an appropriate balance, our Compensation Committee seeks to provide executive officers with an appropriately diversified mix of fixed and variable cash and non-cash compensation opportunities, time-based and performance-based awards, and short- and long-term incentives. In particular, our performance-based bonuses under our Incentive Plan focus on a mix of Company-wide and product-specific operating and financial metrics, in some cases based upon our absolute performance and in other cases based upon our performance relative to our peer group or other companies. In addition, the Incentive Plan award opportunities provide for the exercise of considerable negative discretion by the Committee to reduce, but not increase, amounts granted to executive officers under the Incentive Plan, and to take individual as well as corporate performance into account in exercising that discretion. Further, the Committee retains the discretion to pay out any amounts finally awarded under the Incentive Plan in equity or partnership awards, rather than cash, and to include restrictions on vesting, resale and forfeiture in any such equity or partnership awards.

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

We provide long-term incentives to our executive officers through the grants of limited partnership units under the Participation Plan and exchange rights or cash settlement awards in connection with such partnership units and restricted stock and other equity grants under the Equity Plan. In addition, executive officers may receive a portion of their Incentive Plan bonuses in equity or partnership awards, rather than cash, with the number of awards determined by reference to the market price of a share of our Class A common stock on the date that the award is granted or such other date that awards to executive officers are made. Grants under our Equity Plan and our Participation Plan generally have vesting provisions that are time-based, rather than performance-based, although both plans are flexible enough to provide for performance-based awards.

At or around the year-end Compensation Committee meetings, our Executive Chairman, Mr. Lutnick, makes compensation recommendations to the Committee with respect to the other executive officers. Such executive officers are not present at the time of these deliberations. With respect to its determination of the Executive Chairman’s compensation, the Committee considers such information received from the Executive Chairman as it deems necessary or appropriate. The Committee deliberates separately in executive sessions with the Compensation Advisor as to all executive officers other than Mr. Lutnick in the presence of Mr. Lutnick, and separately in executive sessions with the Compensation Advisor as to all executive officers, including Mr. Lutnick, outside of the presence of Mr. Lutnick. The Committee may accept or adjust Mr. Lutnick’s recommendations and makes the sole determination of the compensation of all of our executive officers. In accordance with our Corporate Governance Guidelines, the Committee shall review and evaluate, at least annually, the performance and leadership of Mr. Lutnick as Executive Chairman and Mr. Gosin as Chief Executive Officer. Based upon the results of this evaluation, and input from the Compensation Advisor, the Committee reviews and approves Mr. Lutnick’s and Mr. Gosin’s compensation.

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

Timing of Awards

Equity and partnership awards to executive officers that are in payment of the Incentive Plan or discretionary bonuses are typically granted annually in conjunction with the Compensation Committee’s review of Company performance and individual performance of executive officers, although interim grants may be considered and approved from time to time. The Committee’s annual review generally takes place at year-end meetings, which are generally held in the first quarter of each year, although the reviews may be held at any time and from time to time throughout the year. Grants to executive officers may be made on a mid-year or other basis in the event of business developments, changing compensation requirements or other factors, in the discretion of the Committee.

Our policy in recent years has generally been to award year-end grants to executive officer recipients by the end of the calendar year or in the quarter thereafter, with grants to non-executive employees occurring closer to the end of the first quarter of the following year. Grants, if any, to newly hired employees are effective on the first day of the quarter following the employee’s first day of employment. In addition, from time to time the Company may offer compensation enhancements or modifications to employees that it does not offer to its executive officers.

The exercise price of all exercisable equity-based compensation is set at the closing price of our Class A common stock on the Nasdaq Global Select Market on the date of grant. As discussed above, with respect to limited partnership units and other equity or partnership awards, grants may be made based on a dollar value, with the number of units or shares determined by reference to the market price of our Class A common stock on the date of grant or based on a specified number of awards.

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

Our Participation Plan provides for the grant or sale of Newmark Holdings limited partnership units. The total number of Newmark Holdings limited partnership units issuable under the Participation Plan will be determined from time to time by our Board of Directors, provided that exchange rights or cash settlement awards relating to units may only be granted pursuant to other stock-based awards granted under our Equity Plan. Partnership units in Newmark Holdings (other than NPSUs) are entitled to participate in preferred or quarterly partnership distributions from Newmark Holdings and (other than Preferred Units (as defined below) and NPSUs) are eligible to be made exchangeable for shares of our Class A common stock. We view these incentives as an effective tool in motivating, rewarding and retaining our executive officers.

Our Compensation Committee retains the right to grant a combination of forms of such awards under our Equity Plan and our Participation Plan to executive officers as it considers appropriate or to differentiate among executive officers with respect to different types of awards. The Committee has also granted authority to Mr. Lutnick, our Executive Chairman, and certain other members of our management to grant awards to non-executive officer employees of the Company under the Equity Plan and Participation Plan and to establish sub-plans for such persons.

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

Discretionary and Retentive Partnership Opportunities

To incentivize executive officers and hold them accountable to stockholders, our Compensation Committee uses a variety of highly retentive partnership units issued under the Participation Plan. These partnership awards are granted as a tax-efficient, strongly retentive, and risk-appropriate means to align the interests of the executive officers with those of our long-term stockholders. For executive officers, these grants may include NPSUs, PSUs, and PPSUs, each as described below. The Committee believes that the features of the units, coupled with the discretion of the Committee to grant the right to partnership distributions, exchangeability into shares of Class A common stock of Newmark, and various liquidity opportunities, create a best-in-class form of incentive award for our executives. Until such units are made exchangeable into shares of Class A common stock or exchanged for cash or, in some cases, made exchangeable into another partnership unit with a capital account such as an HDU, at the discretion of the Committee, these units are generally forfeitable for any reason, subject to certain exceptions.

We believe this incentivizes performance. These partnership units may be redeemed for zero by the Committee at its discretion while in non-exchangeable form. Traditionally, the Committee generally has not granted options and equity-based awards such as RSUs to executives and emphasized instead these flexible and retentive limited partnership units. The Committee has granted NPSUs, along with PSUs, and HDUs, provided as long-term incentives to executive officers, which awards may receive discretionary grants of exchange rights and be coupled with cash settlement awards. The Committee may consider RSUs and options, as well as partnership units and other forms of compensation, in future grants.

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

From time to time, our Compensation Committee may choose to replace a NPSU with a non-exchangeable PSU or HDU. NPSUs are subject to adjustment at the time of conversion into PSUs based on the then-applicable exchange ratio (as described herein). A non-exchangeable PSU may also be replaced with a non-exchangeable HDU. A non-exchangeable PSU that has been granted the right to convert into a non-exchangeable HDU is referred to as a “PSU-H,” and a non-exchangeable PPSU that has been granted the right to be converted into cash upon conversion of the underlying PSU-H into an HDU is referred to as a “PPSU-H.” PSUs participate in quarterly partnership distributions, but otherwise generally have no value for accounting purposes and are not exchangeable into shares of Class A common stock until such exchange rights are granted by the Committee. HDUs have a stated capital account and are valued based upon such capital account which is initially based on the closing trading price of Class A common stock at the time the HDU right is granted. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock unless such exchange rights are granted by the Committee.

Executive officers may also receive PPSUs. These units are preferred limited partnership units that may be awarded to holders of, or contemporaneously with the grant of, PSUs. PPSUs are entitled to a preferred distribution of net profits of Newmark Holdings, but otherwise are not entitled to participate in quarterly distributions. PPSUs cannot be made exchangeable into shares of Class A common stock, and can only be exchanged for cash, at the determination price on the date of grant, in connection with an exchange of the related PSUs or HDUs, and therefore are not included in our fully diluted share count. The ratio of the grant of PPSUs to traditional units (e.g., PSUs) is expected to approximate the compensatory tax rate applicable in the relevant country jurisdiction of the partner recipient. The determination price used to exchange PPSUs for cash is determined by the Compensation Committee on the date of the grant of such unit and is based on a closing trading price of Class A common stock identified by the Committee on such date.

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

Until non-exchangeable units are made exchangeable into a share of Class A common stock or exchanged for cash at the discretion of the Committee, they are generally forfeitable for any reason, subject to certain exceptions. We believe this incentivizes performance and helps align the interests of our executives with those of our investors.

Our executive officers have much of their personal net worth in a combination of deferred compensation, including non-exchangeable and exchangeable limited partnership units and RSUs. Messrs. Lutnick, Gosin, Merkel and Rispoli hold limited partnership units in Newmark Holdings. Mr. Rispoli also holds RSUs in Newmark. Mr. Lutnick holds additional partnership interests in Cantor, which, through its and CFGM’s ownership of shares of our Class B common stock, controls approximately 58.2% of the total voting power of the outstanding Newmark common stock as of April 1, 2024. Mr. Merkel also holds additional partnership interests in Cantor.

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

For GAAP purposes, if shares of restricted stock granted are not subject to continued employment or service with us or any of our affiliates or subsidiaries, even if they are subject to compliance with our customary non-compete obligations, the grant-date fair value of the restricted stock is expensed on the date of grant.

Compensation Recovery / Clawback Policy and Forfeiture and Recoupment

Clawback Policy

The Company has adopted a Clawback Policy for its executive officers effective as of December 1, 2023, with retroactive applicability to October 2, 2023. The Clawback Policy applies to Incentive-Based Compensation. The Clawback Policy provides for recovery of Incentive-Based Compensation received by a covered person in the event of an accounting restatement due to material noncompliance with financial reporting requirements that is in excess of the Incentive-Based Compensation that such person would have received based upon the restated financial reporting measure. The Clawback Policy applies to Incentive-Based Compensation and not to compensation that is purely discretionary or based on subjective goals or goals unrelated to financial reporting measures.

Forfeiture and Recoupment

The partnership units issued to our executive officers, certain of which, such as PSUs or NPSUs, may be redeemed for zero at any time by the Compensation Committee, as well as partnership obligations under the Newmark Holdings limited partnership agreement, are retentive and provide broad discretion and significant clawback power to the Compensation Committee.

Further, our policy is to provide much of our compensation through highly retentive partnership units or other equity with strong vesting mechanisms. Accordingly, we do not require additional share ownership or hold-through-retirement thresholds.

2023 Compensation Actions Taken by the Compensation Committee

The compensation approved by our Compensation Committee and paid to our executive officers for 2023 is described in full in our Summary Compensation Table herein and the footnotes thereto. Below are descriptions of the various considerations and actions taken by our Compensation Committee for the determination of year-end compensation for our executive officers.

Consideration of Peer Data for 2023 and Other Factors

As part of its compensation process, in addition to qualitative and strategic factors, the Compensation Committee considered various peer, financial and market metrics by reviewing the latest public financial information available at the time compared with the disclosed growth rates for these same metrics at our full-service U.S. and U.K. listed peers. These peers were CBRE Group, Inc., Colliers International Group Inc., Jones Lang LaSalle Incorporated, Savills plc and Cushman & Wakefield plc. The metrics included total consolidated revenue, share price change, and other financial measures including financial results, changes in margins, and fees from management services, servicing and other. The Committee also reviewed our relative performance versus these peers in individual business lines including leasing, investment sales, and commercial mortgage origination, management services and servicing, as well as our market share in investment sales and mortgage origination. The Committee noted that leasing volumes, growth in leasing fees, growth in fees from management services, servicing and other, and U.S. investment sales outpaced industry peers and relevant industry volumes over the time periods presented.

Performance data, including both financial and market data, is often reviewed by the Committee as presented by management and by the Compensation Advisor. As part of its compensation process, the Committee reviewed this data broadly and as part of its mix of factors, with no particular weighting toward any specific metric or other factor. Further, as discussed under “Overview of Compensation and Processes,” while we use market data from peer companies as a reference point for evaluating our executive compensation program among other qualitative and quantitative factors, we do not benchmark against any specific compensation level or metric.

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

We generally establish base pay at levels comparable to our peer group and other companies which employ similarly skilled personnel, including CBRE Group, Inc., Colliers International Group, Inc., Compass, Inc., Cushman & Wakefield plc, FirstService Corporation, Jones Lang LaSalle Incorporated, Marcus & Millichap Inc., Opendoor Technologies Inc., RE/MAX Holdings, Inc., Savills plc, WeWork Inc., and Zillow Group, Inc. While we determine these levels by reviewing publicly available information with respect to our peer group of companies and others, we generally do not expect to engage in benchmarking.

For 2023, Mr. Lutnick spent approximately 33% of his time on our matters and Mr. Merkel spent approximately 25% of his time on our matters and they expect to spend approximately the same percentage of time on Newmark matters in 2024. These percentages may vary in 2024 depending on business developments at Newmark or Cantor, BGC or any of our or their respective affiliates. Messrs. Gosin and Rispoli spend all of their time on our matters, including on investments or ventures.

Base Salaries for 2023

Annual base salary rates for 2023 were established in March 2023 by our Compensation Committee with respect to each of our executive officers, based on their continuing qualifications, experience and responsibilities. The base salary rate for 2023 was continued at $1,000,000 for Messrs. Lutnick and Gosin. The base salary rate for Mr. Rispoli for 2023 was continued at $850,000, and the base salary rate for Mr. Merkel for 2023 was continued at $500,000.

Base Salaries for 2024

Annual base salary rates for 2024 were established in March 2024 by our Compensation Committee with respect to each of our executive officers, based on their continuing qualifications, experience and responsibilities. The base salary rate for 2024 was continued at $1,000,000 for Messrs. Lutnick and Gosin. The base salary rate for Mr. Rispoli for 2024 was continued at $850,000, and the base salary rate for Mr. Merkel for 2024 was continued at $500,000.

Incentive Plan Awards

We generally intend to award performance-based compensation in the form of bonuses to our executive officers, including pursuant to the Incentive Plan. The Compensation Committee believes that such performance-based compensation appropriately aligns the interests of our executive officers with the interests of our stockholders.

With respect to each performance period, our Compensation Committee specifies the applicable performance criteria and targets to be used under the Incentive Plan for that performance period. These performance criteria, which may vary from participant to participant, will be determined by the Committee and may be based upon one or more of the following financial performance measures and may be expressed on an absolute and/or relative basis and on a GAAP or non-GAAP basis:

•	pre-tax or after-tax net income;

•	pre-tax or after-tax operating income;

•	total or gross revenues or similar items;

•	profit, earnings or other margins;

•	stock price, dividends and/or total stockholder return;

•	EBITDA measures

•	cash flow(s);

•	market share;

•	pre-tax or after-tax earnings per share;

•	pre-tax or after-tax operating earnings per share;

•	expenses;

•	return on investment or equity;

•	environmental, social, governance or similar criteria; or

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

Incentive Plan Bonus Goals for 2023

In the first quarter of 2023, our Compensation Committee determined that Messrs. Lutnick, Gosin, Rispoli and Merkel, our executive officers for 2023, would be participating executives for 2023 in our Incentive Plan.

For 2023, the Compensation Committee used the same performance criteria for all executive officers and set a bonus for 2023 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieved operating profits or Adjusted Earnings annually for 2023, as calculated on substantially the same basis in the Company’s 2022 year-end earnings release, or (ii) the Company achieved improvement or percentage growth in gross revenue or total transaction volumes for any product for 2023 as compared to 2022 over any of its peer group members or other industry measures, as reported in the Company’s 2023 earnings release, in each case calculated on substantially the same basis as in the Company’s financial results press release for 2022 and compared to the most recently available peer group information or industry measures, in each case subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin offs or any other extraordinary corporate transactions in accordance with the Incentive Plan, the Equity Plan and the Participation Plan, as applicable, each of which we refer to as a “Performance Goal.”

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

Incentive Plan Bonuses Awarded for 2023

On March 7, 2024, having determined that the Performance Goals established in the first quarter of 2023 had been met for 2023, our Compensation Committee made awards to the participating executive officers for 2023 under our Incentive Plan, with some adjustments by the Compensation Committee on March 26, 2024. The awards were granted using a stock price of $10.83 on March 7, 2024, as adjusted by the 0.9231 exchange ratio in effect as of such date, resulting in $10.00, and provided a combination of short- and long-term incentives that align the Company’s financial performance with its executive compensation. In addition to short-term cash compensation awarded to the participating executives, the Committee awarded significant portions of the 2023 Incentive Plan compensation to the Messrs. Lutnick and Merkel’s in the form of long-term partnership units. These units are eligible for partnership distributions, if any, in the current period, which are tied to the Company’s current and future earnings and may rise and fall with the Company’s results and market conditions in a given period. The partnership unit awards, however, are issued as non-exchangeable and the non-Preferred Unit awards may be made exchangeable into the Company’s Class A common stock at a future time at the Committee’s discretion, thus incentivizing future performance by aligning it with the Company’s stock price. All of such 2023 partnership awards are forfeitable in the event that any such executive was to leave the Company and compete or otherwise violate applicable partnership obligations.

In making its bonus determinations for 2023, our Compensation Committee considered various qualitative and quantitative compensation factors including the Performance Goals, the retentive effect of the payment of appropriate compensation for each executive officer, and the Company’s financial performance as a whole and the performance of various business lines, including as compared to peer data. The impact of any of these measures during 2023 or beyond may materially impact the value of current and previous partnership and equity awards, thus aligning the interests of the executive officers with those of our stockholders. The Compensation Committee also considered the pay practices of the Company’s peer group and other companies, including a compensation survey prepared by, and advice from, the Compensation Advisor. By choosing to pay a portion of Messrs. Lutnick’s and Merkel’s Incentive Plan awards in partnership units the Compensation Committee expects to incentivize those executive officers with respect to future performance and encourage ongoing contributions to management, our results and our existing and future businesses in a similar manner to how Messrs. Gosin and Rispoli are incentivized by the partnership unit and RSU awards, respectively, that they have received under their respective employment agreements. The specific Incentive Plan awards to our executive officers were as follows:

•

Mr. Lutnick’s aggregate bonus of $9,000,000 for 2023 was paid $4,000,000 in current cash compensation and $5,000,000 in a long-term partnership award represented by 500,000 non-exchangeable Newmark Holdings PSUs at $10.00 per unit. The aggregate value of the bonus for Mr. Lutnick remained the same as his bonus with respect to calendar year 2022. In exercising its discretion regarding the amount and form of this award, the Compensation Committee noted Mr. Lutnick’s leadership efforts and strategic guidance and emphasis on positioning the Company for expected future results and the results of various business metrics.

•

Mr. Rispoli’s bonus of $500,000 for 2023 was paid in current cash compensation. The bonus for Mr. Rispoli remained the same as his bonus with respect to calendar year 2022. In exercising its discretion regarding the amount and form of this award, the Compensation Committee noted Mr. Rispoli’s leadership and efforts in 2023 as well as his contribution to the Company’s acquisitions, treasury and other financial matters. In addition to his Incentive Plan award, Mr. Rispoli received a portion of his previously awarded RSU award which vested as provided for in his employment agreement. See “—Employment Agreement Awards” for more information.

•

Mr. Merkel’s aggregate bonus of $1,000,000 for 2023 was paid $500,000 in current cash compensation and $500,000 in a long-term partnership award represented by 25,000 non-exchangeable Newmark Holdings PSUs and 25,000 non-exchangeable Newmark Holdings PPSUs with a determination price of $10.00 per unit. The aggregate value of the bonus for Mr. Merkel remained the same as his bonus with respect to calendar year 2022. In exercising its discretion regarding the amount and form of this award, the Compensation Committee noted Mr. Merkel’s guidance on regulatory and other matters and overall leadership of business, legal and regulatory matters during the year.

•

Mr. Gosin received a $1,500,000 cash bonus award for 2023 pursuant to the terms of his employment agreement, as well as a discretionary $5,000,000 annual cash bonus, as provided for in his employment agreement, in lieu of an Incentive Plan Award for 2023. See “—Employment Agreement Awards” and “—2023 Gosin Discretionary Bonus Award” for more information.

Incentive Plan Bonus Goals for 2024

In March 2024, the Compensation Committee determined that Messrs. Lutnick, Gosin, Merkel and Rispoli, our current executive officers, would be participating executives for 2024 in the Incentive Plan. For 2024, the Committee established performance criteria for all executive officers and set a bonus for 2024 equal to the maximum value allowed for each individual pursuant to the terms of the Incentive Plan (i.e., $25 million), provided that (i) the Company achieves operating profits or Adjusted Earnings annually for 2024, as calculated on substantially the same basis as in the Company’s earnings release for the fiscal year ended December 31, 2023, (ii) the Company achieves improvement or percentage growth in gross revenue or total or net transaction volumes for any product for 2024 as compared to 2023 over any of its peer group members or other industry measures, as reported in the Company’s earnings release for the fiscal year ended December 31, 2024, in each case calculated on substantially the same basis as in the Company’s 2023 earnings release and compared to the most recently available peer group information or industry measures, (iii) the Company increases its market penetration for any product or business into any new market or geography in 2024 as compared to 2023, (iv) the Company achieves the successful execution in 2024 of any material, significant, accretive, or strategic acquisition, entry into any joint venture, or disposition of any business or asset, (v) the Company achieves in 2024 the strategic hire or retention of key personnel in competitive market conditions, or (vi) the Company achieves in 2024 other strategic or significant performance as recognized by the Compensation Committee in its sole discretion (collectively, the “2024 Performance Goals”).

The 2024 Performance Goals, in each case, are expected to be reviewed by the Compensation Committee with no particular weighting toward any specific Performance Goal or other factor and are subject to any appropriate corporate adjustment to reflect stock splits, reverse stock splits, mergers, spin offs or any other extraordinary corporate transactions. As each of the Company’s executive officers also provides services to certain of our operating partnerships and subsidiaries, potential bonuses for 2024 are also on behalf of all such operating partnerships and subsidiaries, as may be applicable.

The Compensation Committee determined that the payment of any such amount may be in the form of cash, shares of Class A common stock, limited partnership units or other equity or partnership awards permitted under the Equity Plan, the Participation Plan or otherwise. To the extent determined to reflect the portion of an executive officer’s compensation related to services performed for a particular subsidiary, entity or affiliate as noted above, the cost of compensation awarded under any of the Newmark Compensation Plans shall be borne by such operating partnership or entity. The Committee, in its sole and absolute discretion, retains the right to reduce the amount of any Incentive Plan bonus payment based upon any factors it determines, including whether and the extent to which the 2024 Performance Goals or any other corporate, as well as individual, performance objectives have been achieved. The Committee further retains discretion to authorize bonuses and other awards to the participating executives regardless of whether or not such bonuses and awards are tax deductible under tax law in effect at the time of such bonuses and awards.

Employment Agreement Awards

2023 Employment Agreement Awards

Mr. Gosin received a $1,500,000 cash bonus award for 2023 pursuant to the terms of, as well as a discretionary $5,000,000 annual cash bonus, as provided by, his employment agreement. Messrs. Gosin and Rispoli’s respective employment agreements provided for awards issued at the signing of the employment agreements but attributed by the Compensation Committee to compensation for fiscal years through 2025 and 2026 respectively, but also allow the Compensation Committee to grant additional discretionary annual bonuses, including under the Incentive Plan.

Pursuant to the employment agreement that Mr. Gosin executed on February 10, 2023 (the “Gosin Employment Agreement”), Mr. Gosin’s 2023 bonus of $1,500,000 was paid in current cash compensation. Also pursuant to the Gosin Employment Agreement, Mr. Gosin received 4,581,902 non-exchangeable Newmark Holdings NPSUs on February 10, 2023, issued at $8.73 per unit (which was the closing price of Newmark’s Class A common stock on February 10, 2023), of which 1,145,475 non-exchangeable NPSUs, or $10,000,000 at $8.73 per unit, was attributed by the Compensation Committee to compensation for each of fiscal years 2022, 2023, 2024 and 2025. See “Employment Agreements—Gosin Employment Agreement” below for more information on the schedule and criteria for these non-exchangeable NPSUs to convert into non-exchangeable PSUs and receive exchangeability.

2022 Employment Agreement Awards

Pursuant to Mr. Rispoli’s employment agreement, dated September 29, 2022 (the “Rispoli Employment Agreement”), on October 1, 2022, Mr. Rispoli received an aggregate of 750,000 RSUs, which will vest over a seven-year schedule. Of these RSUs, the Compensation Committee attributed 100,000 RSUs to the signing of the Rispoli Employment Agreement, and 150,000 RSUs to compensation for each of fiscal years 2022, 2023, 2024, and 2025, and 50,000 RSUs to compensation for fiscal year 2026. See “Employment Agreements—Rispoli Employment Agreement” for more information on the vesting schedule of these RSUs.

2023 Gosin Discretionary Bonus Award

In addition to the annual cash bonus of $1,500,000 that Mr. Gosin received pursuant to the terms of the Gosin Employment Agreement for 2023, Mr. Gosin received a $5,000,000 discretionary cash bonus with respect to calendar year 2023 as approved by the Compensation Committee on December 12, 2023. In making this discretionary award, the Compensation Committee noted Mr. Gosin’s importance to the Company and extraordinary performance during the year. See “Employment Agreements—Gosin Employment Agreement” for more information.

Transactions with Executive Officers and Directors

From time to time, the Compensation Committee generally approves monetization of previously issued and outstanding units or the acceleration of the vesting of RSUs or other awards or other repurchase or monetization transactions in order to provide liquidity to the executives, taking into consideration the retentive impact of the remaining awards held by the executives.

Vesting, Replacement and Exchange Right Grants in 2023

Messrs. Lutnick and Merkel received no new standalone monetization with respect to 2023. See below under “Standing Policy for Mr. Lutnick” for a description of the exchange rights and/or other monetization rights granted to him with respect to 2023.

On March 30, 2023, (a) 203,186 of Mr. Gosin’s non-exchangeable Newmark Holdings PSUs were redeemed and an aggregate of 189,024 shares of Class A common stock of Newmark were issued, as adjusted by the then applicable exchange ratio of 0.9303, and (b) $3,125,001 associated with Mr. Gosin’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes.

On April 1, 2023, 1,145,494 of Mr. Gosin’s Newmark Holdings NPSUs were converted into 1,237,644 Newmark Holdings PSUs as adjusted by the then applicable exchange ratio of 0.9252 pursuant to the Gosin Employment Agreement. On December 31, 2023, Mr. Gosin received exchange rights on 1/7th of the 1,237,644 Newmark Holdings PSUs converted on April 1, 2023, resulting in 176,804 exchangeable Newmark Holdings PSUs.

On December 31, 2023, 1,145,494 of Mr. Gosin’s Newmark Holdings NPSUs were converted into 1,240,901 Newmark Holdings PSUs as adjusted by the then applicable exchange ratio of 0.9231 pursuant to the Gosin Employment Agreement.

On October 1, 2023, Mr. Rispoli received exchangeability on 6,563 PSUs and 2,194 PPSUs, in accordance with the previously approved monetization schedule in connection with the signing of the Rispoli Employment Agreement, and 14,290 of Mr. Rispoli’s RSUs vested pursuant to the vesting schedule of the RSUs granted under the Rispoli Employment Agreement. For more detail regarding the monetization schedule for Mr. Rispoli’s PSUs and PPSUs entered into in connection with the signing of the Rispoli Employment Agreement, see “—Replacement and Exchange Right Grants in 2022.”

Replacement and Exchange Right Grants in 2022

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

Replacement and Exchange Right Grants in 2021

Mr. Lutnick

Mr. Lutnick received no standalone monetization with respect to 2021. See below under “Standing Policy for Mr. Lutnick” for a description of the exchange rights and/or other monetization rights granted to him with respect to 2021, and under “Replacement and Exchange Right Grants Related to the 2021 Equity Event” for a description of the exchange rights and/or other monetization rights granted to him with respect to this event.

Mr. Gosin

On March 16, 2021, the Compensation Committee granted Mr. Gosin exchange rights into shares of Class A common stock with respect to 526,828 previously awarded non-exchangeable Newmark Holdings PSUs and 30,871 non-exchangeable Newmark Holdings acquisition-related PSUs (“APSUs”) held by Mr. Gosin (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the then applicable exchange ratio of 0.9365, had a value of $5,792,139 in the aggregate). In addition, on March 16, 2021, the Compensation Committee approved removing the sale restrictions on Mr. Gosin’s remaining 178,232 restricted shares of Class A common stock in BGC (which were originally issued in 2013) and associated 82,680 remaining restricted shares of Newmark Class A common stock (issued as a result of the Spin-Off in November 2018).

On September 21, 2021, 2,114,546 non-exchangeable BGC Holdings PSUs held by Mr. Gosin were redeemed, and an aggregate of 1,176,745 net shares of Class A common stock of BGC Partners were issued at $4.86 (which was the closing price of BGC Partners Class A common stock on September 21, 2021). Effective as of April 14, 2022, Mr. Gosin’s 905,371 BGC Holdings HDUs were redeemed for a cash payment of $3,521,893 based upon a price of $3.89 per unit, which was the closing price of BGC Partners’ Class A common stock on April 14, 2022.

On December 21, 2021, the Compensation Committee approved: (i) the redemption of all of Mr. Gosin’s remaining 838,996 non-exchangeable Newmark PPSUs for $8,339,980 in cash and (ii) compensation of approximately $7,357,329 by way of the Company causing 478,328 of Mr. Gosin’s non-exchangeable Newmark PSUs to be redeemed for zero and issuing 446,711 shares of our Class A common stock, based upon the closing price on our Class A common stock the date the Committee approved the transaction (which was $16.47) and the then applicable exchange ratio of 0.9339.

See below under “Replacement and Exchange Right Grants Related to the 2021 Equity Event” for a description of the exchange rights and/or other monetization rights granted to him with respect to this event.

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

On April 27, 2021, (a) 73,387 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel were redeemed for zero and 68,727 shares of Class A common stock of Newmark, as adjusted by the then applicable exchange ratio of 0.9365, were issued to Mr. Merkel and repurchased by the Company for $10.67 per unit (the April 27, 2021 closing price of our Class A common stock), and (b) $82,560.50 associated with Mr. Merkel’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes. The total payment delivered to Mr. Merkel was $815,878, less applicable taxes and withholdings.

On June 28, 2021, (a) 51,124.28 non-exchangeable Newmark Holdings PSUs held by Mr. Merkel were redeemed and an aggregate of 48,072 shares of Class A common stock of Newmark were issued, as adjusted by the then applicable exchange ratio of 0.9403, and (b) $329,155 associated with Mr. Merkel’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes.

Mr. Rispoli

On March 16, 2021, the Compensation Committee granted Mr. Rispoli (i) exchange rights into shares of Class A common stock with respect to 6,043 previously awarded non-exchangeable Newmark Holdings PSUs held by Mr. Rispoli (which, based on the closing price of the Class A common stock of $11.09 per share on such date and using the then-applicable exchange ratio of 0.9365, had a value of $62,758); and (ii) exchange rights into cash with respect to 4,907 previously awarded non-exchangeable Newmark Holdings PPSUs held by Mr. Rispoli (which had an average determination price of $15.57 per unit, for a total of $76,407 in the aggregate to be paid for taxes when (i) is exchanged).

See below under “Replacement and Exchange Right Grants Related to the 2021 Equity Event” for a description of the exchange rights and/or other monetization rights granted to him with respect to this event.

2019 Newmark NPSU Awards

In connection with the 2018 year-end compensation cycle, the Compensation Committee previously approved the issuance of 500,000 Newmark Holdings NPSUs and 500,000 Newmark Holdings NPPSUs with a determination price of $10.05 per unit to Mr. Lutnick, effective April 1, 2019. The terms of those awards provided that on or about each April 1 of 2020, 2021, 2022, and 2023, Newmark Holdings shall grant an aggregate award of 125,000 non-exchangeable Newmark Holdings PSUs and 125,000 non-exchangeable PPSUs in replacement of 125,000 Newmark Holdings NPSUs and 125,000 Newmark Holdings NPPSUs (which, upon replacement, shall be cancelled and no longer exist), provided that (i) Newmark, inclusive of its affiliates thereof, earns, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of Newmark Holdings PSUs or PPSUs is to be granted and (ii) except in the event of death prior to the applicable grant date, Mr. Lutnick remains an employee of Newmark or an affiliate thereof and has at all times remained in compliance with the Newmark Holdings partnership agreement. Mr. Lutnick exercised his rights on December 21, 2021, pursuant to the standing policy for Mr. Lutnick to redeem his remaining 250,000 Newmark Holdings NPPSUs issued effective April 1, 2019. Pursuant to this grant, on April 1, 2023, the Company granted Mr. Lutnick an aggregate award of 125,000 non-exchangeable PSUs in replacement of the remaining 125,000 NPSUs.

Replacement and Exchange Right Grants Related to the 2021 Equity Event

On June 28, 2021, in connection with our accelerated receipt of common shares of Nasdaq, Inc. (“Nasdaq Shares”) (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Nasdaq Monetization Transaction” in the Original Form 10-K), the Compensation Committee approved a plan to expedite the tax deductible exchange and redemption of a substantial number of limited partnership units held by partners of the Company (the “2021 Equity Event”). The 2021 Equity Event also accelerated certain compensation expenses, resulting in $428.6 million of compensation charges. These partnership units were settled using a $12.50 share price. In July 2021, the Compensation Committee approved increasing the price to $13.01 to settle certain units.

Some of the key components of the approved plan were as follows:

•	8.3 million and 8.0 million compensatory limited partnership units, respectively, of Newmark Holdings and BGC Holdings held by Newmark partners who are employees were redeemed or exchanged.

•

23.2 million and 17.4 million compensatory limited partnership units, respectively, of Newmark Holdings and BGC Holdings held by the Newmark Holdings’ partners who are independent contractors were redeemed or exchanged. Newmark also accelerated the payment of related withholding taxes to them with respect to their Newmark Holdings units. Independent contractors received one BGC Partners Class A common share for each redeemed non-preferred BGC Holdings unit or cash and are responsible for paying any related withholding taxes.

•

Partners with non-exchangeable non-preferred compensatory units exchanged or redeemed in connection with the 2021 Equity Event generally received restricted Class A common shares of Newmark and/or BGC to the extent tax deductible. A portion of the BGC Partners Class A common shares received by independent contractors were unrestricted to facilitate their payment of withholding taxes.

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

Mr. Lutnick

On June 28, 2021, in connection with the 2021 Equity Event, the Compensation Committee approved the following for Mr. Lutnick:

(i)

the exchange of 279,725 exchangeable Newmark Holdings PSUs into 263,025 shares of Class A common stock of Newmark based on the then applicable exchange ratio of 0.9403; and $1,465,874 associated with Mr. Lutnick’s non-exchangeable 193,530 Newmark Holdings PPSUs was redeemed and used for tax purposes;

(ii)

the conversion of 552,482.62 non-exchangeable Newmark Holdings PSUs with the right to exchange PSUs into HDUs (“H-Rights”) into 552,482.62 non-exchangeable Newmark Holdings HDUs and redemption of such HDUs for their capital account of $7,017,000, paid in the form of Nasdaq Shares issued at $177.11 per share (which was the Nasdaq, Inc. closing price as of June 28, 2021); and $7,983,000 associated with Mr. Lutnick’s non-exchangeable Newmark Holdings PPSUs with H-Rights were redeemed and used for tax purposes;

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

In accordance with Mr. Lutnick’s right under his existing standing policy, and in connection with the 2021 Equity Event, upon the approval of the Compensation Committee: (i) 2,909,819 non-exchangeable Newmark Holdings PSUs, pursuant to Mr. Lutnick’s rights under his existing standing policy, were redeemed and 2,736,103 shares of Class A common stock of Newmark, based upon the then applicable exchange ratio of 0.9403, were granted to Mr. Lutnick; and (ii) $8,798,546 associated with Mr. Lutnick’s rights under his existing standing policy was redeemed and used for tax purposes.

Mr. Gosin

The Compensation Committee approved the following for Mr. Gosin:

(i)

the exchange of 1,531,061.84 exchangeable Newmark Holdings units (comprised of 1,438,597.37 exchangeable Newmark Holdings PSUs and 92,464.47 exchangeable Newmark Holdings APSUs) into 1,439,658 shares of Class A common stock of Newmark based upon the then applicable exchange ratio of 0.9403; and $834,508 associated with Mr. Gosin’s exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes;

(ii)

the conversion of 443,871.60 non-exchangeable Newmark Holdings PSUs with H-Rights into 443,871.60 non-exchangeable Newmark Holdings HDUs, and redemption of such HDUs, less any taxes and withholdings in excess of $5,362,452, paid in the form of Nasdaq Shares issued at $177.11 per share (which was the Nasdaq, Inc. closing price as of June 28, 2021); and $5,362,452 in connection with Mr. Gosin’s Newmark Holdings PPSUs with H-Rights was redeemed and used for tax purposes;

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

Mr. Rispoli

On June 28, 2021, the Compensation Committee approved the following for Mr. Rispoli:

(i)

the exchange of 23,124 exchangeable Newmark Holdings PSUs into 21,744 shares of Class A common stock of Newmark based on the then applicable exchange ratio of 0.9403 and $208,407 associated with Mr. Rispoli’s exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes;

(ii)

6,000 non-exchangeable Newmark Holdings PSUs were redeemed and an aggregate of 5,642 restricted shares of Newmark were issued to Mr. Rispoli based upon the then applicable exchange ratio of 0.9403, and $52,309 associated with Mr. Rispoli’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes;

(iii)

the conversion of 5,846.07 non-exchangeable Newmark Holdings PSUs with H-Rights into 5,846 non-exchangeable Newmark Holdings HDUs and the redemption of such HDUs, less any taxes and withholdings in excess of $60,750, paid in the form of Nasdaq Shares issued at $177.11 per share (which was the Nasdaq, Inc. closing price as of June 28, 2021); and $60,750 associated with Mr. Rispoli’s PPSUs with H-Rights was redeemed and used for tax purposes;

(iv)

the exchange of 36,985 exchangeable BGC Holdings PSUs into 36,985 shares of Class A common stock of BGC Partners, and $134,573 associated with Mr. Rispoli’s exchangeable BGC Holdings PPSUs was redeemed and used for tax purposes; and

(v)	the issuance of 383 shares of Class A common stock of Newmark.

Gosin Commissions

Mr. Gosin did not receive any commissions in 2021. Mr. Gosin received commissions in 2022 in the amount of $646 payable in connection with brokerage transactions paid in the form of $65 in cash and $581 in non-exchangeable 73 Newmark Holdings NPSUs. Mr. Gosin did not receive commissions in 2023.

2021 Lutnick Award

Introduction

On December 27, 2021, the Compensation Committee approved a one-time bonus award to Mr. Lutnick (the “Award”), which was evidenced by the execution and delivery of a Retention Bonus Agreement dated December 28, 2021 (the “Effective Date”) and described below (the “Award Agreement”), in consideration of his success in managing certain aspects of the Company’s performance as its principal executive officer and Chairman. The Award rewarded Mr. Lutnick for his efforts in delivering superior financial results for the Company and its stockholders, including in particular his success in creating substantial value for the Company and its stockholders in connection with creating, structuring, hedging and monetizing the forward share contract to receive over time Nasdaq Shares (the “Nasdaq Derivative”) held by the Company and the strong balance sheet and significant amount of income created from the Nasdaq Derivative. A principal reason for structuring the Award with a substantial portion to be paid out over three years was also to further incentivize Mr. Lutnick to continue to serve as both the Company’s principal executive officer and its Chairman for the benefit of the Company’s stockholders.

The Award Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the Effective Date (which payment was made on December 31, 2021), and $10 million within 30 days following vesting on each of the first, second and third anniversaries of the Effective Date. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Award Agreement. Mr. Lutnick has purchased Newmark Class A common stock with the after-tax proceeds of the initial tranche of the Award. The Award Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Award Agreement) or (ii) an involuntary removal of the Executive from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement dated as of December 13, 2017 by and between Mr. Lutnick and the Company (the “Change of Control Agreement”)). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The Award Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of the Change of Control Agreement do not apply to the Award. A copy of the Award Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2021. See “Certain Relationships and Related Transactions, and Director Independence—Derivative Suits” for a discussion of certain challenges to the Award.

The Compensation Committee’s Consideration of the Award and Award Agreement

The Award and the Award Agreement were approved by the Compensation Committee on December 27, 2021 after careful consideration of Mr. Lutnick’s contributions to the Company’s financial growth and success, and Mr. Lutnick’s specific contributions to that success as the Company’s principal executive officer. The terms were determined and agreed by the Committee following an extensive process that included numerous meetings of the Committee dedicated to discussing the Award through the last four months of 2021, during which the Committee evaluated reports and analyses prepared by Aon Human Capital Solutions (“Aon”). In order to assist it with its deliberations, the Committee retained Aon to be its independent compensation consultant and Mayer Brown LLP to be its independent counsel, in each case for the sole purpose of assisting the Committee in its consideration of the Award. The Committee evaluated and discussed reports and analyses prepared by Aon throughout its deliberations. Mr. Lutnick did not participate in any meetings of the Committee where the Award was discussed.

The Nasdaq Share Transactions

Among the principal factors considered by the Compensation Committee in deciding to grant Mr. Lutnick the Award was Mr. Lutnick’s critical role in the value created for Newmark and its stockholders in connection with the Nasdaq Derivative transactions described in the Company’s periodic reports, including in Item 7 of the Original Form 10-K under the heading “Nasdaq Monetization Transactions.” As detailed in that description of the Nasdaq Derivative, on September 28, 2017, the Company received the remaining rights to receive Nasdaq Shares that were first received by BGC Partners in June 2013, which at that time consisted of a total of 14,883,705 shares of Nasdaq, Inc., to be paid ratably over 15 years (subject to an earn-out, acceleration and present value discount as described in detail in the above-referenced description) (the “Nasdaq Earn-out”), meaning that in 2017, the Company received the rights to receive approximately 10,900,000 shares of Nasdaq, Inc. over the remaining 11 years of the contract provided the Nasdaq Earn-out terms were achieved. At that time, the Company considered the sale of the Nasdaq Derivative as recommended by certain of the Company’s advisors with proceeds in the range of $375-$425 million. Mr. Lutnick chose an alternative route for the Company. In choosing to purchase the long-dated Nasdaq Derivative from a highly rated bank and borrow the potential proceeds of the puts at the bank’s comparatively low cost of funds, Newmark was able to use a portion of the Nasdaq Derivative to repay debt, including debt related to the Berkeley Point Financial (“Berkeley Point”) acquisition without relinquishing the upside of the Nasdaq Earn-out, and while protecting the downside of a portion of the Nasdaq Derivative.

In 2021, the then-remaining tranches of Nasdaq Shares receivable by the Company pursuant to the Nasdaq Derivative were accelerated on a discounted basis under the terms of the Nasdaq Earn-out, resulting in the Company receiving approximately 6.2 million Nasdaq Shares worth approximately $1.093 billion as the final installment of the Nasdaq Earn-out. The total proceeds received by the Company were significantly in excess of the initial recommendation of value for the Nasdaq Derivative and totaled approximately $1.5 billion, after the cost of hedging and other transaction-related expenses.

In its consideration of the Award, the Compensation Committee carefully reviewed the history of the Company’s transactions in the Nasdaq Shares for the purpose of quantifying the benefit to the Company and its stockholders of the transactions in the Nasdaq Shares described above that were undertaken by Mr. Lutnick for the benefit of the Company and its stockholders, as distinguished from the fact of the Company having received rights to receive the Nasdaq Shares annually over time and the value attributed to the Nasdaq Derivative by the Company’s advisors at the time of the Company’s initial public offering. The Committee determined that Mr. Lutnick’s acumen in personally directing the Company’s transactions in the Nasdaq Shares, including those described above and in Item 7 of the Original Form 10-K under the heading “Nasdaq Monetization Transactions,” played a significant role in maximizing the value of the Nasdaq Shares for the period from 2018 through 2021.

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

The Compensation Committee further believes that the Nasdaq Shares transactions directed by Mr. Lutnick have been a substantial part of positioning the Company for continued future success and will enable it to continue to execute its business plan at a level that would not be achievable in the absence of Mr. Lutnick’s strategic direction concerning its holdings of, and transactions in, the Nasdaq Shares.

The Retention of Mr. Lutnick as the Company’s Principal Executive Officer

The Compensation Committee believes that the Company and its stockholders benefit from having had, and continuing to have, a strong executive management team. The Committee’s deliberations regarding the Award included extensive discussions regarding the near-term and medium-term future of the executive management team, and determined that it was in the best interests of the Company and its stockholders that the Award be structured in order to incentivize Mr. Lutnick to remain a part of the executive management team and as the Company’s principal executive officer in addition to serving as the Company’s Chairman. As a result, the Committee determined that any one-time bonus for Mr. Lutnick would be structured with a considerable retentive element that was dependent on Mr. Lutnick continuing to serve as both the Company’s principal executive officer and its Chairman in order for future installments of the bonus to be payable. The Committee viewed this retentive element as being an essential component of the Award.

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

The Compensation Committee carefully determined that providing for the payment of the Award in cash was in the best interest of the Company and its stockholders, particularly in light of the Company’s ongoing stock repurchase program and the significant cash earnings of the Company including the additional $1,093,000,000 the Company received in respect of the Nasdaq Shares in June 2021. The Committee also considered Mr. Lutnick’s already-substantial holdings of the Company’s common stock and deepening alignment of his interests with those of the Company’s stockholders, the effect of the various forms of payment on the Company’s earnings and the Company’s strong cash position. The Company’s Chief Financial Officer and Aon were consulted in connection with the Committee’s deliberations as to the optimal form of payment from the perspective of the Company and its stockholders. Following the payment of the first installment of the Award, Mr. Lutnick purchased an aggregate of 503,500 shares of Class A common stock on the open market with his net after-tax proceeds with respect to this payment.

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

The policy provides generally that Mr. Lutnick shall be treated no less favorably than, and in proportion to, any other executive officer with respect to the change, right or modification of equity or partnership awards, which include, but are not limited to, opportunities (i) to have non-exchangeable units redeemed or replaced by other non-exchangeable units; (ii) to have non-exchangeable units received upon such replacement redeemed by Newmark Holdings for cash, or, with the concurrence of Cantor, granted exchange rights for shares of Newmark’s Class A common stock; (iii) to accelerate the lapse of or eliminate any restrictions on transferability with respect to restricted shares of Class A common stock; and (iv) to replace non-distributing units with distributing units and replace Preferred Units with non-Preferred Units. The policy may also include exchange of units into HDUs or other units with a capital account and the cancellation or redemption of non-exchangeable units and the issuance of new shares or units.

Under the policy, Mr. Lutnick shall have the right to accept or waive in advance some or all of the foregoing opportunities that we may offer to any other executive officer. In each case, Mr. Lutnick’s right to accept or waive any opportunity offered to him to participate in any such opportunity shall be cumulative (and, accordingly, Mr. Lutnick would again have the right to accept or waive the opportunity to participate with respect to such portion previously waived if and when any additional opportunity is offered to any executive officer) and shall be equal to the greatest proportion of outstanding units and the greatest percentage of shares of restricted stock with respect to which any other executive officer has been or is offered with respect to all of such opportunities. This policy may result in grants to him of exchange rights/cash settlement awards, grants of HDUs or other units with a capital account, the cancellation or redemption of non-exchangeable units and the issuance of new shares or units, or the acceleration of the lapse of restrictions on transferability of shares of restricted stock owned by him if a future triggering event under the policy occurs.

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

In connection with the 2021 Equity Event discussed above, Mr. Lutnick again received monetization rights under the Newmark standing policy. Pursuant to Mr. Lutnick’s acceptance and exercise of certain of his rights under the standing policy at that time, on June 28, 2021, (i) 2,909,819 of Mr. Lutnick’s non-exchangeable Newmark Holdings PSUs were redeemed for zero in connection with the issuance of 2,736,103 shares of our Class A common stock to Mr. Lutnick based upon the then applicable exchange ratio of 0.9403, and (ii) 689,183 of Mr. Lutnick’s non-exchangeable Newmark Holdings PPSUs were redeemed for a tax payment of $8,798,546. In addition, pursuant to Mr. Lutnick’s exercise of his HDU conversion rights on June 28, 2021, (i) his 552,482 Newmark Holdings PSU-Hs were converted into 552,482 Newmark Holdings HDUs, and (ii) his 602,462 non-exchangeable Newmark Holdings PPSU-Hs were redeemed for a tax payment of $7,983,000.

On December 21, 2021, Mr. Lutnick elected to redeem all of his 193,530 then exchangeable (for cash) Newmark Holdings PPSUs for a cash payment of $1,465,873. In addition, upon the Compensation Committee’s approval on December 21, 2021 of the monetization of Mr. Gosin’s remaining non-exchangeable Newmark Holdings PPSUs and a number of Mr. Gosin’s non-exchangeable Newmark Holdings PSUs, Mr. Lutnick (i) elected to redeem 188,883 non-exchangeable Newmark Holdings PPSUs for a cash payment of $1,954,728, and 127,799 non-exchangeable Newmark Holdings NPPSUs for a cash payment of $1,284,376, both for which he previously waived, but then accepted, his right under the Company’s standing policy for Mr. Lutnick; and (ii) received the right to monetize, and accepted the monetization of, his remaining 122,201 non-exchangeable Newmark Holdings NPPSUs for a cash payment of $1,228,124, under such standing policy. In connection with the foregoing, Mr. Lutnick accepted the right to monetize approximately $4,406,915 by way of the Company causing 286,511 of Mr. Lutnick’s non-exchangeable Newmark Holdings PSUs to be redeemed for zero and issuing 267,572 shares of Newmark Class A common stock, based upon the closing price of our Class A common stock on the date the Committee approved the transaction (which was $16.47) and the then applicable 0.9339 exchange ratio, under the Company’s standing policy applying to Mr. Lutnick, with such acceptance of rights granted in reference to Mr. Gosin’s December 2021 transactions to the extent necessary to effectuate the foregoing (and otherwise Mr. Lutnick waived all remaining rights one-time, with all opportunities to be cumulative).

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

In connection with Mr. Rispoli’s grant of exchangeability on certain units on October 13, 2023, Mr. Lutnick received monetization rights under the standing policy. The cumulative number of Mr. Lutnick’s units for which he waived exchangeability, with such future opportunities to be cumulative, was 1,206,760 non-exchangeable Newmark Holdings PSUs and 162,549 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $2,500,000.

On January 2, 2024, pursuant to the standing policy and in connection with the December 31, 2023 grants of exchangeability made to Mr. Gosin pursuant to the terms of the employment agreement that Mr. Gosin executed on February 10, 2023, the Company granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick, and Mr. Lutnick (i) elected to accept 617,262 exchange rights with respect to 617,262 previously awarded PSUs that were previously non-exchangeable; and (ii) received the right to monetize, and accepted such monetization right of 81,275 previously awarded nonexchangeable PPSUs for a future cash payment of $1,250,000. Mr. Lutnick waived all remaining rights, which shall be cumulative. The aggregate number of Mr. Lutnick’s units remaining for which he waived exchange rights or other monetization rights is 617,262 non-exchangeable Newmark Holdings PSUs/NPSUs and 81,274 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $1,250,000 at that time.

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

Perquisites

From time to time, we may provide certain of our executive officers with perquisites and other personal benefits that we believe are reasonable. While we do not view perquisites as a significant element of our executive compensation program, we believe that they can be useful in attracting, motivating, and retaining the executive talent for which we compete. From time to time, these perquisites might include travel, transportation, and housing benefits. We believe that these additional benefits may assist our executive officers in performing their duties and provide time efficiencies for them in appropriate circumstances, and we may consider their use in the future. All present or future practices regarding executive officer perquisites will be subject to periodic review and approval by our Compensation Committee.

Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties as an executive officer. In 2023, such personal benefits had an aggregate incremental cost of approximately $238,735.

We offer medical, dental, life insurance and short and long-term disability insurance and a 401(k) plan (the “401(k) Plan”) to all employees on a non-discriminatory basis. Medical insurance premiums are charged to employees at varying levels based on total cash compensation.

Post-Employment Compensation

Pension Benefits

We do not currently provide pension arrangements or post-retirement health coverage for our employees.

Retirement Benefits

Our executive officers are generally eligible to participate in the 401(k) Plan. Pursuant to the 401(k) Plan, all U.S. eligible employees, including our executive officers, are provided with a means of saving for their retirement. While we have a 401(k) match for some of our employees, we currently do not match any of our executive officers’ contributions to our 401(k) Plan.

Nonqualified Deferred Compensation

We do not provide any nonqualified deferred compensation plans to our employees.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, which we refer to as the “CD&A,” set forth in this document with management of the Company and, based on such review and discussions, the Compensation Committee recommended to the Company’s Board of Directors that the CD&A be included in this document.

Dated: April 26, 2024

THE COMPENSATION COMMITTEE

Virginia S. Bauer, Chair
Jay Itzkowitz
Kenneth A. McIntyre

EXECUTIVE COMPENSATION

Summary Compensation Table

(a) Name and Principal Position	(b) Year	(c) Salary ($)		(d) Bonus ($)(1)	(e) Equity Awards ($)(2)(3)	(f) Option Awards ($)	(g) Non-Equity Incentive Plan Compensation ($)(4)	(h) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(i) All Other Compensation ($)(5)		(j) Total ($)
Howard W Lutnick,	2023	1,000,000		10,000,000	—	—	9,000,000	—	—		20,000,000
Executive Chairman	2022	1,000,000		10,000,000	—	—	9,000,000	—	—		20,000,000
	2021	1,000,000		20,000,000	5,025,000	—	9,000,000	—	—		35,025,000
Barry M. Gosin,	2023	1,000,000		6,500,000	40,000,000	—	—	—	238,735		47,738,735	(7)
Chief Executive Officer	2022	1,000,000		1,500,000	—	—	—	—	114,072	(6)	2,614,072	(7)
	2021	1,000,000		—	—	—	11,500,000	—	113,061		12,613,061
Michael J. Rispoli,	2023	850,000		—	—	—	500,000	—	—		1,350,000
Chief Financial Officer	2022	850,000		—	5,650,000	—	500,000	—	—		7,000,000
	2021	732,327	(8)	—	—	—	1,000,000	—	—		1,732,327
Stephen M. Merkel,	2023	500,000		—	—	—	1,000,000	—	—		1,500,000
Chief Legal Officer	2022	500,000		—	—	—	1,000,000	—	—		1,500,000
	2021	500,000		—	—	—	1,000,000	—	—		1,500,000

(1)

Column (d) includes $10,000,000 paid to Mr. Lutnick in each of 2023 and 2022 and $20,000,000 paid to Mr. Lutnick in 2021 in connection with the 2021 one-time Award described above under the heading “2021 Lutnick Award.” Column (d) does not include the remaining $10,000,000 of the Award which the Award Agreement provides shall be payable in 2024 subject to and in accordance with the terms of the Award.

For Mr. Gosin, the $6,500,000 in column (d) for 2023 represents the $5,000,000 discretionary cash bonus paid to Mr. Gosin in 2023 and approved by the Compensation Committee on December 12, 2023 and the $1,500,000 cash bonus Mr. Gosin received with respect to 2023 pursuant to the terms of the Gosin Employment Agreement, and the $1,500,000 in column (d) for 2022 represents the cash bonus Mr. Gosin received with respect to 2022 pursuant to the terms of the Gosin Employment Agreement.

(2)

Column (e) does not include units, or the monetization thereof, that have previously appeared in prior years and were reflected in column (g) of the table for each of those prior years at their full notional dollar values. Accordingly, the subsequent monetization of these units previously reported at full notional value does not appear again in column (e).

See “Compensation Discussion and Analysis—Vesting, Replacement and Exchange Right Grants in 2023,” “Compensation Discussion and Analysis—Replacement and Exchange Right Grants in 2022,” “Compensation Discussion and Analysis—Replacement and Exchange Right Grants in 2021,” “Compensation Discussion and Analysis—Replacement and Exchange Right Grants Related to the 2021 Equity Event” and “Compensation Discussion and Analysis—Standing Policy for Mr. Lutnick” for a discussion of the monetization events relating to these previously reported units.

(3)

The 2023 amount of $40,000,000 under column (e) for Mr. Gosin represents the fair value at the time of grant of 4,581,902 non-exchangeable Newmark Holdings NPSUs granted in 2023 to Mr. Gosin at $8.73 per unit (which was the price of our Class A common stock on February 10, 2023), which had a schedule for the grant of exchange rights pursuant to the terms of the Gosin Employment Agreement. These awards are presented in their totality in calendar year 2023 in accordance with SEC rules but were attributed ratably by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2022, 2023, 2024 and 2025. See “—Employment Agreements—Gosin Employment Agreement” below for more information, including regarding the criteria and schedule for the grant of exchange rights to these units.

The 2022 amount of $5,650,000 under column (e) for Mr. Rispoli represents the fair value at the time of grant of the 750,000 Newmark RSUs granted to Mr. Rispoli in connection with the execution of the Rispoli Employment Agreement on September 29, 2022. The award consisted of: (i) 100,000 Newmark RSUs granted as consideration for entering into the Rispoli Employment Agreement, (ii) 400,000 Newmark RSUs presented in their totality in calendar year 2022 in accordance with SEC rules but attributed ratably by the Compensation Committee to Mr. Rispoli’s compensation with respect to each of calendar years 2022, 2023, 2024, and 2025, and (iii) 250,000 RSUs presented in their totality in calendar year 2022 in accordance with SEC rules but attributed ratably by the Compensation Committee to Mr. Rispoli’s compensation with respect to each of calendar years 2022, 2023, 2024, 2025, and 2026. See “—Employment Agreements—Rispoli Employment Agreement” below for more information, including the schedule for the vesting of these RSUs. Information regarding the assumptions used in computing the fair value of the RSUs is included in “Note 27. Compensation” to the consolidated financial statements included in Item 8 of the Original Form 10-K.

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

In addition to the above, column (e) does not include the April 14, 2022 redemption of Mr. Gosin’s 905,371 BGC Holdings HDUs that were redeemed for a cash payment of $3,521,893 based upon a price of $3.89 per unit, which was the closing price of BGC Partners’ Class A common stock on April 14, 2022, as the redemption of such HDUs was not a compensation event.

(4)

The awards represented in column (g) for 2023 were approved on March 7, 2024, with additional adjustments to Mr. Rispoli’s award approved on March 26, 2024. The approval and issuance of the equity portions of the awards were effective April 1, 2024 and reflect a stock price of $10.00 per share (the closing price of $10.83 as of March 7, 2024 as adjusted by the then applicable exchange ratio of 0.9231) and reflect the bonus awards to our named executive officers (“NEOs”) under our Incentive Plan. For 2023, Mr. Lutnick’s Incentive Plan bonus was paid $4,000,000 in cash and $5,000,000 in the form of 500,000 non-exchangeable Newmark Holdings PSUs at $10 per unit; Mr. Rispoli’s bonus was paid $500,000 in cash; and Mr. Merkel’s bonus was paid $500,000 in cash and $500,000 in the form of 25,000 non-exchangeable Newmark Holdings PSUs and 25,000 non-exchangeable Newmark Holdings PPSUs at $10.00 per unit.

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

(5)

Mr. Gosin receives the use of a car and driver in connection with Mr. Gosin’s duties. Such personal benefits had an aggregate incremental cost of approximately $113,061 in 2021, $113,426 in 2022 and $238,735 in 2023. The use of a car and driver for Mr. Gosin was reduced in 2021 and 2022 due to the impact of the COVID-19 pandemic.

(6)

For 2022, Mr. Gosin received commissions in the amount of $646 payable in connection with brokerage transactions. This amount was paid in $65 in cash and $581 in the form of 1,519 non-exchangeable Newmark Holdings NPSUs.

(7)

The amount reflected as compensation for 2022 in the Summary Compensation Table excludes $10,000,000 awarded to Mr. Gosin pursuant to the Gosin Employment Agreement that the Compensation Committee attributed to compensation year 2022 when determining his compensation. Including this amount, Mr. Gosin’s total compensation for 2022 was $12,614,072. This $10,000,000 amount represented 25% of the 4,581,902 non-exchangeable Newmark Holdings NPSUs issued in 2023 to Mr. Gosin at $8.73 (which was the price of our Class A common stock on February 10, 2023). The grant date fair value of these 4,581,902 NPSUs is presented in its totality in calendar year 2023 in accordance with SEC rules but was attributed ratably by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2022, 2023, 2024 and 2025. Under applicable SEC rules, because the entire award of Newmark Holdings NPSUs was made in 2023 and provided a schedule for the grant of exchange rights to such NPSUs, it had a grant date fair value in 2023 of $40,000,000, which is reflected as compensation for 2023 in the Summary Compensation Table. See “—Employment Agreements—Gosin Employment Agreement” below for more information.

(8)	The amount in column (c) for 2021 for Mr. Rispoli reflects a salary rate of $700,000 from January through March 2021, and a salary rate of $750,000 for March through December 2021.

Grants of Plan-Based Awards

The following table shows all grants of plan-based awards to the named executive officers in 2023:

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
		Estimated Possible Payouts Under Non-Equity Incentive Plan			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Grant Awards: Number of Shares of Stock or Units(2) (#)	All Other Grant Awards: Number of Securities Underlying Options (#)	Exercise of Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)(1)	Threshold (#)	Target (#)	Maximum (#)
Howard W. Lutnick		—	—	25,000,000	—	—	—	—	—	—	—
Barry M. Gosin		—	—	25,000,000	—	—	—	—	—	—	—
	2/10/2023	—	—	—	—	—	—	4,581,902	—	—	40,000,000
Michael J. Rispoli		—	—	25,000,000	—	—	—	—	—	—	—
Stephen M. Merkel		—	—	25,000,000	—	—	—	—	—	—	—

(1)

The amounts in column (e) reflect the maximum possible individual payment under the Incentive Plan. During 2023, there were no specific minimum and target levels under the Incentive Plan. The $25,000,000 maximum amount was the maximum annual amount available for payment to any one executive officer under the Incentive Plan for 2023, and our Compensation Committee retained negative discretion to award less than this amount. Actual amounts paid to each named executive officer for 2023 are set forth in column (g) of the Summary Compensation Table.

(2)

On February 10, 2023, Mr. Gosin executed the Gosin Employment Agreement, pursuant to which he received an aggregate of 4,581,902 non-exchangeable NPSUs which will receive exchange rights as scheduled in the Gosin Employment Agreement, and which had an aggregate grant date fair value of $40,000,000. See “—Employment Agreements—Gosin Employment Agreement” below for more information, including regarding the criteria and schedule for the grant of exchange rights to these units.

Outstanding Equity Awards at Fiscal Year End

None of the named executive officers held any unexercised options as of December 31, 2023. The following table shows all exchangeable units representing a right to acquire shares of our Class A common stock and unvested RSUs held by each of the named executive officers as of December 31, 2023:

	Option Awards					Stock Awards
(a) Name	(b) Number of Securities Underlying Unexercised Options/ Exchangeable Units Exercisable/ Exchangeable (1) (#)	(c) Number of Securities Underlying Unexercised Options/ Exchangeable Units Unexercisable/ Unexchangeable (2) (#)	(d) Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(3)	(e) Option Exercise Price ($)	(f) Option Expiration Date	(g) Number of Shares or Units of Stock That Have Not Vested (#)(4)	(h) Market Value of Shares or Units of Stock That Have Not Vested ($)(4)	(i) Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	(j) Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard W. Lutnick	828,008	—	—	—	—	—	—	—	—
Barry M. Gosin	734,212	—	—	—	—	—	—	—	—
Michael J. Rispoli	25,127	—	—	—	—	—		—	—
	—	—	—	—	—	735,710	8,063,382	—	—
Stephen M. Merkel	—	—	—	—	—	—	—	—	—

(1)

The numbers in column (b) represent the number of shares of Class A common stock issuable if the exchangeable Newmark Holdings spin-off units, granted in connection with the Spin-Off (“SPUs”), PSUs, and APSUs held by our NEOs, which may be exchanged at any time on a 1:0.9231 basis (based on the exchange ratio as of December 31, 2023 for shares of Newmark’s Class A common stock, subject to adjustment and the terms of the Separation and Distribution Agreement), are exchanged. As of December 29, 2023, the closing market price of a share of Class A common stock was $10.96.

For Mr. Lutnick, column (b) represents 810,609 exchangeable Newmark Holdings PSUs, and 86,377 exchangeable SPUs held as of December 31, 2023, which if exchanged at the exchange ratio as of December 31, 2023 for shares of Newmark’s Class A common stock, would be exchanged for 828,008 shares.

For Mr. Gosin, column (b) represents 611,167 exchangeable Newmark Holdings PSUs, 123,336 exchangeable Newmark Holdings APSUs, and 60,873 exchangeable Newmark Holdings SPUs held as of December 31, 2023, which if exchanged at the exchange ratio as of December 31, 2023 for shares of Newmark’s Class A common stock, would be exchanged for 734,212 shares.

For Mr. Rispoli, column (b) represents 26,784 exchangeable Newmark Holdings PSUs, and 436 exchangeable Newmark Holdings SPUs held as of December 31, 2023, which if exchanged at the exchange ratio as of December 31, 2023 for shares of Newmark’s Class A common stock, would be exchanged for 25,127 shares.

As of December 31, 2023, the executives held the following non-exchangeable Newmark Holdings PSUs, NPSUs or APSUs that are eligible to be granted exchange rights into Newmark Class A common stock: Mr. Lutnick: 1,462,450 units; Mr. Gosin: 5,477,827 units (inclusive of the non-exchangeable units described below in footnote (3)); Mr. Rispoli: 61,295 units; and Mr. Merkel: 103,632 units.

As of December 31, 2023, Messrs. Rispoli and Merkel did not hold any non-exchangeable Newmark Holdings NPSUs/NPPSUs that are eligible to be replaced by non-exchangeable Newmark Holdings PSUs/PPSUs, which in turn would be eligible to be granted exchange rights for shares of Newmark Class A common stock or cash.

(2)

Column (c) does not include non-exchangeable Newmark Holdings PPSUs held as of December 31, 2023 because they did not represent a right to acquire our Class A common stock. As of December 31, 2023, the non-exchangeable Newmark Holdings PPSUs held by the named executive officers were as follows: Mr. Lutnick: 81,275 units; Mr. Gosin: 0 units; Mr. Rispoli: 61,295 units; and Mr. Merkel: 103,632 units.

(3)

For Mr. Gosin, column (d) excludes (i) the aggregate of 2,301,721 non-exchangeable PSUs that Mr. Gosin received in conversion of 2,290,951 NPSUs, as adjusted by the then current exchange ratio, pursuant to the Gosin Employment Agreement on April 1, 2023 and December 31, 2023; and (ii) the 2,290,951 NPSUs remaining from the award of 4,581,902 NPSUs that Mr. Gosin received on February 10, 2023. These PSUs began receiving exchange rights in ratable portions on December 31, 2023, in accordance with the terms and conditions as set forth in the Gosin Employment Agreement. See “Employment Agreements—Gosin Employment Agreement” below for more information and the schedule of the grant of exchange rights to these units.

(4)

Mr. Rispoli’s unvested 735,710 Newmark RSUs had an aggregate market value of $8,063,382 as of December 31, 2023, based on the closing price of our Class A common stock of $10.96 on December 29, 2023. See “Employment Agreements—Rispoli Employment Agreement” for more information of the vesting schedule of these RSUs.

Option Exercises and Stock Vested

During 2023, Newmark had no outstanding stock options and no options were exercised by any of the named executive officers. During 2023, certain RSUs held by Mr. Rispoli vested during pursuant to the terms of the Rispoli Employment Agreement, as detailed in the following table:

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on Vesting (#)	Value realized on vesting ($)(1)
Michael J. Rispoli	—	—	14,290	$91,885

(1)

Represents the fair market value of Mr. Rispoli’s 14,290 shares of Class A common stock that vested on October 1, 2023 pursuant to the terms of the RSUs issued under his employment agreement, calculated based upon the closing price of the Company’s Class A common stock on October 1, 2023, which was $6.43. See “—Employment Agreements—Rispoli Employment Agreement” for more information on the vesting schedule of these RSUs.

Potential Payments upon Termination and Change in Control

The following table provides information regarding the estimated amounts payable to the named executive officers listed below if the specified events had occurred on December 31, 2023 under their change in control and other agreements, described below, as in effect on December 31, 2023. Mr. Merkel is not eligible for additional benefits upon termination or a change in control. All amounts are determined, where applicable, using the $10.96 closing market price of our Class A common stock as of December 29, 2023, in accordance with SEC rules, and the exchange ratio of 0.9231 as of December 31, 2023. All amounts, including estimated vesting of compensation and tax gross-up payments, are subject to the specific terms and conditions set forth in the applicable change in control or other agreements and applicable law. Terms used below are as defined in the applicable agreement:

Name	Base Salary	Bonus ($)	Earned but Unpaid Commissions	Lump-Sum Payment	Non- Compete Payments ($)	Vesting of Equity Compensation ($)	Welfare Benefit Continuation ($)	Tax Gross- Up Payment ($)	Total ($)
Howard W. Lutnick(1)(2)(3)
Termination of Employment in connection with a Change in Control	2,000,000	18,000,000	—	—	—	16,045,864	125,697	—	36,171,561
Extension of Employment in connection with a Change in Control/Subsequent Termination without Cause within Three Years.	1,000,000	9,000,000	—	—	—	16,045,864	125,697	—	26,171,561
Termination of Employment without Cause or involuntary removal from the position of Chairman on or after a Change in Control.	—	10,000,000	—	—	—	—	—	—	10,000,000
Barry M. Gosin(4)(5)(6)(7)
Termination of Employment due to death or disability prior to a Change in Control	1,000,000	1,500,000	—	—	2,000,000	32,242,242	—	—	36,742,242
Termination of Employment without Cause during the term of the Employment Agreement other than death or disability	1,000,000	4,500,000	—	—	2,000,000	57,351,051	134,807	—	64,985,858
Termination of Employment without Cause in connection with a Change in Control or retirement	1,000,000	—	—	12,500,000	2,000,000	57,351,051	134,807	—	72,985,858
Michael Rispoli(8)(9)
Termination of Employment without Cause in connection with a Change in Control	—	—	—	1,500,000	—	9,395,648	28,754	—	10,924,402

(1)

Mr. Lutnick is also entitled to a tax gross-up for excess parachute payments, if any, that would be due in respect of the impact a Change in Control would have on certain of his outstanding partnership units as stated in footnote (1). There is no aggregate tax-gross up payment upon either a termination of employment, or upon an extension of employment, in connection with a Change in Control due when calculated based upon the equity compensation in footnote (2), base salary, bonus, and welfare benefit continuation as of December 31, 2023.

(2)

If a Change in Control occurred on December 31, 2023 and Mr. Lutnick elected to terminate his employment prior to such time, Mr. Lutnick would have had the right to receive a lump sum cash payment in an amount equal to the product of (i) two and (ii) the sum of (A) his annual base salary of $1,000,000 and (B) his prior year annual bonus of $9,000,000. If a Change in Control occurred on December 31, 2023 and Mr. Lutnick did not so elect, and again in the subsequent event that, during the three-year period immediately following a Change in Control, Mr. Lutnick’s employment is terminated without Cause (other than by reason of his death or Disability), in each instance Mr. Lutnick would have the right to receive a lump sum cash payment in an amount equal to the sum of his annual base salary of $1,000,000 and his prior year annual bonus of $9,000,000.

Immediately prior to a Change in Control, Mr. Lutnick would have had the right to receive (i) replacement of any partnership units ineligible for exchange rights with new partnership units eligible for such exchange rights; (ii) grants of immediately exercisable exchange rights into stock or cash, as applicable, with respect to any non-exchangeable limited partnership units (including those replacement units described in clause (i)); and (iii) the immediate lapse of any restrictions on transferability of any shares of restricted stock and vesting of any restricted stock units held by him at such time.

As of December 31, 2023, Mr. Lutnick held 1,462,450 non-exchangeable PSUs. Based on the closing price of Newmark Class A common stock of $10.96 on December 29, 2023 and the exchange ratio of 0.9231 as of December 31, 2023 with respect to the distribution earning units (i.e., the exchange ratio is not applicable to the NPSUs), the aggregate fair value of the shares and cash underlying such grants would have been $14,795,864.

As of December 31, 2023, Mr. Lutnick held 81,275 PPSUs with a determination amount of $1,250,000.

As of December 31, 2023, Mr. Lutnick did not hold any shares of our restricted stock or restricted stock units. See “—Change of Control Agreements.”

(3)

Subject to and in accordance with the terms of Mr. Lutnick’s 2021 one-time Award, in the event of (i) a termination of Mr. Lutnick’s employment by the Company without Cause or (ii) an involuntary removal of Mr. Lutnick from the position of Chairman of the Board on or after the occurrence of a Change in), any amounts not vested will immediately become fully vested. The provisions of the Change of Control Agreement do not apply to Mr. Lutnick’s Award.

(4)

Upon a termination of Mr. Gosin due to death or permanent physical disability, (i) any unpaid Cash Bonus amount due with respect to a completed calendar year shall be paid in full; (ii) any unpaid Cash Bonus amount due with respect to the calendar year in which the date of termination occurs shall be paid pro-rata for the period of January 1 of such year to the date of termination; (iii) a prorated number of NPSUs issued as the Deferred Comp Bonus Advance and scheduled to convert into PSUs on the next Conversion Date will so convert (and any remaining NPSUs subject to the Deferred Comp Bonus Advance shall be forfeited); and (iv) Mr. Gosin’s then non-exchangeable units, but excluding any portion of the Deferred Comp Bonus Advance in NPSU form, will, as determined by the General Partner of Newmark Holdings and as adjusted by the then-current exchange ratio, as applicable, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such termination. See “—Employment Agreements—Gosin Employment Agreement” below.

As of December 31, 2023, Mr. Gosin held 5,477,827 non-exchangeable units, of which 3,186,877 were not a portion of the Deferred Comp Bonus Advance in NPSU form. Based on the closing price of our Class A common stock of $10.96 on December 29, 2023 and the exchange ratio of 0.9231 as of December 31, 2023 with respect to the distribution earning units (i.e., the exchange ratio is not applicable to the NPSUs) the value of the monetization of his units would have been $32,242,184.

(5)

Upon a termination of Mr. Gosin’s employment without Cause, Mr. Gosin shall receive (i) any unpaid Cash Bonus amounts on the originally scheduled payment dates; and (ii) Mr. Gosin’s then non-exchangeable units will, as determined by the General Partner of Newmark Holdings and adjusted by the then-current exchange ratio, as applicable, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such termination. See “—Employment Agreements—Gosin Employment Agreement” below.

As of December 31, 2023, Mr. Gosin held 5,477,827 non-exchangeable units. Based on the closing price of our Class A common stock of $10.96 on December 29, 2023 and the exchange ratio of 0.9231 as of December 31, 2023 with respect to the distribution earning units (i.e., the exchange ratio is not applicable to the NPSUs) the value of the monetization of his units would have been $57,351,051.

(6)

In the event that, during the three-year period immediately following a Change of Control, Mr. Gosin’s employment is terminated without Cause, Mr. Gosin would have the right to receive: (i) a lump sum cash payment of $12,500,000; and (ii) Mr. Gosin’s then non-exchangeable units will, as determined by the General Partner of Newmark Holdings and adjusted by the then-current exchange ratio, as applicable, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over the first (1st) through third (3rd) anniversaries of such termination. (See “—Employment Agreements—Gosin Employment Agreement” below).

As of December 31, 2023, Mr. Gosin held 5,477,827 non-exchangeable units. Based on the closing price of our Class A common stock of $10.96 on December 29, 2023 and the exchange ratio of 0.9231 as of December 31, 2023 with respect to the distribution earning units (i.e., the exchange ratio is not applicable to the NPSUs) the value of the monetization of his units would have been $57,351,051.

(7)

As of December 31, 2023, following a termination of Mr. Gosin’s employment for any reason, he would be eligible to receive a monthly cash payment equal to $83,333 in exchange for his compliance with non-compete obligations for 24 months. See “—Employment Agreements—Gosin Employment Agreement” below for more information.

(8)

Upon a Change of Control as of December 31, 2023, (i) any PSUs or PPSUs held by Mr. Rispoli will be redeemed for cash or stock ratably over the first through third anniversaries of such Change of Control, or exchanged into restricted stock that becomes transferable ratably over the first through third anniversaries of such Change of Control, in each case as adjusted by the then-current exchange ratio and determined by Newmark Holdings, and (ii) any then-unvested RSUs held by Mr. Rispoli that would not otherwise vest under their terms by the third anniversary of such Change of Control will vest into stock or cash ratably over the first through third anniversaries of such Change of Control, provided that Mr. Rispoli remains employed and in good standing pursuant to the employment agreement. See “—Change of Control Agreements.”

As of December 31, 2023, Mr. Rispoli held 61,295 non-exchangeable PSUs. Based on the closing price of our Class A common stock of $10.96 on December 29, 2023 and the exchange ratio of 0.9231 as of December 31, 2023, the value of monetization of his units would have been $620,132.

As of December 31, 2022, Mr. Rispoli held 61,293 PPSUs with a determination amount of $712,134.

As of December 31, 2023, Mr. Rispoli held 735,710 RSUs. Based on the closing price of Class A common stock of $10.96 on December 29, 2023, these 750,000 RSUs had a value of $8,063,382.

(9)

Additionally, in the event that, during the three-year period immediately following a change of control, Mr. Rispoli’s employment is terminated without Cause, Mr. Rispoli will be entitled to a lump-sum payment of $1,500,000 subject to delivery by Mr. Rispoli to the Company of an irrevocable release of claims in favor of the Company and its affiliates in customary form. See “—Employment Agreements—Rispoli Employment Agreement.”

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

Under the Change of Control Agreement, if a change in control of the Company occurs (which will occur in the event that none of Cantor or any of its affiliates has a controlling interest in us) and Mr. Lutnick elects to terminate his employment with us upon the change in control pursuant to a written notice of his resignation provided at any time prior to the change in control, he will receive in a lump sum in cash an amount equal to two times the sum of his annual base salary and his prior year’s annual bonus, and receive medical benefits for two years after the termination of his employment (provided that, if Mr. Lutnick becomes re-employed and is eligible to receive medical benefits under another employer-provided plan, the former medical benefits will be secondary to the latter). If a change in control occurs and (i) Mr. Lutnick does not so elect to terminate his employment with us or (ii) in the event that, during the three-year period following the change in control, his employment is terminated by us (other than by reason of his death or disability), he will receive in a lump sum in cash an amount equal to his annual base salary and his prior year’s annual bonus, and receive medical benefits (provided, in the event of (ii), that such medical benefits will be received for two years after the termination of his employment and provided, further, that if Mr. Lutnick becomes re-employed and is eligible to receive medical benefits under another employer-provided plan, the former medical benefits will be secondary to the latter).The Change of Control Agreement further provides for certain tax gross-up payments, provide for no duty of Mr. Lutnick to mitigate amounts due by seeking other employment and provide for payment of legal fees and expenses as a result of any dispute with respect to the Change of Control Agreement. The Change of Control Agreement further provides for indemnification of Mr. Lutnick in connection with a challenge thereof. In the event of death or disability, or termination in the absence of a change in control, Mr. Lutnick will be paid only his accrued salary to the date of death, disability, or termination. The Change of Control Agreement is terminable by the Company upon two years’ advance notice on or after the 10-year anniversary of the closing of the IPO.

As of the date hereof, Mr. Lutnick is party to a substantially similar change of control agreement with BGC.

On February 10, 2023, Mr. Gosin entered into an amended and restated employment agreement with Newmark OpCo and Newmark Holdings which replaced his prior employment agreement, as amended from time to time, effective as of December 1, 2017, and which includes certain change of control provisions. See the heading “Employment Agreements—Gosin Employment Agreement” below for more information.

On September 29, 2022, Mr. Rispoli entered into an employment agreement with Newmark OpCo and Newmark Holdings which includes certain change of control provisions. See the heading “Employment Agreements—Rispoli Employment Agreement” below for more information.

2021 Lutnick Award Agreement

On December 27, 2021, the Compensation Committee approved the one-time bonus Award to Mr. Lutnick which was evidenced by the execution and delivery of the Award Agreement, dated December 28, 2021, and described in detail above under the heading “2021 Lutnick Award.” The provisions of the Change of Control Agreement do not apply to the Award.

Employment Agreements

Gosin Employment Agreement

On February 10, 2023, Mr. Gosin entered into the Gosin Employment Agreement with Newmark OpCo and Newmark Holdings, which replaced his prior employment agreement, as amended from time to time, effective as of December 1, 2017. In connection with the Gosin Employment Agreement, the Compensation Committee approved (i) for a term through at least 2024, with the term running through 2025, an annual cash bonus of $1,500,000; (ii) an upfront award of four tranches of 1,145,475 Newmark NPSUs each (calculated by dividing $10,000,000 by the Company’s stock price of $8.73 on February 10, 2023) attributable to each year of the term and (iii) the continued ability to receive discretionary bonuses, if any, subject to approval of the Compensation Committee.

In accordance with the Gosin Employment Agreement, Mr. Gosin’s non-exchangeable NPSUs award has the following features: (i) the non-exchangeable NPSUs shall convert into non-exchangeable PSUs, provided that, as of each applicable conversion date: (x) Newmark, inclusive of its affiliates, earns, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable award of PSUs is to be converted and (y) Mr. Gosin is still performing substantial services exclusively for Newmark or an affiliate, has not given notice of termination of his services except for circumstances set forth in the Gosin Employment Agreement, and has not breached his obligations under the Partnership Agreement; and (ii) such PSUs as converted from NPSUs shall become exchangeable in ratable portions as represented in the table below:

% of NPSUs converted to PSUs	NPSU to PSU effective Conversion Date	Distribution- Earning Date	Ratable Portion of the PSU Award becoming Exchangeable Per Year	Effective Exchangeable Dates
25%	April 1, 2023	April 1, 2023	1/7th per year through December 31, 2025 (or December 31, 2024 should the Initial Term end December 31, 2024); 1/4th of the then-remaining balance per year thereafter	December 31 of 2023-2029 (or 2028 should Initial Term end December 31, 2024)
25%	December 31, 2023	January 1, 2024	Same as above	December 31 of 2024-2029 (or 2028 should Initial Term end December 31, 2024)
25%	December 31, 2024	January 1, 2025	Same as above	December 31 of 2025-2029 (or 2028 should Initial Term end December 31, 2024)
25% (Only applicable if Initial Term ends December 31, 2025)	December 31, 2025	January 1, 2026	1/4th per year	December 31 of 2026-2029

The Gosin Employment Agreement provides that Mr. Gosin’s yearly salary will be $1,000,000. The employment agreement provides for a term through at least 2024, with the term running through 2025.

During Mr. Gosin’s term of employment, Newmark OpCo may terminate the Gosin Employment Agreement for “Cause,” as defined therein, without further obligation, or due to Mr. Gosin’s death or disability. If Mr. Gosin is terminated without Cause (other than due to Mr. Gosin’s death or disability), (i) he shall be entitled to receive, subject to his execution and delivery of a customary release, (x) his salary through the remainder of the term of employment and (y) any unpaid cash bonus amounts on the originally scheduled payment dates and (ii) Mr. Gosin’s then non-exchangeable partnership units will, as determined by the General Partner of Newmark OpCo, be (a) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination; or (b) exchanged into restricted shares of stock and become transferable ratably over first (1st) through third (3rd) anniversaries of such termination (provided that, with respect to clauses (a) and (b), Mr. Gosin continues to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the Gosin Employment Agreement through the applicable transfer date). If Mr. Gosin is terminated due to his death or permanent physical disability, (i) he shall be entitled to receive, subject to his execution of a customary release, (a) his salary through the date of termination, (b) any unpaid cash bonus amount due with respect to a completed calendar year paid in full and (c) any unpaid cash bonus amounts due with respect to the calendar year in which the date of termination occurs, paid pro-rata for the period of January 1 of such year to the date of termination, (ii) a prorated number of the NPSUs issued as described above and scheduled to convert into PSUs on the next conversion date will so convert (and any remaining NPSUs shall be forfeited), and (iii) Mr. Gosin’s PSUs (but excluding the NPSU award described above) will, as determined by the applicable General Partner, be (y) redeemed for cash or stock ratably over the first (1st) through third (3rd) anniversaries of such termination or (z) exchanged into restricted shares of stock and become transferable ratably over first (1st) through third (3rd) anniversaries of such termination (provided that, with respect to clauses (y) and (z), in the case of disability, Mr. Gosin continues to satisfy the non-compete, non-solicitation and non-disparagement conditions set forth in the Gosin Employment Agreement through the applicable transfer date).

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

Rispoli Employment Agreement

On September 29, 2022, Mr. Rispoli entered into the Rispoli Employment Agreement with Newmark OpCo and Newmark Holdings. In connection with the Rispoli Employment Agreement, the Compensation Committee approved the following for Mr. Rispoli: (i) an award of 500,000 Newmark RSUs, divided into tranches of 100,000 RSUs each that vest on a seven-year schedule as follows:

# of RSUs in First Award	Ratable Portion of the 100,000 Tranche Vesting Per Year	Vesting Dates
100,000	1/7th	October 1 of 2023-2029
100,000	1/7th	March 15 of 2024-2030
100,000	1/7th	March 15 of 2025-2031
100,000	1/7th	March 15 of 2026-2032
100,000	1/7th	March 15 of 2027-2033

and (ii) an award of 250,000 Newmark RSUs, divided into tranches of 50,000 RSUs each that vest on a seven-year schedule as follows:

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

2023 Principal Executive Officer Pay Ratio

The following information contains the relationship of the median annual total compensation of employees and brokers of Newmark and its subsidiaries to the annual total compensation of Mr. Lutnick, our Executive Chairman and principal executive officer.

For 2023, we used the same median employee we used in 2022 as permitted by the SEC. Our median employee was an Administrative Assistant in the United States. There has been no change in organizational structure, employee demographics or any employee compensation arrangements that would significantly affect our ability to use the previously identified median employee for this disclosure.

The pay ratio for the annual total compensation of the median employee to the principal executive officer was calculated for the 2023 fiscal year in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K and the pay ratio was determined to be as follows:

•	the annual total compensation of the median employee of the Company (other than the Executive Chairman) was $94,417;

•	the annual total compensation of the Executive Chairman, as reported in the Summary Compensation Table, was $20,000,000; and

•	the ratio of the annual total compensation of the Executive Chairman to the median employee of the Company was approximately 212 to 1.

The foregoing comparison includes the payment to Mr. Lutnick of his 2023 tranche of his Award in the amount of $10,000,000. If the 2023 tranche of his Award is excluded for the year, his annual total compensation would have been $10,000,000 and the ratio of the annual total compensation of the Executive Chairman to the median employee of the Company would have been approximately 106 to 1.

As an additional comparison, the pay ratio for the annual total compensation of the median employee to Mr. Gosin, our Chief Executive Officer, calculated on the same basis was approximately 506 to 1. For 2023, this ratio calculation includes the $40,000,000 aggregate grant date fair value of Mr. Gosin’s award under the Gosin Employment Agreement which was presented in its totality in our Summary Compensation Table for calendar year 2023 in accordance with SEC rules but was attributed ratably by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2022, 2023, 2024 and 2025. See “Employment Agreements—Gosin Employment Agreement” for more information.

Pay Versus Performance
We are required by SEC rules to disclose information regarding the relationship between
compensation actually paid to Howard
W
. Lutnick,
ou
r principal executive officer (“PEO”) and NEOs other than the PEO (the
“non-PEO
NEOs”) and the financial performance of the Company. The following table sets forth additional compensation information for Howard W. Lutnick, our Executive Chairman, who serves as PEO, and the non-PEO
NEOs, along with total shareholder return (“TSR”), net income, and the “Company Selected Measure,” which we have selected as Total Revenues, each for fiscal years 2020, 2021, 2022 and 2023. The amounts set forth below under the headings “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to
Non-PEO
NEOs” have been calculated in a manner consistent with Item 402(v) of Regulation
S-K.
Footnote (5) below sets forth the adjustments from the Total Compensation for the PEO and Average Total Compensation for the
non-PEO
NEOs reported in the Summary Compensation Table to arrive at the values presented for compensation actually paid for each of the fiscal years shown.

Year	Summary Compensation Table Total for PEO(1)	Compensation Actually Paid to PEO(1)(5)	Average Summary Compensation Table Total for Non-PEO NEOs(2)	Average Compensation Actually Paid to Non-PEO NEOs(2)(5)	Value of Initial Fixed $ 100 Investment Based On:		Net Income (in thousands)	Total Revenues(4)
					Total Shareholder Return	Peer Group Total Shareholder Return(3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2023	$20,000,000	$20,192,500	$16,862,912	$21,713,811	$85.30	$128.18	$62,375	$2,470,368
2022	$20,000,000	$20,263,064	$3,704,691	$3,683,250	$60.98	$106.86	$112,545	$2,705,527
2021	$35,025,000	$35,139,752	$5,281,796	$5,290,923	$141.69	$162.59	$978,134	$2,906,443
2020	$4,125,000	$4,135,112	$3,590,821	$3,622,332	$55.06	$95.11	$109,277	$1,904,998

(1)
The PEO was Mr. Lutnick during all periods presented. The amount reported for Mr. Lutnick for 2021 includes $20,000,000 paid to Mr. Lutnick in 2021 in connection with the one-time
Award which was approved by the Compensation Committee on December 27, 2021 in consideration of his success in managing certain aspects of the Company’s performance as its PEO and Chairman. Mr. Lutnick has purchased Newmark Class A common stock with the after-tax
proceeds of the initial tranche of the Award. The amount reported for Mr. Lutnick for 2022 includes $10,000,000 paid to Mr. Lutnick for the 2022 tranche of the Award. The amount reported for Mr. Lutnick for 2023 includes $10,000,000 paid to Mr. Lutnick for the 2023 tranche of the Award. For further information on the Award, see “Compensation, Discussion and Analysis—2021 Lutnick Award.”

(2)
The
non-PEO
NEOs in fiscal years 2023, 2022, 2021 and 2020 consisted of Messrs. Gosin, Rispoli and Merkel. Average Compensation actually paid to non-PEO
NEOs in the table above includes (i) the $5,650,000 aggregate grant date fair value of Mr. Rispoli’s award under the Rispoli Employment Agreement which was presented in its totality in our Summary Compensation Table for calendar year 2022 in accordance with SEC rules but was attributed ratably by the Compensation Committee to Mr. Gosin’s compensation with respect to each of calendar years 2022, 2023, 2024, 2025, and 2026, and (ii) the $40,000,000 aggregate grant date fair value of Mr. Gosin’s award under the Gosin Employment Agreement which was presented in its totality in our Summary Compensation Table for calendar year 2023 in accordance with SEC rules but was attributed ratably by the Compensation Committee to Mr. Rispoli’s compensation with respect to each of calendar years 2022, 2023, 2024 and 2025. See “Compensation, Discussion and Analysis—Employment Agreements” for more information.

(3)
The peer group consists of CBRE Group, Inc., Colliers International Group, Inc., Jones Lang LaSalle Incorporated, Savills plc and Cushman & Wakefield plc. The returns of the peer group companies have been weighted according to their U.S. dollar stock market capitalization for purposes of arriving at a peer group average. TSR is calculated as the cumulative total stockholder return, on a gross dividend reinvestment basis, of $100 invested in shares of each of the Company and the peer group invested on December 31, 2019.

(4)
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

(5)
For each year, “Compensation Actually Paid to PEO” in column (c) and “Average Compensation Actually Paid to
Non-PEO
NEOs” in column (e) reflect the following adjustments from Total Compensation amounts reported in the Summary Compensation Table (all amounts are averages for the non-PEO
NEOs). As described in the footnotes to the Summary Compensation Table, these adjustments do not include Newmark Holdings units that were the subject of dollar-denominated awards under the Incentive Plan included in column (g) of the Summary Compensation Table at full notional value and not subsequently reportable as “Equity Awards.”

Adjustments to Determine Compensation Actually Paid to PEO	2023	2022	2021	2020
Deduction for change in actuarial present value of accumulated benefit unde r all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—
Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—
Deduction for amounts reported under the “Equity Awards” column in the Summary Compensation Table	—	—	$(5,025,000)	—
Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	—	—	—	—
Increase for fair value of stock and option awards granted during year that are outstanding and unvested as of year-end	—	—	—	—
Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	—	—	—	—
Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	—	—	$5,025,000	—
Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during year or at year-end	—	—	—	—
Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during year	—	—	—	—
Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year	$192,500	$263,063.78	$114,752.04	$10,111.72

Total Adjustments	$192,500	$263,063.78	$114,752.04	$10,111.72

Adjustments to Determine Average Compensation Actually Paid to Non-PEO NEOs	2023	2022	2021	2020
Deduction for change in actuarial present value of accumulated benefit under all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—
Increase for aggregate of service cost and prior service cost for all defined benefit and actuarial pension plans reported in the Summary Compensation Table	—	—	—	—
Deduction for amounts reported under the “Equity Awards” column in the Summary Compensation Table	$(13,333,333)	$(1,883,333)	—	—
Deduction for amounts reported under the “Option Awards” column in the Summary Compensation Table	—	—	—	—
Increase for fair value of stock and option awards granted during year that are outstanding and unvested as of year-end	$16,778,558	$1,860,833	—	—
Increase/deduction for change in fair value as of year-end (from prior year-end) of stock and option awards granted in any prior year that were outstanding and unvested as of year-end	$733,258	—	—	—
Increase for fair value as of vesting date of stock and option awards granted and vested in the same year	$645,924	—	—	—
Increase/deduction for change in fair value as of vesting date (from prior year-end) of stock and option awards granted in any prior year for which all vesting conditions were satisfied during year or at year-end	$(7,336)	—	—	—
Deduction for fair value as of prior year-end of stock and option awards granted in any prior year that were forfeited during year	—	—	—	—
Increase for dollar value of any dividends or other earnings paid on stock or option awards in the year prior to the vesting date that are not otherwise included in total compensation for the year	$33,829	$1,059	$9,127	$31,511

Total Adjustments	$4,850,899	$(21,441)	$9,127	$31,511

Analysis of the Information Presented in the Pay Versus Performance Table
While we utilize several performance measures to align executive compensation with Company performance, not all of those measures are presented in the Pay Versus Performance table set forth above. Moreover, in determining the compensation of our executive officers, our Compensation Committee considers a holistic view of a variety of factors, both qualitative and quantitative, consistent with our periodic overall goals and therefore we do not specifically align our performance measures with compensation that is actually paid (as computed in accordance with SEC rules) for a particular year. See “Compensation Discussion and Analysis—Compensation Philosophy” for more information.
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
NEOs and (2) the Company’s performance with respect to TSR, net income and Total Revenues, our Company Selected Measure:

TSR.
The graphs below show the relationship between (1) compensation actually paid to our PEO and the average of compensation actually paid to our non-PEO
NEOs and our cumulative TSR and (2) our cumulative TSR and peer group TSR, over the four fiscal years ended December 31, 2023.

Note: “Compensation actually paid to PEO” in the table above includes $20,000,000 paid to Mr. Lutnick in 2021, $10,000,000 paid to Mr. Lutnick in 2022 and $10,000,000 paid to Mr. Lutnick in 2023 in connection with the Award. “Average compensation actually paid to
Non-PEO”
in the table above includes the $5,650,000 aggregate grant date fair value of Mr. Rispoli’s award under the Rispoli Employment Agreement in 2022 and the $40,000,000 aggregate grant date fair value of Mr. Gosin’s award under the Gosin Employment Agreement in 2023.

Net Income
. The graph below shows the relationship between compensation actually paid to our PEO and the average of the compensation actually paid to our non-PEO
NEOs and net income, as reported in our consolidated financial statements, over the four fiscal years ended December 31, 2023.

Note: “Compensation actually paid to PEO” in the table above includes $20,000,000 paid to Mr. Lutnick in 2021, $10,000,000 paid to Mr. Lutnick in 2022 and $10,000,000 paid to Mr. Lutnick in 2023 in connection with the Award. “Average compensation actually paid to
Non-PEO”
in the table above includes the $5,650,000 aggregate grant date fair value of Mr. Rispoli’s award under the Rispoli Employment Agreement in 2022 and the $40,000,000 aggregate grant date fair value of Mr. Gosin’s award under the Gosin Employment Agreement in 2023.

Company Selected Measure (CSM).
The graph below shows the relationship between compensation actually paid to our PEO and the average of the compensation actually paid to our non-PEO
NEOs and our Total Revenues over the four fiscal years ended December 31, 2023.

Note: “Compensation actually paid to PEO” in the table above includes $20,000,000 paid to Mr. Lutnick in 2021, $10,000,000 paid to Mr. Lutnick in 2022 and $10,000,000 paid to Mr. Lutnick in 2023 in connection with the Award. “Average compensation actually paid to
Non-PEO”
in the table above includes the $5,650,000 aggregate grant date fair value of Mr. Rispoli’s award under the Rispoli Employment Agreement in 2022 and the $40,000,000 aggregate grant date fair value of Mr. Gosin’s award under the Gosin Employment Agreement in 2023.
Performance Measures Tabular List
The table below lists our most important performance measures, including the Company Selected Measure, used to link com
pensation actually paid for our NEOs to Company performance for the fiscal year ended December 31, 2023. The performance measures included in this table are not ranked by relative importance.
Performance Measures

Total Revenues
Pre-tax Adjusted Earnings
Origination and Mortgage Broker Market Share
Catalyst Transactions and Hires, Acquisitions, and Strategy Development
Fees from Management Services, Servicing, and Other
Retentive Compensation Considerations
Significant Client Transaction Volumes

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

We also pay each non-employee director $2,000 for each meeting of our Board of Directors and $1,000 for each meeting of a Committee of our Board actually attended, whether in person or by telephone. Additional fees may be paid for service or special ad hoc committees from time to time. Under our policy, none of our non-employee directors is to be paid more than $3,000 in the aggregate for attendance at meetings held on the same date. Only one meeting of our Board and Committees shall occur on each calendar day for which payment shall be provided. Non-employee directors may also receive additional per diem fees for services as a director at the rate of $1,000 per day, with a limit of $5,000 per matter, for additional time spent on Board or Committee matters as directed from time to time by our Board. Non-employee directors also are reimbursed for all out-of-pocket expenses incurred in attending meetings of our Board or its Committees on which they serve. From time to time, our Board and Committees may receive an additional stipend for service on other special committees or similar service.

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

2023 Director Compensation Payments

The table below summarizes the compensation paid to our non-employee directors for the year ended December 31, 2023.

(a) Name (1)	(b) Fees Earned or Paid in Cash ($)	(c) Stock Awards ($)(2)	(d) Option Awards ($)(3)	(e) Non-Equity Incentive Plan Compensation ($)	(f) Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	(g) All Other Compensation ($)	(h) Total ($)
Virginia S. Bauer Director	168,000	50,000	—	—	—	—	218,000
Jay Itzkowitz Director	153,000	50,000	—	—	—	—	203,000
Kenneth A. McIntyre Director	193,000	50,000	—	—	—	—	243,000

(1)

Howard Lutnick, our Executive Chairman, is not included in this table as he is an employee of our Company and thus received no compensation for his services as director. The compensation received by Mr. Lutnick as an employee of our Company is shown in the Summary Compensation Table. This table includes compensation paid with respect to 2023.

(2)

Reflects the grant date fair value of RSUs granted on October 5, 2023 to each of Messrs. McIntyre and Itzkowitz and Ms. Bauer. More information with respect to the calculation of these amounts is included in the notes to our consolidated financial statements included in Item 8 of the Original Form 10-K. As of December 31, 2023, Mr. McIntyre had 14,735 RSUs outstanding, Ms. Bauer had 11,494 RSUs outstanding and Mr. Itzkowitz had 12,491 RSUs outstanding.

(3)	No options were granted to non-employee directors in 2023. As of December 31, 2023, none of the non-employee directors had any options outstanding.

Compensation Committee Interlocks and Insider Participation

During 2023, the Compensation Committee consisted of Ms. Bauer and Messrs. McIntyre and Itzkowitz. Ms. Bauer has served as Chair since April 29, 2021. All of the members who served on the Committee during 2023 were independent directors. No member of the Committee had any relationship with the Company during 2023 pursuant to which disclosure would be required under applicable SEC rules. With the exception of Mr. Lutnick, during 2023, none of our executive officers served as a member of the board of directors or the compensation committee, or similar body, of a corporation where any of its executive officers served on our Committee or on our Board. Mr. Lutnick serves on the board of directors of BGC but does not serve on BGC’s compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 1, with respect to the beneficial ownership of our Class A common stock and Class B common stock by: (1) each stockholder, or group of affiliated stockholders, that owns more than 5% of any class of our outstanding capital stock; (2) each of the named executive officers; (3) each director; and (4) the executive officers and directors as a group. Unless otherwise indicated in the footnotes, the principal address of each of the stockholders, executive officers and directors identified below is located at 125 Park Avenue, New York, New York 10017. Shares of our Class B common stock are convertible into shares of our Class A common stock at any time at the discretion of the holder on a one-for-one basis. Accordingly, a holder of Class B common stock is deemed to be the beneficial owner of an equal number of shares of our Class A common stock for the purposes of this table. In addition, certain of the limited partnership interests of Newmark Holdings will be exchangeable with us for shares of our Class A common stock or shares of our Class B common stock equal to the exchange ratio (which, as of April 1, 2024, was and is currently 0.9255, but is subject to adjustment as set forth in the Separation and Distribution Agreement). The table and footnotes below are based on a one-to-0.9255 exchange ratio. See “Certain Relationships and Related Transactions, and Director Independence — Amended and Restated Newmark Holdings Limited Partnership Agreement—Exchanges.”

As of April 1, 2024, Cantor is obligated to distribute an aggregate of 7,284,935 shares of our Class A common stock consisting of (i) 6,469,630 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on April 1, 2008 (the “April 2008 distribution rights shares”), and (ii) 815,305 shares to certain partners of Cantor to satisfy certain of Cantor’s deferred stock distribution obligations provided to such partners on February 14, 2012 in connection with Cantor’s payment of previous quarterly partnership distributions (the “February 2012 distribution rights shares” and, together with the April 2008 distribution rights shares, the “distribution rights shares”), all of which can be distributed within 60 days of April 1, 2024. Certain partners elected to receive their shares and others elected to defer receipt of their shares until a future date. As a result, certain of these distribution rights shares are included both in the number of shares beneficially owned directly by Cantor, and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor, and in the number of shares beneficially owned directly by CFGM, Mr. Lutnick and the other recipients of distribution rights shares, resulting in substantial duplications in the number of shares set forth in the table below. Once Cantor delivers these 7,284,935 distribution rights shares, these shares will no longer be reflected as beneficially owned directly by Cantor and indirectly by CFGM and Mr. Lutnick as a result of their control of Cantor. Instead, beneficial ownership of the shares will only be reported by CFGM and Mr. Lutnick to the extent of their direct holdings of the shares, and Mr. Lutnick’s indirect holdings as a result of his control of KBCR Management Partners, LLC (“KBCR”) and LFA LLC (“LFA”), and by the other recipients of the distribution rights shares.

	Class B Common Stock				Class A Common Stock
Name	Shares		%		Shares		%
5% Beneficial Owners(1):
Cantor Fitzgerald, L.P.	45,847,822	(2)	99.2	(3)	45,847,822	(4)	23.1	(5)
CF Group Management, Inc.(6)	46,201,148	(7)	100.0	(3)	47,226,760	(8)	23.6	(9)
The Vanguard Group(1)	—		—		19,772,699		13.0
BlackRock, Inc.(1)	—		—		10,573,671		6.9
Executive Officers and Directors(1):
Executive Officers
Howard W. Lutnick(10)	46,201,148	(11)	100.0	(3)	61,138,446	(12)	29.5	(13)
Barry M. Gosin	—		—		4,924,742	(14)	3.2	(15)
Stephen M. Merkel	—		—		18,722	(16)	*
Michael J. Rispoli	—		—		69,570	(17)	*
Directors
Virginia S. Bauer	—		—		42,932	(18)	*
Kenneth A. McIntyre	—		—		23,673	(19)	*
Jay Itzkowitz	—		—		22,341	(20)	*
All executive officers and directors as a group (7 persons)	46,201,148		100.0	(3)	66,240,427		31.9	(21)

*	Less than 1%
(1)

Based upon information supplied by directors, executive officers and 5% beneficial owners in filings under Sections 13(d) and 16(a) of the Exchange Act. The address of The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.

(2)

Consists of (a) 20,932,207 shares of our Class B common stock held directly and (b) 24,915,615 shares of our Class B common stock acquirable upon exchange of 26,921,248 Newmark Holdings exchangeable limited partnership units held by Cantor.

(3)

Percentage based on (a) 21,285,533 shares of our Class B common stock outstanding as of April 1, 2024 and (b) 24,915,615 shares of our Class B common stock acquirable upon exchange of 26,921,248 Newmark Holdings exchangeable limited partnership units held by Cantor.

(4)

Consists of (a) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held directly by Cantor and (b) 24,915,615 shares of our Class A common stock acquirable upon exchange of 26,921,248 Newmark Holdings exchangeable limited partnership units held by Cantor.

(5)

Percentage based on (a) 152,681,596 shares of our Class A common stock outstanding as of April 1, 2024, (b) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (c) 24,915,615 shares of our Class A common stock acquirable upon exchange of 26,921,248 Newmark Holdings exchangeable limited partnership units held by Cantor.

(6)	CFGM is the managing general partner of Cantor.
(7)

Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 24,915,615 shares of our Class B common stock acquirable upon exchange of 26,921,248 Newmark Holdings exchangeable limited partnership units held by Cantor.

(8)

Consists of (a) 353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM, (b) 951,076 April 2008 distribution rights shares receivable by CFGM, receipt of which has been deferred, (c) 74,536 February 2012 distribution rights shares receivable by CFGM, receipt of which has been deferred, (d) 20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor, and (e) 24,915,615 shares of our Class A common stock acquirable upon exchange of 26,921,248 Newmark Holdings exchangeable limited partnership units held by Cantor.

(9)

Percentage based on (a) 152,681,596 shares of our Class A common stock outstanding as of April 1, 2024, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock held by Cantor and CFGM, (c) 24,915,615 shares of our Class A common stock acquirable upon exchange of 26,921,248 Newmark Holdings exchangeable limited partnership units held by Cantor, (d) 951,076 April 2008 distribution rights shares receivable by CFGM, receipt of which has been deferred, and (e) 74,536 February 2012 distribution rights shares receivable by CFGM, receipt of which has been deferred.

(10)	Mr. Lutnick is the Chairman and Chief Executive Officer of CFGM and also the trustee of an entity that is the sole shareholder of CFGM. CFGM is the managing general partner of Cantor.
(11)

Consists of (a) 353,326 shares of our Class B common stock held by CFGM, (b) 20,932,207 shares of our Class B common stock held by Cantor, and (c) 24,915,615 shares of our Class B common stock acquirable upon exchange of 26,921,248 Newmark Holdings exchangeable limited partnership units held by Cantor.

(12)	Mr. Lutnick’s holdings consist of:

(i)	2,330,973 shares of our Class A common stock held directly;

(ii)	240,450 shares of our Class A common stock held in Mr. Lutnick’s 401(k) account;

(iii)

4,138,721 shares of our Class A common stock held in various trust, retirement and custodial accounts consisting of (a) 907,803 shares held by a trust for the benefit of descendants of Mr. Lutnick and his immediate family (the “Trust”), of which Mr. Lutnick’s wife is one of two trustees and Mr. Lutnick has limited powers to remove and replace such trustees, (b) 112,405 shares held in a Keogh retirement account for Mr. Lutnick, (c) 249,498 shares held by trust accounts for the benefit of Mr. Lutnick and members of his immediate family, (d) 843,781 shares held in Mr. Lutnick’s personal asset trust, of which he is the sole trustee, (e) 13,268 shares held in other retirement accounts, (f) 7,827 shares held in custodial accounts for the benefit of certain members of Mr. Lutnick’s family under the Uniform Gifts to Minors Act, (g) 4,139 shares held in other retirement accounts for Mr. Lutnick’s spouse, and (h) 2,000,000 shares held in Mr. Lutnick’s grantor retained annuity trust;

(iv)	353,326 shares of our Class A common stock acquirable upon conversion of 353,326 shares of our Class B common stock held by CFGM;

(v)	20,932,207 shares of our Class A common stock acquirable upon conversion of 20,932,207 shares of our Class B common stock held by Cantor;

(vi)	24,915,615 shares of our Class A common stock acquirable upon exchange of 26,921,248 Newmark Holdings exchangeable limited partnership interests held by Cantor;

(vii)	3,591,626 April 2008 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred;

(viii)	571,238 February 2012 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred;

(ix)	951,076 April 2008 distribution rights shares receivable by CFGM, receipt of which has been deferred;

(x)	74,536 February 2012 distribution rights shares receivable by CFGM, receipt of which has been deferred;

(xi)	746,955 April 2008 distribution rights shares receivable by the Trust, receipt of which has been deferred;

(xii)

950,057 April 2008 distribution rights shares receivable by KBCR, by virtue of Mr. Lutnick being the managing member of KBCR, which is a non-managing General Partner of Cantor, receipt of which has been deferred;

(xiii)	133,587 February 2012 distribution rights shares receivable by KBCR, receipt of which has been deferred;

(xiv)	75,077 April 2008 distribution rights shares receivable by LFA, receipt of which has been deferred;

(xv)	7,512 February 2012 distribution rights shares receivable by LFA, receipt of which has been deferred;

(xvi)	278,772 shares of our Class A common stock owned of record by KBCR;

(xvii)	16,557 shares of our Class A common stock owned of record by LFA; and

(xviii)	830,161 shares of Class A common stock acquirable upon exchange of 896,987 Newmark Holdings exchangeable limited partnership units by Mr. Lutnick.

These amounts include an aggregate of 7,284,935 distribution rights shares consisting of (a) 6,469,630 April 2008 distribution rights shares and (b) 815,305 February 2012 distribution rights shares, which may generally be issued to such partners upon request.

(13)

Percentage based on (a) 152,681,596 shares of our Class A common stock outstanding as of April 1, 2024, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock held by Cantor and CFGM, (c) 24,915,615 shares of Class A common stock acquirable upon exchange of 26,921,248 Newmark Holdings exchangeable limited partnership interests held by Cantor, (d) 3,591,626 April 2008 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred, (e) 571,238 February 2012 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred, (f) 951,076 April 2008 distribution rights shares receivable by CFGM, receipt of which has been deferred, (g) 74,536 February 2012 distribution rights shares receivable by CFGM, receipt of which has been deferred, (h) 746,955 April 2008 distribution rights shares receivable by the Trust, receipt of which has been deferred, (i) 950,057 April 2008 distribution rights shares receivable by KBCR, receipt of which has been deferred, (j) 133,587 February 2012 distribution rights shares receivable by KBCR, receipt of which has been deferred, (k) 75,077 April 2008 distribution rights shares receivable by LFA, receipt of which has been deferred, (l) 7,512 February 2012 distribution rights shares receivable by LFA, receipt of which has been deferred and (m) 830,161 shares of our Class A common stock acquirable upon exchange of 896,987 Newmark Holdings exchangeable limited partnership units by Mr. Lutnick.

(14)

Mr. Gosin’s holdings consists of (a) 4,188,622 shares of our Class A common stock held directly, and (b) 736,120 shares of our Class A common stock acquirable upon exchange of 795,376 Newmark Holdings exchangeable limited partnership units.

(15)

Percentage based on (a) 152,681,596 shares of our Class A common stock outstanding as of April 1, 2024, and (b) 736,120 shares of our Class A common stock acquirable upon exchange of 795,376 Newmark Holdings exchangeable limited partnership units held by Mr. Gosin.

(16)

Mr. Merkel’s holdings consist of (a) 4,461 shares of our Class A common stock held directly, (b) 2,901 shares of our Class A common stock held in trusts for the benefit of the Mr. Merkel’s immediate family, of which Mr. Merkel’s spouse is the sole trustee of each trust and Mr. Merkel has the power to remove and replace such trustee, and (c) 11,360 shares of our Class A common stock held in Mr. Merkel’s 401(k) account.

(17)

Mr. Rispoli’s holdings consists of 44,378 shares of our Class A common stock held directly and 25,192 shares of our Class A common stock acquirable upon exchange of 27,220 Newmark Holdings exchangeable limited partnership units.

(18)	Ms. Bauer’s holdings consist of 42,932 shares of our Class A common stock held directly.

(19)	Mr. McIntyre’s holdings consist of 23,673 shares of our Class A common stock held directly.

(20)	Mr. Itzkowitz’s holdings consist of 22,341 shares of our Class A common stock held directly.

(21)

Percentage based on (a) 152,681,596 shares of our Class A common stock outstanding as of April 1, 2024, (b) 21,285,533 shares of our Class A common stock acquirable upon conversion of 21,285,533 shares of our Class B common stock, (c) 24,915,615 shares of our Class A common stock acquirable upon exchange of 26,921,248 Newmark Holdings exchangeable limited partnership units held by Cantor, (d) 1,591,473 shares of our Class A common stock acquirable upon exchange of 1,719,582 Newmark Holdings exchangeable limited partnership units held by our executive officers and directors, (e) 3,591,626 April 2008 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred, (f) 571,238 February 2012 distribution rights shares receivable by Mr. Lutnick, receipt of which has been deferred, (g) 951,076 April 2008 distribution rights shares receivable by CFGM, receipt of which has been deferred, (h) 74,536 February 2012 distribution rights shares receivable by CFGM, receipt of which has been deferred, (i) 746,955 April 2008 distribution rights shares receivable by the Trust, receipt of which has been deferred, (j) 950,057 April 2008 distribution rights shares receivable by KBCR, receipt of which has been deferred, (k) 133,587 February 2012 distribution rights shares receivable by KBCR, receipt of which has been deferred, (l) 75,077 April 2008 distribution rights shares receivable by LFA, receipt of which has been deferred, and (m) 7,512 February 2012 distribution rights shares receivable by LFA, receipt of which has been deferred.

Equity Compensation Plan Information as of December 31, 2023

	Number of securities to be issued upon exercise of outstanding restricted stock units, options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Plan (approved by security holders)	12,699,783	$9.32	304,161,111
Equity compensation plans not approved by security holders	—	—	—
Total	12,699,783	$9.32	304,161,111

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval and Ratification of Transactions with Related Persons

The general policy of the Company and our Audit Committee is that all material transactions with a related party, including transactions with BGC and Cantor, the relationships between us and BGC and Cantor and agreements with related parties, as well as all material transactions in which there is an actual, or in some cases, perceived, conflict of interest, including repurchases of Class A common stock or purchases of Newmark Holdings limited partnership interests or other equity interests in our subsidiaries, including from Cantor or our executive officers, are subject to prior review and approval by the Committee and its independent members, which will determine whether such transactions or proposals are fair and reasonable to the Company and its stockholders. In general, potential related-party transactions will be identified by our management and discussed with the Committee at their meetings. Detailed proposals, including, where applicable, financial and legal analyses, alternatives and management recommendations, will be provided to the Committee with respect to each issue under consideration and decisions will be made by the Committee with respect to the foregoing related-party transactions after opportunity for discussion and review of materials. When applicable, the Committee will request further information and, from time to time, will request guidance or confirmation from internal or external counsel or auditors. Our policies and procedures regarding related-party transactions are set forth in our Audit Committee Charter and Code of Ethics, which are publicly available on our website at www.nmrk.com/esg/governance under the heading “Audit Committee Charter,” and under the heading “Code of Business Conduct & Ethics and Professional Integrity,” respectively. Related party transactions with BGC are also reviewed by the BGC board and its audit committee under their own policies.

In December 2017, prior to our Separation and IPO, all intercompany arrangements and agreements that were previously approved by the audit committee of BGC Partners with respect to BGC Partners and its subsidiaries and Cantor and its subsidiaries were also approved by our Board of Directors with respect to the relationships between us and our subsidiaries and Cantor and its subsidiaries following our IPO on the terms and conditions approved by the BGC Audit Committee during such time that our business was owned by BGC Partners. These arrangements include, but are not limited to, the following: (i) an authorization to provide Cantor real estate and related services, including real estate advice, brokerage, property or facilities management, valuation and advisory and other services; (ii) an authorization to enter into brokerage and similar agreements with respect to the provision of ordinary course brokerage services in circumstances in which such entities customarily provide brokerage services to third-party customers; (iii) an authorization to enter into agreements with Cantor and/or its affiliates, to provide services, including finding and reviewing suitable acquisition or partner candidates, structuring transactions and negotiating and due-diligence services in connection with acquisitions and other business strategies in commercial real estate and other businesses from time to time; and (iv) an arrangement to jointly manage exposure to changes in foreign exchange rates.

The following is a description of certain relationships and transactions that have existed or that we have entered into with our directors, executive officers, or stockholders who are known to us to beneficially own more than five percent of our Class A common stock or Class B common stock, including Cantor, and their immediate family members as well as certain other transactions. The following summary does not purport to describe all the terms of such agreements or transactions and is qualified in its entirety by reference to the complete text of these agreements, to the extent filed as exhibits to this Amendment to the Original Form 10-K or our other filings with the SEC. We urge you to read the full text of these agreements.

Transactions with Executive Officers

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

From time to time, the Compensation Committee generally approves monetization of previously issued and outstanding units and shares or the acceleration of RSUs or other awards in order to provide liquidity to the executives in accordance with applicable tax and accounting rules, taking into consideration the retentive impact of the remaining units held by the executives. See “Compensation Discussion and Analysis—Transactions with Executive Officers and Directors” for more information.

Separation, Initial Public Offering, and Spin-Off Separation and Distribution Agreement

On December 13, 2017, prior to the closing of the IPO, BGC Partners, BGC Holdings, BGC U.S. OpCo, Newmark, Newmark Holdings, Newmark OpCo and, solely for the provisions listed therein, Cantor and BGC Global OpCo entered into the Separation and Distribution Agreement which sets forth the agreements among BGC Partners, Cantor, Newmark and their respective subsidiaries regarding, among other things:

•

the principal corporate transactions pursuant to which the BGC group transferred to the Newmark group the assets and liabilities of the BGC group relating to BGC’s Real Estate Services business, which we call the “Separation”;

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

Initial Public Offering

In December 2017, we completed our IPO of 23,000,000 shares of Class A common stock. Prior to the IPO, we were a wholly owned subsidiary of BGC Partners. We received approximately $295.4 million in aggregate net proceeds from the IPO, all of which we used to partially repay indebtedness under a certain term loan that we assumed from BGC Partners prior to the closing of our IPO.

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

Indemnification

Newmark OpCo agreed to indemnify, defend and hold harmless the Cantor group, the BGC group and the Newmark group (other than Newmark OpCo and its subsidiaries) and each of their respective directors, officers, general partners, managers and employees, from and against all liabilities to the extent relating to, arising out of or resulting from:

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

•

except to the extent relating to an excluded liability, any guarantee, indemnification or contribution obligation, surety bond or other credit support agreement or arrangement for the benefit of any member of the Newmark group by any member of the BGC group that survives following the Separation; and

•

any untrue statement or alleged untrue statement of a material fact in our registration statement on Form S-1 with respect to our IPO other than statements made explicitly in the name of a member of the BGC group (including the reasons of the board of directors of BGC Partners for the Separation) or specifically relating to the BGC group or the BGC businesses.

BGC U.S. OpCo and BGC Global OpCo agreed to indemnify, defend and hold harmless the Cantor group, the Newmark group and the BGC group (other than BGC U.S. OpCo, BGC Global OpCo and their respective subsidiaries) and each of their respective directors, officers, general partners, managers and employees from and against all liabilities to the extent relating to, arising out of or resulting from:

•	the excluded liabilities;

•

the failure of any member of the BGC group or any other person to pay, perform or otherwise promptly discharge any of the excluded liabilities in accordance with their terms, whether prior to, at or after the Separation;

•	any breach by any member of the BGC group of the Separation and Distribution Agreement or any of the ancillary agreements, other than the transition services agreement;

•

except to the extent relating to a transferred liability, any guarantee, indemnification or contribution obligation, surety bond or other credit support agreement or arrangement for the benefit of any member of the BGC group by any member of the Newmark group that survives following the Separation; and

•

any untrue statement or alleged untrue statement of a material fact in our registration statement on Form S-1 with respect to our IPO, but only with respect to statements made explicitly in the name of a member of the BGC group (including the reasons of the board of directors of BGC Partners for the Separation) or specifically relating to the BGC group or the BGC businesses.

The Separation and Distribution Agreement specified procedures with respect to claims subject to indemnification and related matters.

Employee Matters

In general, any employee of BGC Partners or its subsidiaries primarily engaged in the conduct of the Newmark business immediately prior to the Separation, except for those employees employed by BGC Partners primarily in corporate or executive level functions, was transferred to us. As promptly as practicable following each fiscal quarter, our management will provide a report to our Audit Committee specifying all of the founding partners who have been terminated by us. Our management will also give the Committee notice prior to such termination if the capital account underlying the Newmark Holdings founding partner interests held by a founding partner or, in the case of a series of related terminations, by a group of founding partners, exceeds $2.0 million on the date of termination.

In connection with the Spin-Off, the compensation committee of the board of directors of BGC Partners had the exclusive authority to determine the treatment of restricted stock awards and RSU awards outstanding under the BGC Equity Plan. BGC Partners restricted stock awards participated in the distribution as if such holder held unrestricted shares of BGC Partners common stock, and following the Spin-Off, any shares of Newmark common stock issued in respect of restricted BGC Partners common stock remained subject to any vesting, lapse or forfeiture restrictions applicable to the restricted BGC Partners shares prior to the Spin-Off. RSU awards outstanding under the BGC Equity Plan were adjusted so that each holder of a BGC Partners RSU award continued to hold a BGC RSU award covering BGC Partners Class A common shares, but also received a Newmark RSU award covering Newmark Class A common shares on an “as distributed basis” in order to reflect the impact of the Spin-Off on the pre-Spin-Off BGC Partners RSU awards. Such RSUs generally have the same terms, including vesting terms, as the pre-Spin-Off BGC Partners RSU awards, subject to any adjustments made by the compensation committee of the board of directors of BGC Partners.

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

The Spin-Off

On November 30, 2018, BGC Partners completed the Spin-Off to its stockholders of all of the shares of our common stock owned by BGC Partners as of immediately prior to the effective time of the Spin-Off, with shares of our Class A common stock distributed to the holders of shares of BGC Partners’ Class A common stock (including directors and executive officers of BGC Partners) of record as of the close of business on November 23, 2018 (the “Spin-Off Record Date”), and shares of our Class B common stock distributed to the holders of shares of BGC Partners’ Class B common stock (consisting of Cantor and CFGM as holders of record as of the close of business on the Spin-Off Record Date).

On November 30, 2018, BGC Partners also caused its subsidiary, BGC Holdings, to distribute pro rata all of the 1,458,931 exchangeable limited partnership units of Newmark Holdings held by BGC Holdings immediately prior to the effective time of the BGC Holdings distribution to its limited partners entitled to receive distributions on their BGC Holdings units (including Cantor and executive officers of BGC Partners) who were holders of record of such units as of the Spin-Off Record Date. The Newmark Holdings units distributed to BGC Holdings partners in the BGC Holdings distribution are exchangeable for shares of Newmark Class A common stock, and in the case of the 449,917 Newmark Holdings units received by Cantor also for shares of Newmark Class B common stock, at the applicable exchange ratio (subject to adjustment).

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

Under the Newmark Holdings limited partnership agreement, the Newmark Holdings general partner manages the business and affairs of Newmark Holdings. However, Cantor’s consent is required for amendments to the Newmark Holdings limited partnership agreement; to decrease distributions to Newmark Holdings limited partners to less than 100% of net income received by Newmark Holdings (other than with respect to selected extraordinary items as described below), to transfer any Newmark OpCo partnership interests beneficially owned by Newmark Holdings and to take any other actions that may adversely affect Cantor’s exercise of its co-investment rights to acquire Newmark Holdings limited partnership interests, its right to purchase Newmark Holdings founding partner interests and its right to exchange the Newmark Holdings exchangeable limited partnership interests. Cantor’s consent is also required in connection with transfers of Newmark Holdings limited partnership interests by other limited partners and the issuance of additional Newmark Holdings limited partnership interests outside of the Participation Plan or certain other limited circumstances.

The Newmark Holdings limited partnership agreement also provides that Newmark Holdings, in its capacity as the general partner of Newmark OpCo, requires Cantor’s consent to amend the terms of the Newmark OpCo limited partnership agreement (as defined below) or take any other action that may interfere with Cantor’s exercise of its co-investment rights to acquire Newmark Holdings limited partnership interests (and the corresponding investment in Newmark OpCo by Newmark Holdings) or its rights to exchange the Newmark Holdings exchangeable limited partnership interests. Founding/working partners and limited partnership unit holders do not have any voting rights with respect to their ownership of Newmark Holdings limited partnership interests, other than limited consent rights concerning certain amendments to the terms of the Newmark Holdings limited partnership agreement.

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

•

Newmark Holdings founding partner interests, which are limited partnership interests that were issued in the Separation in respect of BGC Holdings founding partner interests (which were issued to certain partners in connection with the 2008 separation of BGC Partners from Cantor);

•

Newmark Holdings limited partnership interests and units, including REU and AREU interests and working partner interests (including RPU, ARPU, PSI, PSE, APSI, PSU, APSU, HDU, LPU and NPSU interests and Preferred Units (as defined below)); and

•

Preferred Units (“Preferred Units”), which are working partner units that may be awarded to holders of, or contemporaneous with the grant of, PSUs, PSIs, PSEs, LPUs, REUs, RPUs and AREUs and which carry the same name as the underlying unit, with the insertion of an additional “P” to designate them as Preferred Units. Preferred Units cannot be made exchangeable into shares of Class A common stock, and they can only be exchanged for cash, at the determination price on the date of grant. Newmark Holdings founding/working partner interests are divided into a number of different classes of Newmark Holdings units underlying such partner’s Newmark Holdings founding partner interests and Newmark Holdings working partner interests, respectively. Each class of Newmark Holdings units held by founding/working partners (other than certain non-participating units) generally entitles the holder to receive a pro rata share of the distributions of income received by Newmark Holdings. See “—Distributions” below. The terms of each class of limited partnership interests vary and are described in the Newmark Holdings limited partnership agreement.

The general partner of Newmark Holdings may determine the total number of authorized Newmark Holdings units.

Any authorized but unissued Newmark Holdings units may be issued:

•	pursuant to the Separation or as otherwise contemplated by the Separation and Distribution Agreement or the Newmark Holdings limited partnership agreement;

•

to Cantor and members of the Cantor group (1) in connection with a reinvestment in Newmark Holdings or (2) in the event of a termination or bankruptcy of a founding/working partner or limited partnership unit holder or the redemption of a founding/working partner interest or limited partnership unit pursuant to the Newmark Holdings limited partnership agreement;

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

The Newmark Holdings founding partner interests (which were issued in the Separation to holders of BGC Holdings founding partner interests, who received such founding partner interests in connection with the separation of BGC Partners from Cantor in 2008) will not be exchangeable with us unless (1) Cantor reacquires such interests from Newmark Holdings upon termination or bankruptcy of the founding partners or redemption of their units (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for Class A common stock or Class B common stock as described above or (2) Cantor determines that such interests can be exchanged by such founding partners with us for Class A common stock, in which case each such Newmark Holdings unit will be exchangeable with us for a number of shares of our Class A common stock equal to the then-current exchange ratio, on terms and conditions to be determined by Cantor. Once a Newmark Holdings founding partner interest becomes exchangeable, such founding partner interest is automatically exchanged upon a termination or bankruptcy with us for our Class A common stock.

In particular, Cantor has provided that 211,668 Newmark Holdings founding partner interests will be exchangeable with us for a number of shares of Class A common stock equal to the then-current exchange ratio, in accordance with the terms of the Newmark Holdings limited partnership agreement.

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

We refer to BGC Holdings units outstanding as of immediately prior to the Separation and Newmark Holdings units issued in the Separation in respect of such BGC Holdings units as “legacy BGC Holdings units” and “legacy Newmark Holdings units,” respectively. As described above under “Executive Compensation—Introduction—Effect of BGC’s Corporate Conversion on Executive Compensation,” all BGC Holdings units held by Newmark employees and executive officers (including all legacy BGC Holdings units) were redeemed or exchanged through a series of transactions prior to and in connection with the Corporate Conversion. As a result of the closing of BGC’s Corporate Conversion on July 1, 2023, there are no longer any BGC Holdings units outstanding.

Notwithstanding the foregoing, to the extent that legacy Newmark Holdings were not exchangeable as of immediately after the

Separation, the determination of whether to grant an exchange right with respect to such legacy Newmark Holdings units will be made as follows:

•	if the legacy Newmark Holdings units are held by an employee of the BGC group providing services solely to the BGC group, then BGC Group shall make such determination;

•	if the Newmark Holdings units are held by an employee of the Newmark group providing services solely to the Newmark group, then Newmark shall make such determination; and

•

if the legacy Newmark Holdings units are held by an employee of the BGC group, the Newmark group or the Cantor group providing services to both the BGC group and the Newmark group, then BGC Group shall make such determination to the extent that the grant of the exchange right relates to compensation for services by such employee to the BGC group, and Newmark shall make such determination to the extent that the grant of the exchange right relates to compensation for services by such employee to the Newmark group. Grants of exchangeability may be made at any time in the discretion of the relevant service recipient, and future grant practices may differ from prior practices, including without limitation in connection with performance achievement, changes in incentive arrangements, accounting principles, and tax laws (including deductibility of compensation) and other applicable laws.

Prior to the completion of the Corporate Conversion, BGC Holdings limited partnership interests and Newmark Holdings limited partnership interests were each entitled to receive cash distributions from BGC Holdings and Newmark Holdings, respectively, in accordance with the terms of such partnership’s respective limited partnership agreement; holders of Newmark Holdings limited partnership interests continue to be entitled to receive cash distributions from Newmark Holdings.

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

We agreed to reserve, out of our authorized but unissued Class B common stock and Class A common stock, a sufficient number of shares of Class B common stock and Class A common stock to effect the exchange of all then-outstanding Newmark Holdings exchangeable limited partnership interests, Newmark Holdings founding/working partner interests, if exchangeable, and Newmark Holdings limited partnership units, if exchangeable, into shares of Class B common stock or Class A common stock pursuant to the exchanges and a sufficient number of shares of Class A common stock to effect the exchange of shares of Class B common stock issued or issuable in respect of exchangeable Newmark Holdings limited partnership interests (subject, in each case, to the maximum number of shares authorized but unissued under our certificate of incorporation as then in effect). We have agreed that all shares of Class B common stock and Class A common stock issued in an exchange will be duly authorized, validly issued, fully paid and non-assessable and will be free from preemptive rights and free of any encumbrances.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any founding partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable founding partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current exchange ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The exchange ratio was initially one but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9231 as of December 31, 2023. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

As of March 31, 2024 there were 3,000,172 founding partner interests in Newmark Holdings remaining which Newmark Holdings had the right to redeem or exchange and with respect to which Cantor would have the right to purchase an equivalent number of exchangeable limited partnership interests following such redemption or exchange.

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

Partner Obligations

Each of the founding/working partners and each of the limited partnership unit holders is subject to certain partner obligations, which we refer to as “partner obligations.” The partner obligations constitute an undertaking by each of the founding/working partners and each of the limited partnership unit holders that they have a duty of loyalty to Newmark Holdings and that, during the period from the date on which a person first becomes a partner through the applicable specified period following the date on which such partner ceases, for any reason, to be a partner, not to, directly or indirectly (including by or through an affiliate):

•

breach a founding/working partner’s or limited partnership unit holder’s, as the case may be, duty of loyalty to Newmark Holdings, through the two-year period following the date on which such partner ceases, for any reason, to be a founding/working partner or limited partnership unit holder;

•

while a founding/working partner or limited partnership unit holder and through the six (6)-month anniversary of the termination of such founding/working partner or limited partnership unit holder, engage in, represent in any way, or be connected with (as partner, director, officer, employee, consultant, or active participant, in each case, other than on a de minimis basis) any activity, practice or act with a Competing Business if: (1) it involves a Client or Client Representative and a service that is the same or similar to a service such partner provided for a Protected Affiliate; (2) it involves (y) a product, product line or type, or service of a Protected Affiliate (including any for which it took substantial steps to offer prior to the termination of such partner), and (z) a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate within a geographic market covering where the founding/working partner or limited partnership unit holder and/or the Protected Affiliate provided services or had responsibilities and/or within a 100-mile radius of any Client, Client Representative, Protected Affiliate, or Partner while a Partner; or (3) the Partner had substantial confidential information of the Newmark Holdings or a Protected Affiliate and the disclosure of such information to the Competing Business is likely to be inevitable;

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

•

while a founding/working partner or limited partnership unit holder and through the fourth (4th)-year anniversary of the termination of such founding/working partner or limited partnership unit holder, make or participate in the making of (including through the limited partner’s or any of its affiliates’ respective agents and representatives) any comments to the media (print, broadcast, electronic or otherwise) that are disparaging regarding Newmark or the senior executive officers of Newmark or are otherwise contrary to the interests of Newmark as determined by the Newmark Holdings general partner in its sole and absolute discretion; or

•

except as permitted with respect to corporate opportunities and fiduciary duties in the Newmark Holdings limited partnership agreement (see “—Corporate Opportunity; Fiduciary Duty” below) take advantage of, or provide another person with the opportunity to take advantage of, a Newmark “corporate opportunity” (as such term would apply to Newmark Holdings if it were a corporation), including opportunities related to intellectual property, which for this purpose requires granting Newmark a right of first refusal to acquire any assets, stock or other ownership interest in a business being sold by any partner or affiliate of such partner if an investment in such business would constitute a “corporate opportunity” (as such term would apply to Newmark Holdings if it were a corporation), that has not been presented to and rejected by Newmark or that Newmark rejects but reserves for possible further action by Newmark in writing, unless otherwise consented to by the Newmark Holdings general partner in writing in its sole and absolute discretion, or otherwise take any action to harm, that harms or that reasonably could be expected to harm, Newmark for a two-year period following the date on which a founding/working partner or a limited partnership unit holder, as the case may be, ceases, for any reason, to be a founding/working partner or a limited partnership unit holder, as the case may be, including any breach of its confidentiality obligations.

A founding/working partner or limited partnership unit holder is considered to have engaged in a “Competitive Activity” if such partner (including by or through his, her or its affiliates), during the applicable restricted period, engages in one of the following activities, which we collectively refer to as the “Competitive Activities”:

(1)

at any time while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such partner, directly or indirectly, or by action in concert with others, solicits, induces, or influences, or attempts to solicit, induce or influence, any other partner, employee, member, partner or consultant of Cantor, Newmark or any member of the Cantor group or affiliated entity to terminate its employment or other business arrangements with Cantor, Newmark or any member of the Cantor group or affiliated entity, or to engage in any Competing Business or hires, employs, engages (including as a consultant or partner) or otherwise enters into a Competing Business with any such person;

(2)

at any time while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such partner, solicits any of the customers of Cantor, Newmark or any member of the Cantor group or affiliated entity (or any of their employees), induces such customers or their employees to reduce their volume of business with, terminate their relationship with or otherwise adversely affect their relationship with, Cantor, Newmark or any member of the Cantor group or affiliated entity; or

(3)

at any time while a founding/working partner or limited partnership unit holder and through the second (2nd)-year anniversary of the termination of such partner, engages in, represents in any way, or is connected with (as partner, director, officer, employee, consultant, or active participant, in each case, other than on a de minimis basis) any activity, practice or act with a Competing Business if: (1) it involves a Client or Client Representative and a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate; (2) it involves (y) a product, product line or type, or service of a Protected Affiliate (including any for which it took substantial steps to offer prior to the termination of such founding/working partner or limited partnership unit holder), and (z) a service that is the same or similar to a service the founding/working partner or limited partnership unit holder provided for a Protected Affiliate within a geographic market covering where the Partner and/or the Protected Affiliate provided services or had responsibilities and/or within a 100-mile radius of any Client, Client Representative, Protected Affiliate, or founding/working partner or limited partnership unit holder while a founding/working partner or limited partnership unit holder; or (3) the founding/working partner or limited partnership unit holder had substantial confidential information of the Cantor, Newmark or any member of the Cantor group or affiliated entity and the disclosure of such information to the Competing Business is likely to be inevitable.

Notwithstanding anything to the contrary, and unless Cantor determines otherwise, none of such partner obligations apply to any founding/working partner or limited partnership unit holder that is also a Cantor Company. “Cantor Company” means Cantor or any of its affiliates (other than, if applicable, Newmark and any of our subsidiaries). Such partners are exempt from these partner obligations. Other defined terms used above are as defined in the LPA Amendment, as defined below.

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

A founding/working partner or a limited partnership unit holder, as the case may be, will become a bankrupt partner upon (a) making an assignment for the benefit of creditors, (b) filing a voluntary petition in bankruptcy, (c) the adjudication of such partner as bankrupt or insolvent, or the entry against such partner of an order for relief in any bankruptcy or insolvency proceeding; provided that such order for relief or involuntary proceeding is not stayed or dismissed within 120 days, (d) the filing by such partner of a petition or answer seeking for himself, herself or itself any reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under any bankruptcy statute, law or regulation, (e) the filing by such partner of an answer or other pleading admitting or failing to contest the material allegations of a petition filed against it in any proceeding of that nature, or (f) the appointment of or seeking of the appointment of (in each case by any person) a trustee, receiver or liquidator of it or of all or any substantial part of the properties of such founding/working partner. With respect to a corporate founding/working partner, bankruptcy will also include the occurrence of any of the foregoing events with respect to the beneficial owner of the majority of the stock of such partner. Notwithstanding the foregoing, no event constitutes a bankruptcy of a founding/working partner or limited partnership unit holder, as the case may be, unless the Newmark Holdings general partner so determines in its sole and absolute discretion.

Transfers of Interests

The Newmark Holdings limited partnership agreement contains restrictions on the transfer of interests in Newmark Holdings. In general, a partner may not transfer or agree or otherwise commit to transfer all or any portion of, or any rights, title and interest in and to, its interest in Newmark Holdings, except in the circumstances described in the Newmark Holdings limited partnership agreement.

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

Corporate Opportunity; Fiduciary Duty

The Newmark Holdings limited partnership agreement contains similar corporate opportunity provisions to those included in our certificate of incorporation with respect to Newmark, BGC and/or Cantor and their respective representatives. See “—Potential Conflicts of Interest and Competition with BGC and Cantor.”

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

Management

Newmark OpCo is managed by its general partner, which is owned by Newmark Holdings. The Newmark OpCo general partner holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitles the holder thereof to remove and appoint the general partner of Newmark OpCo and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby, Newmark) to control Newmark OpCo, subject to limited consent rights of Cantor and to the rights of Newmark Holdings as the special voting limited partner. Newmark Holdings holds its Newmark OpCo general partnership interest through a Delaware limited liability company, Newmark Holdings, LLC.

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

•

as otherwise agreed by each of the general partner and the limited partners (by affirmative vote of the limited partners holding a majority of the units underlying limited partnership interests outstanding of Newmark OpCo (except that if Newmark Holdings and its group holds a majority in interest and Cantor and its group holds a majority of units underlying the Newmark Holdings exchangeable limited partnership interests, then “majority of interest” means Cantor) (which we refer to as a “Newmark OpCo majority in interest”));

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

Amendments

The Newmark OpCo limited partnership agreement cannot be amended except with the approval of each of the general partner and the limited partners (by the affirmative vote of a Newmark OpCo majority in interest) of Newmark OpCo. In addition, the Newmark OpCo limited partnership agreement cannot be amended to:

•

alter the interest of any partner in the amount or timing of distributions or the allocation of profits, losses or credits, if such alteration would either materially adversely affect the economic interest of a partner or would materially adversely affect the value of interests, without the consent of the partners holding at least two-thirds of all units, in the case of an amendment applying in a substantially similar manner to all classes of interests, or two-thirds in interest of the affected class or classes of the partners, in the case of any other amendment; or

•	alter the special voting limited partner’s ability to remove a general partner.

The general partner of Newmark OpCo may authorize any amendment to correct any technically incorrect statement or error in order to further the parties’ intent or to correct any formality or error or defect in the execution of the Newmark OpCo limited partnership agreement.

Corporate Opportunity; Fiduciary Duty

The Newmark OpCo limited partnership agreement contains similar corporate opportunity provisions to those included in our certificate of incorporation with respect to Newmark and/or Newmark Holdings and their respective representatives. See “—Potential Conflicts of Interest and Competition with BGC and Cantor.”

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

The Separation and Distribution Agreement provides that in the event that there shall be any Reinvestment Cash (as defined in the Separation and Distribution Agreement) in any fiscal quarter, the exchange ratio shall be adjusted so that it shall be equal to (i) the number of fully diluted outstanding shares of Newmark common stock (as defined in the Separation and Distribution Agreement) as of immediately prior to such adjustment, divided by (ii) the sum of (A) the number of fully diluted outstanding shares of Newmark common stock as of immediately prior to such adjustment, plus (B) the Adjustment Factor (as defined below) for such fiscal quarter, plus (C) the sum of the aggregate Adjustment Factors for all prior fiscal quarters following the initial public offering of Newmark Class A common stock, where:

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

Second Amendment and Restatement of Newmark OpCo Limited Partnership Agreement

On June 19, 2018, Newmark OpCo amended and restated its limited partnership agreement in connection with certain transactions described under “Nasdaq Monetization Transaction” in the Original Form 10-K.

Third Amendment and Restatement of Newmark OpCo Limited Partnership Agreement

On September 26, 2018, Newmark OpCo amended and restated its limited partnership agreement in connection with certain transactions described under “Nasdaq Monetization Transaction” in the Original Form 10-K.

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

During the term of the administrative services agreement, the parties will provide administrative and technical support services to each other, including:

•	administration and benefits services;

•	employee benefits, human resources and payroll services;

•	financial and operations services;

•	internal auditing services;

•	legal related services;

•	risk and credit services;

•	accounting and general tax services;

•	office space;

•	personnel, hardware and equipment services;

•	communication and data facilities;

•	facilities management services;

•	promotional, sales and marketing services;

•	procuring of insurance coverage; and

•	any miscellaneous services to which the parties reasonably agree.

The administrative services agreement includes provisions for allowing a provider or affiliate to arrange for a third-party to provide for the services.

In consideration for the services provided, the providing party generally charges the other party an amount (including any applicable taxes) equal to (1) the direct cost that the providing party incurs in performing those services, including third-party charges incurred in providing services, plus (2) a reasonable allocation of other costs determined in a consistent and fair manner so as to cover the providing party’s appropriate costs or in such other manner as the parties agree. For the year ended December 31, 2023, allocated expenses were $27.2 million for these services.

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

Certain interests in Newmark Holdings may be exchanged in the future for a number of shares of Newmark Class A common stock or shares of Newmark Class B common stock equal to the exchange ratio (which was 0.9231 as of December 31, 2023), but is subject to adjustments as set forth in the Separation and Distribution Agreement). See above under “—Adjustment to Exchange Ratio.” Certain of these exchanges could result in increases to our share of the tax basis of the tangible and intangible assets of Newmark OpCo that otherwise would not have been available, although the Internal Revenue Service (the “IRS”) may challenge all or part of that tax basis increase, and a court could sustain such a challenge by the IRS. These increases in tax basis, if sustained, may reduce the amount of tax that we would otherwise be required to pay in the future.

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

For purposes of the tax receivable agreement, cash savings in income and franchise tax will be computed by comparing our actual income and franchise tax liability to the amount of such taxes that we would have been required to pay had there been no depreciation or amortization deductions available to us that were attributable to an increase in tax basis (or any imputed interest) as a result of an exchange. The tax receivable agreement will continue until all such tax benefits have been utilized or have expired, unless we (with the approval by a majority of our independent directors) exercise our right to terminate the tax receivable agreement for an amount based on an agreed value of payments remaining to be made under the agreement, provided that if Cantor and we cannot agree upon a value, the agreement will remain in full force and effect. The actual amount and timing of any payment under the tax receivable agreement will vary depending on a number of factors, including the nature of the interests exchanged, the timing of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income.

Any amendment to the tax receivable agreement will be subject to approval by a majority of our independent directors.

Registration Rights Agreement

In connection with the Separation, on December 13, 2017, we entered into a registration rights agreement with BGC Partners and Cantor which provided Cantor, BGC Partners and their respective affiliates (prior to the Spin-Off) and Cantor and its affiliates (after the Spin-Off) registration rights with respect to shares of our Class A common stock, including shares issued or to be issued upon exchange of the Newmark Holdings exchangeable limited partnership interests held by Cantor, shares of our Class A common stock issued or issuable in respect of or in exchange for any shares of our Class B common stock and any other shares of our Class A common stock that may be acquired by Cantor or its affiliates. We refer to these shares as “registrable securities,” and we refer to the holders of these registrable securities as “holders.”

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

Derivative Suits

On August 5, 2022, Robert Garfield filed a complaint in the Delaware Court of Chancery, captioned Robert Garfield v. Howard W. Lutnick, et al. (Case No. 2022-0687) (the “Garfield action”), against the members of the Board and Mr. Lutnick in his capacity as Chairman of the Board and controlling stockholder. This derivative complaint alleges that in connection with the December 2021 bonus Award, payable over a three-year period, granted to Mr. Lutnick: (i) the Board breached its fiduciary duty, (ii) neither the award nor the approval process employed by the Compensation Committee were entirely fair to the Company and its stockholders, and (iii) the members of the Compensation Committee did not exercise independent judgment. The complaint alleges that Mr. Lutnick breached his fiduciary duty as Chairman and controlling shareholder by forcing the Company to grant the award and by accepting it. The complaint seeks rescission of the award and other compensation, as well as damages and other relief.

On October 7, 2022, Cardinal Capital Management, LLC filed a complaint in the Delaware Court of Chancery, captioned Cardinal Capital Management, LLC v. Howard W. Lutnick, et al. (Case No. 2022-0909-SG) (the “Cardinal action”), against Mr. Lutnick, the members of the Compensation Committee in 2021, who were Virginia S. Bauer, Kenneth A. McIntyre and Michael Snow (as members of Compensation Committee), and Barry Gosin, Michael Rispoli and Stephen Merkel, as Newmark’s executive officers. The derivative complaint alleges that in connection with the Company’s June 2021 partnership units exchange for Mr. Lutnick and Officers (as such term is defined in the Cardinal action) and the December 2021 bonus award, payable over a three-year period, granted to Mr. Lutnick: (i) the Compensation Committee and Officers breached their fiduciary duties and wasted corporate assets; and (ii) Mr. Lutnick and the Officers were unjustly enriched. The complaint also alleges that Mr. Lutnick breached his fiduciary duty as Chairman and controlling shareholder, and wasted corporate assets, by forcing the Company to grant the award and by accepting it. The complaint seeks recoupment of the partnership units exchange and the award, as well as damages and other relief.

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

Other Legal Proceedings

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

Potential Conflicts of Interest and Competition with BGC and Cantor

Various conflicts of interest between and among us, BGC and Cantor may arise in the future in a number of areas relating to our past and ongoing relationships, including potential acquisitions of businesses or properties, the election of new directors, payment of dividends, incurrence of indebtedness, tax matters, financial commitments, marketing functions, indemnity arrangements, service arrangements, issuances of capital stock, sales or distributions of shares of our common stock and the exercise by Cantor of control over our management and affairs.

Cantor, directly through its ownership of shares of our Class A common stock and Class B common stock, and Mr. Lutnick, indirectly through his control of Cantor, are each able to exercise control over our management and affairs and all matters requiring stockholder approval, including the election of our directors and determinations with respect to acquisitions and dispositions, as well as material expansions or contractions of our business, entry into new lines of business and borrowings and issuances of our Class A common stock and Class B common stock or other securities. Cantor’s voting power may also have the effect of delaying or preventing a change of control of us. This control will also be exercised because Cantor is, controlled by CFGM, its managing general partner, and, ultimately, by Mr. Lutnick, who serves as our Executive Chairman. Mr. Lutnick is also the Chairman of the board of directors and Chief Executive Officer of BGC Group, Cantor, and CFGM as well as the trustee of an entity that is the sole shareholder of CFGM.

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

•	any loans to or from us or Cantor;

•	business operations or business opportunities of ours and Cantor’s that would compete with the other party’s business opportunities;

•	intellectual property matters;

•	business combinations involving us; and

•	the nature, quality and pricing of administrative services and transition services to be provided to or by BGC Group or Cantor or their respective affiliates.

Potential conflicts of interest could also arise if we decide to enter into any new commercial arrangements with Cantor in the future or in connection with Cantor’s desire to enter into new commercial arrangements with third parties.

We also expect Cantor to manage its ownership of us so that it will not be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) including by maintaining its voting power in us above a majority absent an applicable exemption from the Investment Company Act. This may result in conflicts with us, including those relating to acquisitions or offerings by us involving issuances of shares of our Class A common stock, or securities convertible or exchangeable into shares of Class A common stock, that would dilute Cantor’s voting power in us.

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

We also have entered into agreements that provide certain rights to the holder of a majority of the Newmark Holdings exchangeable limited partnership interest, which is currently Cantor. For example, the Separation and Distribution Agreement provides that dividends for a year to our common stockholders that are 25% or more of our post-tax Adjusted Earnings per fully diluted share for such year shall require the consent of the holder of a majority of the Newmark Holdings exchangeable limited partnership interests. In addition, the Separation and Distribution Agreement requires Newmark to contribute any Reinvestment Cash, as an additional capital contribution with respect to its existing limited partnership interest in Newmark OpCo, unless Newmark and the holder of a majority of the Newmark Holdings exchangeable limited partnership interests agree otherwise. It is possible that Cantor, as the holder of a majority of the Newmark Holdings exchangeable limited partnership interest, will not agree to a higher dividend percentage or a different use of Reinvestment Cash, even if doing so might be more advantageous to the Newmark stockholders.

Our agreements and other arrangements with BGC and Cantor, including the Separation and Distribution Agreement, may be amended upon agreement of the parties to those agreements and approval of our Audit Committee. During the time that we are controlled by Cantor, Cantor may be able to require us to agree to amendments to these agreements. We may not be able to resolve any potential conflicts, and, even if we do, the resolution may be less favorable to us than if we were dealing with an unaffiliated party.

In order to address potential conflicts of interest between or among BGC, Cantor and their respective representatives and us, our certificate of incorporation contains provisions regulating and defining the conduct of our affairs as they may involve BGC and/or Cantor and their respective representatives, and our powers, rights, duties and liabilities and those of our representatives in connection therewith. Our certificate of incorporation provides that, to the greatest extent permitted by law, no Cantor Company or BGC Partners Company, each as defined in our certificate of incorporation, or any of the representatives, as defined in our certificate of incorporation, of a Cantor Company or BGC Partners Company will, in its capacity as our stockholder or affiliate, owe or be liable for breach of any fiduciary duty to us or any of our stockholders. In addition, to the greatest extent permitted by law, none of any Cantor Company, BGC Partners Company or any of their respective representatives will owe any duty to refrain from engaging in the same or similar activities or lines of business as us or our representatives or doing business with any of our or our representatives’ clients or customers. If any Cantor Company, BGC Partners Company or any of their respective representatives acquires knowledge of a potential transaction or matter that may be a corporate opportunity (as defined in our certificate of incorporation) for any such person, on the one hand, and us or any of our representatives, on the other hand, such person will have no duty to communicate or offer such corporate opportunity to us or any of our representatives, and will not be liable to us, any of our stockholders or any of our representatives for breach of any fiduciary duty by reason of the fact that they pursue or acquire such corporate opportunity for themselves, direct such corporate opportunity to another person or do not present such corporate opportunity to us or any of our representatives, subject to the requirement described in the following sentence. If a third-party presents a corporate opportunity to a person who is both our representative and a representative of a BGC Partners Company and/or a Cantor Company, expressly and solely in such person’s capacity as our representative, and such person acts in good faith in a manner consistent with the policy that such corporate opportunity belongs to us, then such person will be deemed to have fully satisfied and fulfilled any fiduciary duty that such person has to us as our representative with respect to such corporate opportunity, provided that any BGC Partners Company, any Cantor Company or any of their respective representatives may pursue such corporate opportunity if we decide not to pursue such corporate opportunity.

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

•

such contract, agreement, arrangement or transaction is approved by our stockholders by the affirmative vote of a majority of the voting power of all of our outstanding shares of capital stock entitled to vote thereon, excluding from such calculation shares of capital stock that are beneficially owned (as such term is defined in Rule 16a-1(a)(2) promulgated by the SEC under the Exchange Act) by a BGC Partners Company or a Cantor Company; or

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

Transactions by Cantor with Newmark in Equity Securities

Our Board of Directors has determined that Cantor is a “deputized” director of the Company for purposes of Rule 16b-3 under the Exchange Act with respect to the transactions contemplated by the Separation and the Spin-Off and other transactions from time to time. Rule 16b-3 exempts from the short-swing profits liability provisions of Section 16(b) of the Exchange Act certain transactions in an issuer’s securities between the issuer or its majority-owned subsidiaries and its officers and directors if, among other things, the transaction is approved in advance by the issuer’s board of directors or a disinterested committee of the issuer’s board of directors. The Rule 16b-3 exemption extends to any such transactions by an entity beneficially owning more than 10% of a class of an issuer’s equity securities if the entity is a “deputized” director because it has a representative on the issuer’s board of directors. Our Board of Directors’ intent in determining that Cantor is a “deputized” director is that acquisitions or dispositions by Cantor of shares of our common stock or interests in our common stock from or to us or its majority-owned subsidiaries will be eligible for the Rule 16b-3 exemption from the short-swing profits liability provisions of Section 16(b) of the Exchange Act.

Transactions with Cantor Commercial Real Estate Company, L.P. (“CCRE”)

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $2.7 million and $3.6 million for the years ended December 31, 2023 and 2022 respectively, which were included as part of “Management services, servicing fee and other” in the consolidated statements of operations included in Item 8 of the Original Form 10-K.

On July 22, 2019, Cantor Commercial Real Estate Lending, L.P. (“CCRE Lending”) made a $146.6 million commercial real estate loan to a single-purpose company in which Barry Gosin, Newmark’s Chief Executive Officer, owns a 19% interest. This loan is secured by the single-purpose company’s interest in property in Pennsylvania that is subject to a ground lease. While CCRE Lending initially provided the full loan amount, on August 16, 2019, a third-party bank purchased approximately 80% of the loan value from CCRE Lending, with CCRE Lending retaining approximately 20%. This loan matures on August 6, 2029, and is payable monthly at a fixed interest rate of 4.38% per annum. Newmark provided certain commercial loan brokerage services to the Borrower in the ordinary course of its business, and the Borrower paid Newmark a fee, as the broker of the Loan, of $0.7 million. The Audit Committee approved the commercial loan brokerage services and the related fee amount received.

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

As part of the Separation prior to the completion of the Newmark IPO, the BGC group contributed to Newmark its $100.0 million investment in Berkeley Point and Real Estate LP to Newmark. Real Estate LP conducted activities in real estate related businesses and asset backed securities related business and extensions thereof and ancillary activities thereto. Newmark held a redemption option in which Real Estate LP would redeem in full Newmark’s investment in Real Estate LP in exchange for Newmark’s capital account balance in Real Estate LP as of such time.

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

Additional Terms of the BP Transaction Agreement

The BP transaction agreement included customary representations, warranties and covenants, including covenants related to intercompany referral arrangements among Cantor, Newmark and their respective subsidiaries. These referral arrangements provided for profit-sharing and fee-sharing arrangements at various rates depending on the nature of a particular referral. The parties had further agreed that, subject to limited exceptions, for so long as a member of the Newmark group maintains an investment in Real Estate LP, Real Estate LP and the Cantor group will seek certain government-sponsored and government-funded loan financing exclusively through Berkeley Point. This obligation terminated with the termination of Newmark’s interest in Real Estate LP.

Redemption of BGC Holdings HDUs in Connection with Corporate Conversion

In connection with the Corporate Conversion, on May 18, 2023, Mr. Lutnick’s 1,474,930 BGC Holdings HDUs were redeemed for a cash capital account payment of $9.1 million, $7.0 million of which was paid by Newmark, with the remainder paid by BGC. The $7.0 million HDU liability was included in “Accrued Compensation” in the consolidated statements of cash flows included in Item 8 of the Original Form 10-K and related to services provided by Mr. Lutnick to Newmark prior to the Spin-Off. Newmark recorded the related compensation expense and took the compensation tax deductions in prior years.

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

Related Party Payables

Payables to related parties were $6.6 million as of December 31, 2023.

Market Making and Related-Party Borrowings

Market-Making Transactions

On March 25, 2022, we filed an immediately effective registration statement on Form S-3, pursuant to which Cantor Fitzgerald & Co. (“CF&Co”) could make offers and sales of our 6.125% Senior Notes due 2023 in connection with ongoing market-making transactions which may occur from time to time. This registration statement replaced a prior market-making registration statement that has expired. The 6.125% Senior Notes due 2023 matured on November 15, 2023 and are no longer outstanding.

CF Secured Borrowing Facility

On August 2, 2021, Newmark OpCo, entered into a Master Repurchase Agreement (the “Repurchase Agreement”) with CF Secured, LLC (“CF Secured”), an affiliate of Cantor, pursuant to which Newmark may seek, from time-to-time, to execute short-term secured financing transactions. Repurchase agreements effect equity financing. The Company, under the Repurchase Agreement, may seek to sell securities owned by the Company, to CF Secured, under the Repurchase Agreement, and agrees to repurchase those securities on a date certain at a repurchase price generally equal to the original purchase price plus interest. The Repurchase Agreement is subject to ongoing compliance with various covenants and contains customary events of default. If an event of default occurs, the repurchase date for each transaction under the Repurchase Agreement may be accelerated to the date of default. For events of default relating to insolvency and receivership, the repurchase date for each transaction under the Repurchase Agreement is automatically accelerated to the date of default.

Pursuant to the Repurchase Agreement, the Company and CF Secured agreed to enter into a repurchase transaction, wherein CF Secured would deliver the cash of such repurchase transaction to the Company on an overnight basis at an initial rate of 0.95% per annum (approximately 1.00% less expensive than Newmark’s revolving credit facility), and the Company would deliver to CF Secured the number of shares of Nasdaq, Inc. as collateral so that the market value of such shares equaled 130% of such cash proceeds. The Nasdaq Shares were marked to market daily, and the minimum maintenance margin requirement, if the share price declined, would have been 120% of such cash proceeds. The Company will be required to transfer additional collateral (securities and/or cash) in the event of a margin percentage decline below 120%.

The initial repurchase transaction was executed on August 2, 2021 and consisted of Newmark receiving $260 million in cash and delivering 1,818,000 Nasdaq Shares as collateral. The repurchase transaction could be rolled over daily (or for a term greater than one day at a time), subject to terms mutually acceptable to the Company and CF Secured, including the rate and minimum margin requirement, both of which could fluctuate based upon general funding rates and other factors in the repurchase funding market.

Pursuant to this agreement, as of December 31, 2021 the Company had 866,791 Nasdaq shares pledged in the amount of $182.0 million, against which Newmark received $140.0 million. As of December 31, 2022, Newmark repaid an amount of $140.0 million to CF Secured. As of December 31, 2023, there were no repurchase agreements and securities loaned.

The Repurchase Agreement is, and related initial repurchase transaction was, on market terms and rates, and both were approved by our Audit Committee.

Intercompany Credit Agreement with Cantor

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement (the “First Cantor Credit Agreement Amendment”). Pursuant to the First Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement (the “Newmark Revolving Loans”). The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark Revolving Loans would bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Amended and Restated Credit Agreement, dated as of March 10, 2022 by and among Newmark, as borrower, certain subsidiaries of Newmark, as guarantors, Bank of America, N.A., as administrative agent and the lenders from time to time party thereto, as may be amended, restated, supplemented or otherwise modified from time to time (the “Credit Facility”). Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’

prior written notice. Also on December 20, 2023, Newmark drew $130.0 million of Newmark Revolving Loans, and used the proceeds to repay the $130.0 million balance then outstanding under the Credit Facility. As of December 31, 2023, there were $130.0 million of borrowings outstanding under the Cantor Credit Agreement. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes, as defined below. While the Newmark Revolving Loans were outstanding, we paid $0.5 million of interest to Cantor.

7.500% Senior Notes

On January 12, 2024, Newmark closed an offering of $600.0 million aggregate principal amount of its 7.500% senior notes due 2029 (“7.500% Senior Notes”). The notes are general senior unsecured obligations of Newmark. The 7.500% Senior Notes were offered and sold in a private offering exempt from the registration requirements under the Securities Act. Cantor purchased $125.0 million aggregate principal amount of 7.500% Senior Notes in the offering, and still holds such notes as of April 26, 2024. Customary registration rights were provided to purchasers of the 7.500% Senior Notes. The Company received net proceeds from the offering of the 7.500% Senior Notes of approximately $594.7 million after deducting the initial purchasers’ discounts and estimated offering expenses. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. The Company used the net proceeds of the offering of the 7.500% Senior Notes to repay all of the $420.0 million outstanding under its Delayed Draw Term Loan Credit Agreement, dated as of August 10, 2023. Additional net proceeds were used to repay $130.0 million of outstanding revolving debt, including with respect to borrowings under the Cantor Credit Agreement.

Financial Advisor Agreement

In November 2018, the Audit Committee authorized Newmark to enter into an engagement agreement with CF&Co and its affiliates to act as financial advisor in connection with one or more third-party business combination transactions as requested by Newmark on behalf of its affiliates from time to time on specified terms, conditions and fees.

Government Sponsored Enterprise (“GSE”) Loan and Related Party Limits

In February 2019, the Audit Committee of the Company authorized Newmark and its subsidiaries to originate and service GSE loans to Cantor and its affiliates (other than BGC) and service loans originated by Cantor and its affiliates (other than BGC) on prices, rates and terms no less favorable to Newmark and its subsidiaries than those charged by third parties. The authorization is subject to certain terms and conditions, including but not limited to: (i) a maximum amount up to $100.0 million per loan, (ii) a $250.0 million limit on loans that have not yet been acquired or sold to a GSE at any given time, and (iii) a separate $250.0 million limit on originated Fannie Mae loans outstanding to Cantor at any given time. There were no such transactions during the year ended December 31, 2023.

Services Agreement with CFE Dubai

In May 2020, the Audit Committee of the Company authorized Newmark & Company Real Estate, Inc. (“Newmark & Co.”), a subsidiary of Newmark, to enter into an agreement with Cantor Fitzgerald Europe (DIFC Branch) (“CFE Dubai”) pursuant to which CFE Dubai will employ and support an individual who is a resident of Dubai in order to enhance Newmark’s capital markets platform, in exchange for a fee. CFE Dubai and Newmark & Co. negotiated a Services Agreement memorializing the arrangement between the parties (the “Services Agreement”). The Services Agreement provides that Newmark & Co. will reimburse CFE Dubai for the individual’s fully allocated costs, plus a mark-up of seven percent (7%). In addition, the Audit Committee of the Company authorized the Company and its subsidiaries to enter into similar arrangements in respect of any jurisdiction, in the future, with Cantor and its subsidiaries, provided that the applicable agreements contain customary terms for arrangements of this type and that the mark-up charged by the party employing one or more individuals for the benefit of the other is between 3% and 7.5%, depending on the level of support required for the employed individual(s). There were no such transactions during the year ended December 31, 2023.

Services Agreement with Cantor Fitzgerald Europe for the Provision of Real Estate Investment Banking Services

On February 21, 2024, the Audit Committee of the Company authorized Newmark Holdings Limited (“NHL”), a subsidiary of Newmark, to enter into an agreement with Cantor Fitzgerald Europe (“CFE”) pursuant to which CFE will employ and support an individual to enhance Newmark’s capital markets platform by providing real estate investment banking services for the benefit of Newmark’s client. Under this agreement, NHL will reimburse CFE for the individual’s fully allocated costs, plus a mark-up of seven percent (7%) and CFE will be entitled to ten percent (10%) of revenues generated by such individual on behalf of Newmark. In addition, the Audit Committee of the Company authorized NHL to include additional individuals to perform such services on substantially the same terms; provided that, in any case, the mark-up charged for such additional individuals is between 3.0% and 7.5%, depending on the level of support required for such individuals.

Sublease to Cantor Fitzgerald, L.P.

In January 2022, Cantor entered into an agreement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, for a period of six months until June 30, 2022 at a rate of $0.1 million per month. In July 2022, the sublease was extended one year to June 30, 2023. In June 2023, the sublease was extended three months to September 30, 2023. As of December 31, 2023 the sublease had been terminated. Newmark received $0.7 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively.

Transactions Related to Ordinary Course Real Estate Services

On November 4, 2020, our Audit Committee authorized entities in which executive officers have a non-controlling interest to engage Newmark to provide ordinary course real estate services to them as long as Newmark’s fees are consistent with the fees that Newmark ordinarily charges for these services. There were no such transactions during the year ended December 31, 2023.

Knotel Assets

As part of the Knotel acquisition on March 24, 2021, we assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, we would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

Employment Matter

On June 28, 2021, Newmark hired a son of our Executive Chairman as a full-time employee, providing for salary, bonus, reimbursement of ordinary course expenses and travel, and a potential profit participation consistent with other entrepreneurial arrangements in the event of certain liquidity events related to businesses developed by him. This employment arrangement was approved by the Audit Committee. For 2023, total compensation under the arrangement was approximately $400,000.

Debt Repurchase Program

On June 16, 2020, our Board of Directors and Audit Committee authorized a debt repurchase program for the repurchase by us of up to $50.0 million of Company debt securities. Repurchases of Company debt securities, if any, are expected to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption.

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

The timing and amount of Company debt securities repurchased under the program, if any, will be at the discretion of management, and will depend on the optimal uses of capital as determined by management, available cash, market conditions, the cost to repurchase such securities as compared to other forms of debt repayment (including debt under our revolving credit facility), and other considerations. Therefore, there can be no assurance as to the aggregate principal amount of Company debt securities, if any, repurchased. We may discontinue the repurchase program at any time. As of December 31, 2023, Newmark had $50.0 million remaining from its debt repurchase authorization.

Share Repurchase Program

On February 10, 2022, our Board of Directors and Audit Committee authorized share repurchases of Newmark Class A common stock and purchases of limited partnership interests or other equity interests in Newmark’s subsidiaries up to $400 million. This authorization includes repurchases of shares or purchase of units from executive officers, other employees and partners, including of BGC and Cantor, as well as other affiliated persons or entities. From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the year ended December 31, 2023, Newmark repurchased 5.8 million shares of Class A common stock at an average price of $6.47 per share. As of December 31, 2023, Newmark had $354.9 million remaining from its share repurchase and unit purchase authorization.

Referral Fees to Cantor

In September 2021, the Audit Committee authorized Newmark and its subsidiaries to pay referral fees to Cantor and its subsidiaries (other than us and our subsidiaries) in respect of referred business, pursuant to ordinary course arrangements in circumstances where Newmark would customarily pay referral fees to unrelated third parties and where we are paying a referral fee to Cantor in an amount that is no more than the applicable percentage rate set forth in our intra-company referral policies, as then in effect, with such fees to be at referral rates no less favorable to us than would be paid to unrelated third parties. There were no such transactions during the year ended December 31, 2023.

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

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table sets forth the aggregate fees incurred by us for audit and other services rendered by Ernst & Young, during the years ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022
Audit fees	$3,867,768	$3,453,830
Audit-related fees	311,600	311,600
Tax fees	1,599,300	1,541,940
All other fees	—	—

Total	$5,778,668	$5,307,370

“Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and internal control over financial reporting, including audit fees for the Company’s employee benefit plan. Audit-related fees includes fees for registration statements. “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the other categories.

AUDIT COMMITTEE’S PRE-APPROVAL POLICIES AND PROCEDURES

During 2023, our Audit Committee specifically approved the appointment of Ernst & Young to be our independent auditors for the year ended December 31, 2023. Ernst & Young was also approved to perform reviews of our quarterly financial reports within the year ended December 31, 2023 and certain other audit-related services such as accounting consultations. Pursuant to our Audit Committee Charter, the Committee will pre-approve audit services, internal control-related services and permitted non-audit services to be performed for us by Ernst & Young.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. The consolidated financial statements required to be filed in this Amendment are included in Part II, Item 8 of the Original Form 10-K.

(a) (3) The Exhibit Index set forth below is incorporated by reference in response to this Item 15.

The following exhibits are filed as part of this Amendment as required by Regulation S-K. The exhibits designated by a dagger (†) are management contracts and compensatory plans and arrangements required to be filed as exhibits to this Amendment. Certain schedules and exhibits designated by one asterisk (*) have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. Certain schedules and exhibits designated by two asterisks (**) have annexes, schedules and/or exhibits that have been omitted pursuant to Item 601(b)(2) of Regulation S-K promulgated by the SEC. Newmark agrees to furnish a supplemental copy of any omitted attachment to the SEC on a confidential basis upon request.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1**	Amended and Restated Separation and Distribution Agreement, dated as of November 23, 2018, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., BGC Global Holdings, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 27, 2018)

3.1	Amended and Restated Certificate of Incorporation of Newmark Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

3.2	Amended and Restated Bylaws of Newmark Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

4.1	Description of the Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

4.2	Indenture, dated as of November 6, 2018, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2018)

4.3	Second Supplemental Indenture, dated as of January 12, 2024, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2024)

4.4	Form of Newmark Group, Inc. 7.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2024)

10.1†	Employment Agreement, dated February 10, 2023, by and among Barry Gosin, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2023)

10.2**	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.3	Amendment, dated as of March 10, 2023, to the Amended and Restated Agreement of Limited Partnership of Newmark Holdings, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2023)

10.4	Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of December 13, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.5	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of March 14, 2018 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.6	Second Amended and Restated Limited Partnership Agreement of Newmark Partners, L.P., dated as of June 19, 2018 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 20, 2018)

10.7	Third Amended and Restated Agreement of Limited Partnership of Newmark Partners, L.P., dated as of September 26, 2018 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 28, 2018)

10.8	Registration Rights Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.9	Administrative Services Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.10	Tax Matters Agreement, dated as of December 13, 2017, by and among BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., Newmark Group, Inc., Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.11	Tax Receivable Agreement, dated as of December 13, 2017, by and between Cantor Fitzgerald, L.P. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.12	Exchange Agreement, dated as of December 13, 2017, by and among Cantor Fitzgerald, L.P., BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.13†	Change of Control Agreement, dated as of December 13, 2017, by and between Newmark Group, Inc. and Howard W. Lutnick (incorporated by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.14†	Retention Bonus Agreement by and between Howard W. Lutnick and Newmark Group, Inc. dated as of December 28, 2021 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 30, 2021)

10.15†	Employment Agreement, dated September 29, 2022, by and among Michael Rispoli, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 3, 2022)

10.16†	Letter Agreement, effective as of December 1, 2017, by and between Barry M. Gosin and BGC Holdings, L.P. (incorporated by reference to Exhibit 10.27 of Amendment No. 3 to the Registration Statement on Form S-1 of Newmark Group, Inc. filed with the SEC on December 4, 2017)

10.17†	Newmark Group, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.18†	Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.19†	Newmark Holdings, L.P. Participation Plan (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 19, 2017)

10.20	Amended and Restated Credit Agreement, dated as of March 19, 2018, by and between BGC Partners, Inc. and Newmark Group, Inc. (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2018)

10.21	Credit Agreement, dated as of November 30, 2018, between Newmark Group, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.22	First Amendment, dated December 20, 2023, to the Credit Agreement, dated as of November 30, 2018, by and between Newmark Group, Inc. and Cantor Fitzgerald, L.P. (incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2023)

10.23	Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 30, 2018)

10.24	First Amendment, dated February 26, 2020, to the Credit Agreement, dated as of November 28, 2018, by and among Newmark Group, Inc., as Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2021)

10.25	Master Repurchase Agreement, dated August 2, 2021, by and between Newmark Partners, L.P. and CF Secured LLC (incorporated by reference as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2021)

10.26	Amended and Restated Credit Agreement, dated as of March 10, 2022, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 14, 2022)

10.27*	Delayed Draw Term Loan Agreement, dated as of August 10, 2023, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 15, 2023)

10.28	Consent Letter, dated December 20, 2023, related to the Delayed Draw Term Loan Agreement, dated as of August 10, 2023, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2023)

10.29	Registration Rights Agreement, dated as of January 12, 2024, between Newmark Group, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2024)

21.1	List of subsidiaries of Newmark Group, Inc. (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2024).

97.1	Compensation Recovery Policy of Newmark Group, Inc. (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 29, 2024)

101	Interactive data file, formatted in Inline XBRL

104	The cover page from this Amendment No. 1 to Annual Report on Form 10-K/A, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended December 31, 2023 to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of April, 2024.

Newmark Group, Inc.

By:	/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Executive Chairman