Form 10-Q
period 2024-03-31
NEWMARK GROUP, INC.
filed 2024-05-10
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2024
Class A Common Stock, par value $0.01 per share	151,207,917 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

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

Corporate Conversion	A series of mergers and related transactions pursuant to which, effective at 12:02 AM Eastern Time on July 1, 2023, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group, transforming the organizational structure of the BGC businesses from an “Up-C” structure to a simplified “Full C-Corporation” structure

CoStar	CoStar Group Inc.

COVID-19	Coronavirus Disease 2019

Credit Agreement	The Company’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, most recently amended and restated on April 26, 2024.

Credit Facility
The credit facility pursuant to the Credit Agreement, as amended and restated, with a current maximum revolving loan balance of $600.0 million, which the Company has the right to increase up to $800.0 million subject to certain conditions being met, and a maturity date of April 26, 2027, bearing interest at either SOFR or a defined base rate plus additional margin

Delayed Draw Term Loan
The previously outstanding credit facility pursuant to the Delayed Draw Term Loan Credit Agreement, with an aggregate principal amount of $420.0 million (which could have been increased, subject to certain terms and conditions, to up to $550.0 million) and a maturity date of November 14, 2026, which bore interest at SOFR or a defined base rate plus additional margin

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

Founding Partner interests, Founding Partner units or FPUs	Founding/Working Partners units in Newmark Holdings or, prior to the closing of the Corporate Conversion, Newmark Holdings or BGC Holdings, that are generally redeemed upon termination of employment

Freddie Mac	The Federal Home Loan Mortgage Corporation

Freddie Mac Strip	A three-basis point servicing fee and/or up to a one-basis point surveillance fee on certain Freddie Mac loans after the loan is securitized in a Freddie Mac pool

Freddie Mac TAH	The Freddie Mac Targeted Affordable Housing Program

GCS	Global corporate services

GDP	Gross domestic product

GDPR	General Data Protection Regulation

Gerald Eve	Gerald Eve LLP, a London-based real estate advisory firm acquired on March 10, 2023

Ginnie Mae	The Government National Mortgage Association

GSE or GSEs	Government-sponsored entities (Fannie Mae and Freddie Mac)

H-Rights	Rights to exchange PSUs into HDUs

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s consolidated balance sheets

HUD	U.S. Department of Housing and Urban Development

HUD LEAN	HUD’s mortgage insurance program for senior housing

HUD MAP	HUD’s Multifamily Accelerated Processing

Investment Company Act	Investment Company Act of 1940, as amended

Knotel	Knotel, Inc.

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

LPA Amendment	An amendment, dated as of March 10, 2023, to the Newmark Holdings limited partnership agreement

LPUs, limited partnership units, or limited partnership interests	Certain limited partnership units in Newmark Holdings or, prior to the closing of the Corporate Conversion, Newmark Holdings or BGC Holdings, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, and RPUs, along with future types of limited partnership units in Newmark Holdings

MBA	Mortgage Bankers’ Association

McCall & Almy	McCall & Almy, Inc.

MPC	Monetary Policy Committee of the Bank of England

MSCI	MSCI Real Assets (formerly known as Real Capital Analytics, or “RCA”)

MSRs	Mortgage servicing rights

Nasdaq	Nasdaq, Inc. (formerly known as NASDAQ OMX Group, Inc.)

Newmark	Newmark Group, Inc., and where applicable, its consolidated subsidiaries. Also referred to as the “Company,” “we,” “us,” or “our”

Newmark & Co.	Newmark & Company Real Estate, Inc., which for the purposes of this document is defined as all of the companies acquired by BGC Partners on October 14, 2011. Comparisons in this document to our 2011 revenues are based on unaudited full year 2011 revenues for Newmark & Co.

Newmark Common Stock	Newmark Class A common stock and Newmark Class B common stock, collectively

Newmark Class A common stock	Newmark Class A common stock, par value $0.01 per share

Newmark Class B common stock	Newmark Class B common stock, par value $0.01 per share

Newmark Entity Group	Newmark, Newmark Holdings, Newmark OpCo and their respective consolidated subsidiaries, collectively

Newmark Holdings	Newmark Holdings, L.P., which is owned jointly by Newmark, Cantor, Newmark’s employee partners and other partners

NHL	Newmark Holdings Limited

Newmark Holdings limited partnership agreement	Amended and Restated Agreement of Limited Partnership of Newmark Holdings, dated as of December 13, 2017

Newmark IPO	The initial public offering of 23 million shares of Newmark Class A common stock at a price of $14.00 per share in December 2017

Newmark OpCo	Newmark Partners, L.P., an operating partnership, which is owned jointly by Newmark and Newmark Holdings and holds the businesses of Newmark

Newmark Research	A Newmark service providing real estate market reports and analysis to our professionals and clients

Newmark Revolving Loans
Certain loans that Cantor has agreed to make from time to time to Newmark pursuant to the First Cantor Credit Agreement Amendment in an aggregate outstanding principal amount of up to $150.0 million, on substantially the same terms as other loans under such agreement, except that until April 15, 2024, the Newmark Revolving Loans would bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•macroeconomic and other challenges and uncertainties, including those resulting from the wars in Ukraine and Israel and other ongoing or new conflicts in the Middle East or other regions, downgrades of U.S. Treasuries, fluctuating global interest rates, inflation and the Federal Reserve’s responses thereto, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, increasing energy costs, including such increasing costs’ effect on demand for commercial real estate and capital markets transaction volumes, office space, levels of new lease activity and renewals, distressed non-GSE commercial mortgages, frequency of loan defaults and forbearance and associated losses, and fluctuations in the mortgage-backed securities market, as well as potential changes in these factors as a result of the upcoming U.S. Presidential election;
•challenges relating to our repositioning of certain aspects of our business to adapt to and better address the needs of our clients in the future as a result of the acceleration of pre-existing long-term social and economic trends, fluctuating interest rates and market uncertainty, and other legal, cultural and political events and conflicts, and governmental measures taken in response thereto, including reductions in capital markets transaction volumes due to fluctuating interest rates and market uncertainty, uncertainty in the timing of stabilization of interest rates and the recovery of transaction volumes, changes in the mix of demand for commercial real estate space, including as a result of the COVID-19 pandemic, decreased demand for urban office and retail space generally, which may be offset in whole or in part by increased demand for suburban office, data storage, fulfillment, and distribution centers and life sciences facilities, that could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services, including the time and expense related to such repositioning, as well as risks related to declines in real estate values, including due to sales of loans previously held by failed financial institutions, increases in commercial real estate lending rates, and the volume of committed investment capital;
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
•our relationship and transactions with Cantor and its affiliates including CF&Co and CCRE, Newmark’s structure, including Newmark Holdings, which is owned by Newmark, Cantor, Newmark’s employee partners and other partners, and Newmark OpCo, the timing and impact of any actual or future changes to our organization or structure, any challenges to our interpretation or application of tax laws to our structure, any related transactions, conflicts of interest, or litigation, including with respect to executive compensation matters, loans to or from Newmark or Cantor, Newmark Holdings or Newmark OpCo, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, repurchase agreements and joint ventures, and CF&Co’s acting as our placement agent in connection with certain capital markets transactions;
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
•the effect on our businesses of any extraordinary transactions, restructurings, or reorganizations, including potential dilution, taxes, costs, and other impacts;
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
•the impact of terrorist acts, acts of war or other violence, as well as disasters or weather-related or similar events, including hurricanes, and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents;
•the effect on our business, clients, the markets in which we operate, and the economy in general of fluctuating interest rates, market volatility, and inflationary pressures and the Federal Reserve’s response thereto, infrastructure spending, changes in the U.S. and foreign tax and other laws, interpretation of tax law, potential policy and regulatory changes in Mexico and other countries, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and future changes to tax policy and other potential political policies resulting from elections and changes in governments;
•our dependence upon our key employees, our ability to build out successful succession plans, our ability to enforce post-employment restrictive covenants applicable to certain of our key employees and the potential impact of the Federal Trade Commission’s recent ban on non-compete provisions, scheduled to go into effect in August 2024 but under legal challenge, which may impact our employment arrangements and awards, the impact of absence due to illness or leave of certain key executive officers or employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC and various other ventures and investments sponsored by Cantor;
•the impact of any claims or litigation related to compensation, or other transactions with our executive officers;
•extensive regulation of our business and clients, changes in regulations relating to commercial real estate and other industries, changes in environmental regulations, including regulations relating to climate change and greenhouse gas emissions, and risks relating to tax and compliance matters, including regulatory examinations, inspections, audits, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, and compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to our taking actions to ensure that we and Newmark Holdings are not deemed investment companies under the Investment Company Act;
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

The foregoing risks and uncertainties, as well as those risks and uncertainties set forth in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023, may cause actual results and events to differ materially from the forward-looking statements. The information included herein is given as of the filing date of this Quarterly Report on Form 10-Q with the SEC, and future results or events could differ significantly from these forward-looking statements. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I
ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$140,903	$164,894
Restricted cash	97,806	93,812
Loans held for sale, at fair value	505,668	528,944
Receivables, net	524,413	622,508
Other current assets (see Note 17)	108,527	95,946
Total current assets	1,377,317	1,506,104
Goodwill	774,156	776,547
Mortgage servicing rights, net	521,872	531,203
Loans, forgivable loans and other receivables from employees and partners, net	787,878	651,197
Right-of-use assets	568,118	596,362
Fixed assets, net	173,685	178,035
Other intangible assets, net	78,683	83,626
Other assets (see Note 17)	140,213	148,501
Total assets	$4,421,922	$4,471,575
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$493,428	$498,631
Accrued compensation	316,554	400,765
Accounts payable, accrued expenses and other liabilities (see Note 26)	550,718	583,564
Payables to related parties	9,571	6,644
Total current liabilities	1,370,271	1,489,604
Long-term debt	670,183	547,260
Right-of-use liabilities	568,044	598,044
Other long-term liabilities (see Note 26)	246,795	241,741
Total liabilities	2,855,293	2,876,649
Commitments and contingencies (see Note 28)
Redeemable partnership interests	15,531	16,244
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 213,175,252 and 209,511,896 shares issued at March 31, 2024 and December 31, 2023, respectively, and 152,681,596 and 152,639,359 shares outstanding at March 31, 2024 and December 31, 2023, respectively	2,131	2,095
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at March 31, 2024 and December 31, 2023, convertible into Class A common stock	212	212
Additional paid-in capital	690,342	657,736
Retained earnings	1,145,189	1,166,675
Treasury stock at cost: 60,493,656 and 56,591,397 shares of Class A common stock at March 31, 2024 and December 31, 2023, respectively	(599,228)	(569,235)
Accumulated other comprehensive loss	(6,882)	(4,555)
Total stockholders’ equity	1,231,764	1,252,928
Noncontrolling interests	319,334	325,754
Total equity	1,551,098	1,578,682
Total liabilities, redeemable partnership interests, and equity	$4,421,922	$4,471,575

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Management services, servicing fees and other	$256,934	$212,292
Leasing and other commissions	158,799	193,306
Investment sales	70,823	71,993
Commercial mortgage origination, net	59,943	43,208
Total revenues	546,499	520,799
Expenses:
Compensation and employee benefits	328,195	328,351
Equity-based compensation and allocations of net income to limited partnership units and FPUs	51,443	35,648
Total compensation and employee benefits	379,638	363,999
Operating, administrative and other	137,943	118,982
Fees to related parties	7,541	7,792
Depreciation and amortization	43,975	38,830
Total operating expenses	569,097	529,603
Other income (loss), net	(14)	(3,010)
Loss from operations	(22,612)	(11,814)
Interest expense, net	(7,220)	(7,591)
Loss before income taxes and noncontrolling interests	(29,832)	(19,405)
Benefit for income taxes	(3,516)	(3,056)
Consolidated net loss	(26,316)	(16,349)
Less: Net loss attributable to noncontrolling interests	(10,062)	(5,999)
Net loss available to common stockholders	$(16,254)	$(10,350)
Per share data:
Basic earnings per share
Net loss available to common stockholders	$(16,254)	$(10,350)
Basic earnings per share	$(0.09)	$(0.06)
Basic weighted-average shares of common stock outstanding	174,774	172,561
Fully diluted earnings per share
Net loss for fully diluted shares	$(16,254)	$(10,350)
Fully diluted earnings per share	$(0.09)	$(0.06)
Fully diluted weighted-average shares of common stock outstanding	174,774	172,561
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Consolidated net loss	$(26,316)	$(16,349)
Foreign currency translation adjustments	(2,911)	4,258
Comprehensive loss, net of tax	(29,227)	(12,091)
Less: Comprehensive loss attributable to noncontrolling interests, net of tax	(10,646)	(5,249)
Comprehensive loss available to common stockholders	$(18,581)	$(6,842)

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2024	$2,095	$212	$657,736	$(569,235)	$1,166,675	$(4,555)	$325,754	$1,578,682
Consolidated net loss	—	—	—	—	(16,254)	—	(10,062)	(26,316)
Foreign currency translation adjustments	—	—	—	—	—	(2,327)	(584)	(2,911)
Dividends to common stockholders	—	—	—	—	(5,232)	—	—	(5,232)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(515)	(515)
Grant of exchangeability, redemption and issuance of Class A common stock, 3,505,636 shares	36	—	26,850	—	—	—	10,534	37,420
Contributions of capital to and from Cantor for equity-based compensation	—	—	(243)	—	—	—	(58)	(301)
Repurchase of 3,463,399 shares of Class A Common Stock	—	—	—	(29,993)	—	—	(7,168)	(37,161)
Restricted stock units compensation	—	—	5,999	—	—	—	1,433	7,432
Balance, March 31, 2024	$2,131	$212	$690,342	$(599,228)	$1,145,189	$(6,882)	$319,334	$1,551,098

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2023	$2,011	$212	$584,709	$(538,612)	$1,145,006	$(11,989)	$343,528	$1,524,865
Consolidated net loss	—	—	—	—	(10,350)	—	(5,999)	(16,349)
Foreign currency translation adjustments	—	—	—	—	—	3,508	750	4,258
Dividends to common stockholders	—	—	—	—	(5,215)	—	—	(5,215)
Purchase of noncontrolling interests	—	—	(3,462)	—	—	—	(18,484)	(21,946)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(9,317)	(9,317)
Grant of exchangeability, redemption and issuance of Class A common stock, 1,767,863 shares	28	—	15,256	—	—	—	5,642	20,926
Contributions of capital to and from Cantor for equity-based compensation	—	—	(303)	—	—	—	(52)	(355)
Restricted stock units compensation	—	—	4,950	—	—	—	1,024	5,974
Balance, March 31, 2023	$2,039	$212	$601,150	$(538,612)	$1,129,441	$(8,481)	$317,092	$1,502,841

	Three Months Ended March 31,
	2024	2023
Dividends declared per share of common stock	$0.03	$0.03
Dividends declared and paid per share of common stock	$0.03	$0.03
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(26,316)	$(16,349)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(19,552)	(8,965)
Depreciation and amortization	43,975	38,830
Provision for credit losses on the financial guarantee liability	1,251	2,803
Provision for doubtful accounts	(910)	(1,945)
Equity-based compensation and allocation of net income to limited partnership units and FPUs	51,443	35,648
Employee loan amortization	31,198	25,380
Deferred tax benefit	(136)	—
Non-cash changes in acquisition related earn-outs	383	191
Unrealized gains on loans held for sale	(9,203)	(6,188)
Income from an equity method investment	—	(3,583)
Unrealized losses on marketable securities	14	346
Loan originations—loans held for sale	(1,567,047)	(802,191)
Loan sales—loans held for sale	1,599,527	511,872
Other	6,273	5,843
Consolidated net income (loss), adjusted for non-cash and non-operating items	110,900	(218,308)
Changes in operating assets and liabilities:
Receivables, net	99,005	25,029
Loans, forgivable loans and other receivables from employees and partners, net	(161,074)	(130,453)
Right-of-use assets	28,244	(740)
Other assets	(4,271)	(9,397)
Accrued compensation	(96,503)	(90,112)
Right-of-use liability	(32,192)	6,189
Accounts payable, accrued expenses and other liabilities	(15,820)	27,398
Payables to related parties	2,928	(8,446)
Net cash used in operating activities	(68,783)	(398,840)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired and proceeds from divestitures	—	(99,885)
Purchase of non-marketable investments	(312)	—
Purchases of fixed assets	(7,042)	(18,174)
Net cash used in investing activities	(7,354)	(118,059)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	1,567,047	802,191
Principal payments on warehouse facilities	(1,572,251)	(511,896)
Borrowing of debt	700,000	225,000
Repayment of debt	(575,000)	—
Treasury stock repurchases	(37,161)	—
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(16,225)	(11,429)
Dividends to stockholders	(5,232)	(5,215)
Deferred financing costs	(5,038)	—
Net cash provided by financing activities	56,140	498,651
Net decrease in cash and cash equivalents and restricted cash	(19,997)	(18,248)
Cash and cash equivalents and restricted cash at beginning of period	258,706	312,952
Cash and cash equivalents and restricted cash at end of period	$238,709	$294,704

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,838	$359
Taxes	$5,259	$8,782
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$3,535	$50,081

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

(c)    New Accounting Pronouncements

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting provided optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The ASU was effective upon issuance and generally could be applied through December 31, 2022. Because the current relief in ASC 848, Reference Rate Reform may not cover a period of time during which a significant number of modifications may take place, the amendments in ASU No. 2022-06 defer the sunset date from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in ASC 848. The ASU is effective upon issuance. Management is currently evaluating the impact of the new standard on the accompanying unaudited condensed consolidated financial statements.

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

In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The standard is intended to reduce the complexity in determining whether profits interests and similar awards are in the scope of ASC 718 and to reduce diversity in practice. The new guidance applies to all reporting entities that grant profits interest awards or similar awards to employees or nonemployees in exchange for goods or services. The ASU adds an example to ASC 718 that illustrates how to apply the scope guidance to determine whether a profits interest award should be accounted for as a share-based payment arrangement under ASC 718 or another accounting standard. The new guidance will become effective for Newmark beginning on January 1, 2025, can be applied either retrospectively to all periods presented or prospectively to profits interest awards granted or modified on or after the adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying unaudited condensed consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The Conceptual Framework establishes concepts that the Board considers in developing standards. The ASU was issued to remove references to the Conceptual Framework in the Codification. The FASB noted that references to the Concepts Statements in the Codification could have implied that the Concepts Statements are authoritative. Also, some of the references removed were to Concepts Statements that are superseded. The new guidance will become effective for Newmark beginning on January 1, 2025, can be applied either retrospectively to all periods presented or prospectively to all new transactions recognized on or after the adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the accompanying unaudited condensed consolidated financial statements.

The SEC recently adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors that will require registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures will include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (RECs) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants will be required to disclose information about the offsets and RECs. Registrants will also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants will be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. Subsequent to the issuance, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules. Absent the stay, the rules would have been effective for Newmark on May 28, 2024 and phased in starting in 2025. Management is currently monitoring the developments pertaining to the final rules and any resulting potential impacts on the accompanying unaudited condensed consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such Exchange Ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of March 31, 2024, the Exchange Ratio equaled 0.9255.

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

Redeemable Partnership Interests
Founding/Working Partners have limited partnership interests in Newmark Holdings. Newmark accounts for FPUs outside of permanent capital as “Redeemable partnership interests” on the accompanying unaudited condensed consolidated balance sheets. This classification is applicable to FPUs because these units are redeemable upon termination of a partner, including a termination of employment, which can be at the option of the partner and not within the control of the issuer. On June 30, 2023, in connection with the Corporate Conversion, all FPUs of BGC Holdings were redeemed or exchanged. The Corporate Conversion had no impact on FPUs held by partners of Newmark Holdings.

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

Certain Newmark employees hold “N Units” that do not participate in quarterly partnership distributions and are not allocated any items of profit or loss. N Units become distribution earning limited partnership units, ratably up to seven-year vesting term from the grant date, if certain revenue thresholds are met at the end of each vesting term.

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

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC Class A common stock, prior to the Corporate Conversion, or shares of Newmark Class A common stock, and additional limited partnership interests may become exchangeable for Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued Compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of March 31, 2024 are exchangeable for 24.9 million shares of Newmark Class B common stock, which are convertible into Class A common stock. Limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the Exchange Ratio at that time. As of March 31, 2024, the Exchange Ratio equaled 0.9255.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies,” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no significant changes made to Newmark’s significant accounting policies during the three months ended March 31, 2024.

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

Goodwill and Other Intangible Assets, net:
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. As prescribed in U.S. GAAP guidance on Intangibles—Goodwill and Other, goodwill and other indefinite-lived intangible assets are not amortized, but instead are periodically tested for impairment. The Company reviews goodwill and other indefinite-lived intangible assets for impairment on an annual basis during the fourth quarter of each fiscal year or whenever an event occurs or circumstances change that could reduce the fair value of a reporting unit below its carrying amount. When reviewing goodwill for impairment, Newmark first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.

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

Financial guarantee liability:
Newmark has adopted ASC 326 which impacted the expected credit loss reserving methodology for the financial guarantee liability provided under the Fannie Mae DUS and Freddie Mac TAH. The expected credit loss is modeled based on Newmark’s historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the three months ended March 31, 2024 and 2023, there was an increase in the CECL related provision of $1.2 million and $1.6 million, respectively. The balance of the financial guarantee liabilities was $29.8 million and $28.6 million as of March 31, 2024 and December 31, 2023, respectively, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the three months ended March 31, 2024 and 2023, there was an decrease in the CECL related provision of $1.6 million and $0.1 million, respectively. The balance of the reserve was $17.9 million and $19.5 million, respectively, as of March 31, 2024 and December 31, 2023 and is included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units and from proceeds of the sales of the employees’ shares of our Class A common stock or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of both March 31, 2024 and December 31, 2023, the balance of this reserve was $9.4 million, and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets.

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

	Three Months Ended March 31,
	2024	2023
Management services, servicing fees and other	$256,934	$212,292
Leasing and other commissions	158,799	193,306
Investment sales	70,823	71,993
Commercial mortgage origination, net	59,943	43,208
Revenues	$546,499	$520,799
Geographic Information
The Company offers products and services in the U.S., U.K., Asia, Other Europe, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
U.S.	$461,462	$461,300
U.K.	50,373	24,366
Other (1)	34,664	35,133
Revenues	$546,499	520,799
(1) Other includes Asia, Other Europe and Other Americas.

(4)    Acquisitions

On March 10, 2023, Newmark completed the acquisition of Gerald Eve, a U.K.-based real estate advisory firm.

The following table summarizes the components of the purchase consideration transferred, and the preliminary allocation of the assets acquired, and liabilities assumed, for the acquisition which occurred in 2023:

As of the Acquisition Date
Purchase Price
Cash	$101,152
Contingent consideration	11,863
Total	$113,015

Allocations
Cash	$18,616
Goodwill	75,638
Other intangible assets, net	23,472
Receivables, net	30,995
Fixed Assets, net	6,279
Other assets	1,829
Right-of-use assets	19,472
Right-of-use liabilities	(20,925)
Accrued compensation	(22,075)
Accounts payable, accrued expenses and other liabilities	(20,286)
Total	$113,015

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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Basic earnings per share:
Net loss available to common stockholders (1)	$(16,254)	$(10,350)
Basic weighted-average shares of common stock outstanding	174,774	172,561
Basic earnings per share	$(0.09)	$(0.06)

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Fully diluted earnings per share:
Net loss available to common stockholders	$(16,254)	$(10,350)
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	—	—
Net loss for fully diluted shares	$(16,254)	$(10,350)
Weighted-average shares:
Common stock outstanding	174,774	172,561
Partnership units(1)	—	—
RSUs (Treasury stock method)	—	—
Newmark exchange shares	—	—
Fully diluted weighted-average shares of common stock outstanding	174,774	172,561
Fully diluted earnings per share	$(0.09)	$(0.06)
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three months ended March 31, 2024 and 2023, 81.1 million and 67.3 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Redemptions

As of March 31, 2024, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended March 31,
	2024	2023
Shares outstanding at beginning of period	152,639,359	150,384,605
Share issuances:
LPU redemption/exchange (1)	2,189,183	1,927,905
Issuance of Class A common stock for Newmark RSUs	1,070,027	985,540
Other	246,426	(155,240)
Treasury stock repurchases	(3,463,399)	—
Shares outstanding at end of period	152,681,596	153,142,810
(1)Because they were included in Newmark’s fully diluted share count, if dilutive, any exchange of LPUs into Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of both March 31, 2024 and December 31, 2023, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases
On February 10, 2022, the Board and Audit Committee authorized the $400.0 million Newmark share repurchase and unit redemption authorization, which may include purchases from Cantor, its partners or employees or other affiliated persons or entities. On November 4, 2022, the Board and Audit Committee reauthorized the $400.0 million Newmark share repurchase and unit redemption authorization, which has no expiration date and which may include purchases from Cantor, its partners or employees or other affiliated persons or entities.

From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three months ended March 31, 2024, Newmark repurchased 3.5 million shares of Class A common stock at an average price of $10.73 per share. As of March 31, 2024, Newmark had $317.7 million remaining from its share repurchase and unit purchase authorization. During the three months ended March 31, 2023, Newmark did not repurchase shares of Class A common stock. As of December 31, 2023, Newmark had $354.9 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark’s share repurchases for cash under the current program. The gross share repurchases of Newmark’s Class A common stock during the three months ended March 31, 2024 were as follows (in thousands except shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2024 - January 31, 2024	35,006	$10.85
February 1, 2024 - February 29, 2024	771,477	$10.65
March 1, 2024 - March 31, 2024	2,656,916	$10.75
Total Repurchases	3,463,399	$10.73	$317,691

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	March 31, 2024	December 31, 2023
Balance at beginning of period:	$16,244	$16,550
Income allocation	—	1,451
Distributions of income	—	(380)
Issuance and other	(713)	(1,377)
Balance at end of period	$15,531	$16,244

(7)    Investments

Newmark had a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark had the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounted for this investment under the equity method of accounting. Newmark recognized equity income (loss) of $3.6 million for the three months ended March 31, 2023. Equity income (loss) is included in “Other income, net” on the accompanying unaudited condensed consolidated statements of operations. On July 20, 2022, Newmark exercised its redemption option. In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27% ownership interest in Real Estate LP and amended the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. Newmark exercised its redemption option and received payment of $105.5 million from Cantor during the year ended December 31, 2023, terminating Newmark’s interest in Real Estate LP. There was no additional gain recognized on the exercise and receipt of payment.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

Newmark did not recognize any realized and unrealized gains (losses) related to these investments for the three months ended March 31, 2024 and 2023. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company invested $0.3 million and $0.0 million during the three months ended March 31, 2024 and 2023, respectively. The carrying values of these investments were $5.2 million and $4.9 million as of March 31, 2024 and December 31, 2023, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

(8)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of March 31, 2024 and December 31, 2023, Newmark had met all capital requirements. As of March 31, 2024 and December 31, 2023, the most restrictive capital requirement was the net worth requirement of Fannie Mae. Newmark exceeded the minimum requirement by $406.0 million and $409.2 million, respectively, as of March 31, 2024 and December 31, 2023.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. Management believes that, as of March 31, 2024 and December 31, 2023, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $1.6 million and $1.6 million as of March 31, 2024 and December 31, 2023, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	March 31, 2024	December 31, 2023
Cost Basis	$496,465	$502,282
Fair Value	505,668	528,944

As of March 31, 2024 and December 31, 2023, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of March 31, 2024 and December 31, 2023, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Three Months Ended March 31,
	2024	2023
Interest income on loans held for sale	$6,882	$2,138
Gains (losses) recognized on change in fair value on loans held for sale	9,203	6,188

(10)    Derivatives

Newmark accounts for its derivatives at fair value and recognizes all derivatives as either assets or liabilities on the accompanying unaudited condensed consolidated balance sheets. In its normal course of business, Newmark enters into commitments to extend credit for mortgage loans at a specific rate (rate lock commitments) and commitments to deliver these loans to third-party investors at a fixed price (Forward Sales Contracts).

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	March 31, 2024			December 31, 2023
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$2,559	$999	$115,875	$9,604	$1,023	$290,380
Forward Sales Contracts	2,131	857	612,340	1,259	20,304	792,662
Total	$4,690	$1,856	$728,215	$10,863	$21,327	$1,083,042
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The change in fair value of rate lock commitments and Forward Sales Contracts related to mortgage loans are reported as part of “Commercial mortgage origination, net” on the accompanying unaudited condensed consolidated statements of operations. The change in fair value of rate lock commitments are disclosed net of $0.5 million and $1.8 million of expenses for the three months ended March 31, 2024 and 2023, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Three Months Ended March 31,
		2024	2023
Derivatives not designed as hedging instruments:
Rate lock commitments	Commercial mortgage origination, net	2,029	7,067
Rate lock commitments	Compensation and employee benefits	(470)	(1,796)
Forward Sale Contracts	Commercial mortgage origination, net	1,275	1,696
Total		$2,834	$6,967

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

(11)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues from contracts with customers:
Leasing and other commissions	$158,799	$193,306
Investment sales	70,823	71,993
Mortgage brokerage and debt placement	27,100	17,146
Management services	193,437	159,956
Total	$450,159	$442,401
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	$16,144	$14,099
Loan originations related fees and sales premiums, net	16,699	11,963
Servicing fees and other (2)	63,497	52,336
Total	$546,499	$520,799
(1)Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASU No. 2014-9.
(2)Beginning in the first quarter of 2024, the portion of Spring11's revenues associated with its servicing and asset management portfolio are no longer reported under “Management services” but are instead recorded as part of “Servicing and other revenues” for all periods from the first quarter of 2023 onwards. For the quarter ended March 31, 2023, $2.1 million was reclassified from “Management services” to “Servicing fees and other”.

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at March 31, 2024 and December 31, 2023 was $2.7 million and $2.7 million, respectively. During the three months ended March 31, 2024 and 2023, Newmark recognized revenue of $0.3 million and $1.5 million, respectively, that was recorded as deferred revenue at the beginning of the period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, that have not yet been recognized as revenue as of March 31, 2024, that will be recognized as revenue in future periods over the life of the customer contracts, in accordance with ASC 606, are approximately $192.5 million. Over half of the remaining performance obligation as of March 31, 2024 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years as of March 31, 2024 are as follows (in thousands):

2024	$93,594
2025	60,724
2026	26,566
2027	7,932
2028	3,713
Thereafter	15
Total	$192,544

(12)    Commercial Mortgage Origination, Net

Commercial mortgage origination, net consists of the following activity (in thousands):

	Three Months Ended March 31,
	2024	2023
Fair value of expected net future cash flows from servicing recognized at commitment, net	$16,144	$14,099
Loan originations related fees and sales premiums, net	16,699	11,963
Mortgage brokerage and debt placement	27,100	17,146
Total	$59,943	$43,208

(13)     Mortgage Servicing Rights, Net

The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended March 31,
Mortgage Servicing Rights	2024	2023
Beginning Balance	$534,390	$576,428
Additions	19,552	8,965
Amortization	(28,363)	(28,477)
Ending Balance	$525,579	$556,916

Valuation Allowance
Beginning Balance	$(3,187)	$(7,876)
Decrease (increase)	(520)	1,501
Ending Balance	$(3,707)	$(6,375)
Net Balance	$521,872	$550,541

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Servicing fees (1)	$41,956	$39,054
Escrow interest and placement fees	14,190	10,091
Ancillary fees	468	931
Total	$56,614	$50,076
(1) Beginning in the first quarter of 2024, the portion of Spring11's revenues associated with its servicing and asset management portfolio are no longer reported under “Management services” but are instead recorded as part of “Servicing fees” for all periods from the first quarter of 2023 onwards. For the quarter ended March 31, 2023, $2.1 million was reclassified from “Management services” to “Servicing fees”.

 Newmark’s primary servicing portfolio as of March 31, 2024 and December 31, 2023 was $63.8 billion and $62.2 billion, respectively. Newmark’s limited servicing portfolio with recorded MSRs as of March 31, 2024 and December 31, 2023 was $8.7 billion and $10.1 billion, respectively. As of March 31, 2024 and December 31, 2023, respectively, Newmark’s limited servicing portfolio also included $99.1 billion and $101.0 billion, of loans, which did not have recorded MSRs. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $2.6 billion at both March 31, 2024 and December 31, 2023.

The estimated fair value of the MSRs as of March 31, 2024 and December 31, 2023 was $659.2 million and $680.6 million, respectively.

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

The discount rates used in measuring fair value for the three months ended March 31, 2024 and year ended December 31, 2023 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $17.1 million and $33.7 million, respectively, as of March 31, 2024 and by $18.1 million and $35.4 million, respectively, as of December 31, 2023.

(14)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2023	$705,894
Acquisitions	75,638
Divestiture	(9,222)
Measurement period and currency translation adjustments	4,237
Balance, December 31, 2023	$776,547
Acquisitions	—
Divestiture	—
Measurement period and currency translation adjustments	(2,391)
Balance, March 31, 2024	$774,156

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2023, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	March 31, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	16,157	(11,197)	4,960	1.8
Non-contractual customers	30,131	(17,673)	12,458	7.8
Non-compete agreements	12,462	(7,150)	5,312	4.2
Contractual customers	60,230	(22,648)	37,582	3.4
Other	4,551	(2,920)	1,631	9.9
Total	$140,271	$(61,588)	$78,683	4.2

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	16,275	(10,557)	5,718	2.0
Non-contractual customers	30,131	(17,137)	12,994	8.0
Non-compete agreements	12,514	(6,827)	5,687	4.3
Contractual customers	60,802	(20,078)	40,724	3.5
Other	4,551	(2,788)	1,763	10.4
Total	$141,013	$(57,387)	$83,626	4.3

Intangible amortization expense for the three months ended March 31, 2024 and 2023 was $4.4 million and $3.4 million, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

The estimated future amortization of definite life intangible assets as of March 31, 2024 was as follows (in thousands):

2024	$13,278
2025	16,282
2026	12,760
2027	8,777
2028	4,693
Thereafter	6,153
Total	$61,943

(15)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Leasehold improvements, furniture and fixtures, and other fixed assets	$246,185	$245,262
Software, including software development costs	59,238	56,883
Computer and communications equipment	38,049	37,693
Total, cost	343,472	339,838
Accumulated depreciation and amortization	(169,787)	(161,803)
Total, net	$173,685	$178,035

Depreciation expense for the three months ended March 31, 2024 and 2023 was $11.4 million and $9.2 million, respectively. Newmark recorded an impairment charge of $1.8 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. The impairment charge is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

Capitalized software development costs for the three months ended March 31, 2024 and 2023 were $2.0 million and $2.9 million, respectively. Amortization of software development costs totaled $0.9 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

(16)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from one to eleven years, some of which include options to extend the leases in one to ten years increments. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of March 31, 2024.

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

Total lease liability as of March 31, 2024 was $672.9 million. Of the total amount, $159.2 million of lease liability was within our flexible workspace business whereby the liability was in consolidated SPVs with only $36.6 million of guarantees and/or letters of credit with exposure to Newmark. In addition, Newmark has contracted future customer revenues and sub-lease income as of March 31, 2024 amounting to approximately $202.3 million.

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

Operating lease costs were $33.5 million and $33.9 million for the three months ended March 31, 2024 and 2023, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the three months ended March 31, 2024 and 2023 included payments of $31.8 million and $29.9 million for operating lease liabilities, respectively. As of March 31, 2024 and December 31, 2023, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three months ended March 31, 2024 and 2023, Newmark had short-term lease expense of $0.4 million and $0.2 million, respectively. For the three months ended March 31, 2024 and 2023, Newmark had sublease income of $0.6 million and $0.8 million, respectively. For the three months ended March 31, 2024 and 2023, Newmark did not record lease impairment charges.

The weighted-average discount rate as of March 31, 2024 and December 31, 2023 was 4.94% and 4.87%, respectively, and the remaining weighted-average lease term was 6.3 years and 6.5 years, respectively.

As of March 31, 2024 and December 31, 2023, Newmark had operating lease Right-of-use assets of $568.1 million and $596.4 million, respectively, and operating lease Right-of-use liabilities of $104.9 million and $107.1 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities” and $568.0 million and $598.0 million, respectively, recorded in “Right-of-use liabilities,” on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended March 31, 2024 and 2023, was $41.7 million and $39.5 million, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2035. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

	March 31, 2024	December 31, 2023
2024	$101,697	$135,208
2025	134,207	135,289
2026	127,784	129,261
2027	118,585	119,092
2028	105,820	105,869
Thereafter	207,714	205,270
Total lease payments	$795,807	$829,989
Less: Interest	132,635	135,073
Present value of lease liability	$663,172	$694,916

(17)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Derivative assets	$4,690	$10,863
Prepaid expenses	58,824	51,367
Other taxes	21,051	9,607
Rent and other deposits	22,488	22,572
Other	1,474	1,537
Total	$108,527	$95,946

Other assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Deferred tax assets	$100,366	$100,229
Non-marketable investments	5,213	4,902
Other tax receivables	9,978	9,312
Advances on long-term contracts	—	12,000
Other	24,656	22,058
Total	$140,213	$148,501

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

Newmark had the following lines available and borrowings outstanding (in thousands except the stated spread to one-month SOFR):

	Committed Lines	Uncommitted Lines	Balance at March 31, 2024	Balance at December 31, 2023	Stated Spread to One-Month SOFR	Rate Type
Warehouse facility due June 12, 2024 (1)(2)	$450,000	$—	$15,733	$—	130 bps	Variable
Warehouse facility due June 12, 2024 (1)(2)	—	300,000	—	—	130 bps	Variable
Warehouse facility due September 25, 2024	250,000	—	150,809	94,873	130 bps	Variable
Warehouse facility due September 25, 2024	—	150,000	—	—	130 bps	Variable
Warehouse facility due October 5, 2024	800,000	—	326,886	403,758	130 bps	Variable
Warehouse facility due October 5, 2024	—	600,000	—	—	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	—	—	115 bps	Variable
Total	$1,500,000	$1,450,000	$493,428	$498,631
(1)The warehouse line established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company’s Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances will have an interest rate of one-month SOFR plus 180 bps. There were no outstanding draws under this sublimit as of March 31, 2024 and December 31, 2023.
(2)On May 7, 2024, the warehouse line was renewed, extending the maturity date to May 6, 2025 and removing the $125.0 million sublimit line of credit.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of March 31, 2024 and December 31, 2023, respectively.

The borrowing rates on the warehouse facilities are based on short-term SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(19)    Debt

Debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
7.500% Senior Notes	$595,183	$—
Credit Facility	75,000	—
Delayed Draw Term Loan	—	417,260
Cantor Credit Agreement	—	130,000
Long-term debt	670,183	547,260
Total corporate debt	$670,183	$547,260

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

On August 10, 2023, Newmark entered into a Delayed Draw Term Loan Credit Agreement to repay a portion of the principal and interest related to the Company’s $550.0 million aggregate principal amount of 6.125% Senior Notes. On November 15, 2023, Newmark repaid $566.8 million, including interest of $16.8 million, of 6.125% Senior Notes using $420.0 million of proceeds from the Delayed Draw Term Loan and $130.0 million of proceeds from the Credit Facility. See further discussion in the “Delayed Draw Term Loan” section below.

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

	Three Months Ended March 31,
	2024	2023
Interest expense	$—	$8,422
Debt issue cost amortization	—	321
Debt discount amortization	—	328
Total	$—	$9,071

7.500% Senior Notes
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. The notes are general senior unsecured obligations of Newmark. The 7.500% Senior Notes were offered and sold in a private offering exempt from the registration requirements under the Securities Act. Customary registration rights were provided to purchasers of the 7.500% Senior Notes. The Company received net proceeds from the offering of the 7.500% Senior Notes of approximately $594.7 million after deducting the initial purchasers’ discounts and estimated offering expenses. The notes bear interest at a rate of 7.500% per year, payable in cash on January 12 and July 12 of each year, commencing July 12, 2024. The 7.500% Senior Notes will mature on January 12, 2029. The Company used the net proceeds to repay all of the $420.0 million then-outstanding under its Delayed Draw Term Loan Credit Agreement. Additional net proceeds were used to repay $130.0 million of outstanding revolving debt under the Cantor Credit Agreement. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes.

The carrying amount of the 7.500% Senior Notes was determined as follows (in thousands):

	March 31, 2024	December 31, 2023
Principal balance	$600,000	$—
Less: debt issue cost	4,817	—
Total	$595,183	$—

Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense, amortization of debt issue costs of the 7.500% Senior Notes, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest expense	$9,875	$—
Debt issue cost amortization	221	—
Total	$10,096	$—

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

The Delayed Draw Term Loan Credit Agreement contains financial covenants with respect to minimum interest coverage and maximum leverage ratio. The Delayed Draw Term Loan Credit Agreement also contains certain other customary affirmative and negative covenants and events of default. The covenants in the Delayed Draw Term Loan Credit Agreement are consistent with those within the Company’s existing $600.0 million Credit Facility, which remains available to the Company.

On November 8, 2023, Newmark provided notice to Bank of America, N.A., as Administrative Agent, to borrow the $420.0 million available under the Delayed Draw Term Loan Credit Agreement with the funds made available on November 14, 2023. The Company used the $420.0 million of proceeds of the Delayed Draw Term Loan draw to pay a portion of the matured principal and interest of the Company’s $550.0 million 6.125% Senior Notes due November 15, 2023. As of December

31, 2023, there was an outstanding balance of $420.0 million on the Delayed Draw Term Loan. On January 12, 2024, the outstanding balance under the Delayed Draw Term Loan was repaid with the proceeds of the offering of the 7.500% Senior Notes. The Delayed Draw Term Loan was terminated and the remaining unamortized debt issuance costs of $2.7 million were expensed.

The carrying amount of the Delayed Draw Term Loan was determined as follows (in thousands):

	March 31, 2024	December 31, 2023
Principal balance	$—	$420,000
Less: debt issue cost	—	2,740
Total	$—	$417,260

	Three Months Ended March 31,
	2024	2023
Interest expense	$1,038	$—
Debt issue cost amortization	16	—
Acceleration of debt issuance costs	2,653	—
Total	$3,707	$—

Debt Repurchase Program
On June 16, 2020, the Board and Audit Committee authorized a debt repurchase program for the repurchase of up to $50.0 million of Company debt securities issued by the Company.

As of March 31, 2024, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

As of March 31, 2024, there were $75.0 million of borrowings outstanding under the Credit Facility. As of March 31, 2024, borrowings under the Credit Facility carried an interest rate of 6.92%, with a weighted-average interest rate of 6.92% for the three months ended March 31, 2024. As of December 31, 2023, there were no borrowings under the Credit Facility. During the three months ended March 31, 2024, there were $100.0 million of borrowings and $25.0 million of repayments. Newmark uses the straight-line method to amortize debt issue costs over the life of the Credit Facility. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest expense	$308	$1,259
Debt issue cost amortization	264	447
Unused facility fee	312	271
Total	$884	$1,977

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. Pursuant to the First Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement. The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark Revolving Loans will bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility. Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’ prior written notice. Also on December 20, 2023, Newmark drew $130.0 million of Newmark Revolving Loans, and used the proceeds to repay the $130.0 million balance then outstanding under the Credit Facility. As of December 31, 2023, there were $130.0 million of borrowings outstanding under the Cantor Credit Agreement. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of March 31, 2024, there was no outstanding balance under the Cantor Credit Agreement.

Pursuant to the terms of the agreements described above, Newmark is required to meet several financial covenants. Newmark was in compliance with all such covenants as of March 31, 2024 and December 31, 2023, respectively.

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

At March 31, 2024, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $29.8 billion with a maximum potential loss of approximately $9.2 billion. At December 31, 2023, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $29.1 billion with a maximum potential loss of approximately $9.0 billion.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the three months ended March 31, 2024 and 2023, there were increases in the provision for expected credit losses of $1.3 million and $2.8 million, respectively. A loan is considered to be delinquent once it is 60 days past due.

As of March 31, 2024, there was one loan in foreclosure that had an outstanding principal balance of $7.3 million, with a maximum loss exposure of $2.4 million. Proceeds from the liquidation of the asset is estimated to be approximately $7.4 million based on current estimate of fair value. Newmark’s share of the loss would approximate $0.5 million.

As of December 31, 2023, there was one loan in foreclosure that had an outstanding principal balance of $7.3 million, with a maximum loss exposure of $2.4 million. Proceeds from the liquidation of the asset is estimated to be approximately $7.5 million based on current estimate of fair value at December 31, 2023. Newmark’s share of the loss would approximate $0.5 million. During the year ended December 31, 2023, Newmark settled the loss on one credit risk loan for $1.2 million that was in foreclosure as of December 31, 2022 and wrote off $0.6 million of servicing advances.

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2023	$27,729
Provision for expected credit losses	2,634
Credit loss settlement	(1,812)
Balance, December 31, 2023	$28,551
Provision for expected credit losses	1,251
Balance, March 31, 2024	$29,802

(21)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 20 — “Financial Guarantee Liability”). As of March 31, 2024, 19% and 13% of $9.2 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2023, 20% and 12% of $9.0 billion of the maximum loss was for properties located in California and Texas, respectively.

(22)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.0 billion and $1.1 billion, as of March 31, 2024 and December 31, 2023, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$86	$—	$—	$86
Loans held for sale, at fair value	—	505,668	—	505,668
Rate lock commitments	—	—	2,559	2,559
Forward Sales Contracts	—	—	2,131	2,131
Total	$86	$505,668	$4,690	$510,444
Liabilities:
Contingent consideration	—	—	25,910	25,910
Rate lock commitments	—	—	999	999
Forward Sales Contracts	—	—	857	857
Total	$—	$—	$27,766	$27,766

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$99	$—	$—	$99
Loans held for sale, at fair value	—	528,944	—	528,944
Rate lock commitments	—	—	9,604	9,604
Forward Sales Contracts	—	—	1,259	1,259
Total	$99	$528,944	$10,863	$539,906
Liabilities:
Contingent consideration	$—	$—	$25,740	$25,740
Rate lock commitments	—	—	1,023	1,023
Forwards Sales Contracts	—	—	20,304	20,304
Total	$—	$—	$47,067	$47,067

There were no transfers among Level 1, Level 2 and Level 3 for the three months ended March 31, 2024 and 2023, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 rate lock commitments, Forward Sales Contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of March 31, 2024
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$9,604	$2,559	$—	$(9,604)	$2,559	$2,559
Forward Sales Contracts	1,259	2,131	—	(1,259)	2,131	2,131
Total	$10,863	$4,690	$—	$(10,863)	$4,690	$4,690

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$25,740	$170	$—	$—	$25,910	$170
Rate lock commitments	1,023	999	—	(1,023)	999	999
Forward Sales Contracts	20,304	857	—	(20,304)	857	857
Total	$47,067	$2,026	$—	$(21,327)	$27,766	$2,026

	As of December 31, 2023
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,181	$9,604	$—	$(3,181)	$9,604	$9,604
Forward Sales Contracts	11,139	1,259	—	(11,139)	1,259	$1,259
Total	$14,320	$10,863	$—	$(14,320)	$10,863	$10,863

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$8,343	$6,192	$12,189	$(984)	$25,740	$6,192
Rate lock commitments	8,754	1,023	—	(8,754)	1,023	1,023
Forward Sales Contracts	624	20,304	—	(624)	20,304	20,304
Total	$17,721	$27,519	$12,189	$(10,362)	$47,067	$27,519

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

March 31, 2024
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$25,910	Discount rate	0.0% - 8.0%	(1)	2.7%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.7%

Derivative assets and liabilities:
Forward Sales Contracts	$2,131	$857	Counterparty credit risk	N/A		N/A
Rate lock commitments	$2,559	$999	Counterparty credit risk	N/A		N/A

December 31, 2023
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$25,740	Discount rate	0.0% - 8.0%	(1)	2.6%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.7%

Derivative assets and liabilities:
Forward Sales Contracts	$1,259	$20,304	Counterparty credit risk	N/A		N/A
Rate lock commitments	$9,604	$1,023	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of March 31, 2024 and December 31, 2023 was based on the acquired business’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of March 31, 2024 and December 31, 2023, the present value of expected payments related to Newmark’s contingent consideration was $25.9 million and $25.7 million, respectively (see Note 28 — “Commitments and Contingencies”). As of March 31, 2024 and December 31, 2023, the undiscounted value of the payments, assuming that all contingencies are met, would be $40.4 million and $35.9 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $5.2 million and $4.9 million, which was included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(24)    Related Party Transactions

(a)Service Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor. Allocated expenses were $7.5 million and $7.8 million for the three months ended March 31, 2024 and 2023, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of March 31, 2024 and December 31, 2023, the aggregate balance of employee loans was $787.9 million and $651.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2024 and 2023 was $24.4 million and $25.4 million, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations. For the three months ended March 31, 2024 and 2023, there was an additional $6.8 million and $0.0 million respectively, of compensation related amortization of payments that are included in other assets on the condensed consolidated balance sheets, that are included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

(c)Transactions with Cantor Commercial Real Estate, L.P.

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.6 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively, which were included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

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

(d)    Transactions with Executive Officers and Directors

Howard W. Lutnick, Executive Chairman

On January 2, 2024, pursuant to the Standing Policy for Mr. Lutnick, and in connection with grants of exchangeability made to Mr. Gosin pursuant to the terms of the employment agreement that Mr. Gosin executed on February 10, 2023, the Company granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick, and Mr. Lutnick (i) elected to accept 617,262 exchange rights with respect to 617,262 previously awarded PSUs that were previously non-exchangeable; and (ii) received the right to monetize, and accepted such monetization right of 81,275 previously awarded nonexchangeable PPSUs for a future cash payment of $1,250,000. Mr. Lutnick waived all remaining rights, which shall be cumulative. The aggregate number of Mr. Lutnick’s units for which he waived exchange rights or other monetization rights is 617,262 non-exchangeable Newmark Holdings PSUs/NPSUs and 81,274 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $1,250,000 at that time.

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

In connection with the 2018 year-end compensation cycle, the Compensation Committee previously approved the issuance of 500,000 Newmark Holdings NPSUs and 500,000 Newmark Holdings NPPSUs with a determination price of $10.05 per unit to Mr. Lutnick, effective April 1, 2019. The terms of those awards provided that on or about each April 1 of 2020, 2021, 2022, and 2023, Newmark Holdings shall grant an aggregate award of 125,000 non-exchangeable Newmark Holdings PSUs and 125,000 non-exchangeable PPSUs in replacement of 125,000 Newmark Holdings NPSUs and 125,000 Newmark Holdings NPPSUs (which, upon replacement, shall be cancelled and no longer exist), provided that (i) Newmark, inclusive of its affiliates thereof, earns, in aggregate, at least $5 million in gross revenues in the calendar quarter in which the applicable award of Newmark Holdings PSUs or PPSUs is to be granted and (ii) except in the event of death prior to the applicable grant date, Mr. Lutnick remains an employee of Newmark or an affiliate thereof and has at all times remained in compliance with the Newmark Holdings partnership agreement. Mr. Lutnick exercised his rights on December 21, 2021, pursuant to the Standing Policy to redeem his remaining 250,000 Newmark Holdings NPPSUs issued effective April 1, 2019. Pursuant to this grant, on April 1, 2023, the Company granted Mr. Lutnick an aggregate award of 125,000 non-exchangeable PSUs in replacement of the remaining 125,000 NPSUs.

Barry M. Gosin, Chief Executive Officer

Pursuant to Mr. Gosin’s employment agreement, discussed below, on April 1, 2023, 1,145,494 of Mr. Gosin’s Newmark Holdings NPSUs were converted into 1,237,644 Newmark Holdings PSUs as adjusted by the then applicable exchange ratio of 0.9252. On December 31, 2023, Mr. Gosin received exchange rights on 1/7th of the 1,237,644 Newmark Holdings PSUs converted on April 1, 2023, resulting in 176,804 exchangeable Newmark Holdings PSUs.

Pursuant to Mr. Gosin’s employment agreement, discussed below, on March 30, 2023, (a) 203,186 of Mr. Gosin’s non-exchangeable Newmark Holdings PSUs were redeemed and an aggregate of 189,024 shares of Class A common stock of Newmark were issued, as adjusted by the then applicable exchange ratio of 0.9303, and (b) $3,125,001 associated with Mr. Gosin’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes.

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

On December 31, 2023, 1,145,494 of Mr. Gosin’s Newmark Holdings NPSUs were converted into 1,240,901 Newmark Holdings PSUs as adjusted by the then applicable exchange ratio of 0.9231 pursuant to his employment agreement.

Michael J. Rispoli, Chief Financial Officer

On October 1, 2023, Mr. Rispoli received exchangeability on 6,563 PSUs and 2,194 PPSUs, in accordance with the previously approved monetization schedule in connection with the signing of his employment agreement, as described below, and 14,290 of Mr. Rispoli’s RSUs vested pursuant to the vesting schedule of the RSUs granted under his employment agreement.

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

(e)    Investment in CF Real Estate Finance Holdings, L.P.

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

(f)     Other Related Party Transactions

Payables to related parties were $9.6 million and $6.6 million as of March 31, 2024 and December 31, 2023, respectively.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement and drew $130.0 million of Newmark Revolving Loans available under the Cantor Credit Agreement. The Company used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the remaining balance under the Credit Facility. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of March 31, 2024, there was no outstanding balance under the Cantor Credit Agreement.

As part of the Knotel acquisition in March 2021, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

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

In January 2022, Cantor entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark. The deal was a six-month sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, Cantor paid all operating and tax expenses attributable to the lease. The sublease was amended to provide for a rate of $81,600 per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. In June 2023, the sublease was extended three months to September 30, 2023. As of December 31, 2023 the sublease has been terminated. Newmark received $0.3 million from Cantor for the three months ended March 31, 2023.

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

Transactions with CF&Co

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9255 as of March 31, 2024. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

As of March 31, 2024 there were 53,168 Founding Partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

7.500% Senior Notes

On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes and still holds such notes as of May 10, 2024.

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

(25)    Income Taxes

The accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of its U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for the UBT, rests with the partners (see Note 2 —

“Limited Partnership Interests in Newmark Holdings and BGC Holdings,” for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes.

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

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of March 31, 2024 and December 31, 2023, Newmark did not have any unrecognized tax benefits which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2024, Newmark has not accrued any tax-related interest and penalties.

(26)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$264,750	$266,486
Outside broker payable	65,265	70,569
Payroll taxes payable	110,678	106,247
Corporate taxes payable	3,278	11,851
Derivative liability	1,856	21,327
Right-of-use liabilities	104,891	107,084
Total	$550,718	$583,564

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued compensation	$111,988	$112,528
Payroll and other taxes payable	63,822	59,277
Financial guarantee liability	29,802	28,551
Deferred rent	6,163	6,381
Contingent consideration	25,910	25,740
Other	9,110	9,264
Total	$246,795	$241,741

(27)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Equity Plan was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 400.0 million shares were registered on Forms S-8 as of March 31, 2024. As of March 31, 2024, awards with respect to 100.1 million shares had been granted and 299.9 million shares were available for future awards under the Equity Plan. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The Exchange Ratio is the number of shares of Newmark Common Stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9255 as of March 31, 2024.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by Newmark employees were redeemed or exchanged, in each case, for shares of BGC Class A common stock.

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Issuance of common stock and exchangeability expenses	36,106	21,873
Limited partnership units amortization	7,347	7,571
RSU amortization	7,759	5,963
Total compensation expense	51,212	35,407
Allocations of net income to limited partnership units and FPUs (1)	231	241
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$51,443	$35,648
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Holdings Units	BGC Holdings Units
Balance, January 1, 2023	30,687,954	5,459,388
Issued	16,092,841	1,506
Redeemed/exchanged units	(3,676,057)	(5,459,895)
Forfeited units/other	(727,772)	(999)
Balance, December 31, 2023(1)	42,376,966	—
Issued	4,819,326	—
Redeemed/exchanged units	(596,865)	—
Forfeited units/other	(366,197)	—
March 31, 2024	46,233,230	—

Total exchangeable units outstanding(1):
December 31, 2023	12,189,148	—
March 31, 2024 (2)	13,674,455	—
(1)The Limited Partnership Units table above also includes partnership units issued as consideration for acquisitions. As of March 31, 2024, there were 3.0 million such partnership units in Newmark Holdings outstanding, of which 1.4 million units were exchangeable. There were no partnership units in BGC Holdings outstanding. As of December 31, 2023, there were 3.1 million such partnership units in Newmark Holdings outstanding, of which 1.5 million units were exchangeable.
(2)As of March 31, 2024, the total Limited Partnership Units included 2.1 million Newmark Preferred Units.

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
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current Exchange Ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Three Months Ended March 31,
	2024	2023
BGC Holdings Units	—	16,276
Newmark Holdings Units	3,647,613	2,728,278
Total	3,647,613	2,744,554

Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings (prior to the Corporate Conversion) limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Issuance of common stock and exchangeability expenses	$36,106	$24,583

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Notional Value	$158,755	$158,594
Estimated fair value of the post-termination payout(1)	$57,277	$54,950
Outstanding limited partnership units in Newmark Holdings	16,756,564	16,704,405
Outstanding limited partnership units in Newmark Holdings - unvested	402,111	4,856,908
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to seven years from the grant date.

There are also certain limited partnership units in Newmark Holdings with a stated vesting schedule that vest over approximately seven years from the grant date. The compensation expense related to these limited partnership units is recognized over the required service period. These limited partnership units with a stated vesting schedule consisted of 3.2 million distribution earning limited partnership units and 2.3 million N Units as of both March 31, 2024 and December 31, 2023. The aggregate estimated grant date fair value of these awards was $46.0 million as of March 31, 2024 and December 31, 2023. As of March 31, 2024, there was $28.5 million of unrecognized compensation expense related to these unvested limited partnership units that is expected to be recognized over 1.75 years.

Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Post-termination payout	$3,282	$4,861
Stated vesting schedule	4,065	2,710
Limited partnership units amortization	$7,347	$7,571

The grant of exchange rights of HDUs to Newmark employees are as follows (in thousands):

	March 31, 2024	December 31, 2023
Notional Value	$1,254	$1,254
Estimated fair value of limited partnership units (1)	$1,135	$1,135
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

During the three months ended March 31, 2024 and 2023, there was no compensation expense (benefit), related to these limited partnership units held by Newmark employees.

During the three months ended March 31, 2024 and 2023, Newmark employees were granted 1.2 million and 1.1 million N Units, respectively. These units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income while they remain unvested. Upon vesting, which occurs if certain thresholds are met, the N Units are subsequently converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant. During the three months ended March 31, 2024 and 2023, 2.5 million and 2.5 million N Units, respectively, were converted into distribution earning limited partnership units.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2023	11,263,862	$9.39	$105,735	4.75	6,928	$4.17	$29	1.62
Granted	4,192,685	6.82	28,594		—	—	—
Settled units (delivered shares)	(2,708,902)	9.03	(24,461)		(2,045)	4.05	(8)
Forfeited units	(614,540)	9.14	(5,617)		—	—	—
Balance, December 31, 2023	12,133,105	$8.59	$104,251	4.01	4,883	$4.22	$21	0.87
Granted	522,958	7.27	3,802		—	—	—
Settled units (delivered shares)	(1,517,298)	9.01	(13,673)		(1,243)	4.28	(5)
Forfeited units	(249,743)	8.87	(2,214)		—	—	—
Balance, March 31, 2024	10,889,022	$8.46	$92,166	4.34	3,640	$4.20	$16	0.68
(1)Newmark issues RSUs to Newmark employees with the awards vesting ratably over the two- to nine-year vesting period into shares of Newmark Class A common stock.
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
RSU amortization	$7,759	$5,963

As of March 31, 2024, there was $68.7 million total unrecognized compensation expense related to unvested Newmark RSUs.

(28)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of March 31, 2024 and December 31, 2023, Newmark was committed to fund approximately $0.2 billion and $0.4 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2022 through the first quarter of 2024 with contingent consideration of $25.9 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(29)    Subsequent Events

On April 26, 2024, Newmark amended and restated the Credit Agreement, which amendment and restatement, among other things, extends the maturity date of the Credit Facility to April 26, 2027. The borrowing rates and financial covenants under the Credit Agreement are substantially consistent with the existing Credit Agreement.

On May 2, 2024, Newmark declared a qualified quarterly dividend of $0.03 per share payable on June 3, 2024 to Class A and Class B common stockholders of record as of May 17, 2024. The ex-dividend date will be May 16, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of Newmark’s financial condition and results of operations should be read together with Newmark’s accompanying unaudited condensed consolidated financial statements and related notes, as well as the “Special Note Regarding Forward-Looking Information” relating to forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, included elsewhere in this Quarterly Report on Form 10-Q.

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three months ended March 31, 2024 and 2023. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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
•GSEs and FHA multifamily lending and loan servicing;
•limited and special loan servicing and asset management; and
•flexible workspace solutions for owners.

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

Newmark was founded in New York City in 1929, with an emphasis on local investor/owner and occupier services and products and became known for having dedicated, knowledgeable, and client-focused advisors/intermediaries. Our acquisition by Cantor Fitzgerald’s subsidiary BGC in 2011 and its subsequent investments in our business contributed to Newmark’s strong growth. This growth continued following our 2017 IPO. Between 2011 and 2023, we increased our total revenues by a CAGR of 22%. Based on reported results, we believe that this improvement was greater than any of our publicly traded commercial real estate services peers listed in the U.S. or U.K. that have reported revenues over this period (based on actual results reported by our peers as of March 14, 2024).

We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the three months ended March 31, 2024, we generated revenues of approximately $546.5 million, primarily from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Business Environment

As discussed in greater detail in “—Economic Growth and Outlook in the United States and the United Kingdom” and “—Market Statistics,” origination and investment volumes in the commercial real estate industry declined year-on-year each quarter from the second half of 2022 to the fourth quarter of 2023 due to the rise in global interest rates. We gained market share in the U.S. capital markets in 2023, particularly in the third and fourth quarters, as our corresponding transaction volumes either improved or decreased at rates less than those for the industry as a whole. Our share gains continued in the first quarter of 2024. Major central banks have stopped increasing short-term target interest rates and indicated that they may begin lowering them later this year. This, coupled with the significant amount of commercial and multifamily debt maturities due over the next two years, leads us to expect industry volumes to begin rebounding, although there remains uncertainty with respect to the exact timing of such a recovery.

We believe that during stressed or challenging times, our clients value having a trusted advisor like Newmark. We believe our partnership and collaboration with our clients during uncertain times has helped us develop long-lasting relationships and gain market share over time. Despite slower industry transactional activity levels, we continue to see strong client dialogue and engagement as owners and occupiers seek our advice with respect to executing on their strategic and real estate-focused objectives.

Institutional investors have accumulated near record amounts of undeployed real estate-focused capital, with Preqin estimating that there was approximately $400 billion of investible funds held by closed-end funds at real estate focused institutions as of April 18, 2024, of which $256 billion was held by North America focused funds and $70 billion by funds focused on Europe. This is in addition to the significant amount of real estate assets held by other types of investors and owners such as publicly traded REITs, non-traded REITs, and open-ended core property funds. According to the most recent data from MSCI, the overall size of the professionally managed global real estate investment market was $13.3 trillion in 2022, while the size of the overall investible market was $19.5 trillion. Furthermore, there was approximately $4.7 trillion in U.S. commercial and multifamily mortgage debt outstanding as of year-end 2023 per the MBA (excluding loans for acquisitions, development, and construction, as well as loans collateralized by owner-occupied commercial properties). Of this amount, approximately $2.6 trillion is expected to mature between 2024 and 2028, with approximately $2.0 trillion of this debt expected to mature between 2024 and 2026. With the sharp increase in interest rates over the past two years and generally rising capitalization rates, as well as the pullback in commercial real estate lending by banks and other traditional lenders, we believe a large and growing percentage of investors and owners will need to find alternative solutions, including via the growing share of loans we expect to be originated by alternative lenders such as private credit funds. We anticipate a significant portion of debt maturities to be resolved not only through refinancing, which should help our mortgage brokerage and GSE/FHA origination businesses, but also through the kinds of more complex and sophisticated restructurings, loan sales, and recapitalizations in which Newmark specializes. Our capital markets clients have sought, and we believe will continue to seek, our counsel with respect to addressing their related investing and financing needs.

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

Key Business Drivers
We continue to invest in our businesses by adding high profile and talented producers and other revenue-generating professionals. Historically, newly hired commercial real estate producers tend to generate dramatically higher revenues in their second and third years with the Company, although we incur related expenses immediately. As newly hired producers ramp up and increase their productivity, our commission revenues and earnings growth accelerate, all else equal, due to our strong operating leverage.

We operate a leading capital markets business in the United States with a growing international presence. We have access to many of the world’s largest owners of commercial real estate, and we believe this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also supply investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. Specifically, with respect to multifamily assets, we are a leading GSE/FHA lender by loan origination volume and loan servicing portfolio size. In addition to our traditional servicing business, we acquired the remainder of Spring11, an entity in which we had otherwise held a controlling stake since 2017, in the first quarter of 2023. Spring11’s recently launched asset management and servicing business focuses on bank, fund, and commercial mortgage-backed securities clients. As of March 31, 2024, our overall loan servicing and asset management portfolio was $174.1 billion (of which 61.9% was limited servicing and asset management, 36.6% was higher margin primary servicing, and 1.5% was special servicing).

We believe that for the industry, commercial and multifamily servicing and asset management companies earn 40 to 50 basis points on their Fannie Mae servicing book, eight to 10 basis points on Freddie Mac loans, approximately 15 basis points for FHA loans, and one to three basis points for limited servicing. The fees for special servicing and asset management can vary depending on a variety of factors. Spring11’s portfolio currently earns closer to the low end of the latter range but is targeting higher fees over time as it expands its offerings across special servicing and asset management. Limited servicing, special servicing, and asset management together generally produce higher profit margins than Newmark as a whole, but lower profit margins versus GSE/FHA primary servicing. We expect our overall portfolio to continue providing a steady stream of income and cash flow over the life of the serviced loans.

In addition, there are various trends that we expect to continue benefiting our various service lines with respect to industrial real estate. According to Newmark Research, several factors, including disruptions in global supply chains, tensions between the U.S. and China, and U.S. government spending on infrastructure and subsidies for industries associated with electrification, green energy, and strategically important technologies—notably the federal spending provided by the CHIPS and Science Act, Inflation Reduction Act, and Infrastructure and Investment and Jobs Act—could increase the size of the U.S. manufacturing base by more than 10% over the next ten years. According the Newmark Research and the U.S. Census Bureau, during first quarter of 2024, annualized manufacturing construction spending in the U.S. was more than 254% higher than the annual average for the ten years ended 2019 in nominal terms, or over 120% higher based on chain linked 2007 dollars. The impact of reshoring manufacturing would likely have far-reaching effects in terms of industrial real estate, local and national tax revenues, increases in jobs, and growth in regional and national economies. Most of the new manufacturing construction will be build-to-suit or owner-built, but demand will also exist for speculative manufacturing space.

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

Economic Growth and Outlook in the United States and the United Kingdom
U.S. GDP expanded by 1.9% and 2.5%, respectively, in 2022 and 2023, according to the U.S. Department of Commerce (with all GDP figures herein inflation adjusted, unless otherwise stated). According to the April 25, 2024 estimates from the same source, U.S. GDP expanded at an annualized rate of 1.6%, in the first quarter of 2024. The most recent period’s GDP growth was driven by various factors, including increases in consumer spending, residential fixed investment, nonresidential fixed investment, and state and local government spending that were partly offset by a decrease in private inventory investment. Imports, which are a subtraction in the calculation of GDP, increased. Economists generally expect U.S. GDP to grow at levels below pre-pandemic levels in 2024 and 2025. For example, as of April 19, 2024, the Bloomberg consensus of economists was for real U.S. GDP to expand at respective rates of 2.4%, 1.7%, and 2.0% in 2024, 2025, and 2026. For context, over the ten years ended December 31, 2019, real U.S. GDP grew at a CAGR of 2.4% per year, measured in chain linked 2017 dollars. Actual and projected growth has been and is expected be lower in the U.K., which is now our second largest market. According to the most recent data from The Office for National Statistics, U.K. GDP increased by 0.1% in 2023 and by 0.6% in the first quarter of 2024 . The April 16, 2024 Bloomberg consensus was for it to grow by 0.3%, 1.2%, and 1.4% in 2024, 2025, and 2026, respectively. In comparison, real U.K. GDP grew at an annual CAGR of 2.0% over the ten years ended December 31, 2019, measured in chain linked 2019 pounds, also per Bloomberg.

According to the U.S. Bureau of Labor Statistics data from April 5, 2024, the seasonally adjusted monthly average of non-farm payroll employment increased by 377 thousand and 251 thousand in 2022 and 2023, respectively. Their estimate as of the same date was that an average of 276 thousand jobs were created per month in the first quarter of 2024. For context, this seasonally adjusted monthly figure averaged 183 thousand over the ten years ending December 31, 2019. The March 2024 U.S. unemployment rate (based on U-3) was 3.8%, versus 3.5% a year earlier. The U.S. unemployment rate has remained below 4% for 26 straight months, the longest such stretch since the 48 months ending January 1970. The April 2024 Bloomberg consensus was for U-3 to rise modestly in 2024 and 2025, but to remain at or below 4.1%. According to recent figures from Bloomberg, the U.K. unemployment rate was 3.9% and 4.0% at the end of 2022 and 2023, respectively, rose to 4.2% in February 2024 the most recent month available, and is expected to be 4.3% at the end of 2024 and 2025.

The ten-year U.S. Treasury yield increased by approximately 32 basis points quarter on quarter and by 76 basis points year-on-year to 4.2% as of March 31, 2024. On September 21, 2022 and November 2, 2022, the FOMC announced two separate increases to the upper bound of its target range for the federal funds rate of 75 basis points each, in order to curb inflation. The FOMC increased the upper bound by another 50 basis points in December of 2022, and then by 25 basis points each in February 2023, March 2023, May 2023, and July 2023. The FOMC has kept the rate unchanged since the July 2023 increase.

FOMC Chair Jerome Powell suggested in November of 2023 that the Federal Reserve was edging closer to the end of its rate-hiking campaign. He noted that the market had driven various longer-term rates high enough that it could help lower inflation without necessarily requiring further rate hikes from the FOMC. In an April 16, 2024 speech, Mr. Powell reiterated that due to continued strong economic growth and inflation above its 2% target, the Federal Reserve will proceed carefully with interest rate cuts and may move at a slower pace than the market had expected earlier in the year. After its May 1, 2024 meeting, the FOMC unanimously decided to leave the target range for the benchmark federal funds rate at 5.25% to 5.5%. It also reaffirmed the need for more evidence that price gains are cooling before cutting interest rates.

In addition, the FOMC stated that it plans to continue reducing the $7.4 trillion portfolio of securities it holds (as of April 10, 2024), including long-term agency mortgage-backed securities and U.S. Treasuries. These securities were purchased as part of the Federal Reserve’s quantitative easing program designed to hold down long-term interest rates, and the FOMC previously indicated that a maximum of $60 billion in U.S. Treasury purchases and $35 billion in mortgage-backed securities purchases (or a total of up to $95 billion) would be allowed to roll off, phased in over three months starting June 1, 2022. As quantitative easing is reversed in this manner through so-called quantitative tightening, long-term rates should rise, all else equal. After its May 1, 2024 meeting, the FOMC said that it will reduce the monthly redemption cap on Treasury securities from $60 billion to $25 billion. It will maintain the monthly redemption cap on agency debt and agency mortgage‑backed securities at $35 billion per month and will reinvest any principal payments in excess of this cap into Treasury securities. In its annual report issued April 17, 2024, the New York Federal Reserve Bank predicted that the central bank’s holdings will fall to $6.0 trillion by the middle of 2025. It then expects holdings to again grow to in-line with the growth of the economy as reserves reach 8.0% of nominal U.S. GDP.

Similar to what has happened in the U.S., the MPC has both raised short term U.K. rates to combat post-pandemic inflation and begun quantitative tightening. With respect to short term rates, the MPC raised the Official Bank Rate several times recently, or from 0.1% in November 2021 to 5.25% in August 2023, where it has remained as of April 17, 2024. The MPC recently stated that it “will keep interest rates high for long enough to get inflation back to the 2% target in a lasting way.” With respect to quantitative tightening, the MPC stopped buying bonds at the end of 2021, stopped reinvesting the proceeds from maturing bonds in February 2022, and began actively selling bonds in November of 2022. As a result, the amount of bonds the Bank of England holds has started to fall. From the end of 2021 through March 13, 2024, their notional value has declined from approximately £895 billion to £731 billion.

U.S. inflation measures have gradually declined since 2022. The consumer-price index for March 2024 rose by 3.3% year-over-year, which was lower than the 3.5% rates from three months and one year earlier, and a significant improvement versus the recent peak of 9.1% observed in June 2022. As a result, economists generally expect long-term U.S. interest rates to stabilize or decline slightly over the next few quarters, and to remain below the long-term historical averages for the foreseeable future (as discussed above). For example, the April 2024 Bloomberg consensus was for the ten-year U.S. Treasury yield to be approximately 4.4%, 4.2%, 4.0%, and 4.0%, respectively, by the ends of the second quarter of 2024 through first quarter of 2025. The same survey indicated that the yield should be 3.8% as of year-end 2025. In comparison, this rate was approximately 4.2% as of the end of the fourth quarter of 2023 and reached a five year closing high of 5.0% on October 19, 2023, also according to Bloomberg. For context, ten-year U.S. Treasury yields still remain below their 50-year average (through 2023) of just under 6.0%.

Inflation in the U.K. has also gradually fallen, albeit from much higher recent levels. According to Bloomberg, the retail price index was 4.3% for March 2024 versus 5.2% and 13.5% three months and a year earlier, respectively. This inflation measure reached a post-pandemic high of 14.2% for October of 2023. According to the OECD, the U.K. has had a higher inflation rate compared with the G-7 average since 2016, and this trend is expected to continue in 2024 and 2025. Conversely, the U.K. had lower than average GDP growth among G-7 nations in 2023, which is also expected to continue through 2025. As a result, the Bank of England has had a more challenging time than certain other central banks with respect to balancing inflation and growth rates. U.K. benchmark long-term rates have therefore been somewhat below those of the U.S. According to Bloomberg, the yield on 10-year U.K. government bonds was approximately 3.9% at the end of March 2024, compared with 3.6% and 3.5%, respectively, three months and a year earlier. The April 2024 Bloomberg consensus was for this yield to be approximately 3.8%, 3.7%, 3.5%, and 3.5%, respectively, by the ends of the second quarter of 2024 through first quarter of

2025. The same survey indicated that the yield should be 3.4% as of year-end 2025. For context, ten-year Gilts have averaged approximately 7.0% over the 50 years ended December 31, 2023.

While short-term yields are expected to be considerably above where they were compared with low levels seen for most of the period from the end of 2008 through early 2022, they are expected to stabilize and gradually fall from more recent levels. For context, the upper bound of the Fed Funds Target rate averaged 0.64% from December 31, 2008 through February 28, 2022, and was 5.50% as of March, 20, 2024. The April 2024 Bloomberg consensus was for this target rate to be approximately 5.5%, 5.2%, 4.9%, and 4.6%, respectively, by the ends of the second quarter of 2024 through first quarter of 2025. For additional context, the Fed Funds rate averaged approximately 4.91% and 3.11% over the 50 and 25 years ended December 31, 2022, respectively, according to Bloomberg.

As a result of the aforementioned statements by Chairman Powell and recent economic data, the CME’s Fed Funds futures market indicated that, as of April 26, 2024, traders expect one to two rate cuts this year versus the approximately six they expected at the start of 2024, and the three that Fed officials suggested at their March meeting.

The April 2024 Bloomberg consensus was for the Bank of England’s short-term target rate to be approximately 5.1%, 4.7%, 4.3%, and 3.9%, respectively, by the ends of the second quarter of 2024 through first quarter of 2025. As of April 17, 2024, the U.K. futures market implies that short term rates (as measured by overnight index swaps) will be approximately 5.2% after the May 9, 2024 MPC meeting, gradually falling to 4.6% by the March 20, 2025 meeting. In comparison, the Official Bank Rate was 5.25% as of this same date and averaged approximately 6.35% and 2.52% over the 50 and 25 years ended December 31, 2022, respectively, according to Bloomberg.

Market Statistics

Wolfe Research recently estimated that overall U.S. leasing volumes and U.S. office leasing volumes were down by approximately 15% and 12% year-on-year, respectively in the first quarter of 2024. CoStar data suggests that overall quarterly U.K. leasing volumes and U.K. office leasing volumes were down by more than 20% year-on-year. These figures are preliminary, as CoStar leasing data is often revised upwards at later dates. In comparison, for the quarter ended March 31, 2024, our revenues from Leasing and other commissions declined by 17.9%.

While the overall office market remains challenging, we continued to see increased demand in certain markets, led by ongoing return-to-work plans, as well as new demand driven by companies investing in AI and law firms, and the expected reset in values driven by near-term debt maturities. According to the Freespace Index, the proportion of those attending in person rose to 83% of 2019 levels in the Americas in March of 2024 compared with 69% a year earlier. The Freespace Index also reports that attendance increased to 73% of 2019 levels from 71% over the same timeframe across locations they track in Europe, the Middle East, and Africa, and to 83% from 69% percent in the Asia-Pacific region. Other measures with different methodologies also show in-person attendance increasing. For example, the Kastle Barometer, which measures daily occupancy in ten large U.S. cities versus pre-pandemic levels, increased to 51% as of March 29, 2024 versus 49% a year earlier. Placer.ai data comparing January 2023 to January 2024 indicates that in-person attendance increased from 56% to 63% in the U.S. over this period. Our management services, leasing, origination, and capital markets professionals continue to actively collaborate with clients to repurpose underutilized spaces and assets, including with respect to conversion of obsolete office or retail properties.

Commercial real estate capital markets transactions involving financing generally utilize medium- or long-term debt, and the interest rates for such debt tend to correlate with movements in benchmark rates with similar tenors, including U.S. Treasuries. Such benchmark rates can be meaningfully impacted by movements in key short-term rates, such as the Fed Funds Target rate. Sudden increases in short term interest rates can therefore have pronounced effects on the commercial mortgage origination and investment sales volumes. In 2022, global benchmark interest rates rose at the fastest pace since at least the early 1990s, according to Fitch. U.S. and U.K. ten-year government yields continued to rise through October of 2023, fell over the remainder of that year, but gradually rose over the first quarter of 2024. This has led to challenging market conditions across commercial real estate capital markets for Newmark and the industry. Real estate capital market transactions were also lower due to the pullback in commercial and multifamily real estate lending activity as a response to recent bank failures and higher interest rates, as well as the gap between buyer and seller expectations.

According to estimates from Green Street, prices for U.S. commercial real estate declined by approximately 7% over the twelve months ended March 31, 2024 and were down 21% from their March 2022 peak. With respect to specific property types differing the most from the mean, industrial, lodging, strip retail, and mall prices were relatively flat year-on-year, while multifamily and office prices declined by much more than average over the same period. Since industry notional volumes are based on price and transaction count, lower prices have contributed to industry-wide capital markets volumes declines. MSCI’s preliminary U.S. and European investment sales figures indicate that industry volumes declined by 16% and 26%, respectively year-on-year in the first quarter of 2024. In comparison, Newmark’s first quarter investment sales revenues and volumes were down by 1.6% and 9.8%, respectively. We have gained considerable market share over the past several years. Our investment sales volumes were up by nearly 60% over the twelve months ended March 31, 2024 versus 2015, while MSCI U.S. volumes decreased by 36% over the same timeframe. Given our continued investment in hiring talented professionals, we expect to continue gaining market share over time.

We have also gained market share in our commercial mortgage origination businesses. The Company improved its first quarter 2024 revenues from Commercial mortgage origination, net, and total debt volumes by 38.7% and 91.7%, respectively, year-on-year. Newmark Research estimates that overall U.S. commercial and multifamily originations may have increased by as much as 5% over the same timeframe, based on their analysis of MBA data and preliminary MSCI lending data. Newmark’s GSE/FHA loan origination volumes, which are a subset of our total debt figures, are driven more by the GSE multifamily financing volumes than the activity level of the overall commercial mortgage market. Overall industry GSE multifamily origination volume increased by approximately 16% in the three and twelve months ended March 31, 2024 compared with a year earlier, per Fannie Mae and Freddie Mac. In comparison, Newmark’s GSE/FHA origination volumes were up by 40.2% over the same period. Certain GSE multifamily volume statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by the MBA or by Newmark and its competitors by 30 to 45 days. We believe that we have meaningfully outperformed the industry in total debt over the last several years. According to data or estimates from MSCI, the MBA, and/or Newmark Research, U.S. debt originations have declined by 0.1% between 2015 and the twelve months ended March 31, 2024. Over the same timeframe, Newmark grew its total debt volumes by over 183%.

Over 90% of Newmark’s 2023 investment sales volumes were generated in the U.S., (which included the Signature transactions), while approximately 88% were from the U.S. in first quarter of 2024. Most of this international volume was from the Company’s U.K. operations. Essentially all of Newmark’s total debt volumes were generated in the U.S. in both periods. Given our recent hires and acquisitions, we anticipate non-U.S. transactions to make up a greater percentage of our capital markets revenues and volumes over time.

We continue to anticipate overall U.S. investment sales volumes to remain muted through at least the first half of 2024. However, macroeconomic conditions, recent strong U.S. economic data and higher than anticipated inflation figures have increased uncertainty with respect to the precise timing of interest rate cuts by the Federal Reserve. When benchmark interest rates stabilize, we expect activity to begin to rebound, and for our higher margin capital markets platform to drive Newmark’s strong revenue and earnings growth. We also think that the current market conditions have created an opportunity for us to solidify our position as the platform of choice for many of the real estate industry’s top professionals. During the first quarter of 2024, we hired a preeminent affordable housing team in the U.S., some of the most prolific and experienced debt and structured finance professionals in the U.S. and U.K., as well as one of the most innovative and active U.S. leasing teams. Newmark also opened a flagship office in France, continental Europe’s second largest transaction market, where we attracted some of the most talented leasing and capital markets professionals. We believe that such hires further demonstrate the strength of our brand. Our substantial investments in data, analytics, and talent uniquely position us to capitalize on ongoing macroeconomic trends and to continue outperforming the industry over time.

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
•Commercial Mortgage Origination. We offer services and products to facilitate debt financing for our clients and customers. Commercial mortgage origination revenue is comprised of commissions generated from mortgage brokerage and debt and equity placement services, as well as the origination fees and premiums derived from the origination of GSE/FHA loans with borrowers and the sale of those loans to investors. Our commercial mortgage origination revenue also includes the revenue recognized for the fair value of expected net future cash flows from servicing recognized at commitment.

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

Servicing fees are recognized on an accrual basis over the lives of the related mortgage loans. We typically receive monthly management fees based upon a percentage of monthly rental income generated from the property under management, or in some cases, the greater of such percentage or a minimum agreed upon fee. We are often reimbursed for our administrative and payroll costs, as well as certain out-of-pocket expenses, directly attributable to properties under management. We follow U.S. GAAP, which provides guidance when accounting for reimbursements from clients and when accounting for certain contingent events for leasing and capital markets transactions. See Note 3 – “Summary of Significant Accounting Policies” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a more detailed discussion.

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

From time to time, we may also enter into agreements with employees and partners to grant bonus and salary advances or other types of loans. These advances and loans are repayable in the timeframes outlined in the underlying agreements. In addition, we also enter into deferred compensation agreements with employees providing services to us. The costs associated with such plans are generally amortized over the period in which they vest. (See Note 27 — “Compensation” and Note 28 — “Commitments and Contingencies” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

(iii) Other Income (loss), Net
Other income (loss), net is comprised of gains (losses) on equity method investments which represent our pro rata share of the net gains (losses) on investments over which we have significant influence but which we do not control, and the mark-to-market gains or losses on marketable and non-marketable investments.

(iv) Provision for Income Taxes
We incur income tax expenses based on the location, legal structure, and jurisdictional taxing authorities of each of our subsidiaries. Certain of the Company’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. U.S. federal and state income tax liability or benefit related to the partnership income or loss, with the exception of the UBT, rests with the partners (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q) rather than the partnership entity. Our accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of the U.S. results of operations. Outside of the U.S., we operate principally through subsidiary corporations subject to local income taxes.

Newmark is subject to the tax laws and regulations of the U.S. and various non-U.S. jurisdictions. The OECD Pillar Two Framework provides for a minimum global effective tax rate of 15%. The EU Member States formally adopted the EU’s Pillar Two Directive with a subset of rules that became effective January 1, 2024. Other countries are also expected to implement similar legislation. We do not believe this will have a material impact on our tax rate.

Business Mix and Seasonality

Our pre-tax margins are affected by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole, and margins from originating GSE/FHA loans, which are included in “Commercial mortgage origination, net” in our unaudited condensed consolidated statement of operations, tend to be lower, as we retain rights to service loans over time, and because this item includes non-cash GAAP gains attributable to OMSRs, which represent the fair value of expected net future cash flows from servicing recognized at commitment, net. Investment sales and mortgage brokerage transactions tend to have higher pre-tax margins than leasing transactions. Pre-tax earnings margins on our property management and parts of our other GCS businesses are at the lower end of margins for the Company as a whole because they include some revenues that equal their related expenses. These revenues represent fully reimbursable compensation and non-compensation costs and may be referred to as “pass through revenues.”

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management services, servicing fees and other	$256,934	47.0%	$212,292	40.8%
Leasing and other commissions	158,799	29.1	193,306	37.1
Investment sales	70,823	13.0	71,993	13.8
Commercial mortgage origination, net	59,943	11.0	43,208	8.3
Total revenues	546,499	100.0	520,799	100.0
Expenses:
Compensation and employee benefits	328,195	60.1	328,351	63.0
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	51,443	9.4	35,648	6.8
Total compensation and employee benefits	379,638	69.5	363,999	69.9
Operating, administrative and other	137,943	25.2	118,982	22.8
Fees to related parties	7,541	1.4	7,792	1.5
Depreciation and amortization	43,975	8.0	38,830	7.5
Total operating expenses	569,097	104.1	529,603	101.7
Other income (loss), net	(14)	—	(3,010)	(0.6)
Loss from operations	(22,612)	(4.1)	(11,814)	(2.3)
Interest expense, net	(7,220)	(1.3)	(7,591)	(1.5)
Loss before income taxes and noncontrolling interests	(29,832)	(5.5)	(19,405)	(3.7)
Benefit for income taxes	(3,516)	(0.6)	(3,056)	(0.6)
Consolidated net loss	(26,316)	(4.8)	(16,349)	(3.1)
Less: Net loss attributable to noncontrolling interests	(10,062)	(1.8)	(5,999)	(1.2)
Net loss available to common stockholders	$(16,254)	(3.0)%	$(10,350)	(2.0)%

(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended March 31,
	2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$36,106	6.6%	$21,873	4.2%
Limited partnership units amortization	7,347	1.3	7,571	1.5
RSU amortization	7,759	1.4	5,963	1.1
Total equity compensation	51,212	9.3	35,407	6.8
Allocations of net income to limited partnership units and FPUs	231	—	241	—
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$51,443	9.4%	$35,648	6.8%

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

Revenues

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased by $44.6 million, or 21.0%, to $256.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The improvement reflected the addition of Gerald Eve, as well as approximately 21.0% organic growth from our high margin servicing and asset management platform.

Leasing and Other Commissions
Leasing and other commissions revenues decreased by $34.5 million, or 17.9%, to $158.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was impacted by industry-wide activity declines of over 10% in the U.S. and more than 20% in the U.K.

Investment Sales
Investment sales revenue decreased by $1.2 million, or 1.6%, to $70.8 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This compares to industry-wide declines of 16% and 26% for the U.S. and Europe.

Commercial Mortgage Origination, Net
Commercial mortgage origination activities, net increased by $16.7 million, or 38.7%, to $59.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was driven by an increase in total debt volume of 92% compared with an increase of approximately 5% for overall U.S. commercial/multifamily originations.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense decreased by $0.2 million to $328.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The expense was flat on higher revenue and was down by 1.1% excluding pass-through items. This was largely due to lower variable commissions and cost savings initiatives, which were partially offset by expenses related to acquisitions, and the recent hiring of industry-leading revenue-generating professionals under long term contracts.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $15.8 million, or 44.3%, to $51.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase is due to the timing of certain grants of exchangeability and the increase in share price of Newmark Class A common stock.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $19.0 million, or 15.9%, to $137.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to an increase in pass through costs directly tied to revenue and an increase in interest expense on our GSE warehouse lines, which was offset with interest income on the GSE loans held for sale. The increase is also due to the addition of Gerald Eve.

Fees to Related Parties
Fees to related parties decreased by $0.3 million, or 3.2%, to $7.5 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

Depreciation and Amortization
Depreciation and amortization increased by $5.1 million, or 13.2%, to $44.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to increased fixed asset depreciation of $1.3 million and intangible asset amortization of $1.9 million, as well as a $2.0 million change in MSR valuation allowance.

Other Income (loss), Net
Other income (loss), net of $14 thousand in the three months ended March 31, 2024 consisted of unrealized loss on marketable securities.

Other loss, net of $3.0 million in the three months ended March 31, 2023 was primarily due to a loss from the disposition of certain assets, offset by $3.6 million of income from an equity method investment.

Interest Expense, Net
Interest expense, net decreased by $0.4 million, or 4.9%, to $7.2 million during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Benefit for Income Taxes
The benefit for income taxes increased by $0.5 million, or 15.0%, to $3.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily driven by a higher pre-tax loss. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net loss attributable to noncontrolling interests increased by $4.1 million, to $10.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. This increase was primarily driven by a higher pre-tax loss.

Financial Position, Liquidity and Capital Resources
Overview
The primary sources of liquidity for our business are the cash on our balance sheet, cash flow provided by operations, and the $600.0 million revolving Credit Facility.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets, our acquisitions of other companies and hiring of teams of producers, and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of March 31, 2024, our debt consisted of $600.0 million aggregate principal amount of 7.500% Senior Notes with a carrying amount of $595.2 million and $75.0 million outstanding under the Credit Facility with a carrying amount of $75.0 million, in each case exclusive of our warehouse facilities described under “—Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

Financial Position
Total assets were $4.4 billion at March 31, 2024 and $4.5 billion at December 31, 2023.

Total liabilities were $2.9 billion at March 31, 2024 and $2.9 billion at December 31, 2023.

Liquidity
At March 31, 2024, we had cash and cash equivalents of $140.9 million. Additionally, we had $525.0 million available under our committed senior unsecured revolving Credit Facility. We expect to generate cash flows from operations to fund our business and use those funds, and our Credit Facility, to meet our short-term liquidity requirements, which we define as those arising within the next twelve months, and our long-term liquidity requirements, which we define as those beyond the next twelve months.

Debt
Debt, excluding our warehouse facilities, consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
7.500% Senior Notes	$595,183	$—
Credit Facility	75,000	—
Delayed Draw Term Loan	—	417,260
Cantor Credit Agreement	—	130,000
Long-term debt	$670,183	$547,260
Total corporate debt	$670,183	$547,260

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

The Delayed Draw Term Loan Credit Agreement contains financial covenants with respect to minimum interest coverage and maximum leverage ratio. The Delayed Draw Term Loan Credit Agreement also contains certain other customary affirmative and negative covenants and events of default. The covenants in the Delayed Draw Term Loan Credit Agreement are consistent with those within the Company’s existing $600.0 million Credit Facility, which matures on April 26, 2027 and remains available to the Company.

On November 8, 2023, Newmark provided notice to Bank of America, N.A., as Administrative Agent, to borrow the $420.0 million available under the Delayed Draw Term Loan Credit Agreement with the funds made available on November 14, 2023. The Company used the $420.0 million of proceeds of the Delayed Draw Term Loan draw to pay a portion of the matured principal and interest of the Company’s $550.0 million 6.125% Senior Notes due November 15, 2023. On January 12, 2024, the outstanding balance under the Delayed Draw Term Loan was repaid with the proceeds of the offering of the 7.500% Senior Notes. The Delayed Draw Term Loan was terminated and the remaining unamortized debt issuance costs of $2.7 million were expensed.

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

On December 20, 2023, Newmark drew $130.0 million of Newmark Revolving Loans under the First Cantor Credit Agreement to repay the $130.0 million balance then outstanding under the Credit Facility.

During the three months ended March 31, 2024, there were $100.0 million of borrowings and $25.0 million of repayments under the Credit Facility. As of March 31, 2024, there were $75.0 million of borrowings outstanding under the Credit Facility. As of March 31, 2024, borrowings under the Credit Facility carried an interest rate of 6.92%, with a weighted-average interest rate of 6.92% for the three months ended March 31, 2024. As of December 31, 2023, there were no borrowings under the Credit Facility.

On April 26, 2024, Newmark amended and restated the Credit Agreement, which amendment and restatement, among other things, extends the maturity date of the Credit Facility to April 26, 2027. The borrowing rates and financial covenants under the Credit Agreement are substantially consistent with the existing Credit Agreement.

7.500% Senior Notes
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of the 7.500% Senior Notes. The notes are general senior unsecured obligations of Newmark. The 7.500% Senior Notes were offered and sold in a private offering exempt from the registration requirements under the Securities Act. Cantor purchased $125.0 million aggregate principal amount of 7.500% Senior Notes in the offering, and still holds such notes as of May 10, 2024. Customary registration rights were provided to purchasers of the 7.500% Senior Notes. The Company received net proceeds from the offering of the 7.500% Senior Notes of approximately $594.7 million after deducting the initial purchasers’ discounts and estimated offering expenses. The notes bear interest at a rate of 7.500% per year, payable in cash on January 12 and July 12 of each year, commencing July 12, 2024. The 7.500% Senior Notes will mature on January 12, 2029. The Company used the net proceeds of the offering of the 7.500% Senior Notes to repay all of the $420.0 million outstanding under its Delayed Draw Term Loan Credit Agreement. Additional net proceeds were used to repay $130.0 million of outstanding revolving debt, including with respect to borrowings under the Cantor Credit Agreement.

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

On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of March 31, 2024, there were no borrowings outstanding under the Cantor Credit Agreement. As of December 31, 2023, there was $130.0 million outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of March 31, 2024, Newmark had $1.5 billion of committed loan funding, $1.1 billion of uncommitted loan funding available through three commercial banks, and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under various lending programs and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC. As of March 31, 2024 and December 31, 2023 we had $0.5 billion and $0.5 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the CARES Act. The sublimit is now included within the Company’s existing $450 million warehouse facility due June 12, 2024. The advance line provides 100% of the principal and interest advance payment at a rate of SOFR plus 1.80% and will be collateralized by Fannie Mae’s commitment to repay advances. There were no outstanding draws under this sublimit as of March 31, 2024 or December 31, 2023. Newmark did not have any Fannie Mae loans in forbearance as of March 31, 2024 or December 31, 2023. On May 7, 2024, the related warehouse line was renewed, removing the $125.0 million sublimit line of credit.

Leases
Total lease liability as of March 31, 2024 was $672.9 million. Of the total amount, $159.2 million of lease liability is within our flexible workspace business whereby the liability is ring-fenced in SPVs with only $36.6 million of guarantees and/or letters of credit with exposure to Newmark. In addition, Newmark had contracted future customer revenues and sub-lease income as of March 31, 2024 amounting to approximately $202.3 million.

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

As of March 31, 2024, the Company had $50.0 million remaining from its debt repurchase authorization.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(68,783)	$(398,840)
Add back:
Net activity from loan originations and sales	(32,480)	290,319
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$(101,263)	$(108,521)
(1) Includes loans, forgivable loans and other receivables from employees and partners in the amount of $161.1 million and $130.5 million for the three months ended March 31, 2024 and 2023, respectively. Excluding these loans, net cash provided by operating activities excluding loan originations and sales would be $59.8 million and $21.9 million for the three months ended March 31, 2024 and 2023, respectively.

Cash Flows for the Three Months Ended March 31, 2024
For the three months ended March 31, 2024, we used $68.8 million of cash in operations. Excluding activity from loan originations and sales, cash used in operating activities for the three months ended March 31, 2024 was $101.3 million. Cash used in operations included $161.1 million of loans, forgivable loan and other receivables from employees and partners. Cash used in investing activities was $7.4 million, consisting of cash paid for the purchases of fixed assets. Cash provided by financing activities of $56.1 million primarily related net borrowings of $125.0 million of corporate debt, offset by treasury stock repurchases and payments to shareholders and partners for dividends and distributions.

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

Credit Ratings

    As of March 31, 2024, our public long-term credit ratings and associated outlooks are as follows:

	Rating	Outlook
Fitch Ratings Inc.	BBB-	Stable
JCRA	BBB+	Stable
Kroll Bond Rating Agency	BBB-	Stable
S&P Global Ratings	BB+	Stable

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

Certain Related Party Transactions
Transactions with Executive Officers and Directors
Howard W. Lutnick, Executive Chairman
On January 2, 2024, pursuant to the Standing Policy for Mr. Lutnick, and in connection with grants of exchangeability made to Mr. Gosin pursuant to the terms of the employment agreement that Mr. Gosin executed on February 10, 2023, the Company granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick, and Mr. Lutnick (i) elected to accept 617,262 exchange rights with respect to 617,262 previously awarded PSUs that were previously non-exchangeable; and (ii) received the right to monetize, and accepted such monetization right of 81,275 previously awarded nonexchangeable PPSUs for a future cash payment of $1,250,000. Mr. Lutnick waived all remaining rights, which shall be cumulative. The aggregate number of Mr. Lutnick’s units for which he waived exchange rights or other monetization rights is 617,262 non-exchangeable Newmark Holdings PSUs/NPSUs and 81,274 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $1,250,000 at that time.

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

Barry M. Gosin, Chief Executive Officer
Pursuant to Mr. Gosin’s employment agreement, discussed below, on April 1, 2023, 1,145,494 of Mr. Gosin’s Newmark Holdings NPSUs were converted into 1,237,644 Newmark Holdings PSUs as adjusted by the then applicable exchange ratio of 0.9252. On December 31, 2023, Mr. Gosin received exchange rights on 1/7th of the 1,237,644 Newmark Holdings PSUs converted on April 1, 2023, resulting in 176,804 exchangeable Newmark Holdings PSUs.

Pursuant to Mr. Gosin’s employment agreement, discussed below, on March 30, 2023, (a) 203,186 of Mr. Gosin’s non-exchangeable Newmark Holdings PSUs were redeemed and an aggregate of 189,024 shares of Class A common stock of Newmark were issued, as adjusted by the then applicable exchange ratio of 0.9303, and (b) $3,125,001 associated with Mr. Gosin’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes.

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

On December 31, 2023, 1,145,494 of Mr. Gosin’s Newmark Holdings NPSUs were converted into 1,240,901 Newmark Holdings PSUs as adjusted by the then applicable exchange ratio of 0.9231 pursuant to his employment agreement.

Michael J. Rispoli, Chief Financial Officer
On October 1, 2023, Mr. Rispoli received exchangeability on 6,563 PSUs and 2,194 PPSUs, in accordance with the previously approved monetization schedule in connection with the signing of his employment agreement, and 14,290 of Mr. Rispoli’s RSUs vested pursuant to the vesting schedule of the RSUs granted under his employment agreement.
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

Sublease to Cantor Fitzgerald, L.P.

In January 2022, Cantor entered into an agreement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, for a period of six months until June 30, 2022 at a rate of $0.1 million per month. In July 2022, the sublease was extended one year to June 30, 2023. In June 2023, the sublease was extended three months to September 30, 2023. As of December 31, 2023 the sublease has been terminated. Newmark received $0.3 million from Cantor for the three months ended March 31, 2023.

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

Transactions with CCRE Lending

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.6 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively, which were included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9255 as of March 31, 2024. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

Following such purchases, as of March 31, 2024, there were 53,168 Founding Partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

Knotel Assets

As part of the Knotel acquisition in March 2021, Newmark assigned the rights to acquire certain Knotel assets to a subsidiary of Cantor, on the terms that if the subsidiary monetized the sale of these assets, Newmark would receive 10% of the proceeds of the sale after the subsidiary recoups its investment in the assets.

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

7.500% Senior Notes

On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes and still holds such notes as of May 10, 2024.

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

Regulatory Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying unaudited condensed consolidated financial statements. As of March 31, 2024, Newmark had met all capital requirements. As of March 31, 2024, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $406.0 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. As of March 31, 2024 and December 31, 2023, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae, and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of both March 31, 2024 and December 31, 2023, outstanding borrower advances were $1.6 million and $1.6 million, respectively, and are included in “Other assets” in our accompanying unaudited condensed consolidated balance sheets.

Regulatory Environment

See “—Regulation” in Part I, Item 1, Business, of the Annual Report on Form 10-K for the year ended December 31, 2023, for information related to our regulatory environment.

Equity
Share Repurchase Program
See Note 6 — “Stock Transactions and Unit Redemptions” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Fully Diluted Share Count
Our fully diluted weighted-average share counts for the years ended March 31, 2024 and 2023 were as follows (in thousands):

	March 31,
	2024	2023
Common stock outstanding(1)	174,774	172,561
Partnership units(2)	—	—
RSUs (Treasury stock method)	—	—
Newmark exchange shares	—	—
Total(3)	174,774	172,561
(1)Common stock consisted of Class A shares and Class B shares. For the three months ended March 31, 2024, the weighted-average number of Class A shares was 153.5 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings,” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, partnership units held by Cantor are generally exchangeable into shares of Newmark Class A common stock and/or for up to 24.9 million shares of Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the three months ended March 31, 2024, the weighted-average share count included 81.1 anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

As of each of March 31, 2024 and 2023, our fully diluted period-end (spot) share count was 254.1 million and 240.6 million, respectively.

Registration Statements

We have an effective registration statement on Form S-4, with respect to the offer and sale of up to 20.0 million shares and rights to acquire shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of March 31, 2024, we have issued 2.3 million shares of our Class A common stock under this registration statement.

Construction Loans

As of March 31, 2024 and December 31, 2023, Newmark was committed to fund approximately $0.2 billion and $0.4 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2019 through the first quarter of 2024 with contingent consideration of $25.9 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s accompanying unaudited condensed consolidated balance sheets.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests and from proceeds of the sale of the employees’ shares of our Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted or the proceeds of the sales of the employees’ shares. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of March 31, 2024 and December 31, 2023, the aggregate balance of employee loans, net of reserve, was $787.9 million and $651.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended March 31, 2024 and 2023, was $24.4 million and $25.4 million, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the three months ended March 31, 2024, there was a decrease of $0.3 million in our reserves. These reserves were based on macroeconomic forecasts which are critical inputs into our model and material movements in variables such as the U.S. unemployment rate and U.S. GDP growth rate which could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

Income Taxes

Newmark accounts for income taxes using the asset and liability method as prescribed in U.S. GAAP guidance, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to basis differences between our accompanying unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss except for the UBT rests with the partners, rather than the partnership entity. As such, the partners’ tax liability or benefit is not reflected in our accompanying unaudited condensed consolidated financial statements. The tax-related assets, liabilities, provisions or benefits included in our accompanying unaudited condensed consolidated financial statements also reflect the results of the entities that are taxed as corporations, either in the U.S. or in foreign jurisdictions.

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

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

Since 2021, we have returned $866.6 million dollars to shareholders through share repurchases and redemptions. In addition, we paid dividends and distributions. We expect to continue returning capital to shareholders.

Since 2022, the Board has declared a quarterly dividend of $0.03 per share. In addition, Newmark has paid an after-tax distribution to its partners. The Exchange Ratio is adjusted in accordance with the terms of the Separation and Distribution Agreement in the event of any difference between our dividend policy and the distribution policy of Newmark Holdings.

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

Our Organizational Structure

Current Organizational Structure

As of March 31, 2024, there were 213,175,252 shares of Newmark Class A common stock issued and 152,681,596 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of March 31, 2024, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM, as of March 31, 2024, represented approximately 58.2% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders.

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 12.2% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 87.8% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 75.9% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 24.1% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged).

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

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of March 31, 2024, we directly held Newmark OpCo limited partnership interests consisting of approximately 175,764,670 units representing approximately 69.0% of the outstanding Newmark OpCo limited partnership interests. We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of March 31, 2024, 2,965,379 Founding/Working Partner interests were outstanding. These Founding/Working Partner interests were issued in the Separation to holders of BGC Holdings Founding/Working Partner interests, who received such Founding/Working Partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by Founding/Working Partners are not exchangeable with us unless (1) Cantor acquires Cantor Units from Newmark Holdings upon termination or bankruptcy of the Founding/Working Partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such Founding/Working Partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the Exchange Ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor expects to permit from time to time). Cantor has provided that certain Founding/Working Partner interests are exchangeable with us for Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the Exchange Ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), in accordance with the terms of the Newmark Holdings limited partnership agreement. Once a Newmark Holdings Founding/Working Partner interest becomes exchangeable, such Founding/Working Partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of March 31, 2024, 78,927,147 limited partnership units were outstanding (including Founding/Working Partner interests and Working Partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The Exchange Ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this Exchange Ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of March 31, 2024, the Exchange Ratio was 0.9255.

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

The following diagram illustrates the ownership structure of Newmark as of March 31, 2024. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings Founding Partner interests, Newmark Holdings Working Partner interests or Newmark Holdings limited partnership units.

STRUCTURE OF NEWMARK AS OF MARCH 31, 2024

Cantor Fitzgerald, L.P.
58.2% of voting power
19.0% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc.
36.5% of voting power
52.9% of indirect economic interest in Newmark OpCo
Employees, Executives, and Directors(1)
5.3% of voting power
7.7% of indirect economic interest in Newmark OpCo
• 87.3% Class A common stock (76.6% of economics and 36.5% of voting power)
• 52.9% indirect economic interest in Newmark OpCo
• 100% Class B common stock (12.2% of economics and 58.2% of voting power)
• 8.4% indirect economic interest in Newmark OpCo
• 12.7% Class A common stock (11.1% of economics and 5.3% of voting power)
• 7.7% indirect economic interest in Newmark OpCo
• Non-Voting Limited Partnership Interests (34.1% of economics of Newmark Holdings)
• 10.6% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
20.4% of indirect economic interest in Newmark OpCo
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Non-Voting Limited Partnership Interests (65.9% of economics of Newmark Holdings)
• 20.4% indirect economic interest in Newmark OpCo
Newmark Holdings, L.P.
• Non-Voting Limited Partnership Interests (69.0% of economics of Newmark OpCo)
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Limited Partnership Interests (31.0% of economics of Newmark OpCo)
Newmark Partners, L.P. ("Newmark OpCo")
• Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
• Minority Equity Interests
Operating Subsidiaries
Other Entities

(1) Excludes unrestricted Class A common stock owned by employees.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2024 through March 31, 2024 as follows: (a) an aggregate of 4,779,604 limited partnership units granted by Newmark Holdings; (b) 3,463,399 shares of Newmark Class A common stock repurchased by us; (c) 91,355 shares of Newmark Class A common stock forfeited; (d) 1,070,027 shares of Newmark Class A common stock issued for RSUs; (e) 123,968 shares of Class A common stock issued by us under our acquisition shelf registration statement on Form S-4 (Registration No. 333-231616), but not the 17,681,923 of such shares and rights to acquire such shares remaining available for issuance by us under such registration statement; and (f) 142,290 terminated limited partnership units.

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

Interest Rate Risk
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. The Company used the net proceeds to repay all of the $420.0 million outstanding under its Delayed Draw Term Loan Credit Agreement. Additional net proceeds were used to repay all $130.0 million of outstanding revolving debt under the Cantor Credit Agreement. Newmark had an outstanding principal balance of $600.0 million of 7.500% Senior Notes and $75.0 million outstanding on the Credit Facility as of March 31, 2024. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on SOFR. 30-day SOFR as of March 31, 2024 was 532 basis points and 463 basis points at March 31, 2023. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $10.1 million based on our escrow balances as of March 31, 2024 and by $9.1 million based on our escrow balances as of March 31, 2023. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $10.1 million based on our escrow balances as of March 31, 2024 and by $9.1 million based on the escrow balances as of March 31, 2023.

We use warehouse facilities and repurchase agreements to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $4.9 million based on our outstanding balances as of March 31, 2024 and by $4.3 million based on our outstanding balances as of March 31, 2023. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $4.9 million based on our outstanding warehouse balance as of March 31, 2024 and by approximately $4.3 million based on our outstanding warehouse balance as of March 31, 2023. During 2024, the borrowing costs we incurred on our warehouse facilities exceeded the amount of interest income we earned from loans held for sale due to the inverted yield curve throughout the year. Our borrowing costs are based on a short term SOFR rate, while the interest rate we earn on loans held for sale are based on US Treasury rates plus a credit spread.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Executive Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Executive Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of March 31, 2024. Based on that evaluation, the Executive Chairman and the Chief Financial Officer concluded that Newmark Group, Inc.’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

See Note 28 — “Commitments and Contingencies” to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the information under the heading “Legal Proceedings” included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q, for a description of our legal proceedings which is incorporated by reference herein.

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors previously disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND, USE OF PROCEEDS

The information required by this Item is set forth in Note 6 — “Stock Transactions and Unit Redemptions” and Note 27 — “Compensation” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, and is incorporated by reference herein.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the quarter ended March 31, 2024, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.    EXHIBITS
The Exhibit Index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Exhibit Title

4.1
Second Supplemental Indenture, dated as of January 12, 2024, between Newmark Group, Inc. and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2024).

4.2	Form of Newmark Group, Inc. 7.500% Senior Notes due 2029 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2024).

10.1
Registration Rights Agreement, dated as of January 12, 2024, between Newmark Group, Inc. and the parties named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2024).

10.2
Second Amended and Restated Credit Agreement, dated as of April 26, 2024, by and among Newmark Group, Inc., as the Borrower, certain subsidiaries of the Borrower, as Guarantors, the several financial institutions from time to time as parties thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 30, 2024).

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statement. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Executive Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: May 10, 2024