Form 10-Q
period 2024-06-30
NEWMARK GROUP, INC.
filed 2024-08-08
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2024
Class A Common Stock, par value $0.01 per share	150,558,673 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

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

BGC Partners
BGC Partners, Inc., which acquired us on October 14, 2011, facilitated the Newmark IPO on December 14, 2017 and completed the Spin-Off that led to us becoming a separate publicly traded company on November 30, 2018, and, where applicable, its consolidated subsidiaries. On July 1, 2023, BGC Partners, Inc. completed its Corporate Conversion and became a wholly owned subsidiary of its public holding company successor, BGC Group, Inc.

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

Corporate Conversion	A series of mergers and related transactions pursuant to which, effective at 12:02 AM Eastern Time on July 1, 2023, BGC Partners and BGC Holdings became wholly owned subsidiaries of BGC Group, transforming the organizational structure of the BGC businesses from an “Up-C” structure to a simplified “Full C-Corporation” structure

CoStar	CoStar Group Inc.

COVID-19	Coronavirus Disease 2019

Credit Agreement	The Company’s unsecured senior revolving credit agreement with Bank of America, N.A., as administrative agent, and a syndicate of lenders, most recently amended and restated on April 26, 2024

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

Founding Partner interests, Founding Partner units or FPUs	Founding/Working Partners units in Newmark Holdings or, prior to the closing of the Corporate Conversion, Newmark Holdings or BGC Holdings, that are generally redeemed upon termination of employment

Freddie Mac	The Federal Home Loan Mortgage Corporation

Freddie Mac Strip	A three basis point servicing fee and/or up to a one-basis point surveillance fee on certain Freddie Mac loans after the loan is securitized in a Freddie Mac pool

Freddie Mac TAH	The Freddie Mac Targeted Affordable Housing Program

GCS	Global corporate services, Newmark’s consulting and outsourcing services business that focuses on corporate occupiers

GDP	Gross domestic product

GDPR	General Data Protection Regulation

Gerald Eve	Gerald Eve LLP, a London-based real estate advisory firm acquired on March 10, 2023

Ginnie Mae	The Government National Mortgage Association

GSE or GSEs	Government-sponsored enterprises (Fannie Mae and Freddie Mac)

H-Rights	Rights to exchange PSUs into HDUs

HDUs	LPUs with capital accounts, which are liability awards recorded in “Accrued compensation” in the Company’s consolidated balance sheets

HUD	U.S. Department of Housing and Urban Development

HUD LEAN	HUD’s mortgage insurance program for senior housing

HUD MAP	HUD’s Multifamily Accelerated Processing

Investment Company Act	Investment Company Act of 1940, as amended

Knotel	Knotel, Inc.

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

Producers
Customer-facing, revenue-generating professionals, including brokers, salespersons, front-office personnel, and originators, who are directly compensated based wholly or in part on the revenues they contribute to generating

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

Signature transactions
Newmark acted as the exclusive financial advisor to the FDIC on the sale of approximately $60 billion of loans, formerly owned by Signature Bridge Bank, N.A. The FDIC acted in its capacity as receiver for Signature Bridge Bank, N.A. The portfolio encompassed more than 5,000 housing, retail, office, mixed-use, and bridge financing loans. A portion of the loans did not relate to real estate.

The book value of the overall loan portfolio was approximately $60 billion when Newmark was retained as an advisor by the FDIC and approximately $53 billion when the Company began marketing the loans, while the completed transactions had a combined notional value of $39.5 billion. The latter figure consisted of $21.7 billion of equity placements recorded as part of the Company’s Investment sales volumes and $17.8 billion of loan sales recorded as mortgage brokerage and debt placement.

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•macroeconomic and other challenges and uncertainties, including those resulting from the wars in Ukraine and Israel and other ongoing or new conflicts in the Middle East or other regions, downgrades of U.S. Treasuries, fluctuating global interest rates, inflation and the Federal Reserve’s responses thereto, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, infrastructure spending, and energy costs, including such changes’ effect on demand for commercial real estate and capital markets transaction volumes, office space, levels of new lease activity and renewals, distressed non-GSE commercial mortgages, frequency of loan defaults and forbearance and associated losses, and fluctuations in the mortgage-backed securities markets, as well as potential changes in these factors as a result of the upcoming U.S. presidential election;
•challenges relating to our repositioning of certain aspects of our business to adapt to and better address the needs of our clients in the future as a result of the acceleration of pre-existing long-term social and economic trends, fluctuating interest rates and market uncertainty, and other legal, cultural and political events and conflicts, and governmental measures taken in response thereto, uncertainty in the timing of stabilization of interest rates and the recovery of transaction volumes, changes in the mix of demand for commercial real estate space, decreased demand for urban office and retail space generally which may not be offset by increased demand for suburban office, data storage, fulfillment, and distribution centers and life sciences facilities, and which could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services, including the time and expense related to such repositioning, as well as risks related to declines in real estate values, including due to sales of loans previously held by failed financial institutions, increases in commercial real estate lending rates, and the volume of committed investment capital;
•market conditions and volatility, fluctuations in transaction volumes, including changes in leasing and lending activity and debt volumes, the level of worldwide governmental debt issuances, austerity programs, government stimulus packages, increases or decreases in deficits and the impact of changing government tax rates, repatriation rules, deductibility of interest, and other changes to monetary policy, changing regulatory requirements or changes in legislation, regulations and priorities, possible turmoil across regional banks and certain global investment banks, possible disruptions in transactions, and potential downturns including recessions, and similar effects, which may not be predictable in future periods;
•potential deterioration of equity and debt capital markets for commercial real estate and related services, potential unavailability of traditional sources of financing and need for alternative sources, and our ability to access the capital markets as needed or on reasonable terms and conditions;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors, some of which may have greater financial and operational resources than we do;
•the effect of industry concentration and reorganization, reduction of customers and consolidation;
•uncertainties related to our ongoing integration of Knotel, Deskeo, BH2, McCall & Almy, Open Realty, Spring11 and Gerald Eve and the synergies and revenue growth generated from these and other acquisitions as we build out our international and domestic businesses;
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
•our relationship and transactions with Cantor and its affiliates including CF&Co and CCRE, Newmark’s structure, including Newmark Holdings, which is owned by Newmark, Cantor, Newmark’s employee partners and other partners, and Newmark OpCo, the timing and impact of any actual or future changes to our organization or structure, any challenges to our interpretation or application of tax laws to our structure, any related party transactions, conflicts of interest, or litigation, including with respect to executive compensation matters or other transactions with our executive officers, loans to or from Newmark or Cantor, Newmark Holdings or Newmark OpCo, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, repurchase agreements and joint ventures, and CF&Co’s acting as our placement agent in connection with certain capital markets transactions;
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
•risks related to changes in the administration of the GSEs, including changes in the terms of applicable conservatorships and changes in their capabilities, and in their requirements for participating in their programs and any impact on transaction volume;
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
•political and civil unrest in the U.S. or abroad, including demonstrations, riots, boycotts, and rising tensions with law enforcement, the impact of elections, or other social and political developments, political and labor unrest, the impact of U.S. government shutdowns or political impasses, and uncertainties regarding the debt ceiling and the federal budget, including on HUD, as well as potential changes in these factors as a result of the upcoming U.S. presidential election;
•the impact of terrorist acts, acts of war or other violence, as well as disasters or weather-related or similar events, including hurricanes, and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents;
•the effect on our business, clients, the markets in which we operate, and the economy in general of fluctuating interest rates, market volatility, and inflationary pressures and the Federal Reserve’s response thereto, infrastructure spending, changes in U.S. and foreign tax and other laws, interpretation of tax law, potential policy and regulatory changes in Mexico and other countries, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and future changes to tax policy and other potential political policies resulting from elections and changes in governments;
•our dependence upon our key employees, our ability to build out successful succession plans, our ability to enforce post-employment restrictive covenants applicable to certain of our key employees and the potential impact of the Federal Trade Commission’s recent ban on non-compete provisions, scheduled to go into effect in September 2024 but under legal challenge, which may impact our employment arrangements and awards, the impact of absence due to illness or leave of certain key executive officers or employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC and various other ventures and investments sponsored by Cantor;
•the impact of any claims or litigation related to compensation, or other transactions with our executive officers;
•extensive regulation of our business and clients, changes in regulations relating to commercial real estate and other industries, changes in environmental regulations, including regulations relating to climate change and greenhouse gas emissions, and risks relating to U.S. and foreign tax and compliance matters, including regulatory examinations, inspections, audits, investigations and enforcement actions, and any resulting costs, increased financial and capital requirements, enhanced oversight, remediation, fines, penalties, sanctions, and changes to or restrictions or limitations on specific activities, operations, and compensatory arrangements, and growth opportunities, including acquisitions, hiring, and new businesses, products, or services, as well as risks related to our taking actions to ensure that we and Newmark Holdings are not deemed investment companies under the Investment Company Act;
•factors related to specific transactions or series of transactions as well as risks related to potential counterparty failure;
•costs and expenses of developing, maintaining and protecting our intellectual property, as well as employment, regulatory and other litigation, proceedings and their related costs, including related to acquisitions and other matters, including judgments, fines, or settlements paid, reputational risk, and the impact thereof on our financial results and cash flows in any given period;
•certain other financial risks, including the possibility of future losses, indemnification obligations, assumed liabilities, reduced cash flows from operations, increased leverage, reduced availability under our various credit facilities, and the need for short- or long-term borrowings, including from Cantor, our ability to refinance our indebtedness, including in the credit markets, on acceptable rates, and our ability to satisfy eligibility criteria for government-sponsored loan programs and changes to interest rates and market liquidity or our access to other sources of cash relating to acquisitions, dispositions, or other matters, potential liquidity and other risks relating to our ability to maintain continued access to credit and the availability of financing necessary to support ongoing business needs on terms acceptable to us, if at all, and risks associated with the resulting leverage, including potentially causing a reduction in our credit ratings and associated outlooks and increased borrowing costs;
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
•our ability to enter into marketing and strategic alliances or business combinations and attract investors or partners or engage in restructuring, rebranding or other transactions, including acquisitions, dispositions, reorganizations, partnering opportunities and joint ventures, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on other businesses and financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions, the impact of amendments and/or terminations of any strategic arrangements, and the value of any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;
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

PART I
ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$176,387	$164,894
Restricted cash	101,812	93,812
Loans held for sale, at fair value	818,993	528,944
Receivables, net	552,660	622,508
Other current assets (see Note 17)	110,384	95,946
Total current assets	1,760,236	1,506,104
Goodwill	773,855	776,547
Mortgage servicing rights, net	514,203	531,203
Loans, forgivable loans and other receivables from employees and partners, net	787,735	651,197
Right-of-use assets	531,442	596,362
Fixed assets, net	173,721	178,035
Other intangible assets, net	74,239	83,626
Other assets (see Note 17)	143,478	148,501
Total assets	$4,758,909	$4,471,575
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$792,861	$498,631
Accrued compensation	314,955	400,765
Accounts payable, accrued expenses and other liabilities (see Note 26)	581,283	583,564
Payables to related parties	6,732	6,644
Total current liabilities	1,695,831	1,489,604
Long-term debt	745,161	547,260
Right-of-use liabilities	528,424	598,044
Other long-term liabilities (see Note 26)	253,065	241,741
Total liabilities	3,222,481	2,876,649
Commitments and contingencies (see Note 28)
Redeemable partnership interests	13,465	16,244
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 216,526,322 and 209,511,896 shares issued at June 30, 2024 and December 31, 2023, respectively, and 150,384,929 and 152,639,359 shares outstanding at June 30, 2024 and December 31, 2023, respectively	2,165	2,095
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at June 30, 2024 and December 31, 2023, convertible into Class A common stock	212	212
Additional paid-in capital	703,299	657,736
Retained earnings	1,154,280	1,166,675
Treasury stock at cost: 66,141,393 and 56,591,397 shares of Class A common stock at June 30, 2024 and December 31, 2023, respectively	(648,820)	(569,235)
Accumulated other comprehensive loss	(8,607)	(4,555)
Total stockholders’ equity	1,202,529	1,252,928
Noncontrolling interests	320,434	325,754
Total equity	1,522,963	1,578,682
Total liabilities, redeemable partnership interests, and equity	$4,758,909	$4,471,575

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Management services, servicing fees and other	$262,778	$240,660	$519,712	$452,952
Leasing and other commissions	208,557	203,611	367,356	396,917
Capital markets	162,040	141,573	292,806	256,774
Total revenues	633,375	585,844	1,179,874	1,106,643
Expenses:
Compensation and employee benefits	377,523	346,930	705,717	675,280
Equity-based compensation and allocations of net income to limited partnership units and FPUs	25,486	19,609	76,929	55,258
Total compensation and employee benefits	403,009	366,539	782,646	730,538
Operating, administrative and other	147,737	146,826	285,680	265,808
Fees to related parties	6,668	6,827	14,209	14,619
Depreciation and amortization	40,879	42,034	84,854	80,864
Total operating expenses	598,293	562,226	1,167,389	1,091,829
Other income, net	5,637	3,925	5,623	915
Income from operations	40,719	27,543	18,108	15,729
Interest expense, net	(8,258)	(9,595)	(15,478)	(17,186)
Income (loss) before income taxes and noncontrolling interests	32,461	17,948	2,630	(1,457)
Provision for income taxes	9,046	6,719	5,530	3,663
Consolidated net income (loss)	23,415	11,229	(2,900)	(5,120)
Less: Net income (loss) attributable to noncontrolling interests	9,135	4,800	(927)	(1,199)
Net income (loss) available to common stockholders	$14,280	$6,429	$(1,973)	$(3,921)
Per share data:
Basic earnings per share
Net income (loss) available to common stockholders	$14,280	$6,429	$(1,973)	$(3,921)
Basic earnings per share	$0.08	$0.04	$(0.01)	$(0.02)
Basic weighted-average shares of common stock outstanding	173,469	173,939	174,121	173,254
Fully diluted earnings per share
Net income (loss) for fully diluted shares	$20,582	$8,850	$(1,973)	$(3,921)
Fully diluted earnings per share	$0.08	$0.04	$(0.01)	$(0.02)
Fully diluted weighted-average shares of common stock outstanding	255,604	244,954	174,121	173,254
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consolidated net income (loss)	$23,415	$11,229	$(2,900)	$(5,120)
Foreign currency translation adjustments	(2,151)	3,693	(5,062)	7,951
Comprehensive income (loss), net of tax	21,264	14,922	(7,962)	2,831
Less: Comprehensive income (loss) attributable to noncontrolling interests, net of tax	8,709	5,455	(1,937)	206
Comprehensive income (loss) available to common stockholders	$12,555	$9,467	$(6,025)	$2,625

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, April 1, 2024	$2,131	$212	$690,342	$(599,228)	$1,145,189	$(6,882)	$319,334	$1,551,098
Consolidated net income	—	—	—	—	14,280	—	9,135	23,415
Foreign currency translation adjustments	—	—	—	—	—	(1,725)	(426)	(2,151)
Dividends to common stockholders	—	—	—	—	(5,189)	—	—	(5,189)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(1,785)	(1,785)
Grant of exchangeability, redemption and issuance of Class A common stock, 3,206,036 shares	34	—	10,993	—	—	—	5,675	16,702
Contributions of capital to and from Cantor for equity-based compensation	—	—	(110)	—	—	—	(27)	(137)
Repurchase of 5,502,703 shares of Class A Common Stock	—	—	—	(44,712)	—	—	(10,795)	(55,507)
Forfeiture of Class A common stock, 735,781 shares	—	—	410	(4,880)	—	—	(1,079)	(5,549)
Restricted stock units compensation	—	—	1,664	—	—	—	402	2,066
Balance, June 30, 2024	$2,165	$212	$703,299	$(648,820)	$1,154,280	$(8,607)	$320,434	$1,522,963

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2024	$2,095	$212	$657,736	$(569,235)	$1,166,675	$(4,555)	$325,754	$1,578,682
Consolidated net loss	—	—	—	—	(1,973)	—	(927)	(2,900)
Foreign currency translation adjustments	—	—	—	—	—	(4,052)	(1,010)	(5,062)
Dividends to common stockholders	—	—	—	—	(10,422)	—	—	(10,422)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(2,300)	(2,300)
Grant of exchangeability, redemption and issuance of Class A common stock, 6,111,672 shares	70	—	37,843	—	—	—	16,209	54,122
Contributions of capital to and from Cantor for equity-based compensation	—	—	(353)	—	—	—	(85)	(438)
Repurchase of 8,966,102 shares of Class A Common Stock	—	—	—	(74,705)	—	—	(17,963)	(92,668)
Forfeiture of Class A common stock, 735,781 shares	—	—	410	(4,880)	—	—	(1,079)	(5,549)
Restricted stock units compensation	—	—	7,663	—	—	—	1,835	9,498
Balance, June 30, 2024	$2,165	$212	$703,299	$(648,820)	$1,154,280	$(8,607)	$320,434	$1,522,963

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, April 1, 2023	$2,039	$212	$601,150	$(538,612)	$1,129,441	$(8,481)	$317,092	$1,502,841
Consolidated net income	—	—	—	—	6,429	—	4,800	11,229
Foreign currency translation adjustments	—	—	—	—	—	3,038	655	3,693
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPUs, 422,646 units	—	—	—	—	—	—	1,760	1,760
Dividends to common stockholders	—	—	—	—	(5,226)	—		(5,226)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(22,422)	(22,422)
Grant of exchangeability, redemption and issuance of Class A common stock, 1,446,005 shares	14	—	9,913	—	—	—	3,353	13,280
Contributions of capital to and from Cantor for equity-based compensation	—	—	(154)	—	—	—	3	(151)
Repurchase of 2,354,217 shares of Class A Common Stock	—	—	—	(11,005)	—	—	(2,356)	(13,361)
Restricted stock units compensation	—	—	2,938	—	—	—	629	3,567
Balance, June 30, 2023	$2,053	$212	$613,847	$(549,617)	$1,130,644	$(5,443)	$303,514	$1,495,210

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2023	$2,011	$212	$584,709	$(538,612)	$1,145,006	$(11,989)	$343,528	$1,524,865
Consolidated net loss	—	—	—	—	(3,921)	—	(1,199)	(5,120)
Foreign currency translation adjustments	—	—	—	—	—	6,546	1,405	7,951
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPUs, 422,646 units	—	—	—	—	—	—	1,760	1,760
Dividends to common stockholders	—	—	—	—	(10,441)	—	—	(10,441)
Purchase of noncontrolling interests	—	—	(3,462)				(18,484)	(21,946)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(31,739)	(31,739)
Grant of exchangeability, redemption and issuance of Class A common stock, 1,767,863 shares	42	—	25,169	—	—	—	8,995	34,206
Contributions of capital to and from Cantor for equity-based compensation	—	—	(457)	—	—	—	(49)	(506)
Repurchase of 1,682,871 shares of Class A Common Stock	—	—	—	(11,005)	—	—	(2,356)	(13,361)
Restricted stock units compensation	—	—	7,888	—	—	—	1,653	9,541
Balance, June 30, 2023	$2,053	$212	$613,847	$(549,617)	$1,130,644	$(5,443)	$303,514	$1,495,210

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dividends declared per share of common stock	$0.03	$0.03	$0.06	$0.06
Dividends declared and paid per share of common stock	$0.03	$0.03	$0.06	$0.06
The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(2,900)	$(5,120)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(39,850)	(31,619)
Depreciation and amortization	84,854	80,864
Provision for credit losses on the financial guarantee liability	1,357	2,583
Provision (reversal) for doubtful accounts	(636)	(1,438)
Equity-based compensation and allocation of net income to limited partnership units and FPUs	76,929	55,258
Employee loan amortization and other non-cash compensation expense	62,072	50,423
Deferred tax benefit	(136)	—
Non-cash changes in acquisition related earn-outs	(721)	194
Unrealized (gains) losses on loans held for sale	(16,056)	4,487
Income from an equity method investment	—	(8,535)
Unrealized (gains) losses on marketable securities	(36)	478
Unrealized losses (gains) on non-marketable investments	(48)	—
Loan originations—loans held for sale	(3,198,267)	(3,779,074)
Loan sales—loans held for sale	2,924,275	2,975,962
Other	1,734	4,692
Consolidated net income (loss), adjusted for non-cash and non-operating items	(107,429)	(650,845)
Changes in operating assets and liabilities:
Receivables, net	70,484	19,679
Loans, forgivable loans and other receivables from employees and partners, net	(185,745)	(177,837)
Right-of-use assets	64,920	17,941
Other assets	(13,420)	(20,804)
Accrued compensation	(111,573)	(89,601)
Right-of-use liability	(69,373)	(5,106)
Accounts payable, accrued expenses and other liabilities	24,778	7,580
Payables to related parties	89	(485)
Net cash used in operating activities	(327,269)	(899,478)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired and proceeds from divestitures	—	(99,885)
Purchase of non-marketable investments	(312)	—
Purchases of fixed assets	(16,308)	(33,634)
Net cash used in investing activities	(16,620)	(133,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	3,198,267	3,779,074
Principal payments on warehouse facilities	(2,904,037)	(2,985,008)
Borrowing of debt	775,000	225,000
Repayment of debt	(575,000)	—
Treasury stock repurchases	(92,668)	(13,361)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(22,418)	(22,532)
Dividends to stockholders	(10,422)	(10,441)
Payments on acquisition earn-outs	—	(983)
Deferred financing costs	(5,340)	—
Net cash provided by financing activities	363,382	971,749
Net increase (decrease) in cash and cash equivalents and restricted cash	19,493	(61,248)
Cash and cash equivalents and restricted cash at beginning of period	258,706	312,952
Cash and cash equivalents and restricted cash at end of period	$278,199	$251,704

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,792	$22,078
Taxes	$16,708	$38,472
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$569	$62,889

The accompanying Notes to the Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

(1)    Organization and Basis of Presentation

Newmark Group, Inc., a Delaware corporation, was formed as NRE Delaware, Inc. on November 18, 2016. Newmark changed its name to Newmark Group, Inc. on October 18, 2017. Newmark Holdings, L.P. is a consolidated subsidiary of Newmark for which Newmark is the general partner. Newmark and Newmark Holdings jointly own Newmark Partners, L.P., the operating partnership. Newmark is a leading commercial real estate advisor and service provider to large institutional investors, global corporations, and other owners and occupiers. Newmark offers a diverse array of integrated services and products designed to meet the full needs of its clients. Newmark’s investor/owner services and products include capital markets, which consists of investment sales and commercial mortgage origination (including the placement of debt, equity raising, structured finance, and loan sales on behalf of third parties), landlord (or agency) leasing, valuation and advisory, property management, a leading commercial real estate technology platform and capabilities for owners, business rates for U.K. property owners, due diligence consulting and other advisory services, GSEs and FHA multifamily lending and loan servicing, limited and special loan servicing and asset management, and flexible workspace solutions for owners. Newmark’s corporate or occupier services and products include tenant representation leasing, GCS, which provides integrated client solutions typically under long-term agreements, including project management, transaction management, lease administration, and facilities management, as well as corporate consulting services with respect to clients' needs across real estate and supply chain optimization, site selection, workplace strategy, and occupancy, a leading commercial real estate technology platform and capabilities for occupiers, business rates for U.K. occupiers, and flexible workspace solutions for occupiers. Newmark has relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies.

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
•Charges related to the amortization of RSUs and REUs; and
•Allocations of net income to limited partnership units and FPUs, including the Preferred Distribution.

Intercompany balances and transactions within Newmark have been eliminated. Transactions between Cantor and Newmark pursuant to services agreements with Cantor (see Note 24 — “Related Party Transactions”), representing valid receivables and liabilities of Newmark which are periodically cash settled, have been included on the accompanying unaudited condensed consolidated financial statements as either receivables from or payables to related parties.

Newmark receives administrative services to support its operations, and in return, Cantor allocates certain of its expenses to Newmark. Such expenses represent costs related to, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor’s overhead costs, are included as expenses on the accompanying unaudited condensed consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on services agreements with Cantor which reflects the utilization of service provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor. Actual costs that would have been incurred if Newmark had performed the services itself would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure (see Note 24 — “Related Party Transactions” for an additional discussion of expense allocations).

Transfers of cash, except as related to the Cantor Credit Agreement, both to and from Cantor, as well as any amounts due to Newmark from BGC, are included in “Receivables from related parties” or “Payables to related parties” on the accompanying unaudited condensed consolidated balance sheets and in the operating section on the accompanying unaudited condensed consolidated statements of cash flows.

The income tax provision on the accompanying unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income has been calculated as if Newmark had been operating on a stand-alone basis and filed separate tax returns in the jurisdictions in which it operates. Prior to the Spin-Off, Newmark’s operations had been included in the BGC U.S. OpCo federal and state tax returns or separate non-U.S. jurisdictions tax returns. As Newmark operations in many jurisdictions were unincorporated commercial units of BGC and its subsidiaries, stand-alone tax returns were not filed for the operations in these jurisdictions.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such Exchange Ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of June 30, 2024, the Exchange Ratio equaled 0.9248.

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

Generally, such limited partnership units receive quarterly allocations of net income and generally are contingent upon services being provided by the unit holders. As prescribed in U.S. GAAP guidance the quarterly allocations of net income on BGC Holdings and Newmark Holdings limited partnership units held by Newmark employees are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations, and the quarterly allocations of net income on Newmark Holdings limited partnership units held by BGC employees are reflected as a component of “Net income (loss) attributable to noncontrolling interests” on the accompanying unaudited condensed consolidated statements of operations. From time to time, Newmark issues limited partnership units as part of the consideration for acquisitions.

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

Certain Newmark employees hold “N Units” that do not participate in quarterly partnership distributions and are not allocated any items of profit or loss. N Units become distribution earning limited partnership units, ratably over a vesting term, if certain revenue thresholds are met at the end of each vesting term.

Cantor Units
Cantor holds limited partnership interests in Newmark Holdings. Cantor Units are reflected as a component of “Noncontrolling interests” on the accompanying unaudited condensed consolidated balance sheets. Cantor receives quarterly allocations of net income (loss) which are reflected as a component of “Net income (loss) attributable to noncontrolling interests” on the accompanying unaudited condensed consolidated statements of operations.

General
Certain of the limited partnership interests, described above, have been granted exchangeability into BGC Class A common stock, prior to the Corporate Conversion, or shares of Newmark Class A common stock, and additional limited partnership interests may become exchangeable for Newmark Class A common stock. At the time exchangeability is granted,

Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued Compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of June 30, 2024 are exchangeable for 24.9 million shares of Newmark Class B common stock, which are convertible into Class A common stock. Limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the Exchange Ratio at that time. As of June 30, 2024, the Exchange Ratio equaled 0.9248.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies,” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no significant changes made to Newmark’s significant accounting policies during the three and six months ended June 30, 2024.

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

Capital Markets:
Capital markets consists of investment sales and commercial mortgage brokerage. Investment sales revenue from real estate sales brokerage and equity placement transactions are recognized at the time the service has been provided and the commission becomes legally due, except when future contingencies exist. In most cases, close of escrow or transfer of title is a future contingency, and revenue recognition is deferred until all contingencies are satisfied. Commercial mortgage origination revenue is generated from loan origination fees, sales premiums, mortgage brokerage, debt placement, loan sales, and the estimated fair value of the expected net servicing cash flows. The fair value of expected net future cash flows from servicing and loan originations and related fees and sales premiums, net, is recognized when a derivative asset or liability is recorded upon the commitment to originate a loan with a borrower and sell the loan to an investor. The derivative is recorded at fair value and includes loan origination fees, sales premiums, and the estimated fair value of the expected net servicing cash flows. The revenue is recognized net of related fees and commissions to third-party brokers. Mortgage brokerage and debt placement revenue is earned and recognized when the sale of a property closes, and title passes from seller to buyer.

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

Financial guarantee liability:
Newmark has adopted ASC 326 which impacted the expected credit loss reserving methodology for the financial guarantee liability provided under the Fannie Mae DUS and Freddie Mac TAH. The expected credit loss is modeled based on Newmark’s historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the three and six months ended June 30, 2024, there was an increase in the CECL related provision of $0.1 million and $1.3 million, respectively. During the three and six months ended June 30, 2023, there was an increase (decrease) in the CECL related provision of $(0.8) million and $0.8 million, respectively. The balance of the financial guarantee liabilities was $29.9 million and $28.6 million as of June 30, 2024 and December 31, 2023, respectively, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the three and six months ended June 30, 2024, there was a decrease in the CECL related provision of $0.1 million and $1.8 million, respectively. During the three and six months ended June 30, 2023, there was an increase in the CECL related provision of $1.3 million and $1.1 million, respectively. The balance of the reserve was $17.7 million and $19.5 million, respectively, as of June 30, 2024 and December 31, 2023 and is included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units and from proceeds of the sales of the employees’ shares of our Class A common stock or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of both June 30, 2024 and December 31, 2023, the balance of this reserve was $9.4 million and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets.

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

Reclassifications:
The Company has made reclassifications to prior period amounts to conform to current period presentation. These reclassifications had no effect on the reported results of operations. “Commercial mortgage origination, net” and “Investment sales” have been combined into one line, “Capital markets.” For the three and six months ended June 30, 2023, $77.6 million and $149.6 million, respectively, of Investment sales, and $64.0 million and $107.2 million, respectively, of Commercial mortgage origination, net, was combined into $141.6 million and $256.8 million, respectively, of Capital markets.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management services, servicing fees and other	$262,778	$240,660	$519,712	$452,952
Leasing and other commissions	208,557	203,611	367,356	396,917
Capital markets	162,040	141,573	292,806	256,774
Revenues	$633,375	$585,844	$1,179,874	$1,106,643
Geographic Information
The Company offers products and services in the U.S., U.K., Asia, Other Europe, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S.	$552,261	$509,535	$1,013,722	$970,837
U.K.	45,904	41,647	96,277	66,013
Other (1)	35,210	34,662	69,875	69,793
Revenues	$633,375	585,844	$1,179,874	1,106,643
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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic earnings per share:
Net income (loss) available to common stockholders	$14,280	$6,429	$(1,973)	$(3,921)
Basic weighted-average shares of common stock outstanding	173,469	173,939	174,121	173,254
Basic earnings per share	$0.08	$0.04	$(0.01)	$(0.02)

Fully diluted EPS is calculated utilizing net income (loss) available to common stockholders plus net income allocations to the limited partnership interests in Newmark Holdings as the numerator. The denominator comprises Newmark’s weighted-average number of outstanding shares of Newmark Common Stock and, if dilutive, the weighted-average number of limited partnership interests and other contracts to issue shares of common stock, stock options and RSUs. The limited partnership interests generally are potentially exchangeable into shares of Newmark Class A common stock and are entitled to remaining earnings after the deduction for the Preferred Distribution; as a result, they are included in the fully diluted EPS computation to the extent that the effect would be dilutive.

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fully diluted earnings per share:
Net income (loss) available to common stockholders	$14,280	$6,429	$(1,973)	$(3,921)
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	6,302	2,421	—	—
Net income (loss) for fully diluted shares	$20,582	$8,850	$(1,973)	$(3,921)
Weighted-average shares:
Common stock outstanding	173,469	173,939	174,121	173,254
Partnership units(1)	77,955	69,633	—	—
RSUs (Treasury stock method)	3,789	879	—	—
Newmark exchange shares	391	503	—	—
Fully diluted weighted-average shares of common stock outstanding	255,604	244,954	174,121	173,254
Fully diluted earnings per share	$0.08	$0.04	$(0.01)	$(0.02)
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three and six months ended June 30, 2024, 0.5 million and 81.6 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the three and six months ended June 30, 2023, 5.8 million and 74.1 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Redemptions

As of June 30, 2024, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock

Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares outstanding at beginning of period	152,681,596	153,142,810	152,639,359	150,384,605
Share issuances:
LPU redemption/exchange (1)	2,978,758	1,158,346	5,167,941	3,086,251
Issuance of Class A common stock for Newmark RSUs	372,312	286,608	1,442,339	1,272,148
Other	(145,034)	1,051	101,392	(154,189)
Treasury stock repurchases	(5,502,703)	(2,354,217)	(8,966,102)	(2,354,217)
Shares outstanding at end of period	150,384,929	152,234,598	150,384,929	152,234,598
(1)Because they were included in Newmark’s fully diluted share count, if dilutive, any exchange of LPUs into Class A common stock would not impact the fully diluted number of shares and units outstanding.

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of both June 30, 2024 and December 31, 2023, there were 21.3 million shares of Newmark Class B common stock outstanding.

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

From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three and six months ended June 30, 2024, Newmark repurchased 5.5 million and 9.0 million shares of Class A common stock at an average price of $10.09 per share and $10.34 per share, respectively. As of June 30, 2024, Newmark had $262.2 million remaining from its share repurchase and unit purchase authorization. During the three and six months ended June 30, 2023, Newmark repurchased 2.4 million shares of Class A common stock at an average price of $5.68 per share. As of June 30, 2023, Newmark had $378.9 million remaining from its share repurchase and unit purchase authorization.

The following table details Newmark’s share repurchases for cash under the current program. The gross share repurchases of Newmark’s Class A common stock during the six months ended June 30, 2024 were as follows (in thousands, except shares and per share amounts):

	Total Number of Shares Repurchased/Purchased	Average Price Paid per Share	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Repurchases
January 1, 2024 - March 31, 2024	3,463,399	$10.73
April 2024	—	$—
May 2024	3,884,084	$10.13
June 2024	1,618,619	$9.99
Total Repurchases	8,966,102	$10.34	$262,184

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	June 30, 2024	December 31, 2023
Balance at beginning of period:	$16,244	$16,550
Income allocation	37	1,451
Distributions of income	(1,158)	(380)
Issuance and other	(1,658)	(1,377)
Balance at end of period	$13,465	$16,244

(7)    Investments

Newmark had a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark had the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounted for this investment under the equity method of accounting. Newmark recognized equity income of $5.0 million and $8.5 million for the three and six months ended June 30, 2023, respectively. Equity income (loss) is included in “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. On July 20, 2022, Newmark exercised its redemption option. In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27% ownership interest in Real Estate LP and amended the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. Newmark exercised its redemption option and received payment of $105.5 million from Cantor during the year ended December 31, 2023, terminating Newmark’s interest in Real Estate LP. There was no additional gain recognized on the exercise and receipt of payment.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

Newmark did not recognize any realized gains (losses) related to these investments for the three and six months ended June 30, 2024 and 2023, respectively. Newmark did not recognize any unrealized gains (losses) related to these investments for the three and six months ended June 30, 2024. For both the three and six months ended June 30, 2023, Newmark recognized unrealized gains related to these investments of $1.0 million. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company invested $0.0 million and $0.3 million during the three and six months ended June 30, 2024, respectively. The carrying values of these investments were $5.2 million and $4.9 million as of June 30, 2024 and December 31, 2023, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

(8)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of June 30, 2024 and December 31, 2023, Newmark had met all capital requirements. As of June 30, 2024 and December 31, 2023, the most restrictive capital requirement was the net worth requirement of Fannie Mae. Newmark exceeded the minimum requirement by $399.6 million and $409.2 million, respectively, as of June 30, 2024 and December 31, 2023.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. Management believes that, as of June 30, 2024 and December 31, 2023, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $1.4 million and $1.6 million as of June 30, 2024 and December 31, 2023, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	June 30, 2024	December 31, 2023
Cost Basis	$802,937	$502,282
Fair Value	818,993	528,944

As of June 30, 2024 and December 31, 2023, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of June 30, 2024 and December 31, 2023, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

Newmark records interest income on loans held for sale, in accordance with the terms of the individual loans, during the period prior to sale. Interest income on loans held for sale is included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations. Gains (losses) for fair value adjustments on loans held for sale is included in “Capital markets” on the accompanying unaudited condensed consolidated statements of operations. Interest income and gains (losses) for fair value adjustments on loans held for sale were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest income on loans held for sale	$5,933	$10,135	$12,815	$12,273
Gains (losses) recognized on change in fair value on loans held for sale	6,853	(10,675)	16,056	(4,487)

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	June 30, 2024			December 31, 2023
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$5,824	$3,521	$296,032	$9,604	$1,023	$290,380
Forward Sales Contracts	5,588	7,765	1,098,969	1,259	20,304	792,662
Total	$11,412	$11,286	$1,395,001	$10,863	$21,327	$1,083,042
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The changes in fair value of rate lock commitments and Forward Sales Contracts related to mortgage loans are reported as part of “Capital markets” on the accompanying unaudited condensed consolidated statements of operations. The changes in fair value of rate lock commitments are disclosed net of $0.4 million and $(1.2) million of expenses for the three months ended June 30, 2024 and 2023, respectively, and $0.8 million and $0.6 million of expenses for the six months ended June 30, 2024 and 2023, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Derivatives not designed as hedging instruments:
Rate lock commitments	Capital markets	1,107	(7,167)	3,136	(100)
Rate lock commitments	Compensation and employee benefits	(363)	1,238	(833)	(558)
Forward Sale Contracts	Capital markets	(3,452)	18,718	(2,177)	20,414
Total		$(2,708)	$12,789	$126	$19,756

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

(11)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues from contracts with customers:
Leasing and other commissions	$208,557	$203,611	$367,356	$396,917
Investment sales	91,731	77,604	162,554	149,597
Mortgage brokerage and debt placement	28,260	19,330	55,360	36,476
Management services	198,778	176,196	392,199	336,151
Total	527,326	476,741	$977,469	$919,141
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	23,395	23,046	$39,539	$37,145
Loan originations related fees and sales premiums, net	18,654	21,593	35,353	33,556
Servicing fees and other (2)	64,000	64,464	127,513	116,801
Total	$633,375	$585,844	$1,179,874	$1,106,643
(1)Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASU No. 2014-9.
(2)Beginning in the first quarter of 2024, the portion of Spring11’s revenues associated with its servicing and asset management portfolio is no longer reported under “Management services” but is instead recorded as part of “Servicing and other revenues” for all periods from the first quarter of 2023 onwards. For the three and six months ended June 30, 2023, $2.0 million and $4.1 million, respectively, was reclassified from “Management services” to “Servicing fees and other.”

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at June 30, 2024 and December 31, 2023 was $1.6 million and $2.7 million, respectively. For the three and six months ended June 30, 2024, Newmark recognized revenue of $1.0 million and $1.3 million, respectively, that was recorded as deferred revenue in a previous period. For the three and six months ended June 30, 2023, Newmark recognized revenue of $1.5 million and $3.0 million, respectively, that was recorded as deferred revenue in a previous period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, that have not yet been recognized as revenue as of June 30, 2024 and that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606, are approximately $181.0 million. Over half of the remaining performance obligation as of June 30, 2024 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years as of June 30, 2024 are as follows (in thousands):

2024	$71,177
2025	69,545
2026	28,511
2027	8,463
2028	3,297
Thereafter	15
Total	$181,008

(12)    Capital markets

Capital markets consists of the following activity (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Investment sales	$91,731	$77,604	$162,554	$149,597
Fair value of expected net future cash flows from servicing recognized at commitment, net	23,395	23,046	39,539	37,145
Loan originations related fees and sales premiums, net	18,654	21,593	35,353	33,556
Mortgage brokerage and debt placement	28,260	19,330	55,360	36,476
Total	$162,040	$141,573	$292,806	$256,774

(13)     Mortgage Servicing Rights, Net

The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Mortgage Servicing Rights	2024	2023	2024	2023
Beginning Balance	$525,579	$556,916	$534,390	$576,428
Additions	20,298	22,654	39,850	31,619
Amortization	(29,072)	(29,007)	(57,435)	(57,484)
Ending Balance	$516,805	$550,563	$516,805	$550,563

Valuation Allowance
Beginning Balance	$(3,707)	$(6,375)	$(3,187)	$(7,876)
Decrease	1,105	343	585	1,844
Ending Balance	$(2,602)	$(6,032)	$(2,602)	$(6,032)
Net Balance	$514,203	$544,531	$514,203	$544,531

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Servicing fees (1)	$42,175	$37,711	$84,131	$74,617
Escrow interest and placement fees	15,556	12,657	29,746	22,748
Ancillary fees	354	1,829	822	2,760
Total	$58,085	$52,197	$114,699	$100,125
(1) Beginning in the first quarter of 2024, the portion of Spring11’s revenues associated with its servicing and asset management portfolio is no longer reported under “Management services” but is instead recorded as part of “Servicing fees” for all periods from the first quarter of 2023 onwards. For the three and six months ended June 30, 2023, $2.0 million and $4.1 million, respectively, was reclassified from “Management services” to “Servicing fees.”

 Newmark’s primary servicing portfolio as of June 30, 2024 and December 31, 2023 was $63.8 billion and $62.2 billion, respectively. Newmark’s limited servicing portfolio with recorded MSRs as of June 30, 2024 and December 31, 2023 was $8.1 billion and $10.1 billion, respectively. As of June 30, 2024 and December 31, 2023, Newmark’s limited servicing portfolio also included $100.9 billion and $101.0 billion, respectively, of loans, which did not have recorded MSRs. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $2.6 billion at both June 30, 2024 and December 31, 2023.

The estimated fair value of the MSRs as of June 30, 2024 and December 31, 2023 was $665.2 million and $680.6 million, respectively.

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

The discount rates used in measuring fair value for the six months ended June 30, 2024 and year ended December 31, 2023 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $17.0 million and $33.3 million, respectively, as of June 30, 2024, and by $18.1 million and $35.4 million, respectively, as of December 31, 2023.

(14)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2023	$705,894
Acquisitions	75,638
Divestiture	(9,222)
Measurement period and currency translation adjustments	4,237
Balance, December 31, 2023	$776,547
Acquisitions	—
Divestiture	—
Measurement period and currency translation adjustments	(2,692)
Balance, June 30, 2024	$773,855

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2023, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	June 30, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	16,102	(11,885)	4,217	1.7
Non-contractual customers	30,131	(18,208)	11,923	7.6
Non-compete agreements	12,470	(7,486)	4,984	4.0
Contractual customers	60,195	(25,359)	34,836	3.2
Other	4,591	(3,052)	1,539	9.4
Total	$140,229	$(65,990)	$74,239	4.1

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	16,275	(10,557)	5,718	2.0
Non-contractual customers	30,131	(17,137)	12,994	8.0
Non-compete agreements	12,514	(6,827)	5,687	4.3
Contractual customers	60,802	(20,078)	40,724	3.5
Other	4,551	(2,788)	1,763	10.4
Total	$141,013	$(57,387)	$83,626	4.3

Intangible amortization expense for the three months ended June 30, 2024 and 2023 was $4.4 million and $4.6 million, respectively, and $8.9 million and $8.0 million for the six months ended June 30, 2024 and 2023, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

The estimated future amortization of definite life intangible assets as of June 30, 2024 was as follows (in thousands):

2024	$8,849
2025	16,281
2026	12,760
2027	8,774
2028	4,685
Thereafter	6,110
Total	$57,459

(15)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Leasehold improvements, furniture and fixtures, and other fixed assets	$252,504	$245,262
Software, including software development costs	60,836	56,883
Computer and communications equipment	39,137	37,693
Total, cost	352,477	339,838
Accumulated depreciation and amortization	(178,756)	(161,803)
Total, net	$173,721	$178,035

Depreciation expense for the three months ended June 30, 2024 and 2023 was $9.2 million and $9.6 million, respectively, and $20.6 million and $18.7 million for the six months ended June 30, 2024 and 2023, respectively. Newmark recorded impairment charges of $0.3 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $2.1 million and $1.4 million for the six months ended June 30, 2024 and 2023, respectively. Impairment charges are included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

Capitalized software development costs for the three months ended June 30, 2024 and 2023 were $1.1 million and $3.4 million, respectively, and $3.1 million and $6.3 million for the six months ended June 30, 2024 and 2023, respectively. Amortization of software development costs totaled $0.9 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $1.8 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

(16)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from one to eleven years, some of which include options to extend the leases in one- to ten-year increments. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of June 30, 2024.

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

Total lease liability as of June 30, 2024 was $635.8 million. Of the total amount, $152.1 million of lease liability was within our flexible workspace business whereby the liability was in consolidated SPVs with only $36.6 million of guarantees and/or letters of credit with exposure to Newmark. In addition, Newmark has contracted future customer revenues and sub-lease income as of June 30, 2024 amounting to approximately $194.2 million.

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

Operating lease costs were $32.0 million and $34.3 million for the three months ended June 30, 2024 and 2023, respectively, and $65.5 million and $68.4 million for the six months ended June 30, 2024 and 2023, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the six months ended June 30, 2024 and 2023 included payments of $65.5 million and $61.4 million for operating lease liabilities, respectively. As of both June 30, 2024 and December 31, 2023, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three months ended June 30, 2024 and 2023, Newmark had short-term lease expense of $0.0 million and $0.2 million, respectively. For the six months ended June 30, 2024 and 2023, Newmark had short-term lease expense of $0.4 million and $0.3 million, respectively. For the three months ended June 30, 2024 and 2023, Newmark had sublease income of $0.9 million and $0.8 million, respectively. For both the six months ended June 30, 2024 and 2023, Newmark had sublease income of $1.5 million. For the three and six months ended June 30, 2024 and 2023, respectively, Newmark did not record lease impairment charges.

The weighted-average discount rate as of June 30, 2024 and December 31, 2023 was 4.95% and 4.87%, respectively, and the remaining weighted-average lease term was 6.0 years and 6.5 years, respectively.

As of June 30, 2024 and December 31, 2023, Newmark had operating lease Right-of-use assets of $531.4 million and $596.4 million, respectively, and operating lease Right-of-use liabilities of $107.3 million and $107.1 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities,” and $528.4 million and $598.0 million, respectively, recorded in “Right-of-use liabilities,” on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended June 30, 2024 and 2023, was $41.3 million and $41.0 million, respectively, and $83.0 million and $80.5 million for the six months ended June 30, 2024 and 2023, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2035. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

	June 30, 2024	December 31, 2023
2024	$66,815	$135,208
2025	133,777	135,289
2026	123,955	129,261
2027	113,391	119,092
2028	100,717	105,869
Thereafter	196,733	205,270
Total lease payments	$735,388	$829,989
Less: Interest	112,835	135,073
Present value of lease liability	$622,553	$694,916

(17)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Derivative assets	$11,412	$10,863
Prepaid expenses	54,568	51,367
Other taxes	20,432	9,607
Rent and other deposits	22,194	22,572
Other	1,778	1,537
Total	$110,384	$95,946

Other assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Deferred tax assets	$100,366	$100,229
Non-marketable investments	5,213	4,902
Other tax receivables	11,816	9,312
Advances on long-term contracts	—	12,000
Other	26,083	22,058
Total	$143,478	$148,501

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

Newmark had the following lines available and borrowings outstanding (in thousands, except the stated spread to one-month SOFR):

	Committed Lines	Uncommitted Lines	Balance at June 30, 2024	Balance at December 31, 2023	Stated Spread to One-Month SOFR	Rate Type
Warehouse facility due May 6, 2025 (1)(2)	$450,000	$—	$57,017	$—	130 bps	Variable
Warehouse facility due May 6, 2025 (1)(2)	—	300,000	—	—	130 bps	Variable
Warehouse facility due September 25, 2024	250,000	—	248,550	94,873	130 bps	Variable
Warehouse facility due September 25, 2024	—	150,000	—	—	130 bps	Variable
Warehouse facility due October 5, 2024	800,000	—	487,294	403,758	130 bps	Variable
Warehouse facility due October 5, 2024	—	600,000	—	—	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	—	—	115 bps	Variable
Total	$1,500,000	$1,450,000	$792,861	$498,631
(1)The warehouse line established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on the Company’s Fannie Mae portfolio during the forbearance period related to the CARES Act. Advances bore an interest rate of one-month SOFR plus 180 bps. There were no outstanding draws under this sublimit line of credit as of December 31, 2023.
(2)On May 7, 2024, the warehouse line was renewed, extending the maturity date to May 6, 2025 and removing the $125.0 million sublimit line of credit.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of both June 30, 2024 and December 31, 2023.

The borrowing rates on the warehouse facilities are based on short-term SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(19)    Debt

Debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
7.500% Senior Notes	$595,161	$—
Credit Facility	150,000	—
Delayed Draw Term Loan	—	417,260
Cantor Credit Agreement	—	130,000
Long-term debt	745,161	547,260
Total corporate debt	$745,161	$547,260

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$—	$8,422	$—	16,844
Debt issue cost amortization	—	321	—	642
Debt discount amortization	—	333	—	661
Total	$—	$9,076	$—	$18,147

7.500% Senior Notes
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. The notes are general senior unsecured obligations of Newmark. The 7.500% Senior Notes were offered and sold in a private offering exempt from the registration requirements under the Securities Act. Customary registration rights were provided to purchasers of the 7.500% Senior Notes. Newmark subsequently held an exchange offer pursuant to which eligible holders of the 7.500% Senior Notes were able to exchange their 7.500% Senior Notes for notes with substantially identical terms that were registered under the Securities Act. The notes bear interest at a rate of 7.500% per year, payable in cash on January 12 and July 12 of each year, commencing July 12, 2024. The 7.500% Senior Notes will mature on January 12, 2029. The Company received net proceeds from the initial offering of the 7.500% Senior Notes of approximately $594.7 million after deducting the initial purchasers’ discounts and estimated offering expenses. The Company used the net proceeds to repay all of the $420.0 million then-outstanding under its Delayed Draw Term Loan Credit Agreement. Additional net proceeds were used to repay all $130.0 million of then outstanding revolving debt under the Cantor Credit Agreement. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor, which was not eligible to participate in the exchange offer, purchased $125.0 million aggregate principal amount of such senior notes.

The carrying amount of the 7.500% Senior Notes was determined as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal balance	$600,000	$—
Less: debt issue cost	4,839	—
Total	$595,161	$—

Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense, amortization of debt issue costs of the 7.500% Senior Notes, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$11,250	$—	$21,125	$—
Debt issue cost amortization	280	—	501	—
Total	$11,530	$—	$21,626	$—

Delayed Draw Term Loan
On August 10, 2023, Newmark entered into a Delayed Draw Term Loan Credit Agreement, by and among the Company, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (as such terms are defined in the Delayed Draw Term Loan Credit Agreement), pursuant to which the Lenders committed to provide to the Company a senior unsecured Delayed Draw Term Loan in an aggregate principal amount of $420.0 million, which could be increased, subject to certain terms and conditions, to up to $550.0 million. The proceeds of the Delayed Draw Term Loan could only be used to repay the 6.125% Senior Notes at their maturity. The Delayed Draw Term Loan had a maturity date of November 14, 2026.

As set forth in the Delayed Draw Term Loan Credit Agreement, the Delayed Draw Term Loan could bear interest at a per annum rate equal to, at the Company’s option, either (a) Term SOFR for interest periods of one or three months (as selected by the Company) or upon the consent of all Lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by the Company, plus an applicable margin or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as established by the Administrative Agent, and (iii) Term SOFR plus 1.00%, in each case plus an applicable margin. Upon funding, the applicable margin was 2.625% with respect to Term SOFR borrowings in (a) above and 1.625% with respect to base rate borrowings in (b) above. Depending on the Company’s credit ratings, the applicable margin could range, with respect to Term SOFR borrowings, from 2.125% to 3.375% through and including August 10, 2024, and 2.5% to 3.875% thereafter; and base rate borrowings, from 1.125% to 2.375% through and including August 10, 2024, and 1.5% to 2.875% thereafter.

The Delayed Draw Term Loan Credit Agreement contained financial covenants with respect to minimum interest coverage and maximum leverage ratio. The Delayed Draw Term Loan Credit Agreement also contained certain other customary affirmative and negative covenants and events of default. The covenants in the Delayed Draw Term Loan Credit Agreement were consistent with those within the Company’s existing $600.0 million Credit Facility, which remains available to the Company.

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

The carrying amount of the Delayed Draw Term Loan was determined as follows (in thousands):

	June 30, 2024	December 31, 2023
Principal balance	$—	$420,000
Less: debt issue cost	—	2,740
Total	$—	$417,260

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$—	$—	$1,038	$—
Debt issue cost amortization	—	—	16	—
Acceleration of debt issuance costs	—	—	$2,653	$—
Total	$—	$—	$3,707	$—

Debt Repurchase Program
On June 16, 2020, the Board and Audit Committee authorized a debt repurchase program for the repurchase of up to $50.0 million of Company debt securities.

As of June 30, 2024, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

On April 26, 2024, Newmark amended and restated the Credit Agreement, which amendment and restatement, among other things, extends the maturity date of the Credit Facility to April 26, 2027. The borrowing rates and financial covenants under the Credit Agreement are substantially consistent with the Credit Agreement prior to such amendment and restatement.

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

As of June 30, 2024, there were $150.0 million of borrowings outstanding under the Credit Facility. As of June 30, 2024, borrowings under the Credit Facility carried an interest rate of 6.92%, with a weighted-average interest rate of 6.92% for the six months ended June 30, 2024. As of December 31, 2023, there were no borrowings under the Credit Facility. During the six months ended June 30, 2024, there were $175.0 million of borrowings and $25.0 million of repayments. Newmark uses the straight-line method to amortize debt issue costs over the life of the Credit Facility. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$2,336	$4,018	$2,644	$5,277
Debt issue cost amortization	354	264	618	711
Unused facility fee	245	182	557	452
Total	$2,935	$4,464	$3,819	$6,440

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. Pursuant to the First Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement. The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark Revolving Loans would bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility. Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’ prior written notice. Also on December 20, 2023, Newmark drew $130.0 million of Newmark Revolving Loans, and used the proceeds to repay the $130.0 million balance then outstanding under the Credit Facility. As of December 31, 2023, there were $130.0 million of borrowings outstanding under the Cantor Credit Agreement. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of June 30, 2024, there was no outstanding balance under the Cantor Credit Agreement.

Pursuant to the terms of the agreements described above, Newmark is required to meet several financial covenants. Newmark was in compliance with all such covenants as of both June 30, 2024 and December 31, 2023.

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

At June 30, 2024, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $30.4 billion with a maximum potential loss of approximately $9.4 billion. At December 31, 2023, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $29.1 billion with a maximum potential loss of approximately $9.0 billion.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the three and six months ended June 30, 2024, there were increases in the provision for expected credit losses of $0.1 million and $1.4 million, respectively. During the three and six months ended June 30, 2023, there were increases (decreases) in the provision for expected credit losses of $(0.2) million and $2.6 million, respectively. A loan is considered to be delinquent once it is 60 days past due.

As of June 30, 2024, there was one loan in foreclosure that had an outstanding principal balance of $5.1 million, with a maximum loss exposure of $1.7 million. Advances for principal, interest and maintenance costs to be used for the loss calculation are $1.8 million. Proceeds from the liquidation of the asset is estimated to be approximately $6.1 million based on current estimate of fair value. Newmark’s share of the loss would approximate $0.3 million.

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

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2023	$27,729
Provision for expected credit losses	2,634
Credit loss settlement	(1,812)
Balance, December 31, 2023	$28,551
Provision for expected credit losses	1,357
Balance, June 30, 2024	$29,908

(21)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 20 — “Financial Guarantee Liability”). As of June 30, 2024, 19% and 13% of $9.4 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2023, 20% and 12% of $9.0 billion of the maximum loss was for properties located in California and Texas, respectively.

(22)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.0 billion and $1.1 billion, as of June 30, 2024 and December 31, 2023, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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

As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$135	$—	$—	$135
Loans held for sale, at fair value	—	818,993	—	818,993
Rate lock commitments	—	—	5,824	5,824
Forward Sales Contracts	—	—	5,588	5,588
Total	$135	$818,993	$11,412	$830,540
Liabilities:
Contingent consideration	—	—	25,553	25,553
Rate lock commitments	—	—	3,521	3,521
Forward Sales Contracts	—	—	7,765	7,765
Total	$—	$—	$36,839	$36,839

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$99	$—	$—	$99
Loans held for sale, at fair value	—	528,944	—	528,944
Rate lock commitments	—	—	9,604	9,604
Forward Sales Contracts	—	—	1,259	1,259
Total	$99	$528,944	$10,863	$539,906
Liabilities:
Contingent consideration	$—	$—	$25,740	$25,740
Rate lock commitments	—	—	1,023	1,023
Forwards Sales Contracts	—	—	20,304	20,304
Total	$—	$—	$47,067	$47,067

There were no transfers among Level 1, Level 2 and Level 3 for the three and six months ended June 30, 2024 and 2023, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 rate lock commitments, Forward Sales Contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of June 30, 2024
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$9,604	$5,824	$—	$(9,604)	$5,824	$5,824
Forward Sales Contracts	1,259	5,588	—	(1,259)	5,588	5,588
Total	$10,863	$11,412	$—	$(10,863)	$11,412	$11,412

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$25,740	$(187)	$—	$—	$25,553	$(187)
Rate lock commitments	1,023	3,521	—	(1,023)	3,521	3,521
Forward Sales Contracts	20,304	7,765	—	(20,304)	7,765	7,765
Total	$47,067	$11,099	$—	$(21,327)	$36,839	$11,099

	As of December 31, 2023
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,181	$9,604	$—	$(3,181)	$9,604	$9,604
Forward Sales Contracts	11,139	1,259	—	(11,139)	1,259	$1,259
Total	$14,320	$10,863	$—	$(14,320)	$10,863	$10,863

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$8,343	$6,192	$12,189	$(984)	$25,740	$6,192
Rate lock commitments	8,754	1,023	—	(8,754)	1,023	1,023
Forward Sales Contracts	624	20,304	—	(624)	20,304	20,304
Total	$17,721	$27,519	$12,189	$(10,362)	$47,067	$27,519

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

June 30, 2024
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$25,553	Discount rate	0.0% - 8.0%	(1)	2.8%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.6%

Derivative assets and liabilities:
Forward Sales Contracts	$5,588	$7,765	Counterparty credit risk	N/A		N/A
Rate lock commitments	$5,824	$3,521	Counterparty credit risk	N/A		N/A

December 31, 2023
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$25,740	Discount rate	0.0% - 8.0%	(1)	2.6%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.7%

Derivative assets and liabilities:
Forward Sales Contracts	$1,259	$20,304	Counterparty credit risk	N/A		N/A
Rate lock commitments	$9,604	$1,023	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of June 30, 2024 and December 31, 2023 was based on the acquired business’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of June 30, 2024 and December 31, 2023, the present value of expected payments related to Newmark’s contingent consideration was $25.6 million and $25.7 million, respectively (see Note 28 — “Commitments and Contingencies”). As of June 30, 2024 and December 31, 2023, the undiscounted value of the payments, assuming that all contingencies are met, would be $36.8 million and $35.9 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $5.2 million and $4.9 million as of June 30, 2024 and December 31, 2023, respectively, which was included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(24)    Related Party Transactions

(a)Services Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and its subsidiaries. Allocated expenses were $6.7 million and $6.8 million for the three months ended June 30, 2024 and 2023, respectively, and $14.2 million and $14.6 million for the six months ended June 30, 2024 and 2023, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of June 30, 2024 and December 31, 2023, the aggregate balance of employee loans was $787.7 million and $651.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2024 and 2023 was $24.8 million and $25.0 million, respectively, and $49.2 million and $50.4 million for the six months ended June 30, 2024 and 2023, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

(c)Transactions with Cantor Commercial Real Estate, L.P.

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.5 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively, which were included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

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

The Retention Bonus Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the date of the Retention Bonus Agreement (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the date of the Retention Bonus Agreement. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Retention Bonus Agreement. Mr. Lutnick has purchased Newmark Class A common stock with the after-tax proceeds of the initial tranche of the bonus award. The Retention Bonus Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Retention Bonus Agreement) or (ii) an involuntary removal of Mr. Lutnick from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement, dated as of December 13, 2017, by and between Mr. Lutnick and the Company). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The

Retention Bonus Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of Mr. Lutnick’s Change of Control Agreement do not apply to the bonus award. A copy of the Retention Bonus Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2021 and is described in detail under the heading “2021 Lutnick Award” in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 26, 2024.

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

(f)     Other Related Party Transactions

Payables to related parties were $6.7 million and $6.6 million as of June 30, 2024 and December 31, 2023, respectively.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement and drew $130.0 million of Newmark Revolving Loans available under the Cantor Credit Agreement. The Company used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the remaining balance under the Credit Facility. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of June 30, 2024, there was no outstanding balance under the Cantor Credit Agreement.

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

In January 2022, Cantor entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark. The deal was a six-month sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, Cantor paid all operating and tax expenses attributable to the lease. The sublease was amended to provide for a rate of $81,600 per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. In June 2023, the sublease was extended three months to September 30, 2023. As of December 31, 2023 the sublease had been terminated. Newmark received $0.2 million and $0.5 million from Cantor for the three and six months ended June 30, 2023, respectively.

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

Transactions with CF&Co

On March 28, 2019, Newmark filed a registration statement on Form S-3 pursuant to which CF&Co may make offers and sales of Newmark’s 6.125% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities could occur in the open market or be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any of our affiliates, had any obligation to make a market in Newmark’s securities, and CF&Co or any such other affiliate could discontinue market-making activities at any time without notice. Newmark did not receive any proceeds from market-making activities in these securities by CF&Co (or any of its affiliates). This registration statement expired in March 2022. On March 25, 2022, Newmark filed a new registration statement on Form S-3 to replace the one that was expiring. The 6.125% Senior Notes to which this registration statement on Form S-3 related matured on November 15, 2023.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9248 as of June 30, 2024. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

As of June 30, 2024 there were 297,183 Founding Partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

7.500% Senior Notes

On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes and still holds such notes as of August 8, 2024.

Services Agreement with Cantor Fitzgerald Europe for the Provision of Real Estate Investment Banking Services

On February 21, 2024, the Audit Committee of the Company authorized NHL, a subsidiary of Newmark, to enter into an agreement with CFE pursuant to which CFE will employ and support an individual to enhance Newmark’s capital markets platform by providing real estate investment banking services for the benefit of Newmark’s client. Under this agreement, NHL will reimburse CFE for the individual’s fully allocated costs, plus a mark-up of 7% and CFE will be entitled to 10% of revenues generated by such individual on behalf of Newmark. In addition, the Audit Committee of the Company authorized NHL to include additional individuals to perform such services on substantially the same terms; provided that, in any case, the mark-up charged for such additional individuals is between 3.0% and 7.5%, depending on the level of support required for such individuals.

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

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of June 30, 2024 and December 31, 2023, Newmark did not have any unrecognized tax benefits which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2024, Newmark has not accrued any tax-related interest and penalties.

(26)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$264,912	$266,486
Outside broker payable	72,987	70,569
Payroll taxes payable	117,543	106,247
Corporate taxes payable	6,655	11,851
Derivative liability	11,286	21,327
Right-of-use liabilities	107,331	107,084
Contingent consideration	569	—
Total	$581,283	$583,564

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued compensation	$114,481	$112,528
Payroll and other taxes payable	64,580	59,277
Financial guarantee liability	29,908	28,551
Deferred rent	6,866	6,381
Contingent consideration	24,984	25,740
Other	12,246	9,264
Total	$253,065	$241,741

(27)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Equity Plan was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 400.0 million shares were registered on Forms S-8 as of June 30, 2024. As of June 30, 2024, awards with respect to 102.4 million shares had been granted and 297.6 million shares were available for future awards under the Equity Plan. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The Exchange Ratio is the number of shares of Newmark Common Stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9248 as of June 30, 2024.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by Newmark employees were redeemed or exchanged, in each case, for shares of BGC Class A common stock.

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Issuance of common stock and exchangeability expenses	11,852	5,832	47,958	27,705
Limited partnership units amortization	7,169	7,434	14,516	15,005
RSU amortization	5,920	6,221	13,679	12,184
Total compensation expense	24,941	19,487	76,153	54,894
Allocations of net income to limited partnership units and FPUs (1)	545	122	776	364
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$25,486	$19,609	$76,929	$55,258
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Holdings Units	BGC Holdings Units
Balance, January 1, 2023	30,687,954	5,459,388
Issued	16,092,841	1,506
Redeemed/exchanged units	(3,676,057)	(5,459,895)
Forfeited units/other	(727,772)	(999)
Balance, December 31, 2023(1)	42,376,966	—
Issued	9,040,073	—
Redeemed/exchanged units	(2,462,482)	—
Forfeited units/other	(398,037)	—
June 30, 2024(2)	48,556,520	—

Total exchangeable units outstanding(1):
December 31, 2023	12,189,148	—
June 30, 2024	13,382,806	—
(1)The Limited Partnership Units table above also includes partnership units issued as consideration for acquisitions. As of June 30, 2024, there were 2.8 million such partnership units in Newmark Holdings outstanding, of which 1.9 million units were exchangeable. There were no partnership units in BGC Holdings outstanding. As of December 31, 2023, there were 3.1 million such partnership units in Newmark Holdings outstanding, of which 1.5 million units were exchangeable.
(2)As of June 30, 2024, the total Limited Partnership Units included 2.2 million Newmark Preferred Units.

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
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current Exchange Ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
BGC Holdings Units	—	100,280	—	116,556
Newmark Holdings Units	1,274,736	972,339	4,922,350	3,700,617
Total	1,274,736	1,072,619	4,922,350	3,817,173

Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings (prior to the Corporate Conversion) limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Issuance of common stock and exchangeability expenses	$11,852	$5,832	$47,958	$27,705

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Notional Value	$161,604	$158,594
Estimated fair value of the post-termination payout(1)	$59,680	$54,950
Outstanding limited partnership units in Newmark Holdings	17,092,900	16,704,405
Outstanding limited partnership units in Newmark Holdings - unvested	374,104	4,856,908
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to seven years from the grant date.

There are also certain limited partnership units in Newmark Holdings with a stated vesting schedule that vest over approximately seven years from the grant date. The compensation expense related to these limited partnership units is recognized over the required service period. These limited partnership units with a stated vesting schedule consisted of 3.2 million distribution earning limited partnership units and 2.3 million N Units as of both June 30, 2024 and December 31, 2023. The aggregate estimated grant date fair value of these awards was $46.0 million as of both June 30, 2024 and December 31, 2023. As of June 30, 2024, there was $24.4 million of unrecognized compensation expense related to these unvested limited partnership units that is expected to be recognized over 1.5 years.

Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Post-termination payout	$3,104	$3,369	$6,386	$8,230
Stated vesting schedule	4,065	$4,065	8,130	$6,775
Limited partnership units amortization	$7,169	$7,434	$14,516	$15,005

The grants of exchange rights to HDUs of Newmark employees are as follows (in thousands):

	June 30, 2024	December 31, 2023
Notional Value	$1,254	$1,254
Estimated fair value of limited partnership units (1)	$1,135	$1,135
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

During the three and six months ended June 30, 2024 and 2023, there was no compensation expense (benefit), related to these limited partnership units held by Newmark employees.

During the three months ended June 30, 2024 and 2023, Newmark employees were granted 0.8 million and 1.0 million N Units, respectively. During both the six months ended June 30, 2024 and 2023, Newmark employees were granted 2.0 million N Units. These units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income while they remain unvested. Upon vesting, which occurs if certain thresholds are met, the N Units are subsequently converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant. During the three months ended June 30, 2024 and 2023, 2.6 million and 3.8 million N Units, respectively, were converted into distribution earning limited partnership units. During the six months ended June 30, 2024 and 2023, 5.1 million and 6.3 million N Units, respectively, were converted into distribution earning limited partnership units.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2023	11,263,862	$9.39	$105,735	4.75	6,928	$4.17	$29	1.62
Granted	4,192,685	6.82	28,594		—	—	—
Settled units (delivered shares)	(2,708,902)	9.03	(24,461)		(2,045)	4.05	(8)
Forfeited units	(614,540)	9.14	(5,617)		—	—	—
Balance, December 31, 2023	12,133,105	$8.59	$104,251	4.01	4,883	$4.22	$21	0.87
Granted	2,063,848	9.52	19,647		19,425	6.87	133
Settled units (delivered shares)	(1,964,631)	8.69	(17,066)		(1,243)	4.28	(5)
Forfeited units	(254,622)	8.83	(2,248)		(54)	12.51	(1)
Balance, June 30, 2024	11,977,700	$8.73	$104,584	4.15	23,011	$6.43	$148	5.71
(1)Newmark issues RSUs to Newmark employees with the awards vesting ratably over the two- to nine-year vesting period into shares of Newmark Class A common stock.
(2)    BGC RSUs historically vested over a two to three year period. The awards granted during 2024 vest over seven years.

The fair value of Newmark and BGC RSUs held by Newmark employees is determined on the date of grant based on the market value (adjusted if appropriate based upon the award’s eligibility to receive dividends), and is recognized, net of the effect of estimated forfeitures, ratably over the vesting period. Newmark uses historical data, including historical forfeitures and turnover rates, to estimate expected forfeiture rates for RSUs. Each RSU is settled for one share of BGC or Newmark Class A common stock, as applicable, upon completion of the vesting period. The compensation expenses under GAAP related to the RSUs are based on the company where the employee is employed. Therefore, compensation expenses related to RSUs of both Newmark and BGC but held by a Newmark employee are recognized by Newmark.

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
RSU amortization	$5,920	$6,221	$13,679	$12,184

As of June 30, 2024, there was $74.5 million of total unrecognized compensation expense related to unvested Newmark RSUs.

(28)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of June 30, 2024 and December 31, 2023, Newmark was committed to fund approximately $0.3 billion and $0.4 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2022 through the second quarter of 2024 with contingent consideration of $25.6 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(29)    Subsequent Events

On August 1, 2024, Newmark declared a qualified quarterly dividend of $0.03 per share payable on September 03, 2024 to Class A and Class B common stockholders of record as of August 16, 2024, which is the same as the ex-dividend date.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and six months ended June 30, 2024 and 2023. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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
•landlord (or agency) leasing;
•valuation and advisory;
•property management;
•our leading commercial real estate technology platform and capabilities for owners;
•business rates for U.K. property owners;
•due diligence consulting and other advisory services;
•GSEs and FHA multifamily lending and loan servicing;
•limited and special loan servicing and asset management; and
•flexible workspace solutions for owners.

Our corporate or occupier services and products include:

•tenant representation leasing;
•GCS, which provides integrated client solutions typically under long-term agreements, including project management, transaction management, lease administration, and facilities management, as well as corporate consulting services with respect to clients’ needs across real estate and supply chain optimization, site selection, workplace strategy, and occupancy;
•our leading commercial real estate technology platform and capabilities for occupiers;
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

Newmark was founded in New York City in 1929, with an emphasis on local investor/owner and occupier services and products and became known for having dedicated, knowledgeable, and client-focused advisors/intermediaries. Our acquisition by Cantor Fitzgerald’s subsidiary BGC in 2011 and its subsequent investments in our business contributed to Newmark’s strong growth. This growth continued following our 2017 IPO. Between 2011 and 2023, we increased our total revenues by a CAGR of 22%. Based on reported results, we believe that this improvement was greater than any of our publicly traded commercial real estate services peers listed in the U.S. or U.K. that have reported revenues over this period (based on actual results reported by our peers).

We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the six months ended June 30, 2024, we generated revenues of approximately $1.2 billion, primarily from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Business Environment

As discussed in greater detail in “—Economic Growth and Outlook in the United States and the United Kingdom” and “—Market Statistics,” origination and investment volumes in the commercial real estate industry declined year-on-year each quarter from the second half of 2022 to the fourth quarter of 2023, and were generally lower in the first half of 2024, due to the rise in global interest rates. We gained market share in the U.S. capital markets in 2023, particularly in the third and fourth quarters, as our corresponding transaction volumes either improved or decreased at rates less than those for the industry as a whole. Our share gains continued in the first and second quarters of 2024. Major central banks have stopped increasing short-term target interest rates and have begun lowering them or indicated that they may begin reducing them later this year. This, coupled with the significant amount of commercial and multifamily debt maturities due over the next three years, leads us to expect industry volumes to begin rebounding, although there remains uncertainty with respect to the exact timing of such a recovery.

We believe that during stressed or challenging times, our clients value having a trusted advisor like Newmark. We believe our partnership and collaboration with our clients during the recent uncertainty has helped us develop long-lasting relationships and gain market share over time. Despite slower industry transactional activity levels, we continue to see strong client dialogue and engagement as owners and occupiers seek our advice with respect to executing on their strategic and real estate-focused objectives.

Institutional investors have accumulated near record amounts of undeployed real estate-focused capital, with Preqin estimating that there was approximately $394 billion of investible funds held by closed-end funds at real estate focused institutions as of July 24, 2024, of which $254 billion was held by North America focused funds and $68 billion by funds focused on Europe. This is in addition to the significant amount of real estate assets held by other types of investors and owners such as publicly traded REITs, non-traded REITs, and open-ended core property funds. According to the most recent data from MSCI, the overall size of the professionally managed global real estate investment market was $13.2 trillion in 2023, while the size of the overall investible market was $19.5 trillion in 2022 (the last year for which this information was released).

Furthermore, there was approximately $4.7 trillion in U.S. commercial and multifamily mortgage debt outstanding as of March 31, 2024 per the MBA (excluding loans for acquisitions, development, and construction, as well as loans collateralized by owner-occupied commercial properties). Of this amount, approximately $2.6 trillion is expected to mature between 2024 and 2028, with approximately $2.0 trillion of this debt expected to mature by 2026. With the sharp increase in interest rates over the past two years and generally rising capitalization rates, as well as the pullback in commercial real estate lending by banks and other traditional lenders, we believe a large and growing percentage of investors and owners will need to find alternative solutions, including via the growing share of loans we expect to be originated by alternative lenders such as private credit funds and insurance companies. We anticipate a significant portion of debt maturities to be resolved not only through refinancing, which should help our mortgage brokerage and GSE/FHA origination businesses, but also through the kinds of more complex and sophisticated financing solutions in which Newmark specializes, including restructurings, loan sales, equity joint ventures, and recapitalizations. Our capital markets clients have sought, and we believe will continue to seek, our counsel with respect to addressing their related investing and financing needs.

We believe factors such as those discussed above will drive strong levels of leasing and capital markets activity over the intermediate and long-term time horizons, even as volumes remain muted in the near-term. We expect our professionals to not only provide our clients with innovative capital markets solutions, but to offer integrated services from our experts across leasing, V&A, property management, and other Newmark service lines. By using a collaborative and multidisciplinary approach, we can provide our clients with extensive industry and product expertise along regional, national, and increasingly global reach across a wide variety of property types.

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

We operate a leading capital markets business in the United States with a growing international presence. We have access to many of the world’s largest owners of commercial real estate, and we believe this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also supply investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. With respect to multifamily assets, we are a leading GSE/FHA lender by loan origination volume and loan servicing portfolio size. In addition to our traditional servicing business, we acquired the remainder of Spring11, an entity in which we had otherwise held a controlling stake since 2017, in the first quarter of 2023. Spring11’s recently launched asset management and servicing business focuses on bank, fund, and commercial mortgage-backed securities clients. As of June 30, 2024, our overall loan servicing and asset management portfolio was $175.4 billion (of which 62.2% was limited servicing and asset management, 36.4% was higher margin primary servicing, and 1.5% was special servicing).

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

In addition, there are various trends that we expect to continue benefiting our various service lines with respect to industrial real estate. According to Newmark Research, several factors, including disruptions in global supply chains, tensions between the U.S. and China, and U.S. government spending on infrastructure and subsidies for industries associated with electrification, green energy, and strategically important technologies—notably the federal spending provided by the CHIPS and Science Act, Inflation Reduction Act, and Infrastructure and Investment and Jobs Act—could increase the size of the U.S. manufacturing base by more than 10% over the next ten years. According to Newmark Research, CoStar, and the U.S. Census Bureau, during the second quarter of 2024, annualized manufacturing construction spending in the U.S. was approximately 275% higher than the annual average for the ten years ended 2019 in nominal terms, or 130% higher based on chain linked 2007 dollars. The impact of reshoring manufacturing would likely have far-reaching effects in terms of industrial real estate, local and national tax revenues, increases in jobs, and growth in regional and national economies. Most of the new manufacturing construction will be build-to-suit or owner-built, but demand will also exist for speculative manufacturing space.

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

Commercial real estate leasing activity has historically been positively correlated with job creation, particularly with respect to office-based employment, and GDP growth. While the solid U.S. economic improvement over the past several quarters has provided a tailwind to leasing activity across industrial, retail and office properties, this has been offset by the negative impact of the post-pandemic rise in remote working. In the U.S., and to a lesser extent in Europe, this has reduced demand for all but premium Class A office properties generally, as well as for retail space in many business districts.

Commercial real estate capital markets transactions involving financing generally utilize medium- or long-term debt,

and the interest rates for such debt tend to correlate with movements in benchmark rates with similar tenors, including U.S. Treasuries. Such benchmark rates can be meaningfully impacted by movements in key short-term rates, such as the Fed Funds Target rate. Sudden increases in short term interest rates can therefore have pronounced effects on commercial mortgage origination and investment sales volumes. In 2022, global benchmark interest rates rose at the fastest pace since at least the early 1990s, according to Fitch. U.S. and U.K. ten-year government yields continued to rise through October of 2023, fell over the remainder of that year, but gradually rose over the first half of 2024. This has led to challenging market conditions across commercial real estate capital markets for Newmark and the industry. Real estate capital market transactions were also lower due to the pullback in commercial and multifamily real estate lending activity as a response to recent bank failures and higher interest rates, as well as the gap between buyer and seller expectations.

Economic Growth and Outlook in the United States and the United Kingdom

U.S. GDP expanded by 1.9% and 2.5%, in 2022 and 2023, respectively, according to the U.S. Department of Commerce (with all GDP figures herein inflation adjusted, unless otherwise stated). According to the same source, U.S. GDP expanded at an annualized rate of 1.4% and 2.8% in the first and second quarters of 2024, respectively. The most recent period’s GDP growth was driven by various factors, including increases in consumer spending, private inventory investment, and nonresidential fixed investment. Imports, which are a subtraction in the calculation of GDP, increased. Economists generally expect U.S. GDP to grow in 2024 and 2025 at levels somewhat below pre-pandemic levels. For example, based on the July 19, 2024 Bloomberg consensus of economists, U.S. real GDP should expand at respective rates of 2.3%, 1.8%, and 2.0% in 2024, 2025, and 2026. For context, over the ten years ended December 31, 2019, real U.S. GDP grew at a CAGR of 2.4%, measured in chain linked 2017 dollars. Actual and projected growth has been and is expected be lower in the U.K., which is now our second largest market. According to the most recent data from The Office for National Statistics, U.K. GDP increased by 0.1% in 2023 and by 0.3% year-on-year in the first quarter of 2024. The July 15, 2024 Bloomberg consensus was for U.K. GDP to grow by 0.6% the second quarter of 2024, and by 0.8%, 1.3%, and 1.5% in full years 2024, 2025, and 2026, respectively. In comparison, real U.K. GDP grew at an annual CAGR of 2.0% over the ten years ended December 31, 2019, measured in chain linked 2019 pounds, also per Bloomberg.

According to the U.S. Bureau of Labor Statistics data from August 2, 2024, the seasonally adjusted monthly average of non-farm payroll employment increased by approximately 377,000 and approximately 251,000 in 2022 and 2023, respectively. Their estimate as of the same date was that an average of approximately 267,000 jobs and approximately 168,000 jobs, respectively, were created per month in the first and second quarters of 2024. For context, this seasonally adjusted monthly figure averaged approximately 183,000 over the ten years ended December 31, 2019. The June 2024 U.S. unemployment rate (based on U-3) was 4.1% versus 3.6% a year earlier. The July 2024 U.S. unemployment rate (based on U-3) increased to 4.3% compared with 3.5% a year earlier, while the initial estimate for the number of jobs created in July was 114,000. The July figures came in above the Bloomberg consensus of 4.1% and below the Bloomberg consensus of 175,000, respectively. The most recent Bloomberg consensus also showed U-3 rising modestly in 2024 and 2025, but remaining at or below 4.2%. According to recent figures from Bloomberg, the U.K. unemployment rate was 3.9% and 3.8% at the end of 2022 and 2023, respectively, rose to 4.4% in May 2024 (the most recent month available), and is expected to be 4.4% at the end of 2024 and 4.5% at the end 2025.

The ten-year U.S. Treasury yield increased by approximately 20 basis points quarter on quarter and by 56 basis points year-on-year to 4.4% as of June 30, 2024. On September 21, 2022 and November 2, 2022, the FOMC announced two separate increases to the upper bound of its target range for the federal funds rate of 75 basis points each, in order to curb inflation. The FOMC increased the upper bound by another 50 basis points in December of 2022, and then by 25 basis points each in February 2023, March 2023, May 2023, and July 2023. The FOMC has kept the rate unchanged since the July 2023 increase.

FOMC Chair Jerome Powell reiterated in an April 16, 2024 speech that, due to continued strong economic growth and inflation above its 2% target, the Federal Reserve will proceed carefully with interest rate cuts and may move at a slower pace than the market had expected earlier in the year. After its May 1, 2024 meeting, the FOMC unanimously decided to leave the target range for the benchmark federal funds rate at 5.25% to 5.5%. It also reaffirmed the need for more evidence that price gains are cooling before cutting interest rates. In a July 15, 2024 interview, Mr. Powell said second-quarter economic data has provided policymakers greater confidence that inflation is heading down to the central bank’s 2% goal, possibly paving the way for near-term interest-rate cuts. On July 31, 2024, the FOMC voted unanimously to keep the target range unchanged, although Chairman Powell said in news conference that “a reduction in our policy rate could be on the table as soon as the next meeting in September.“

In addition, the FOMC stated that it plans to continue reducing the $7.2 trillion portfolio of securities it holds (as of July 17, 2024), including long-term agency mortgage-backed securities and U.S. Treasuries. These securities were purchased as part of the Federal Reserve’s quantitative easing program designed to hold down long-term interest rates, with the total amount of securities having increased from less than $900 billion in the second quarter of 2008 to a peak of approximately $8.9 trillion in the first quarter of 2022. The FOMC previously indicated that a monthly maximum of $60 billion in U.S. Treasury purchases and $35 billion in mortgage-backed securities purchases (or a total of up to $95 billion) would be allowed to roll off, phased in over three months starting June 1, 2022. As quantitative easing is reversed in this manner through so-called quantitative tightening, long-term rates should rise, all else equal. In its annual report issued April 17, 2024, the New York Federal Reserve Bank predicted that the central bank’s holdings will fall to $6.0 trillion by the middle of 2025. It then expects holdings to again grow to in-line with the growth of the economy as reserves reach 8.0% of nominal U.S. GDP. After its May 1, 2024 meeting, the FOMC said that it will reduce the monthly redemption cap on Treasury securities from $60 billion to $25 billion. It will maintain the monthly redemption cap on agency debt and agency mortgage-backed securities at $35 billion per month and will reinvest any principal payments in excess of this cap into Treasury securities.

Similar to what has happened in the U.S., the MPC has both raised short term U.K. rates to combat post-pandemic inflation and begun quantitative tightening. With respect to short term rates, the MPC raised the Official Bank Rate several times recently, or from 0.1% in November 2021 to 5.25% in August 2023. On August 1, 2024, the MPC delivered its first interest rate cut in more than four years, lowering the Official Bank Rate to 5.0%. Policymakers ultimately voted 5-4 in favor of the reduction, with Governor Andrew Bailey saying that the committee would move ahead cautiously.

With respect to quantitative tightening, the MPC stopped buying bonds at the end of 2021, stopped reinvesting the proceeds from maturing bonds in February 2022, and began actively selling bonds in November of 2022. As a result, the amount of bonds the Bank of England holds has started to fall. From the end of 2021 through July 17, 2024, their notional value has declined from approximately £895 billion to £693 billion.

U.S. inflation measures have gradually declined since 2022. The consumer-price index for June 2024 rose by 3.0% year-over-year, which was lower than the 3.5% year-over-year rate for the three months ended March 31, 2024, in-line with the rate one year earlier, and a significant improvement versus the recent peak of 9.1% observed in June of 2022. On a month-over-month basis, Consumer Price Index was flat in May and slightly negative in June of 2024. Other U.S. inflation measures, such as Core CPI and the Core Personal Consumption Expenditure Price Index, which exclude more volatile food and energy prices, have also come down meaningfully since their 2022 peak. As a result, economists generally expect long-term U.S. interest rates to stabilize or decline slightly over the next few quarters, and to remain below the long-term historical averages for the foreseeable future. For example, the July 19, 2024 Bloomberg consensus was for the ten-year U.S. Treasury yield to be approximately 4.2%, 4.2%, 4.1%, and 4.0%, respectively, by the ends of the third quarter of 2024 through the second quarter of 2025. The same survey indicated that the yield should be 3.9% and 3.8%, respectively, as of year-ends 2025 and 2026. In comparison, this 10-year yield was approximately 4.2% as of the end of the fourth quarter of 2023 and reached a five year closing high of 5.0% on October 19, 2023, also according to Bloomberg. For context, ten-year U.S. Treasury yields still remain below their 50-year average (through July 17, 2024) of 5.9%.

Inflation in the U.K. has also gradually fallen, albeit from much higher recent levels. According to Bloomberg, the retail price index was 2.9% for June 2024 versus 4.3% and 10.7% three months and a year earlier, respectively. This inflation measure reached a post-pandemic high of 14.2% for October of 2023. According to the OECD, the U.K. has had a higher inflation rate compared with the G-7 average since 2016, and this trend is expected to continue in 2024 and 2025. Conversely, the U.K. had lower than average GDP growth among G-7 nations in 2023 and the first half of 2024, according to Bloomberg. As a result, the Bank of England has had a more challenging time than certain other central banks with respect to balancing inflation and growth rates. U.K. benchmark long-term rates have therefore been somewhat below those of the U.S. According to Bloomberg, the yield on 10-year U.K. government bonds was approximately 4.2% at the end of June 2024, compared with 3.9% and 4.4%, respectively, three months and a year earlier. The July 15, 2024 Bloomberg consensus was for this 10-year yield to be approximately 3.9%, 3.8%, 3.8%, and 3.7%, respectively, by the ends of the third quarter of 2024 through the second quarter of 2025. The same survey indicated that the yield should be 3.5% as of year-ends 2025 and 2026. For context, ten-year Gilts have averaged approximately 6.9% over the 50 years ended June 30, 2024.

While short-term yields are expected to be considerably above where they were compared with low levels seen for most of the period from the end of 2008 through early 2022, they are expected to stabilize and gradually fall from more recent levels. For context, the upper bound of the Fed Funds Target rate averaged 0.64% from December 31, 2008 through February 28, 2022, and was 5.50% as of July, 17, 2024. This rate averaged approximately 4.9% and 3.1% over the 50 years and 25 years ended December 31, 2022, respectively, according to Bloomberg. The most recent Bloomberg consensus was for this target rate to be approximately 5.3%, 5.0%, 4.7%, and 4.0%, respectively, by the ends of the third quarter of 2024 through the second quarter of 2025. The same survey indicated that the yield should be 3.9% and 3.4%, respectively, as of year-ends 2025 and 2026. As a result of the aforementioned statements by Chairman Powell and recent economic data, the CME’s Fed Funds futures market indicated that, as of August 2, 2024, traders expect more than four rate cuts by January 2025.

The July 2024 Bloomberg consensus was for the Bank of England’s short-term target rate to be approximately 5.0%, 4.7%, 4.3%, and 4.0%, respectively, by the ends of the third quarter of 2024 through the second quarter of 2025. The same survey indicated that the yield should be 3.5% as of year-end 2025. As of August 1, 2024, the U.K. futures market implies that short term rates (as measured by overnight index swaps) will gradually fall to 4.2% by the March 20, 2025 meeting. In comparison, the Official Bank Rate was 5.00% as of August 1, 2024 and averaged approximately 6.3% over the 50 years ended this same date, according to Bloomberg.

Market Statistics
Newmark Research estimates that U.S. office and industrial, leasing activity was higher and roughly flat, respectively, and that overall U.K. leasing volumes were down by double-digit percentages, all compared with the second quarter of 2023. These estimates are based on analyses of preliminary CoStar leasing data, which is often revised upwards at later dates. CoStar itself reports that U.S. office demand turned positive in the second quarter of 2024 for the first time since early 2022, while the scarcity of available U.S. retail space cannot satisfy strong demand, which has dampened leasing activity for this property type. Against this backdrop, our revenues from Leasing and other commissions increased by 2.4% for the quarter ended June 30, 2024.

While the overall office market remains challenging, we continue to see increased demand in certain markets, led by ongoing return-to-work plans, as well as new demand driven by companies in technology including artificial intelligence as well as financial services. We also expect demand to be driven by the reset in values due to near-term debt maturities. According to the Freespace Index, the proportion of those attending work in person rose to 78% of 2019 levels in the Americas in June of 2024 compared with 69% a year earlier. The Freespace Index also reports that attendance increased to 73% of 2019 levels from 61% over the same timeframe across locations they track in Europe, the Middle East, and Africa, and to 83% from 67% in the Asia-Pacific region. Other measures with different methodologies also show in-person attendance increasing. For example, the Kastle Barometer, which measures daily occupancy in ten large U.S. cities versus pre-pandemic levels, increased to 52% as of June 14, 2024 versus 50% a year earlier. Placer.ai data comparing the last week of June 2023 to the end of June 2024 indicates that in-person attendance in the U.S. increased to 76% versus 69% over this period. Our management services, leasing, origination, and capital markets professionals continue to actively collaborate with clients to repurpose underutilized spaces and assets, including with respect to conversion of obsolete office or retail properties.

According to estimates from Green Street, prices for U.S. commercial real estate were up slightly month-on-month, declined by approximately 5% over the twelve months ended June 30, 2024, and were down 20% from their March 2022 peak. With respect to specific property types differing the most from the mean, mall prices were up 5% year-on-year, while strip retail and apartment prices were down by less than average. Self-storage, traditional industrial, and health care property prices decreased by more than average over the same period. Since notional volumes are based on both prices and transaction count, lower prices have contributed to industry-wide capital markets volumes declines. MSCI’s preliminary U.S. and European investment sales figures indicate that industry volumes across all property types declined by approximately 2% year-on-year in the second quarter of 2024. MSCI volumes are generally revised upwards at later dates. However, even before any revisions, these recent declines are an improvement from the double-digit percentage decreases reported over the prior seven quarters. In comparison, Newmark’s second quarter investment sales revenues and volumes were up by 18.2% and 17.5%, respectively. We have gained considerable market share over the past several years. Our U.S. investment sales volumes were approximately 8.8% of overall U.S. MSCI volumes over the twelve months ended June 30, 2024 versus 3.4% in 2015.

We have also gained market share in our commercial mortgage origination businesses. Newmark Research estimates that overall U.S. commercial and multifamily originations may have declined by over 5% in the second quarter of 2024 versus a year earlier, with declines in lending by banks and the government entities (such as the GSEs) offsetting increases from commercial mortgage-backed securities and private credit lenders. In comparison, the Company improved its second quarter 2024 revenues from Commercial mortgage origination, net, by 9.9% year-on-year. This growth was led by 46.2% improvement in our mortgage brokerage and debt placement fees. This was partially offset by a decline in GSE/FHA origination fees, which were impacted by an approximately 27% year-on-year quarterly decline in overall U.S. GSE volumes, as well as the $947 million Freddie Mac origination Newmark completed in the second quarter of 2023. Certain GSE multifamily statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by the MBA or by Newmark and its competitors by 30 to 45 days. Based on their analysis of MBA data and preliminary MSCI lending data, we believe that we have meaningfully outperformed the industry in total debt over the last several years. According to data or estimates from MSCI, the MBA, and/or Newmark Research, our total debt volumes were approximately 5.9% of U.S. commercial and multifamily mortgage originations over the twelve months ended June 30, 2024, compared with 1.5% in 2015.

Over 90% of Newmark’s 2023 investment sales volumes (which included the equity portion of the Signature transactions) were generated in the U.S., while approximately 93% were from the U.S. in first half of 2024. Most of Newmark’s international volume was from the Company’s U.K. operations. Essentially all of Newmark’s total debt volumes were generated in the U.S. in both periods. Given our continued investments, we believe we can continue gaining market share over time in the U.S. and globally, and we anticipate non-U.S. transactions to make up a greater percentage of our revenues and volumes over time.

We expect the record amounts of commercial and multifamily mortgage maturities and interest rate stabilization to lead to improved industry volumes in debt, followed by increased investment sales activity. We anticipate better office market leasing fundamentals as the recapitalization of properties at lower values leads to a more attractive market. We also continue to expect solid fundamentals for industrial and retail properties. We believe that these factors, along with our leading presence in capital markets, will drive growth across nearly all of Newmark’s service lines.

We also think that the current market conditions have created an opportunity for us to solidify what we believe is our position as the platform of choice for many of the real estate industry’s top professionals. During the first half of 2024, we hired one of the top multifamily GSE/FHA originators in the U.S., who will work closely with the preeminent U.S. affordable housing investment sales team that we added earlier in the year. We also hired some of the most prolific and experienced debt and structured finance professionals in the U.S. and U.K., as well as some of the most innovative and active U.S. leasing teams. Newmark also opened a flagship office in France, continental Europe’s second largest transaction market, where we attracted some of the most talented leasing and capital markets professionals. We believe that such hires further demonstrate the strength of our global brand, and that our substantial investments in data, analytics, and talent position Newmark to capitalize on ongoing macroeconomic trends. In addition, our revenue-generating headcount and overall headcount were both relatively flat year-on-year as of the end of the second quarter of 2024. Therefore, productivity gains drove the large majority of our total revenue growth, as well as our increased fees across Capital markets, Leasing, and Valuation and Advisory. As more of our recently hired revenue-generating professionals ramp up, we expect further productivity gains over time.

Financial Overview

Revenues

We generally derive revenues from the following three sources:

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
•Capital Markets. This consists of investment sales and commercial mortgage origination, net. Our investment sales business specializes in the arrangement of acquisitions and dispositions of commercial properties, as well as equity placement and other related services. Our commercial mortgage origination, net business offers services and products to facilitate debt financing for our clients and customers. Commercial mortgage origination revenue is comprised of commissions generated from mortgage brokerage and debt placement services, as well as the origination fees and premiums derived from the origination of GSE/FHA loans with borrowers. Our commercial mortgage origination revenue also includes the revenue recognized for the fair value of expected net future cash flows from servicing recognized at commitment.

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

As part of our compensation plans, certain employees have been granted limited partnership units in Newmark Holdings and, prior to the Newmark IPO, BGC Holdings, which generally receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders. As a result of the Corporate Conversion, there are no longer any limited partnership units in BGC Holdings outstanding. Certain Newmark employees also hold N Units that do not participate in quarterly partnership distributions and are not allocated any items of profit or loss. These N Units vest into distribution earnings units over a three- to ten-year period. As prescribed in U.S. GAAP guidance, the quarterly allocations of net income on such limited partnership units are reflected as a component of compensation expense under “Equity-based compensation and allocations of net income to limited partnership units and FPUs” in our accompanying unaudited condensed consolidated statements of operations.

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

Business Mix and Seasonality

Our pre-tax margins are affected by the mix of revenues generated. For example, servicing revenues tend to have higher pre-tax margins than Newmark as a whole, and margins from originating GSE/FHA loans, which are included in “Capital markets” in our unaudited condensed consolidated statement of operations, tend to be lower, as we retain rights to service loans over time, and because this item includes non-cash GAAP gains attributable to OMSRs, which represent the fair value of expected net future cash flows from servicing recognized at commitment, net. Capital markets transactions tend to have higher pre-tax margins than leasing transactions. Pre-tax earnings margins on our property management and parts of our other GCS businesses are at the lower end of margins for the Company as a whole because they include some revenues that equal their related expenses. These revenues represent fully reimbursable compensation and non-compensation costs and may be referred to as “pass through revenues.”

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management services, servicing fees and other	$262,778	41.5%	$240,660	41.1%	$519,712	44.0%	$452,952	40.9%
Leasing and other commissions	208,557	32.9	203,611	34.8	367,356	31.1	396,917	35.9
Capital markets	162,039	25.6	141,573	24.2	292,806	24.8	256,774	23.2
Total revenues	633,374	100.0	585,844	100.0	1,179,874	100.0	1,106,643	100.0
Expenses:
Compensation and employee benefits	377,523	59.6	346,930	59.2	705,717	59.8	675,280	61.0
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	25,486	4.0	19,609	3.3	76,929	6.5	55,258	5.0
Total compensation and employee benefits	403,009	63.6	366,539	62.6	782,646	66.3	730,538	66.0
Operating, administrative and other	147,737	23.3	146,826	25.1	285,680	24.2	265,808	24.0
Fees to related parties	6,668	1.1	6,827	1.2	14,209	1.2	14,619	1.3
Depreciation and amortization	40,879	6.5	42,034	7.2	84,854	7.2	80,864	7.3
Total operating expenses	598,293	94.5	562,226	96.0	1,167,389	98.9	1,091,829	98.7
Other income, net	5,637	0.9	3,925	0.7	5,623	0.5	915	0.1
Income from operations	40,718	6.4	27,543	4.7	18,108	1.5	15,729	1.4
Interest expense, net	(8,258)	(1.3)	(9,595)	(1.6)	(15,478)	(1.3)	(17,186)	(1.6)
Income (loss) before income taxes and noncontrolling interests	32,460	5.1	17,948	3.1	2,630	0.2	(1,457)	(0.1)
Provision for income taxes	9,046	1.4	6,719	1.1	5,530	0.5	3,663	0.3
Consolidated net income (loss)	23,414	3.7	11,229	1.9	(2,900)	(0.2)	(5,120)	(0.5)
Less: Net income (loss) attributable to noncontrolling interests	9,135	1.4	4,800	0.8	(927)	(0.1)	(1,199)	(0.1)
Net income (loss) available to common stockholders	$14,279	2.3%	$6,429	1.1%	$(1,973)	(0.2)%	$(3,921)	(0.4)%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$11,852	1.9%	$5,832	1.0%	$47,958	4.1%	$27,705	2.5%
Limited partnership units amortization	7,169	1.1	7,434	1.3	14,516	1.2	15,005	1.4
RSU amortization	5,920	0.9	6,221	1.1	13,679	1.2	12,184	1.1
Total equity compensation	24,941	3.9	19,487	3.3%	76,153	6.5	54,894	5.1%
Allocations of net income to limited partnership units and FPUs	545	0.1	122	—	776	0.1	364	—
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$25,486	4.0%	$19,609	3.3%	$76,929	6.5%	$55,258	5.0%

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

Revenues

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased by $22.1 million, or 9.2%, to $262.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase reflects growth from V&A and GCS.

Leasing and Other Commissions
Leasing and other commissions revenues increased by $4.9 million, or 2.4%, to $208.6 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was led by 16% growth in office.

Capital markets
Capital markets increased by $20.5 million, or 14.5%, to $162.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase reflected improvement in investment sales fees by 18.2%, which reflected significantly higher industrial and office volumes. Loan originations and fees and sales premiums, net, increased by 14.6%, led by approximately 46.2% growth in mortgage brokerage and debt placement fees. This was partially offset by a decline in GSE/FHA origination fees, which were impacted by an over 27% decline in U.S. GSE volumes. In the second quarter of 2023, Newmark closed a $947 million Freddie Mac origination, which represented 35% of the Company’s GSE volumes in that period and was one of the largest GSE loans originated in the U.S. during 2023.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $30.6 million to $377.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase reflects improved commission-based revenue, an increase in pass through items, and expenses related to hiring revenue-generating professionals under long term contracts. These were partially offset by the impact of Newmark’s cost saving initiatives.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $5.9 million, or 30.0%, to $25.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase is due to the timing of certain grants of exchangeability and the increase in share price of Newmark Class A common stock.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $0.9 million, or 0.6%, to $147.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to an increase in pass through costs directly tied to revenue offset by lower warehouse interest expenses and the impact of Newmark’s cost saving initiatives.

Fees to Related Parties
Fees to related parties decreased by $0.2 million, or 2.3%, to $6.7 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Depreciation and Amortization
Depreciation and amortization decreased by $1.2 million, or 2.7%, to $40.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to decreases intangible asset amortization of $0.4 million and MSR valuation allowance of $0.8 million.

Other Income (loss), Net
Other income (loss), net of $5.6 million in the three months ended June 30, 2024 primarily consisted of recoveries from forfeited restricted Newmark Class A common stock.

Other income (loss), net of $3.9 million in the three months ended June 30, 2023 was primarily due to net realized gains on equity method investments.

Interest Expense, Net
Interest expense, net decreased by $1.3 million, or 13.9%, to $8.3 million during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to higher interest income partially offset by higher interest expense on our recently completed 7.500% Senior Notes.

Provision for Income Taxes
The provision for income taxes increased by $2.3 million, or 34.6%, to $9.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily driven by higher pre-tax earnings. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $4.3 million, to $9.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This increase was primarily driven by a higher pre-tax income.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Revenues

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased by $66.8 million, or 14.7%, to $519.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase reflects growth from V&A and GCS.

Leasing and Other Commissions
Leasing and other commission revenues decreased by $29.6 million, or 7.4%, to $367.4 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 which is largely due to Newmark’s outperformance in each quarter of 2023.

Capital markets
Capital markets increased by $36.0 million, or 14.0%, to $292.8 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase reflects improvements in investment sales fees and our significantly higher industrial and office volumes, as well as over 50% growth in mortgage brokerage fees.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $30.4 million, or 4.5%, to $705.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase reflects improved commission-based revenue, an increase in pass through items, and expenses related to hiring revenue-generating professionals under long term contracts. These were partially offset by the impact of Newmark’s cost saving initiatives.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $21.7 million, or 39.2%, to $76.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase is due to the timing of certain grants of exchangeability and the increase in share price of Newmark Class A common stock.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $19.9 million, or 7.5%, to $285.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 largely due to higher pass through expenses directly tied to revenue.

Fees to Related Parties
Fees to related parties decreased by $0.4 million, or 2.8%, to $14.2 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2024 increased by $4.0 million, or 4.9%, to $84.9 million compared to the six months ended June 30, 2023 due to increased fixed asset depreciation of $1.3 million, intangible asset amortization of $1.5 million, as well as a $1.3 million change in MSR valuation allowance.

Other Income (loss), Net
Other income (loss), net of $5.6 million in the six months ended June 30, 2024 consisted primarily of recoveries from forfeited restricted Newmark Class A common stock.

Other income (loss), net of $0.9 million in the six months ended June 30, 2023 was primarily due to net realized gains on equity method investments offset by a loss from the disposition of certain assets.

Interest Expense, Net
Interest expense, net decreased by $1.7 million, or 9.9%, to $15.5 million during the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Provision for Income Taxes
Provision for income taxes increased by $1.9 million, or 51.0%, to $5.5 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. This increase was primarily driven higher pretax income and the timing of certain valuation allowances.

Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests increased by $0.3 million, or 22.7% to $0.9 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Financial Position, Liquidity and Capital Resources
Overview
The primary sources of liquidity for our business are the cash on our balance sheet, cash flow provided by operations, and the $600.0 million revolving Credit Facility.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets, our acquisitions of other companies and hiring of teams of producers, and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of June 30, 2024, our debt consisted of $600.0 million aggregate principal amount of 7.500% Senior Notes with a carrying amount of $595.2 million and $150.0 million outstanding under the Credit Facility with a carrying amount of $150.0 million, in each case exclusive of our warehouse facilities described under “—Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

Financial Position
Total assets were $4.8 billion at June 30, 2024 and $4.5 billion at December 31, 2023.

Total liabilities were $3.2 billion at June 30, 2024 and $2.9 billion at December 31, 2023.

Liquidity
At June 30, 2024, we had cash and cash equivalents of $176.4 million. Additionally, we had $450.0 million available under our committed senior unsecured revolving Credit Facility. We expect to generate cash flows from operations to fund our business and use those funds, and our Credit Facility, to meet our short-term liquidity requirements, which we define as those arising within the next twelve months, and our long-term liquidity requirements, which we define as those beyond the next twelve months.

Debt
Debt, excluding our warehouse facilities, consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
7.500% Senior Notes	$595,161	$—
Credit Facility	150,000	—
Delayed Draw Term Loan	—	417,260
Cantor Credit Agreement	—	130,000
Long-term debt	$745,161	$547,260
Total corporate debt	$745,161	$547,260

Delayed Draw Term Loan Credit Agreement
On August 10, 2023, Newmark entered into a Delayed Draw Term Loan Credit Agreement, by and among the Company, the several financial institutions from time to time party thereto, as Lenders, and Bank of America, N.A., as Administrative Agent (as such terms are defined in the Delayed Draw Term Loan Credit Agreement), pursuant to which the Lenders committed to provide to the Company a senior unsecured Delayed Draw Term Loan in an aggregate principal amount of $420.0 million, which could be increased, subject to certain terms and conditions, to up to $550.0 million. The proceeds of the Delayed Draw Term Loan could only be used to repay the 6.125% Senior Notes at their maturity. The Delayed Draw Term Loan had a maturity date of November 14, 2026.

As set forth in the Delayed Draw Term Loan Credit Agreement, the Delayed Draw Term Loan could bear interest at a per annum rate equal to, at the Company’s option, either (a) Term SOFR for interest periods of one or three months (as selected by the Company) or upon the consent of all Lenders, such other period that is 12 months or less (in each case, subject to availability), as selected by the Company, plus an applicable margin or (b) a base rate equal to the greatest of (i) the federal funds rate plus 0.50%, (ii) the prime rate as established by the Administrative Agent, and (iii) Term SOFR plus 1.00%, in each case plus an applicable margin. Upon funding, the applicable margin was 2.625% with respect to Term SOFR borrowings in (a) above and 1.625% with respect to base rate borrowings in (b) above. Depending on the Company’s credit ratings, the applicable margin could range, with respect to Term SOFR borrowings, from 2.125% to 3.375% through and including August 10, 2024, and 2.5% to 3.875% thereafter; and base rate borrowings, from 1.125% to 2.375% through and including August 10, 2024, and 1.5% to 2.875% thereafter.

The Delayed Draw Term Loan Credit Agreement contained financial covenants with respect to minimum interest coverage and maximum leverage ratio. The Delayed Draw Term Loan Credit Agreement also contained certain other customary affirmative and negative covenants and events of default. The covenants in the Delayed Draw Term Loan Credit Agreement were consistent with those within the Company’s existing $600.0 million Credit Facility, which matures on April 26, 2027 and remains available to the Company.

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

On December 20, 2023, Newmark drew $130.0 million of Newmark Revolving Loans under the Cantor Credit Agreement to repay the $130.0 million balance then outstanding under the Credit Facility.

On April 26, 2024, Newmark amended and restated the Credit Agreement, which amendment and restatement, among other things, extends the maturity date of the Credit Facility to April 26, 2027. The borrowing rates and financial covenants under the Credit Agreement are substantially consistent with the Credit Agreement prior to such amendment and restatement.

During the six months ended June 30, 2024, there were $175.0 million of borrowings and $25.0 million of repayments under the Credit Facility. As of June 30, 2024, there were $150.0 million of borrowings outstanding under the Credit Facility. As of June 30, 2024, borrowings under the Credit Facility carried an interest rate of 6.92%, with a weighted-average interest rate of 6.92% for the six months ended June 30, 2024. As of December 31, 2023, there were no borrowings under the Credit Facility.

7.500% Senior Notes
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of the 7.500% Senior Notes. The notes are general senior unsecured obligations of Newmark. Cantor purchased $125.0 million aggregate principal amount of 7.500% Senior Notes in the offering, and still holds such notes as of August 8, 2024. The Company received net proceeds from the offering of the 7.500% Senior Notes of approximately $594.7 million after deducting the initial purchasers’ discounts and estimated offering expenses. The notes bear interest at a rate of 7.500% per year, payable in cash on January 12 and July 12 of each year, commencing July 12, 2024. The 7.500% Senior Notes will mature on January 12, 2029. The Company used the net proceeds of the offering of the 7.500% Senior Notes to repay all of the $420.0 million outstanding under its Delayed Draw Term Loan Credit Agreement. Additional net proceeds were used to repay all $130.0 million of then outstanding revolving debt, including with respect to borrowings under the Cantor Credit Agreement.

The 7.500% Senior Notes were initially offered and sold in a private offering exempt from the registration requirements under the Securities Act. Customary registration rights were provided to purchasers of the 7.500% Senior Notes. On May 10, 2024, we filed a Registration Statement on Form S-4, which was declared effective by the SEC on June 6, 2024. On June 10, 2024, we launched an exchange offer in which holders of the 7.500% Senior Notes which were issued in the January 12, 2024 private placement could exchange such notes for new registered notes with substantially identical terms. The exchange offer expired on July 17, 2024, at which point the tendered 7.500% Senior Notes were exchanged for new registered notes with substantially identical terms.

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

On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of June 30, 2024, there were no borrowings outstanding under the Cantor Credit Agreement. As of December 31, 2023, there was $130.0 million outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of June 30, 2024, Newmark had $1.5 billion of committed loan funding, $1.1 billion of uncommitted loan funding available through three commercial banks, and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under various lending programs and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC. As of June 30, 2024 and December 31, 2023 we had $0.8 billion and $0.5 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the CARES Act. The sublimit was included within the Company’s then-existing $450 million warehouse facility. The advance line provided 100% of the principal and interest advance payment at a rate of SOFR plus 1.80% and was collateralized by Fannie Mae’s commitment to repay advances. There were no outstanding draws under this sublimit as of June 30, 2024 or December 31, 2023. Newmark did not have any Fannie Mae loans in forbearance as of June 30, 2024 or December 31, 2023. On May 7, 2024, the related warehouse line was renewed, removing the $125.0 million sublimit line of credit.

Leases
Total lease liability as of June 30, 2024 was $635.8 million. Of the total amount, $152.1 million of lease liability is within our flexible workspace business whereby the liability is ring-fenced in SPVs with only $36.6 million of guarantees and/or letters of credit with exposure to Newmark. In addition, Newmark had contracted future customer revenues and sub-lease income as of June 30, 2024 amounting to approximately $194.2 million.

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

As of June 30, 2024, the Company had $50.0 million remaining from its debt repurchase authorization.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$(327,269)	$(899,478)
Add back:
Net activity from loan originations and sales	273,992	803,112
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$(53,277)	$(96,366)
(1) Includes loans, forgivable loans and other receivables from employees and partners in the amount of $185.7 million and $177.8 million for the six months ended June 30, 2024 and 2023, respectively. Excluding these loans, net cash provided by operating activities excluding loan originations and sales would be $132.5 million and $81.5 million for the six months ended June 30, 2024 and 2023, respectively.

Cash Flows for the Six Months Ended June 30, 2024
For the six months ended June 30, 2024, we used $327.3 million of cash in operations. Excluding activity from loan originations and sales, cash used in operating activities for the six months ended June 30, 2024 was $53.3 million. Cash used in operations included $185.7 million of loans, forgivable loan and other receivables from employees and partners primarily for the hiring of revenue generating professionals. Cash used in investing activities was $16.6 million, consisting of cash paid for the purchases of fixed assets. Cash provided by financing activities of $363.4 million primarily related to net borrowings of $200.0 million of corporate debt and net proceeds from warehouse facilities of $294.2 million. This is offset by treasury stock repurchases of $92.7 million, payments to shareholders and partners for dividends and distributions of $32.8 million, and payments of deferred financing costs of $5.3 million.

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

In the first quarter of 2023, the Company acquired the approximately 49% of Spring11 that it did not own, having held a controlling stake since 2017. Spring11 provides asset management and servicing, commercial real estate due diligence, consulting, and advisory services to a variety of clients, including lenders, investment banks and investors, and has been recorded as part of “management services.” Beginning in the first quarter of 2024, the portion of Spring11’s revenues associated with its servicing and asset management portfolio is no longer reported as “management services” but is instead recorded as part of “servicing and other revenues.”

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

Credit Ratings

    As of June 30, 2024, our public long-term credit ratings and associated outlooks are as follows:

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

The Retention Bonus Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the date of the Retention Bonus Agreement (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the date of the Retention Bonus Agreement. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Retention Bonus Agreement. Mr. Lutnick has purchased Newmark Class A common stock with the after-tax proceeds of the initial tranche of the bonus award. The Retention Bonus Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Retention Bonus Agreement) or (ii) an involuntary removal of Mr. Lutnick from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement, dated as of December 13, 2017, by and between Mr. Lutnick and the Company). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The Retention Bonus Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of Mr. Lutnick’s Change of Control Agreement do not apply to the bonus award. A copy of the Retention Bonus Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2021 and is described in detail under the heading “2021 Lutnick Award” in Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 26, 2024.

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

Sublease to Cantor Fitzgerald, L.P.

In January 2022, Cantor entered into an agreement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark, for a period of six months until June 30, 2022 at a rate of $0.1 million per month. In July 2022, the sublease was extended one year to June 30, 2023. In June 2023, the sublease was extended three months to September 30, 2023. As of December 31, 2023 the sublease had been terminated. Newmark received $0.2 million and $0.5 million from Cantor for the three and six months ended June 30, 2023, respectively.

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

Transactions with CCRE Lending

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.5 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively, which were included as part of “Management services, servicing fee and other” on the accompanying unaudited condensed consolidated statements of operations.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9248 as of June 30, 2024. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

Following such purchases, as of June 30, 2024, there were 297,183 Founding Partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

7.500% Senior Notes

On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes and still holds such notes as of August 8, 2024.

Services Agreement with Cantor Fitzgerald Europe for the Provision of Real Estate Investment Banking Services

On February 21, 2024, the Audit Committee of the Company authorized NHL, a subsidiary of Newmark, to enter into an agreement with CFE pursuant to which CFE will employ and support an individual to enhance Newmark’s capital markets platform by providing real estate investment banking services for the benefit of Newmark’s client. Under this agreement, NHL will reimburse CFE for the individual’s fully allocated costs, plus a mark-up of 7% and CFE will be entitled to 10% of revenues generated by such individual on behalf of Newmark. In addition, the Audit Committee of the Company authorized NHL to include additional individuals to perform such services on substantially the same terms; provided that, in any case, the mark-up charged for such additional individuals is between 3.0% and 7.5%, depending on the level of support required for such individuals.

Regulatory Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying unaudited condensed consolidated financial statements. As of June 30, 2024, Newmark had met all capital requirements. As of June 30, 2024, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $399.6 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. As of June 30, 2024 and December 31, 2023, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae, and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of June 30, 2024 and December 31, 2023, outstanding borrower advances were $1.4 million and $1.6 million, respectively, and are included in “Other assets” in our accompanying unaudited condensed consolidated balance sheets.

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

Fully Diluted Share Count
Our fully diluted weighted-average share counts for the six months ended June 30, 2024 and 2023 were as follows (in thousands):

	June 30,
	2024	2023
Common stock outstanding(1)	174,121	173,254
Partnership units(2)	—	—
RSUs (Treasury stock method)	—	—
Newmark exchange shares	—	—
Total(3)	174,121	173,254
(1)Common stock consisted of Class A shares and Class B shares. For the six months ended June 30, 2024, the weighted-average number of Class A shares was 152.8 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation.
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
(3)For the six months ended June 30, 2024, the weighted-average share count included 81.6 million anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share. For the six months ended June 30, 2023, the weighted-average share count included 74.1 million anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) common stock, limited partnership unit, RSU and Newmark exchange share count as of each of June 30, 2024 and 2023 was as follows (in thousands):

	June 30,
	2024	2023
Common stock outstanding	171,670	173,520
Partnership units	77,306	68,711
RSUs (Treasury stock method)	3,789	880
Newmark exchange shares	356	438
Total	253,121	243,549

Registration Statements

We have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20.0 million shares and rights to acquire shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of June 30, 2024, we have issued 2.5 million shares of our Class A common stock under this registration statement.

Construction Loans

As of June 30, 2024 and December 31, 2023, Newmark was committed to fund approximately $0.3 billion and $0.4 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2019 through the second quarter of 2024 with contingent consideration of $25.6 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s accompanying unaudited condensed consolidated balance sheets.

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

On March 9, 2023, a purported class action complaint was filed against Cantor, BGC Holdings, and Newmark Holdings in the U.S. District Court for the District of Delaware (Civil Action No. 1:23-cv-00265). The collective action, which was filed by seven former limited partners on their own behalf and on behalf of other similarly situated limited partners, alleges a claim for breach of contract against all defendants on the basis that the defendants failed to make payments due under the relevant partnership agreements. Specifically, the plaintiffs allege that the non-compete and economic forfeiture provisions upon which the defendants relied to deny payment are unenforceable under Delaware law. The plaintiffs allege a second claim against Cantor and BGC Holdings for antitrust violations under the Sherman Antitrust Act of 1890, as amended, on the basis that the Cantor and BGC Holdings partnership agreements constitute unreasonable restraints of trade. In that regard, the plaintiffs allege that the non-compete and economic forfeiture provisions of the Cantor and BGC Holdings partnership agreements, as well as restrictive covenants included in partner separation agreements, cause anticompetitive effects in the labor market, insulate Cantor and BGC Holdings from competition, and limit innovation. The plaintiffs seek a determination that the case may be maintained as a class action, an injunction prohibiting the allegedly anticompetitive conduct, and monetary damages of at least $5,000,000. The Company believes the lawsuit has no merit. However, as with any litigation, the outcome cannot be determined with certainty. Defendants filed a motion to dismiss and in response, on May 31, 2023, plaintiffs filed an Amended Class Action Complaint alleging similar allegations as a basis for claims for breach of contract and violation of the Sherman Act. Defendants moved to dismiss the Amended Complaint. On February 23, 2024, plaintiffs filed a Second Amended Complaint, repleading claims for violation of federal antitrust laws and challenging economic forfeiture and non-compete obligations as violative of federal competition law. Defendants have filed a motion to dismiss the Second Amended Complaint. The motion is fully briefed as of May 2024 and a decision is forthcoming.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests and from proceeds of the sale of the employees’ shares of our Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted or the proceeds of the sales of the employees’ shares. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of June 30, 2024 and December 31, 2023, the aggregate balance of employee loans, net of reserve, was $787.7 million and $651.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended June 30, 2024 and 2023 was $24.8 million and $25.0 million, respectively, and $49.2 million and $50.4 million for the six months ended June 30, 2024 and 2023, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the six months ended June 30, 2024, there was a decrease of $0.5 million in our reserves. These reserves were based on macroeconomic forecasts which are critical inputs into our model and material movements in variables such as the U.S. unemployment rate and U.S. GDP growth rate which could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

During the six months ended June 30, 2024, we have returned $92.7 million dollars to shareholders through share repurchases and redemptions. In addition, we paid dividends and distributions. We expect to continue returning capital to shareholders.

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

Our Organizational Structure

Current Organizational Structure

As of June 30, 2024, there were 216,526,322 shares of Newmark Class A common stock issued and 150,384,929 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of June 30, 2024, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM, as of June 30, 2024, represented approximately 58.6% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders.

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 12.4% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 87.6% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 76.2% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 23.8% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged).

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

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of June 30, 2024, we directly held Newmark OpCo limited partnership interests consisting of approximately 173,794,771 units representing approximately 68.6% of the outstanding Newmark OpCo limited partnership interests. We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of June 30, 2024, 2,739,003 Founding/Working Partner interests were outstanding. These Founding/Working Partner interests were issued in the Separation to holders of BGC Holdings Founding/Working Partner interests, who received such Founding/Working Partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by Founding/Working Partners are not exchangeable with us unless (1) Cantor acquires Cantor Units from Newmark Holdings upon termination or bankruptcy of the Founding/Working Partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such Founding/Working Partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the Exchange Ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor permits from time to time). Once a Newmark Holdings Founding/Working Partner interest becomes exchangeable, such Founding/Working Partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of June 30, 2024, 79,686,811 limited partnership units were outstanding (including Founding/Working Partner interests and Working Partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The Exchange Ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this Exchange Ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of June 30, 2024, the Exchange Ratio was 0.9248.

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

The following diagram illustrates the ownership structure of Newmark as of June 30, 2024. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings Founding Partner interests, Newmark Holdings Working Partner interests or Newmark Holdings limited partnership units.

STRUCTURE OF NEWMARK AS OF JUNE 30, 2024

Cantor (2)
58.6% of voting power
19.1% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc.
36.2% of voting power
52.6% of indirect economic interest in Newmark OpCo
Employees, Executives, and Directors (1)
5.2% of voting power
7.6% of indirect economic interest in Newmark OpCo
• Non-Voting Limited Partnership Interests (33.9% of economics of Newmark Holdings)
• 10.6% indirect economic interest in Newmark OpCo
• 100% Class B common stock (12.4% of economics and 58.6% of voting power)
• 8.5% indirect economic interest in Newmark OpCo
• 87.4% Class A common stock (76.5% of economics and 36.2% of voting power)
• 52.6% indirect economic interest in Newmark OpCo
• 12.6% Class A common stock (11.1% of economics and 5.2% of voting power)
• 7.6% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
20.7% of indirect economic interest in Newmark OpCo
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Non-Voting Limited Partnership Interests (66.1% of economics of Newmark Holdings)
• 20.7% indirect economic interest in Newmark OpCo
Newmark Holdings, L.P.
• Non-Voting Limited Partnership Interests (68.6% of economics of Newmark OpCo)
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Limited Partnership Interests (31.4% of economics of Newmark OpCo)
Newmark Partners, L.P. (“Newmark OpCo”)
• Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
• Minority Equity Interests
Operating Subsidiaries
Other Entities

(1) Excludes unrestricted Class A common stock owned by employees.
(2) Cantor includes Cantor Fitzgerald, L.P. and CFGM. Cantor Fitzgerald, L.P. has 12.2% of the economics and 57.6% of the voting power in Newmark Group, Inc. CFGM has 0.2% of the economics and 1.0% of the voting power in Newmark Group, Inc.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2024 through June 30, 2024 as follows: (a) an aggregate of 8,731,798 limited partnership units granted by Newmark Holdings; (b) 8,966,102 shares of Newmark Class A common stock repurchased by us; (c) 185,341 shares of restricted Newmark Class A common stock forfeited; (d) 1,442,339 shares of Newmark Class A common stock issued for RSUs; (e) 312,595 shares of Class A common stock issued by us under our acquisition shelf registration statement on Form S-4 (Registration No. 333-231616), but not the 17,493,296 of such shares and rights to acquire such shares remaining available for issuance by us under such registration statement; and (f) 215,725 terminated limited partnership units.

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

Interest Rate Risk
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had an outstanding principal balance of $600.0 million of 7.500% Senior Notes and $150.0 million outstanding on the Credit Facility as of June 30, 2024. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on SOFR. 30-day SOFR as of June 30, 2024 was 534 basis points and 507 basis points at June 30, 2023. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $9.7 million based on our escrow balances as of June 30, 2024 and by $14.0 million based on our escrow balances as of June 30, 2023. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $9.7 million based on our escrow balances as of June 30, 2024 and by $14.0 million based on the escrow balances as of June 30, 2023.

We use warehouse facilities and repurchase agreements to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $7.9 million based on our outstanding balances as of June 30, 2024 and by $9.3 million based on our outstanding balances as of June 30, 2023. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $7.9 million based on our outstanding warehouse balance as of June 30, 2024 and by approximately $9.3 million based on our outstanding warehouse balance as of June 30, 2023. During 2024, the borrowing costs we incurred on our warehouse facilities exceeded the amount of interest income we earned from loans held for sale due to the inverted yield curve. Our borrowing costs are based on a short term SOFR rate, while the interest rate we earn on loans held for sale are based on US Treasury rates plus a credit spread.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Executive Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Executive Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of June 30, 2024. Based on that evaluation, the Executive Chairman and the Chief Financial Officer concluded that Newmark Group, Inc.’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the quarter ended June 30, 2024, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

101
The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statement. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Executive Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: August 8, 2024