Form 10-Q
period 2024-09-30
NEWMARK GROUP, INC.
filed 2024-11-08
CIK 1690680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2024
Class A Common Stock, par value $0.01 per share	149,789,792 shares
Class B Common Stock, par value $0.01 per share	21,285,533 shares

1

NEWMARK GROUP, INC.

2

GLOSSARY OF TERMS, ABBREVIATIONS AND ACRONYMS

The following terms, abbreviations and acronyms are used to identify frequently used terms and phrases that may be used in this report:

TERM	DEFINITION

2023 Gosin Employment Agreement	The Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on February 10, 2023

2024 Gosin Employment Agreement	The Second Amended and Restated Employment Agreement between Barry Gosin and Newmark OpCo and Newmark Holdings entered into on August 7, 2024

6.125% Senior Notes	The Company’s 6.125% Senior Notes which were issued on November 6, 2018, in an original principal amount of $550.0 million and matured on November 15, 2023

7.500% Senior Notes	The Company’s 7.500% Senior Notes due on January 12, 2029, issued on January 12, 2024, in an original principal amount of $600.0 million

AI	Artificial intelligence, including machine learning and generative artificial intelligence

Audit Committee	Audit Committee of the Board

Berkeley Point	Berkeley Point Financial LLC, a wholly owned subsidiary of the Company acquired on September 8, 2017, which does business as part of the Newmark multifamily capital markets business

BGC	(i) Following the closing of the Corporate Conversion, BGC Group and, where applicable, its consolidated subsidiaries and (ii) prior to the closing of the Corporate Conversion, BGC Partners and, where applicable, its consolidated subsidiaries

BGC Class A common stock	BGC Class A common stock, par value $0.01 per share

BGC Class B common stock	BGC Class B common stock, par value $0.01 per share

BGC common stock	BGC Class A common stock and BGC Class B common stock, collectively

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

CARES Act	The Coronavirus Aid, Relief, and Economic Security Act

CCRE	Cantor Commercial Real Estate Company, L.P.

CCRE Lending	Cantor Commercial Real Estate Lending, L.P., a wholly owned subsidiary of Real Estate LP

CECL	Current Expected Credit Losses

Certificate of Incorporation	Second Amended and Restated Certificate of Incorporation of Newmark

CF Secured	CF Secured, LLC

CF&Co	Cantor Fitzgerald & Co., a wholly owned broker-dealer subsidiary of Cantor

CFE	Cantor Fitzgerald Europe

CFGM	CF Group Management, Inc., the managing general partner of Cantor

CFS11	CFS11 Holdings, LLC, a subsidiary of Cantor

CIO	Chief Information Officer

CISO	Chief Information Security Officer

Company	Newmark Group, Inc. and, where applicable, its consolidated subsidiaries

Company debt securities	The 6.125% Senior Notes, 7.500% Senior Notes, and any future debt securities issued by the Company

Compensation Committee	Compensation Committee of the Board

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

LPUs, limited partnership units, or limited partnership interests
Certain limited partnership units in Newmark Holdings or, prior to the closing of the Corporate Conversion, Newmark Holdings or BGC Holdings, held by certain employees of BGC or Newmark and other persons who have provided services to BGC or Newmark, which units may include APSIs, APSUs, AREUs, ARPSUs, HDUs, U.K. LPUs, N Units, PLPUs, PPSIs, PPSUs, PSEs, PSIs, PSUs, REUs, RPUs, and SPUs, along with future types of limited partnership units in Newmark Holdings

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

Our actual results and the outcome and timing of certain events may differ significantly from the expectations discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the factors set forth below:

•macroeconomic and other challenges and uncertainties, including those resulting from the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts in those or other regions, downgrades of U.S. Treasuries, fluctuating global interest rates, inflation and the Federal Reserve’s responses thereto, fluctuations in the value of global currencies, including the U.S. dollar, liquidity concerns regarding and changes in capital requirements for banking and financial institutions, changes in the economy, the commercial real estate services industry and the global financial markets, employment levels, infrastructure spending, and energy costs, including such changes’ effect on demand for commercial real estate and capital markets transaction volumes, office space, levels of new lease activity and renewals, distressed non-GSE commercial mortgages, frequency of loan defaults and forbearance and associated losses, and fluctuations in the mortgage-backed securities markets, as well as potential changes in these factors as a result of the upcoming change in the U.S. presidential administration;
•challenges relating to our repositioning of certain aspects of our business to adapt to and better address the needs of our clients in the future as a result of the acceleration of pre-existing long-term social and economic trends, fluctuating interest rates and market uncertainty, and other legal, cultural and political events and conflicts, and governmental measures taken in response thereto, uncertainty in the timing of stabilization of interest rates and the recovery of transaction volumes, changes in the mix of demand for commercial real estate space, decreased demand for urban office and retail space generally which may not be offset by increased demand for suburban office, data storage, fulfillment, and distribution centers and life sciences facilities or otherwise, and which could materially reduce demand for commercial space and have a material adverse effect on the nature of and demand for our commercial real estate services, including the time and expense related to such repositioning, as well as risks related to declines in real estate values, including due to sales of loans previously held by failed financial institutions, increases in commercial real estate lending rates, and the volume of committed investment capital;
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
•potential deterioration of equity and debt capital markets for commercial real estate and related services, potential unavailability of traditional sources of financing and a need for alternative sources, and our ability to access the capital markets as needed or on reasonable terms and conditions;
•pricing, commissions and fees, and market position with respect to any of our products and services and those of our competitors, some of which may have greater financial and operational resources than we do;
•the effect of industry concentration and reorganization, reduction of customers and consolidation;
•uncertainties related to our ongoing integration of Knotel, Deskeo, BH2, McCall & Almy, Open Realty, Spring11 and Gerald Eve or any other businesses that we may acquire and the synergies and revenue growth generated from these and other acquisitions as we build out our international and domestic businesses;
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
•our relationship and transactions with Cantor and its affiliates including CF&Co and CCRE, Newmark’s structure, including Newmark Holdings, which is owned by Newmark, Cantor, Newmark’s employee partners and other partners, and Newmark OpCo, the timing and impact of any actual or future changes to our organization or structure, any challenges to our interpretation or application of tax laws to our structure, any related party transactions, conflicts of interest, or loans to or from Newmark or Cantor, Newmark Holdings or Newmark OpCo, including the balances and interest rates thereof from time to time and any convertible or equity features of any such loans, repurchase agreements and joint ventures, and CF&Co’s acting as our placement agent in connection with certain capital markets transactions;
•competition for and retention of brokers and other producers, managers and key employees, our ability to integrate newly hired producers, and the duration of the period between when we hire producers and when they achieve full productivity;
•the impact on our stock price from any future reduction of our dividend or future changes in our capital deployment priorities, including repurchases of shares, purchases of limited partnership interests, and our dividend policy, and in Newmark Holdings’ distributions to partners;
•the effect of any layoffs, furloughs, salary cuts, and lower commissions or bonuses on the repayment of partner loans;
•our ability to maintain or develop relationships with independently owned offices or affiliated businesses or partners in our businesses;
•the effect on our businesses of any extraordinary transactions, mergers, acquisitions, business combinations, dispositions, divestitures, restructurings, or reorganizations, including potential dilution, taxes, costs, and other impacts;
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
•risks inherent in doing business in and expanding into international markets or with international partners, including economic or geopolitical conditions or uncertainties, the actions of governments or central banks, the risks of possible nationalization and/or foreign ownership restrictions, expropriation, price controls, capital controls, foreign currency fluctuations, regulatory and tax requirements, economic and/or political instability, geographic, time zone, language and cultural differences among personnel in different areas of the world, exchange controls and other restrictive government actions, the outbreak of hostilities, the pursuit of trade, border control or other related policies by the U.S. and/or other countries (including U.S.-China trade relations), economic volatility in the U.K., rising political and other tensions between the U.S. and China, the conflict between Ukraine and Russia, conflicts in the Middle East and other ongoing or new conflicts in those or other regions, as well as potential changes in these factors as a result of the upcoming change in the U.S. presidential administration;
•political and/or civil unrest in the U.S. or abroad, including demonstrations, riots, boycotts, and rising tensions with law enforcement, the impact of elections, or other social and political developments, labor unrest, the impact of U.S. government shutdowns or political impasses, and uncertainties regarding the debt ceiling and the federal budget, including on HUD, as well as potential changes in these factors as a result of the upcoming change in the U.S. presidential administration;
•the impact of terrorist acts, acts of war or other violence, as well as disasters or weather-related or similar events, including hurricanes, and heat waves as well as power failures, communication and transportation disruptions, and other interruptions of utilities or other essential services, and the impact of pandemics and other international health incidents;
•the effect on our business, clients, the markets in which we operate, and the economy in general of fluctuating interest rates, market volatility, and inflationary pressures and the Federal Reserve’s response thereto, infrastructure spending, changes in U.S. and foreign tax and other laws, interpretation of tax law, potential policy and regulatory changes in Mexico and other countries, sequestrations, uncertainties regarding the debt ceiling and the federal budget, and future changes to tax and other policies resulting from elections and changes in governments;
•the impact of any claims or litigation related to compensation, or other transactions with our executive officers;
•our dependence upon our key employees, our ability to build out successful succession plans, our ability to enforce post-employment restrictive covenants applicable to certain of our key employees and the potential impact of the Federal Trade Commission’s ban on non-compete provisions, which may impact our employment arrangements and awards if such ban ultimately comes into effect, the impact of absence due to illness or leave of certain key executive officers or employees and our ability to attract, retain, motivate and integrate new employees, as well as the competing demands on the time of certain of our executive officers who also provide services to Cantor, BGC and various other ventures and investments sponsored by Cantor or otherwise;
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
•costs and expenses of developing, maintaining and protecting our intellectual property, as well as employment, regulatory and other litigation and proceedings and their related costs, including related to acquisitions and other matters, including judgments, fines, or settlements paid, reputational risk, and the impact thereof on our financial results and cash flows in any given period;
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
•risks associated with the temporary or longer-term investment of our available cash, including in Newmark OpCo, defaults or impairments of the Company’s investments (including investments in non-marketable securities), joint venture interests, stock loans or cash management vehicles and collectability of loan balances owed to us by partners, employees, Newmark OpCo or others;
•the impact of any reduction in the willingness of commercial property owners to outsource their property management needs;
•our ability to enter new markets or develop new products or services and to induce clients to use these products or services and to secure and maintain market share;
•our ability to enter into marketing and strategic alliances or business combinations and attract investors or partners or engage in restructuring, rebranding or other transactions, including mergers, acquisitions, dispositions, divestitures, reorganizations, partnering opportunities and joint ventures, the anticipated benefits of any such transactions, relationships or growth and the future impact of any such transactions, relationships or growth on other businesses and financial results for current or future periods, the integration of any completed acquisitions and the use of proceeds of any completed dispositions or divestitures, the impact of amendments and/or terminations of any strategic arrangements, and the value of any hedging entered into in connection with consideration received or to be received in connection with such dispositions and any transfers thereof;
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

•the impact of our ESG or “sustainability” ratings on decisions by clients, investors, potential clients and other parties with respect to our business, investments in us, our borrowing opportunities or the market for and trading price of our Class A common stock or Company debt securities, or other matters;
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

PART I
ITEM 1. FINANCIAL STATEMENTS

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(unaudited)

	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$178,583	$164,894
Restricted cash	105,755	93,812
Loans held for sale, at fair value	1,027,781	528,944
Receivables, net	542,889	622,508
Other current assets (see Note 17)	138,171	95,946
Total current assets	1,993,179	1,506,104
Goodwill	783,173	776,547
Mortgage servicing rights, net	506,962	531,203
Loans, forgivable loans and other receivables from employees and partners, net	788,233	651,197
Right-of-use assets	540,072	596,362
Fixed assets, net	173,273	178,035
Other intangible assets, net	73,003	83,626
Other assets (see Note 17)	146,161	148,501
Total assets	$5,004,056	$4,471,575
Liabilities, Redeemable Partnership Interests, and Equity:
Current liabilities:
Warehouse facilities collateralized by U.S. Government Sponsored Enterprises	$985,801	$498,631
Accrued compensation	343,131	400,765
Accounts payable, accrued expenses and other liabilities (see Note 26)	627,058	583,564
Payables to related parties	6,045	6,644
Total current liabilities	1,962,035	1,489,604
Long-term debt	770,405	547,260
Right-of-use liabilities	527,311	598,044
Other long-term liabilities (see Note 26)	251,982	241,741
Total liabilities	3,511,733	2,876,649
Commitments and contingencies (see Note 28)
Redeemable partnership interests	13,365	16,244
Equity:
Class A common stock, par value of $0.01 per share: 1,000,000,000 shares authorized; 219,910,910 and 209,511,896 shares issued at September 30, 2024 and December 31, 2023, respectively, and 146,962,810 and 152,639,359 shares outstanding at September 30, 2024 and December 31, 2023, respectively	2,199	2,095
Class B common stock, par value of $0.01 per share: 500,000,000 shares authorized; 21,285,533 shares issued and outstanding at September 30, 2024 and December 31, 2023, convertible into Class A common stock	212	212
Additional paid-in capital	723,120	657,736
Retained earnings	1,166,969	1,166,675
Treasury stock at cost: 72,948,100 and 56,591,397 shares of Class A common stock at September 30, 2024 and December 31, 2023, respectively	(721,023)	(569,235)
Accumulated other comprehensive loss	(459)	(4,555)
Total stockholders’ equity	1,171,018	1,252,928
Noncontrolling interests	307,940	325,754
Total equity	1,478,958	1,578,682
Total liabilities, redeemable partnership interests, and equity	$5,004,056	$4,471,575

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Management services, servicing fees and other	$282,623	$253,749	$802,335	$706,701
Leasing and other commissions	214,581	203,268	581,937	600,185
Capital markets	188,708	159,266	481,514	416,040
Total revenues	685,912	616,283	1,865,786	1,722,926
Expenses:
Compensation and employee benefits	392,277	371,250	1,097,994	1,046,531
Equity-based compensation and allocations of net income to limited partnership units and FPUs	48,749	29,548	125,678	84,805
Total compensation and employee benefits	441,026	400,798	1,223,672	1,131,336
Operating, administrative and other	151,942	140,930	437,622	406,738
Fees to related parties	7,638	6,244	21,847	20,863
Depreciation and amortization	44,576	41,463	129,430	122,327
Total operating expenses	645,182	589,435	1,812,571	1,681,264
Other income, net	321	3,203	5,944	4,118
Income from operations	41,051	30,051	59,159	45,780
Interest expense, net	(7,863)	(7,542)	(23,341)	(24,727)
Income before income taxes and noncontrolling interests	33,188	22,509	35,818	21,053
Provision for income taxes	8,847	8,356	14,378	12,019
Consolidated net income	24,341	14,153	21,440	9,034
Less: Net income attributable to noncontrolling interests	6,547	4,206	5,620	3,007
Net income available to common stockholders	$17,794	$9,947	$15,820	$6,027
Per share data:
Basic earnings per share
Net income available to common stockholders	$17,794	$9,947	$15,820	$6,027
Basic earnings per share	$0.10	$0.06	$0.09	$0.03
Basic weighted-average shares of common stock outstanding	170,088	174,129	172,767	173,549
Fully diluted earnings per share
Net income for fully diluted shares	$26,151	$14,075	$22,968	$8,293
Fully diluted earnings per share	$0.10	$0.06	$0.09	$0.03
Fully diluted weighted-average shares of common stock outstanding	254,970	247,240	255,376	243,882
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consolidated net income	$24,341	$14,153	$21,440	$9,034
Foreign currency translation adjustments	10,186	(9,846)	5,124	(1,895)
Comprehensive income, net of tax	34,527	4,307	26,564	7,139
Less: Comprehensive income attributable to noncontrolling interests, net of tax	8,585	2,366	6,648	2,572
Comprehensive income available to common stockholders	$25,942	$1,941	$19,916	$4,567

The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)
(unaudited)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, July 1, 2024	$2,165	$212	$703,299	$(648,820)	$1,154,280	$(8,607)	$320,434	$1,522,963
Consolidated net income	—	—	—	—	17,794	—	6,547	24,341
Foreign currency translation adjustments	—	—	—	—	—	8,148	2,038	10,186
Dividends to common stockholders	—	—	—	—	(5,105)	—	—	(5,105)
Purchase of limited partnership interests	—	—	(9,066)	—	—	—	(2,218)	(11,284)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(12,358)	(12,358)
Grant of exchangeability, redemption and issuance of Class A common stock, 3,384,588 shares	34	—	41,457	—	—	—	14,235	55,726
Contributions of capital to and from Cantor for equity-based compensation	—	—	(16,607)	—	—	—	(4,063)	(20,670)
Repurchase of 6,779,828 shares of Class A Common Stock	—	—	—	(71,949)	—	—	(17,601)	(89,550)
Forfeiture of Class A common stock, 26,879 shares	—	—	—	(254)	—	—	(62)	(316)
Restricted stock units compensation	—	—	4,037	—	—	—	988	5,025
Balance, September 30, 2024	$2,199	$212	$723,120	$(721,023)	$1,166,969	$(459)	$307,940	$1,478,958

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2024	$2,095	$212	$657,736	$(569,235)	$1,166,675	$(4,555)	$325,754	$1,578,682
Consolidated net income	—	—	—	—	15,820	—	5,620	21,440
Foreign currency translation adjustments	—	—	—	—	—	4,096	1,028	5,124
Dividends to common stockholders	—	—	—	—	(15,526)	—	—	(15,526)
Purchase of limited partnership interests	—	—	(9,066)	—	—	—	(2,218)	(11,284)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(14,658)	(14,658)
Grant of exchangeability, redemption and issuance of Class A common stock, 9,994,868 shares	104	—	79,300	—	—	—	30,444	109,848
Contributions of capital to and from Cantor for equity-based compensation	—	—	(16,960)	—	—	—	(4,148)	(21,108)
Repurchase of 15,745,930 shares of Class A Common Stock	—	—	—	(146,654)	—	—	(35,564)	(182,218)
Forfeiture of Class A common stock, 263,268 shares	—	—	410	(5,134)	—	—	(1,141)	(5,865)
Restricted stock units compensation	—	—	11,700	—	—	—	2,823	14,523
Balance, September 30, 2024	$2,199	$212	$723,120	$(721,023)	$1,166,969	$(459)	$307,940	$1,478,958

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, July 1, 2023	$2,053	$212	$613,847	$(549,617)	$1,130,645	$(5,443)	$303,514	$1,495,211
Consolidated net income	—	—	—	—	9,947	—	4,206	14,153
Foreign currency translation adjustments	—	—	—	—	—	(8,006)	(1,840)	(9,846)
Dividends to common stockholders	—	—	—	—	(5,245)	—		(5,245)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(440)	(440)
Grant of exchangeability, redemption and issuance of Class A common stock, 2,014,382 shares	20	—	14,385	—	—	—	5,585	19,990
Contributions of capital to and from Cantor for equity-based compensation	—	—	(1,445)	—	—	—	(486)	(1,931)
Repurchase of 2,787,291 shares of Class A Common Stock	—	—	—	(15,429)	—	—	(3,480)	(18,909)
Restricted stock units compensation	—	—	4,498	—	—	—	1,015	5,513
Balance, September 30, 2023	$2,073	$212	$631,285	$(565,046)	$1,135,347	$(13,449)	$308,074	$1,498,496

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance, January 1, 2023	$2,011	$212	$584,709	$(538,612)	$1,145,006	$(11,989)	$343,528	$1,524,865
Consolidated net income	—	—	—	—	6,027	—	3,007	9,034
Foreign currency translation adjustments	—	—	—	—	—	(1,460)	(435)	(1,895)
Cantor purchase of Cantor units from Newmark Holdings upon redemption/ exchange of FPUs, 422,646 units	—	—	—	—	—	—	1,760	1,760
Dividends to common stockholders	—	—	—	—	(15,686)	—	—	(15,686)
Purchase of noncontrolling interests	—	—	(3,462)				(18,484)	(21,946)
Earnings distributions to limited partnership interests and other noncontrolling interests	—	—	—	—	—	—	(32,179)	(32,179)
Grant of exchangeability, redemption and issuance of Class A common stock, 6,218,592 shares	62	—	39,554	—	—	—	14,580	54,196
Contributions of capital to and from Cantor for equity-based compensation	—	—	(1,902)	—	—	—	(535)	(2,437)
Repurchase of 5,141,508 shares of Class A Common Stock	—	—	—	(26,434)	—	—	(5,836)	(32,270)
Restricted stock units compensation	—	—	12,386	—	—	—	2,668	15,054
Balance, September 30, 2023	$2,073	$212	$631,285	$(565,046)	$1,135,347	$(13,449)	$308,074	$1,498,496

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividends declared per share of common stock	$0.03	$0.03	$0.09	$0.09
Dividends declared and paid per share of common stock	$0.03	$0.03	$0.09	$0.09
The accompanying Notes to the unaudited Condensed Consolidated Financial Statements are an integral part of these financial statements.

NEWMARK GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$21,440	$9,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on originated mortgage servicing rights	(63,798)	(54,789)
Depreciation and amortization	129,430	122,327
Provision (benefit) for credit losses on the financial guarantee liability	(1,317)	3,405
Provision (reversal) for doubtful accounts	(371)	(1,330)
Equity-based compensation and allocation of net income to limited partnership units and FPUs	125,678	84,805
Employee loan amortization and other non-cash compensation expense	91,772	78,689
Deferred tax benefit	(136)	—
Non-cash changes in acquisition related earn-outs	(4,033)	381
Unrealized (gains) losses on loans held for sale	(29,937)	550
Income from an equity method investment	—	(14,221)
Unrealized (gains) losses on marketable securities	(38)	548
Unrealized losses (gains) on non-marketable investments	(48)	—
Loan originations—loans held for sale	(5,291,238)	(5,253,690)
Loan sales—loans held for sale	4,822,339	4,775,065
Other	(8,988)	11,236
Consolidated net income (loss), adjusted for non-cash and non-operating items	(209,245)	(237,990)
Changes in operating assets and liabilities:
Receivables, net	79,990	23,444
Loans, forgivable loans and other receivables from employees and partners, net	(209,771)	(209,591)
Right-of-use assets	56,290	52,835
Other assets	(45,242)	(13,440)
Accrued compensation	(98,091)	(90,918)
Right-of-use liability	(64,320)	(32,123)
Accounts payable, accrued expenses and other liabilities	78,475	28,841
Payables to related parties	(599)	(6,996)
Net cash used in operating activities	(412,513)	(485,938)
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for acquisitions, net of cash acquired and proceeds from divestitures	—	(99,885)
Proceeds from the exercise of redemption option	—	105,501
Purchase of non-marketable investments	(312)	—
Payments for intangible assets	(1,500)	—
Purchases of fixed assets	(25,490)	(43,821)
Net cash used in investing activities	(27,302)	(38,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from warehouse facilities	5,291,238	5,253,690
Principal payments on warehouse facilities	(4,804,069)	(4,781,639)
Borrowing of debt	835,000	250,000
Repayment of debt	(610,000)	(195,000)
Purchase of limited partnership interests	(11,284)	—
Treasury stock repurchases	(182,219)	(32,270)
Earnings and tax distributions to limited partnership interests and other noncontrolling interests	(32,325)	(31,655)
Dividends to stockholders	(15,526)	(15,686)
Payments on acquisition earn-outs	—	(983)
Deferred financing costs	(5,368)	(1,991)
Net cash provided by financing activities	465,447	444,466
Net increase (decrease) in cash and cash equivalents and restricted cash	25,632	(79,677)
Cash and cash equivalents and restricted cash at beginning of period	258,706	312,952
Cash and cash equivalents and restricted cash at end of period	$284,338	$233,275

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$29,767	$24,359
Taxes	$46,601	$45,971
Supplemental disclosure of non-cash operating, investing and financing activities:
Right-of-use assets and liabilities	$42,005	$57,688

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

Newmark receives administrative services to support its operations, and in return, Cantor allocates certain of its expenses to Newmark. Such expenses represent costs related to, but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other services. These costs, together with an allocation of Cantor’s overhead costs, are included as expenses on the accompanying unaudited condensed consolidated statements of operations. Where it is possible to specifically attribute such expenses to activities of Newmark, these amounts have been expensed directly to Newmark. Allocation of all other such expenses is based on services agreements with Cantor which reflects the utilization of services provided or benefits received by Newmark during the periods presented on a consistent basis, such as headcount, square footage, revenue, etc. Management believes the assumptions underlying the stand-alone financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Newmark during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Newmark operated independently from Cantor. Actual costs that would have been incurred if Newmark had performed the services itself would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure (see Note 24 — “Related Party Transactions” for an additional discussion of expense allocations).

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The guidance was issued in response to requests from investors for companies to disclose more information about their financial performance at the segment level. The ASU does not change how a public entity identifies its operating segments, aggregates them or applies the quantitative thresholds to determine its reportable segments. The standard will require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis, and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment will be required to provide the new disclosures and all the disclosures currently required under ASC 280. The new guidance will become effective for Newmark’s financial statements issued for annual reporting periods beginning on January 1, 2024 and for the interim periods beginning on January 1, 2025, will require retrospective presentation, and early adoption is permitted. Management is continuing its implementation effort of the new guidance, including drafting new financial statement disclosures required by the standard and developing appropriate internal controls.

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

SEC Rule on Climate-Related Disclosures

On March 6, 2024 the SEC adopted the final rules, The Enhancement and Standardization of Climate-Related Disclosures for Investors, that will require registrants to provide climate-related disclosures in a note to the audited financial statements. The disclosures will include certain effects of severe weather events and other natural conditions, including the aggregate amounts and where in the financial statements they are presented. If carbon offsets or renewable energy credits or certificates (RECs) are deemed a material component of the registrant’s plans to achieve its disclosed climate-related targets, registrants will be required to disclose information about the offsets and RECs. Registrants will also be required to disclose whether and how (1) exposures to risks and uncertainties associated with, or known impacts from, severe weather events and other natural conditions and (2) any disclosed climate-related targets or transition plans materially impacted the estimates and assumptions used in preparing the financial statements. Finally, registrants will be required to disclose additional contextual information about the above disclosures, including how each financial statement effect was derived and the accounting policy decisions made to calculate the effects, for the most recently completed fiscal year and, if previously disclosed or required to be disclosed, for the historical fiscal year for which audited consolidated financial statements are included in the filing. Subsequent to the issuance, the SEC has released an order staying the final rules pending judicial review of all of the petitions challenging the rules. Absent the stay, the rules would have been effective for Newmark on May 28, 2024 and phased in starting in 2025. Management is currently monitoring the developments pertaining to the final rules and any resulting potential impacts on the accompanying unaudited condensed consolidated financial statements.

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

As a result of the Separation, the limited partnership interests in Newmark Holdings were distributed to the holders of limited partnership interests in BGC Holdings, whereby each holder of BGC Holdings limited partnership interests at that time received a corresponding Newmark Holdings limited partnership interest, determined by the Contribution Ratio, which was equal to a BGC Holdings limited partnership interest multiplied by one divided by 2.2, divided by the Exchange Ratio. Initially, the Exchange Ratio equaled one, so that each Newmark Holdings limited partnership interest was exchangeable for one share of Newmark Class A common stock; however, such Exchange Ratio is subject to adjustment. For reinvestment, acquisition or other purposes, Newmark may determine on a quarterly basis to distribute to its stockholders a smaller percentage of its income than Newmark Holdings distributes to its equity holders (excluding tax distributions from Newmark Holdings) of the cash that it received from Newmark OpCo. In such circumstances, the Separation and Distribution Agreement provides that the Exchange Ratio will be reduced to reflect the amount of additional cash retained by Newmark as a result of the distribution of such smaller percentage, after the payment of taxes. As of September 30, 2024, the Exchange Ratio equaled 0.9257.

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

General

Certain of the limited partnership interests, described above, have been granted exchangeability into BGC Class A common stock, prior to the Corporate Conversion, or shares of Newmark Class A common stock, and additional limited partnership interests may become exchangeable for Newmark Class A common stock. At the time exchangeability is granted, Newmark recognizes an expense based on the fair value of the award on that date, which is included in “Equity-based compensation and allocations of net income to limited partnership units and FPUs” on the accompanying unaudited condensed consolidated statements of operations. In addition, certain limited partnership interests have been granted the right to exchange into a Newmark partnership unit with a capital account, such as HDUs. HDUs have a stated capital account which is initially based on the closing trading price of Newmark Class A common stock at the time the HDU is granted and are included in “Accrued Compensation” on the accompanying unaudited condensed consolidated balance sheets. HDUs participate in quarterly partnership distributions and are not exchangeable into shares of Class A common stock. Limited partnership interests held by Cantor in Newmark Holdings as of September 30, 2024 are exchangeable for up to 24.9 million shares of Newmark Class B common stock, which are convertible into Class A common stock. Limited partnership interests in Newmark Holdings held by a partner or Cantor may become exchangeable for a number of shares of Newmark Class A or Class B common stock equal to the number of limited partnership interests multiplied by the Exchange Ratio at that time. As of September 30, 2024, the Exchange Ratio equaled 0.9257.

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

(3)    Summary of Significant Accounting Policies

For a detailed discussion about Newmark’s significant accounting policies, see Note 3 — “Summary of Significant Accounting Policies” in Newmark’s consolidated financial statements included in Part II, Item 8 of Newmark’s Annual Report on Form 10-K for the year ended December 31, 2023. There were no significant changes made to Newmark’s significant accounting policies during the three and nine months ended September 30, 2024.

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

Financial guarantee liability:
Newmark has adopted ASC 326 which impacted the expected credit loss reserving methodology for the financial guarantee liability provided under the Fannie Mae DUS and Freddie Mac TAH. The expected credit loss is modeled based on Newmark’s historical loss experience adjusted to reflect current economic conditions. A significant amount of judgment is required in the determination of the appropriate reasonable and supportable period, the methodology used to incorporate current and future macroeconomic conditions, determination of the probability of and exposure at default or non-payment, current delinquency status, loan size, terms, amortization types, and the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value), all of which are ultimately used in measuring the quantitative components of the reserve. Beyond the reasonable and supportable period, Newmark estimates expected credit losses using its historical loss rates. In addition, Newmark reviews the reserves periodically and makes adjustments for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses. In order to estimate credit losses, assumptions about current and future economic conditions are incorporated into the model using multiple economic scenarios that are weighted to reflect the conditions at each measurement date. During the three and nine months ended September 30, 2024, there was a decrease in the CECL related provision of $3.0 million and $1.7 million, respectively. During the three and nine months ended September 30, 2023, there was an increase in the CECL related provision of $0.8 million and $1.6 million, respectively. The balance of the financial guarantee liabilities was $26.9 million and $28.6 million as of September 30, 2024 and December 31, 2023, respectively, and is included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Receivables, net:
Newmark has accrued commissions receivable from real estate brokerage transactions, management services and other receivables from contractual management assignments. Receivables are presented net of the CECL allowance as discussed above and are included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets. For its CECL reserve, Newmark segregated its receivables into certain pools based on similar risk characteristics and further defined a range of potential loss rates for each pool based on aging. Newmark designed its methodology to allow for a range of loss rates in each pool such that changes in forward-looking conditions can be incorporated into the estimate. Each pool is assigned a loss rate that incorporates management’s view of current conditions and forward-looking conditions that inform the level of expected credit losses in each pool. The credit loss estimate includes specifically identified amounts for which payment has become unlikely. During the three and nine months ended September 30, 2024, there was an increase (decrease) in the CECL related provision of $19 thousand and $(1.8) million, respectively. During the three and nine months ended September 30, 2023, there was an increase (decrease) in the CECL related provision of $(0.5) million and $0.6 million, respectively. The balance of the reserve was $17.7 million and $19.5 million, respectively, as of September 30, 2024 and December 31, 2023 and is included in “Receivables, net” on the accompanying unaudited condensed consolidated balance sheets.

Loans, Forgivable Loans and Other Receivables from Employees and Partners, net:
Newmark has entered into various agreements with certain of its employees and partners, whereby these individuals receive loans which may be either wholly or in part repaid from the distribution earnings that the individual receives on some or all of their limited partnership units and from proceeds of the sales of the employees’ shares of our Class A common stock or may be forgiven over a period of time. The forgivable portion of these loans is not included in Newmark’s estimate of expected credit losses when employees meet the conditions for forgiveness through their continued employment over the specified time period and is recognized as compensation expense over the life of the loan. The amounts due from terminated employees that Newmark does not expect to collect are included in the allowance for credit losses. As of both September 30, 2024 and December 31, 2023, the balance of this reserve was $9.4 million and is included in “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets.

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

Reclassifications:
The Company has made reclassifications to prior period amounts to conform to current period presentation. These reclassifications had no effect on the reported results of operations. “Commercial mortgage origination, net” and “Investment sales” have been combined into one line, “Capital markets.” For the three and nine months ended September 30, 2023, $94.7 million and $244.3 million, respectively, of Investment sales, and $64.6 million and $171.7 million, respectively, of

Commercial mortgage origination, net, was combined into $159.3 million and $416.0 million, respectively, of Capital markets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Management services, servicing fees and other	$282,623	$253,749	$802,335	$706,701
Leasing and other commissions	214,581	203,268	581,937	600,185
Capital markets	188,708	159,266	481,514	416,040
Revenues	$685,912	$616,283	$1,865,786	$1,722,926
Geographic Information
The Company offers products and services in the U.S., U.K., Asia, Other Europe, and Other Americas. Information regarding revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S.	$594,139	$531,814	$1,607,862	$1,502,610
U.K.	51,006	45,816	147,283	111,829
Other (1)	40,767	38,653	110,641	108,487
Revenues	$685,912	616,283	$1,865,786	1,722,926
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

The following is the calculation of Newmark’s basic EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic earnings per share:
Net income (loss) available to common stockholders	$17,794	$9,947	$15,820	$6,027
Basic weighted-average shares of common stock outstanding	170,088	174,129	172,767	173,549
Basic earnings per share	$0.10	$0.06	$0.09	$0.03

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

The following is the calculation of Newmark’s fully diluted EPS (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fully diluted earnings per share:
Net income (loss) available to common stockholders	$17,794	$9,947	$15,820	$6,027
Allocations of net income to limited partnership interests in Newmark Holdings, net of tax	8,357	4,128	7,148	2,266
Net income (loss) for fully diluted shares	$26,151	$14,075	$22,968	$8,293
Weighted-average shares:
Common stock outstanding	170,088	174,129	172,767	173,549
Partnership units(1)	79,371	71,125	77,792	68,658
RSUs (Treasury stock method)	5,138	1,463	4,398	1,193
Newmark exchange shares	373	523	419	482
Fully diluted weighted-average shares of common stock outstanding	254,970	247,240	255,376	243,882
Fully diluted earnings per share	$0.10	$0.06	$0.09	$0.03
(1)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for more information).

For the three and nine months ended September 30, 2024, 0.1 million and 0.3 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2023, 3.5 million and 4.8 million potentially dilutive securities, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

(6)    Stock Transactions and Unit Purchases

As of September 30, 2024, Newmark has two classes of authorized common stock: Class A common stock and Class B common stock.

Class A Common Stock
Each share of Class A common stock is entitled to one vote. Newmark has 1.0 billion authorized shares of Class A common stock at $0.01 par value per share.

Changes in shares of Newmark’s Class A common stock outstanding were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares outstanding at beginning of period	150,384,929	152,234,598	152,639,359	150,384,605
Share issuances:
LPU redemption/exchange	2,969,977	1,633,627	8,137,918	4,719,878
Issuance of Class A common stock for Newmark RSUs	414,611	380,755	1,856,950	1,652,903
Other	(26,879)	—	74,513	(154,189)
Treasury stock repurchases	(6,779,828)	(2,787,291)	(15,745,930)	(5,141,508)
Shares outstanding at end of period	146,962,810	151,461,689	146,962,810	151,461,689

Class B Common Stock
Each share of Class B common stock is entitled to 10 votes and is convertible at any time into one share of Class A common stock.

As of both September 30, 2024 and December 31, 2023, there were 21.3 million shares of Newmark Class B common stock outstanding.

Share Repurchases and Unit Purchases
On November 4, 2022, the Board and Audit Committee reauthorized the $400.0 million Newmark share repurchase and unit purchase authorization, which has no expiration date and which may include purchases from Cantor, its partners or employees or other affiliated persons or entities.

From time to time, Newmark may actively continue to repurchase shares and/or purchase units. During the three and nine months ended September 30, 2024, Newmark repurchased 6.8 million and 15.7 million shares of Class A common stock at an average price of $13.21 per share and $11.56 per share, respectively. On September 23, 2024, the Company purchased 795,376 of Barry Gosin’s previously awarded LPUs (consisting of 123,336 APSUs, 611,167 PSUs, and 60,873 SPUs) at a price per unit of $14.19 (which was $15.34, the closing price of a share of the Company’s Class A common stock on September 23, 2024, multiplied by the then-current exchange ratio of 0.9248). There were no additional unit purchases for the three and nine months ended September 30, 2024, and no units purchased during the three and nine months ended September 30, 2023. The transaction was approved by the Compensation Committee. As of September 30, 2024, Newmark had $161.3 million remaining from its share repurchase and unit purchase authorization. During the three and nine months ended September 30, 2023, Newmark repurchased 2.8 million and 5.1 million shares of Class A common stock at an average price of $6.78 and $6.28 per share, respectively.

The following table details Newmark’s share repurchases and unit purchases for cash under the current program. The gross unit purchases and share repurchases of Newmark’s Class A common stock during the nine months ended September 30, 2024 were as follows (in thousands, except shares and units and per unit or share amounts):

	Total Number of Shares/Units Repurchased/Purchased	Average Price Paid per Share/Unit	Approximate Dollar Value of Units and Shares That May Yet Be Repurchased/ Purchased Under the Program
Unit Purchases
January 1, 2024 - March 31, 2024	—	$—
April 1, 2024 - June 30, 2024	—	$—
July 2024	—	$—
August 2024	—	$—
September 2024	795,376	$14.19
Total Unit Purchases	795,376	$14.19

Share Repurchases
January 1, 2024 - March 31, 2024	3,463,399	$10.73
April 1, 2024 - June 30, 2024	5,502,703	$10.09
July 2024	—	$—
August 2024	4,512,930	$12.58
September 2024	2,266,898	$14.46
Total Share Repurchases	15,745,930	$11.56	$161,300

Redeemable Partnership Interests
The changes in the carrying amount of FPUs follow (in thousands):

	September 30, 2024	December 31, 2023
Balance at beginning of period:	$16,244	$16,550
Income allocation	422	1,451
Distributions of income	(1,158)	(380)
Issuance and other	(2,143)	(1,377)
Balance at end of period	$13,365	$16,244

(7)    Investments

Newmark had a 27% ownership in Real Estate LP, a joint venture with Cantor in which Newmark had the ability to exert significant influence over the operating and financial policies. Accordingly, Newmark accounted for this investment under the equity method of accounting. Newmark recognized equity income of $5.7 million and $14.2 million for the three and nine months ended September 30, 2023, respectively. Equity income (loss) is included in “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. On July 20, 2022, Newmark exercised its redemption option. In December 2022, the Audit Committee authorized a subsidiary of Newmark to rescind its July 20, 2022 written notice exercising the optional redemption of its 27% ownership interest in Real Estate LP and amended the joint venture agreement between Newmark and Real Estate LP to provide for a redemption option for this investment after July 1, 2023, with proceeds to be received within 20 days of the redemption notice. A payment of a $44.0 thousand administrative fee was made to Newmark in connection with such amendment. Newmark exercised its redemption option and received payment of $105.5 million from Cantor during the year ended December 31, 2023, terminating Newmark’s interest in Real Estate LP. There was no additional gain recognized on the exercise and receipt of payment.

Investments Carried Under Measurement Alternatives
Newmark has acquired investments in entities for which it does not have the ability to exert significant influence over operating and financial policies.

Newmark did not recognize any realized gains (losses) related to these investments for both the three and nine months ended September 30, 2024 and 2023. Newmark did not recognize any unrealized gains (losses) related to these investments for both the three and nine months ended September 30, 2024. Newmark recognized unrealized gains (losses) of nil and $1.0 million related to these investments for the three and nine months ended September 30, 2023, respectively. The changes in value are included as a part of “Other income (loss), net” on the accompanying unaudited condensed consolidated statements of operations. Additionally, the Company invested nil and $0.3 million during the three and nine months ended September 30,

2024, respectively and Company did not make any new investments during the three and nine months ended September 30, 2023. The carrying values of these investments were $5.2 million and $4.9 million as of September 30, 2024 and December 31, 2023, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

(8)    Capital and Liquidity Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on the accompanying unaudited condensed consolidated financial statements. Management believes that, as of September 30, 2024 and December 31, 2023, Newmark had met all capital requirements. As of September 30, 2024 and December 31, 2023, the most restrictive capital requirement was the net worth requirement of Fannie Mae. Newmark exceeded the minimum requirement by $385.2 million and $409.2 million, respectively, as of September 30, 2024 and December 31, 2023.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. Management believes that, as of September 30, 2024 and December 31, 2023, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. Outstanding borrower advances were $0.3 million and $1.6 million as of September 30, 2024 and December 31, 2023, respectively, and are included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets.

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

	September 30, 2024	December 31, 2023
Cost Basis	$997,844	$502,282
Fair Value	1,027,781	528,944

As of September 30, 2024 and December 31, 2023, all of the loans held for sale were either under commitment to be purchased by Freddie Mac or had confirmed forward trade commitments for the issuance and purchase of Fannie Mae or Ginnie Mae mortgage-backed securities that will be secured by the underlying loans. As of both September 30, 2024 and December 31, 2023, there were no loans held for sale that were 90 days or more past due or in nonaccrual status.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income on loans held for sale	$9,941	$7,409	$22,756	$19,682
Gains (losses) recognized on change in fair value on loans held for sale	13,881	3,937	29,937	(550)

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

The fair value of derivative contracts, computed in accordance with Newmark’s netting policy, is set forth below (in thousands):

	September 30, 2024			December 31, 2023
Derivative contract	Assets	Liabilities	Notional Amounts(1)	Assets	Liabilities	Notional Amounts(1)
Rate lock commitments	$6,900	$2,888	$302,710	$9,604	$1,023	$290,380
Forward Sales Contracts	3,963	17,792	1,300,554	1,259	20,304	792,662
Total	$10,863	$20,680	$1,603,264	$10,863	$21,327	$1,083,042
(1)Notional amounts represent the sum of gross long and short derivative contracts, an indication of the volume of Newmark’s derivative activity, and do not represent anticipated losses.

The changes in fair value of rate lock commitments and Forward Sales Contracts related to mortgage loans are reported as part of “Capital markets” on the accompanying unaudited condensed consolidated statements of operations. The changes in fair value of rate lock commitments are disclosed net of $0.2 million and $0.3 million of expenses for the three months ended September 30, 2024 and 2023, respectively, and $1.0 million and $0.9 million of expenses for the nine months ended September 30, 2024 and 2023, respectively. The changes in fair value of rate lock commitments are reported as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

Gains and losses on derivative contracts, which are included on the accompanying unaudited condensed consolidated statements of operations were as follows (in thousands):

	Location of gains (losses) recognized in income for derivatives	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Derivatives not designed as hedging instruments:
Rate lock commitments	Capital markets	1,870	4,176	5,006	4,076
Rate lock commitments	Compensation and employee benefits	(160)	(298)	(993)	(856)
Forward Sale Contracts	Capital markets	(11,653)	(10,407)	(13,830)	10,007
Total		$(9,943)	$(6,529)	$(9,817)	$13,227

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

(11)    Revenues from Contracts with Customers

The following table presents Newmark’s total revenues separately for its revenues from contracts with customers and other sources of revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues from contracts with customers:
Leasing and other commissions	$214,581	$203,268	$581,937	$600,185
Investment sales	99,223	94,707	261,777	244,304
Mortgage brokerage and debt placement	42,195	24,479	97,555	60,955
Management services	211,977	190,697	604,177	526,848
Total	567,976	513,151	$1,545,446	$1,432,292
Other sources of revenue(1):
Fair value of expected net future cash flows from servicing recognized at commitment, net	26,220	20,997	$65,759	$58,142
Loan originations related fees and sales premiums, net	21,070	19,083	56,423	52,639
Servicing fees and other (2)	70,646	63,052	198,158	179,853
Total	$685,912	$616,283	$1,865,786	$1,722,926

(1)Although these items have customers under contract, they were recorded as other sources of revenue as they were excluded from the scope of ASU No. 2014-9.
(2)Beginning in the first quarter of 2024, the portion of Spring11’s revenues associated with its servicing and asset management portfolio is no longer reported under “Management services” but is instead recorded as part of “Servicing fees” for all periods from the first quarter of 2023 onwards. For the three and nine months ended September 30, 2023, $2.2 million and $6.3 million, respectively, was reclassified from “Management services” to “Servicing fees.”

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

Newmark’s deferred revenue primarily relates to customers paying in advance or billed in advance where the performance obligation has not yet been satisfied. Deferred revenue is recorded as a contract liability. Deferred revenue at September 30, 2024 and December 31, 2023 was $1.5 million and $2.7 million, respectively. For the three and nine months ended September 30, 2024, Newmark recognized revenue of $0.04 million and $1.3 million, respectively, that was recorded as deferred revenue in a previous period. For the three and nine months ended September 30, 2023, Newmark recognized revenue of $0.2 million and $1.7 million, respectively, that was recorded as deferred revenue in a previous period.

For Knotel and Deskeo, the Company’s remaining performance obligations that represent contracted customer revenues, that have not yet been recognized as revenue as of September 30, 2024 and that will be recognized as revenue in future periods over the life of the customer contracts in accordance with ASC 606, are approximately $184.8 million. Over half of the remaining performance obligations as of September 30, 2024 is scheduled to be recognized as revenue within the next twelve months, with the remaining to be recognized over the remaining life of the customer contracts, which extends through 2030.

Approximate future cash flows to be received over the next five years as of September 30, 2024 are as follows (in thousands):

2024	$30,329
2025	92,171
2026	45,242
2027	12,529
2028	4,247
Thereafter	252
Total	$184,770

(12)    Capital markets

Capital markets consists of the following activity (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Investment sales	$99,223	$94,707	$261,777	$244,304
Fair value of expected net future cash flows from servicing recognized at commitment, net	26,220	20,997	65,759	58,142
Loan originations related fees and sales premiums, net	21,070	19,083	56,423	52,639
Mortgage brokerage and debt placement	42,195	24,479	97,555	60,955
Total	$188,708	$159,266	$481,514	$416,040

(13)     Mortgage Servicing Rights, Net

The changes in the carrying amount of MSRs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Mortgage Servicing Rights	2024	2023	2024	2023
Beginning Balance	$516,805	$550,563	$534,390	$576,428
Additions	23,948	23,170	63,798	54,789
Amortization	(29,863)	(29,830)	(87,298)	(87,314)
Ending Balance	$510,890	$543,903	$510,890	$543,903

Valuation Allowance
Beginning Balance	$(2,602)	$(6,032)	$(3,187)	$(7,876)
Decrease (increase)	(1,326)	2,333	(741)	4,177
Ending Balance	$(3,928)	$(3,699)	$(3,928)	$(3,699)
Net Balance	$506,962	$540,204	$506,962	$540,204

Servicing fees are included in “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations and were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Servicing fees (1)	$43,489	$40,215	$127,620	$118,946
Escrow interest and placement fees	16,104	15,004	45,850	37,752
Ancillary fees	1,110	201	1,932	2,961
Total	$60,703	$55,420	$175,402	$159,659
(1) Beginning in the first quarter of 2024, the portion of Spring11’s revenues associated with its servicing and asset management portfolio is no longer reported under “Management services” but is instead recorded as part of “Servicing fees” for all periods from the first quarter of 2023 onwards. For the three and nine months ended September 30, 2023, $2.2 million and $6.3 million, respectively, was reclassified from “Management services” to “Servicing fees.”

 Newmark’s primary servicing portfolio as of September 30, 2024 and December 31, 2023 was $64.6 billion and $62.2 billion, respectively. Newmark’s limited servicing portfolio with recorded MSRs as of September 30, 2024 and December 31, 2023 was $7.5 billion and $10.1 billion, respectively. As of September 30, 2024 and December 31, 2023, Newmark’s limited servicing portfolio also included $104.5 billion and $101.0 billion, respectively, of loans, which did not have recorded MSRs. Also, Newmark is the named special servicer for a number of commercial mortgage-backed securitizations. Upon certain specified events (such as, but not limited to, loan defaults and loan assumptions), the administration of the loan is transferred to Newmark. Newmark’s special servicing portfolio was $2.5 billion and $2.6 billion at September 30, 2024 and December 31, 2023, respectively.

The estimated fair value of the MSRs as of September 30, 2024 and December 31, 2023 was $637.8 million and $680.6 million, respectively.

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

The discount rates used in measuring fair value for the nine months ended September 30, 2024 and year ended December 31, 2023 were between 6.1% and 13.5% and varied based on investor type. An increase in discount rate of 100 basis points or 200 basis points would result in a decrease in fair value by $16.0 million and $31.4 million, respectively, as of September 30, 2024, and by $18.1 million and $35.4 million, respectively, as of December 31, 2023.

(14)    Goodwill and Other Intangible Assets, Net

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2023	$705,894
Acquisitions	75,638
Divestiture	(9,222)
Measurement period and currency translation adjustments	4,237
Balance, December 31, 2023	$776,547
Acquisitions	—
Divestiture	—
Measurement period and currency translation adjustments	6,626
Balance, September 30, 2024	$783,173

Goodwill is not amortized and is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with U.S. GAAP guidance on Goodwill and Other Intangible Assets. Newmark completed its annual goodwill impairment testing for the year ended December 31, 2023, which did not result in a goodwill impairment (see Note 4 — “Acquisitions” for more information).

Other intangible assets consisted of the following (in thousands, except weighted-average life):

	September 30, 2024
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$12,850	$—	$12,850	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	16,488	(12,799)	3,689	1.4
Non-contractual customers	30,131	(18,744)	11,387	7.2
Non-compete agreements	12,781	(7,921)	4,860	3.7
Contractual customers	62,380	(28,965)	33,415	2.9
Other	4,596	(3,184)	1,412	8.9
Total	$144,616	$(71,613)	$73,003	3.8

	December 31, 2023
	Gross Amount	Accumulated Amortization	Net Carrying Amount	Weighted- Average Remaining Life (Years)
Indefinite life:
Trademark and trade names	$11,350	$—	$11,350	N/A
License agreements (GSE)	5,390	—	5,390	N/A
Definite life:
Trademark and trade names	16,275	(10,557)	5,718	2.0
Non-contractual customers	30,131	(17,137)	12,994	8.0
Non-compete agreements	12,514	(6,827)	5,687	4.3
Contractual customers	60,802	(20,078)	40,724	3.5
Other	4,551	(2,788)	1,763	10.4
Total	$141,013	$(57,387)	$83,626	4.3

Intangible amortization expense for the three months ended September 30, 2024 and 2023 was $4.5 million and $4.6 million, respectively, and $13.4 million and $12.6 million for the nine months ended September 30, 2024 and 2023, respectively. Intangible amortization is included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations. Impairment charges are included in intangible amortization expense.

The estimated future amortization of definite life intangible assets as of September 30, 2024 was as follows (in thousands):

2024	$4,570
2025	16,848
2026	13,194
2027	9,100
2028	4,819
Thereafter	6,232
Total	$54,763

(15)    Fixed Assets, Net

Fixed assets, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Leasehold improvements, furniture and fixtures, and other fixed assets	$258,089	$245,262
Software, including software development costs	62,673	56,883
Computer and communications equipment	40,122	37,693
Total, cost	360,884	339,838
Accumulated depreciation and amortization	(187,611)	(161,803)
Total, net	$173,273	$178,035

Depreciation expense for the three months ended September 30, 2024 and 2023 was $9.6 million and $10.2 million, respectively, and $30.3 million and $28.9 million for the nine months ended September 30, 2024 and 2023, respectively. Newmark recorded impairment charges of $1.1 million and $1.0 million for the three months ended September 30, 2024 and 2023, respectively, and $3.1 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively. Impairment charges are included as a part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

Capitalized software development costs for the three months ended September 30, 2024 and 2023 were $2.1 million and $3.4 million, respectively, and $5.2 million and $9.7 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization of software development costs totaled $0.9 million and $0.7 million for the three months ended September 30, 2024 and 2023, respectively, and $2.7 million and $2.0 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization of software development costs is included as part of “Depreciation and amortization” on the accompanying unaudited condensed consolidated statements of operations.

(16)    Leases

Newmark has operating leases for real estate and equipment. These leases have remaining lease terms ranging from one to eleven years, some of which include options to extend the leases in one- to ten-year increments. Renewal periods are included in the lease term only when renewal is reasonably certain, which is a high threshold and requires management to apply judgment to determine the appropriate lease term. Certain leases also include periods covered by an option to terminate the lease if Newmark is reasonably certain not to exercise the termination option. The Company measures its lease payments by including fixed rental payments and, where relevant, variable rental payments tied to an index, such as the Consumer Price Index. Payments for leases in place before the date of adoption of ASC 842, Leases were determined based on previous leases guidance. The Company recognizes lease expense for its operating leases on a straight-line basis over the lease term and variable lease expense not included in the lease payment measurement is recognized as incurred. All leases were classified as operating leases as of September 30, 2024.

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

Total lease liability as of September 30, 2024 was $640.8 million. Of the total amount, $157.0 million of lease liability was within our flexible workspace business whereby the liability was in consolidated SPVs with only $36.6 million of guarantees and/or letters of credit with exposure to Newmark. In addition, Newmark has contracted future customer revenues and sub-lease income as of September 30, 2024 amounting to approximately $197.9 million.

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

Operating lease costs were $33.5 million and $31.8 million for the three months ended September 30, 2024 and 2023, respectively, and $99.0 million and $100.2 million for the nine months ended September 30, 2024 and 2023, respectively, and are included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations. Operating cash flows for the nine months ended September 30, 2024 and 2023 included payments of $98.3 million and $91.1 million for operating lease liabilities, respectively. As of both September 30, 2024 and December 31, 2023, Newmark did not have any leases that have not yet commenced but that create significant rights and obligations. For the three months ended September 30, 2024 and 2023, Newmark had short-term lease expense of $0.1 million and $0.3 million, respectively. For the nine months ended September 30, 2024 and 2023, Newmark had short-term lease expense of $0.4 million and $0.6 million, respectively. For the three months ended September 30, 2024 and 2023, Newmark had sublease income of $0.7 million and $0.8 million, respectively. For the nine months ended September 30, 2024 and 2023, Newmark had sublease income of $2.2 million and $2.3 million, respectively. For the three and nine months ended September 30, 2024, respectively, Newmark did not record lease impairment charges. Newmark recorded a lease impairment charge of $3.5 million for both the three and nine months ended September 30, 2023.

The weighted-average discount rate as of September 30, 2024 and December 31, 2023 was 4.95% and 4.87%, respectively, and the remaining weighted-average lease term was 5.8 years and 6.5 years, respectively.

As of September 30, 2024 and December 31, 2023, Newmark had operating lease Right-of-use assets of $540.1 million and $596.4 million, respectively, and operating lease Right-of-use liabilities of $113.5 million and $107.1 million, respectively, recorded in “Accounts payable, and accrued expenses and other liabilities,” and $527.3 million and $598.0 million, respectively, recorded in “Right-of-use liabilities,” on the accompanying unaudited condensed consolidated balance sheets.

Rent expense, including the operating lease costs above, for the three months ended September 30, 2024 and 2023, was $44.6 million and $40.4 million, respectively, and $127.6 million and $120.9 million for the nine months ended September 30, 2024 and 2023, respectively. Rent expense is included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations.

Newmark is obligated for minimum rental payments under various non-cancelable operating leases, principally for office space, expiring at various dates through 2035. Certain of these leases contain escalation clauses that require payment of additional rent to the extent of increases in certain operating or other costs.

Minimum lease payments under these arrangements, net of payments to be received under a sublease, were as follows (in thousands):

	September 30, 2024	December 31, 2023
2024	$36,832	$135,208
2025	138,280	135,289
2026	130,320	129,261
2027	119,345	119,092
2028	105,342	105,869
Thereafter	210,153	205,270
Total lease payments	$740,272	$829,989
Less: Interest	112,639	135,073
Present value of lease liability	$627,633	$694,916

(17)    Other Current Assets and Other Assets

Other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Derivative assets	$10,863	$10,863
Prepaid expenses	62,481	51,367
Other taxes	42,379	9,607
Rent and other deposits	21,960	22,572
Other	488	1,537
Total	$138,171	$95,946

Other assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Deferred tax assets	$100,452	$100,229
Non-marketable investments	5,213	4,902
Other tax receivables	14,517	9,312
Advances on long-term contracts	—	12,000
Other	25,979	22,058
Total	$146,161	$148,501

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

Newmark had the following lines available and borrowings outstanding (in thousands, except the stated spread to one-month SOFR):

	Committed Lines	Uncommitted Lines	Balance at September 30, 2024	Balance at December 31, 2023	Stated Spread to One-Month SOFR	Rate Type
Warehouse facility due May 6, 2025 (1)(2)	$450,000	$300,000	$151,072	$—	130 bps	Variable
Warehouse facility due September 25, 2025	200,000	200,000	287,130	94,873	130 bps	Variable
Warehouse facility due October 5, 2024 (3)	800,000	600,000	528,357	403,758	130 bps	Variable
Fannie Mae repurchase agreement, open maturity	—	400,000	19,242	—	115 bps	Variable
Total	$1,450,000	$1,500,000	$985,801	$498,631
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
(3)On October 5, 2024, the warehouse line was renewed, extending the maturity date to October 4, 2025.

Pursuant to the terms of the warehouse facilities, Newmark is required to meet several financial covenants. Newmark was in compliance with all covenants as of both September 30, 2024 and December 31, 2023.

The borrowing rates on the warehouse facilities are based on short-term SOFR plus applicable margins. Due to the short-term maturity of these instruments, the carrying amounts approximate fair value.

(19)    Debt

Debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
7.500% Senior Notes	$595,405	$—
Credit Facility	175,000	—
Delayed Draw Term Loan	—	417,260
Cantor Credit Agreement	—	130,000
Long-term debt	770,405	547,260
Total corporate debt	$770,405	$547,260

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$—	$8,422	$—	25,266
Debt issue cost amortization	—	321	—	963
Debt discount amortization	—	339	—	1,000
Total	$—	$9,082	$—	$27,229

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

The carrying amount of the 7.500% Senior Notes was determined as follows (in thousands):

September 30, 2024	December 31, 2023

Principal balance	$600,000	$—
Less: debt issue cost	4,595	—
Total	$595,405	$—

Newmark uses the straight-line method to amortize debt issue costs over the life of the notes. Interest expense, amortization of debt issue costs of the 7.500% Senior Notes, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$11,250	$—	$32,375	$—
Debt issue cost amortization	271	—	772	—
Total	$11,521	$—	$33,147	$—

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

The carrying amount of the Delayed Draw Term Loan was determined as follows (in thousands):

	September 30, 2024	December 31, 2023
Principal balance	$—	$420,000
Less: debt issue cost	—	2,740
Total	$—	$417,260

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$—	$—	$1,038	$—
Debt issue cost amortization	—	—	16	—
Acceleration of debt issuance costs	—	—	$2,653	$—
Total	$—	$—	$3,707	$—

Debt Repurchase Program
On June 16, 2020, the Board and Audit Committee authorized a debt repurchase program for the repurchase of up to $50.0 million of Company debt securities.

As of September 30, 2024, Newmark had $50.0 million remaining under its debt repurchase authorization.

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

As of September 30, 2024, there were $175.0 million of borrowings outstanding under the Credit Facility. As of September 30, 2024, borrowings under the Credit Facility carried an interest rate of 6.81%, with a weighted-average interest rate of 6.91% for the nine months ended September 30, 2024. As of December 31, 2023, there were no borrowings under the Credit Facility. During the nine months ended September 30, 2024, there were $235.0 million of borrowings and $60.0 million of repayments. Newmark uses the straight-line method to amortize debt issue costs over the life of the Credit Facility. Interest expense and amortization of debt issue costs of the Credit Facility, included in “Interest expense, net” on the accompanying unaudited condensed consolidated statements of operations, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$2,725	$2,260	$5,369	$7,536
Debt issue cost amortization	354	264	972	975
Unused facility fee	236	247	792	697
Total	$3,315	$2,771	$7,133	$9,208

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement. Pursuant to the First Cantor Credit Agreement Amendment, Cantor agreed to make certain loans to Newmark from time to time in an aggregate outstanding principal amount of up to $150.0 million under the Cantor Credit Agreement. The Newmark Revolving Loans have substantially the same terms as other loans under the Cantor Credit Agreement, except that until April 15, 2024, the Newmark Revolving Loans would bear interest at a rate equal to 25 basis points less than the interest rate borne by the revolving loans made pursuant to the Credit Facility. Unlike other loans made under the Cantor Credit Agreement, Cantor may demand repayment of the Newmark Revolving Loans prior to the final maturity date of the Cantor Credit Agreement upon three business days’ prior written notice. Also on December 20, 2023, Newmark drew $130.0 million of Newmark Revolving Loans, and used the proceeds to repay the $130.0 million balance then outstanding under the Credit Facility. As of December 31, 2023, there were $130.0 million of borrowings outstanding under the Cantor Credit Agreement. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of September 30, 2024, there was no outstanding balance under the Cantor Credit Agreement.

Pursuant to the terms of the agreements described above, Newmark is required to meet several financial covenants. Newmark was in compliance with all such covenants as of both September 30, 2024 and December 31, 2023.

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

At September 30, 2024, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of $31.0 billion with a maximum potential loss of approximately $9.6 billion. At December 31, 2023, the credit risk loans being serviced by Newmark on behalf of Fannie Mae and Freddie Mac had outstanding principal balances of approximately $29.1 billion with a maximum potential loss of approximately $9.0 billion.

Newmark’s current estimate of expected credit losses considers various factors, including, without being limited to, historical default and losses, current delinquency status, loan size, terms, amortization types, the forward-looking view of the primary risk drivers (debt-service coverage ratio and loan-to-value) based on forecasts of economic conditions and local market performance. During the three and nine months ended September 30, 2024, there were decreases in the provision for expected credit losses of $2.7 million and $1.3 million, respectively. During the three and nine months ended September 30, 2023, there were increases in the provision for expected credit losses of $0.8 million and $3.4 million, respectively. A loan is considered to be delinquent once it is 60 days past due.

As of September 30, 2024, there was one loan in foreclosure that had an outstanding principal balance of $5.1 million, with a maximum loss exposure of $1.7 million. Advances for principal, interest and maintenance costs to be used for the loss calculation are $1.8 million. Proceeds from the liquidation of the asset is estimated to be approximately $6.1 million based on current estimate of fair value. Newmark’s share of the loss was estimated at $0.1 million. During the nine months ended

September 30, 2024, Newmark settled its share of the loss on one credit risk loan for $0.3 million that was in foreclosure as of December 31, 2023.

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

The provisions for risk-sharing were included in “Operating, administrative and other” on the accompanying unaudited condensed consolidated statements of operations as follows (in thousands):

Balance, January 1, 2023	$27,729
Provision for expected credit losses	2,634
Credit loss settlement	(1,812)
Balance, December 31, 2023	$28,551
Provision for expected credit losses	(1,317)
Credit loss settlement	(345)
Balance, September 30, 2024	$26,889

(21)    Concentrations of Credit Risk

The lending activities of Newmark create credit risk in the event that counterparties do not fulfill their contractual payment obligations. In particular, Newmark is exposed to credit risk related to the Fannie Mae DUS and Freddie Mac TAH loans (see Note 20 — “Financial Guarantee Liability”). As of September 30, 2024, 19% and 13% of $9.6 billion of the maximum loss was for properties located in California and Texas, respectively. As of December 31, 2023, 20% and 12% of $9.0 billion of the maximum loss was for properties located in California and Texas, respectively.

(22)    Escrow and Custodial Funds

In conjunction with the servicing of multifamily and commercial loans, Newmark holds escrow and other custodial funds. Escrow funds are held at unaffiliated financial institutions generally in the form of cash and cash equivalents. These funds amounted to $1.3 billion and $1.1 billion, as of September 30, 2024 and December 31, 2023, respectively. These funds are held for the benefit of Newmark’s borrowers and are segregated in custodial bank accounts. These amounts are excluded from the assets and liabilities of Newmark.

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
As required by U.S. GAAP guidance, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following table sets forth by level within the fair value hierarchy financial assets and liabilities accounted for at fair value under U.S. GAAP guidance (in thousands):

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$136	$—	$—	$136
Loans held for sale, at fair value	—	1,027,781	—	1,027,781
Rate lock commitments	—	—	6,900	6,900
Forward Sales Contracts	—	—	3,963	3,963
Total	$136	$1,027,781	$10,863	$1,038,780
Liabilities:
Contingent consideration	—	—	23,122	23,122
Rate lock commitments	—	—	2,888	2,888
Forward Sales Contracts	—	—	17,792	17,792
Total	$—	$—	$43,802	$43,802

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$99	$—	$—	$99
Loans held for sale, at fair value	—	528,944	—	528,944
Rate lock commitments	—	—	9,604	9,604
Forward Sales Contracts	—	—	1,259	1,259
Total	$99	$528,944	$10,863	$539,906
Liabilities:
Contingent consideration	$—	$—	$25,740	$25,740
Rate lock commitments	—	—	1,023	1,023
Forwards Sales Contracts	—	—	20,304	20,304
Total	$—	$—	$47,067	$47,067

There were no transfers among Level 1, Level 2 and Level 3 for the three and nine months ended September 30, 2024 and 2023, respectively.

Level 3 Financial Assets and Liabilities: Changes in Level 3 rate lock commitments, Forward Sales Contracts and contingent consideration measured at fair value on recurring basis were as follows (in thousands):

	As of September 30, 2024
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$9,604	$6,900	$—	$(9,604)	$6,900	$6,900
Forward Sales Contracts	1,259	3,963	—	(1,259)	3,963	3,963
Total	$10,863	$10,863	$—	$(10,863)	$10,863	$10,863

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$25,740	$(2,618)	$—	$—	$23,122	$(2,618)
Rate lock commitments	1,023	2,888	—	(1,023)	2,888	2,888
Forward Sales Contracts	20,304	17,792	—	(20,304)	17,792	17,792
Total	$47,067	$18,062	$—	$(21,327)	$43,802	$18,062

	As of December 31, 2023
	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Assets:
Rate lock commitments	$3,181	$9,604	$—	$(3,181)	$9,604	$9,604
Forward Sales Contracts	11,139	1,259	—	(11,139)	1,259	$1,259
Total	$14,320	$10,863	$—	$(14,320)	$10,863	$10,863

	Opening Balance	Total realized and unrealized gains (losses) included in Net income	Additions	Settlements	Closing Balance	Unrealized gains (losses) outstanding
Liabilities:
Contingent consideration	$8,343	$6,192	$12,189	$(984)	$25,740	$6,192
Rate lock commitments	8,754	1,023	—	(8,754)	1,023	1,023
Forward Sales Contracts	624	20,304	—	(624)	20,304	20,304
Total	$17,721	$27,519	$12,189	$(10,362)	$47,067	$27,519

Quantitative Information About Level 3 Fair Value Measurements

The following tables present quantitative information about the significant unobservable inputs utilized by Newmark in the fair value measurement of Level 3 assets and liabilities measured at fair value on a recurring basis:

September 30, 2024
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$23,122	Discount rate	0.0% - 8.0%	(1)	3.3%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.6%

Derivative assets and liabilities:
Forward Sales Contracts	$3,963	$17,792	Counterparty credit risk	N/A		N/A
Rate lock commitments	$6,900	$2,888	Counterparty credit risk	N/A		N/A

December 31, 2023
Level 3 assets and liabilities	Assets	Liabilities	Significant Unobservable Inputs	Range		Weighted Average
Accounts payable, accrued expenses and other liabilities:
Contingent consideration	$—	$25,740	Discount rate	0.0% - 8.0%	(1)	2.6%
			Probability of meeting earnout and contingencies	99.0% - 100.0%	(1)	99.7%

Derivative assets and liabilities:
Forward Sales Contracts	$1,259	$20,304	Counterparty credit risk	N/A		N/A
Rate lock commitments	$9,604	$1,023	Counterparty credit risk	N/A		N/A
(1)Newmark’s estimate of contingent consideration as of September 30, 2024 and December 31, 2023 was based on the acquired business’ projected future financial performance, including revenues.

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

Information About Uncertainty of Level 3 Fair Value Measurements
The significant unobservable inputs used in the fair value of Newmark’s contingent consideration are the discount rate and probability of meeting earnout and contingencies. Significant increases (decreases) in the discount rate would have resulted in a significantly lower (higher) fair value measurement. Significant increases (decreases) in the probability of meeting earnout and contingencies would have resulted in a significantly higher (lower) fair value measurement. As of September 30, 2024 and December 31, 2023, the present value of expected payments related to Newmark’s contingent consideration was $23.1 million and $25.7 million, respectively (see Note 28 — “Commitments and Contingencies”). As of September 30, 2024 and December 31, 2023, the undiscounted value of the payments, assuming that all contingencies are met, would be $32.9 million and $35.9 million, respectively.

Fair Value Measurements on a Non-Recurring Basis
Equity investments carried under the measurement alternative are remeasured at fair value on a non-recurring basis to reflect observable transactions which occurred during the period. Newmark applied the measurement alternative to equity securities with the fair value of $5.2 million and $4.9 million as of September 30, 2024 and December 31, 2023, respectively, which was included in “Other assets” on the accompanying unaudited condensed consolidated balance sheets. These investments are classified within Level 2 in the fair value hierarchy, because their estimated fair value is based on valuation methods using the observable transaction price at the transaction date.

(24)    Related Party Transactions

(a)Services Agreements

Newmark receives administrative services, including but not limited to, treasury, legal, accounting, information technology, payroll administration, human resources, incentive compensation plans and other support, provided by Cantor and its subsidiaries. Allocated expenses were $7.6 million and $6.2 million for the three months ended September 30, 2024 and 2023, respectively, and $21.8 million and $20.9 million for the nine months ended September 30, 2024 and 2023, respectively. These expenses are included as part of “Fees to related parties” on the accompanying unaudited condensed consolidated statements of operations.

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

As of September 30, 2024 and December 31, 2023, the aggregate balance of employee loans was $788.2 million and $651.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” on the accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2024 and 2023 was $23.5 million and $28.3 million, respectively, and $72.7 million and $78.7 million for the nine months ended September 30, 2024 and 2023, respectively. The compensation expense related to these employee loans is included as part of “Compensation and employee benefits” on the accompanying unaudited condensed consolidated statements of operations.

(c)Transactions with Cantor Commercial Real Estate, L.P.

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.5 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $1.7 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively, which were included as part of “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations.

On July 22, 2019, CCRE Lending made a $146.6 million commercial real estate loan to a single-purpose company in which Mr. Gosin, Newmark’s Chief Executive Officer, owns a 19% interest. This loan is secured by the single-purpose company’s interest in property in Pennsylvania that is subject to a ground lease. While CCRE Lending initially provided the full loan amount, on August 16, 2019, a third-party bank purchased approximately 80% of the loan value from CCRE Lending, with CCRE Lending retaining approximately 20%. This loan matures on August 6, 2029, and is payable monthly at a fixed interest rate of 4.38% per annum.

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

The Retention Bonus Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the date of the Retention Bonus Agreement (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the date of the Retention Bonus Agreement. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the Retention Bonus Agreement. Mr. Lutnick has purchased Newmark Class A common stock with the after-tax proceeds of the initial tranche of the bonus award. The Retention Bonus Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Retention Bonus Agreement) or (ii) an involuntary removal of Mr. Lutnick from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement, dated as of December 13, 2017, by and between Mr. Lutnick and the Company). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The

Retention Bonus Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of Mr. Lutnick’s Change of Control Agreement do not apply to the bonus award. A copy of the Retention Bonus Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2021 and is described in detail under the heading “2021 Lutnick Award” in our definitive proxy statement for our 2024 annual meeting of stockholders, filed with the SEC on September 6, 2024.

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

Barry M. Gosin, Chief Executive Officer

On September 23, 2024, the Company purchased 795,376 of Barry Gosin’s previously awarded LPUs (consisting of 123,336 APSUs, 611,167 PSUs, and 60,873 SPUs) at a price per unit of $14.19 (which was $15.34, the closing price of a share of the Company’s Class A common stock on September 23, 2024, multiplied by the then-current exchange ratio of 0.9248). The transaction was approved by the Compensation Committee, was exempt under Rule 16b-3 of the Exchange Act, and was made pursuant to the Company’s unit purchase authorization.

On August 7, 2024, Mr. Gosin entered into the 2024 Gosin Employment Agreement with Newmark OpCo and Newmark Holdings, which superseded and replaced the 2023 Gosin Employment Agreement. The 2024 Gosin Employment Agreement extends the initial term of Mr. Gosin’s employment under the 2023 Gosin Employment Agreement to run through December 31, 2026, and removes provisions in the 2023 Gosin Employment Agreement that related to Mr. Gosin’s right to terminate the agreement on December 31, 2024, by providing at least six months’ prior notice. In connection with the execution of the 2024 Gosin Employment Agreement and as consideration for his continued service, in addition to the awards previously provided for by the 2023 Gosin Employment Agreement, the Compensation Committee approved the grant to Mr. Gosin of (i) a one-time cash payment of $5,000,000; (ii) an award of 1,694,915 NPSUs, calculated by dividing the total NPSU award by the closing stock price on August 7, 2024, of which $5,000,000 of NPSUs are attributable to calendar year 2025 and $15,000,000 of NPSUs are attributable to calendar year 2026; and (iii) a cash bonus in the gross amount of $1,500,000 with respect to calendar year 2026, payable in calendar year 2027 at such time as bonuses with respect to calendar year 2026 are generally distributed to other similarly situated employees of Newmark OpCo in connection with the year-end compensation review process. Mr. Gosin’s annual total contractual compensation would be $17,500,000 for each of calendar years 2024, 2025, and 2026 (comprised of $1,000,000 salary and $16,500,000 in combined NPSUs and cash awards attributed by the Company) and consistent with his total compensation for calendar year 2023 pursuant to the 2023 Gosin Employment Agreement.

Subject to the terms of the 2024 Gosin Employment Agreement and the grant documents under which the grant of NPSUs to Mr. Gosin was awarded, 25% of such NPSUs grant shall convert into non-exchangeable PSUs on December 31, 2025, and 75% of such NPSUs grant shall convert into non-exchangeable PSUs on December 31, 2026, in each case as adjusted by the then current exchange ratio, subject to the requirement that, as of each applicable conversion date (i) the Company (including its affiliates) earns, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable conversion is to occur, and (ii) except as otherwise provided in the 2024 Gosin Employment Agreement, Mr. Gosin continues to perform substantial services exclusively for Newmark OpCo or any of its affiliates, remains a partner in Newmark Holdings, and complies with the terms of the 2024 Gosin Employment Agreement and any of his obligations to Newmark Holdings, Newmark OpCo or any affiliate. 25% of each of the 2025 and 2026 tranches in non-exchangeable PSUs received upon conversion of such NPSUs will receive exchange rights on December 31 of each year after such conversion, consistent with the schedule for the grant of exchange rights provided for the NPSUs Mr. Gosin received in connection with the 2023 Gosin Employment Agreement, which remains unchanged other than that 1,145,476 of Mr. Gosin’s NPSUs previously awarded under the 2023 Gosin Employment Agreement were adjusted by the exchange ratio and converted into 1,238,620 non-exchangeable PSUs in connection with the signing of the 2024 Gosin Employment Agreement, rather than on their previously scheduled conversion date of December 31, 2024. 25% of such PSUs will continue to receive exchange rights on December 31 of each year starting December 31, 2026, as previously contemplated in the 2023 Gosin Employment Agreement.

A copy of the 2024 Gosin Employment Agreement was attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2024 and is described in detail therein.

On December 31, 2023, 1,145,494 of Mr. Gosin’s Newmark Holdings NPSUs were converted into 1,240,901 Newmark Holdings PSUs as adjusted by the then applicable exchange ratio of 0.9231 pursuant to the 2023 Gosin Employment Agreement.

Pursuant to the 2023 Gosin Employment Agreement, on April 1, 2023, 1,145,494 of Mr. Gosin’s Newmark Holdings NPSUs were converted into 1,237,644 Newmark Holdings PSUs as adjusted by the then applicable exchange ratio of 0.9252. On December 31, 2023, Mr. Gosin received exchange rights on 1/7th of the 1,237,644 Newmark Holdings PSUs converted on April 1, 2023, resulting in 176,804 exchangeable Newmark Holdings PSUs.

Pursuant to the 2023 Gosin Employment Agreement, on March 30, 2023, (a) 203,186 of Mr. Gosin’s non-exchangeable Newmark Holdings PSUs were redeemed and an aggregate of 189,024 shares of Class A common stock of Newmark were issued, as adjusted by the then applicable exchange ratio of 0.9303, and (b) $3,125,001 associated with Mr. Gosin’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes.

On February 10, 2023, Mr. Gosin entered into the 2023 Gosin Employment Agreement with Newmark OpCo and Newmark Holdings. In connection with the 2023 Gosin Employment Agreement, the Compensation Committee approved (i) for a term through at least 2024, with the term running through 2025, an annual cash bonus of $1,500,000; (ii) an upfront advance award of four tranches of 1,145,475 Newmark NPSUs each (calculated by dividing $10,000,000 by the Company’s stock price of $8.73 on February 10, 2023) attributable to each year of the term and (iii) the continued ability to receive discretionary bonuses, if any, subject to approval of the Compensation Committee. In accordance with the 2023 Gosin Employment Agreement, Mr. Gosin’s non-exchangeable NPSUs award has the following features: (i) 25% of such non-exchangeable NPSUs shall convert into non-exchangeable PSUs, with the first 25% installment effective as of April 1, 2023 and the remaining three 25% installments effective as of December 31 of 2023 through 2025, as adjusted upwards by dividing such number of NPSUs by the then-current exchange ratio upon the applicable December 31, provided that, as of each applicable December 31: (x) Newmark, inclusive of its affiliates, earns, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable award of PSUs is to be granted and (y) Mr. Gosin is still performing substantial services exclusively for Newmark OpCo or an affiliate, has not given notice of termination of his services except for circumstances set forth in the 2023 Gosin Employment Agreement, and has not breached his obligations under the Newmark Holdings limited partnership agreement; and (ii) such PSUs as converted from NPSUs shall become exchangeable in ratable portions beginning December 31, 2023 and ending December 31, 2029, in accordance with the terms and conditions as set forth in the 2023 Gosin Employment Agreement. A copy of the 2023 Gosin Employment Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023 and is described in detail therein.

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

(f)     Other Related Party Transactions

Payables to related parties were $6.0 million and $6.6 million as of September 30, 2024 and December 31, 2023, respectively.

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

On December 20, 2023, Newmark entered into a first amendment to the Cantor Credit Agreement and drew $130.0 million of Newmark Revolving Loans available under the Cantor Credit Agreement. The Company used the proceeds from such borrowing, along with cash on hand, to repay the principal and interest related to all of the remaining balance under the Credit Facility. On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of September 30, 2024, there was no outstanding balance under the Cantor Credit Agreement.

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

In January 2022, Cantor entered into an arrangement to sublease excess space from RKF Retail Holdings LLC, a subsidiary of Newmark. The deal was a six-month sublease of approximately 21,000 rentable square feet in New York City. Under the terms of the sublease, Cantor paid all operating and tax expenses attributable to the lease. The sublease was amended to provide for a rate of $81,600 per month based on the size of utilized space, in addition to terms extending on a month-to-month basis. In June 2023, the sublease was extended three months to September 30, 2023. As of December 31, 2023 the sublease had been terminated. Newmark received $0.2 million and $0.7 million from Cantor for the three and nine months ended September 30, 2023, respectively.

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

Transactions with CF&Co

On March 28, 2019, Newmark filed a registration statement on Form S-3 with the SEC pursuant to which CF&Co could make offers and sales of Newmark’s 6.125% Senior Notes in connection with ongoing market-making transactions which could have occurred from time to time. Such market-making transactions in these securities could occur in the open market or be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any of our affiliates, had any obligation to make a market in Newmark’s securities, and CF&Co or any such other affiliate could discontinue market-making activities at any time without notice. Newmark did not receive any proceeds from market-making activities in these securities by CF&Co (or any of its affiliates). This registration statement expired in March 2022. On March 25, 2022, Newmark filed a new registration statement on Form S-3 with the SEC, which was effective upon filing, to replace the one that was expiring. The 6.125% Senior Notes to which this registration statement on Form S-3 related matured on November 15, 2023.

On August 8, 2024, Newmark filed a registration statement on Form S-3 with the SEC, which was effective upon filing, pursuant to which CF&Co may make offers and sales of Newmark’s 7.500% Senior Notes in connection with ongoing market-making transactions which may occur from time to time. Such market-making transactions in these securities may occur in the open market or be privately negotiated at prevailing market prices at a time of resale or at related or negotiated prices. Neither CF&Co, nor any of our affiliates, has any obligation to make a market in Newmark’s securities, and CF&Co or any such other affiliate may discontinue market-making activities at any time without notice. Newmark does not receive any proceeds from market-making activities in these securities by CF&Co (or any of its affiliates).

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9257 as of September 30, 2024. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

As of September 30, 2024, there were 662,703 Founding Partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

7.500% Senior Notes

On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes. On August 8, 2024, the Company filed a registration statement on Form S-3 with the SEC, which was effective upon filing, pursuant to which Cantor, or its successors, assigns, and direct and indirect transferees, may resell their 7.500% Senior Notes from time to time. The Company will not receive any of the proceeds from the resale of the 7.500% Senior Notes, and the selling security holders will pay any underwriting discounts and commissions, brokerage commissions, and transfer taxes, if any, applicable to the notes sold by them.

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

(25)    Income Taxes

The accompanying unaudited condensed consolidated financial statements include U.S. federal, state and local income taxes on Newmark’s allocable share of its U.S. results of operations, as well as taxes payable to jurisdictions outside the U.S. In addition, certain of Newmark’s entities are taxed as U.S. partnerships and are subject to the UBT in New York City. Therefore, the tax liability or benefit related to the partnership income or loss, except for the UBT, rests with the partners (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” for discussion of partnership interests), rather than the partnership entity. Income taxes are accounted for using the asset and liability method, as prescribed in U.S. GAAP guidance for Income Taxes.

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

Pursuant to U.S. GAAP guidance on Accounting for Uncertainty in Income Taxes, Newmark provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. As of both September 30, 2024 and December 31, 2023, Newmark did not have any unrecognized tax benefits which, if recognized, would affect the effective tax rate. Newmark recognized interest and penalties related to income tax matters in “Provision for income taxes” on the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2024, Newmark has not accrued any tax-related interest and penalties.

(26)    Accounts Payable, Accrued Expenses and Other Liabilities

The accounts payable, accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$288,505	$266,486
Outside broker payable	70,397	70,569
Payroll taxes payable	124,204	106,247
Corporate taxes payable	9,775	11,851
Derivative liability	20,680	21,327
Right-of-use liabilities	113,497	107,084
Total	$627,058	$583,564

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued compensation	$117,995	$112,528
Payroll and other taxes payable	64,251	59,277
Financial guarantee liability	26,889	28,551
Deferred rent	7,171	6,381
Contingent consideration	23,122	25,740
Other	12,554	9,264
Total	$251,982	$241,741

(27)    Compensation

Newmark’s Compensation Committee may grant various equity-based awards to employees of Newmark, including RSUs, restricted stock, limited partnership units and shares of Newmark Class A common stock upon exchange or redemption of Newmark Holdings limited partnership units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings”). On December 13, 2017, as part of the Separation, the Equity Plan was approved by Newmark’s then sole stockholder, BGC, for Newmark to issue up to 400.0 million shares of Newmark Class A common stock, of which 400.0 million shares were registered on Forms S-8 as of September 30, 2024. As of September 30, 2024, awards with respect to 105.1 million shares had been granted and 294.9 million shares were available for future awards under the Equity Plan. Upon vesting of RSUs, issuance of restricted stock and exchange or redemption of limited partnership units, Newmark generally issues new shares of its Class A common stock.

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

The Exchange Ratio is the number of shares of Newmark Common Stock that a holder will receive upon exchange of one Newmark Holdings exchangeable unit. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9257 as of September 30, 2024.

As a result of a series of transactions prior to and in anticipation of the Corporate Conversion, all BGC Holdings units held by Newmark employees were redeemed or exchanged, in each case, for shares of BGC Class A common stock.

Newmark incurred compensation expense related to Class A common stock, limited partnership units and RSUs held by Newmark employees as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Issuance of common stock and exchangeability expenses	30,059	15,056	78,017	42,762
Limited partnership units amortization	8,470	5,597	22,986	20,601
RSU amortization	4,994	5,819	18,672	18,003
Total compensation expense	43,523	26,472	119,675	81,366
Allocations of net income to limited partnership units and FPUs (1)	5,226	3,076	6,003	3,439
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$48,749	$29,548	$125,678	$84,805
(1)Certain limited partnership units receive quarterly allocations of net income and are generally contingent upon services being provided by the unit holders, including the Preferred Distribution.

(a) Limited Partnership Units

A summary of the activity associated with limited partnership units held by Newmark employees is as follows:

	Newmark Holdings Units	BGC Holdings Units
Balance, January 1, 2023	30,687,954	5,459,388
Issued	16,092,841	1,506
Redeemed/exchanged units	(3,676,057)	(5,459,895)
Forfeited units/other	(727,772)	(999)
Balance, December 31, 2023(1)	42,376,966	—
Issued	13,265,040	—
Redeemed/exchanged units	(4,721,510)	—
Forfeited units/other	(642,429)	—
September 30, 2024(2)	50,278,067	—

Total exchangeable units outstanding(1):
December 31, 2023	12,189,148	—
September 30, 2024	13,211,955	—
(1)The Limited Partnership Units table above also includes partnership units issued as consideration for acquisitions. As of September 30, 2024, there were 2.7 million such partnership units in Newmark Holdings outstanding, of which 1.8 million units were exchangeable. There were no partnership units in BGC Holdings outstanding. As of December 31, 2023, there were 3.1 million such partnership units in Newmark Holdings outstanding, of which 1.5 million units were exchangeable.
(2)As of September 30, 2024, the total Limited Partnership Units included 2.2 million Newmark Preferred Units.

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
A summary of units held by Newmark employees redeemed in connection with the issuance of Newmark or BGC Class A common stock (at the current Exchange Ratio) or granted exchangeability for Newmark or BGC Class A common stock is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
BGC Holdings Units	—	11,404	—	127,960
Newmark Holdings Units	2,350,268	3,156,676	7,333,712	6,857,293
Total	2,350,268	3,168,080	7,333,712	6,985,253

Compensation expense related to the issuance of Newmark or BGC Class A common stock and grants of exchangeability on Newmark Holdings and BGC Holdings (prior to the Corporate Conversion) limited partnership units to Newmark employees is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Issuance of common stock and exchangeability expenses	$30,059	$15,056	$78,017	$42,762

    Limited partnership units with a post-termination payout held by Newmark employees are as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Notional Value	$162,619	$158,594
Estimated fair value of the post-termination payout(1)	$62,314	$54,950
Outstanding limited partnership units in Newmark Holdings	17,231,737	16,704,405
Outstanding limited partnership units in Newmark Holdings - unvested	335,808	4,856,908
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

Compensation expense related to limited partnership units held by Newmark employees with a post-termination pay-out amount is recognized over the service period. These units can vest for periods up to seven years from the grant date.

There are also certain limited partnership units in Newmark Holdings with a stated vesting schedule that vest over approximately seven years from the grant date. The compensation expense related to these limited partnership units is recognized over the required service period. These limited partnership units with a stated vesting schedule consisted of 4.4 million distribution earning limited partnership units and 1.1 million N Units as of September 30, 2024. The aggregate estimated grant date fair value of these awards was $46.0 million as of September 30, 2024. These limited partnership units with a stated vesting schedule consisted of 2.1 million distribution earning limited partnership units and 3.4 million N Units as of December 31, 2023. The aggregate estimated grant date fair value of these awards was $47.4 million as of December 31, 2023. As of September 30, 2024, there was $38.9 million of unrecognized compensation expense related to these unvested limited partnership units that is expected to be recognized over 2.3 years.

Newmark recognized compensation expense related to these limited partnership units that were not redeemed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Post-termination payout	$3,026	$1,532	$9,412	$9,762
Stated vesting schedule	5,444	$4,065	13,574	$10,839
Limited partnership units amortization	$8,470	$5,597	$22,986	$20,601

The grants of exchange rights to HDUs of Newmark employees are as follows (in thousands):

	September 30, 2024	December 31, 2023
Notional Value	$1,254	$1,254
Estimated fair value of limited partnership units (1)	$1,135	$1,135
(1)Included in “Other long-term liabilities” on the accompanying unaudited condensed consolidated balance sheets.

During the three and nine months ended September 30, 2024 and 2023, there was no compensation expense (benefit), related to these limited partnership units held by Newmark employees.

During the three months ended September 30, 2024 and 2023, Newmark employees were granted 2.6 million and 5.2 million N Units, respectively. During the nine months ended September 30, 2024 and 2023, Newmark employees were granted 8.6 million and 19.8 million N Units, respectively. These units are not considered share-equivalent limited partnership units and are not included in the fully diluted share count. The N Units do not receive quarterly allocations of net income while they remain unvested. Upon vesting, which occurs if certain thresholds are met, the N Units are subsequently converted to equivalent limited partnership units that receive quarterly certain income distributions and can be granted exchange rights or redeemed at a later date, at which time these N Units would be reflected as a share-equivalent grant. During the three months ended September 30, 2024 and 2023, 2.7 million and 2.6 million N Units, respectively, were converted into distribution earning limited partnership units. During the nine months ended September 30, 2024 and 2023, 7.8 million and 8.9 million N Units, respectively, were converted into distribution earning limited partnership units.

(b) Restricted Stock Units

    A summary of the activity associated with Newmark and BGC RSUs held by Newmark employees is as follows (fair value amount in thousands):

	Newmark RSUs(1)				BGC RSUs(2)
	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)	Restricted Stock Units	Weighted- Average Grant Date Fair Value Per Share	Fair Value Amount	Weighted- Average Remaining Contractual Term (Years)
Balance, January 1, 2023	11,263,862	$9.39	$105,735	4.75	6,928	$4.17	$29	1.62
Granted	4,192,685	6.82	28,594		—	—	—
Settled units (delivered shares)	(2,708,902)	9.03	(24,461)		(2,045)	4.05	(8)
Forfeited units	(614,540)	9.14	(5,617)		—	—	—
Balance, December 31, 2023	12,133,105	$8.59	$104,251	4.01	4,883	$4.22	$21	0.87
Granted	2,475,299	9.53	23,592		19,425	6.87	133
Settled units (delivered shares)	(2,494,176)	8.50	(21,207)		(1,243)	4.28	(5)
Forfeited units	(380,691)	8.69	(3,306)		(19,479)	6.88	(134)
Balance, September 30, 2024	11,733,537	$8.81	$103,330	3.90	3,586	$4.08	$15	4.32
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

Compensation expense related to Newmark and BGC RSUs are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
RSU amortization	$4,994	$5,819	$18,672	$18,003

As of September 30, 2024, there was $70.2 million of total unrecognized compensation expense related to unvested Newmark RSUs.

(28)    Commitments and Contingencies

(a)Contractual Obligations and Commitments

As of September 30, 2024 and December 31, 2023, Newmark was committed to fund approximately $0.3 billion and $0.4 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d) 4, 220 and 232 programs, rate locked loans that have not been funded, forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various investors as they are funded.

(b)    Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2022 through the third quarter of 2024 with contingent consideration of $23.1 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s unaudited condensed consolidated balance sheets.

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

(29)    Subsequent Events

On November 4, 2024, Newmark declared a qualified quarterly dividend of $0.03 per share payable on December 5, 2024, to Class A and Class B common stockholders of record as of November 21, 2024, which is the same as the ex-dividend date.

On November 4, 2024, Newmark’s Board increased Newmark’s share repurchase and unit purchase authorization to $400.0 million.

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

This discussion summarizes the significant factors affecting our results of operations and financial condition during the three and nine months ended September 30, 2024 and 2023. We operate in one reportable segment, real estate services. This discussion is provided to increase the understanding of, and should be read in conjunction with, our accompanying unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

We have relationships with many of the world’s largest commercial property owners, real estate developers and investors, as well as Fortune 500 and Forbes Global 2000 companies. For the nine months ended September 30, 2024, we generated revenues of approximately $1.9 billion, primarily from commissions on leasing and capital markets transactions, consulting and technology user fees, property and facility management fees, and mortgage origination and loan servicing fees.

Business Environment

As discussed in greater detail in “— Economic Growth and Outlook in the United States and the United Kingdom” and “— Market Statistics,” origination and investment volumes in the commercial real estate industry declined year-on-year each quarter from the second half of 2022 to the fourth quarter of 2023, and were generally lower in the first half of 2024, due to the rise in global interest rates. Industry investment sales volumes stabilized in the third quarter of 2024, while commercial and multifamily origination activity accelerated its year-on-year improvement in the U.S. We gained market share in the U.S. capital markets in 2023, particularly in the third and fourth quarters, as our corresponding transaction volumes either improved or decreased at rates less than those for the industry as a whole. Our share gains continued in the first through third quarters of 2024. Most major central banks have stopped increasing short-term target interest rates or have begun lowering them. This, coupled with the significant amount of commercial and multifamily debt maturities due over the next three years, leads us to expect industry volumes to continue rebounding, although there remains uncertainty with respect to the exact timing of sustained recovery.

We believe that during stressed or challenging times, our clients value having a trusted advisor like Newmark. We believe our partnership and collaboration with our clients during the recent uncertainty has helped us develop long-lasting relationships and gain market share over time. During the recent slowdown in industry transactional activity levels, we continued to see strong client dialogue and engagement as owners and occupiers sought our advice with respect to executing on their strategic and real estate-focused objectives.

Institutional investors have accumulated significant amounts of undeployed real estate-focused capital, with Preqin estimating that there was approximately $373 billion of investible funds held by closed-end funds at real estate focused institutions as of October 23, 2024, of which $245 billion was held by North America focused funds and $65 billion by funds focused on Europe. This is in addition to the significant amount of real estate assets held by other types of investors and owners such as publicly traded REITs, non-traded REITs, and open-ended core property funds. According to the most recent data from MSCI, the overall size of the professionally managed global real estate investment market was $13.2 trillion in 2023, while the size of the overall investible market was $19.5 trillion in 2022 (the last year for which this information was released).

Furthermore, there was approximately $4.7 trillion in U.S. commercial and multifamily mortgage debt outstanding as of June 30, 2024, per the MBA (excluding loans for acquisitions, development, and construction, as well as loans collateralized by owner-occupied commercial properties). Of this amount, approximately $2.6 trillion is expected to mature between 2024 and 2028, with approximately $2.0 trillion of this debt expected to mature by 2026. With the increase in interest rates since early 2022, and generally rising capitalization rates, as well as the pullback in commercial real estate lending by banks and other traditional lenders, we believe a large and growing percentage of investors and owners will need to find alternative solutions, including via the growing share of loans we expect to be originated by alternative lenders such as private credit funds and insurance companies. We anticipate a significant portion of debt maturities to be resolved not only through refinancing, which should help our mortgage brokerage and GSE/FHA origination businesses, but also through the kinds of more complex and sophisticated financing solutions in which Newmark specializes, including restructurings, loan sales, equity joint ventures, and recapitalizations. Our capital markets clients have sought, and we believe will continue to seek, our counsel with respect to addressing their related investing and financing needs. In addition, we anticipate better office market leasing fundamentals as the recapitalization of properties at lower values leads to a more attractive market.

We believe factors such as those discussed above will drive strong levels of leasing and capital markets activity over the intermediate and long-term time horizons, even as volumes for certain property types and in certain geographies remain muted in the near-term. We expect our professionals to not only provide our clients with innovative capital markets solutions, but to offer integrated services from our experts across leasing, V&A, property management, and other Newmark service lines.

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

We operate a leading capital markets business in the United States with a growing international presence. We have access to many of the world’s largest owners of commercial real estate, and we believe this will drive growth throughout the life cycle of each real estate asset by allowing us to provide best-in-class agency leasing and property management during the ownership period. We also supply investment sales and arrange debt and equity financing to assist owners in maximizing the return on investment in each of their real estate assets. With respect to multifamily assets, we are a leading GSE/FHA lender by loan origination volume and loan servicing portfolio size. In addition to our traditional servicing business, we acquired the remainder of Spring11, an entity in which we had otherwise held a controlling stake since 2017, in the first quarter of 2023. Spring11’s recently launched asset management and servicing business focuses on bank, fund, and commercial mortgage-backed securities clients. As of September 30, 2024, our overall loan servicing and asset management portfolio was $179.1 billion (of which 62.5% was limited servicing and asset management, 36.0% was higher margin primary servicing, and 1.4% was special servicing).

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

In addition, there are various trends that we expect to continue benefiting our various service lines with respect to industrial real estate. According to Newmark Research, several factors, including disruptions in global supply chains, tensions between the U.S. and China, and U.S. government spending on infrastructure and subsidies for industries associated with electrification, green energy, and strategically important technologies—notably the federal spending provided by the CHIPS and Science Act, Inflation Reduction Act, and Infrastructure and Investment and Jobs Act—could increase the size of the U.S. manufacturing base by 6% to 10% over the next ten years. According to Newmark Research, CoStar, and the U.S. Census Bureau, during the third quarter of 2024, annualized manufacturing construction spending in the U.S. was approximately 277% higher than the annual average for the ten years ended 2019 in nominal terms, or more than 130% higher based on chain linked 2007 dollars. The impact of reshoring manufacturing would likely have far-reaching effects in terms of industrial real estate, local and national tax revenues, increases in jobs, and growth in regional and national economies. Most of the new manufacturing construction will be build-to-suit or owner-built, but demand will also exist for speculative manufacturing space.

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

Furthermore, Newmark Research estimates that annualized data center construction spending has surged by approximately 265% in the U.S. since 2019, fueled by expanding needs of hyperscalers, artificial intelligence, and other high-performance computing users, as well as large enterprises. The increased demand has spurred a surge in new development and land banking for future development, with data center construction pipelines hitting new all-time highs in 2024. The increase in data center usage has also led to increased demand for electricity generation and transmission.

Newmark has advised and provided services for a number of industrial clients with respect to reshoring of manufacturing, logistics, data center, and power generation, and expects to benefit across several of its service lines as these trends continue for the foreseeable future.

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

Commercial real estate capital markets transactions involving financing generally utilize medium- or long-term debt, and the interest rates for such debt tend to correlate with movements in benchmark rates with similar tenors, including U.S. Treasuries. Such benchmark rates can be meaningfully impacted by movements in key short-term rates, such as the Fed Funds Target rate. Sudden increases in short term interest rates can therefore have pronounced effects on commercial mortgage origination and investment sales volumes. In 2022, global benchmark interest rates rose at the fastest pace since at least the early 1990s, according to Fitch. U.S. and U.K. ten-year government yields continued to rise through October of 2023, fell over the remainder of that year, but gradually rose over the first nine months of 2024. This led to challenging market conditions across commercial real estate capital markets for Newmark and the industry. Real estate capital market transactions were also lower due to the pullback in commercial and multifamily real estate lending activity as a response to recent bank failures and higher interest rates, as well as the gap between buyer and seller expectations. Most major central banks recently began lowering their short term rates. Partly as a result of this, industry capital markets volumes generally declined by less or grew year-over-year in the third quarter of 2024, as discussed below.

Economic Growth and Outlook in the United States and the United Kingdom

U.S. GDP expanded by 2.5% and 2.9%, in 2022 and 2023, respectively, according to the U.S. Department of Commerce (with all GDP figures herein inflation adjusted, unless otherwise stated). According to the same source, U.S. GDP expanded at an annualized rate of 1.6%, 3.0%, and 2.8%, respectively, in the first through third quarters of 2024. Economists generally expect U.S. GDP to grow in 2024 and 2025 at levels somewhat below pre-pandemic levels. For example, based on the October 25, 2024, Bloomberg consensus of economists, U.S. real GDP should expand at respective rates of 2.6%, 1.9%, and 2.0% in 2024, 2025, and 2026. For context, over the ten years ended December 31, 2019, real U.S. GDP grew at a CAGR of 2.4%, measured in chain linked 2017 dollars. Actual and projected growth has been and is expected be lower in the U.K., which is now our second largest market. According to the most recent data from The Office for National Statistics, U.K. GDP increased by 0.4% in 2023 and by 0.3% and 0.7% year-on-year in the first and second quarters of 2024, respectively. The October 15, 2024, Bloomberg consensus was for U.K. GDP to grow by 1.0%, 1.3%, and 1.5% in full years 2024, 2025, and 2026, respectively. In comparison, real U.K. GDP grew at an annual CAGR of 2.0% over the ten years ended December 31, 2019, measured in chain linked 2019 pounds, also per Bloomberg.

According to the U.S. Bureau of Labor Statistics data from November 1, 2024, the seasonally adjusted monthly average of non-farm payroll employment increased by approximately 377,000 and approximately 251,000 in 2022 and 2023, respectively. Their estimate as of the same date was that an average of approximately 267,000, 147,000, and 148,000 jobs, respectively, were created per month in the first through third quarters of 2024. For context, this seasonally adjusted monthly figure averaged approximately 183,000 over the ten years ended December 31, 2019. The October 2024 U.S. unemployment rate (based on U-3) was 4.1% compared with 3.8% a year earlier, while the initial estimate for the number of jobs created in October was 12,000. The October figures were in line with the Bloomberg consensus of 4.1% and below the consensus of 100,000, respectively. The Bureau of Labor Statistics said two hurricanes that hit the Southeast U.S. likely affected hiring in some industries, but it was not possible to quantify the net effect on the change in employment, hours or earnings in October 2024. Their report also showed manufacturing jobs were negatively impacted by strike activity in October. The most recent Bloomberg consensus also showed U-3 remaining at or below 4.4% through the end of 2026. According to recent figures and/or the forward consensus from Bloomberg, the U.K. unemployment rate was 3.9% and 3.8% at the end of 2022 and 2023, respectively, rose to 4.0% in August 2024 (the most recent month available), and is expected to be at or below 4.5% through the end of 2026.

The ten-year U.S. Treasury yield decreased by approximately 62 basis points quarter on quarter and by 79 basis points year-on-year to 3.8% as of September 30, 2024, but increased by 60 basis points to 4.4% as of November 1, 2024. The recent rise was due largely to uncertainty with respect to the pace at which inflation will subside and at which the FOMC will lower short term rates. For context, on September 21, 2022 and November 2, 2022, the FOMC announced two separate increases to the upper bound of its target range for the federal funds rate of 75 basis points each, in order to curb inflation. The FOMC increased the upper bound by another 50 basis points in December of 2022, and then by 25 basis points each in February 2023, March 2023, May 2023, and July 2023. The FOMC kept the rate unchanged at 5.5% between July 2023 and September 2024.

Citing progress on inflation, it lowered the upper bound to 5.0% on September 18, 2024. Fed Chairman Jerome Powell emphasized that inflation was “much closer” to its 2% target and the U.S. labor market is “less tight” than pre-pandemic in 2019. On November 7, 2024, the FOMC again lowered the upper bound of its target range to 4.75%, noting that “inflation has made progress toward the committee’s 2% objective but remains somewhat elevated.”

In addition, the FOMC stated that it plans to continue reducing the $7.0 trillion portfolio of securities it holds (as of October 30, 2024), including long-term agency mortgage-backed securities and U.S. Treasuries. These securities were purchased as part of the Federal Reserve’s quantitative easing program designed to hold down long-term interest rates, with the total amount of securities having increased from less than $900 billion in the second quarter of 2008 to a peak of approximately $8.9 trillion in the first quarter of 2022. The FOMC previously indicated that a monthly maximum of $60 billion in U.S. Treasury purchases and $35 billion in mortgage-backed securities purchases (or a total of up to $95 billion) would be allowed to roll off, phased in over three months starting June 1, 2022. As quantitative easing is reversed in this manner through so-called quantitative tightening, long-term rates should rise, all else equal. In its annual report issued April 17, 2024, the New York Federal Reserve Bank predicted that the central bank’s holdings will fall to $6.0 trillion by the middle of 2025. It then expects holdings to again grow to in-line with the growth of the economy as reserves reach 8.0% of nominal U.S. GDP. After its May 1, 2024 meeting, the FOMC said that it will reduce the monthly redemption cap on Treasury securities from $60 billion to $25 billion. It will maintain the monthly redemption cap on agency debt and agency mortgage-backed securities at $35 billion per month and will reinvest any principal payments in excess of this cap into Treasury securities.

Similar to what has happened in the U.S., the MPC has both raised short term U.K. rates to combat post-pandemic inflation and begun quantitative tightening. With respect to short term rates, the MPC raised the Official Bank Rate several times recently, or from 0.1% in November 2021 to 5.25% in August 2023. On August 1, 2024, the MPC delivered its first interest rate cut in more than four years, lowering the Official Bank Rate to 5.0%. On November 7, 2024, the MPC again lowered its target rate to 4.75%. However, it updated its forecasts after taking government budget measures into account, saying that it expected inflation would now peak at 2.75% by the middle of next year and then remain above the 2% target in 2026, until falling back in 2027. This is a year longer than it had expected in its previous forecasts, published in August.

With respect to quantitative tightening, the MPC stopped buying bonds at the end of 2021, stopped reinvesting the proceeds from maturing bonds in February 2022, and began actively selling bonds in November of 2022. As a result, the amount of bonds the Bank of England holds has started to fall. From the end of 2021 through October 30, 2024, their notional value has declined from approximately £895 billion to £655 billion.

U.S. inflation measures have gradually declined since 2022. The consumer-price index for 2024 rose by 2.4% year-over-year in September 2024, which was lower than the 3.0% year-over-year rate for June 2024 and 3.7% rate for September 2023, and a significant improvement versus the recent peak of 9.1% observed in June of 2022. Other U.S. inflation measures, such as Core CPI and the Core Personal Consumption Expenditure Price Index, which exclude more volatile food and energy prices, have also come down meaningfully since their 2022 peak. As a result, economists generally expect long-term U.S. interest rates to stabilize or decline slightly, and to remain below the long-term historical averages for the foreseeable future. For example, the most recent Bloomberg consensus was for the ten-year U.S. Treasury yield to be approximately 3.9%, 3.7% and 3.7%, respectively, as of year-ends 2024, 2025, and 2026. In comparison, this 10-year yield was approximately 4.4% as of November 1, 2024, and reached a five year closing high of 5.0% on October 19, 2023, also according to Bloomberg. For context, ten-year U.S. Treasury yields still remain below their 50-year average (through November 1, 2024) of 5.9%.

Inflation in the U.K. has also gradually fallen, albeit from much higher recent levels compared with the U.S. According to Bloomberg, the retail price index was 2.7% for September 2024 versus 2.9% and 8.9% three months and a year earlier, respectively. This inflation measure reached a post-pandemic high of 14.2% for October of 2023. According to the OECD, the U.K. has had a higher inflation rate compared with the G-7 average since 2016, and this trend is expected to continue through 2025. Conversely, the U.K. had lower than average GDP growth among G-7 nations in 2023 and the first half of 2024, according to Bloomberg. As a result, the Bank of England has had a more challenging time than certain other central banks with respect to balancing inflation and growth rates. U.K. benchmark long-term rates have therefore been somewhat below those of the U.S. According to Bloomberg, the yield on 10-year U.K. government bonds was approximately 4.4% as of November 1, 2024, compared with 4.0% and 4.4%, respectively, as of the end of the third quarters of 2024 and 2023. The most recent Bloomberg consensus was for this 10-year yield to be approximately 3.9%, 3.7%, and 3.7%, respectively as of year-ends of 2024, 2025 and 2026. For context, the monthly closing yield for ten-year Gilts has averaged approximately 6.8% over the 50 years ended September 30, 2024.

While short-term yields are expected to be higher compared with most of the period from the end of 2008 through early 2022, they are expected to stabilize and gradually fall from more recent levels. For context, the upper bound of the Fed Funds Target rate averaged 0.64% from December 31, 2008 through February 28, 2022, and averaged approximately 4.9% and

3.1% over the 50 years and 25 years ended December 31, 2022, respectively, according to Bloomberg. The most recent Bloomberg consensus was for this target rate to be 4.5%, 3.3%, and 3.1%, respectively, by the ends of 2024, 2025, and 2026. The CME’s Fed Funds futures market indicated that, as of November 1, 2024, traders expected broadly similar declines in this FOMC rate.

The most recent Bloomberg consensus was for the Bank of England’s short-term target rate to be 4.7%, 3.6%, and 3.2%, respectively, by the ends of 2024, 2025, and 2026. As of November 1, 2024, the U.K. futures market implies that short term rates (as measured by overnight index swaps) will fall in a manner largely consistent with this consensus. For context, the Official Bank Rate averaged approximately 6.2% over the 50 years ended September 30, 2024, according to Bloomberg.

Market Statistics

While industrial and retail have increased as a percentage of leasing revenues since 2019, office remains the majority of activity for Newmark and the industry. Newmark Research estimates that third quarter 2024 U.S. office leasing activity was approximately 9% higher compared with a year earlier, an improvement versus having been up 5% and down 3%, respectively, in the second and first quarters of 2024. CoStar estimates that third quarter 2024 U.K. office leasing office take-up reached its highest level since the fourth quarter of 2021, but that office leasing activity is still running comfortably below historic norms. Based on data from Newmark Research and CoStar, the scarcity of available U.S. retail space cannot satisfy strong demand, which has dampened leasing activity for this property type but kept vacancies near all-time lows and rents near their historical highs. Newmark Research estimates that the U.S. industrial market is nearing peak vacancy amid steady net positive demand and falling deliveries, while vacancy has increased as a result of an increased supply, as a higher-than-normal pipeline of available space is being constructed. Against this backdrop, our revenues from Leasing and other commissions increased by 5.6% for the quarter ended September 30, 2024.

We expect demand for office space to be driven by the reset in values due to near-term debt maturities. We also continue to see increased need for office space in certain markets, led by ongoing return-to-work plans, as well as new demand driven by companies in technology including artificial intelligence as well as financial services. According to the Freespace Index, the proportion of those attending work in person rose to 81% of 2019 levels in the Americas in September of 2024 compared with 67% a year earlier. The Freespace Index also reports that attendance increased to 73% of 2019 levels from 65% over the same timeframe across locations they track in Europe, the Middle East, and Africa, and to 77% from 69% in the Asia-Pacific region. Other measures with different methodologies also show in-person attendance increasing. For example, the Kastle Barometer, which measures daily occupancy in ten large U.S. cities versus pre-pandemic levels, increased to 52% as of October 11, 2024, versus 47% a year earlier. Placer.ai data comparing September 2024 versus a year earlier indicates that in-person attendance in the U.S. increased to 69% versus 64%. Our management services, leasing, origination, and capital markets professionals continue to actively collaborate with clients to repurpose underutilized spaces and assets, including with respect to conversion of obsolete office or retail properties.

According to estimates from Green Street, prices for U.S. commercial real estate were flat month-over-month in September 2024, declined by approximately 3% over the twelve months ended September 30, 2024, and were down 19% from their March 2022 peak. With respect to specific property types differing the most from the mean, mall prices were up 5% year-on-year, while strip retail and apartment prices increased by less. Self-storage, traditional industrial, and office prices decreased by more than average over the same period. Since notional volumes are based on both prices and transaction count, lower prices have contributed to tepid industry-wide capital markets volumes. MSCI’s preliminary investment sales figures indicate that industry volumes across all property types were roughly flat in U.S. year-over-year in the third quarter of 2024 and were down by approximately 2% in Europe. MSCI volumes are generally revised upwards at later dates. However, even before any revisions, these recent figures are an improvement from the double-digit percentage declines reported over most of the prior eight quarters. In comparison, Newmark’s third quarter 2024 investment sales revenues and volumes were up by 4.8% and down 9.7%, respectively. In the third quarter of 2023, Newmark served as the Co-Lead Advisor to Blackstone Real Estate Income Trust, Inc. on its sale of Simply Self Storage to Public Storage for $2.2 billion, and this amount was included in our volumes for that period. We have gained considerable market share over the past several years. For example, our U.S. investment sales volumes were approximately 8.7% of overall U.S. MSCI volumes over the twelve months ended September 30, 2024, versus 3.4% in 2015.

We have also gained market share in our commercial mortgage origination businesses. According to the MBA, overall U.S. commercial and multifamily originations increased by 59% in the third quarter of 2024 versus a year earlier. Industry-wide GSE placement activity declined by 5% over the same period, according to Fannie Mae and Freddie Mac. In comparison, we increased our mortgage brokerage and debt placement volumes by 76.8% and our GSE/FHA origination volumes by 27.5%. The Company also improved its third quarter 2024 revenues from Commercial mortgage origination, net, by 45.2% year-on-year. Certain GSE multifamily statistics for the industry are based on when loans are sold and/or securitized, and typically lag those reported by the MBA or by Newmark and its competitors by 30 to 45 days. Based on their analysis of MBA data and preliminary MSCI lending data, we believe that we have meaningfully outperformed the industry in total debt over the last several years. According to data or estimates from MSCI, the MBA, and/or Newmark Research, our total debt volumes were approximately 6.2% of U.S. commercial and multifamily mortgage originations over the twelve months ended September 30, 2024, compared with 1.5% in 2015.

Over 90% of Newmark’s 2023 investment sales volumes (which included the equity portion of the Signature transactions) were generated in the U.S., while approximately 93% were from the U.S. in first nine months of 2024. Most of Newmark’s international volume was from the Company’s U.K. operations. Essentially all of Newmark’s total debt volumes were generated in the U.S. in both periods. Given our continued investments, we believe we can continue gaining market share over time in the U.S. and globally, and we anticipate non-U.S. transactions to make up a greater percentage of our revenues and volumes over time.

We expect the record amounts of commercial and multifamily mortgage maturities and interest rate stabilization to lead to continued improvement in industry debt volumes, followed by increased investment sales activity. We anticipate better office market leasing fundamentals as more companies mandate returns to the workplace, less new inventory is constructed, and the recapitalization of properties at lower values leads to a more attractive market. We also continue to expect solid fundamentals for industrial and retail properties. We believe that these factors, along with our leading presence in capital markets, will drive growth across nearly all of Newmark’s service lines.

We also think that the current market conditions have created an opportunity for us to solidify what we believe is our position as the platform of choice for many of the real estate industry’s top professionals. During the nine months of 2024, we hired one of the top multifamily GSE/FHA originators in the U.S., who will work closely with the preeminent U.S. affordable housing investment sales team that we added earlier in the year. We also hired some of the most prolific and experienced debt and structured finance professionals in the U.S. and U.K., as well as some of the most innovative and active U.S. leasing teams. Newmark also opened a flagship office in France, continental Europe’s second largest transaction market, where we attracted some of the most talented leasing and capital markets professionals. In October of this year, our European expansion continued with the launch of our capital markets and leasing businesses in Germany. We believe that these additions further demonstrate the strength of our global brand, and that our substantial investments in data, analytics, and talent position Newmark to capitalize on ongoing macroeconomic trends. Furthermore, our revenue-generating headcount was relatively flat year-on-year as of the end of the third quarter of 2024. Therefore, productivity gains drove the large majority of our total revenue growth, as well as our increased fees across capital markets, leasing, and V&A. As more of our recently hired revenue-generating professionals ramp up, we expect further productivity gains over time.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated statements of operations data expressed as a percentage of total revenues for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Revenues:
Management services, servicing fees and other	$282,623	41.2%	$253,749	41.2%	$802,335	43.0%	$706,701	41.0%
Leasing and other commissions	214,581	31.3	203,268	33.0	581,937	31.2	600,185	34.8
Capital markets	188,708	27.5	159,266	25.8	481,514	25.8	416,040	24.2
Total revenues	685,912	100.0	616,283	100.0	1,865,786	100.0	1,722,926	100.0
Expenses:
Compensation and employee benefits	392,277	57.2	371,250	60.2	1,097,994	58.9	1,046,531	60.7
Equity-based compensation and allocations of net income to limited partnership units and FPUs (1)	48,749	7.1	29,548	4.8	125,678	6.7	84,805	4.9
Total compensation and employee benefits	441,026	64.3	400,798	65.0	1,223,672	65.6	1,131,336	65.6
Operating, administrative and other	151,942	22.2	140,930	22.9	437,622	23.4	406,738	23.6
Fees to related parties	7,638	1.1	6,244	1.0	21,847	1.2	20,863	1.2
Depreciation and amortization	44,576	6.5	41,463	6.7	129,430	6.9	122,327	7.1
Total operating expenses	645,182	94.1	589,435	95.6	1,812,571	97.1	1,681,264	97.5
Other income, net	321	—	3,203	0.5	5,944	0.3	4,118	0.2
Income from operations	41,051	5.9	30,051	4.9	59,159	3.2	45,780	2.7
Interest expense, net	(7,863)	(1.1)	(7,542)	(1.2)	(23,341)	(1.3)	(24,727)	(1.4)
Income before income taxes and noncontrolling interests	33,188	4.8	22,509	3.7	35,818	1.9	21,053	1.3
Provision for income taxes	8,847	1.3	8,356	1.4	14,378	0.8	12,019	0.7
Consolidated net income	24,341	3.5	14,153	2.3	21,440	1.1	9,034	0.6
Less: Net income attributable to noncontrolling interests	6,547	1.0	4,206	0.7	5,620	0.3	3,007	0.2
Net income available to common stockholders	$17,794	2.5%	$9,947	1.6%	$15,820	0.8%	$6,027	0.4%
(1)The components of Equity-based compensation and allocations of net income to limited partnership units and FPUs are as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues	Actual Results	Percentage of Total Revenues
Issuance of common stock and exchangeability expenses	$30,059	4.4%	$15,056	2.4%	$78,017	4.2%	$42,761	2.5%
Limited partnership units amortization	8,470	1.2	5,597	0.9	22,986	1.2	20,602	1.2
RSU amortization	4,994	0.7	5,819	0.9	18,672	1.0	18,003	1.0
Total equity compensation	43,523	6.3	26,472	4.2%	119,675	6.4	81,366	4.7%
Allocations of net income to limited partnership units and FPUs	5,226	0.8	3,076	0.5	6,003	0.3	3,439	0.2
Equity-based compensation and allocations of net income to limited partnership units and FPUs	$48,749	7.1%	$29,548	4.7%	$125,678	6.7%	$84,805	4.9%

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

Revenues

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased by $28.9 million, or 11.4%, to $282.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase reflects growth from our GCS, servicing, and property management businesses, as well as higher V&A fees.

Leasing and Other Commissions
Leasing and other commissions revenues increased by $11.3 million, or 5.6%, to $214.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was led by growth in retail and industrial volumes.

Capital Markets
Capital markets increased by $29.4 million, or 18.5%, to $188.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Investment sales fees rose by 4.8%, which reflected higher retail and office volumes. Loan originations and fees, net, expanded by 45.2%, led by volume growth of 76.8% from mortgage brokerage and debt placement compared to a 25% increase in U.S. commercial and multifamily mortgages, and volume growth of 27.5% from GSE/FHA origination compared to a 5% industry-wide decline in GSE activity.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $21.0 million to $392.3 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase reflects improved commission-based revenue.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $19.2 million, or 65.0%, to $48.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase is directly attributable to the approximately 87% year-on-year improvement in Newmark’s average stock price as compensation expense related to the grant of exchangeability for limited partnership units is related to the stock price of Newmark Class A common stock.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $11.0 million, or 7.8%, to $151.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily related to costs associated with higher revenues from management services, servicing fees, and other.

Fees to Related Parties
Fees to related parties increased by $1.4 million, or 22.3%, to $7.6 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Depreciation and Amortization
Depreciation and amortization increased by $3.1 million, or 7.5%, to $44.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to an increase in MSR valuation allowance of $3.7 million.

Other Income (loss), Net
Other income (loss), net of $0.3 million in the three months ended September 30, 2024 primarily consisted of recoveries from forfeited restricted Newmark Class A common stock.

Other income (loss), net of $3.2 million in the three months ended September 30, 2023 was primarily due to net realized gains on equity method investments offset by a loss from the disposition of certain assets.

Interest Expense, Net
Interest expense, net increased by $0.3 million, or 4.3%, to $7.9 million during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to higher interest expense on our corporate debt, partially offset by higher interest income, which primarily relates to interest income on employee loans.

Provision for Income Taxes
The provision for income taxes increased by $0.5 million, or 5.9%, to $8.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased by $2.3 million, or 55.6%, to $6.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This increase was primarily driven by a higher pre-tax income.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Revenues

Management Services, Servicing Fees and Other
Management services, servicing fees and other revenue increased by $95.6 million, or 13.5%, to $802.3 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase reflects growth from servicing fees and other, our GCS, and property management businesses, as well as higher V&A fees.

Leasing and Other Commissions
Leasing and other commission revenues decreased by $18.2 million, or 3.0%, to $581.9 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 which is largely due to Newmark’s strong performance in 2023.

Capital Markets
Capital markets increased by $65.5 million, or 15.7%, to $481.5 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase reflects a 28.0% increase in commercial mortgage origination, net and a 7.2% improvement in investment sales fees.

Expenses

Compensation and Employee Benefits
Compensation and employee benefits expense increased by $51.5 million, or 4.9%, to $1,098.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase reflects improved commission-based revenues, an increase in pass through items, acquisitions, and expenses related to hiring revenue-generating professionals under long term contracts. These were partially offset by the impact of Newmark’s cost saving initiatives.

Equity-based compensation and allocations of net income to limited partnership units and FPUs
Equity-based compensation and allocations of net income to limited partnership units and FPUs increased by $40.9 million, or 48.2%, to $125.7 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. This increase is directly attributable to the year-on-year improvement in Newmark’s average stock price as compensation expense related to the grant of exchangeability for limited partnership units is related to the stock price of Newmark Class A common stock.

Operating, Administrative and Other
Operating, administrative and other expenses increased by $30.9 million, or 7.6%, to $437.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily related to costs associated with higher revenues from management services, servicing fees, and other.

Fees to Related Parties
Fees to related parties increased by $1.0 million, or 4.7%, to $21.8 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2024 increased by $7.1 million, or 5.8%, to $129.4 million compared to the nine months ended September 30, 2023 due to an increase in intangible asset amortization of $1.5 million and a $5.0 million change in MSR valuation allowance.

Other Income (loss), Net
Other income (loss), net of $5.9 million in the nine months ended September 30, 2024 consisted primarily of recoveries from forfeited restricted Newmark Class A common stock.

Other income (loss), net of $4.1 million in the nine months ended September 30, 2023 was primarily due to net realized gains on equity method investments offset by a loss from the disposition of certain assets.

Interest Expense, Net
Interest expense, net decreased by $1.4 million, or 5.6%, to $23.3 million during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due to higher interest income, which primarily relates to interest income on employee loans. partially offset by higher interest expense on our corporate debt.

Provision for Income Taxes
Provision for income taxes increased by $2.4 million, or 19.6%, to $14.4 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. In general, our consolidated effective tax rate can vary from period to period depending on, among other factors, the geographic and business mix of our earnings.

Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests increased by $2.6 million, or 86.9% to $5.6 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Financial Position, Liquidity and Capital Resources
Overview
The primary sources of liquidity for our business are the cash on our balance sheet, cash flow provided by operations, and the $600.0 million revolving Credit Facility.

Our future capital requirements will depend on many factors, including our growth, the expansion of our sales and marketing activities, our expansion into other markets, our acquisitions of other companies and hiring of teams of producers, and our results of operations. To the extent that existing cash, cash from operations and credit facilities are insufficient to fund our future activities, we may need to raise additional funds through public equity or debt financing. As of September 30, 2024, our debt consisted of $600.0 million aggregate principal amount of 7.500% Senior Notes with a carrying amount of $595.2 million and $175.0 million outstanding under the Credit Facility with a carrying amount of $175.0 million, in each case exclusive of our warehouse facilities described under “—Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises.”

Financial Position

Total assets were $5.0 billion at September 30, 2024 and $4.5 billion at December 31, 2023.

Total liabilities were $3.5 billion at September 30, 2024 and $2.9 billion at December 31, 2023.

Liquidity
At September 30, 2024, we had cash and cash equivalents of $178.6 million. Additionally, we had $425.0 million available under our committed senior unsecured revolving Credit Facility. We expect to generate cash flows from operations to fund our business and use those funds, and our Credit Facility, to meet our short-term liquidity requirements, which we define as those arising within the next twelve months, and our long-term liquidity requirements, which we define as those beyond the next twelve months.

Debt
Debt, excluding our warehouse facilities, consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
7.500% Senior Notes	$595,405	$—
Credit Facility	175,000	—
Delayed Draw Term Loan	—	417,260
Cantor Credit Agreement	—	130,000
Total corporate debt	$770,405	$547,260

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

During the nine months ended September 30, 2024, there were $235.0 million of borrowings and $60.0 million of repayments under the Credit Facility. As of September 30, 2024, there were $175.0 million of borrowings outstanding under the Credit Facility. As of September 30, 2024, borrowings under the Credit Facility carried an interest rate of 6.81%, with a weighted-average interest rate of 6.91% for the nine months ended September 30, 2024. As of December 31, 2023, there were no borrowings under the Credit Facility.

7.500% Senior Notes
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of the 7.500% Senior Notes. The notes are general senior unsecured obligations of Newmark. Cantor purchased $125.0 million aggregate principal amount of 7.500% Senior Notes in the offering, and still holds such notes as of November 8, 2024. The Company received net proceeds from the offering of the 7.500% Senior Notes of approximately $594.7 million after deducting the initial purchasers’ discounts and estimated offering expenses. The notes bear interest at a rate of 7.500% per year, payable in cash on January 12 and July 12 of each year, commencing July 12, 2024. The 7.500% Senior Notes will mature on January 12, 2029. The Company used the net proceeds of the offering of the 7.500% Senior Notes to repay all of the $420.0 million outstanding under its Delayed Draw Term Loan Credit Agreement. Additional net proceeds were used to repay all $130.0 million of then outstanding revolving debt, including with respect to borrowings under the Cantor Credit Agreement.

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

See “— Certain Related Party Transactions— 7.500% Senior Notes” below for further discussion.

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

On January 12, 2024, the outstanding balance under the Cantor Credit Agreement was repaid with the proceeds of the offering of the 7.500% Senior Notes. As of September 30, 2024, there were no borrowings outstanding under the Cantor Credit Agreement. As of December 31, 2023, there was $130.0 million outstanding under the Cantor Credit Agreement.

Warehouse Facilities Collateralized by U.S. Government Sponsored Enterprises
As of September 30, 2024, Newmark had $1.5 billion of committed loan funding, $1.1 billion of uncommitted loan funding available through three commercial banks, and an uncommitted $400.0 million Fannie Mae loan repurchase facility. Consistent with industry practice, these warehouse facilities are short-term, requiring annual renewal. These warehouse facilities are collateralized by an assignment of the underlying mortgage loans originated under various lending programs and third-party purchase commitments and are recourse only to our wholly owned subsidiary, Berkeley Point Capital, LLC. As of September 30, 2024 and December 31, 2023 we had $1.0 billion and $0.5 billion, respectively, outstanding under “Warehouse facilities collateralized by U.S. Government Sponsored Enterprises” on our accompanying unaudited condensed consolidated balance sheets.

On June 19, 2020, Newmark established a $125.0 million sublimit line of credit to fund potential principal and interest servicing advances on its Fannie Mae portfolio during the forbearance period related to the CARES Act. The sublimit was included within the Company’s then-existing $450 million warehouse facility. The advance line provided 100% of the principal and interest advance payment at a rate of SOFR plus 1.80% and was collateralized by Fannie Mae’s commitment to repay advances. There were no outstanding draws under this sublimit as of September 30, 2024 or December 31, 2023. Newmark did not have any Fannie Mae loans in forbearance as of September 30, 2024 or December 31, 2023. On May 7, 2024, the related warehouse line was renewed, removing the $125.0 million sublimit line of credit.

Leases
Total lease liability as of September 30, 2024 was $640.8 million. Of the total amount, $157.0 million of lease liability is within our flexible workspace business whereby the liability is ring-fenced in SPVs with only $36.6 million of guarantees and/or letters of credit with exposure to Newmark. In addition, Newmark had contracted future customer revenues and sub-lease income as of September 30, 2024 amounting to approximately $197.9 million.

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

As of September 30, 2024, the Company had $50.0 million remaining from its debt repurchase authorization.

Cash Flows
Cash flows from operations excluding activity from loan originations and sales, net were as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$(412,513)	$(485,938)
Add back:
Net activity from loan originations and sales	468,899	478,625
Net cash provided by (used in) operating activities excluding activity from loan originations and sales (1)	$56,386	$(7,313)
(1) Includes loans, forgivable loans and other receivables from employees and partners in the amount of $209.8 million and $209.6 million for the nine months ended September 30, 2024 and 2023, respectively. Excluding these loans, net cash provided by operating activities excluding loan originations and sales would be $266.2 million and $202.3 million for the nine months ended September 30, 2024 and 2023, respectively.

Cash Flows for the Nine Months Ended September 30, 2024
For the nine months ended September 30, 2024, we used $412.5 million of cash in operations. Excluding activity from loan originations and sales, cash used in operating activities for the nine months ended September 30, 2024 was $56.4 million. Cash used in operations included $209.8 million of loans, forgivable loan and other receivables from employees and partners primarily for the hiring of revenue generating professionals. Cash used in investing activities was $27.3 million, consisting primarily of cash paid for the purchases of fixed assets. Cash provided by financing activities of $465.4 million primarily related to net borrowings of $225.0 million of corporate debt and net proceeds from warehouse facilities of $487.2 million. This was offset by treasury stock repurchases and unit purchases of $193.5 million, payments to shareholders and partners for dividends and distributions of $47.9 million, and payments of deferred financing costs of $5.4 million.

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

In the first quarter of 2023, the Company acquired the approximately 49% of Spring11 that it did not own, having held a controlling stake since 2017. Spring11 provides asset management and servicing, commercial real estate due diligence, consulting, and advisory services to a variety of clients, including lenders, investment banks and investors, and has been recorded as part of “management services.” Beginning in the first quarter of 2024, the portion of Spring11’s revenues associated with its servicing and asset management portfolio is no longer reported as “management services” but is instead recorded as part of “servicing fees and other.”

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

Credit Ratings

    As of September 30, 2024, our public long-term credit ratings and associated outlooks are as follows:

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
On October 23, 2024, pursuant to the Standing Policy for Mr. Lutnick, and in connection with the grant of exchangeability made to Mr. Rispoli pursuant to the terms of Mr. Rispoli’s employment agreement, the Company granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick, and Mr. Lutnick (i) elected to accept 712,347 exchange rights with respect to 712,347 previously awarded PSUs that were previously non-exchangeable; and (ii) received the right to monetize, and accepted such monetization right regarding, 81,274 previously awarded non-exchangeable PPSUs for a future cash payment of $1,250,000. As of November 8, 2024, Mr. Lutnick’s balance under the Standing Policy was zero.

On January 2, 2024, pursuant to the Standing Policy for Mr. Lutnick, and in connection with grants of exchangeability made to Mr. Gosin pursuant to the terms of the employment agreement that Mr. Gosin executed on February 10, 2023, the Company granted exchange rights and/or monetization rights with respect to rights available to Mr. Lutnick, and Mr. Lutnick (i) elected to accept 617,262 exchange rights with respect to 617,262 previously awarded PSUs that were previously non-exchangeable; and (ii) received the right to monetize, and accepted such monetization right of 81,275 previously awarded nonexchangeable PPSUs for a future cash payment of $1,250,000. Mr. Lutnick waived all remaining rights, which shall be cumulative. The aggregate number of Mr. Lutnick’s units for which he waived exchange rights or other monetization rights was 617,262 non-exchangeable Newmark Holdings PSUs/NPSUs and 81,274 non-exchangeable Newmark Holdings PPSUs with an aggregate determination amount of $1,250,000 at that time.

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

The Retention Bonus Agreement provides for an aggregate cash payment of $50 million, payable as follows: $20 million within three days of the date of the Retention Bonus Agreement (which payment was made on December 31, 2021), and $10 million within thirty days following vesting on each of the first, second and third anniversaries of the date of the Retention Bonus Agreement. Any entitlement to future amounts not vested will be forfeited immediately if, prior to the applicable anniversary date, Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer, unless Mr. Lutnick ceasing to serve in either such capacity occurs pursuant to a “Vesting Termination,” as that term is defined in the

Retention Bonus Agreement. Mr. Lutnick has purchased Newmark Class A common stock with the after-tax proceeds of the initial tranche of the bonus award. The Retention Bonus Agreement describes a “Vesting Termination” as (i) a termination of Mr. Lutnick’s employment by the Company without “Cause” (as that term is defined in the Retention Bonus Agreement) or (ii) an involuntary removal of Mr. Lutnick from the position of Chairman of the Board on or after the occurrence of a Change in Control (as that term is defined in the Change of Control Agreement, dated as of December 13, 2017, by and between Mr. Lutnick and the Company). In the event that Mr. Lutnick ceases to serve as both the Company’s Chairman and its principal executive officer pursuant to a Vesting Termination, any amounts not vested will immediately become fully vested. The Retention Bonus Agreement provides that Mr. Lutnick ceasing to serve as the Company’s Chairman and principal executive officer pursuant to his death or disability does not constitute a Vesting Termination. The provisions of Mr. Lutnick’s Change of Control Agreement do not apply to the bonus award. A copy of the Retention Bonus Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2021 and is described in detail under the heading “2021 Lutnick Award” in our definitive proxy statement for our 2024 annual meeting of stockholders, filed with the SEC on September 6, 2024.

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

Barry M. Gosin, Chief Executive Officer
On September 23, 2024, the Company purchased 795,376 of Barry Gosin’s previously awarded LPUs (consisting of 123,336 APSUs, 611,167 PSUs, and 60,873 SPUs) at a price per unit of $14.19 (which was $15.34, the closing price of a share of the Company’s Class A common stock on September 23, 2024, multiplied by the then-current exchange ratio of 0.9248). The transaction was approved by the Compensation Committee, was exempt under Rule 16b-3 of the Exchange Act, and was made pursuant to the Company’s unit purchase authorization.

On August 7, 2024, Mr. Gosin entered into the 2024 Gosin Employment Agreement with Newmark OpCo and Newmark Holdings, which superseded and replaced the 2023 Gosin Employment Agreement. The 2024 Gosin Employment Agreement extends the initial term of Mr. Gosin’s employment under the 2023 Gosin Employment Agreement to run through December 31, 2026, and removes provisions in the 2023 Gosin Employment Agreement that related to Mr. Gosin’s right to terminate the agreement on December 31, 2024. In connection with the execution of the 2024 Gosin Employment Agreement and as consideration for his continued service, in addition to the awards previously provided for by the 2023 Gosin Employment Agreement, the Compensation Committee approved the grant to Mr. Gosin of (i) a one-time cash payment of $5,000,000; (ii) an award of 1,694,915 NPSUs, calculated by dividing the total NPSU award by the closing stock price on August 7, 2024, of which $5,000,000 of NPSUs are attributable to calendar year 2025 and $15,000,000 of NPSUs are attributable to calendar year 2026; and (iii) a cash bonus in the gross amount of $1,500,000 with respect to calendar year 2026, payable in calendar year 2027 at such time as bonuses with respect to calendar year 2026 are generally distributed to other similarly situated employees of Newmark OpCo in connection with the year-end compensation review process. Mr. Gosin’s annual total contractual compensation would be $17,500,000 for each of calendar years 2024, 2025, and 2026 (comprised of $1,000,000 salary and $16,500,000 in combined NPSUs and cash awards attributed by the Company) and consistent with his total compensation for calendar year 2023 pursuant to the 2023 Gosin Employment Agreement.

Subject to the terms of the 2024 Gosin Employment Agreement and the grant documents under which the grant of NPSUs to Mr. Gosin was awarded, 25% of such NPSUs shall convert into non-exchangeable PSUs on December 31, 2025, and 75% of such NPSUs shall convert into non-exchangeable PSUs on December 31, 2026, in each case as adjusted by the then current exchange ratio, subject to the requirement that, as of each applicable conversion date (i) the Company (including its affiliates) earns, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable conversion is to occur, and (ii) except as otherwise provided in the 2024 Gosin Employment Agreement, Mr. Gosin continues to perform substantial services exclusively for Newmark OpCo or any of its affiliates, remains a partner in Newmark Holdings, and complies with the terms of the 2024 Gosin Employment Agreement and any of his obligations to Newmark Holdings, Newmark OpCo or any affiliate. 25% of each of the 2025 and 2026 tranches in non-exchangeable PSUs received upon conversion of the 2024 NPSU grant will receive exchange rights on December 31 of each year after such conversion, consistent with the schedule for the grant of exchange rights provided for the NPSUs Mr. Gosin received in connection with the 2023

Gosin Employment Agreement, which remains unchanged other than that 1,145,476 of Mr. Gosin’s NPSUs previously awarded under the 2023 Gosin Employment Agreement were adjusted by the exchange ratio and converted into 1,238,620 non-exchangeable PSUs in connection with the signing of the 2024 Gosin Employment Agreement, rather than on their previously scheduled conversion date of December 31, 2024. 25% of such PSUs will continue to receive exchange rights on December 31 of each year starting December 31, 2026, as previously contemplated in the 2023 Gosin Employment Agreement.

A copy of the 2024 Gosin Employment Agreement was attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2024 and is described in detail therein.

On December 31, 2023, 1,145,494 of Mr. Gosin’s Newmark Holdings NPSUs were converted into 1,240,901 Newmark Holdings PSUs as adjusted by the then applicable exchange ratio of 0.9231 pursuant to the 2023 Gosin Employment Agreement.

Pursuant to the 2023 Gosin Employment Agreement, on April 1, 2023, 1,145,494 of Mr. Gosin’s Newmark Holdings NPSUs were converted into 1,237,644 Newmark Holdings PSUs as adjusted by the then applicable exchange ratio of 0.9252. On December 31, 2023, Mr. Gosin received exchange rights on 1/7th of the 1,237,644 Newmark Holdings PSUs converted on April 1, 2023, resulting in 176,804 exchangeable Newmark Holdings PSUs.

Pursuant to the 2023 Gosin Employment Agreement, on March 30, 2023, (a) 203,186 of Mr. Gosin’s non-exchangeable Newmark Holdings PSUs were redeemed and an aggregate of 189,024 shares of Class A common stock of Newmark were issued, as adjusted by the then applicable exchange ratio of 0.9303, and (b) $3,125,001 associated with Mr. Gosin’s non-exchangeable Newmark Holdings PPSUs was redeemed and used for tax purposes.

On February 10, 2023, Mr. Gosin, the Company’s Chief Executive Officer, entered into the 2023 Gosin Employment Agreement with Newmark OpCo and Newmark Holdings. In connection with the 2023 Gosin Employment Agreement, the Compensation Committee approved (i) for a term through at least 2024, with the term running through 2025, an annual cash bonus of $1,500,000; (ii) an upfront advance award of four tranches of 1,145,475 Newmark NPSUs each (calculated by dividing $10,000,000 by the Company’s stock price of $8.73 on February 10, 2023) attributable to each year of the term and (iii) the continued ability to receive discretionary bonuses, if any, subject to approval of the Compensation Committee. In accordance with the 2023 Gosin Employment Agreement, Mr. Gosin’s non-exchangeable NPSUs award has the following features: (i) 25% of such non-exchangeable NPSUs shall convert into non-exchangeable PSUs, with the first 25% installment effective as of April 1, 2023 and the remaining three 25% installments effective as of December 31 of 2023 through 2025, as adjusted upwards by dividing such number of NPSUs by the then-current exchange ratio upon the applicable December 31, provided that, as of each applicable December 31: (x) Newmark, inclusive of its affiliates, earns, in the aggregate, at least $10,000,000 in gross revenues in the calendar quarter in which the applicable award of PSUs is to be granted and (y) Mr. Gosin is still performing substantial services exclusively for Newmark OpCo or an affiliate, has not given notice of termination of his services except for circumstances set forth in the 2023 Gosin Employment Agreement, and has not breached his obligations under the Newmark Holdings limited partnership agreement; and (ii) such PSUs as converted from NPSUs shall become exchangeable in ratable portions beginning December 31, 2023 and ending December 31, 2029, in accordance with the terms and conditions as set forth in the 2023 Gosin Employment Agreement. A copy of the 2023 Gosin Employment Agreement was attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2023 and is described in detail therein.

Michael J. Rispoli, Chief Financial Officer
On October 1, 2024, Mr. Rispoli received exchangeability on 4,378 PSUs and 4,378 PPSUs, in accordance with the previously approved monetization schedule in connection with the signing of his employment agreement, and 14,285 of Mr. Rispoli’s RSUs vested pursuant to the vesting schedule of the RSUs granted under his employment agreement.
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

As of December 31, 2023 the sublease had been terminated. Newmark received $0.2 million and $0.7 million from Cantor for the three and nine months ended September 30, 2023, respectively.

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

Transactions with CCRE Lending

Newmark services loans for CCRE on a “fee for service” basis, generally prior to a loan’s sale or securitization, and for which no MSR is recognized. Newmark recognized servicing revenues (excluding interest and placement fees) from servicing rights purchased from CCRE on a “fee for service” basis of $0.5 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $1.7 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively, which were included as part of “Management services, servicing fees and other” on the accompanying unaudited condensed consolidated statements of operations.

On July 22, 2019, CCRE Lending made a $146.6 million commercial real estate loan to a single-purpose company in which Mr. Gosin, Newmark’s Chief Executive Officer, owns a 19% interest. This loan is secured by the single-purpose company’s interest in property in Pennsylvania that is subject to a ground lease. While CCRE Lending initially provided the full loan amount, on August 16, 2019, a third-party bank purchased approximately 80% of the loan value from CCRE Lending, with CCRE Lending retaining approximately 20%. This loan matures on August 6, 2029, and is payable monthly at a fixed interest rate of 4.38% per annum.

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

If Cantor acquires any units as a result of the purchase or redemption by Newmark Holdings of any Founding Partner interests, Cantor will be entitled to the benefits (including distributions) of the units it acquires from the date of termination or bankruptcy of the applicable Founding Partner. In addition, any such units will be exchangeable by Cantor for a number of shares of our Class B common stock or, at Cantor’s election, shares of our Class A common stock, in each case, equal to the then-current Exchange Ratio, on the same basis as the limited partnership interests held by Cantor, and will be designated as Newmark Holdings exchangeable limited partnership interests when acquired by Cantor. The Exchange Ratio was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement and was 0.9257 as of September 30, 2024. This may permit Cantor to receive a larger share of income generated by our business at a less expensive price than through purchasing shares of our Class A common stock, which is a result of the price payable by Cantor to Newmark.

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

On October 23, 2024, Cantor purchased from Newmark Holdings an aggregate of (i) 500,617 exchangeable limited partnership interests for aggregate consideration of $1,824,045 as a result of the redemption of 500,617 Founding Partner interests, and (ii) 162,086 exchangeable limited partnership interests for aggregate consideration of $506,022 as a result of the exchange of 162,086 Founding Partner interests. Following such purchase, there were no Founding Partner interests in Newmark Holdings remaining in which the partnership had the right to redeem or exchange and with respect to which Cantor had the right to purchase an equivalent number of Cantor Units following such redemption or exchange.

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

7.500% Senior Notes

On January 12, 2024, the Company issued an aggregate of $600.0 million principal amount of 7.500% Senior Notes due 2029. In connection with this issuance of 7.500% Senior Notes, the Company recorded approximately $0.5 million in underwriting fees payable to CF&Co. These fees were recorded as a deduction from the carrying amount of the debt liability, which is amortized as interest expense over the term of the notes. Cantor purchased $125.0 million aggregate principal amount of such senior notes. On August 8, 2024, the Company filed a registration statement on Form S-3 with the SEC, which was effective upon filing, pursuant to which Cantor, or its successors, assigns, and direct and indirect transferees, may resell their 7.500% Senior Notes from time to time. The Company will not receive any of the proceeds from the resale of the 7.500% Senior Notes, and the selling securityholders will pay any underwriting discounts and commissions, brokerage commissions, and transfer taxes, if any, applicable to the notes sold by them. Cantor still holds such notes as of November 8, 2024.

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

Regulatory Requirements

Newmark is subject to various capital requirements in connection with seller/servicer agreements that Newmark has entered into with the various GSEs. Failure to maintain minimum capital requirements could result in Newmark’s inability to originate and service loans for the respective GSEs and could have a direct material adverse effect on our accompanying unaudited condensed consolidated financial statements. As of September 30, 2024, Newmark had met all capital requirements. As of September 30, 2024, the most restrictive capital requirement was Fannie Mae’s net worth requirement. Newmark exceeded the minimum requirement by $385.2 million.

Certain of Newmark’s agreements with Fannie Mae allow Newmark to originate and service loans under the Fannie Mae DUS program. These agreements require Newmark to maintain sufficient collateral to meet Fannie Mae’s restricted and operational liquidity requirements based on a pre-established formula. Certain of Newmark’s agreements with Freddie Mac allow Newmark to service loans under the Freddie Mac TAH. These agreements require Newmark to pledge sufficient collateral to meet Freddie Mac’s liquidity requirement of 8% of the outstanding principal of Freddie Mac TAH loans serviced by Newmark. As of September 30, 2024 and December 31, 2023, Newmark had met all liquidity requirements.

In addition, as a servicer for Fannie Mae, Ginnie Mae, and FHA, Newmark is required to advance to investors any uncollected principal and interest due from borrowers. As of September 30, 2024 and December 31, 2023, outstanding borrower advances were $0.3 million and $1.6 million, respectively, and are included in “Other assets” in our accompanying unaudited condensed consolidated balance sheets.

Regulatory Environment

See “—Regulation” in Part I, Item 1, Business, of the Annual Report on Form 10-K for the year ended December 31, 2023, for information related to our regulatory environment.

Equity
Share Repurchase Program
See Note 6 — “Stock Transactions and Unit Purchases” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On November 4, 2024, Newmark’s Board increased Newmark’s share repurchase and unit purchase authorization, which has no expiration date, to $400.0 million.

Fully Diluted Share Count
Our fully diluted weighted-average share counts for the nine months ended September 30, 2024 and 2023 were as follows (in thousands):

	September 30,
	2024	2023
Common stock outstanding(1)	172,767	173,549
Partnership units(2)	77,791	68,658
RSUs (Treasury stock method)	4,399	1,193
Newmark exchange shares	419	482
Total(3)	255,376	243,882
(1)Common stock consisted of Class A shares and Class B shares. For the nine months ended September 30, 2024, the weighted-average number of Class A shares was 151.5 million shares and Class B shares was 21.3 million that were included in our fully diluted EPS computation.
(2)Partnership units collectively include FPUs, limited partnership units, and Cantor Units (see Note 2 — “Limited Partnership Interests in Newmark Holdings and BGC Holdings” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information). In general, these partnership units are potentially exchangeable into shares of Newmark Class A common stock. In addition, the partnership units held by Cantor as of September 30, 2024 are generally exchangeable into up to 24.9 million shares of Newmark Class A common stock and/or Newmark Class B common stock. These partnership units also generally receive quarterly allocations of net income, after the deduction of the Preferred Distribution, based on their weighted-average pro rata share of economic ownership of the operating subsidiaries. As a result, these partnership units are included in the fully diluted share count calculation shown above.
(3)For the nine months ended September 30, 2024, the weighted-average share count included 0.3 million anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share. For the nine months ended September 30, 2023, the weighted-average share count included 4.8 million anti-dilutive securities, which were excluded in the computation of fully diluted earnings per share.

Our fully diluted period-end (spot) common stock, limited partnership unit, RSU and Newmark exchange share count as of each of September 30, 2024 and 2023 was as follows (in thousands):

	September 30,
	2024	2023
Common stock outstanding	168,248	172,747
Partnership units	77,063	70,796
RSUs (Treasury stock method)	5,138	1,463
Newmark exchange shares	372	498
Total	250,821	245,504

Registration Statements

We have an effective registration statement on Form S-4 with respect to the offer and sale of up to 20.0 million shares and rights to acquire shares of our Class A common stock from time to time in connection with business combination transactions, including acquisitions of other businesses, assets, properties or securities. As of September 30, 2024, we have issued 2.5 million shares of our Class A common stock under this registration statement.

Construction Loans

As of September 30, 2024 and December 31, 2023, Newmark was committed to fund approximately $0.3 billion and $0.4 billion, respectively, which is the total remaining draws on construction loans originated by Newmark under the HUD 221(d)4, 220 and 232 programs, rate locked loans that have not been funded, and forward commitments, as well as the funding for Fannie Mae structured transactions. Newmark also has corresponding commitments to sell these loans to various purchasers as they are funded.

Contingent Payments Related to Acquisitions

Newmark completed acquisitions from 2019 through the third quarter of 2024 with contingent consideration of $23.1 million. The contingent equity instruments and cash liability is recorded at fair value in “Accounts payable, accrued expenses and other liabilities” on Newmark’s accompanying unaudited condensed consolidated balance sheets.

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

Employee Loans: We have entered into various agreements with certain of our employees and partners whereby these individuals receive loans that may be either wholly or in part repaid from distributions that the individuals receive on some or all of their limited partnership interests and from proceeds of the sale of the employees’ shares of our Class A common stock or may be forgiven over a period of time. Cash advance distribution loans are documented in formal agreements and are repayable in timeframes outlined in the underlying agreements. We intend for these advances to be repaid in full from the future distributions on existing and future awards granted or the proceeds of the sales of the employees’ shares. The allocations of net income to the awards are treated as compensation expense and the proceeds from distributions are used to repay the loan. The forgivable portion of any loans is recognized as compensation expense in our accompanying unaudited condensed consolidated statements of operations over the life of the loan. We review the loan balances each reporting period for collectability. If we determine that the collectability of a portion of the loan balances is not expected, we recognize a reserve against the loan balances. Actual collectability of loan balances may differ from our estimates. As of September 30, 2024 and December 31, 2023, the aggregate balance of employee loans, net of reserve, was $788.2 million and $651.2 million, respectively, and is included as “Loans, forgivable loans and other receivables from employees and partners, net” in our accompanying unaudited condensed consolidated balance sheets. Compensation expense for the above-mentioned employee loans for the three months ended September 30, 2024 and 2023 was $23.5 million and $28.3 million, respectively, and $72.7 million and $78.7 million for the nine months ended September 30, 2024 and 2023, respectively. The compensation expense related to these loans was included as part of “Compensation and employee benefits” in our accompanying unaudited condensed consolidated statements of operations.

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

During the nine months ended September 30, 2024, there was a decrease of $3.4 million in our reserves. These reserves were based on macroeconomic forecasts which are critical inputs into our model and material movements in variables such as the U.S. unemployment rate and U.S. GDP growth rate which could significantly affect our estimated expected credit losses. These macroeconomic forecasts, under different conditions or using different assumptions or estimates, could result in significantly different changes in reserves for credit losses. It is difficult to estimate how potential changes in specific factors might affect the overall reserves for credit losses and current results may not reflect the potential future impact of macroeconomic forecast changes.

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

Recent Accounting Pronouncements

See Note 1 — “Organization and Basis of Presentation” to our accompanying unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for information regarding recent accounting pronouncements.

Capital Deployment Priorities, Dividend Policy and Repurchase and Redemption Program

During the nine months ended September 30, 2024, we have returned $193.5 million dollars to shareholders through share repurchases and unit purchases. In addition, we paid dividends and distributions. We expect to continue returning capital to shareholders.

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

Our Organizational Structure

Current Organizational Structure

As of September 30, 2024, there were 219,910,910 shares of Newmark Class A common stock issued and 146,962,810 outstanding. Cantor and CFGM held no shares of Newmark Class A common stock. Each share of Newmark Class A common stock is generally entitled to one vote on matters submitted to a vote of our stockholders. As of September 30, 2024, Cantor and CFGM held 21,285,533 shares of Newmark Class B common stock representing all of the outstanding shares of Newmark Class B common stock. The shares of Newmark Class B common stock held by Cantor and CFGM, as of September 30, 2024, represented approximately 59.2% of our total voting power. Each share of Newmark Class B common stock is generally entitled to the same rights as a share of Newmark Class A common stock, except that, on matters submitted to a vote of our stockholders, each share of Newmark Class B common stock is entitled to 10 votes. The Newmark Class B common stock generally votes together with the Newmark Class A common stock on all matters submitted to a vote of our stockholders.

Shares of Newmark Class B common stock are convertible into shares of Newmark Class A common stock at any time in the discretion of the holder on a one-for-one basis. Accordingly, if Cantor and CFGM converted all of their shares of Newmark Class B common stock into shares of Newmark Class A common stock, Cantor and CFGM would hold 12.7% of the voting power in Newmark and the stockholders of Newmark other than Cantor and CFGM would hold 87.3% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged). In addition, if Cantor and CFGM continued to hold shares of Newmark Class B common stock and if Cantor exchanged all of the exchangeable limited partnership units held by Cantor for shares of Newmark Class B common stock, Cantor and CFGM would hold 76.6% of the voting power in Newmark, and the stockholders of Newmark other than Cantor and CFGM would hold 23.4% of the voting power in Newmark (and the indirect economic interests in Newmark OpCo would remain unchanged).

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

We hold the Newmark Holdings general partnership interest and the Newmark Holdings special voting limited partnership interest, which entitle us to remove and appoint the general partner of Newmark Holdings and serve as the general partner of Newmark Holdings, which entitles us to control Newmark Holdings. Newmark Holdings, in turn, holds the Newmark OpCo general partnership interest and the Newmark OpCo special voting limited partnership interest, which entitle Newmark Holdings to remove and appoint the general partner of Newmark OpCo, and serve as the general partner of Newmark OpCo, which entitles Newmark Holdings (and thereby us) to control Newmark OpCo. In addition, as of September 30, 2024, we directly held Newmark OpCo limited partnership interests consisting of approximately 170,552,249 units representing approximately 68.4% of the outstanding Newmark OpCo limited partnership interests. We are a holding company that holds these interests, serves as the general partner of Newmark Holdings and, through Newmark Holdings, acts as the general partner of Newmark OpCo. As a result of our ownership of the general partnership interest in Newmark Holdings and Newmark Holdings’ general partnership interest in Newmark OpCo, we consolidate Newmark OpCo’s results for financial reporting purposes.

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

As of September 30, 2024, 2,622,079 Founding/Working Partner interests were outstanding. These Founding/Working Partner interests were issued in the Separation to holders of BGC Holdings Founding/Working Partner interests, who received such Founding/Working Partner interests in connection with BGC Partners’ acquisition of the BGC Partners business from Cantor in 2008. The Newmark Holdings limited partnership interests held by Founding/Working Partners are not exchangeable with us unless (1) Cantor acquires Cantor Units from Newmark Holdings upon termination or bankruptcy of the Founding/Working Partners or redemption of their units by Newmark Holdings (which it has the right to do under certain circumstances), in which case such interests will be exchangeable with us for shares of Newmark Class A common stock or Newmark Class B common stock as described above, or (2) Cantor determines that such interests can be exchanged by such Founding/Working Partners with us for Newmark Class A common stock, with each Newmark Holdings unit exchangeable for a number of shares of Newmark Class A common stock equal to the Exchange Ratio (which was initially one, but is subject to adjustment as set forth in the Separation and Distribution Agreement), on terms and conditions to be determined by Cantor (which exchange of certain interests Cantor permits from time to time). Once a Newmark Holdings Founding/Working Partner interest becomes exchangeable, such Founding/Working Partner interest is automatically exchanged upon a termination or bankruptcy with us for Newmark Class A common stock.

Further, we provide exchangeability for partnership units under other circumstances in connection with (1) our partnership redemption, compensation and restructuring programs, (2) other incentive compensation arrangements and (3) business combination transactions.

As of September 30, 2024 78,759,443 limited partnership units were outstanding (including Founding/Working Partner interests and Working Partner interests, and units held by Cantor). Limited partnership units will be only exchangeable with us in accordance with the terms and conditions of the grant of such units, which terms and conditions are determined in our sole discretion, as the Newmark Holdings general partner, with the consent of the Newmark Holdings exchangeable limited partnership interest majority in interest, in accordance with the terms of the Newmark Holdings limited partnership agreement.

The Exchange Ratio between Newmark Holdings limited partnership interests and our common stock was initially one. However, this Exchange Ratio will be adjusted in accordance with the terms of the Separation and Distribution Agreement if our dividend policy and the distribution policy of Newmark Holdings are different. As of September 30, 2024, the Exchange Ratio was 0.9257.

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

The following diagram illustrates the ownership structure of Newmark as of September 30, 2024. The diagram does not reflect the various subsidiaries of Newmark, Newmark OpCo or Cantor (including certain operating subsidiaries that are organized as corporations whose equity is either wholly owned by Newmark or whose equity is majority-owned by Newmark with the remainder owned by Newmark OpCo) or the results of any exchange of Newmark Holdings exchangeable limited partnership interests or, to the extent applicable, Newmark Holdings Founding Partner interests, Newmark Holdings Working Partner interests or Newmark Holdings limited partnership units.

STRUCTURE OF NEWMARK AS OF SEPTEMBER 30, 2024

Cantor (2)
59.2% of voting power
19.4% of aggregate indirect economic interest in Newmark OpCo
Public Stockholders of Newmark Group, Inc.
36.0% of voting power
52.7% of indirect economic interest in Newmark OpCo
Employees, Executives, and Directors (1)
4.8% of voting power
7.1% of indirect economic interest in Newmark OpCo
• 88.1% Class A common stock (77.0% of economics and 36.0% of voting power)
• 52.7% indirect economic interest in Newmark OpCo
• 100% Class B common stock (12.6% of economics and 59.2% of voting power)
• 8.6% indirect economic interest in Newmark OpCo
• 11.9% Class A common stock (10.4% of economics and 4.8% of voting power)
• 7.1% indirect economic interest in Newmark OpCo
• Non-Voting Limited Partnership Interests (34.2% of economics of Newmark Holdings)
• 10.8% indirect economic interest in Newmark OpCo
Newmark Group, Inc.
Limited Partners / Employees
20.8% of indirect economic interest in Newmark OpCo
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Non-Voting Limited Partnership Interests (65.8% of economics of Newmark Holdings)
• 20.8% indirect economic interest in Newmark OpCo
Newmark Holdings, L.P.
• Non-Voting Limited Partnership Interests (68.4% of economics of Newmark OpCo)
• General Partner Interests (controlling interest)
• Special Voting Limited Partnership Interests
• Limited Partnership Interests (31.6% of economics of Newmark OpCo)
Newmark Partners, L.P. (“Newmark OpCo”)
• Majority of all outstanding voting interests in each Newmark OpCo Operating Subsidiary
• Minority Equity Interests
Operating Subsidiaries
Other Entities

(1) Excludes unrestricted Class A common stock owned by employees.
(2) Cantor includes Cantor Fitzgerald, L.P. and CFGM. Cantor Fitzgerald, L.P. has 12.4% of the economics and 58.2% of the voting power in Newmark Group, Inc. CFGM has 0.2% of the economics and 1.0% of the voting power in Newmark Group, Inc.

The diagram reflects Newmark Class A common stock and Newmark Holdings partnership unit activity from January 1, 2024 through September 30, 2024 as follows: (a) an aggregate of 12,853,718 limited partnership units granted by Newmark Holdings; (b) 15,745,930 shares of Newmark Class A common stock repurchased by us; (c) 212,220 shares of restricted Newmark Class A common stock forfeited; (d) 1,856,950 shares of Newmark Class A common stock issued for RSUs; (e) 344,459 shares of Class A common stock issued by us under our acquisition shelf registration statement on Form S-4 (Registration No. 333-231616), but not the 17,461,432 of such shares and rights to acquire such shares remaining available for issuance by us under such registration statement; and (f) 512,840 terminated limited partnership units.

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

Interest Rate Risk
On January 12, 2024, Newmark closed its offering of $600.0 million aggregate principal amount of 7.500% Senior Notes. These debt obligations are not currently subject to fluctuations in interest rates, although in the event of refinancing or issuance of new debt, such debt could be subject to changes in interest rates. Newmark had an outstanding principal balance of $600.0 million of 7.500% Senior Notes and $175.0 million outstanding on the Credit Facility as of September 30, 2024. The interest rate on the Credit Facility is currently based upon SOFR.

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

Some of our assets and liabilities are subject to changes in interest rates. Earnings from escrows are generally based on SOFR. 30-day SOFR as of September 30, 2024 was 516 basis points and 532 basis points at September 30, 2023. A 100-basis point increase in the 30-day SOFR would increase our annual earnings by $12.7 million based on our escrow balances as of September 30, 2024 and by $10.9 million based on our escrow balances as of September 30, 2023. A 100-basis point decrease in the 30-day SOFR would decrease our annual earnings by $12.7 million based on our escrow balances as of September 30, 2024 and by $10.9 million based on the escrow balances as of September 30, 2023.

We use warehouse facilities and repurchase agreements to fund loans we originate under our various lending programs. The borrowing costs of our warehouse facilities and the repurchase agreement is based on SOFR. A 100-basis point increase in 30-day SOFR would decrease our annual earnings by $9.9 million based on our outstanding balances as of September 30, 2024 and by $6.1 million based on our outstanding balances as of September 30, 2023. A 100 basis-point decrease in 30-day SOFR would increase our annual earnings by approximately $9.9 million based on our outstanding warehouse balance as of September 30, 2024 and by approximately $6.1 million based on our outstanding warehouse balance as of September 30, 2023. During 2024, the borrowing costs we incurred on our warehouse facilities exceeded the amount of interest income we earned from loans held for sale due to the inverted yield curve. Our borrowing costs are based on a short term SOFR rate, while the interest rate we earn on loans held for sale are based on US Treasury rates plus a credit spread.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Newmark Group, Inc. maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by Newmark Group, Inc. is recorded, processed, accumulated, summarized and communicated to its management, including its Executive Chairman and its Chief Financial Officer, to allow timely decisions regarding required disclosures, and reported within the time periods specified in the SEC’s rules and forms. The Executive Chairman and the Chief Financial Officer have performed an evaluation of the effectiveness of the design and operation of Newmark Group, Inc.’s disclosure controls and procedures as of September 30, 2024. Based on that evaluation, the Executive Chairman and the Chief Financial Officer concluded that Newmark Group, Inc.’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required by this Item is set forth in Note 6 — “Stock Transactions and Unit Purchases” and Note 27 — “Compensation” to our accompanying unaudited condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report on Form 10-Q, and under the heading “Certain Related Party Transactions — Cantor Rights to Purchase Cantor Units from Newmark Holdings” included in Part I, Item 2, of this Quarterly Report on Form 10-Q, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated by reference herein.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements
During the quarter ended September 30, 2024, none of the Company’s directors or executive officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6.    EXHIBITS
The Exhibit Index set forth below is incorporated by reference in response to this Item 6.

Exhibit Number	Exhibit Title

3.1
Second Amended and Restated Certificate of Incorporation of Newmark Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024).

10.1
Second Amended and Restated Employment Agreement, dated as of August 7, 2024, by and among Barry Gosin, Newmark Holdings, L.P. and Newmark Partners, L.P. (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 12, 2024).

10.2	Amended and Restated Newmark Group, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024).

10.3
Amended and Restated Newmark Group, Inc. Incentive Bonus Compensation Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024).

10.4	Amended and Restated Newmark Holdings, L.P. Participation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 18, 2024).

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from Newmark Group, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 are formatted in inline eXtensible Business Reporting Language (iXBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statement. The XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL (included in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 to be signed on its behalf by the undersigned, thereunto duly authorized.

Newmark Group, Inc.

/s/ Howard W. Lutnick
Name:	Howard W. Lutnick
Title:	Executive Chairman

/s/ Michael J. Rispoli
Name:	Michael J. Rispoli
Title:	Chief Financial Officer
Date: November 8, 2024